Form 10-K
period 2012-12-31
REPUBLIC BANCORP INC /KY/
filed 2013-03-14
CIK 921557

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑Yes ☐ No

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

☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $223,268,529 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 15, 2013 was 18,658,066 and 2,264,247.

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2013 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations or the interpretation and enforcement thereof, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) included under Part 1 Item 1A “Risk Factors.”

Broadly speaking, forward-looking statements include:

●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

●	loan delinquencies, non-performing loans, impaired loans and troubled debt restructurings (“TDR”s);
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loan losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	future credit losses and the overall adequacy of the allowance for loan losses;
●	potential write-downs of other real estate owned (“OREO”);
●	potential recast adjustments to acquisition day fair values (“day-one fair values”);
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	future long-term interest rates and their impact on the demand for Mortgage Banking products and warehouse lines of credit;
●	the future value of mortgage servicing rights;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) division;
●	the future operating performance of TRS, including the impact of the cessation of Refund Anticipation Loans (“RALs”);
●	future Refund Transfers (“RTs”), formerly referred to as Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”), volume for TRS;
●	the impact to net income resulting from the termination of material TRS contracts;
●	future revenues associated with RTs at TRS;
●	future financial performance of Republic Payment Solutions (“RPS”);
●	future financial performance of Republic Credit Solutions (“RCS”);
●	potential impairment of investment securities;
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

●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations;
●	the Bank’s ability to maintain current deposit and loan levels at current interest rates; and,
●	the Company’s ability to successfully implement future growth plans, including but not limited to the acquisitions of failed banks.

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

PART I

Item 1 Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Republic is the parent company of Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”) (collectively referred together as the “Bank”), and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned, unconsolidated finance subsidiary of Republic Bancorp, Inc. Incorporated in 1974, Republic became a bank holding company when RB&T became authorized to conduct commercial banking business in Kentucky in 1981.

RB&T’s banking centers are primarily located in Kentucky and Southern Indiana. Additionally, RB&T has one banking center in metropolitan Minneapolis, Minnesota and one in metropolitan Nashville, Tennessee. RB’s banking centers are primarily located in metropolitan Tampa, Florida; with one office in Cincinnati, Ohio.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2012, Republic had total assets of $3.4 billion, total deposits of $2.0 billion and total stockholders’ equity of $537 million. Based on total assets as of December 31, 2012, Republic ranked as the second largest Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported TRS segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting. Net income, total assets and net interest margin by segment for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year Ended December 31, 2012
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net income	$55,174	$3,279	$60,886	$119,339
Total assets	3,371,934	15,752	6,713	3,394,399
Net interest margin	3.64%	NM	NM	4.82%

	Year Ended December 31, 2011
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net income	$26,463	$344	$67,342	$94,149
Total assets	3,099,426	10,880	309,685	3,419,991
Net interest margin	3.55%	NM	NM	5.09%

	Year Ended December 31, 2010
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net income	$17,895	$2,618	$44,240	$64,753
Total assets	3,026,628	23,359	572,716	3,622,703
Net interest margin	3.57%	NM	NM	4.65%
_____________________
NM – Not Meaningful

For expanded segment financial data see Footnote 21 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking segment

As of December 31, 2012, in addition to an internet delivery channel, Republic had 44 full-service banking centers with locations as follows:

●	Kentucky – 34
o	Metropolitan Louisville – 20
o	Central Kentucky – 11
▪	Elizabethtown – 1
▪	Frankfort – 1
▪	Georgetown – 1
▪	Lexington – 5
▪	Owensboro – 2
▪	Shelbyville, Kentucky - 1
o	Northern Kentucky – 3
▪	Covington, Kentucky – 1
▪	Florence, Kentucky – 1
▪	Independence, Kentucky - 1
●	Southern Indiana – 3
o	Floyds Knobs – 1
o	Jeffersonville – 1
o	New Albany – 1
●	Metropolitan Tampa, Florida – 4*
●	Metropolitan Cincinnati, Ohio – 1*
●	Metropolitan Nashville, Tennessee – 1
●	Metropolitan Minneapolis, Minnesota – 1
____________________
* - Denotes a RB location

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Nashville, Tennessee from the Federal Deposit Insurance Corporations (“FDIC”), as receiver for TCB. This acquisition of a failed bank represented a single banking center located in metropolitan Nashville and RB&T’s initial entrance into the Nashville market.

Effective September 7, 2012 RB&T acquired substantially all of the assets and assumed substantially all of the liabilities of First Commercial Bank (“FCB”), headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB. This acquisition of a failed bank represented a single banking center located in metropolitan Minneapolis and RB&T’s initial entrance into the Minneapolis market.

Lending Activities

The Bank principally markets its lending products and services through the following delivery channels:

Mortgage Lending – A major component of the Bank’s lending activities consists of the origination of single family, first lien residential real estate loans collateralized by owner occupied property, predominately located in the Bank’s primary market areas. Additionally, the Bank offers home equity loans and home equity lines of credit. These loans are originated through the Bank’s retail banking center network.

●
The Bank generally retains adjustable rate mortgage (“ARM”) single family, first lien residential real estate loans with fixed terms up to ten years. All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” segment and are discussed below and elsewhere in this filing.

●
Single family, first lien residential real estate loans with fixed rate terms of 15, 20 and 30 years are generally sold into the secondary market. Their accompanying mortgage servicing rights (“MSRs”), which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed below and elsewhere in this filing. In order to take advantage of the steep yield curve during 2012, 2011 and 2010, the Bank elected to retain approximately $3 million, $45 million and $65 million of 15-year fixed rate single family, first lien residential real estate loans. In addition, during 2012 and 2011, the Bank retained approximately $8 million and $14 million of 30-year fixed rate single family, first lien residential real estate loans.

As a result of the historically low interest rate environment the last four years, the Bank has been challenged to grow its residential real estate portfolio, as consumer demand shifted to 15- and 30-year fixed rate loan products that the Bank has historically sold into the secondary market. As a result of these challenges, the Bank created its Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is a first mortgage or a junior lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of December 31, 2012 and 2011, the Bank had $229 million and $58 million of HEALs outstanding.

The Bank offers ARMs with rate adjustments tied to various indices with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these loans are adjusted after their fixed rate terms on an annual basis, with most having limitations on upward adjustments over the life of the loan. These loans typically feature amortization periods of up to 30 years and have fixed rate features for one, three, five, seven or ten years. While there is no requirement for a client to refinance their loan at the end of the fixed rate period, clients have historically done so the substantial majority of the time as most clients are interest rate risk-averse on their first mortgage loans. The Bank is able to mitigate interest rate risk with the ARM product because the substantial majority of these loans refinance at the end of their fixed rate periods.

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

Prior to the fourth quarter of 2009, in the Bank’s primary markets, loans collateralized by single family residential real estate were generally originated in amounts up to 90% of appraised value; however, the Bank commonly included home equity lines of credit in conjunction with its first liens, often increasing the loan-to-value of the entire relationship to 100%. During the fourth quarter of 2009, the Bank reduced the maximum combined first and second lien position loan-to-value ratio for new residential real estate originations in all markets to 80%. These loan-to-value standards remain in place with the exception of the Bank’s HEAL product, which is allowed a maximum first and second lien loan-to-value of up to 90%. Additionally, with the exception of HEALs under $150,000, the Bank requires mortgagee’s title insurance on first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

Although the contractual loan payment periods for single family, first lien residential real estate ARM loans are generally for a 15 to 30-year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than the contractual terms. The Bank generally charges a penalty for prepayment of ARM loans if they are refinanced prior to the completion of their fixed rate period.

The Bank does, on occasion, purchase single family, first lien residential real estate loans in low to moderate income areas in order to meet its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to these purchased loans and generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

Commercial Lending – The Bank’s commercial real estate and multi-family (“commercial real estate”) loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial real estate.

The Bank’s commercial real estate loans are generally made to small-to-medium sized businesses in amounts up to 80% or 85%, depending on the market, of the lesser of the appraised value or purchase price of the property. Commercial real estate loans generally have fixed or variable interest rates indexed to Prime and have terms of three, five, seven or ten years with amortizing terms up to 20 years. Although the contractual loan payment period for these types of loans is generally a 20-year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than their contractual terms. The Bank generally charges a penalty for prepayment of commercial real estate loans if the loans are refinanced prior to the completion of their fixed rate period.

Loans secured by commercial real estate generally are larger and often involve greater risks than single family, first lien residential real estate loans. Because payments on loans secured by commercial real estate properties often are dependent on successful operation or management of the properties or businesses operated from the properties, repayment of such loans may be impacted to a greater extent by adverse conditions in the national and local economies. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of commercial real estate loans and generally restricting such loans to its primary market area. In determining whether to originate commercial real estate loans, the Bank also considers such factors as the financial condition of the borrower and guarantor and the debt service coverage of the property when applicable.

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

Warehouse Lines of Credit – In June 2011, RB&T began offering warehouse lines of credit, through which RB&T provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables the mortgage banking customers to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by RB&T. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. RB&T receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer.

Construction Lending – The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Construction loans also are made to contractors to build single family dwellings under contract. Construction loans are generally offered on the same basis as other single family, first lien residential real estate loans, except that a larger percentage down payment is typically required.

The Bank finances the construction of individual owner occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off at closing. Construction loans on residential properties are generally made in amounts up to 80% of anticipated cost of construction. Construction loans to developers and builders generally have terms of nine to 12 months. Loan proceeds on builders’ projects are disbursed in increments as construction progresses and as property inspections warrant.

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

Consumer Lending – Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as other secured and unsecured personal loans in addition to credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family, first lien residential real estate loans, other traditional consumer loan products, while available, are not and have not been actively promoted in the Bank’s markets.

Private Banking – The Bank provides financial products and services to high net worth individuals through its Private Banking Department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of high net worth individuals.

Treasury Management Services – The Bank provides various deposit products designed for commercial business customers located throughout its market areas. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Bank’s Treasury Management Department.

Internet Banking – The Bank expands its market penetration and service delivery by offering customers Internet banking services and products through its website, www.republicbank.com.

Other Banking Services – The Bank also provides trust, title insurance and other financial institution related products and services.

See additional discussion regarding Lending Activities under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data.”
o	Footnote 4 “Loans and Allowance for Loan Losses”
o	Footnote 21 “Segment Information”

(II)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

As part of the sale of loans with servicing retained, the Bank records an MSR. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

With the assistance of an independent third party, the MSRs asset is reviewed monthly for impairment based on the fair value of the MSRs using groupings of the underlying loans by interest rates. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speed assumptions within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speed assumptions on the underlying loans would be anticipated to decline.

Due to the reduction in long-term interest rates during 2012 and 2011, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in net impairment charges of $142,000 and $203,000 for the years ending December 31, 2012 and 2011.

During the third quarter of 2010, the Bank recorded an MSR valuation allowance of $157,000; however, this valuation allowance was reversed in the fourth quarter of 2010 resulting in an end-of-year valuation allowance of $0.

See additional discussion regarding Mortgage Banking under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data.”
o	Footnote 4 “Loans and Allowance for Loan Losses”
o	Footnote 21 “Segment Information”

(III) Republic Processing Group segment

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products on-line.

Tax Refund Solutions division:

Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. The TRS division’s primary tax-related products have historically included RTs and RALs. Substantially all of the business generated by the TRS division occurs in the first quarter of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued its offering of the RAL product effective April 30, 2012. The Company’s RAL revenue was $45 million in 2012.

Additionally, as a result of the Agreement, TRS is subject to additional oversight requirements through its Electronic Return Originator Oversight (“ERO”) Plan, the (“ERO Plan”). The ERO Plan, developed by RB&T and approved by the FDIC, implemented increased training and audits of RB&T’s ERO partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Agreement required RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third-party risk and ensure compliance with consumer laws.

For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

RTs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for RB&T associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on RTs are reported as non-interest income under the line item “Refund transfer fees.”

RALs were short-term consumer loans offered to taxpayers that were secured by the customer’s anticipated tax refund, which represented the source of repayment. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

Termination of Material Tax Refund Solutions Contracts

For the first quarter 2012 tax season, RB&T conducted business with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and JTH Tax Inc. d/b/a Liberty Tax Service (“Liberty”) to offer RAL and RT products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparer offices.

On August 27, 2012, RB&T received a termination notice to the Amended and Restated Marketing and Servicing Agreement, dated November 29, 2011 (the “M&S Agreement”), with Liberty related to RB&T’s RT products, as well as RB&T’s previously offered RAL product.

  Prior to its termination, the restated M&S Agreement had, among other things:

●	set the term of the M&S Agreement to expire on October 16, 2014;
●	named RB&T as the exclusive provider of all RT products and the previously offered RAL product for a mutually agreed upon list of locations through the term of the contract; and
●
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

RB&T has notified Liberty that RB&T believes there has been no occurrence that would give rise to termination of the M&S Agreement and that RB&T disagrees with Liberty’s interpretation of the M&S Agreement relative to Liberty’s ability to terminate. RB&T has also notified Liberty that RB&T believes that the mediation process to settle differences under the M&S Agreement is complete and that it intends to demand arbitration under the terms of the M&S Agreement seeking damages for what RB&T believes was Liberty’s wrongful termination of the M&S Agreement.

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

JHTSL’s termination letter stated that they were terminating the Program Agreement pursuant to Sections 8.2(i) and 8.2(ii) because, among other reasons, RB&T “cannot offer and provide RALs to customers of designated EROs during Tax Seasons 2013 and 2014 as required by the Program Agreement.” RB&T believes there has been no occurrence that would give rise to termination of the Program Agreement and RB&T has filed a demand for arbitration with JH under the terms of the M&S Agreement seeking damages for what RB&T believes was JH’s wrongful termination of the M&S Agreement. JH has answered RB&T’s demand and filed a counterclaim seeking damages from RB&T for breach of the M&S Agreement. The parties have agreed to arbitrate the matter with Judicial Arbitration and Mediation Services (“JAMS”) in New York, New York in June 2013. Procedurally, JAMS typically provides its decision within 30 days after the close of the hearing. JAMS can also extend that time, however, and if extended, the decision may not occur for an extended period of time following the completion of the June arbitration. The Company believes the arbitration ruling will likely occur prior to the end of 2013; however, no assurances can be made regarding an exact time frame.

Approximately 40% and 40% of the TRS division’s gross revenue was derived from JH tax offices for the years ended as of December 31, 2012 and 2011, with another 19% and 20% from Liberty tax offices for the same respective periods. Termination of these contracts will have a material adverse impact to the Company’s results of operations in 2013 and beyond.

Tax Refund Solutions Funding – First Quarter 2013 Tax Season

Due to the elimination of RAL product effective April 30, 2012, RB&T will have no funding requirements specific to the TRS division for the first quarter 2013 tax season.

Tax Refund Solutions Funding – First Quarter 2012 Tax Season

During the fourth quarter of 2011, in anticipation of first quarter 2012 RAL program, RB&T obtained $300 million in Federal Home Loan Bank (“FHLB”) advances with a weighted average life of three months with a weighted average interest rate of 0.10%. In January 2012, the Company obtained $252 million of short-term brokered deposits to complete its funding needs for the first quarter 2012 tax season. These brokered deposits had a weighted average maturity of 44 days with a weighted average cost of approximately 0.39%. The total weighted average funding cost for the first quarter 2012 tax season was 0.23%.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:

●	Part I Item 1 “Business”
o	General Business Overview
▪	Republic Processing Group segment
●	Part I Item 1A “Risk Factors”
o	Republic Processing Group
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 4 “Loans and Allowance for Loan Losses”
o	Footnote 21 “Segment Information”

Republic Payment Solutions division:

Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. If successful, this program is expected to:

●	generate a low-cost deposit source;
●	generate float revenue from the previously mentioned low cost deposit source;
●	serve as a source of fee income; and
●	generate debit card interchange revenue.

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

Republic Credit Solutions division:

Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products through on-line channels. In general, the credit products are expected to be unsecured small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer's ability to repay. All RCS programs will be piloted for a period of time to ensure all aspects are meeting expectations before continuation.

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

Employees

As of December 31, 2012, Republic had 797 full-time equivalent employees. Altogether, Republic had 774 full-time and 46 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market areas in originating loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida, Ohio, Tennessee and Minnesota. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established customer bases, higher lending limits, more extensive banking center networks, numerous automatic teller machines, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

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

Mortgage Banking

The Bank competes with mortgage bankers, mortgage brokers and financial institutions for the origination and funding of mortgage loans. Many competitors have branch offices in the same areas where the Bank’s loan officers operate. The Bank also competes with mortgage companies whose focus is on telemarketing and internet lending.

Republic Processing Group

  Tax Refund Solutions division

With regard to the TRS division, the discontinuance of the RAL product after April 30, 2012 and the previously mentioned termination of TRS contracts will have a material adverse impact on the profitability of RB&T’s RT products. The TRS division faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, RB&T is facing increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T will also incur substantial pressure on its profit margin for its RT products, as it is forced to compete with existing rebate and pricing incentives in the RT marketplace.

In addition, as a result of RB&T’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements not currently imposed on its competitors. Management believes these additional requirements make attracting new relationships and retaining existing relationships more difficult for RB&T.

Republic Credit Solutions division

The small dollar consumer loan industry is highly competitive. Management believes principal competitors for its small dollar loan pilot program will be billers who accept late payments for a fee, overdraft privilege programs of other banks and credit unions, as well as payday lenders.

The roll out of RB&T’s pilot small dollar loan program will be on-line through various billers across the United States. New entrants to the on-line, small dollar consumer loan market must successfully implement underwriting and fraud prevention processes, overcome consumer brand loyalty and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states in the U.S.

Republic Payment Solutions division

The prepaid card industry is subject to intense and increasing competition. RB will compete with a number of companies that market different types of prepaid card products; such as GPR, gift, incentive and corporate disbursement cards. There is also competition from large retailers who are seeking to integrate more financial services into their product offerings. Increased competition is also expected from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid card programs.

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

Republic Bancorp, Inc. is a legal entity separate and distinct from the Bank and is subject to direct supervision by the FRB. Republic Bancorp’s principal sources of funds are cash dividends from the Bank and other subsidiaries. The Company files regular routine reports with the FRB in addition to the Bank’s filings with the FDIC and OCC concerning business activities and financial condition. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness and compliance with various compliance and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a bank or savings bank may engage and is intended primarily to provide protection for the DIF and the Bank’s depositors. Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OCC or state or federal legislation, could have a material adverse impact on Company operations.

Enforcement Powers – Regulators have broad enforcement powers over banks, savings banks and their holding companies, including, but not limited to: the power to mandate or restrict particular actions, activities, or divestitures; impose monetary fines and other penalties for violations of laws and regulations; issue cease and desist or removal orders; seek injunctions; publicly disclose such actions; and prohibit unsafe or unsound practices. This authority includes both informal actions and formal actions to effect corrective actions or sanctions. In addition, Republic is subject to regulation and enforcement actions by other state and federal agencies.

Certain regulatory requirements applicable to the Company and the Bank are referred to below or elsewhere in this filing. The description of statutory provisions and regulations applicable to banks, savings banks and their holding companies set forth in this filing does not purport to be a complete description of such statutes and regulations. Their effect on the Company and the Bank and is qualified in its entirety by reference to the actual laws and regulations.

Prepaid Cards Regulation

The cards marketed by the RPS division are subject to various federal and state laws and regulations, including those discussed below. Though not all prepaid card products are expressly subject to the provisions of the Electronic Fund Transfers Act(“EFTA”) and the FRB’s Regulation E, with the exception of those provisions comprising the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or (“CARD Act”); the Bank intends to treat prepaid products such as GPR cards as being subject to certain provisions of the EFTA and Regulation E when applicable, such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations.

State Wage Payment Laws and Regulations

The use of payroll card programs as means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments. RPS payroll cards are designed to allow employers to comply with such applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees either through statutory provisions allowing such use, or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for the use of such cards. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method. The most common of these requirements and/or restrictions involve obtaining the prior written consent of the employee, limitations on payroll card fees and disclosure requirements.

Card Association and Payment Network Operating Rules

In providing certain services, the Bank is required to comply with the operating rules promulgated by various card associations and network organizations, including certain data security standards, with such obligations arising as a condition to access or otherwise participate in the relevant card association or network organization. Each card association and network organization may audit the Bank from time to time to ensure compliance with these standards. The Bank maintains appropriate policies and programs and adapts business practices in order to comply with all applicable rules and standards.

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

Branching – Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. Previously, an out-of-state bank was permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by out-of-state banks was not permitted. This difficulty for out-of-state banks to branch into Kentucky limited the ability of Kentucky chartered banks to branch into many states, as several states have reciprocity requirements for interstate branching. Section 613 of the Dodd-Frank Act effectively eliminated the interstate branching restrictions set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, thus eliminating the corresponding state law restrictions. Banks located in any state may now de novo branch in any other state, including Kentucky. Such unlimited branching power will likely increase competition within the markets in which the Company and the Bank operate.

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

The FRB promulgated Regulation W to implement Sections 23A and 23B of the FRA. That regulation contains many of the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

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

The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000 per depositor, retroactive to January 1, 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2012 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. These programs were not extended past December 2012.

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

In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. Republic prepaid $11.5 million in deposit insurance assessments on December 30, 2009. As of December 31, 2012, RB&T had $2.9 million in prepaid balance outstanding that will be refunded in June 2013 by the FDIC.

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

On February 7, 2011, effective April 1, 2011, the FDIC Board of Directors adopted a final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act. The final rule:

●	Redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity (defined as Tier I Capital);
●	Made generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;
●	Created a depository institution debt adjustment;
●	Elminated the secured liability adjustment; and
●	Adopted a new assessment rate schedule, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

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

Regulation E – In November 2009, the FRB announced its amendment of Regulation E. The amendment prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution would be prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

The Bank earns a substantial majority of its fee income related to overdrafts from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it had historically earned more than 60% of its fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups.

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

The USA Patriot Act (“Patriot Act”), Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) – The Patriot Act was enacted after September 11, 2001, to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on financial institutions. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML controls to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Title III of the Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings banks, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the Patriot Act imposes the following obligations on financial institutions:

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

Depositor Preference – The Federal Deposit Insurance Act (“FDIA”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions – FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” generally means the appointment of a conservator or receiver. “In danger of default” generally means the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, RB&T and Republic Bank are the only insured depository institutions controlled by the Company for this purpose. However, if the Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

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

The CRA requires all institutions to make public disclosure of their CRA ratings. In December 2011, RB&T received a “Satisfactory” CRA Performance Evaluation. In August 2012 RB received an “Outstanding” CRA Performance Evaluation. A copy of each of the public section of each of those CRA Performance Evaluations is available to the public upon request.

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

Equal Credit Opportunity Act; Fair Housing Act (“ECOA”) – The ECOA prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief or sanctions for alleged violations.

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

Interagency Guidance on Non Traditional Mortgage Product Risks – In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” ARMs. The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with risk and iii) establish an allowance for loan losses that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product or payment choices.

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

Qualified Thrift Lender Test (“QTL”) – Federal law requires savings banks to meet the QTL, as detailed in 12 U.S.C. §1467a(m). The QTL measures the proportion of a federal savings bank institution’s assets invested in loans or securities supporting residential construction and home ownership. Under the QTL, a federal savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the Federal National Mortgage Association (“FNMA”). Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” If Republic Bank fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OCC regulations. A savings bank may re-qualify under the QTL if it thereafter complies with the QTL. A savings bank also may satisfy the QTL by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. At December 31, 2012, Republic Bank met the QTL requirements.

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

As of December 31, 2012 and 2011 the Company’s capital ratios were as follows:

	2012		2011
As of December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$581,189	25.28%	$501,188	24.74%
Republic Bank & Trust Co.	451,898	20.37	447,143	22.97
Republic Bank	14,494	18.02	16,441	20.34

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	558,982	24.31%	478,003	23.59%
Republic Bank & Trust Co.	407,261	18.36	401,529	20.63
Republic Bank	13,474	16.75	15,420	19.08

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	558,982	16.36%	478,003	14.77%
Republic Bank & Trust Co.	407,261	12.18	401,529	12.78
Republic Bank	13,474	13.43	15,420	14.44

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

New Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the U.S., including the Bank. For banks in the U.S., among the most significant provisions of Basel III concerning capital are the following:

●	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
●	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
●	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
●	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
●	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
●	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
●	Increased capital requirements for counterparty credit risk relating to Over-The-Counter derivatives, repos and securities financing activities.
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

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by U.S. banking regulators, including decisions as to whether and to what extent it will apply to U.S. banks that are not large, internationally active banks.

The FDIC proposed rules implementing Basel III in June 2012; however, the U.S. banking agencies released a joint statement on November 9, 2012 delaying these rules indefinitely. Highlights of these rules follow:

●	Revises the definition of regulatory capital components and related calculations.
●	Adds a new common equity tier 1 capital ratio.
●	Increases the minimum tier 1 capital ratio requirement from 4 percent to 6 percent.
●	Imposes different limitations to qualifying minority interest in regulatory capital than those currently applied;
●	Incorporates the revised regulatory capital requirements into the Prompt Corrective Action (PCA) framework.
●
Implements a new capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity tier 1 capital in addition to those needed to meet its minimum risk-based capital requirements.

●
Provides a transition period for several aspects of the proposed rule, including the phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

●	For advanced approaches banks, introduces a countercyclical capital buffer and a supplemental leverage ratio.

Dodd-Frank Wall Street Reform and Consumer Protection Act – On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws.

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

Consumer Financial Protection Bureau – The Dodd-Frank Act created the new, independent federal agency, the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, TLA, RESPA, FACT Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the GLBA and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Deposit Insurance – The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non interest-bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Elimination of the Office of Thrift Supervision (“OTS”) – The Dodd-Frank Act eliminated the OTS, which was Republic Bank’s primary federal regulator. The OCC will generally have rulemaking, examination, supervision and oversight authority and the FDIC will retain secondary authority over Republic Bank. OTS guidance, orders, interpretations, policies and similar items will continue to remain in effect until they are superseded by new guidance and policies from the OCC.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act subjects violations of the qualified thrift lender test to possible enforcement action for violation of law and imposes dividend restrictions on violating institutions. As of December 31, 2012, Republic Bank met the qualified thrift lender test.

Capital – Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Incentive Compensation – In 2011, seven federal agencies, including the FDIC, the OCC, the FRB and the SEC, issued a Notice of Proposed Rulemaking designed to implement section 956 of the Dodd-Frank Act, which applies only to financial institutions with total consolidated assets of $1 billion or more. This seeks to strengthen the incentive compensation practices at covered institutions by better aligning employee rewards with longer-term institutional objectives. The proposed orders are designed to:

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

ACCOUNTING POLICIES/ESTIMATES, ACCOUNTING STANDARDS AND INTERNAL CONTROL

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. The Company’s management must exercise judgment in selecting and applying many accounting policies and methods in order to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances, yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These policies are described in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates.”

With respect to the acquisitions of failed banks, the Bank could post material adjustments up to one year after the acquisition date to bargain purchase gains resulting from valuation revisions to assets acquired and liabilities assumed. The assets acquired and liabilities assumed in the acquisitions of failed banks are presented at estimated fair value as of the respective acquisition date and often times result in bargain purchase gains for the acquiring company. Bargain purchase gains often result in connection with the acquisition of a failed bank because the overall price paid by the acquiring bank is less than the estimated fair value of the assets acquired and liabilities assumed. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to the acquisition date fair values becomes available. More specifically, fair value adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the Bank.

Due to the compressed due diligence period of an FDIC-assisted acquisition, the measurement period analysis of information that may be reflective of conditions existing as of the acquisition date generally extends longer within the maximum one year measurement period compared to non-FDIC-assisted transactions. The difference is attributable to the fact that FDIC-assisted transactions are marketed for two to four weeks with on-site due diligence limited to two to three days while traditional non-FDIC-assisted transactions generally have a three to six month due diligence and regulatory approval period prior to the acquisition. The accuracy of the bargain purchase gain estimate can also be negatively impacted by the amount of time between the acquisition date of the failed bank and the required reporting date of the Company. The shorter the time between those two dates can limit the amount of information the Bank can gather before it reports its bargain purchase gain, thus limiting the overall precision in the estimate.

As of the date of this filing, management considers the FCB acquisition within the measurement period; therefore, management believes there may be future adjustments made to the bargain purchase gain that was originally recorded for the third quarter of 2012 and recast as of December 31, 2012. Management also believes that it is possible that some of these adjustments could be significant. While management has made its best estimate related to the future cash flows of the FCB loans based on the information it had available at year end, management believes more data may become available by the end of the first quarter of 2013, including updated appraisal information and face-to-face discussions with troubled borrowers to determine their willingness and ability to repay the loans purchased, which will allow the Bank to more precisely estimate its bargain purchase gain related to the FCB acquisition.

Negative adjustments to the Company’s FCB bargain purchase gain could have a material adverse impact to the Company’s results of operation.

The Bank may experience future goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2012 as of September 30, 2012. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and an impairment of goodwill was deemed to exist, the Bank would be required to write down its assets resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

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

If the Company does not maintain strong internal controls and procedures, it may impact profitability. Management reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures on a routine basis. This system is designed to provide reasonable, not absolute, assurances that the internal controls comply with appropriate regulatory guidance. Any undetected circumvention of these controls could have a material adverse impact on the Company’s financial condition and results of operations.

If the Bank’s OREO is not properly valued or sufficiently reserved to cover actual losses, or if the Bank is required to increase its valuation reserves, the Bank’s earnings could be reduced. Management obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as OREO and at certain other times during the asset’s holding period. The Bank’s net book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A write-down is recorded for any excess in the asset’s net book value over its fair value. If the Bank’s valuation process is incorrect, or if property values decline, the fair value of the Bank’s OREO may not be sufficient to recover its carrying value in such assets, resulting in the need for additional writedowns or valuation allowances. Significant additional writedowns or valuation allowances to OREO could have a material adverse effect on the Bank’s financial condition and results of operations.

REPUBLIC PROCESSING GROUP

The Company’s lines of business and products not typically associated with Traditional Banking expose earnings to additional risks and uncertainties. Republic Processing Group (“RPG”) is comprised of three distinct divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”).

As a result of RB&T’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements through its ERO Plan. If RB&T is unable to comply with these new requirements, the FDIC could require RB&T to cease offering RT products in the future. As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things:

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

As a result of RB&T’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements not currently imposed on its competitors. Management believes these additional requirements have made attracting new relationships and retaining existing relationships more difficult for RB&T. As disclosed above, the Agreement contains a provision for an ERO Plan which has been implemented by RB&T. The ERO Plan placed additional oversight and training requirements on RB&T and its tax preparation partners that are not currently required by the regulators for RB&T’s competitors in the tax business. Management believes these additional requirements have made attracting new relationships and retaining existing relationships more difficult for RB&T, negatively impacting future RT volume. Reductions in RT volume will have a material adverse impact to RB&T’s earnings.

Discontinuance of the RAL product will have a material adverse impact on the profitability of RB&T’s RT products. TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after April 30, 2012, RB&T faces increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T will incur substantial pressure on its profit margin for its RT products as it is forced to compete with existing rebate and pricing incentives in the RT marketplace.

Reduced RT volume and/or a decrease in profitability of the RT products will have a material adverse impact to RB&T’s earnings.

RB&T’s RT products represent a significant business risk, and with the elimination of the RAL product, management believes RB&T could be subject to additional regulatory and public pressure to exit the RT business. If RB&T can no longer offer these products it will have a material adverse effect on its profits. The TRS division offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. RB&T is one of only a few financial institutions in the U.S. that provides this service to taxpayers. In return, RB&T charges a fee for the service. During 2012, net income from the TRS division accounted for approximately 51% of the Company’s total net income.

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

The TRS division represents a significant operational risk, and if RB&T were unable to properly service this business, it could materially impact earnings. This division requires continued increases in technology and employees to service its business. In order to process its business, RB&T must implement and test new systems, as well as train new employees. RB&T relies heavily on communications and information systems to conduct its TRS division. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management and other systems. Significant operational problems could also cause a material portion of RB&T’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing RB&T’s projected revenue without a corresponding decrease in expenses.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:

●	Part I Item 1 “Business”
o	General Business Overview
▪	Republic Processing Group segment
●	Part I Item 1A “Risk Factors”
o	Republic Processing Group
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 4 “Loans and Allowance for Loan Losses”
o	Footnote 21 “Segment Information”

TRADITIONAL BANK LENDING AND THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses could be insufficient to cover the Bank’s actual loan losses. The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, among other things, the Bank reviews its loans and its loss and delinquency experience, and the Bank evaluates economic conditions. If its assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to its allowance. In addition, regulatory agencies periodically review the allowance for loan losses and may require the Bank to increase its provision for loan losses or recognize further loan charge-offs. A material increase in the allowance for loan losses or loan charge-offs would have a material adverse effect on the Bank's financial condition and results of operations.

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs, which would adversely impact the Bank’s operating results. Despite the various measures implemented by the Bank to address the current economic environment, there may be further deterioration in the Bank’s loan portfolio. When borrowers default on their loan obligations, it may result in lost principal and interest income and increased operating expenses associated with the increased allocation of management time and resources associated with the collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached or performed, the Bank may have to charge off loans, either in part or in whole. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

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

The Bank’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral. In considering whether to make a loan secured by real property, the Bank generally requires an appraisal of the real property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral backing a loan may be less than supposed, and if a default occurs, the Bank may not recover the outstanding balance of the loan. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

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

RB&T is highly dependent upon programs administered by Freddie Mac (“FHLMC”).  Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect its business, financial position, results of operations and cash flows.  RB&T’s ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by FHLMC. This entity plays a powerful role in the residential mortgage industry, and RB&T has significant business relationships with it. RB&T’s status as an FHLMC approved seller/servicer is subject to compliance with its selling and servicing guides.

Any discontinuation of, or significant reduction or material change in, the operation of FHLMC or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of FHLMC would likely prevent RB&T from originating and selling most, if not all, of its mortgage loan originations.

The mortgage warehouse lending business is subject to numerous risks which could result in losses. Risks associated with mortgage warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from RB&T, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

Loan production volume through warehouse lending is subject to various market conditions. RB&T’s warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients. During 2012 the Bank’s warehouse lending volume consisted of 47% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 53% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates. RB&T’s warehouse lending business has benefited from the past two years of low or declining long-term residential mortgage rates which have incentivized a high volume of borrowers to refinance their mortgages. Increases in long-term residential mortgage interest rates will likely decrease refinances; and, without an equivalent increase in purchases and/or growth in RB&T’s warehouse client base, would have an adverse impact on the Bank’s net interest income.

INVESTMENT SECURITIES AND FHLB STOCK

Concerns regarding a downgrade of the U.S. government’s credit rating could have a material adverse effect on the Company’s business, financial condition, liquidity, and results of operations. In 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ and also lowered the credit rating of several related government agencies and institutions, including FHLMC, FNMA, and the Federal Home Loan Bank’s (“FHLB’s”), from AAA to AA+. Further downgrades by Standard & Poor’s or other rating agencies, particularly Moody’s and Fitch, or defaults by the U.S. on any of its obligations could have material adverse impacts on financial and banking markets and economic conditions in the U.S. and throughout the world.  In turn, the market’s anticipation of these impacts could have a material adverse effect on the Company’s business, financial condition and liquidity. In particular, these events could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect the Company’s profitability. It may also negatively affect the value and liquidity of the government securities the Bank holds in its investment portfolio.

At December 31, 2012, the majority of the Bank’s investment securities were issued by FHLMC, FNMA, and the FHLB. It is uncertain as to what impact future downgrades or defaults, if any, will have on these securities as sources of liquidity and funding. Also, the adverse consequences as a result of downgrades could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

The Bank’s investment in Federal Home Loan Bank stock may become impaired. At December 31, 2012, the Bank owned $28 million in FHLB stock. As a condition of membership at the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock. Its stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. The Bank’s FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The Bank’s FHLB stock investments could become impaired. The Bank will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of its investment.

The Bank’s investment securities may incur other than temporary impairment charges. The Bank’s investment portfolio is periodically evaluated for other-than-temporary impairment loss (“OTTI”). In 2011 and 2010, an OTTI charge was recognized on the Bank’s private label mortgage backed securities. The Bank’s remaining private label mortgage backed security may still require an OTTI charge in the future should the financial condition of the underlying mortgages deteriorate further.

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

A continued stable interest rate environment will reduce profitability. From 2007 through early 2009, net interest income within the Traditional Banking segment benefitted from low short-term interest rates in combination with a “steep” yield curve and an increase in average-earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Bank could no longer lower the rate on many of its interest-bearing liabilities, while the Bank’s higher yielding interest-earning assets continued to pay down and reprice lower. An on-going stable interest rate environment will cause the Bank’s interest-earning assets to continue to reprice into lower yielding assets without the ability for the Bank to offset the decline in interest income through a reduction in its cost of funds. The continued contraction in the Bank’s net interest margin will cause net income to decrease. The overall magnitude of the decrease in net interest income will depend on the period of time that the current interest rate environment remains.

Mortgage Banking activities could be adversely impacted by increasing long-term interest rates. The Company is unable to predict changes in market interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of Mortgage Banking income. A decline in market interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, Mortgage Banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for Mortgage Banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts. Specifically, the Bank’s Mortgage Banking income has benefitted in the past three years from a relatively low rate environment which has incentivized borrowers to refinance their mortgages. During 2012, the Bank’s loan sales consisted of 19% purchase transactions and 81% refinance transactions. Increases in long-term interest rates would likely decrease demand for all Mortgage Banking products, and most significantly decrease refinance transaction volume. These decreases in demand will have a significant adverse impact on Mortgage Banking income.

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

DEPOSITS, OVERDRAFTS, FDIC INSURANCE PREMIUMS AND SERVICE CHARGES ON DEPOSITS

Clients could pursue alternatives to bank deposits, causing the Bank to lose a relatively inexpensive source of funding. Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments, such as the stock market, as providing superior expected returns. If clients move money out of bank deposits in favor of alternative investments, the Bank could lose a relatively inexpensive source of funds, increasing its funding costs and negatively impacting its overall results of operations.

The expiration of the unlimited FDIC insurance on non interest-bearing accounts could cause clients to pursue safer or higher yielding investments. Non interest-bearing deposit balances previously covered under unlimited FDIC insurance may decrease as clients perceive alternatives to be safer or more lucrative. If clients move money out of bank deposits in favor of alternative investments, the Bank could lose a relatively inexpensive source of funds, increasing its funding costs.

The loss of large non-sweep deposit relationships could increase the Bank’s funding costs. The Bank’s large non-sweep deposits do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, increasing the Bank’s funding costs and reducing the Bank’s overall results of operations.

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened, remain in that product for 30 days and have recurring deposit activity within the account. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to the client’s individual overdraft limit. Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 60 days. Generally, an account that is overdrawn for 60 consecutive days is closed and the balance is charged off.

Overdraft balances from deposit accounts, including those overdraft balances resulting from the Bank’s Overdraft Honor program, are recorded as a component of loans on the Bank’s balance sheet.

The Bank assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non-interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.” The total net per item fees included in service charges on deposit for the years ended December 31, 2012 and 2011 were $7.5 million and $8.9 million. The total net daily overdraft charges included in interest income for the years ended December 31, 2012 and 2011 was $1.7 million and $1.8 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Bank earnings.

In 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which requires FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance has had a material adverse effect on the Bank’s net income. These guidelines have negatively impacted and will continue to negatively impact the Bank’s net income in 2013 and beyond. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (Joint Guidance)(Financial Institutions Letter (FIL)-11-2005) and the Federal Reserve Bank (“FRB”) November 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational, legal or other risks.”

Management believes that the implementation of these guidelines was the primary driver in the 16% reduction of the Bank’s annual overdraft fee income during 2012. Additional limitations or adverse modifications to this program, either voluntary or involuntary, would further significantly reduce net income.

Company expenses would increase as a result of increases in FDIC insurance premiums. Under the Dodd-Frank Act, the minimum statutory reserve ratio for the FDIC’s Deposit Insurance Fund will increase from 1.15% to 1.35% of insurable deposits by 2020. There can be no assurance that the FDIC will not impose special assessments or increase the deposit premiums applicable to the Company.

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of the Company’s common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of the Company’s common stock to fluctuate include:

●	Variations in the Company’s and its competitors’ operating results;
●	Changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Bank or other financial institutions;
●	Announcements by the Company or its competitors of mergers, acquisitions and strategic partnerships;
●	Additions or departure of key personnel;
●	Actual or anticipated quarterly or annual fluctuations in operating results, cash flows and financial condition;
●	The announced exiting of or significant reductions in material lines of business within the Company;
●	Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations;
●	Events affecting other companies that the market deems comparable to the Company;
●	Developments relating to regulatory examinations;
●	Speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
●	Future issuances or re-sales of equity or equity-related securities, or the perception that they may occur;

●	General conditions in the financial markets and real estate markets in particular, developments related to market conditions for the financial services industry;
●	Domestic and international economic factors unrelated to the Company’s performance;
●	Developments related to litigation or threatened litigation;
●	The presence or absence of short selling of the Company’s common stock; and,
●	Future sales of the Company’s common stock or debt securities.

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

The Company’s 2012 results of operations are unlikely to be repeated in future years and its 2013 results of operations are projected to reflect significant declines in key income items. The Company’s 2013 net income and overall results of operations will likely show a substantial decline as compared to those achieved in 2012. The Company’s results of operations for 2012 reflect pre-tax bargain purchase gains on FDIC assisted acquisitions of $55 million, RAL fees in interest income of $45 million and RT fees in non interest income of $78 million.

Within the Traditional Banking segment, FDIC-assisted acquisition opportunities are expected to decline substantially in 2013 as compared to 2012. In addition, as the market for FDIC-assisted opportunities declines, pricing for the deals that do become available is expected to be less favorable as competition increases for these limited opportunities. As a result of these factors, the level of bargain purchase gains achieved by the Company in 2012 are unlikely to be repeated in 2013 and beyond.

Within the RPG segment, RAL revenue will not reoccur in the future as a result of the discontinuance of the RAL product effective April 30, 2012. Furthermore, RT revenues will be reduced substantially in 2013 primarily due to decreased customer volume following the termination of material contracts with Jackson Hewitt Tax Service and Liberty Tax Service and pricing pressures following the loss of the RAL product as a competitive advantage. Due primarily to these factors, RPG net income is expected to be in a range of $3 to $5 million for the first quarter of 2013. RPG typically operates at a loss after the first quarter of each calendar year.

Comparisons of the Company’s 2012 and 2013 results of operations will likely reflect significant negative declines in revenues and overall net income. These declines may also have a negative impact on the Company’s stock price.

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

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman/CEO and President hold substantial voting authority over the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers and acquisitions, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority stockholders may not vote their shares in accordance with minority stockholder interests.

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

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards have been indefinitely delayed by U.S. federal banking agencies. It is not yet known when these standards will be implemented by U.S. regulators or how they will be applied to financial institutions and financial institutions holding companies. Implementation of these standards, or any other new regulations, may adversely affect the Bank’s and Republic’s ability to pay dividends, or require the Company to restrict growth or raise capital, including in ways that may adversely affect its results of operations or financial condition.

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

MANAGEMENT, INFORMATION SYSTEMS, ACQUISITIONS, ETC.

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

The Company’s operations, including customer interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security. The Company is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to the Bank’s customers. Cyber-attacks may also be directed at disrupting operations. While the Company has not incurred any material losses related to cyber-attacks, nor is management aware of any specific or threatened cyber-incidents as of the date of this report, the Bank may incur substantial costs and suffer other negative consequences if the Bank falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cyber security protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

The Company’s information systems may experience an interruption that could adversely impact the Company’s business, financial condition and results of operations. The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the impact of the failure or interruption of information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, or interruptions of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s ability to successfully complete acquisitions will affect its ability to grow its franchise and compete effectively in its market areas. The Company has announced plans to pursue a policy of growth through acquisitions in the near-future to supplement internal growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for many acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, the Company’s competitors have significantly greater resources than the Company has, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. The Company intends to continue to pursue acquisition opportunities in each of its market areas, although the Company currently has no understandings or agreements to acquire other financial institutions. The risks presented by the acquisition of other financial institutions could adversely affect the Bank’s financial condition and results of operations.

If the Company is successful in conducting acquisitions, it will be presented with many risks that could adversely affect the Company’s financial condition and results of operations. An institution that the Company acquires may have unknown asset quality issues or unknown or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution, in order to make the transaction economically advantageous. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its customers and the customers of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in the loss of key customers and employees, and prevent the Company from achieving expected synergies and cost savings. Acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring the Company to recognize further charges. The Company may finance acquisitions with borrowed funds, thereby increasing the Company’s leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

The Company may engage in additional FDIC-assisted transactions, which could present additional risks to its business. The Company may have additional opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, the Company is (and would be in future transactions) subject to many of the same risks it would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes the Company expects. In addition, because these acquisitions are structured in a manner that would not allow the Company the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, the Company may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to capital resources requiring the Company to raise additional capital. Moreover, if the Company seeks to participate in additional FDIC-assisted acquisitions, the Company can only participate in the bid process if it receives approval of bank regulators. The Company’s inability to overcome these risks could have a material adverse effect on its business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has 34 banking centers located in Kentucky, four banking centers located in Florida, three banking centers in Indiana and one banking center located each in Ohio, Tennessee and Minnesota.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	15,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	2,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	3,000	L
220 Abraham Flexner Way, Suite 100, Louisville	1,000	L
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

(continued)

Elizabethtown, 1690 Ring Road	6,000	O

Frankfort, 100 Highway 676	3,000	O/L (2)

Georgetown, 430 Connector Road	4,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L (2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Florida Banking Centers:
9100 Hudson Avenue, Hudson	4,000	O
34650 U.S. Highway 19, Palm Harbor	3,000	L
9037 U.S. Highway 19, Port Richey	8,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Ohio Banking Center:
9683 Kenwood Road, Blue Ash	3,000	L

Tennessee Banking Center:
3817 Mallory Station Road, Franklin	9,000	L

Minnesota Banking Center:
8500 Normandale Lake Blvd, Suite 110, Bloomington	4,000

Support and Operations:
200 South Seventh Street, Louisville, KY	48,000	L (1)
125 South Sixth Street, Louisville, KY	1,000	L
401 East Chestnut, Suite 620, Louisville, KY	500	L

(1)
Locations are leased from partnerships in which Steven E. Trager, Chairman and Chief Executive Officer and A. Scott Trager, President, are partners. See additional discussion included under Part III Item 13 "Certain Relationships and Related Transactions, and Director Independence."

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

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and that she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit is in turn waiting for the ruling of the U.S. Supreme Court in yet another case with the same standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the respective dividends declared during 2012 and 2011.

2012
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$27.50	$23.35	0.154	0.140
June 30th	24.31	20.23	0.165	0.150
September 30th	25.12	21.95	0.165	0.150
December 31st (*)	22.02	19.85	1.265	1.150

2011
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$23.86	$16.87	0.143	0.130
June 30th	21.89	18.95	0.154	0.140
September 30th	21.69	16.00	0.154	0.140
December 31st	23.51	16.98	0.154	0.140

(*) – A one-time special cash dividend of $1.10 per share on Class A Common Stock and $1.00 per share on Class B Common Stock was declared on November 14, 2012 to shareholders of record as of November 30, 2012, payable on December 21, 2012.

At February 15, 2013, the Company’s Class A Common Stock was held by 573 shareholders of record and the Class B Common Stock was held by 117 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see the following section:

●	Part II Item 8 “Financial Statements and Supplementary Data”
Footnote 15 “Stockholders’ Equity and Regulatory Capital Matters”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2012, the trustee held 200,169 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2012 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	-	$-	-
November 1 - November 30	20,843	20.38	20,843
December 1 - December 31	42,000	20.28	42,000
Total	62,843	$20.23	62,843	523,719

During 2012, the Company repurchased 79,470 shares and there were 1,849 shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2012, the Company had 523,719 shares which could be repurchased under its current share repurchase programs.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2007 and ending December 31, 2012. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2007. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2008	2009	2010	2011	2012

Republic Bancorp Class A
Common Stock	$100.00	$168.20	$130.41	$154.43	$153.28	$152.82
NASDAQ Bank Stock Index	100.00	78.46	66.39	75.04	67.16	78.80
S&P 500 Index	100.00	63.00	79.91	91.05	92.98	106.06

Item 6.  Selected Financial Data

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2008 through 2012. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2012	2011	2010	2009	2008

Balance Sheet Data:

Cash and cash equivalents	$137,691	$362,971	$786,371	$1,068,179	$616,303
Investment securities	484,256	674,022	542,694	467,235	904,674
Mortgage loans held for sale	10,614	4,392	15,228	5,445	11,298
Gross loans	2,650,197	2,285,295	2,175,240	2,268,232	2,303,857
Allowance for loan losses	23,729	24,063	23,079	22,879	14,832
Goodwill	10,168	10,168	10,168	10,168	10,168
Total assets	3,394,399	3,419,991	3,622,703	3,918,768	3,939,368
Non interest-bearing deposits	479,046	408,483	325,375	318,275	273,203
Interest-bearing deposits	1,503,882	1,325,495	1,977,317	2,284,206	2,470,166
Total deposits	1,982,928	1,733,978	2,302,692	2,602,481	2,743,369
Securities sold under agreements to repurchase
and other short-term borrowings	250,884	230,231	319,246	299,580	339,012
Federal Home Loan Bank advances	542,600	934,630	564,877	637,607	515,234
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	2,857,697	2,967,624	3,251,327	3,602,748	3,663,446
Total stockholders' equity	536,702	452,367	371,376	316,020	275,922

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$187,790	$315,530	$473,137	$341,126	$92,978
Investment securities, including FHLB stock	640,830	678,804	561,273	536,996	629,626
Gross loans, including loans held for sale	2,504,150	2,246,259	2,338,990	2,372,008	2,369,691
Allowance for loan losses	25,226	28,817	27,755	22,005	15,556
Total assets	3,560,739	3,416,921	3,503,886	3,415,725	3,232,435
Non interest-bearing deposits	624,053	509,457	421,162	381,665	321,308
Interest-bearing deposits	1,512,455	1,540,515	1,725,891	1,684,277	1,599,280
Total liabilities	2,351,768	2,418,865	2,671,466	2,679,499	2,604,577
Total stockholders' equity	530,096	439,636	361,357	305,864	267,578

Income Statement Data - Total Company:

Total interest income	$183,459	$195,115	$193,473	$212,605	$202,142
Total interest expense	22,804	30,255	36,661	48,742	72,418
Net interest income	160,655	164,860	156,812	163,863	129,724
Provision for loan losses	15,043	17,966	19,714	33,975	16,205
Total non interest income	165,078	119,624	87,658	57,621	45,960
Total non interest expenses	126,745	122,321	126,323	121,485	107,592
Income before income tax expense	183,945	144,197	98,433	66,024	51,887
Income tax expense	64,606	50,048	33,680	23,893	18,235
Net income	119,339	94,149	64,753	42,131	33,652

Income Statement Data - Traditional Bank(1):

Total interest income	$137,886	$135,522	$141,252	$154,942	$176,366
Total interest expense	22,655	29,775	35,099	43,786	64,808
Net interest income	115,231	105,747	106,153	111,156	111,558
Provision for loan losses	8,167	6,406	11,571	15,885	8,154
Total non interest income	86,554	31,072	28,548	31,766	14,826
Total non interest expenses	104,222	91,238	93,527	94,167	86,650
Income before income tax expense	89,396	39,175	29,603	32,870	31,580
Income tax expense	30,943	12,368	9,090	10,718	11,186
Net income	58,453	26,807	20,513	22,152	20,394

(continued)

Item 6.  Selected Financial Data (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2012	2011	2010	2009	2008

Per Share Data:

Basic average shares outstanding	20,959	20,945	20,877	20,749	20,518
Diluted average shares outstanding	21,028	20,993	20,960	20,884	20,824
End of period shares outstanding:
Class A Common Stock	18,694	18,652	18,628	18,499	18,318
Class B Common Stock	2,271	2,300	2,307	2,309	2,310
Basic earnings per share:
Class A Common Stock	$5.71	$4.50	$3.11	$2.04	$1.65
Class B Common Stock	5.55	4.45	3.06	1.99	1.60
Diluted earnings per share:
Class A Common Stock	$5.69	$4.49	$3.10	$2.02	$1.62
Class B Common Stock	5.53	4.44	3.04	1.98	1.58
Cash dividends declared per share:
Class A Common Stock	$1.749	$0.605	$0.561	$0.517	$0.473
Class B Common Stock	1.590	0.550	0.510	0.470	0.430

Market value per share at December 31,	$21.13	$22.90	$23.75	$20.60	$27.20
Book value per share at December 31,	25.60	21.59	17.74	15.19	13.38
Tangible book value per share at December 31,(2)	24.86	20.81	16.88	14.28	12.59

Performance Ratios:

Return on average assets (ROA)	3.35%	2.76%	1.85%	1.23%	1.04%
Return on average equity (ROE)	22.51%	21.42%	17.92%	13.77%	12.58%
Efficiency ratio(3)	39%	43%	52%	53%	57%
Yield on average interest-earning assets	5.50%	6.02%	5.74%	6.54%	6.54%
Cost of average interest-bearing liabilities	0.97%	1.25%	1.37%	1.82%	2.78%
Net interest spread	4.53%	4.77%	4.37%	4.72%	3.76%
Net interest margin - Total Company	4.82%	5.09%	4.65%	5.04%	4.20%
Net interest margin - Traditional Banking Segment	3.64%	3.55%	3.57%	3.79%	3.96%

Capital Ratios:

Average stockholders' equity to average total assets	14.89%	12.87%	10.31%	8.95%	8.28%
Total risk based capital	25.28%	24.74%	22.04%	18.37%	15.43%
Tier 1 risk based capital	24.31%	23.59%	20.89%	17.25%	14.72%
Tier 1 leverage capital	16.36%	14.77%	12.05%	10.52%	8.80%
Dividend payout ratio	31%	13%	18%	25%	29%
Dividend yield	8%	3%	2%	3%	2%

Other Information:

End of period full time equivalent employees	797	710	744	735	724
Number of banking centers	44	43	43	44	45

(continued)

Item 6.  Selected Financial Data (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2012	2011	2010	2009	2008

Asset Quality Data - Total Company:

Loans on non-accrual status	$18,506	$23,306	$28,317	$43,136	$11,324
Loans past due 90 days or more and still on accrual	3,173	-	-	8	2,133
Total non-performing loans	21,679	23,306	28,317	43,144	13,457
Other real estate owned	26,203	10,956	11,969	4,772	5,737
Total non-performing assets	47,882	34,262	40,286	47,916	19,194
Total delinquent loans	20,844	24,433	26,927	44,854	24,765

Asset Quality Data - Acquired Banks:

Loans on non-accrual status	$-	NA	NA	NA	NA
Loans past due 90 days or more and still on accrual	3,173	NA	NA	NA	NA
Total non-performing loans	3,173	NA	NA	NA	NA
Other real estate owned	14,498	NA	NA	NA	NA
Total non-performing assets	17,671	NA	NA	NA	NA
Total delinquent loans	5,967	NA	NA	NA	NA

Credit Quality Ratios - Total Company:

Non-performing loans to total loans	0.82%	1.02%	1.30%	1.90%	0.58%
Non-performing assets to total loans (including OREO)	1.79%	1.49%	1.84%	2.11%	0.83%
Non-performing assets to total assets	1.41%	1.00%	1.11%	1.22%	0.49%
Allowance for loan losses to total loans	0.90%	1.05%	1.06%	1.01%	0.64%
Allowance and non-accretable yield to total GCLPR(4)	2.34%	NA	NA	NA	NA
Allowance for loan losses to non-performing loans	109%	103%	82%	53%	110%
Delinquent loans to total loans(5)	0.79%	1.07%	1.24%	1.98%	1.07%
Net loan charge offs to average loans	0.61%	0.76%	0.83%	1.09%	0.60%

Credit Quality Ratios - Traditional Bank:

Non-performing loans to total loans	0.82%	1.02%	1.30%	1.90%	0.58%
Non-performing assets to total loans (including OREO)	1.79%	1.49%	1.84%	2.11%	0.83%
Non-performing assets to total assets	1.41%	1.10%	1.32%	1.60%	0.69%
Allowance for loan losses to total loans	0.90%	1.05%	1.06%	1.01%	0.64%
Allowance and non-accretable yield to total GCLPR(4)	2.34%	NA	NA	NA	NA
Allowance for loan losses to non-performing loans	109%	103%	82%	53%	110%
Delinquent loans to total loans(5)	0.79%	1.07%	1.24%	1.98%	1.07%
Net loan charge offs to average loans	0.34%	0.24%	0.51%	0.34%	0.26%

Credit Quality Ratios - Traditional Bank Excluding Acquired Banks:

Non-performing loans to total loans	0.74%	1.02%	1.30%	1.90%	0.58%
Non-performing assets to total loans (including OREO)	1.20%	1.49%	1.84%	2.11%	0.83%
Non-performing assets to total assets	0.95%	1.10%	1.32%	1.60%	0.69%
Allowance for loan losses to total loans	0.94%	1.05%	1.06%	1.01%	0.64%
Allowance for loan losses to non-performing loans	127%	103%	82%	53%	110%
Delinquent loans to total loans(5)	0.59%	1.07%	1.24%	1.98%	1.07%
Net loan charge offs to average loans	0.35%	0.24%	0.51%	0.34%	0.26%

Credit Quality Ratios - Acquired Banks:

Non-performing loans to total loans	2.29%	NA	NA	NA	NA
Non-performing assets to total loans (including OREO)	11.54%	NA	NA	NA	NA
Non-performing assets to total assets	8.73%	NA	NA	NA	NA
Allowance for loan losses to total loans	0.15%	NA	NA	NA	NA
Allowance and non-accretable yield to total GCLPR(4)	21.83%	NA	NA	NA	NA
Allowance for loan losses to non-performing loans	7%	NA	NA	NA	NA
Delinquent loans to total loans(5)	4.30%	NA	NA	NA	NA
Net loan charge offs to average loans	0.00%	NA	NA	NA	NA

(continued)

(1)
The Company’s “Core Bank” is composed of its Traditional Banking and Mortgage Banking segments. See Footnote 21 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the Company’s reporting segments.

(2)
The following table provides a reconciliation of total stockholders’ equity in accordance with U.S. generally accepted accounting principles (“GAAP”) to tangible stockholders’ equity in accordance with applicable regulatory requirements. The Company provides the tangible common equity ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

(in thousands, except per share data)	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
Total stockholders' equity (a)	$536,702	$452,367	$371,376	$316,020	$275,922
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	510	58	117	196	298
Less: Mortgage servicing rights	4,777	6,087	7,800	8,430	5,809
Tangible stockholders' equity (c )	$521,247	$436,054	$353,291	$297,226	$259,647

Total assets (b)	$3,394,399	$3,419,991	$3,622,703	$3,918,768	$3,939,368
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	510	58	117	196	298
Less: Mortgage servicing rights	4,777	6,087	7,800	8,430	5,809
Tangible assets (d)	$3,378,944	$3,403,678	$3,604,618	$3,899,974	$3,923,093

Total stockholders' equity to total assets (a/b)	15.81%	13.23%	10.25%	8.06%	7.00%
Tangible stockholders' equity to tangible assets (c/d)	15.43%	12.81%	9.80%	7.62%	6.62%

Number of shares outstanding (e)	20,965	20,952	20,935	20,808	20,628

Book value per share (a/e)	$25.60	$21.59	$17.74	$15.19	$13.38
Tangible book value per share (c/e)	24.86	20.81	16.88	14.28	12.59

(3)	Equals total non-interest expense divided by the sum of net interest income and non-interest income. The ratio excludes net gain (loss) on sales, calls and impairment of investment securities.

(4)
The following tables reflect the calculation of the allowance for loan losses plus non-accretable yield on purchased, credit impaired loans as a percentage of total gross contractual loan principal receivable (“GCLPR”). While this ratio is not considered in accordance with GAAP, it provides additional insight regarding the Bank’s ability to absorb impairment of contractual loan principal receivable.

	Total Company		Acquired Banks
(in thousands, except per share data)	Dec. 31, 2012	(in thousands, except per share data)	Dec. 31, 2012
Allowance for loan losses	$23,729	Allowance for loan losses	$214
Non-accretable yield	39,264	Non-accretable yield	39,264
Total (f)	$62,993	Total (h)	$39,478

Total loans	$2,650,197	Total loans	$138,616
Non-accretable yield	39,264	Non-accretable yield	39,264
Accretable yield	2,593	Accretable yield	2,953
Total GCLPR (g)	$2,692,054	Total GCLPR (i)	$180,833

Allowance and non-accretable yield		Allowance and non-accretable yield
to total GCLPR (f/g)	2.34%	to total GCLPR (h/i)	21.83%

(5)	Equals total loans exceeding 30 days past due divided by total loans.

NA – Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (“RB”) (collectively referred together as the “Bank”), and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part II Item 8 “Financial Statements and Supplementary Data.”

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations or the interpretation and enforcement thereof, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) included under Part 1 Item 1A “Risk Factors.”

Broadly speaking, forward-looking statements include:

●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

●	loan delinquencies, non-performing loans, impaired loans and troubled debt restructurings (“TDR”s);
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loan losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	future credit losses and the overall adequacy of the allowance for loan losses;
●	potential write-downs of other real estate owned (“OREO”);
●	potential recast adjustments to acquisition day fair values (“day-one fair values”);
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	future long-term interest rates and their impact on the demand for Mortgage Banking products and warehouse lines of credit;
●	the future value of mortgage servicing rights;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) division;
●	the future operating performance of TRS, including the impact of the cessation of Refund Anticipation Loans (“RALs”);
●	future Refund Transfers (“RTs”), formerly referred to as Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”), volume for TRS;
●	the impact to net income resulting from the termination of material TRS contracts;
●	future revenues associated with RTs at TRS;
●	future financial performance of Republic Payment Solutions (“RPS”);

●	future financial performance of Republic Credit Solutions (“RCS”);
●	potential impairment of investment securities;
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

●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations;
●	the Bank’s ability to maintain current deposit and loan levels at current interest rates; and,
●	the Company’s ability to successfully implement future growth plans, including but not limited to the acquisitions of failed banks.

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

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

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates relate to:

●	Traditional Banking segment allowance for loan losses and provision for loan losses
●	Acquisitions of failed banks
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Investment securities
●	Other real estate owned (“OREO”)

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. For the impact on the allowance for loan losses of loans acquired in the acquisitions of failed banks, see additional discussion under “Acquisitions of Failed Banks” in this section of the filing.

The specific component of the allowance for loan losses is made for loans individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that meet the following classifications are considered impaired:

●	All loans internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans on non-accrual status;
●
All retail and commercial troubled debt restructurings (“TDRs”). TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

●
Accounting Standards Codification (“ASC”) Topic 310-30 purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and

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

Loans, including impaired loans, but excluding consumer loans, are typically placed on non-accrual status when the loans become past due 80 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off. Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible.

Impairment is measured on a loan by loan basis by evaluating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The general component of the allowance for loan losses covers loans collectively evaluated for impairment and is based on historical loss experience adjusted for current qualitative factors. The historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless classified as TDRs.

For “Pass” rated or nonrated loans, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan class. Management evaluates the following historical loss rate scenarios:

●	Rolling four quarter
●	Rolling eight quarter average
●	Rolling twelve quarter average
●	Rolling sixteen quarter average
●	Current year to date historical loss factor (average)
●	Prior annual three year historical loss factors
●	Peer group data

Currently, management has assigned a greater emphasis to the higher of the rolling eight quarter and rolling twelve quarter averages when determining its historical loss factors for its “Pass” rated and nonrated loans.

Historical loss rates for non-performing loans, which are not individually evaluated for impairment, are analyzed using loss migration analysis by loan class of prior year loss results.

Loan classes are evaluated utilizing subjective qualitative factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

●	Changes in nature, volume and seasoning of the loan portfolio;
●	Changes in experience, ability, and depth of lending management and other relevant staff;
●	Changes in the quality of the Bank’s loan review system;
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
●	Changes in the value of underlying collateral for collateral-dependent loans;
●
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;

●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors which included a nominal “unallocated allowance for loan losses” component totaling $2.0 million as of December 31, 2011. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the current economic downturn, as compared to other parts of the U.S. With the Bank’s recent expansion into the metropolitan Nashville, Tennessee and metropolitan Minneapolis, Minnesota markets, its plans to pursue future acquisitions into potentially new markets through Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions, and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories.

In executing this methodology change on January 1, 2012, the Bank allocated its “unallocated” allowance by adjusting its qualitative factors for its groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan. These portfolios are typically not graded and not subject to annual review.

This methodology change did not have a material impact on the Bank’s provision for loan losses for the year ended December 31, 2012. Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2012 and December 31, 2011.

The Bank performs two calculations at year end in order to confirm the reasonableness of its allowance for loan losses. In the first calculation, the Bank compares its beginning allowance to the net charge offs for the most recent calendar year. The ratio of net charge offs to the beginning allowance indicates how adequately the allowance accommodated subsequent charge offs. Higher ratios suggest the beginning of year allowance may not have been large enough to absorb impending charge offs, while inordinately low ratios might indicate an entity was accumulating excessive allowances. The Bank’s net charge off ratio to the beginning allowance for loan losses was 35% at December 31, 2012, compared to 23% for December 31, 2011. The Bank’s five year annual average for this ratio was 0.56% as of December 31, 2012.

For the second calculation, the Bank assesses the allowance for loan losses’ exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning of year allowance in the form of actual charge offs. The Bank believes an exhaustion rate that indicates a reasonable allowance for loan losses is between 2 and 4 years. The Bank’s allowance exhaustion rate at December 31, 2012 was 2.8 years compared to the five year annual average of 2.3 years.

Based on management’s calculation, an allowance of $24 million, or 0.90%, of total loans was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2012. This estimate resulted in Traditional Banking segment provision for loan losses on the income statement of $8.2 million during 2012. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

The Bank does not carryover any allowance for loan losses for loans acquired in acquisitions of failed banks. Such loans are recorded at fair value as of the acquisition date and receive allowance allocations based on circumstances and events occurring subsequent to the acquisition date as further discussed below under Acquisitions of Failed Banks.

Acquisitions of Failed Banks – The Bank accounts for acquisitions of failed banks in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition date fair values, (i.e. “day-one fair values”) based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day a bank believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of these day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to goodwill or bargain purchase gain.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

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

Purchased Loans (ASC Topic 310-20) – Purchased loans accounted for under ASC Topic 310-20 are accounted for as would any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the required allowance for loan losses once day-one fair values have been finalized.

Purchased Credit Impaired Loans (ASC Topic 310-30) – Management individually evaluates substantially all purchased credit impaired loans. This evaluation allows management to determine the estimated fair value of the purchased credit impaired loans and includes no carryover of any previously recorded allowance for loan losses by the failed bank. In determining the estimated fair value of purchased credit impaired loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received. To the extent that any purchased credit impaired loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased credit impaired loans that were individually reviewed in that purchased loan portfolio. For the 2012 acquisitions of failed banks, RB&T elected to account for purchased credit impaired loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

In determining the day-one fair values of purchased credit impaired loans, management calculates a non-accretable difference (the credit component) and an accretable difference (the yield component). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the day-one fair values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. Estimated prepayments are treated consistently for cash flows expected to be collected and projections of contractual cash flows such that the credit component is not affected. The accretable difference on purchased credit impaired loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the level yield method over the expected cash flow periods of the loans.

With regard to purchased credit impaired loans, management separately monitors this portfolio regularly and reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values on a quarterly basis. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a purchased credit impaired loan’s performance deteriorates from management’s expectation established in conjunction with the determination of the day-one fair values, such loan would generally be considered impaired and could require loan loss provisions. Any improvement in the expected performance of a purchased credit impaired loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income on the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at December 31, 2012 was $4.8 million.

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

Income Tax Accounting – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2012.

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

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. Based on its assessment, the Company believes its goodwill of $10 million and other identifiable intangibles of $510,000 were not impaired and are properly recorded in the consolidated financial statements as of December 31, 2012.

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

See additional discussion regarding impairment charges that the Bank recorded during 2010 and 2011 under Footnote 3 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

Other Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals or broker price opinions. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the Bank’s Credit Administration Department (“CAD”) reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On at least an annual basis, the Bank updates its appraised values to determine what additional adjustment, if any, should be made to the carrying value of the OREO asset.

OVERVIEW

The Company’s 2013 net income and overall results of operations will likely show a substantial decline as compared to those achieved in 2012. The Company’s results of operations for 2012 reflect pre-tax bargain purchase gains on FDIC assisted acquisitions of $55.4 million, RAL fees in interest income of $45.3 million and RT fees in non interest income of $78.3 million.

Within the Traditional Banking segment, FDIC-assisted acquisition opportunities are expected to decline substantially in 2013 as compared to 2012. In addition, as the market for FDIC-assisted opportunities declines, pricing for the deals that do become available is expected to be less favorable as competition increases for these limited opportunities. As a result of these factors, the level of bargain purchase gains achieved by the Company in 2012 are unlikely to be repeated in 2013 and beyond.

Within the RPG segment, RAL revenue will not reoccur in the future as a result of the discontinuance of the RAL product effective April 30, 2012. Furthermore, RT revenues will be reduced substantially in 2013 primarily due to decreased customer volume following the termination of material contracts with Jackson Hewitt Tax Service and Liberty Tax Service and pricing pressures following the loss of the RAL product as a competitive advantage. Due primarily to these factors, RPG net income is expected to be in a range of $3 to $5 million for the first quarter of 2013. RPG typically operates at a loss after the first quarter of each calendar year.

Comparisons of the Company’s 2012 and 2013 results of operations will likely reflect significant negative declines in revenues and overall net income.

Table 1 – Summary

Year Ended December 31, (dollars in thousands, except per share data)	2012	2011	2010

Net income	$119,339	$94,149	$64,753
Diluted earnings per Class A Common Stock	5.69	4.49	3.10
Return on average assets (ROA)	3.35%	2.76%	1.85%
Return on average equity (ROE)	22.51%	21.42%	17.92%

Net income for the year ended December 31, 2012 was $119.3 million, representing an increase of $25.2 million, or 27%, compared to the same period in 2011. Diluted earnings per Class A Common Share increased 27% from $4.49 for the year ended December 31, 2011 to $5.69 for the same period in 2012. Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by segment for the year ended December 31, 2012 consisted of the following:

Traditional Banking segment

●	Net income increased $28.7 million for 2012 compared to 2011.

●
On January 27, 2012, RB&T acquired loans and deposits of TCB from the FDIC with a fair value of $57 million and $947 million, resulting in a pre-tax bargain purchase gain of $27.6 million, primarily recorded during the first quarter of 2012. See additional discussion regarding the TCB acquisition under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

●
On September 7, 2012, RB&T acquired loans and deposits of FCB from the FDIC with a fair value of $128 million and $196 million, resulting in a pre-tax bargain purchase gain of $27.8 million, primarily recorded during the third quarter of 2012. See additional discussion regarding the FCB acquisition under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

●
As projected, approximately $905 million and $126 million of the deposit liabilities assumed in the TCB and FCB acquisitions exited RB&T by December 31, 2012 due to the strategic reduction in the interest rates paid on deposits.

●	Net interest income increased $9.5 million, or 9%, for 2012 to $114.8 million. The Traditional Banking segment net interest margin increased nine basis points for 2012 to 3.64%.

●	Provision for loan losses was $8.2 million for 2012 compared to $6.4 million for 2011.

●	Total non-interest income increased $51.0 million for 2012 compared to 2011 primarily due to the bargain purchase gains detailed above.

●	Total non-interest expense increased $13.0 million, or 15%, during 2012 compared to 2011.

●	Total non-performing loans to total loans for the Traditional Banking segment was 0.82% at December 31, 2012, compared to 1.02% at December 31, 2011.

●	RB&T’s Warehouse Lending portfolio had $217 million in loans outstanding at December 31, 2012 compared to $41 million at December 31, 2011.

●	Gross loans grew by $365 million, or 16% during 2012, with $139 million attributable to the 2012 acquisitions of failed banks.

●	Deposits grew by $249 million, or 14% during 2012, with $112 million attributable to the 2012 acquisitions of failed banks.

Republic Processing Group segment

●	The total dollar volume of tax refunds processed during 2012 decreased $1.1 billion, or 9%, from 2011.

●	Total RAL dollar volume decreased from $1.0 billion during 2011 to $796 million during 2012.

●	Total RT dollar volume declined $814 million, or 8%, during 2012 compared to 2011.

●	RPG net income decreased $6.5 million, or 10%, for 2012 compared to the same period in 2011.

●	Net interest income decreased $13.7 million, or 23%, for 2012 compared to 2011.

●	RPG recorded a provision for loan losses of $6.9 million for 2012, compared to $11.6 million for 2011.

●	RPG posted non interest income of $78.5 million for 2012 compared to $88.6 million for 2011.

●
RB&T obtained $300 million of Federal Home Loan Bank (“FHLB”) advances during the fourth quarter of 2011 to fund projected RAL volume during the first quarter 2012 tax season. In addition, during the first quarter of 2012, RB&T obtained $252 million of brokered deposits to complete its required funding for the first quarter 2012 tax season.

●	RPG posted non-interest expenses of $22.5 million for 2012 compared to $31.1 million for 2011.

●	RB&T permanently discontinued the offering of its RAL product effective April 30, 2012. RALs contributed net income of $21.8 million and $23.5 million in 2012 and 2011.

●	Liberty Tax Service and Jackson Hewitt Tax Service unilaterally terminated their contracts with TRS during the third quarter of 2012.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:

●	Part I Item 1 “Business”
o	General Business Overview
▪	Republic Processing Group segment
●	Part I Item 1A “Risk Factors”
o	Republic Processing Group
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 4 “Loans and Allowance for Loan Losses”
o	Footnote 21 “Segment Information”

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $4.5 million, or 117%, during 2012 compared to 2011.

●	Mortgage banking income was positively impacted by an increase in secondary market loan volume during 2012.

General highlights by segment for the year ended December 31, 2011 consisted of the following:

Traditional Banking segment

●	Net income increased $8.6 million, or 48%, for 2011 compared to 2010.

●
Despite increases in net interest income during the third and fourth quarters of 2011, net interest income for 2011, decreased slightly, or $339,000, to $105.3 million. The Traditional Banking segment net interest margin declined 2 basis points for the year to 3.55%.

●	Provision for loan losses was $6.4 million for 2011 compared to $11.6 million for 2010.

●	Total non-interest income increased $4.4 million, or 19%, for 2011 compared to 2010.

●	During 2011, the Bank sold and had called available-for-sale mortgage backed securities with a total amortized cost of $160 million, resulting in a pre-tax gain of $2.3 million.

●
During the third quarter of 2011, the Bank closed the transaction related to the sale of its only banking center located in Bowling Green, Kentucky. The Bank recorded a pre-tax gain on sale of $2.9 million as a result of the transaction.

●	Total non-interest expense decreased $3.6 million, or 4%, during 2011 compared to 2010.

●	Total non-performing loans to total loans decreased to 1.02% at December 31, 2011, from 1.30% at December 31, 2010.

●	The Bank launched its Warehouse Lending product during the second quarter of 2011 and had $41 million in loans outstanding at December 31, 2011.

●	The Bank purchased performing commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par during the second quarter of 2011.

Republic Processing Group segment

●	The total dollar volume of tax refunds processed during 2011 increased $1.7 billion, or 17%, over 2010.

●	As anticipated, total RAL dollar volume decreased from $3.0 billion during 2010 to $1.0 billion during 2011.

●	Net income increased $23.1 million, or 52%, for 2011 compared to 2010.

●	Net interest income increased $8.5 million, or 17%, for 2011 compared to 2010.

●	RPG recorded a provision for loan losses of $11.6 million for 2011 compared to $8.1 million for 2010.

●	RPG posted non interest income of $88.9 million for 2011 compared to $59.1 million for 2010.

●
During the second quarter of 2011, RB&T accrued a $2 million liability related to the assessment of a Civil Money Penalty (“CMP”) by the FDIC against RB&T. The actual penalty paid during the fourth quarter of 2011 was $900,000, resulting in a $1.1 million credit to pre-tax income during the fourth quarter.

●
Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order. As discussed throughout, the Company has agreed to cease the RAL portion of the TRS division subsequent to April 30, 2012. For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

Mortgage Banking segment

●	Within the Mortgage Banking segment, Mortgage Banking income decreased $1.9 million for 2011 compared to 2010.

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

Discussion of 2012 vs. 2011

Total Company net interest income decreased $4.2 million, or 3%, for 2012 compared to 2011. The total Company net interest margin decreased 27 basis points to 4.82% for 2012. The significant components comprising the total Company decrease in net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $9.5 million, or 9%, for 2012 compared to 2011. The Traditional Banking net interest margin increased nine basis points for the same period to 3.64%. The increase in net interest income during 2012 was directly attributable to an increase in the average balance of loans outstanding. Five distinguishable drivers occurred in 2012 that positively impacted the size of the loan portfolio and correspondingly provided a positive impact to net interest income.

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

Secondly, as discussed in more detail within the “Loan Portfolio” section of this filing, the Bank began offering its Mortgage Warehouse Lending product during June of 2011. During 2012, the Mortgage Warehouse Lending portfolio had average loans outstanding of $100 million achieving an average yield of 4.43%. These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with 30 day LIBOR.

The third driver occurred on January 27, 2012 when RB&T acquired TCB. As part of the acquisition, RB&T acquired loans, net of loans put back to the FDIC, with a fair value of approximately $57 million and an initial projected effective yield of 7.94%. At December 31, 2012 TCB loans with a carrying value of $31 million were still outstanding. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary data.”

The fourth driver for the year over year increase in net interest income was an increase in the average balance of the Bank’s residential real estate loans, which increased $171 million compared to 2011 due primarily to growth in the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is described in more detail within the “Loan Portfolio” section of this filing under “Financial Condition.”

Lastly, the fifth driver occurred on September 7, 2012 when RB&T acquired FCB. As part of the FCB acquisition, the Bank acquired loans with a fair value of approximately $128 million and an initial projected effective yield of 7.36%. At December 31, 2012 FCB loans with a carrying value of $108 million were still outstanding. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary data.”

Within the liabilities section of the balance sheet, the Bank continued to reprice its interest-bearing deposits lower to partially offset declining asset yields. In addition, due to the steepness of the yield curve and the FRB’s pledge to keep the Federal Funds Target Rate (“FFTR”) low for an extended period of time, the Bank prepaid $81 million in FHLB advances during the first quarter of 2012 that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with these prepayments, which will save the Bank approximately $2.6 million in interest expense during the period from April 2012 through the first five months of 2013.

The interest savings realized by the Bank as a result of these prepayments have been and will continue to be reduced by the Bank’s on-going interest rate risk mitigation practices, which often includes strategies utilizing long term advances from the FHLB. In particular, the Bank took advantage of declining interest rates during 2012 to borrow $195 million of long-term advances with a weighted average life of five years and a weighted average cost of 1.37%. The Bank borrowed these funds on a long-term basis to mitigate its interest rate risk position in the event of an increasing rate environment.

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

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2012” under “Financial Condition.”

Republic Processing Group segment

Net interest income for RPG decreased $13.7 million, or 23%, for 2012 compared to 2011. The decrease in net interest income was primarily due to a $13.9 million, or 23%, decline in RAL fee income resulting from a corresponding 23% decrease in RAL volume. The overall decline in the volume of RALs originated during 2012 resulted from a general decrease in consumer demand for the product. Management believes the decrease in RAL volume, which is generated through retail locations, was the result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

RPG’s net interest income continued to benefit from low funding costs during 2012. Average interest-bearing liabilities utilized to fund RALs during 2012 and 2011 were $107 million and $141 million with a weighted average cost of 0.19% and 0.43%. As a result, interest expense was $149,000 for 2012, compared to $480,000 for 2011.

Lastly, the fifth driver occurred on September 7, 2012 when RB&T acquired FCB. As part of the FCB acquisition, the Bank acquired loans with a fair value of approximately $128 million and an initial projected effective yield of 7.36%. At December 31, 2012 FCB loans with a carrying value of $108 million were still outstanding. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary data.”

Within the liabilities section of the balance sheet, the Bank continued to reprice its interest-bearing deposits lower to partially offset declining asset yields. In addition, due to the steepness of the yield curve and the FRB’s pledge to keep the Federal Funds Target Rate (“FFTR”) low for an extended period of time, the Bank prepaid $81 million in FHLB advances during the first quarter of 2012 that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with these prepayments, which will save the Bank approximately $2.6 million in interest expense during the period from April 2012 through the first five months of 2013.

The interest savings realized by the Bank as a result of these prepayments have been and will continue to be reduced by the Bank’s on-going interest rate risk mitigation practices, which often includes strategies utilizing long term advances from the FHLB. In particular, the Bank took advantage of declining interest rates during 2012 to borrow $195 million of long-term advances with a weighted average life of five years and a weighted average cost of 1.37%. The Bank borrowed these funds on a long-term basis to mitigate its interest rate risk position in the event of an increasing rate environment.

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

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2012” under “Financial Condition.”

Republic Processing Group segment

Net interest income for RPG decreased $13.7 million, or 23%, for 2012 compared to 2011. The decrease in net interest income was primarily due to a $13.9 million, or 23%, decline in RAL fee income resulting from a corresponding 23% decrease in RAL volume. The overall decline in the volume of RALs originated during 2012 resulted from a general decrease in consumer demand for the product. Management believes the decrease in RAL volume, which is generated through retail locations, was the result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

RPG’s net interest income continued to benefit from low funding costs during 2012. Average interest-bearing liabilities utilized to fund RALs during 2012 and 2011 were $107 million and $141 million with a weighted average cost of 0.19% and 0.43%. As a result, interest expense was $149,000 for 2012, compared to $480,000 for 2011.

As discussed throughout, the Company ceased the RAL portion of the TRS division on April 30, 2012.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:

●	Part I Item 1 “Business”
●	Republic Processing Group segment
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	“Recent Developments”
●	“Overview”
●	“Results of Operations”
●	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data:”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 21 “Segment Information”

Discussion of 2011 vs. 2010

Total Company net interest income increased $8.0 million, or 5%, for 2011 compared to 2010. The total Company net interest margin increased 44 basis points to 5.09% for the same period. The significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased slightly, or $339,000 for 2011 compared to 2010. The Traditional Banking net interest margin declined two basis points for the same period to 3.55%. The decrease in net interest income was due primarily due to a greater degree of downward repricing interest-earning assets, as compared to interest-bearing liabilities, as well as a decrease in the average balances of the Bank’s higher-yielding interest-earning assets. While overall net interest income within the Traditional Banking segment was lower for 2011 compared to 2010, the Bank implemented strategies during 2011, which reversed the negative trend for net interest income. These strategies, which are discussed in more detail in the following paragraphs, helped to contribute to a second consecutive quarterly increase in net interest income over prior year same quarter.

Contributing to the positive trend in net interest income during the second half of 2011 was an increase in the investment portfolio. Prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons, due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the previous two years had been reinvested into short-term, lower yielding investments, which had improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, led the Bank to hold a significant sum of cash at the FRB for much of 2009 and 2010.

In February 2011, the Bank modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing projected net interest income and net interest margin for the near-term. The Bank made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. While the Bank slightly revised this strategy throughout 2011, in general, it has maintained the same strategic direction of extending maturities within its investment portfolio in order to increase its yield on interest-earning assets. Although the Bank has taken on more interest rate risk as a result of this strategy, the overall interest rate risk position of the Bank continues to remain within its interest rate risk policy approved by its boards of directors.

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

Republic Processing Group segment

Net interest income within at RPG division increased $8.5 million, or 17%, for 2011 compared to 2010. The increase in net interest income was primarily due to a $7.6 million, or 15%, increase in RAL fee income. RB&T, among other things, increased its RAL pricing in response to the anticipated increase in provision for loan losses for RALs resulting from the loss of the Debt Indicator (“DI”) from the IRS. The revised pricing resulted in an increase in yield for the RAL product. Partially offsetting the increase in interest income from the higher yield on RALs was a reduction to interest income resulting from a decline in the total dollar amount of RALs originated. The decline in the dollar volume of RALs originated occurred as a result of RB&T’s maximum individual RAL offering amount being lowered to $1,500.

RPG’s net interest income continued to benefit from low funding costs during 2011. Average interest bearing liabilities utilized to fund RALs during 2011 and 2010 were $107 million and $313 million with a weighted average cost of 0.43% and 0.50%. As a result, interest expense for the RPG division was $455,000 for 2011, a decrease of $1.1 million from 2010.

Table 2 provides detailed Total Company average balances, interest income/expense and rates by major balance sheet category for the years ended December 31, 2012, 2011 and 2010. Table 3 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 2 – Total Company Average Balance Sheets and Interest Rates for Years Ended December 31,

	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities,
including FHLB stock(1)	$640,830	$12,446	1.94%	$678,804	$16,486	2.43%	$561,113	$15,799	2.82%
Tax exempt investment securities(1)(4)	-	-	0.00%	-	-	0.00%	160	11	10.58%
Federal funds sold and other interest-
earning deposits	187,790	471	0.25%	315,530	914	0.29%	473,137	1,200	0.25%
Refund Anticipation Loan fees(2)	24,182	45,227	187.03%	29,572	59,117	199.91%	99,629	51,556	51.75%
Traditional Bank loans and fees(2)(3)	2,479,968	125,315	5.05%	2,216,687	118,598	5.35%	2,239,361	124,907	5.58%

Total interest-earning assets	3,332,770	183,459	5.50%	3,240,593	195,115	6.02%	3,373,400	193,473	5.74%

Less: Allowance for loan losses	25,226			28,817			27,755

Non interest-earning assets:
Non interest-earning cash and cash
equivalents	164,071			112,513			57,790
Premises and equipment, net	33,672			36,020			38,458
Other assets(1)	55,452			56,612			61,993
Total assets	$3,560,739			$3,416,921			$3,503,886

LIABILITIES AND STOCK- HOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$614,118	$397	0.06%	$422,222	$540	0.13%	$302,958	$561	0.19%
Money market accounts	478,682	737	0.15%	628,178	1,939	0.31%	636,963	2,845	0.45%
Time deposits	253,567	2,190	0.86%	254,064	4,055	1.60%	329,970	5,775	1.75%
Brokered money market and
brokered certificates of deposit	166,088	1,750	1.05%	236,051	2,380	1.01%	456,000	3,948	0.87%

Total interest-bearing deposits	1,512,455	5,074	0.34%	1,540,515	8,914	0.58%	1,725,891	13,129	0.76%

Securities sold under agreements
to repurchase and other short-
term borrowings	237,414	375	0.16%	278,861	646	0.23%	330,154	1,026	0.31%
Federal Home Loan Bank advances	560,659	14,833	2.65%	558,249	18,180	3.26%	574,181	19,991	3.48%
Subordinated note	41,240	2,522	6.12%	41,240	2,515	6.10%	41,240	2,515	6.10%

Total interest-bearing liabilities	2,351,768	22,804	0.97%	2,418,865	30,255	1.25%	2,671,466	36,661	1.37%

Non interest-bearing liabilities
and Stockholders' equity:
Non interest-bearing deposits	624,053			509,457			421,162
Other liabilities	54,822			48,963			49,901
Stockholders' equity	530,096			439,636			361,357
Total liabilities and stock-
holders' equity	$3,560,739			$3,416,921			$3,503,886

Net interest income		$160,655			$164,860			$156,812

Net interest spread			4.53%			4.77%			4.37%

Net interest margin			4.82%			5.09%			4.65%

(continued)

Table 2 – Total Company Average Balance Sheets and Interest Rates for Years Ended December 31, (continued)

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $50.8 million, $62.3 million and $54.9 million for the years ended December 31, 2012, 2011 and 2010.

(3)	Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

(4)	Yields on tax exempt investment securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 3 below illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 – Total Company Volume/Rate Variance Analysis

		Year Ended December 31, 2012			Year Ended December 31, 2011
		Compared to			Compared to
		Year Ended December 31, 2011			Year Ended December 31, 2010
		Increase / (Decrease) Due to			Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities,
including FHLB stock	$(4,040)	$(882)	$(3,158)	$687	$3,039	$(2,352)
Tax exempt investment securities	-	-	-	(11)	(11)	-
Federal funds sold and other
interest-earning deposits	(443)	(333)	(110)	(286)	(440)	154
Refund Anticipation Loan fees	(13,890)	(10,262)	(3,628)	7,561	(56,719)	64,280
Traditional bank loans and fees	6,717	13,553	(6,836)	(6,309)	(1,254)	(5,055)

Net change in interest income	(11,656)	2,076	(13,732)	1,642	(55,385)	57,027

Interest expense:

Transaction accounts	(143)	187	(330)	(21)	183	(204)
Money market accounts	(1,202)	(387)	(815)	(906)	(39)	(867)
Time deposits	(1,865)	(8)	(1,857)	(1,720)	(1,244)	(476)
Brokered money market and
brokered certificates of deposit	(630)	(733)	103	(1,568)	(2,138)	570
Securities sold under agreements
to repurchase and other short-term
borrowings	(271)	(86)	(185)	(380)	(144)	(236)
Federal Home Loan Bank advances	(3,347)	78	(3,425)	(1,811)	(544)	(1,267)
Subordinated note	7	-	7	-	-	-

Net change in interest expense	(7,451)	(949)	(6,502)	(6,406)	(3,926)	(2,480)

Net change in net interest income	$(4,205)	$3,025	$(7,230)	$8,048	$(51,459)	$59,507

Provision for Loan Losses

Discussion of 2012 vs. 2011

The Company recorded total provision for loan losses of $15.0 million for 2012 compared to $18.0 million during 2011. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during 2012 was $8.2 million, a $1.8 million or 27% increase from 2011. The net increase in the provision for loan losses related to the following:

●
The Bank experienced a $792,000 net provision for loan loss increase in the Bank’s general loan loss reserves for its pass-rated credits. Approximately $437,000 of the increase was due to qualitative factors allocated to the warehouse lending portfolio. While the Company’s warehouse lending portfolio has experienced no charge-offs in its brief history, the portfolio’s rapid growth during 2012 was judged a qualitative risk.

●	The Bank experienced a net provision for loan loss decrease of $651,000 associated with required reserves for its large classified loan portfolio.
●	The Bank recorded a net provision for loan loss decrease of $440,000 related to improvement in the past due 90-days and non-accrual retail loan portfolios.
●
The Bank recorded $2.0 million in provision for loan losses in 2012 associated with residential mortgage TDRs as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. The provision was primarily calculated utilizing discounted cash flow analyses.

During 2012, the Bank charged off $9.9 million in loans compared to $7.3 million for 2011. In addition, the Bank also recorded $500,000 less in credits to its provision for loan losses for recoveries of previously charged off loans during 2012 than it did during 2011. Net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.34% for 2012 compared to 0.24% for 2011. This equated to a $3.1 million increase in net charge-offs for 2012 compared to 2011.

As a percentage of total loans, the Traditional Banking allowance for loan losses was 0.90% at December 31, 2012 compared to 1.05% at December 31, 2011. Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2012.

See the sections titled “Allowance for Loan Losses and Provision for Loan Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the provision for loan losses and the Bank’s delinquent, non-performing, impaired and TDR loans.

Republic Processing Group segment

Substantially all RALs issued by the Company each year were made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through Internal Revenue Service (“IRS”) audits resulting from revenue protection strategies. In addition, the Company also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each year, the Company reserved for its estimated RAL losses for the year based on current and prior year funding patterns, information received from the IRS on current year payment processing, projections using the Company’s internal RAL underwriting criteria applied against prior years’ customer data and the subjective experience of Company management. RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, substantially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

As of December 31, 2012 and 2011, $10.5 million and $14.3 million of total RALs originated remained uncollected, representing 1.31% and 1.38% of total gross RALs originated during the respective tax years by RB&T. All of these loans were charged off as of June 30, 2012 and 2011. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the period, resulted in a net provision for loan loss expense of $6.9 million and $11.6 million for the TRS division during the years ended December 31, 2012 and 2011.

Provision for Loan Losses
Discussion of 2011 vs. 2010

The Company recorded total provision for loan losses of $18.0 million for 2011 compared to $19.7 million during 2010. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during 2011 was $6.4 million, a $5.2 million decline from 2010. The decrease in the provision was generally attributable to an overall improvement in the Bank’s credit quality metrics and better charge-off experience.

As part of its on-going classified asset analysis, the Bank recorded additional provisions of $4.0 million during 2011 related to nine specifically reviewed “substandard” commercial and large retail relationships (substantially all in the first quarter) compared to $2.1 million during 2010 related to 20 relationships. More than offsetting the increase in provision expense associated with its specifically reviewed large substandard loans was a significant reduction in provision expense associated with the Bank’s smaller dollar homogenous retail and commercial past due and non-accrual loans, which peaked during 2010.

In addition, during 2010 (substantially all in the first quarter), the Bank increased its allowance for loan losses by $1.3 million for quantitative and qualitative adjustments to its historical loss percentages for its general formula reserves across substantially all loan categories. In particular, the Bank increased its general reserves associated with its home equity portfolio due to higher historical loss percentages and declining residential real estate values. As real estate values and historical loss percentages remained relatively stable during 2011, the Bank did not make any additional material qualitative or quantitative adjustments to its historical loss percentages. Home equity loans are one of the Bank’s largest homogenous pools of loans and are evaluated collectively in determining the allocated allowance. In determining the allocated allowance, management analyzes the average annual loss rates for the previous 3-year and 2-year periods, along with the current year loss rate, as well as comparisons to peer group corresponding loss rates. In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the home equity portfolio such as updating collateral values on a test basis.

During 2011, the Bank charged off $7.3 million in loans compared to $12.5 million for 2010. In addition, the Bank also recorded $753,000 more in credits to its provision for loan losses for recoveries of previously charged off loans during 2011 than it did during 2010. Net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.24% for 2011 compared to 0.51% for 2010. This equated to a $5.9 million reduction in net charge-offs for 2011 compared to 2010.

As a percentage of total loans, the Traditional Banking allowance for loan losses was 1.05% at December 31, 2011 compared to 1.06% at December 31, 2010. Management believes, based on information presently available, that it adequately provided for loan losses at December 31, 2011.

Republic Processing Group segment

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

As of December 31, 2011 and 2010, $14.3 million and $10.8 million of total RALs originated remained uncollected, representing 1.38% and 0.36% of total gross RALs originated during the respective tax years by RB&T. All of these loans were charged off as of June 30, 2011 and 2010. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the period, resulted in a net provision for loan loss expense of $11.6 million and $8.1 million for the TRS division during the years ended December 31, 2011 and 2010.

Non-Interest Income

Table 4 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2012	2011	2010	2012/2011	2011/2010

Service charges on deposit accounts	$13,496	$14,105	$15,562	-4%	-9%
Refund transfer fees	78,304	88,195	58,789	-11%	50%
Mortgage banking income	8,447	3,899	5,797	117%	-33%
Debit card interchange fee income	5,817	5,791	5,067	0%	14%
Bargain purchase gain - Tennessee Commerce Bank	27,614	-	-	0%	0%
Bargain purchase gain - First Commercial Bank	27,824	-	-	0%	0%
Gain on sale of banking center	-	2,856	-	-100%	0%
Gain on sale of securities available for sale	56	2,285	-	-98%	0%
Net impairment loss on investment securities	-	(279)	(221)	-100%	26%
Other	3,520	2,772	2,664	27%	4%

Total non interest income	$165,078	$119,624	$87,658	38%	36%

Discussion of 2012 vs. 2011

Total Company non interest income increased $45.5 million, or 38%, for 2012 compared to 2011. The most significant components comprising the total Company increase in non-interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $51.0 million during 2012 compared to 2011.

Service charges on deposit accounts decreased $609,000, or 4%, during 2012 compared to the same period in 2011. The decrease was primarily the result of the continued general decline in consumer overdraft activity that the Bank and the banking industry as a whole have experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity was a decline in the number of the Bank’s retail checking accounts and the amended FDIC guidelines, which took effect in July 2011. These guidelines have continued to have a negative impact on the Bank’s net income since their implementation and will continue to do so in the future.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total net per item fees included in service charges on deposits for 2012 and 2011 were $7.5 million and $8.9 million. The total net daily overdraft charges included in interest income for 2012 and 2011 were $1.7 million and $1.8 million.

On August 1, 2011, the Bank converted the substantial majority of its existing retail checking accounts into new product types with new fee structures. The goal of the new fee structure, in the short-term, was to reverse the trend of declining service charges on deposits. In the long-term, the Bank’s goal is that the new fee structure, combined with growth in the Bank’s retail checking account base, will allow the service charges on deposits category to increase once again. Revenue generated during 2012 as a result of these new fees was approximately $1.3 million compared to $820,000 in 2011 for the five month period, partially offsetting the decrease in overdraft-related fees for the same period.

As a result of the new fee structure, the Bank’s retail checking account base declined substantially from July 1, 2011 through January 31, 2012, further contributing to the decline in overdraft related revenue. The Bank experienced nominal growth in its retail checking account base from January 31, 2012 through December 31, 2012. With only 11 recent months of nominal growth in its retail checking account base, management is uncertain if this trend will continue in the future or if the Bank will again experience further declines.

Related to the TCB acquisition, the Bank recorded a bargain purchase gain of $27.6 million, substantially all of which was recorded during the first quarter of 2012. The bargain purchase gain was realized because the overall price paid by RB&T for TCB was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the acquisition.

Related to the FCB acquisition, the Bank recorded an initial bargain purchase gain of $27.8 million, substantially all of which was recorded during the third quarter of 2012. As with the TCB acquisition, the bargain purchase gain was realized because the overall price paid by RB&T for FCB was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition.

During 2012, the Bank recognized net securities gains in earnings for TCB acquired securities available of $56,000. Subsequent to the acquisition of TCB, management concluded that these securities did not fit the profile of securities traditionally purchased by the Bank and thus sold them during the first quarter 2012. The Bank recognized net gains on sales, calls and impairment of investment securities of $2.0 million during 2011. The substantial majority of the 2011 gain occurred during the second quarter of 2011, as the Bank sold available for sale securities with an amortized cost of $132 million. The decision to sell these securities was based, in large part, on positive growth developments within the loan portfolio.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

The Bank recognized a $2.9 million gain related to the sale of a banking center in 2011.

Republic Processing Group segment

RPG non interest income decreased $10.0 million, or 11%, during 2012 compared to the same period in 2011. Net RT fees decreased $9.9 million for 2012 primarily attributable to the overall decrease in volume during the tax season. More specifically within the RT category, RT check fees decreased 12% consistent with a 12% decrease in volume. The decline in RT checks fees was partially offset by a 10% increase in direct deposit on-line RT fees driven by a 10% increase in this lower-margin RT product. As with the decrease RPG experienced in RAL volume, management believes the decrease in RT volume, which is generated through store-front locations, was a direct result of a shift in consumer demand toward lower-priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

With regard to the TRS division of RPG, TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through a Stipulation Agreement and a Consent Order (collectively, the “Agreement”), RB&T will not originate RALs beyond April 30, 2012. Without the ability to originate RALs, RB&T is facing increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T will incur substantial pressure on its profit margin for its RT products as well.

In addition to the potential impact to RTs resulting from a loss of the RAL product, management believes the Agreement also negatively impacts RB&T’s ability to originate RT products. As previously disclosed, the Agreement contained a provision for an ERO Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that are not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements make attracting new relationships, retaining existing relationships, and maintaining profit margin for RTs more difficult for RB&T. Management estimates RT revenues will be reduced substantially in 2013 as a result of pricing pressures, increased competition resulting from the elimination of the RAL product and the previously disclosed termination of material contracts with Jackson Hewitt Tax Service and Liberty Tax Service.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:

●	Part I Item 1 “Business”
●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 21 “Segment Information”

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $4.5 million, or 117%, during 2012 compared to the same period in 2011. Mortgage banking income was positively impacted by an increase in secondary market loan volume during 2012, which resulted from the continued low long-term interest rate environment. The Bank’s loan sales during 2012 consisted of 19% purchase transactions and 81% refinance transactions, as refinances in particular were fueled by the low long-term rate environment. During 2012, the Bank sold mortgage loans of $247 million compared to $149 million during the same period in 2011. In addition, secondary market pricing generally improved across the industry during 2012 compared to the prior year.

In addition to the factors noted in the previous paragraph, due to the reduction in long-term interest rates during 2012, the fair value of the Bank’s MSRs declined as prepayment speed assumptions were adjusted higher. As a result of the decline in the fair value of the Bank’s MSRs, an impairment charge of $142,000 was recorded during 2012.

Discussion of 2011 vs. 2010

Total Company non interest income increased $32.0 million, or 37%, for 2011 compared to 2010. The most significant components comprising the total Company increase in non-interest income were as follows:

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

The total net per item fees included in service charges on deposits for 2011 and 2010 were $8.9 million and $11.0 million. The total net daily overdraft charges included in interest income for 2011 and 2010 was $1.8 million and $2.0 million.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs requiring FDIC regulated banks to implement and maintain robust oversight of these programs.

Management implemented these guidelines effective July 1, 2011. These guidelines had a negative impact on the Bank’s net income in 2011. Management estimated that the impact of the implementation of these guidelines reduced its overdraft related fee income by a range of 20%-25%.

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

The Bank recognized net gains on sales, calls and impairment of investment securities of $2.0 million during 2011. The substantial majority of the 2011 gain occurred during the second quarter of 2011, as the Bank sold available for sale securities with an amortized cost of $136 million. The decision to sell these securities was based, in large part, on positive growth developments within the loan portfolio.

Republic Processing Group segment

RPG non interest income increased $29.5 million, or 50%, during 2011 compared to 2010. Net RT fees increased $29.4 million, or 50%, for 2011 primarily attributable to the overall increase in volume at TRS during the tax season. RT fee income was positively impacted by a 63% increase in the number of RTs processed resulting from a shift in business to higher volume tax preparation offices. Each year, RB&T performs an annual review of its third-party tax preparation offices looking to replace stores which may display any of the following characteristics: low overall product volume, RAL loan loss rates above an acceptable threshold, or lower than acceptable scores for RB&T’s audit and compliance reviews. During 2011, RB&T shifted a large number of its lower volume JH offices into higher volume JH offices, keeping its overall office count with JH the same as the previous year, while significantly increasing RT volume.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.9 million, or 33%, during 2011 compared to 2010. Mortgage Banking income was negatively impacted during much of 2011 by a decline in secondary market loan volume. The Bank’s loan sales during 2011 consisted of 31% purchase transactions and 69% refinance transactions. During 2011, the Bank sold mortgage loans of $149 million compared to $285 million during the same period in 2010.

As of December 31, 2011, the Bank had $4 million in loans held for sale with $16 million in fixed rate loan commitments to its customers and $20 million in hedging contracts. At December 31, 2010, the Bank had $15 million in loans held for sale with $11 million in fixed rate loan commitments to its customers and $26 million in hedging contracts.

In addition to the factors noted in the previous paragraph, due to the reduction in long-term interest rates during the second half 2011, the fair value of the Bank’s MSRs declined as prepayment speed assumptions were adjusted higher. As a result of the decline in the fair value of the Bank’s MSRs, an impairment charge of $203,000 was recorded in 2011.

Non-Interest Expenses

Table 5 – Analysis of Non-Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2012	2011	2010	2012/2011	2011/2010

Salaries and employee benefits	$60,633	$54,966	$55,246	10%	-1%
Occupancy and equipment, net	22,474	21,713	21,958	4%	-1%
Communication and transportation	5,806	5,695	5,418	2%	5%
Marketing and development	3,429	3,237	10,813	6%	-70%
FDIC insurance expense	1,403	4,425	3,155	-68%	40%
Bank franchise tax expense	3,916	3,645	3,187	7%	14%
Data processing	4,309	3,207	2,697	34%	19%
Debit card interchange expense	2,462	2,239	1,741	10%	29%
Supplies	2,114	2,353	2,359	-10%	0%
Other real estate owned expense	3,537	2,356	1,829	50%	29%
Charitable contributions	3,341	5,933	6,232	-44%	-5%
Legal expense	1,866	3,969	1,832	-53%	117%
FDIC civil money penalty	-	900	-	-100%	0%
FHLB advance prepayment penalty	2,436	-	1,531	0%	0%
Other	9,019	7,683	8,325	17%	-8%

Total non interest expenses	$126,745	$122,321	$126,323	4%	-3%

Discussion of 2012 vs. 2011

Total Company non-interest expenses increased $4.4 million, or 4%, for 2012 compared to 2011. The most significant components comprising the change in non-interest expense were as follows:

Traditional Banking segment

Non-interest expense within the Traditional Banking segment was $100 million during 2012, an increase of $13 million over 2011. Approximately $9.5 million of the increase in non-interest expenses during 2012 related to the acquisitions of failed banks, with $6.2 million related to the TCB acquisition and $3.3 million related to the FCB acquisition. Expenses related to the TCB acquisition declined during the third quarter of 2012 as a result of the branch consolidation and core system conversion in July 2012. The FCB branch consolidation and core system conversion occurred in February 2013. Overall, traditional banking expenses not associated with the 2012 acquisitions, increased $3.5 million, or 4% from 2011. The most notable changes in the Traditional Banking’s non-interest expenses are discussed in the following paragraphs. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Salaries and benefits increased $6.2 million during 2012 compared to the same period in 2011. The Bank incurred $4.0 million in salaries and benefit expense directly associated with the acquisitions of failed banks; including approximately $2.0 million related to incentive compensation accruals. Approximately $272,000 of this incentive compensation relates to retention bonuses payable to the acquired bank employees to encourage them to remain with the Bank through various dates up through system conversion. Approximately $1.1 million of this incentive compensation was for short-term bonuses for Bank employees related to a successful system conversion, with another $670,000 for Bank associates related to a two-year profitability goal tied to the acquisitions.

Further contributing to the Bank’s rise in salaries and benefits was an increase in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which rose from 641 at December 31, 2011 to 729 at December 31, 2012. The increase in the Bank’s FTEs was the result of retaining employees at the acquired banks and the hiring of additional employees to support the acquired operations and the Bank’s long-term growth plans. In addition, the Bank recorded a $2.3 million increase in incentive compensation payouts during 2012 as compared to 2011 as the Bank generally achieved a more favorable performance compared to its budgeted goals in 2012 compared to 2011.

Occupancy and equipment expense increased $1.2 million during 2012 compared to 2011. Substantially all of the fluctuation was attributable to the 2012 acquisitions of failed banks for expense items such as rent, leased and rented equipment and equipment service.

Data processing expense increased $1.1 million during 2012 compared to the same period in 2011, with $912,000 of the increase attributable to the data processing costs and internet banking enhancements for the 2012 acquisitions of failed banks.

FDIC insurance expense decreased $1.1 million during 2012 to $1.2 million. The decrease primarily occurred due to more favorable insurance premium calculations for the Company and its risk profile resulting from the implementation of the Dodd-Frank Act. As a result of the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. The change was effective for the second quarter of 2011. The decrease in expense resulting from the more favorable premium calculations was partially offset with a $93,000 increase resulting from the 2012 acquisitions of failed banks.

Other real estate owned expense increased $1.2 million during 2012 compared to 2011, with $818,000 of the increase attributable to the 2012 acquisitions of failed banks.

Contributions expense increased $473,000 during 2012 compared to the same period in 2011 primarily due to the first quarter contribution to the Republic Bank Foundation. See additional discussion below under “Republic Processing Group segment.”

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank recognized a $2.4 million early termination penalty during the first quarter of 2012 in connection with this prepayment.

Traditional banking other expense increased $1.6 million during 2012 compared to 2011. Approximately $2.0 million of this increase related to the 2012 acquisitions of failed banks, for expenses such as audit and professional fees and legal expenses. Offsetting the increase due to the acquisitions, banking center and ATM service promotional expense decreased by $419,000 during 2012. The decline was the direct result of the Bank’s new fee structure for retail checking accounts implemented during 2011. The new fee structure significantly reduced the number of client foreign ATM reimbursements paid by the Bank.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic Processing Group segment

RPG non-interest expenses decreased $8.6 million, or 28%, for 2012 compared to 2011.

Salaries and employee benefits decreased $553,000, or 5%, for 2012 compared to 2011. The 2012 year reflected lower contract labor staffing costs and reduced bonus payouts tied to the achievement of gross operating profit goals.

FDIC insurance expense decreased $1.9 million, or 92% during 2012 related primarily to the new insurance calculation noted in the “Traditional Banking” discussion above and to the elimination of a higher assessment rate levied against the Bank for its deposit insurance during 2011 resulting from facts and circumstances specific to the Bank and the TRS division.

Bank Franchise expense related to the RPG segment increased $350,000 during 2012 compared to 2011 primarily due to an increase in capital associated with continued strong earnings and the higher capital base. Bank franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise tax is paid to the Commonwealth of Kentucky.

Legal expense at the RPG segment was $262,000 for 2012 compared to $2.3 million for 2011. The decrease in legal expense was directly related to the December 2011 resolution of RB&T’s on-going regulatory actions with the FDIC as described in the Agreement.

Charitable contribution expense totaled $1.9 million at the TRS division for 2012, as RB&T made a $2.5 million contribution to the Republic Bank Foundation, which was allocated between the Company’s business operating segments using a formula based on pre-tax profits for the quarter. Charitable contribution expense totaled $4.9 million at the TRS division for 2011, as RB&T made a $5 million contribution to the Republic Bank Foundation. The Republic Bank Foundation was formed in 2010 to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio, Tennessee and Florida.

During the second quarter of 2011, the FDIC assessed a Civil Money Penalty against RB&T at a $2.0 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income during the fourth quarter of 2011.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:
●	Part I Item 1 “Business”
●	Republic Processing Group segment
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	“Recent Developments”
●	“Overview”
●	“Results of Operations”
●	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 21 “Segment Information”

Discussion of 2011 vs. 2010

Total Company non-interest expenses decreased $4.0 million, or 3%, for 2011 compared to 2010. The most significant components comprising the change in non-interest expense were as follows:

Traditional Banking segment

Traditional Banking non-interest expenses decreased $3.6 million, or 4%, for 2011 compared to 2010.

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

During the first quarter of 2010, the Bank prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Bank incurred $1.5 million in early termination penalties in connection with this transaction but saved approximately $1.6 million in total interest expense on its FHLB advances during 2010 and 2011, netting the Bank a combined overall savings of approximately $91,000 as a result of the transaction with a net $46,000 of that savings occurring during 2010.

Republic Processing Group segment

RPG non-interest expenses decreased $1.7 million, or 5%, for 2011 compared to 2010.

Salaries and employee benefits increased $369,000 during 2011 compared to 2010 due to increased staffing costs offset by a decline in bonus expense.

Marketing expense at the TRS division decreased $7.5 million during 2011 compared to 2010 due to the modification of RB&T’s contracts with JH. This contract modification eliminated a large fixed fee for marketing that RB&T was charged as part of the contracts. The elimination of this fee did not impact the overall financial results of operations for RPG, as this decrease was offset by the elimination of certain fees charged by RB&T to its customers, which substantially offset the fixed marketing fee.

Communication and transportation expense and office supplies at RPG increased $579,000 and $169,000, during 2011 compared to 2010 primarily attributable to increased postage, freight and mailing supplies associated with servicing the increase in volume at TRS.

FDIC insurance expense increased $1.5 million during 2011 compared to 2010 related primarily to a higher assessment rate levied against RB&T throughout the year by the FDIC for items specific to the TRS division.

Bank Franchise expense related to the TRS division increased $401,000 compared to 2010, primarily due to an increase in capital associated with higher earnings at TRS.

Legal expense at RPG was $2.3 million for 2011 compared to $378,000 for 2010. The increase in legal expense was directly related to RB&T’s on-going regulatory actions with the FDIC.

During the second quarter of 2011, the FDIC assessed a CMP against RB&T at a $2 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income during the fourth quarter.

Charitable contribution expense totaled $4.9 million and $4.7 million at RPG for years ended December 31, 2011 and 2010.

Mortgage Banking segment

Mortgage Banking non-interest expenses increased $1.3 million for 2011 compared to the same period in 2010 primarily due to the change in the allocation of certain shared expenses between segments offset by a reduction in loan origination volume.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $138 million in cash and cash equivalents at December 31, 2012 compared to $363 million at December 31, 2011.

During the fourth quarter of 2011, RB&T accumulated cash via FHLB advances totaling $300 million in preparation for the first quarter 2012 tax season. These advances matured during the first quarter of 2012 thereby reducing cash by the amount borrowed. Due to the elimination of the RAL product effective April 30, 2012, RB&T had no funding requirements specific to the first quarter 2013 tax season.

For cash held at the FRB, the Bank earns a yield of 0.25%. For all other cash held within the Bank’s branch and ATM networks, the Bank does not earn interest. Due to ongoing contraction within the Bank’s net interest margin, management generally maintained a strategy during 2012 to keep minimal amounts of cash on its balance sheet. Management believes it will maintain a similar strategy in 2013, within board approved policy limits, as it continues to combat the ongoing contraction within its net interest margin.

Investment Securities

Table 6 – Investment Securities Portfolio

December 31, (in thousands)	2012	2011	2010

Securities available for sale (fair value):

U.S. Treasury securities and
U.S. Government agencies	$39,472	$152,674	$120,297
Private label mortgage backed security	5,687	4,542	5,124
Mortgage backed securities - residential	197,210	293,329	158,677
Collateralized mortgage obligations	195,877	195,403	225,657
Total securities available for sale	438,246	645,948	509,755

Securities to be held to maturity (carrying value):

U.S. Treasury securities and
U.S. Government agencies	4,388	4,233	4,191
Mortgage backed securities - residential	827	1,376	1,930
Collateralized mortgage obligations	40,795	22,465	26,818
Total securities to be held to maturity	46,010	28,074	32,939

Total investment securities	$484,256	$674,022	$542,694

Securities available for sale primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaining eligible securities that are not pledged to secure client repurchase agreements may be pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowing line. Strategies for the investment securities portfolio may be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Securities available for sale decreased $208 million during 2012 to $438 million at December 31, 2012. The decrease in the securities portfolio was due primarily to pay-downs and pay-offs of existing securities. In general, the Bank utilized the excess cash from these securities to fund growth within the loan portfolio.

During the first quarter 2012, RB&T acquired $43 million in available for sale investment securities through the TCB acquisition. All but $4 million of these securities were sold or called during the first quarter of 2012, realizing a pre-tax net gain of $56,000. The Bank sold these securities because management determined that the acquired securities did not fit within the Bank’s traditional investment strategies. During the third quarter 2012, RB&T acquired $12 million in available for sale investment securities through the FCB acquisition. All of these securities are guaranteed by agencies of the U.S. Government, and as a result, RB&T does not currently have plans to liquidate them.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Detail of the fair value of the Bank’s mortgage backed investment securities follows:

Table 7 – Mortgage Backed Investment Securities

December 31, (in thousands)	2012	2011

Private label mortgage backed security	$5,687	$4,542
Mortgage backed securities - residential	198,100	294,806
Collateralized mortgage obligations	236,988	218,027
Total mortgage backed securities fair value	$440,775	$517,375

For discussion of the Bank’s private label mortgage backed and mortgage related securities, see “Critical Accounting Policies and Estimates” in this section of the filing and Footnote 3 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

In addition, the Bank holds agency structured notes in the investment portfolio which consist of step up bonds. A step up bond pays an initial coupon rate for the first period, and then a higher coupon rate for the following periods. These investments are predominantly classified as available for sale. The amortized cost and fair value of the structured note investment portfolio follows:

Table 8 – Structured Notes

December 31, (in thousands)	2012	2011

Amortized cost	$509	$70,232
Fair value	508	70,087

The amortized cost/carrying amount, fair value, weighted average yield and weighted average maturity of the investment portfolio at December 31, 2012 follows:

Table 9 – Securities Available for Sale

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2012 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and
U.S. Government agencies:
Due in one year or less	$1,006	$1,007	0.06%	0.33
Due from one year to five years	35,378	35,920	1.85%	3.19
Due from five years to ten years	2,547	2,545	0.79%	6.64
Total U.S. Treasury securities and
U.S. Government agencies	38,931	39,472	1.74%	3.34
Private label mortgage backed security	5,684	5,687	5.78%	4.34
Total mortgage backed securities - residential	190,569	197,210	2.44%	4.46
Total collateralized mortgage obligations	194,427	195,877	1.23%	2.99
Total securities available for sale	$429,611	$438,246	1.87%	3.69

Table 10 – Securities to be Held to Maturity

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2012 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and
U.S. Government agencies:
Due in one year or less	$2,004	$2,011	4.11%	0.04
Due from one year to five years	2,384	2,404	0.68%	2.82
Total U.S. Treasury securities and
U.S. Government agencies:	4,388	4,415	2.25%	1.55
Total mortgage backed securities - residential	827	890	5.52%	3.12
Total collateralized mortgage obligations	40,795	41,111	1.08%	4.43
Total securities to be held to maturity	$46,010	$46,416	1.23%	4.13

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $365 million, or 16% during 2012 to $2.6 billion at December 31, 2012. Approximately $139 million of this growth was the direct result of the 2012 acquisitions of failed banks. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Within specific loan categories, residential real estate loans increased $163 million during 2012 to $1.1 billion at December 31, 2012. Approximately $45 million of the residential real estate increase was from the 2012 Acquisitions of failed banks with the remaining increase primarily concentrated within the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is a first or junior-lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. In addition, the Bank does not require mortgagee title insurance for HEALs originated under $150,000. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of December 31, 2012, the Bank had $229 million of HEALs outstanding compared to $58 million outstanding at December 31, 2011.

In June 2011, the Bank began offering warehouse lines of credit and had $41 million outstanding at December 31, 2011. Through these credit lines, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables mortgage banking customers to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and are collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of December 31, 2012, the Bank had $217 million of outstanding loans from total credit lines of $331 million.

RB&T’s warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients. During 2012 the Bank’s warehouse lending volume consisted of 47% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 53% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates. RB&T’s warehouse lending business has benefited from the past two years of low or declining long-term residential mortgage rates which have incentivized a high volume of borrowers to refinance their mortgages. Increases in long-term residential mortgage interest rates will likely decrease refinances; and, without an equivalent increase in purchases and/or growth in RB&T’s warehouse client base, would have an adverse impact on the Bank’s net interest income.

The table below illustrates Republic’s loan portfolio composition for the past five years:

Table 11A – Loan Portfolio Composition

December 31, (in thousands)	2012	2011	2010	2009	2008

Residential real estate:
Owner occupied	$1,148,354	$985,735	$918,407	$976,348	$960,635
Non owner occupied	74,539	99,161	126,404	120,963	134,905
Commercial real estate	698,611	639,966	640,872	641,451	653,048
Commercial real estate - purchased whole loans	33,531	32,741	-	-	-
Real estate construction	80,093	67,406	68,701	83,090	99,395
Commercial	130,768	119,117	108,720	104,274	111,604
Warehouse lines of credit	216,576	41,496	-	-	-
Home equity	241,853	280,235	289,945	318,449	313,418
Consumer:
Credit cards	8,716	8,580	8,213	8,052	6,671
Overdrafts	955	950	901	2,006	2,796
Other consumer	16,201	9,908	13,077	13,599	21,385

Total gross loans	$2,650,197	$2,285,295	$2,175,240	$2,268,232	$2,303,857

Acquisitions of Failed Banks:

The contractual amount of the loans purchased in the TCB transaction decreased from $79 million as of the acquisition date to $42 million as of December 31, 2012. The carrying value of the loans purchased in the TCB transaction was $57 million as of the acquisition date compared to $31 million as of December 31, 2012.

The contractual amount of the loans purchased in the FCB transaction decreased from $172 million as of the acquisition date to $139 million as of December 31, 2012. The carrying value of the loans purchased in the FCB transaction was $128 million as of the acquisition date compared to $108 million as of December 31, 2012.

The composition of TCB and FCB loans outstanding at December 31, 2012 follows:

Table 11B – Loan Portfolio Composition

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Residential real estate	$12,270	$32,459	$44,729
Commercial real estate	8,015	61,758	69,773
Real estate construction	4,235	3,301	7,536
Commercial	1,284	9,405	10,689
Home equity	4,183	385	4,568
Consumer:			-
Credit cards	321	-	321
Overdrafts	1	11	12
Other consumer	655	333	988
Total gross loans	$30,964	$107,652	$138,616

The table below illustrates the Bank’s maturities and repricing frequency, including estimated prepayments for the loan portfolio:

Table 12 – Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2012 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate:	$652,465	$203,032	$322,019	$127,414
Commercial real estate	341,680	140,061	167,285	34,334
Real estate construction	19,582	9,577	7,448	2,557
Commercial	87,298	47,572	25,987	13,739
Warehouse lines of credit	-	-	-	-
Home equity	2,625	2,514	111	-
Consumer:
Credit cards	-	-	-	-
Overdrafts	955	955	-	-
Other consumer	12,549	5,410	3,592	3,547
Total fixed rate loans	$1,117,154	$409,121	$526,442	$181,591

Variable rate loan maturities:

Residential real estate:	$570,428	$234,616	$276,576	$59,236
Commercial real estate	390,462	320,437	55,449	14,576
Real estate construction	60,511	48,449	4,477	7,585
Commercial	43,470	33,287	9,260	923
Warehouse lines of credit	216,576	216,576	-	-
Home equity	239,228	238,191	-	1,037
Consumer:
Credit cards	8,716	8,716	-	-
Overdrafts	-	-	-	-
Other consumer	3,652	3,652	-	-
Total variable rate loans	$1,533,043	$1,103,924	$345,762	$83,357

Total:

Residential real estate:	$1,222,893	$437,648	$598,595	$186,650
Commercial real estate	732,142	460,498	222,734	48,910
Real estate construction	80,093	58,026	11,925	10,142
Commercial	130,768	80,859	35,247	14,662
Warehouse lines of credit	216,576	216,576	-	-
Home equity	241,853	240,705	111	1,037
Consumer:
Credit cards	8,716	8,716	-	-
Overdrafts	955	955	-	-
Other consumer	16,201	9,062	3,592	3,547
Total loans	$2,650,197	$1,513,045	$872,204	$264,948

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. For the impact on the allowance for loan losses of loans acquired in the acquisitions of failed banks, see additional discussion under “Acquisitions of Failed Banks” in this section of the filing.

The specific component of the allowance for loan losses is made for loans individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that meet the following classifications are considered impaired:

●	All loans internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans on non-accrual status;
●
All retail and commercial troubled debt restructurings (“TDRs”). TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

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

Loans, including impaired loans, but excluding consumer loans, are typically placed on non-accrual status when the loans become past due 80 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off. Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible.

Impairment is measured on a loan by loan basis by evaluating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The general component of the allowance for loan losses covers loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless classified as TDRs.

For “Pass” rated or nonrated loans, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan class. Management evaluates the following historical loss rate scenarios:

●	Rolling four quarter
●	Rolling eight quarter average
●	Rolling twelve quarter average
●	Rolling sixteen quarter average
●	Current year to date historical loss factor (average)
●	Prior annual three year historical loss factors
●	Peer group data

Currently, management has assigned a greater emphasis to the higher of the rolling eight quarter and rolling twelve quarter averages when determining its historical loss factors for its “Pass” rated and nonrated loans.

Historical loss rates for non-performing loans, which are not individually evaluated for impairment, are analyzed using loss migration analysis by loan class of prior year loss results.

Loan classes are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

●	Changes in nature, volume and seasoning of the loan portfolio;
●	Changes in experience, ability, and depth of lending management and other relevant staff;
●	Changes in the quality of the Bank’s loan review system;
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
●	Changes in the value of underlying collateral for collateral-dependent loans;
●
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;

●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

The Bank’s allowance for loan losses decreased $334,000 during 2012 to $24 million at December 31, 2012. As a percent of total loans, the traditional banking allowance for loan losses decreased to 0.90% at December 31, 2012 compared to 1.05% at December 31, 2011.

Notable fluctuations in the allowance for loan losses were as follows:

●
The Bank decreased its “Substandard” rated loan loss allowance by a net $1.7 million during 2012, as charge-offs within the Bank’s substandard loan category totaled $6.2 million during that time period. A significant portion of these charge-offs were for loans substantially reserved for in prior years. The charge-offs were offset by approximately $4.5 million in additional net allocations recorded for Substandard loans during 2012.

●
The Bank increased its “Special Mention/Watch” rated loan loss allowance by a net $2.1 million during 2012. Approximately $107,000 of the net increase was due primarily to an updated loss migration analysis in combination with an increase in this portfolio balance. The Bank recorded an additional $2.0 million in provision for loan losses in 2012 associated with residential mortgage TDRs, as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. The provision was primarily calculated utilizing discounted cash flow analyses.

●
Primarily as a result of a decline in balances associated with the Bank’s 90-day delinquent and/or non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Bank’s large-dollar commercial classified asset review process, the Bank decreased its loan loss allowance by a net $1.0 million during 2012.

●
The Bank increased its overall allowance for its “Pass” rated credits by a net $236,000 during 2012 attributable primarily to loan portfolio growth and an increase the Bank’s average historical loss rates during the period.

Table 13 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2012	2011	2010	2009	2008

Allowance for loan losses at beginning of year	$24,063	$23,079	$22,879	$14,832	$12,735

Charge offs:

Residential real estate	(3,648)	(2,760)	(3,012)	(2,439)	(1,356)
Commercial real estate	(1,033)	(1,125)	(4,846)	(956)	(257)
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	(1,922)	(845)	(1,261)	(1,196)	(2,970)
Commercial	(176)	(100)	(207)	(372)	(98)
Warehouse lines of credit	-	-	-	-	-
Home equity	(2,252)	(1,279)	(1,811)	(1,915)	(507)
Consumer:
Credit cards	(123)	(241)	(158)	(389)	(153)
Overdrafts	(468)	(678)	(848)	(832)	(1,250)
Other consumer	(266)	(281)	(362)	(563)	(349)
Refund anticipation loans	(11,097)	(15,484)	(14,584)	(31,180)	(9,206)
Total charge offs	(20,985)	(22,793)	(27,089)	(39,842)	(16,146)

Recoveries:

Residential real estate	393	245	70	84	153
Commercial real estate	90	301	48	120	215
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	104	237	248	102	-
Commercial	25	128	49	16	34
Warehouse lines of credit	-	-	-	-	-
Home equity	92	159	23	23	48
Consumer:
Credit cards	36	32	19	16	27
Overdrafts	422	506	385	257	250
Other consumer	225	279	292	206	155
Refund anticipation loans	4,221	3,924	6,441	13,090	1,156
Total recoveries	5,608	5,811	7,575	13,914	2,038
Net loan charge offs	(15,377)	(16,982)	(19,514)	(25,928)	(14,108)

Provision for loan losses - Traditional Banking	8,167	6,406	11,571	15,885	8,154
Provision for loan losses - Refund anticipation loans	6,876	11,560	8,143	18,090	8,051
Total provision for loan losses	15,043	17,966	19,714	33,975	16,205

Allowance for loan losses at end of year	$23,729	$24,063	$23,079	$22,879	$14,832

Credit Quality Ratios - Total Company:

Allowance for loan losses to total loans	0.90%	1.05%	1.06%	1.01%	0.64%
Allowance for loan losses to non-performing loans	109%	103%	82%	53%	110%
Net loan charge offs to average loans	0.61%	0.76%	0.83%	1.09%	0.60%

Credit Quality Ratios - Traditional Banking:

Allowance for loan losses to total loans	0.90%	1.05%	1.06%	1.01%	0.64%
Allowance for loan losses to non-performing loans	109%	103%	82%	53%	110%
Net loan charge offs to average loans	0.34%	0.24%	0.51%	0.34%	0.26%

Credit Quality Ratios - Acquired Banks:

Allowance for loan losses to total loans	0.15%	NA	NA	NA	NA
Allowance for loan losses to non-performing loans	7%	NA	NA	NA	NA
Net loan charge offs to average loans	0.00%	NA	NA	NA	NA

NA - not applicable

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

Table 14 – Management’s Allocation of the Allowance for Loan Losses

	2012		2011		2010		2009		2008
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$8,055	47%	$6,354	48%	$5,281	49%	$4,936	48%	$2,562	48%
Commercial real estate	8,843	26%	7,724	28%	7,214	29%	9,180	28%	6,554	28%
Commercial real estate -
purchased whole loans	34	1%	-	1%	NA	NA	NA	NA	NA	NA
Real estate construction	2,769	3%	3,042	3%	2,612	3%	2,434	4%	1,508	4%
Commercial	580	5%	1,025	5%	1,347	5%	1,473	5%	1,086	5%
Warehouse lines of credit	541	8%	104	2%	NA	NA	NA	NA	NA	NA
Home equity	2,348	9%	2,984	12%	3,581	13%	1,823	14%	678	14%
Consumer:
Credit cards	210	0%	503	0%	492	0%	438	0%	209	0%
Overdrafts	198	0%	135	0%	126	0%	179	0%	153	0%
Other consumer	151	1%	227	1%	461	1%	451	1%	117	1%
Unallocated	-	-	1,965	-	1,965	-	1,965	-	1,965	-
Total	$23,729	100%	$24,063	100%	$23,079	100%	$22,879	100%	$14,832	100%

NA - Not Applicable

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors which included a nominal “unallocated” component totaling $2.0 million as of December 31, 2011. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the current economic downturn, as compared to other parts of the U.S. With the Bank’s recent expansion into the metropolitan Nashville, Tennessee and metropolitan Minneapolis, Minnesota markets, its plans to pursue future acquisitions into potentially new markets through Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions, and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories.

In executing this methodology change on January 1, 2012, the Bank allocated its “unallocated” allowance by adjusting its qualitative factors for its groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan. These portfolios are typically not graded and not subject to annual review.

This methodology change did not have a material impact on the Bank’s provision for loan losses for the year ended December 31, 2012. Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2012 and December 31, 2011. For additional discussion regarding Republic’s methodology for determining the adequacy of the allowance for loan losses, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

The composition of loans classified within the allowance for loan losses follows:

Table 16 – Classified Assets

December 31, (in thousands)	2012	2011	2010	2009	2008

Loss	$-	$-	$-	$-	$-
Doubtful	-	-	-	-	-
Substandard	36,304	43,088	38,245	46,335	17,128
Watch/Special mention	48,458	35,455	54,254	57,036	43,614
Purchased Credit Impaired Group 1	87,033	-	-	-	-
Purchased Credit Impaired Group 2	1,160	-	-	-	-

Total classified assets	$172,955	$78,543	$92,499	$103,371	$60,742

Purchased loans accounted for under ASC Topic 310-20 are accounted for as are any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20, are considered in the determination of the required allowance for loan and lease losses.

Related to purchased credit impaired loans accounted for under ASC Topic 310-30, management separately monitors this portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a purchased credit impaired loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the day-one fair values, such loan is classified in the Purchased Credit Impaired Loans Group 1 (“PCI-1”) category within the Bank’s classified loans, which is the equivalent of a “Watch/Special Mention” classification for the Bank’s originated loans. Any improvement in the expected performance of a PCI-1 loan would result in an adjustment to accretable yield, which would have a positive impact on interest income.

PCI-1 loans may include loans that qualify as TDRs, and therefore are considered impaired under the applicable TDR accounting standards. These TDRs within the PCI-1 category, however, will not be downgraded to Purchased Credit Impaired Group 2 (“PCI-2”) loans and will not require an additional provision for loan losses if their restructured cash flows are within management’s initial expectations when the loans were booked at fair value as of the date of acquisition. At December 31, 2012, there were approximately $3.2 million in purchased credit impaired loans past due 90 days or more and still on accrual status. Not all of these loans were classified as PCI-2, as their performance levels were within management’s day-one cash flow expectations.

To the extent that a PCI-1 loan’s performance deteriorates from management’s expectation established in conjunction with the determination of the day-one fair values, such a loan would be classified a PCI-2 loan. PCI-2 loans would generally be considered impaired and could require loan loss provisions. Any improvement in the expected performance of a PCI-2 loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Asset Quality

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $18 million at December 31, 2012, with approximately $10 million of these loans also reported as TDRs.

Non-performing loans to total loans decreased to 0.82% at December 31, 2012, from 1.02% at December 31, 2011, as the total balance of non-performing loans decreased by nearly $2 million for the same period.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 16 – Non-performing Loans and Non-performing Assets

December 31, (dollars in thousands)	2012	2011	2010	2009	2008

Loans on non-accrual status (1)	$18,506	$23,306	$28,317	$43,136	$11,324
Loans past due 90 days or more and still on accrual (2)	3,173	-	-	8	2,133

Total non-performing loans	21,679	23,306	28,317	43,144	13,457
Other real estate owned	26,203	10,956	11,969	4,772	5,737
Total non-performing assets	$47,882	$34,262	$40,286	$47,916	$19,194

Credit Quality Ratios - Total Company
Non-performing loans to total loans	0.82%	1.02%	1.30%	1.90%	0.58%
Non-performing assets to total loans (including OREO)	1.79%	1.49%	1.84%	2.11%	0.83%
Non-performing assets to total assets	1.41%	1.00%	1.11%	1.22%	0.49%

Credit Quality Ratios - Traditional Banking
Non-performing loans to total loans	0.82%	1.02%	1.30%	1.90%	0.58%
Non-performing assets to total loans (including OREO)	1.79%	1.49%	1.84%	2.11%	0.83%
Non-performing assets to total assets	1.41%	1.10%	1.32%	1.60%	0.69%

Credit Quality Ratios - Acquired Banks
Non-performing loans to total loans	2.29%	NA	NA	NA	NA
Non-performing assets to total loans (including OREO)	11.54%	NA	NA	NA	NA
Non-performing assets to total assets	8.73%	NA	NA	NA	NA

(1)
Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

(2)	Purchased credit impairment loans which are 90 days or more and still on accrual are considered performing within day-one expectations and classified as PCI-1.

Approximately $11 million, or 49%, of the Bank’s total non-performing loans at December 31, 2012 are in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.”

Approximately $7 million, or 33%, of the Bank’s total non-performing loans are in the commercial real estate and real estate construction loan portfolios as of December 31, 2012. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of the Bank’s non-performing loans follows:

Table 17 – Non-performing Loan Composition

December 31, (in thousands)	2012	2011	2010	2009	2008

Residential real estate	$11,404	$13,748	$15,236	$14,832	$7,147
Commercial real estate	4,468	3,032	6,265	16,850	2,665
Commercial real estate - purchased
whole loans	-	-	-	-	-
Real estate construction	2,308	2,521	3,682	9,500	2,749
Commercial	1,534	373	323	647	243
Warehouse lines of credit	-	-	NA	NA	NA
Home equity	1,868	3,603	2,734	1,244	567
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	97	29	77	71	86

Total non-performing loans	$21,679	$23,306	$28,317	$43,144	$13,457

Table 18 – Non-performing Loans to Total Loans by Loan Type

December 31,	2012	2011	2010	2009	2008

Residential real estate	0.93%	1.27%	1.46%	1.35%	0.65%
Commercial real estate	0.64%	0.47%	0.98%	2.63%	0.41%
Commercial real estate - purchased
whole loans	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate construction	2.88%	3.74%	5.36%	11.43%	2.77%
Commercial	1.17%	0.31%	0.30%	0.62%	0.22%
Warehouse lines of credit	0.00%	0.00%	NA	NA	NA
Home equity	0.77%	1.29%	0.94%	0.39%	0.18%
Consumer:
Credit cards	0.00%	0.00%	0.00%	0.00%	0.00%
Overdrafts	0.00%	0.00%	0.00%	0.00%	0.00%
Other consumer	0.60%	0.29%	0.59%	0.52%	0.41%

Total non-performing loans to total loans	0.82%	1.02%	1.30%	1.90%	0.58%

Approximately $15 million in non-performing loans at December 31, 2011, were removed from the non-performing loan classification during 2012. Approximately $2 million, or 16%, of these loans were removed from the non-performing category because they were charged-off. Approximately $6 million, or 38%, in loan balances were transferred to other real estate owned (“OREO”) with $4 million, or 24%, refinanced at other financial institutions. The remaining $3 million, or 22%, was returned to accrual status for performance reasons, such as six consecutive months of performance.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $805,000, $1.1 million and $1.3 million in 2012, 2011 and 2010.

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of December 31, 2012, are adequate to absorb probable losses on all non-performing loans.

The following tables detail the activity of the Bank’s non-performing loans:

Table 19 – Rollforward of Non-performing Loan Activity

December 31, (in thousands)	2012	2011	2010

Non-performing loans at beginning of year	$23,306	$28,317	$43,144
Core bank loans added to non-performing status	11,454	13,490	18,524
Acquired bank loans added to non-performing status	3,173	-	-
Loans removed from non-performing status (see table below)	(15,391)	(16,699)	(31,751)
Principal paydowns	(863)	(1,802)	(1,600)

Non-performing loans at end of year	$21,679	$23,306	$28,317

Table 20 – Detail of Loans Removed from Non-Performing Status

Year Ended December 31, (in thousands)	2012	2011	2010

Loans charged off	$(2,421)	$(2,220)	$(5,891)
Loans transferred to OREO	(5,871)	(7,070)	(14,738)
Loans refinanced at other institutions	(3,664)	(5,677)	(5,118)
Loans returned to accrual status	(3,435)	(1,732)	(6,004)

Total non-performing loans removed from non-performing status	$(15,391)	$(16,699)	$(31,751)

Delinquent Loans

Delinquent loans to total loans decreased to 0.79% at December 31, 2012, from 1.07% at December 31, 2011, as the total balance of delinquent loans decreased by nearly $4 million for the same period. All core bank loans, with the exception of purchased credit impaired loans, greater than 90 days past due or more as of December 31, 2012 and December 31, 2011 were on non-accrual status.

The composition of the Bank’s delinquent loans follows:

Table 21 – Delinquent Loan Composition

December 31, (in thousands)	2012	2011	2010	2009	2008

Residential real estate	$11,799	$14,299	$16,031	$22,601	$11,663
Commercial real estate	2,640	5,126	5,700	14,111	4,507
Commercial real estate - purchased
whole loans	-	-	-	-	-
Real estate construction	2,124	541	2,322	4,111	5,190
Commercial	2,262	105	67	434	504
Warehouse lines of credit	-	-	-	-	-
Home equity	1,654	4,041	2,444	3,142	2,296
Consumer:
Credit cards	65	53	61	54	95
Overdrafts	168	129	158	155	130
Other consumer	132	139	144	246	380

Total past due loans	$20,844	$24,433	$26,927	$44,854	$24,765

Table 22 – Delinquent Loans to Total Loans by Loan Type (1)

December 31,	2012	2011	2010	2009	2008

Residential real estate	0.96%	1.32%	1.53%	2.06%	1.06%
Commercial real estate	0.38%	0.80%	0.89%	2.20%	0.69%
Commercial real estate - purchased
whole loans	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate construction	2.65%	0.80%	3.38%	4.95%	5.22%
Commercial	1.73%	0.09%	0.06%	0.42%	0.45%
Warehouse lines of credit	0.00%	0.00%	NA	NA	NA
Home equity	0.68%	1.44%	0.84%	0.99%	0.73%
Consumer:
Credit cards	0.75%	0.62%	0.74%	0.67%	1.42%
Overdrafts	17.59%	13.58%	17.54%	7.73%	4.65%
Other consumer	0.81%	1.40%	1.10%	1.81%	1.78%

Total past due loans to total loans	0.79%	1.07%	1.24%	1.98%	1.07%
________________________
(1) – Represents total loans over 30 days past due divided by total loans.

As detailed in the tables above, past due loans within the residential real estate, commercial real estate and home equity categories improved significantly, or $7 million, from December 31, 2011 to December 31, 2012, while real estate construction and commercial delinquencies increased $4 million for the same period.

Approximately $21 million in delinquent loans at December 31, 2011, were removed from delinquent status as of December 31, 2012. Approximately $2 million, or 10%, of these loans were removed from the delinquent category because they were charged-off. Approximately $6 million, or 30%, in loan balances were transferred to OREO with $8 million, or 37%, refinanced at other financial institutions. The remaining $5 million, or 23%, in delinquent loans paid current in 2012.

The Bank had $139 million in loans outstanding related to the 2012 acquisitions of failed banks at December 31, 2012, with approximately $6 million of the purchased loans (accounted for under both ASC Topic 310-20 and ASC Topic 310-30) past due 30 or more days. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

The following tables reflect activity of the Bank’s delinquent loans:

Table 23 – Rollforward of Delinquent Loan Activity

December 31, (in thousands)	2012

Delinquent loans at beginning of year	$24,433
Traditional bank loans that became delinquent	11,592
Acquired bank loans that became delinquent	5,967
Net change in delinquent credit cards and demand deposit accounts	45
Delinquent loans removed from delinquent status (see table below)	(20,965)
Principal paydowns of loans delinquent in both periods	(228)

Delinquent loans at end of year	$20,844

Table 24 – Detail of Delinquent Loans Removed From Delinquent Status

Year Ended December 31, (in thousands)	2012

Loans charged off	$(2,120)
Loans transferred to OREO	(6,358)
Loans refinanced at other institutions	(7,741)
Loans paid current	(4,746)

Total delinquent loans removed from delinquent status	$(20,965)

Impaired Loans and Troubled Debt Restructurings

The Bank defines impaired loans as follows:

●	All loans internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans on non-accrual status;
●
All retail and commercial troubled debt restructurings (“TDRs”). TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

●
ASC Topic 310-30 purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and

●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $106 million at December 31, 2012 compared to $77 million at December 31, 2011. Impaired loans from acquisitions of failed banks totaled $18 at December 31, 2012.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of December 31, 2012, the Bank had $93 million in TDRs, of which $10 million were also on non-accrual status. As of December 31, 2011, the Bank had $67 million in TDRs, of which $6 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 25 – Impaired Loan Composition

December 31, (in thousands)	2012	2011

Troubled debt restructurings	$93,003	$67,022
Classified loans (which are not TDRs)	12,704	10,171

Total impaired loans	$105,707	$77,193

See Footnote 4 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s other real estate owned follows:

Table 26 – Other Real Estate Owned Composition

December 31, (in thousands)	2012	2011

Residential real estate	$6,281	$4,754
Commercial real estate	7,693	2,030
Real estate construction	12,229	4,172

Total other real estate owned	$26,203	$10,956

The table below presents a rollforward of the Bank’s other real estate owned for the periods presented:

Table 27 – Rollforward of OREO Activity

December 31, (in thousands)	2012	2011	2010

OREO at beginning of year	$10,956	$11,973	$4,772
Transfer from loans to OREO	20,610	11,300	17,802
Acquired from failed banks	21,266	-	-
OREO sold	(24,910)	(11,400)	(9,474)
Writedowns	(1,719)	(917)	(1,127)

OREO at end of year	$26,203	$10,956	$11,973

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

Approximately $14 million of the total Company OREO balance at December 31, 2012 related to the 2012 acquisitions of failed banks. On January 27, 2012, the Bank acquired $14 million in OREO related to the TCB acquisition which was reduced by a $5 million fair value adjustment as of the acquisition date. Subsequent to the acquisition date, the Bank sold $7 million in TCB related OREO, ending the period with $2 million in TCB acquired OREO outstanding at December 31, 2012. On September 7, 2012, the Bank acquired $20 million in OREO related to the FCB acquisition, which was reduced by an $8 million fair value adjustment as of the acquisition date. Subsequent to the FCB acquisition date, the Bank sold approximately $1 million in FCB related OREO and converted approximately $1 million in acquired loans to OREO, ending the period with $12 million in OREO outstanding related to the FCB acquisition. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements.”

Approximately $12 million of the OREO balance at December 31, 2012 related to loans transferred to OREO in connection with the Banks traditional lending markets. Approximately $5 million of this balance was tied to retail residential real estate properties with the remaining $7 million tied to commercial real estate. Approximately 67%, or $5 million, of the commercial balance related to one land development property added during the first quarter of 2012 located in the Bank’s greater Louisville, Kentucky market.

Deposits

Total Company deposits increased $249 million, or 14%, from December 31, 2011 to $2.0 billion at December 31, 2012. Total Company interest-bearing deposits increased $178 million, or 13% and total Company non interest-bearing deposits increased $71 million, or 17%. Deposits related to the 2012 acquisitions of failed banks totaled $112 million at December 31, 2012. The TCB deposits consisted of $38 million in interest-bearing deposits and $4 million in non interest-bearing deposits, while the FCB deposits consisted of $63 million in interest-bearing deposits and $7 million in non interest-bearing deposits.

Excluding non interest-bearing deposits associated with the 2012 acquisitions of failed banks, non interest-bearing deposits increased $60 million, or 15%, during 2012. Within the Traditional Banking segment, the Bank experienced growth of approximately $42 million in its Analysis Checking and Money Manager Free Checking accounts, which are the Bank’s key products offered to small and medium sized businesses.

During most of 2012, non interest-bearing accounts, in general, remained an attractive product offering to clients due to the unlimited FDIC insurance feature. This unlimited guaranty by the FDIC expired on December 31, 2012. Management believes that the expiration of the unlimited FDIC insurance guaranty could have a negative impact on the Bank’s non interest-bearing deposit balances, however, at this time, management cannot precisely predict how large an impact it may be.

Excluding interest-bearing deposits associated with the 2012 acquisitions of failed banks, interest-bearing deposits increased $78 million, or 6%, during 2012. Lower costing interest bearing demand deposits, savings accounts, and money market accounts reflected a combined increase of $113 million as the Bank was able to attract these deposit accounts by capitalizing on its attractive technology offerings, such as business on-line banking, in combination with superior customer service and the safety and soundness of a high performing institution. This increase was offset by a decrease of $35 million in higher costing certificates of deposit and individual retirement accounts, as the Bank continued to offer rates on these products that were at the low-end of the market in an effort to combat on-going margin compression.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Ending balances of all deposit categories follows:

Table 28A – Deposits

December 31, (in thousands)	2012	2011	2010	2009	2008

Demand (NOW and SuperNOW)	$580,900	$523,708	$298,452	$245,502	$202,607
Money market accounts	514,698	433,508	637,557	596,370	561,599
Brokered money market accounts	35,596	18,121	513	64,608	163,965
Savings	62,145	44,472	38,661	33,691	32,599
Individual retirement accounts*	32,491	31,201	34,129	34,651	38,142
Time deposits, $100,000 and over*	80,906	82,970	152,891	169,548	202,058
Other certificates of deposit*	100,036	103,230	127,156	135,171	221,179
Brokered certificates of deposit*(1)	97,110	88,285	687,958	1,004,665	1,048,017

Total interest-bearing deposits	1,503,882	1,325,495	1,977,317	2,284,206	2,470,166
Total non interest-bearing deposits	479,046	408,483	325,375	318,275	273,203

Total deposits	$1,982,928	$1,733,978	$2,302,692	$2,602,481	$2,743,369

* - Represents a time deposit
(1) – Incudes brokered deposits less than, equal to and greater than $100,000

The composition of deposits related to the acquisitions of failed banks outstanding at December 31, 2012 follows:

Table 28B –Deposits – Acquired Banks

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Demand	$10,024	$5,871	$15,895
Money market accounts	1,510	25,762	27,272
Savings	217	-	217
Individual retirement accounts*	1,166	3,269	4,435
Time deposits, $100,000 and over*	10,822	3,267	14,089
Other certificates of deposit*	7,196	12,574	19,770
Brokered certificates of deposit*(1)	6,729	12,247	18,976

Total interest-bearing deposits	37,664	62,990	100,654
Total non interest-bearing deposits	4,240	6,812	11,052

Total deposits	$41,904	$69,802	$111,706

(*) - Represents a time deposit.
(1) – Incudes brokered deposits less than, equal to and greater than $100,000

Average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

Table 29 – Average Deposits

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$614,118	0.06%	$422,222	0.13%	$302,958	0.19%
Money market accounts	478,682	0.15%	628,178	0.31%	636,963	0.45%
Time deposits	253,567	0.86%	254,064	1.60%	329,970	1.75%
Brokered money market	22,469	0.22%	6,563	0.31%	46,582	0.61%
Brokered certificates of deposit	143,619	1.19%	229,488	1.03%	409,418	0.90%
Total average interest-bearing deposits	1,512,455	0.34%	1,540,515	0.58%	1,725,891	0.76%
Total average non interest-bearing deposits	624,053	-	509,457	-	421,162	-
Total average deposits	$2,136,508		$2,049,972		$2,147,053

Maturities of time deposits of $100,000 or more outstanding, including brokered deposits, at December 31, 2012 follows:

Table 30 – Time Deposit Maturities Greater than $100,000

Maturity	(in thousands)

Three months or less	$38,609
Over three months through six months	21,879
Over six months through 12 months	34,734
Over 12 months	63,294

Total time deposits greater than $100,000	$158,516

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $21 million, or 9%, during 2012. All of these accounts require security collateral on behalf of the Bank. The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate. Based on the transactional nature of the Bank’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Information regarding Securities sold under agreements to repurchase follows:

Table 31 – Securities sold under agreements to repurchase

December 31, (dollars in thousands)	2012	2011	2010

Outstanding balance at end of year	$250,884	$230,231	$319,246
Weighted average interest rate at year end	0.06%	0.17%	0.31%
Average outstanding balance during the year	$237,414	$278,861	$330,154
Average interest rate during the year	0.16%	0.23%	0.31%
Maximum outstanding at any month end	$272,057	$297,571	$329,383

Federal Home Loan Bank Advances

FHLB advances decreased $392 million from December 31, 2011 to $543 million at December 31, 2012. During the first quarter of 2012, the Bank paid off $300 million in FHLB advances which were acquired in the fourth quarter of 2011 to fund RALs during the first quarter of 2012. These 90 day advances had a weighted average interest rate of 0.10%. Also, as discussed in the “Non-interest Expense” section of this filing, during the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer-term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With many of the Bank’s loan originations during 2011 and 2012 having repricing terms longer than five years, management elected to borrow $195 million during 2012 ($120 million during the second quarter) to mitigate its risk of future increases in market interest rates. The overall average life of these borrowings was 5.5 years with a weighted average cost of funds of 1.37%.

Management also projects that it could utilize additional long-term advances during 2013 to further mitigate its risk from future increases in interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 143% at December 31, 2012 and 140% at December 31, 2011. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At December 31, 2012 and 2011, the Bank had cash and cash equivalents on-hand of $138 million and $363 million. In addition, the Bank had available collateral to borrow an additional $472 million and $38 million from the FHLB at December 31, 2012 and 2011. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $196 million available through various other financial institutions as of December, 31 2012, while the holding company had available $20 million through its own borrowing line.

During the fourth quarter of 2011, the Bank chose to utilize a portion of its traditional borrowing lines from the FHLB to partially fund RALs for the first quarter 2012 tax season at the TRS division. As a result, the Bank obtained $300 million of cash from the FHLB via advances with a 3-month life. In recent years the Bank has traditionally utilized brokered deposits for its RAL funding. The change in strategy for the first quarter 2012 tax season to partially fund RALs with FHLB advances was made due to the relatively low all-in cost of the advances as compared to brokered deposits, including the impact to the cost of FDIC insurance. The Bank also obtained additional funding for RALs during the first quarter of 2012 through brokered deposits, all of which matured prior to the end of the first quarter of 2012. The average cost of these brokered deposits was 0.32% for 2012.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:
●	Part I Item 1 “Business”
●	Republic Processing Group segment
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	“Recent Developments”
●	“Overview”
●	“Results of Operations”
●	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 21 “Segment Information”

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2012 and 2011, these pledged investment securities had a fair value of $335 million and $621 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2012, the Bank had approximately $173 million from 29 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 10 largest non-sweep deposit relationships represented approximately $122 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Management does not believe that the Bank’s liquidity position was significantly impacted as a result of 2012 acquisitions of failed banks. RB&T acquired $72 million in cash and cash equivalents as well as $55 million of investment securities (excluding FHLB stock) at fair value in connection with the 2012 acquisitions of failed banks. In addition, subsequent to the respective acquisition dates, RB&T received approximately $849 million in cash from the FDIC representing the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the acquisition. Approximately $35 million and $5 million of the acquired TCB securities were sold and called, subsequent to the acquisition. The remaining securities provide monthly cash flows in the form of principal and interest payments.

As permitted by the FDIC, within seven days of an acquisition date, RB&T had the option to notify clients of its intent to re-price the deposit portfolios of the acquired failed banks to current market rates. In addition, depositors had the option to withdraw funds without penalty. With regard to the TCB acquisition, in February 2012, RB&T elected to re-price all of the acquired interest-bearing deposits, including transaction, time and brokered deposits with an effective date of January 28, 2012. This re-pricing triggered time and brokered deposit run-off in-line with management’s expectations. Through December 31, 2012, approximately 96% of the assumed interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits.

With regard to the FCB acquisition, RB&T elected to re-price all of the time deposit accounts with an effective date of October 1, 2012. This re-pricing triggered time and brokered deposit run-off in-line with management’s expectations. Through December 31, 2012, approximately 67% of the assumed interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits.

At December 31, 2012, RB&T had $112 million of deposits remaining from the 2012 acquisitions of failed banks. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part II Item 8 “Financial Statements and Supplementary Data.”

Capital

Table 32 – Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands)	2012	2011	2010

Stockholders' equity	$536,702	$452,367	$371,376
Book value per share at December 31,	25.60	21.59	17.74
Tangible book value per share at December 31, (1)	24.86	20.81	16.88
Dividends declared per share - Class A Common Stock	1.749	0.605	0.561
Dividends declared per share - Class B Common Stock	1.590	0.550	0.510
Average stockholders' equity to average total assets	14.89%	12.87%	10.31%
Total risk based capital	25.28%	24.74%	22.04%
Tier 1 risk based capital	24.31%	23.59%	20.89%
Tier 1 leverage capital	16.36%	14.77%	12.05%
Dividend payout ratio	31%	13%	18%

(1) See footnote 4 of Part II, Item 6 “Selected Financial Data”

Total stockholders’ equity increased from $452 million at December 31, 2011 to $537 million at December 31, 2012. The increase in stockholders’ equity was primarily attributable to net income earned during 2012 reduced by cash dividends declared. In addition to the Company’s quarterly dividends, dividend payouts for 2012 included a special dividend of $23 million in the fourth quarter. Stockholders’ equity also increased to a lesser extent from stock option exercises and stock grants during the period ended December 31, 2012.

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2012, RB&T could, without prior approval, declare dividends of approximately $117 million. The Company does not plan to pay dividends from its Florida subsidiary, RB, in the foreseeable future.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 14.89% at December 31, 2012 compared to 12.87% at December 31, 2011. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 33 – Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2012 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$113,924	$-	$-	$-	$113,924
Unused home equity lines of credit	11,746	5,293	43,955	171,725	232,719
Unused loan commitments - other	150,319	11,210	-	1,994	163,523
Standby letters of credit	16,627	253	105	-	16,985
FHLB letters of credit	11,908	-	-	-	11,908
Total off balance sheet items	$304,524	$16,756	$44,060	$173,719	$539,059

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $17 million and $19 million at December 31, 2012 and December 31, 2011. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2012, the Bank had $12 million in letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follows:

Table 34 – Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2012 (in thousands)	one year	three years	five years	years	Total

Time deposits (including brokered
certificates of deposit)	$189,241	$95,311	$23,880	$2,111	$310,543
Federal Home Loan Bank advances	35,000	203,000	197,000	107,600	542,600
Subordinated note (*)	-	-	-	41,240	41,240
Securities sold under agreements to
repurchase	250,884	-	-	-	250,884
Lease commitments	7,028	10,629	6,447	7,581	31,685
Total contractual obligations	$482,153	$308,940	$227,327	$158,532	$1,176,952

(*) – While this instrument matures in September 2035, the Bank has the right to prepay at the end of the fixed period, August 2015, without penalty.

See Footnote 9 “Deposits” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s time deposits.

FHLB advances represent the amounts that are due to the FHLB. Approximately $100 million of the advances, although fixed, are subject to conversion provisions at the option of the FHLB and can be prepaid without a penalty. Management believes these advances will not likely be converted in the short-term, and therefore has included the advances in their original maturity categories for purposes of this table.

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

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income were evaluated with the model. The model projects the effect of instantaneous movements in interest rates between 100 and 300 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the range between 100 and 300 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

The Company did not run a model simulation for declining interest rates as of December 31, 2012 and December 31, 2011, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of December 31, 2012 was substantially better than the indicated change as of December 31, 2011 in an “up” interest rate scenario.

The reason for the improvement in the Company’s position in an “up” interest rate environment was primarily from an increase in long-term FHLB advances during 2012. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next twelve month period, liabilities with a repricing duration of greater than one year will positively impact net interest income in an “up” rate scenario. While this growth in advances positively impacted the Company’s interest rate risk position in a rising rate environment, it negatively impacted the Company’s current earnings, in the near-term, due to an increase in its cost of funds.

Management also projects that it may utilize additional long-term advances during 2013 to further mitigate its risk from future increases in interest rates. How much in advances it extends out will be dependent upon circumstances at that time. When the Bank obtains longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then-current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

The following table illustrates Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2012 and 2011. The Company’s interest rate sensitivity model does not include loan fees within interest income. In addition, management does not believe that the net interest income associated with RPG, which was substantially driven by RAL fee income, is interest rate sensitive. As a result, the following interest rate sensitivity analysis does not include the impact of the RPG segment.

Table 35 – Interest Rate Sensitivity for 2012 (excluding Republic Processing Group)

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$588	$88	$209	$329	$298
Investment securities	12,329	9,719	12,162	14,485	16,606
Loans, excluding loan fees	119,762	119,529	126,038	135,022	144,842
Total interest income, excluding loan fees	132,679	129,336	138,409	149,836	161,746

Projected interest expense:
Deposits	5,074	4,717	13,735	22,327	31,059
Securities sold under agreements to repurchase	375	42	1,770	3,503	5,235
Federal Home Loan Bank advances and other
long-term borrowings	17,355	14,068	14,312	14,561	13,716
Total interest expense	22,804	18,827	29,817	40,391	50,010

Net interest income, excluding loan fees	$109,875	$110,509	$108,592	$109,445	$111,736
Change from base			$(1,917)	$(1,064)	$1,227
% Change from base			-1.73%	-0.96%	1.11%

Table 36 – Interest Rate Sensitivity for 2011 (excluding Republic Processing Group)

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$-	$-	$-	$-	$-
Investment securities	16,924	13,979	16,344	18,275	19,963
Loans, excluding loan fees	115,425	112,394	120,066	128,426	137,479
Total interest income, excluding loan fees	132,349	126,373	136,410	146,701	157,442

Projected interest expense:
Deposits	8,459	6,579	15,739	24,907	33,486
Securities sold under agreements to repurchase	645	507	2,737	4,967	7,196
Federal Home Loan Bank advances and other
long-term borrowings	20,670	18,857	19,930	21,031	21,206
Total interest expense	29,774	25,943	38,406	50,905	61,888

Net interest income, excluding loan fees	$102,575	$100,430	$98,004	$95,796	$95,554
Change from base			$(2,426)	$(4,634)	$(4,876)
% Change from base			-2.42%	-4.61%	-4.86%

During 2012 and 2011, loan fees (excluding RAL fees) included in interest income were $5.6 million and $3.2 million.

Adoption of New Accounting Pronouncements

ASU 2011-03 – Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This amendment did not have a material impact on the Company’s financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets – December 31, 2012 and 2011
Consolidated statements of income and comprehensive income – years ended December 31, 2012, 2011 and 2010
Consolidated statements of stockholders’ equity – years ended December 31, 2012, 2011 and 2010
Consolidated statements of cash flows – years ended December 31, 2012, 2011 and 2010
Footnotes to consolidated financial statements

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2012, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of internal control in their report dated March 13, 2013.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the U.S. of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky
March 13, 2013

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, (in thousands, except share data)

	2012	2011
ASSETS

Cash and cash equivalents	$137,691	$362,971
Securities available for sale	438,246	645,948
Securities to be held to maturity (fair value of $46,416 in 2012 and $28,342 in 2011)	46,010	28,074
Mortgage loans held for sale	10,614	4,392
Loans, net of allowance for loan losses of $23,729 and $24,063 (2012 and 2011)	2,626,468	2,261,232
Federal Home Loan Bank stock, at cost	28,377	25,980
Premises and equipment, net	33,197	34,681
Goodwill	10,168	10,168
Other real estate owned	26,203	10,956
Other assets and accrued interest receivable	37,425	35,589

TOTAL ASSETS	$3,394,399	$3,419,991

LIABILITIES

Deposits
Non interest-bearing	$479,046	$408,483
Interest-bearing	1,503,882	1,325,495
Total deposits	1,982,928	1,733,978

Securities sold under agreements to repurchase and other short-term borrowings	250,884	230,231
Federal Home Loan Bank advances	542,600	934,630
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	40,045	27,545

Total liabilities	2,857,697	2,967,624

Commitments and contingent liabilities (Footnote 19)	-	-

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 100,000 shares authorized
Series A 8.5% non cumulative convertible, none issued	-	-
Class A Common Stock, no par value, 30,000,000 shares authorized,
18,694,315 shares (2012) and 18,651,519 shares (2011) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,270,952 shares (2012) and 2,299,803 (2011) issued
and outstanding	4,932	4,947
Additional paid in capital	132,686	131,482
Retained earnings	393,472	311,799
Accumulated other comprehensive income	5,612	4,139

Total stockholders' equity	536,702	452,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,394,399	$3,419,991

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2012	2011	2010
INTEREST INCOME:

Loans, including fees	$170,542	$177,715	$176,463
Taxable investment securities	10,729	15,309	14,590
Tax exempt investment securities	-	-	11
Federal Home Loan Bank stock and other	2,188	2,091	2,409
Total interest income	183,459	195,115	193,473

INTEREST EXPENSE:

Deposits	5,074	8,914	13,129
Securities sold under agreements to repurchase and other short-term borrowings	375	646	1,026
Federal Home Loan Bank advances	14,833	18,180	19,991
Subordinated note	2,522	2,515	2,515
Total interest expense	22,804	30,255	36,661

NET INTEREST INCOME	160,655	164,860	156,812
Provision for loan losses	15,043	17,966	19,714

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	145,612	146,894	137,098

NON INTEREST INCOME:

Service charges on deposit accounts	13,496	14,105	15,562
Refund transfer fees	78,304	88,195	58,789
Mortgage banking income	8,447	3,899	5,797
Debit card interchange fee income	5,817	5,791	5,067
Bargain purchase gain - Tennessee Commerce Bank	27,614	-	-
Bargain purchase gain - First Commercial Bank	27,824	-	-
Gain on sale of banking center	-	2,856	-
Gain on sale of securities available for sale	56	2,285	-
Total impairment losses on investment securities	-	(279)	(221)
Net impairment loss recognized in earnings	-	(279)	(221)
Other	3,520	2,772	2,664
Total non interest income	165,078	119,624	87,658

NON INTEREST EXPENSES:

Salaries and employee benefits	60,633	54,966	55,246
Occupancy and equipment, net	22,474	21,713	21,958
Communication and transportation	5,806	5,695	5,418
Marketing and development	3,429	3,237	10,813
FDIC insurance expense	1,403	4,425	3,155
Bank franchise tax expense	3,916	3,645	3,187
Data processing	4,309	3,207	2,697
Debit card interchange expense	2,462	2,239	1,741
Supplies	2,114	2,353	2,359
Other real estate owned expense	3,537	2,356	1,829
Charitable contributions	3,341	5,933	6,232
Legal expense	1,866	3,969	1,832
FDIC civil money penalty	-	900	-
FHLB advance prepayment penalty	2,436	-	1,531
Other	9,019	7,683	8,325
Total non interest expenses	126,745	122,321	126,323
INCOME BEFORE INCOME TAX EXPENSE	183,945	144,197	98,433
INCOME TAX EXPENSE	64,606	50,048	33,680
NET INCOME	$119,339	$94,149	$64,753

BASIC EARNINGS PER SHARE:
Class A Common Stock	$5.71	$4.50	$3.11
Class B Common Stock	$5.55	$4.45	$3.06

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$5.69	$4.49	$3.10
Class B Common Stock	$5.53	$4.44	$3.04

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2012	2011	2010

Net income	$119,339	$94,149	$64,753

OTHER COMPREHENSIVE INCOME

Unrealized gains (losses) on securities available for sale	1,043	(893)	(259)
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings	1,279	(145)	553
Reclassification adjustment for gains recognized in earnings	(56)	(2,285)	-
Reclassification adjustment for other-than-temporary impairment
recognized in earnings	-	279	221
Net unrealized gains (losses)	2,266	(3,044)	515
Tax effect	(793)	1,065	(180)
Net of tax	1,473	(1,979)	335

COMPREHENSIVE INCOME	$120,812	$92,170	$65,088

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2010	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

Net income	-	-	-	-	64,753	-	64,753

Net change in accumulated other
comprehensive income	-	-	-	-	-	335	335

Dividend declared Common Stock:
Class A ($0.561 per share)	-	-	-	-	(10,422)	-	(10,422)
Class B ($0.510 per share)	-	-	-	-	(1,177)	-	(1,177)

Stock options exercised, net of shares redeemed	138	-	31	2,684	(831)	-	1,884

Repurchase of Class A Common Stock	(11)	-	(4)	(106)	(280)	-	(390)

Conversion of Class B Common Stock
to Class A Common Stock	2	(2)	-	-	-	-	-

Net change in notes receivable on Common Stock	-	-	-	(345)	-	-	(345)

Deferred director compensation expense -
Company Stock	-	-	-	151	-	-	151

Stock based compensation expense - options	-	-	-	567	-	-	567

Balance, December 31, 2010	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2011	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

Net income	-	-	-	-	94,149	-	94,149

Net change in accumulated other
comprehensive income	-	-	-	-	-	(1,979)	(1,979)

Dividend declared Common Stock:
Class A ($0.605 per share)	-	-	-	-	(11,280)	-	(11,280)
Class B ($0.550 per share)	-	-	-	-	(1,266)	-	(1,266)

Stock options exercised, net of shares redeemed	38	-	7	881	(450)	-	438

Repurchase of Class A Common Stock	(23)	-	(4)	(147)	(341)	-	(492)

Conversion of Class B Common Stock
to Class A Common Stock	7	(7)	-	-	-	-	-

Net change in notes receivable on Common Stock	-	-	-	973	-	-	973

Deferred director compensation expense -
Company Stock	2	-	-	171	-	-	171

Stock based compensation expense - options	-	-	-	277	-	-	277

Balance, December 31, 2011	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2012	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

Net income	-	-	-	-	119,339	-	119,339

Net change in accumulated other
comprehensive income	-	-	-	-	-	1,473	1,473

Dividend declared Common Stock:
Class A ($1.749 per share)	-	-	-	-	(32,832)	-	(32,832)
Class B ($1.590 per share)	-	-	-	-	(3,619)	-	(3,619)

Stock options exercised, net of shares redeemed	8	-	2	213	(68)	-	147

Repurchase of Class A Common Stock	(80)	-	(17)	(504)	(1,147)	-	(1,668)

Conversion of Class B Common Stock
to Class A Common Stock	29	(29)	-	-	-	-	-

Net change in notes receivable on Common Stock	-	-	-	426	-	-	426

Deferred director compensation expense -
Company Stock	3	-	-	227	-	-	227

Stock based compensation expense - restricted stock	82			50			50

Stock based compensation expense - options	-	-	-	792	-	-	792

Balance, December 31, 2012	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, (in thousands)

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$119,339	$94,149	$64,753
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	9,875	4,406	10,683
Provision for loan losses	15,043	17,966	19,714
Net gain on sale of mortgage loans held for sale	(9,698)	(4,091)	(5,989)
Origination of mortgage loans held for sale	(243,066)	(134,059)	(288,893)
Proceeds from sale of mortgage loans held for sale	246,542	148,986	285,099
Net realized impairment of mortgage servicing rights	142	203	-
Net realized (gain) loss on sales, calls and impairment of securities	(56)	(2,006)	221
Net gain on sale of other real estate owned	(416)	(444)	(203)
Writedowns of other real estate owned	1,719	917	1,127
Deferred director compensation expense - Company Stock	227	171	151
Stock based compensation expense	842	277	567
Bargain purchase gains on acquisitions	(55,438)	-	-
Gain on sale of banking center	-	(2,856)	-
Net change in other assets and liabilities:
Accrued interest receivable	434	(262)	577
Accrued interest payable	(321)	(646)	(511)
Other assets	6,289	1,665	7,926
Other liabilities	(1,543)	(772)	(5,988)
Net cash provided by operating activities	89,914	123,604	89,234

INVESTING ACTIVITIES:
Net cash proceeds received in FDIC-assisted transactions	921,247	-	-
Purchases of securities available for sale	(61,717)	(598,495)	(611,521)
Purchases of securities to be held to maturity	(23,114)	(500)	(685)
Purchases of Federal Home Loan Bank stock	-	(46)	(26)
Proceeds from calls, maturities and paydowns of securities available for sale	287,773	310,331	524,423
Proceeds from calls, maturities and paydowns of securities to be held to maturity	5,341	5,402	18,669
Proceeds from sales of securities available for sale	38,724	161,652	-
Proceeds from sales of Federal Home Loan Bank stock	469	278	62
Proceeds from sales of other real estate owned	25,326	11,844	9,474
Purchase of commercial real estate loans	-	(32,650)	-
Net change in loans	(198,520)	(117,864)	55,545
Net purchases of premises and equipment	(3,888)	(3,727)	(4,268)
Sale of banking center	-	(15,388)	-
Net cash provided by/(used in) investing activities	991,641	(279,163)	(8,327)

FINANCING ACTIVITIES:
Net change in deposits	(894,756)	(536,792)	(299,789)
Net change in securities sold under agreements to repurchase
and other short-term borrowings	20,653	(88,433)	19,666
Payments of Federal Home Loan Bank advances	(590,095)	(75,247)	(117,730)
Proceeds from Federal Home Loan Bank advances	195,000	445,000	45,000
Repurchase of Common Stock	(1,668)	(492)	(390)
Net proceeds from Common Stock options exercised	147	438	1,884
Cash dividends paid	(36,116)	(12,315)	(11,356)
Net cash used in financing activities	(1,306,835)	(267,841)	(362,715)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(225,280)	(423,400)	(281,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	362,971	786,371	1,068,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,691	$362,971	$786,371

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, (in thousands)

	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:

Cash paid during the year for:
Interest	$23,125	$30,908	$37,172
Income taxes	53,763	48,947	28,674

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$20,610	$11,300	$17,802
Loans provided for sales of other real estate owned	1,554	3,119	2,294

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”) (collectively referred together as the “Bank”), and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

As of December 31, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

Republic operates 44 banking centers, primarily in the retail banking industry, and conducts its Core Banking operations predominately in metropolitan Louisville, Kentucky; central Kentucky; northern Kentucky; Southern Indiana; metropolitan Tampa, Florida; metropolitan Cincinnati, Ohio; metropolitan Nashville, Tennessee; metropolitan Minneapolis, Minnesota and through an Internet banking delivery channel.

Effective January 27, 2012, RB&T acquired specific assets and assumed substantially all of the deposits and certain other liabilities of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for TCB. This acquisition of a failed bank represented a single banking center located in metropolitan Nashville and was RB&T’s initial entrance into the Tennessee market. See additional discussion under Footnote 2 “Acquisitions of Failed Banks” in this section of the filing.

Effective September 7, 2012 RB&T acquired specific assets and assumed substantially all of the liabilities of First Commercial Bank (“FCB”), headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB. This acquisition of a failed bank represented a single banking center located in metropolitan Minneapolis and was RB&T’s initial entrance into the Minnesota market. See additional discussion under Footnote 2 “Acquisitions of Failed Banks” in this section of the filing.

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

Other sources of Core Banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others, primarily the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”). Additionally, in June 2011, the Bank began offering its warehouse lending product. With this product, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans.

Core Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, FDIC insurance expense, and various general and administrative costs. Core Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Republic Processing Group

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products on-line.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 9 “Deposits”
●	Footnote 21 “Segment Information”

Use of Estimates – Financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting estimates relate to:

●	Traditional Banking segment allowance for loan losses and provision for loan losses
●	Acquisitions of failed banks
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Investment securities
●	Other real estate owned (“OREO”)

These estimates are particularly subject to change and actual results could differ from these estimates.

Concentration of Credit Risk - Most of the Company’s Traditional Banking business activity is with customers located in Kentucky, Southern Indiana, Florida, Tennessee and Minnesota. Furthermore, the Company’s warehouse lines are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2012, 39% of collateral securing warehouse lines were located in California. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

Earnings Concentration – For 2012, 2011 and 2010, approximately 51%, 72% and 68% of total Company net income was derived from RPG’s TRS division, which if terminated, would have a materially adverse impact on net income. As previously disclosed, the TRS division discontinued its RAL product effective April 30, 2012. The discontinuance of the Refund Anticipation Loan (“RAL”) product will have a significant impact on total Company net income in 2013 and beyond. Furthermore, as previously disclosed, Liberty unilaterally terminated its Amended and Restated Marketing Agreement with RB&T on August 27, 2012. Jackson Hewitt Technology Services LLC (“JHTSL”) unilaterally terminated its Amended and Restated Program Agreement with RB&T on September 18, 2012. Within the TRS division of RPG, the Company generated 59%, 60% and 63% of its TRS gross revenue from its agreements with Jackson Hewitt Tax Service Inc. (“JH”) and JTH Tax Inc. d/b/a Liberty Tax Service (“Liberty”) during 2012, 2011 and 2010.

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

Acquisitions of Failed Banks – The Bank accounts for acquisitions of failed banks in accordance with the acquisition method as outlined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition date fair values (i.e. “day-one fair values”) based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day a bank believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of these day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, recast adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to goodwill or bargain purchase gain.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage Banking Activities – Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net gains and losses are recorded as a component of mortgage banking income. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Substantially all of the gain or loss on the sale of loans are reported in earnings when loans are locked.

Commitments to fund mortgage loans (“interest rate lock commitments”) to be sold into the secondary market and non-exchange traded mandatory forward sales contracts (“forward contracts”) for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the Bank enters into the derivative. Generally, the Bank enters into forward contracts for the future delivery of mortgage loans when interest rate lock commitments are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these mortgage derivatives are included in net gains on sales of loans, which is a component of Mortgage Banking income on the income statement.

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

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2012, management determined 10 of the 35 tranches within the MSR portfolio were impaired and booked impairment expense of $142,000 during 2012 ending the year with a total valuation allowance of $345,000.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. Loan servicing income totaled $2.2 million, $2.8 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010. Late fees and ancillary fees related to loan servicing are not material.

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

Interest income on mortgage and commercial loans is typically discontinued at the time the loan is 80 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In most cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 80 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All interest accrued but not received for all classes of loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, typically a minimum of six months of performance. Consumer and credit card loans, are not placed on non-accrual status, but are reviewed periodically and charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible.

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

Purchased Credit Impaired Loans (ASC Topic 310-30) – Management individually evaluates substantially all purchased credit impaired loans. This evaluation allows management to determine the estimated fair value of the purchased credit impaired loans and includes no carryover of any previously recorded allowance for loan losses by the failed banks. In determining the estimated fair value of purchased credit impaired loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received. To the extent that any purchased credit impaired loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased credit impaired loans that were individually reviewed in that purchased loan portfolio. For the two 2012 acquisitions, RB&T elected to account for purchased credit impaired loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

In determining the day-one fair values of purchased credit impaired loans, management calculates a non-accretable difference (the credit component) and an accretable difference (the yield component). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the day-one fair values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. Estimated prepayments are treated consistently for cash flows expected to be collected and projections of contractual cash flows such that the credit component is not affected. The accretable difference on purchased credit impaired loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the level yield method over the expected cash flow periods of the loans.

With regard to purchased credit impaired loans, management separately monitors this portfolio regularly, and on at least a quarterly basis, reviews the loans within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a purchased credit impaired loan’s performance deteriorates from management’s expectation established in conjunction with the determination of the day-one fair values, such loan would generally be considered impaired and could require loan loss provisions.

Purchased Loans (ASC Topic 310-20) – Purchased loans accounted for under ASC Topic 310-20 are accounted for as would any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the required allowance for loan losses once day-one fair values have been finalized.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

The specific component is made for loans individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that meet the following classifications are considered impaired:

●
All loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, internally classified as “Substandard,” “Doubtful” or “Loss;”

●	All loans, excluding ASC Topic 310-30 purchased credit impaired loans, on non-accrual status;
●
All retail and commercial troubled debt restructurings (“TDRs”), including ASC Topic 310-30 purchased credit impaired loans. TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

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

The general component of the allowance for loan losses covers loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless classified as TDRs.

For “Pass” rated or nonrated loans, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan class. Management evaluates the following historical loss rate scenarios:

●	Rolling four quarter
●	Rolling eight quarter average
●	Rolling twelve quarter average
●	Rolling sixteen quarter average
●	Current year to date historical loss factor (average)
●	Prior annual three year historical loss factors
●	Peer group data

Currently, management has assigned a greater emphasis to the higher of the rolling eight quarter and rolling twelve quarter averages when determining its historical loss factors for its “Pass” rated and all nonrated loans.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Historical loss rates for non-performing loans, which are not individually evaluated for impairment, are analyzed using loss migration analysis by loan class of prior year loss results.

Loan classes are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

●	Changes in nature, volume and seasoning of the loan portfolio;
●	Changes in experience, ability, and depth of lending management and other relevant staff;
●	Changes in the quality of the Bank’s loan review system;
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
●	Changes in the value of underlying collateral for collateral-dependent loans;
●
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;

●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the portfolio segment, such as updating collateral values on a test basis.

A “portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. A “class” of loans represents further disaggregation of a portfolio segment based on risk characteristics and the entity’s method for monitoring and assessing credit risk. In developing its allowance methodology, the Company has identified the following Traditional Banking portfolio segments:

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

Portfolio Segment 2 – Loans where the allowance methodology is driven by delinquency and non-accrual data (primarily retail mortgage or consumer related)

For this portfolio, the Bank analyzes risk classes based on delinquency and/or non-accrual status.

See Footnote 4 “Loans and Allowance for Loan Losses” in this section of the filing for additional discussion regarding the Company’s Allowance for Loan Losses.

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

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Premises and Equipment, Net – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets on the straight-line method. Estimated lives typically range from 25 to 39 years for buildings and improvements, three to ten years for furniture, fixtures and equipment and three to five years for leasehold improvements.

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

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which can range from two to ten years.

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

Derivatives – The Bank only utilizes derivative instruments as described in Footnote 6 “Mortgage Banking Activities” in this section of the filing.

Stock Based Compensation – For stock options and restricted stock awards issued to employees, compensation cost is recognized based on the fair value of these awards at the date of grant. The Company utilized a Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restrictions on Cash and Cash Equivalents – Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet includes $744,000 and $3 million of required reserve balances at December 31, 2012 and 2011. The Bank does not earn interest on cash balances at its branches and within its Automated Teller Machine (“ATM”) network. It does a earn a nominal interest rate for reserve balances maintained at the FRB.

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

Segment Information – Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in three lines of business – Traditional Banking, Mortgage Banking and RPG.

Reclassifications and recasts – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior years’ net income. Additionally, as discussed above and in Footnote 2 “Acquisitions of Failed Banks,” during the second, third and fourth quarters of 2012 the Bank posted adjustments to the TCB and FCB acquired assets in the determination of day-one fair values, which resulted in an overall adjustment to the bargain purchase gain.

2.           ACQUISITIONS OF FAILED BANKS

OVERVIEW

As Republic entered the 2012 calendar year, it implemented an acquisition strategy to selectively grow its franchise as a compliment to its internal growth strategies.

During 2012, RB&T acquired two failed institutions in FDIC-assisted transactions. RB&T acquired certain assets and assumed certain liabilities of Tennessee Commerce Bank (“TCB”) during the first quarter of 2012 and First Commercial Bank (“FCB”) during the third quarter of 2012. The Company did not raise capital to complete either of these acquisitions.

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

Tennessee Commerce Bank

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

First Commercial Bank

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

2.           ACQUISITIONS OF FAILED BANKS (continued)

ACQUISITION SUMMARIES

A summary of the assets acquired and liabilities assumed in the 2012 acquisitions of failed banks, including recast adjustments, follows:

Tennessee Commerce Bank	January 27, 2012

	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
Assets acquired:

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

Liabilities assumed:

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

Information obtained subsequent to January 27, 2012 and through September 30, 2012 was considered in forming TCB estimates of cash flows and collateral values as of the January 27, 2012 acquisition date, i.e. TCB’s day-one fair values. Day-one fair values for TCB were considered final as of September 30, 2012, which is the date the Bank believed it had all the information necessary to determine TCB’s day-one fair values.

2.           ACQUISITIONS OF FAILED BANKS (continued)

Information obtained subsequent to September 7, 2012 and through the date of this filing was considered in forming FCB estimates of cash flows and collateral values as of the September 7, 2012 acquisition date, i.e. FCB’s day-one fair values. Due to the compressed due diligence period for this FDIC assisted acquisition, FCB’s day-one fair values for loans and OREO are not considered final and therefore still subject to recast adjustments no later than September 7, 2013.

First Commercial Bank	September 7, 2012

	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
Assets acquired :

Cash and cash equivalents	$10,524	$-	$-	$10,524
Securities available for sale	12,002	-	-	12,002
Loans	171,744	(44,214)	423	127,953
Federal Home Loan Bank stock, at cost	407	-	-	407
Other assets and accrued interest receivable	829	(95)	-	734
Other real estate owned	19,360	(8,389)	289	11,260
Core deposit intangible	-	559	-	559
Discount	(79,412)	79,412	-	-
FDIC settlement receivable	64,326	-	-	64,326
Total assets acquired	$199,780	$27,273	$712	$227,765

Liabilities assumed:

Deposits
Non interest-bearing	$7,197	$-	$-	$7,197
Interest-bearing	189,057	(3)	-	189,054
Total deposits	196,254	(3)	-	196,251

Federal Home Loan Bank advances	3,002	63	-	3,065
Accrued income taxes payable	-	9,706	249	9,955
Other liabilities and accrued interest payable	524	101	-	625

Total liabilities assumed	$199,780	$9,867	$249	$209,896

Equity

Bargain purchase gain, net of taxes	-	17,406	463	17,869

Total liabilities assumed and equity	$199,780	$27,273	$712	$227,765

2.           ACQUISITIONS OF FAILED BANKS (continued)

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of the respective acquisition dates follows:

Tennessee Commerce Bank	January 27, 2012
		Second Quarter	Third Quarter
	As Previously	Recast	Recast	As
(in thousands)	Reported	Adjustments	Adjustments	Recasted

Assets acquired, at contractual amount	$221,126	$-	$-	$221,126
Liabilities assumed, at contractual amount	(948,701)	-	-	(948,701)
Net liabilities assumed per the P&A Agreement	(727,575)	-	-	(727,575)

Contractual discount	(56,970)	-	-	(56,970)
Net receivable from the FDIC	$(784,545)	$-	$-	$(784,545)

Fair value adjustments:
Loans	$(22,666)	$919	$(89)	$(21,836)
Discount for loans to be repurchased by the FDIC	(2,797)	-	-	(2,797)
Other real estate owned	(3,359)	(1,000)	(113)	(4,472)
Other assets and accrued interest receivable	(60)	-	-	(60)
Core deposit intangible	64	-	-	64
Deposits	(54)	-	-	(54)
All other	(199)	(15)	13	(201)
Total fair value adjustments	(29,071)	(96)	(189)	(29,356)

Discount	56,970	-	-	56,970
Bargain purchase gain, pre-tax	$27,899	$(96)	$(189)	$27,614

First Commercial Bank	September 7, 2012
		Fourth Quarter
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Assets acquired, at contractual amount	$214,866	$-	$214,866
Liabilities assumed, at contractual amount	(199,780)	-	(199,780)
Net liabilities assumed per the P&A Agreement	15,086	-	15,086

Contractual discount	(79,412)	-	(79,412)
Net receivable from the FDIC	$(64,326)	$-	$(64,326)

Fair value adjustments:
Loans	$(44,214)	$423	$(43,791)
Other real estate owned	(8,389)	289	(8,100)
Other assets and accrued interest receivable	(95)	-	(95)
Core deposit intangible	559	-	559
Deposits	3	-	3
Federal Home Loan Bank advances	(63)	-	(63)
All other	(101)	-	(101)
Total fair value adjustments	(52,300)	712	(51,588)

Discount	79,412	-	79,412
Bargain purchase gain, pre-tax	$27,112	$712	$27,824

2.           ACQUISITIONS OF FAILED BANKS (continued)

Tennessee Commerce Bank

During the first quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the acquisition. Subsequent to the first quarter of 2012, the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a net decrease to the bargain purchase gain of $285,000, as additional information relative to the day-one fair values became available.

On January 27, 2012, RB&T did not immediately acquire the TCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. During the third quarter of 2012, RB&T renegotiated a new lease with the landlord related to the sole banking facility and acquired all related data processing equipment and fixed assets totaling approximately $573,000.

First Commercial Bank

During the third quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.1 million as a result of the FCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition. During the fourth quarter of 2012, the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a net increase to the bargain purchase gain of $712,000, as additional relative information relative to the day-one fair values became available.

On September 7, 2012, RB&T did not immediately acquire the FCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. RB&T acquired all data processing equipment and fixed assets totaling approximately $328,000 during the fourth quarter of 2012.

FAIR VALUE METHODS ASSOCIATED WITH THE ACQUISITIONS OF FAILED BANKS

The following is a description of the methods used to determine the fair values of significant assets and liabilities at the respective acquisition dates as presented throughout:

Cash and Due from Banks and Interest-bearing Deposits in Banks – The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, was determined to be a reasonable estimate of fair value based on their short-term nature.

Investment Securities – Investment securities were acquired at fair value from the FDIC. The fair values provided by the FDIC were reviewed and considered reasonable based on RB&T’s understanding of the marketplace. FHLB stock was acquired at cost, as it is not practicable to determine its fair value given restrictions on its marketability.

With the TCB acquisition, RB&T acquired $43 million in securities at fair value. The majority of the securities acquired were subsequently sold or called during the first quarter of 2012 with RB&T realizing a net gain on the corresponding transactions of approximately $56,000. The Bank sold these securities because management determined that the acquired securities did not fit within the Bank’s traditional investment strategies.

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

2.           ACQUISITIONS OF FAILED BANKS (continued)

Certain loans that were deemed to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

With the TCB acquisition, RB&T purchased approximately $99 million in loans with a fair value of approximately $74 million. Subsequent to January 27, 2012, the FDIC repurchased approximately $20 million of TCB loans at a price of par less the original discount of $3 million that RB&T received when it purchased the loans. Loans repurchased by the FDIC were valued at the contractual amount reduced by the applicable discount.

With the FCB acquisition, RB&T purchased approximately $172 million in loans with a fair value of approximately $128 million.

The composition of acquired loans as of the respective acquisition dates follows:

Tennessee Commerce Bank	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$22,693	$(4,076)	$243	$18,860
Commercial real estate	18,646	(6,971)	1,988	13,663
Real estate construction	14,877	(2,681)	(1,972)	10,224
Commercial	13,224	(6,939)	496	6,781
Home equity	6,220	(606)	24	5,638
Consumer:
Credit cards	608	(22)	-	586
Overdrafts	672	(621)	-	51
Other consumer	2,172	(750)	51	1,473
Total loans	$79,112	$(22,666)	$830	$57,276

First Commercial Bank	September 7, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$48,409	$(9,634)	$(1,175)	$37,600
Commercial real estate	82,161	(12,330)	(2,126)	67,705
Real estate construction	14,918	(6,182)	191	8,927
Commercial	25,475	(16,060)	3,533	12,948
Home equity	404	(3)	-	401
Consumer:
Credit cards	-	-	-	-
Overdrafts	6	-	-	6
Other consumer	371	(5)	-	366
Total loans	$171,744	$(44,214)	$423	$127,953

2.           ACQUISITIONS OF FAILED BANKS (continued)

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30 at the respective acquisition dates:

Tennessee Commerce Bank	January 27, 2012
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$52,278	$-	$52,278
Non-accretable difference	(21,308)	903	(20,405)
Cash flows expected to be collected	30,970	903	31,873
Accretable yield	(425)	(73)	(498)
Fair value of loans	$30,545	$830	$31,375

First Commercial Bank	September 7, 2012
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$116,940	$-	$116,940
Non-accretable difference	(33,523)	508	(33,015)
Cash flows expected to be collected	83,417	508	83,925
Accretable yield	(2,827)	(85)	(2,912)
Fair value of loans	$80,590	$423	$81,013

The following table presents a rollforward of the accretable yield on the purchased loans within the scope of ASC Topic 310-30 for the year ended December 31, 2012:

	Tennessee	First
	Commerce	Commercial
(in thousands)	Bank	Bank	Total

Beginning balance, as recasted	$(498)	$(2,912)	$(3,410)
Transfers between non-accretable and accretable	-	-	-
Accreted/(Amortized) into interest income on loans,
including loan fees	179	136	315
Other changes	-	-	-
Ending balance	$(319)	$(2,776)	$(3,095)

Changes between the accretable and non-accretable components within the measurement period for TCB were deemed to be the result of facts and circumstances that existed the day of the acquisition and became known to RB&T after the fact. Thus, any adjustments between the two categories within the measurement period were deemed to be recast adjustments to the bargain purchase gain.

For the year ended December 31, 2012, RB&T did not “transfer” any amounts between non-accretable and accretable yield related to the FCB acquisition. Instead, any changes between the accretable and non-accretable components were deemed to be the result of facts and circumstances that existed the day of the acquisition and became known to RB&T after the fact. Thus any adjustments between the two categories since the date of acquisition were deemed to be recast adjustments to the bargain purchase gain.

2.           ACQUISITIONS OF FAILED BANKS (continued)

Core Deposit Intangible – In its assumption of the deposit liabilities for the 2012 acquisitions, RB&T believed that the customer relationships associated with these deposits had intangible value, although this value was anticipated to be modest given the nature of the deposit accounts and the anticipated rapid account run-off since acquired. RB&T recorded a core deposit intangible asset of $64,000 and $559,000 related to the TCB and FCB acquisitions. The fair value of these intangible assets were estimated based on a discounted cash flow methodology that gave appropriate consideration to type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits.

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

RB&T acquired $14 million in OREO related to the TCB acquisition, which was reduced by a $3 million fair value adjustment as of January 27, 2012. Subsequent to the first quarter, RB&T posted a net recast adjustment of $1 million to OREO to mark several properties to market based on appraisals received.

RB&T acquired $19 million in OREO related to the FCB acquisition, which was reduced by a $8 million fair value adjustment as of September 7, 2012. Subsequent to the third quarter, RB&T posted a net recast adjustment of $289,000 to OREO to mark several properties to market based on appraisals received.

FHLB Advances – RB&T acquired $3 million in FHLB advances related to the FCB acquisition. The advances were marked to market as of the acquisition date based on their early termination penalties as of that date. RB&T paid off the advances during the third quarter of 2012 at no additional loss beyond the fair value adjustment as of their date of acquisition.

Deposits – The fair values used for the demand and savings deposits that comprise the acquisition accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

RB&T assumed $947 million in deposits at estimated fair value in connection with the TCB acquisition. As permitted by the FDIC, within seven days of the acquisition date, RB&T had the option to disclose to TCB’s deposit customers that it was repricing the acquired deposit portfolios. In addition, depositors had the option to withdraw funds without penalty. RB&T chose to re-price all of the acquired TCB interest-bearing deposits, including transaction, time and brokered deposits with an effective date of January 28, 2012. This re-pricing triggered time and brokered deposit run-off consistent with management’s expectations. Through December 31, 2012, approximately 96% of the assumed TCB interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At December 31, 2012, RB&T had $42 million of deposits remaining from the TCB acquisition.

RB&T assumed $196 million in deposits at estimated fair value in connection with the FCB acquisition. RB&T chose to re-price all of the acquired FCB time deposits with an effective date of October 1, 2012. This re-pricing triggered certificate of deposit run-off consistent with management’s expectations. Through December 31, 2012, approximately 67% of the assumed interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At December 31, 2012, RB&T had $70 million of deposits remaining from the FCB acquisition.

2.           ACQUISITIONS OF FAILED BANKS (continued)

The composition of deposits assumed at fair value as of the respective 2012 acquisition dates follows:

Tennessee Commerce Bank	January 27, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$3,190	$-	$-	$3,190
Money market accounts	11,338	-	-	11,338
Savings	91,859	-	-	91,859
Individual retirement accounts*	15,486	-	-	15,486
Time deposits, $100,000 and over*	278,825	-	-	278,825
Other certificates of deposit*	108,003	14	-	108,017
Brokered certificates of deposit*	418,940	40	-	418,980

Total interest-bearing deposits	927,641	54	-	927,695
Total non interest-bearing deposits	19,754	-	-	19,754

Total deposits	$947,395	$54	$-	$947,449

First Commercial Bank	September 7, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$4,003	$-	$-	$4,003
Money market accounts	38,187	-	-	38,187
Savings	-	-	-	-
Individual retirement accounts*	16,780	-	-	16,780
Time deposits, $100,000 and over*	14,740	-	-	14,740
Other certificates of deposit*	62,033	-	-	62,033
Brokered certificates of deposit*	53,314	3	-	53,317

Total interest-bearing deposits	189,057	3	-	189,060
Total non interest-bearing deposits	7,197	-	-	7,197

Total deposits	$196,254	$3	$-	$196,257

* - denotes a time deposit

2.           ACQUISITIONS OF FAILED BANKS (continued)

RESULTS OF OPERATIONS

With regard to the 2012 acquisitions of failed banks, disclosure of supplemental pro forma financial information and prior period comparisons is deemed neither practical nor meaningful given the troubled nature of the institutions prior to RB&T’s acquisition. Results of operations for the TCB and FCB franchises included in the consolidated results for 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
(in thousands)	Bank	Bank	Banks
Interest income:

Loans, including fees	$3,741	$2,481	$6,222
Taxable investment securities	764	10	774
Total interest income	4,505	2,491	6,996

Interest expense:

Deposits	62	200	262
Total interest expense	62	200	262

Net interest income	4,443	2,291	6,734
Provision for loan losses	61	153	214
Net interest income after provision for loan losses	4,382	2,138	6,520

Non interest income:

Service charges on deposit accounts	70	29	99
Bargain purchase gain	27,614	27,824	55,438
Gain on sale of securities available for sale	56	-	56
Other	705	5	710
Total non interest income	28,445	27,858	56,303

Non interest income

Salaries and employee benefits	2,933	1,072	4,005
Occupancy and equipment, net	890	409	1,299
Communication and transportation	197	27	224
Marketing and development	13	3	16
FDIC insurance expense	66	27	93
Data processing	645	267	912
Supplies	29	42	71
Other real estate owned expense	405	413	818
Other	1,024	1,011	2,035
Total non interest expenses	6,202	3,271	9,473
Income before income tax expense	$26,625	$26,725	$53,350

Related to the TCB acquisition, RB&T incurred acquisition and integration costs of approximately $1.8 million through December 31, 2012. Included in the total integration costs was $724,000 for estimated short-term retention bonuses for certain former TCB employees and short-term incentive bonuses for existing RB&T employees related to the successful branch consolidation and core system conversion completed in July 2012. In addition, total integration costs included $642,000 for estimated professional and consulting fees, as well as $471,000 for a long-term incentive program for RB&T employees based upon a two-year profitability target for the overall TCB operation. On July 13, 2012, RB&T converted the TCB core operating platform into its own. Beginning in August, TCB achieved direct operating expenses more in-line with other banking center operating costs.

2.           ACQUISITIONS OF FAILED BANKS (continued)

Related to the FCB acquisition, RB&T accrued acquisition and integration costs of approximately $1.3 million through December 31, 2012. Included in the total integration costs was $380,000 for estimated short-term retention bonuses for certain former FCB employees and short-term incentive bonuses for existing RB&T employees related to a successful branch consolidation and core system conversion. In addition, total integration costs included $710,000 for estimated professional and consulting fees, as well as $199,000 for a long-term incentive program for RB&T employees based upon a two-year profitability target for the overall FCB operation.

3.           INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$38,931	$547	$(6)	$39,472
Private label mortgage backed security	5,684	3	-	5,687
Mortgage backed securities - residential	190,569	6,641	-	197,210
Collateralized mortgage obligations	194,427	1,580	(130)	195,877
Total securities available for sale	$429,611	$8,771	$(136)	$438,246

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$152,085	$814	$(225)	$152,674
Private label mortgage backed security	5,818	-	(1,276)	4,542
Mortgage backed securities - residential	287,013	6,343	(27)	293,329
Collateralized mortgage obligations	194,663	1,281	(541)	195,403
Total securities available for sale	$639,579	$8,438	$(2,069)	$645,948

Mortgage backed Securities

At December 31, 2012, with the exception of the $5.7 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At December 31, 2012 and 2011, there were gross unrealized/unrecognized losses of $130,000 and $568,000 related to available for sale and held to maturity mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

 3.          INVESTMENT SECURITIES (continued)

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,388	$27	$-	$4,415
Mortgage backed securities - residential	827	63	-	890
Collateralized mortgage obligations	40,795	316	-	41,111
Total securities to be held to maturity	$46,010	$406	$-	$46,416

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,233	$18	$(10)	$4,241
Mortgage backed securities - residential	1,376	101	-	1,477
Collateralized mortgage obligations	22,465	159	-	22,624
Total securities to be held to maturity	$28,074	$278	$(10)	$28,342

Sales of Securities Available for Sale

During 2012, the Bank recognized gross gains of $56,000 and gross losses of $0 in earnings for sales of securities available for sale. Gross gains were recognized as follows in 2012:

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

●	There were no sales of securities available for sale during the second, third and fourth quarters of 2012.

See additional discussion regarding securities acquired in connection with the TCB acquisition in this section of the filing under Footnote 2 “Acquisitions of Failed Banks.”

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

●	Also, during the third quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $2 million, resulting in a pre-tax gain of $112,000.
●	Finally, during the fourth quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $1.5 million, resulting in a pre-tax gain of $77,000.

During 2010, there were no sales of securities available for sale.

The tax provision related to the Bank’s realized gains totaled $20,000, $800,000 and $0 for 2012, 2011 and 2010.

3.         INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2012 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities to be
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
December 31, 2012 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$1,006	$1,007	$2,004	$2,011
Due from one year to five years	35,378	35,920	2,384	2,404
Due from five years to ten years	2,547	2,545	-	-
Due beyond ten years	-	-	-	-
Private label mortgage backed security	5,684	5,687	-	-
Mortgage backed securities - residential	190,569	197,210	827	890
Collateralized mortgage obligations	194,427	195,877	40,795	41,111
Total securities	$429,611	$438,246	$46,010	$46,416

At December 31, 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$3,588	$(6)	$-	$-	$3,588	$(6)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	20,508	(130)	-	-	20,508	(130)

Total	$24,096	$(136)	$-	$-	$24,096	$(136)

	Less than 12 months		12 months or more		Total
December 31, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$60,547	$(235)	$-	$-	$60,547	$(235)
Private label mortgage backed security	-	-	4,542	(1,276)	4,542	(1,276)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	136,775	(568)	-	-	136,775	(568)

Total	$197,322	$(803)	$4,542	$(1,276)	$201,864	$(2,079)

3.                      INVESTMENT SECURITIES (continued)

At December 31, 2012, the Bank’s security portfolio consisted of 153 securities, seven of which were in an unrealized loss position.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed securities. The Bank owns one private label mortgage backed security with a total carrying value of $5.7 million at December 31, 2012. This security is mostly backed by “Alternative A” first lien mortgage loans and is backed with an insurance “wrap” or guarantee with an average life currently estimated at four years. Due to current market conditions, this asset remains extremely illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 5 “Fair Value.”

3.         INVESTMENT SECURITIES (continued)

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Year ended December 31, (in thousands)	2012	2011	2010

Balance, beginning of year	$3,455	$9,757	$17,266
Reversal of interest reserve	-	(169)	-
Realized pass through of actual losses	(1,313)	(6,412)	(7,730)
Amounts related to credit loss for which an other-than-
temporary impairment was not previously recognized	-	279	221
Balance, end of year	$2,142	$3,455	$9,757

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $5.7 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2012	2011

Carrying amount	$327,425	$613,927
Fair value	334,560	620,922

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at period end follows:

December 31, (in thousands)	2012	2011

Residential real estate:
Owner occupied	$1,148,354	$985,735
Non owner occupied	74,539	99,161
Commercial real estate	698,611	639,966
Commercial real estate - purchased whole loans	33,531	32,741
Real estate construction	80,093	67,406
Commercial	130,768	119,117
Warehouse lines of credit	216,576	41,496
Home equity	241,853	280,235
Consumer:
Credit cards	8,716	8,580
Overdrafts	955	950
Other consumer	16,201	9,908

Total loans	2,650,197	2,285,295
Less: Allowance for loan losses	23,729	24,063

Total loans, net	$2,626,468	$2,261,232

Acquisitions of Failed Banks

The contractual amount of the loans purchased in the TCB transaction decreased from $79 million as of the acquisition date to $42 million as of December 31, 2012. The carrying value of the loans purchased in the TCB transaction was $57 million as of the acquisition date compared to $31 million as of December 31, 2012.

The contractual amount of the loans purchased in the FCB transaction decreased from $172 million as of the acquisition date to $139 million as of December 31, 2012. The carrying value of the loans purchased in the FCB transaction was $128 million as of the acquisition date compared to $108 million as of December 31, 2012.

The composition of TCB and FCB loans outstanding at December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Residential real estate	$12,270	$32,459	$44,729
Commercial real estate	8,015	61,758	69,773
Real estate construction	4,235	3,301	7,536
Commercial	1,284	9,405	10,689
Home equity	4,183	385	4,568
Consumer:			-
Credit cards	321	-	321
Overdrafts	1	11	12
Other consumer	655	333	988
Total gross loans	$30,964	$107,652	$138,616

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The table below reconciles the contractually required and carrying amounts of TCB and FCB loans acquired at December 31, 2012:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$41,677	$139,156	$180,833
Non-accretable difference	(10,394)	(28,870)	(39,264)
Accretable difference	(319)	(2,634)	(2,953)
Carrying value of loans	$30,964	$107,652	$138,616

Banking Center Divestiture

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. In addition to other items, Citizens acquired $13 million, or approximately one-half, of the outstanding loans of RB&T’s Bowling Green banking center.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

●
For new and renewed commercial, commercial real estate and real estate construction, the Bank’s Credit Administration Department (“CAD”) assigns the credit quality grade to the loan. Loan grades for new commercial, commercial real estate and real estate construction loans with an aggregate credit exposure of $2.0 million or greater are validated by the Senior Loan Committee (“SLC”).

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

●
Monthly, members of senior management along with managers of Commercial Lending, CAD, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all commercial and commercial real estate, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within its allowance for loan loss analysis.

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

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

Risk Grade 5 – Special Mention/Watch: Loans that possess some credit deficiency or potential weakness that deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention/Watch classification are that (1) it is indicative of an unwarranted level of risk and (2) credit weaknesses are considered potential and are not defined impairments to the primary source of repayment.

Purchased Credit Impaired Loans Group 1 (“PCI-1”): To the extent that purchased credit impaired loans, accounted for under ASC Topic 310-30 are performing in accordance with management’s performance expectations established in conjunction with the determination of the day-one fair values, such loans are not risk rated in the same categories as the Bank’s originated loans and are not considered in the determination of the required allowance for loan losses. These loans are classified in the “PCI-1” category within the Bank’s classified loans, which is the equivalent of a “Special Mention/Watch” classification for the Bank’s originated loans.

PCI-1 loans may include loans that qualify as TDRs, and therefore are considered impaired under the applicable TDR accounting standards. These TDRs within the PCI-1 category, however, will not be downgraded to Purchased Credit Impaired Group 2 Loans and will not require an additional provision for loan losses if their restructured cash flows are within management’s initial expectations when the loans were booked at fair value as of the date of acquisition. Any improvement in the expected performance of a PCI-1 loan would result in an adjustment to accretable yield, which would have a positive impact on interest income.

Purchased Credit Impaired Loans Group 2 (“PCI-2”): To the extent that purchased credit impaired loans, accounted for under ASC Topic 310-30 have deteriorated from management’s expectation established in conjunction with the determination of the day-one fair values, such loans will be considered impaired, and are considered in the determination of the required level of allowance for loan losses. These loans are classified in the “PCI-2” category within the Bank’s classified loans, which is the equivalent of a “Substandard” classification for the Bank’s originated loans.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Any decrease in the expected cash flows will generally result in a provision for loan losses. Any improvement in the expected performance of a PCI-2 loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

See additional discussion regarding purchased credit impaired loans in this section of the filing under Footnote 2 “Acquisitions of Failed Banks.”

Risk Grade 6 – Substandard: One or more of the following characteristics may be exhibited in loans classified as Substandard:

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

  Risk Grade 7 – Doubtful: One or more of the following characteristics may be present in loans classified as Doubtful:

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

Risk Grade 8 – Loss: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified “Loss” when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future. These loans will be either written off or a specific valuation allowance established.

For all real estate and consumer loans that do not meet the scope above, the Bank uses a grading system based on delinquency. Loans that are 80 days or more past due, on non-accrual, or are troubled debt restructurings are graded “Substandard.” Occasionally, a real estate loan below scope may be graded as “Special Mention/Watch” or “Substandard” if the loan is cross collateralized with a classified commercial or commercial real estate loan.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Related to purchased loans accounted for under ASC Topic 310-20, such loans would be accounted for as would any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the required allowance for loan and lease losses.

Related to purchased credit impaired loans accounted for under ASC Topic 310-30, management separately monitors this portfolio, and on at least a quarterly basis, reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

 4.          LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Based on the Bank’s most recent analysis performed, the risk category of loans by class of loans follows:

					Purchased	Purchased
					Credit	Credit
		Special			Impaired	Impaired	Total
December 31, 2012		Mention /		Doubtful /	Loans	Loans	Rated
(in thousands)	Pass	Watch	Substandard	Loss	Group 1	Group 2	Loans*

Residential real estate:
Owner occupied	$-	$25,116	$8,297	$-	$2,277	$136	$35,826
Non owner occupied	-	2,484	3,211	-	21,453	323	27,471
Commercial real estate	608,599	16,648	18,953	-	54,071	340	698,611
Commercial real estate -
Purchased whole loans	33,531	-	-	-	-	-	33,531
Real estate construction	73,434	894	2,919	-	2,846	-	80,093
Commercial	121,256	2,312	525	-	6,315	360	130,768
Warehouse lines of credit	216,576	-	-	-	-	-	216,576
Home equity	-	648	2,346	-	-	-	2,994
Consumer:
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	-	356	53	-	71	1	481

Total rated loans	$1,053,396	$48,458	$36,304	$-	$87,033	$1,160	$1,226,351

		Special			Total
December 31, 2011		Mention /		Doubtful /	Rated
(in thousands)	Pass	Watch	Substandard	Loss	Loans*

Residential real estate:
Owner occupied	$-	$1,180	$14,002	$-	$15,182
Non owner occupied	-	2,470	2,295	-	4,765
Commercial real estate	600,338	27,158	12,470	-	639,966
Commercial real estate -
Purchased whole loans	32,741	-	-	-	32,741
Real estate construction	54,963	2,353	10,090	-	67,406
Commercial	116,450	2,294	373	-	119,117
Warehouse lines of credit	41,496	-	-	-	41,496
Home equity	-	-	3,856	-	3,856
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	2	-	2

Total rated loans	$845,988	$35,455	$43,088	$-	$924,531

* - The above tables exclude all non classified residential real estate and consumer loans at the respective period ends. It also excludes all non classified small commercial and commercial real estate relationships totaling $100,000 or less. These loans are not rated since they are accruing interest and not past due 80 days or more.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for Loan Losses

Activity in the allowance for loan losses follows:

December 31, (in thousands)	2012	2011	2010

Allowance for loan losses at beginning year	$24,063	$23,079	$22,879

Charge offs - Traditional Banking	(9,888)	(7,309)	(12,505)
Charge offs - Refund Anticipation Loans	(11,097)	(15,484)	(14,584)
Total charge offs	(20,985)	(22,793)	(27,089)

Recoveries - Traditional Banking	1,387	1,887	1,134
Recoveries - Refund Anticipation Loans	4,221	3,924	6,441
Total recoveries	5,608	5,811	7,575

Net loan charge offs - Traditional Banking	(8,501)	(5,422)	(11,371)
Net loan charge offs - Refund Anticipation Loans	(6,876)	(11,560)	(8,143)
Net loan charge offs	(15,377)	(16,982)	(19,514)

Provision for loan losses - Traditional Banking	8,167	6,406	11,571
Provision for loan losses - Refund Anticipation Loans	6,876	11,560	8,143
Total provision for loan losses	15,043	17,966	19,714

Allowance for loan losses at end of year	$23,729	$24,063	$23,079

The Bank’s allowance calculation has historically included specific allowance allocations for qualitative factors such as:

●	Changes in nature, volume and seasoning of the loan portfolio;
●	Changes in experience, ability, and depth of lending management and other relevant staff;
●	Changes in the quality of the Bank’s loan review system;
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
●	Changes in the value of underlying collateral for collateral-dependent loans;
●
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;

●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors, as described above, which contributed to a nominal “unallocated” allowance for loan losses component that totaled $2.0 million as of December 31, 2011. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the current economic downturn, as compared to other parts of the U.S. With the Bank’s recent expansion into the metropolitan Nashville, Tennessee and metropolitan Minneapolis, Minnesota markets, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories.

In executing this methodology change, the Bank primarily focused on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2012 and 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Year Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104
Allocation of previously
unallocated allowance	1,117	146	47	-	-	-	-
Provision for loan losses	3,549	144	2,015	34	1,545	(294)	437
Loans charged off	(3,128)	(520)	(1,033)	-	(1,922)	(176)	-
Recoveries	256	137	90	-	104	25	-

Ending balance	$7,006	$1,049	$8,843	$34	$2,769	$580	$541

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$2,984	$-	$503	$135	$227	$1,965	$24,063
Allocation of previously
unallocated allowance	536	-	47	17	55	(1,965)	-
Provision for loan losses	988	6,876	(253)	92	(90)	-	15,043
Loans charged off	(2,252)	(11,097)	(123)	(468)	(266)	-	(20,985)
Recoveries	92	4,221	36	422	225	-	5,608

Ending balance	$2,348	$-	$210	$198	$151	$-	$23,729

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Year Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$3,775	$1,507	$7,214	$-	$2,612	$1,347	$-
Provision for loan losses	3,314	273	1,334	-	1,038	(350)	104
Loans charged off	(2,116)	(644)	(1,125)	-	(845)	(100)	-
Recoveries	239	6	301	-	237	128	-

Ending balance	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$3,581	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	523	11,560	220	182	(232)	-	17,966
Loans charged off	(1,279)	(15,484)	(241)	(678)	(281)	-	(22,793)
Recoveries	159	3,924	32	506	279	-	5,811

Ending balance	$2,984	$-	$503	$135	$227	$1,965	$24,063

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Subprime Lending

The Bank has certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination. These loans totaled approximately $66 million and $93 million at December 31, 2012 and 2011. Approximately $19 million and $22 million of the outstanding subprime loans at December 31 2012 and 2011 were originated for Community Reinvestment Act (“CRA”) purposes. Management does not consider these loans to possess significantly higher credit risk due to other stringent underwriting qualifications such as higher debt to income ratios and loan-to-value requirements.

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2012	2011	2010

Loans on non-accrual status(1)	$18,506	$23,306	$28,317
Loans past due 90 days or more and still on accrual	3,173	-	-

Total non-performing loans	21,679	23,306	28,317
Other real estate owned	26,203	10,956	11,969
Total non-performing assets	$47,882	$34,262	$40,286

Credit Quality Ratios - Total Company
Non-performing loans to total loans	0.82%	1.02%	1.30%
Non-performing assets to total loans (including OREO)	1.79%	1.49%	1.84%
Non-performing assets to total assets	1.41%	1.00%	1.11%

Credit Quality Ratios - Traditional Banking
Non-performing loans to total loans	0.82%	1.02%	1.30%
Non-performing assets to total loans (including OREO)	1.79%	1.49%	1.84%
Non-performing assets to total assets	1.41%	1.10%	1.32%
__________________________________
(1)      Loans on non-accrual status include impaired loans.

Non-performing loans and non-performing asset balances related to the 2012 acquisitions, and included in the table above at December 31, 2012, are presented below:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status	$-	$-	$-
Loans past due 90 days or more and still on accrual	801	2,372	3,173

Total non-performing loans	801	2,372	3,173
Other real estate owned	2,100	12,398	14,498
Total non-performing assets	$2,901	$14,770	$17,671

Credit Quality Ratios - Acquired Banks
Non-performing loans to total loans	2.29%
Non-performing assets to total loans (including OREO)	11.54%
Non-performing assets to total assets	8.73%

See additional discussion regarding the 2012 acquisitions of failed banks in this section of the filing under Footnote 2 “Acquisitions of Failed Banks.”

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans:

				Loans Past Due 90 Days or More
	Non-Accrual Loans			and Still Accruing Interest
December 31, (in thousands)	2012	2011	2010	2012	2011	2010

Residential real estate:
Owner occupied	$9,298	$12,183	$13,356	$730	$-	$-
Non owner occupied	1,376	1,565	1,880	-	-	-
Commercial real estate	3,756	3,032	6,265	712	-	-
Commercial real estate -
purchased whole loans	-	-	-	-	-	-
Real estate construction	1,777	2,521	3,682	531	-	-
Commercial	334	373	323	1,200	-	-
Warehouse lines of credit	-	-	-	-	-	-
Home equity	1,868	3,603	2,734	-	-	-
Consumer:
Credit cards	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-
Other consumer	97	29	77	-	-	-

Total	$18,506	$23,306	$28,317	$3,173	$-	$-

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future payments are reasonably assured. TDRs on non-accrual are reviewed for return to accrual status on an individual basis, with additional consideration given to the modification terms.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Delinquent Loans

The following tables present the aging of the recorded investment in past due loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$2,210	$1,978	$4,712	$8,900	$1,139,454	$1,148,354
Non owner occupied	907	1,128	864	2,899	71,640	74,539
Commercial real estate	103	486	2,051	2,640	695,971	698,611
Commercial real estate - purchased
whole loans	-	-	-	-	33,531	33,531
Real estate construction	-	194	1,930	2,124	77,969	80,093
Commercial	222	733	1,307	2,262	128,506	130,768
Warehouse lines of credit	-	-	-	-	216,576	216,576
Home equity	521	251	882	1,654	240,199	241,853
Consumer:
Credit cards	60	5	-	65	8,651	8,716
Overdrafts	167	1	-	168	787	955
Other consumer	102	28	2	132	16,069	16,201

Total	$4,292	$4,804	$11,748	$20,844	$2,629,353	$2,650,197
Delinquent loans to total loans	0.16%	0.18%	0.44%	0.79%

An aging of the recorded investment in past due loans related to the 2012 acquisitions and included in the table above at December 31, 2012, is presented below:

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate	$159	$1,430	$729	$2,318	$42,411	$44,729
Commercial real estate	-	165	698	863	68,910	69,773
Commercial real estate - purchased
whole loans	-	-	-	-	-	-
Real estate construction	-	194	531	725	6,811	7,536
Commercial	-	732	1,215	1,947	8,742	10,689
Warehouse lines of credit	-	-	-	-	-	-
Home equity	83	-	-	83	4,485	4,568
Consumer:
Credit cards	-	-	-	-	321	321
Overdrafts	-	-	-	-	12	12
Other consumer	4	27	-	31	957	988

Total	$246	$2,548	$3,173	$5,967	$132,649	$138,616
Delinquent loans to total loans	0.18%	1.84%	2.29%	4.30%

See additional discussion regarding the 2012 acquisitions of failed banks in this section of the filing under Footnote 2 “Acquisitions of Failed Banks.”

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2011	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$4,275	$1,850	$7,083	$13,208	$972,527	$985,735
Non owner occupied	51	71	969	1,091	98,070	99,161
Commercial real estate	2,094	-	3,032	5,126	634,840	639,966
Commercial real estate - purchased
whole loans	-	-	-	-	32,741	32,741
Real estate construction	-	-	541	541	66,865	67,406
Commercial	-	16	89	105	119,012	119,117
Warehouse lines of credit	-	-	-	-	41,496	41,496
Home equity	582	773	2,686	4,041	276,194	280,235
Consumer:
Credit cards	40	13	-	53	8,527	8,580
Overdrafts	129	-	-	129	821	950
Other consumer	60	79	-	139	9,769	9,908

Total loans	$7,231	$2,802	$14,400	$24,433	$2,260,862	$2,285,295
Delinquent loans to total loans	0.32%	0.12%	0.63%	1.07%

*- All loans, excluding purchased credit impaired loans, greater than 90 days past due or more as of December 31, 2012 and 2011 were on non-accrual status.

The Bank considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan (which was previously presented) and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2012 and 2011:

	Residential Real Estate			Consumer
	Owner	Non Owner	Home	Credit		Other
December 31, 2012 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Consumer

Performing	$1,138,326	$73,163	$239,985	$8,716	$955	$16,104
Non performing	10,028	1,376	1,868	-	-	97

Total	$1,148,354	$74,539	$241,853	$8,716	$955	$16,201

	Residential Real Estate			Consumer
	Owner	Non Owner	Home	Credit		Other
December 31, 2011 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Consumer

Performing	$973,552	$97,626	$276,632	$8,580	$950	$9,879
Non performing	12,183	1,565	3,603	-	-	29

Total	$985,735	$99,191	$280,235	$8,580	$950	$9,908

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Impaired Loans

The Bank defines impaired loans as follows:

●
All loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, internally classified as “Substandard,” “Doubtful” or “Loss;”

●	All loans, excluding ASC Topic 310-30 purchased credit impaired loans, on non-accrual status;
●
All retail and commercial troubled debt restructurings (“TDRs”), including ASC Topic 310-30 purchased credit impaired loans. TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

●
ASC Topic 310-30 purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and

●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” in this section of the filing for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2012	2011	2010

Loans with no allocated allowance for loan losses	$36,325	$32,171	$16,308
Loans with allocated allowance for loan losses	69,382	45,022	34,984

Total impaired loans	$105,707	$77,193	$51,292

Amount of the allowance for loan losses allocated	$8,531	$7,086	$4,620
Average of individually impaired loans during the year	93,487	59,711	50,135
Interest income recognized during impairment	2,682	1,464	1,635
Cash basis interest income recognized	-	-	52

Approximately $18 million in impaired loans were added during 2012 in connection with the 2012 acquisitions. Substantially all of these loans became classified as “impaired” through a modification of the original loan, which the Bank deemed to be a TDR. See additional discussion regarding the acquisitions under Footnote 2 “Acquisitions of Failed Banks.”

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2012 and 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment, excluding PCI loans	$3,033	$518	$2,906	$-	$1,157	$347	$-
Collectively evaluated for
impairment	3,972	527	5,924	34	1,612	232	541
Acquired with deteriorated
credit quality	1	4	13	-	-	1	-

Total ending allowance
for loan losses	$7,006	$1,049	$8,843	$34	$2,769	$580	$541

Loans:
Impaired loans individually
evaluated, excluding PCI loans	$42,340	$4,419	$30,544	$-	$4,000	$4,578	$-
Loans collectively evaluated for
impairment	1,103,601	48,344	613,656	33,531	73,247	119,515	216,576
Loans acquired with deteriorated
credit quality	2,413	21,776	54,411	-	2,846	6,675	-

Total ending loan balance	$1,148,354	$74,539	$698,611	$33,531	$80,093	$130,768	$216,576

(continued)		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment, excluding PCI loans	$496	$-	$-	$55	$8,512
Collectively evaluated for
impairment	1,852	210	198	96	15,198
Acquired with deteriorated
credit quality	-	-	-	-	19

Total ending allowance
for loan losses	$2,348	$210	$198	$151	$23,729

Loans:
Impaired loans individually
evaluated, excluding PCI loans	$3,420	$-	$-	$437	$89,738
Loans collectively evaluated for
impairment	238,433	8,716	955	15,692	2,472,266
Loans acquired with deteriorated
credit quality	-	-	-	72	88,193

Total ending loan balance	$241,853	$8,716	$955	$16,201	$2,650,197

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

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

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$982	$-	$-	$-	$-	$7,086
Collectively evaluated for
impairment	2,002	503	135	227	1,965	16,977

Total ending allowance
for loan losses	$2,984	$503	$135	$227	$1,965	$24,063

Loans:
Impaired loans individually
evaluated	$3,107	$-	$-	$-	$-	$77,193
Loans collectively evaluated for
impairment	277,128	8,580	950	9,908	-	2,208,102

Total ending loan balance	$280,235	$8,580	$950	$9,908	$-	$2,285,295

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

				Twelve Months Ended
				December 31, 2012
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2012 (in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,299	$13,107	$-	$23,397	$224
Non owner occupied	955	794	-	1,656	6
Commercial real estate	14,293	14,293	-	11,130	707
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	3,090	2,085	-	2,883	29
Commercial	4,206	4,114	-	2,653	99
Warehouse lines of credit	-	-	-	-	-
Home equity	1,753	1,546	-	858	23
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	386	386	-	219	8

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	31,709	31,458	3,034	12,558	258
Non owner occupied	3,695	3,625	522	2,543	100
Commercial real estate	26,710	26,300	2,919	27,094	909
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	3,416	3,183	1,157	4,318	106
Commercial	2,858	2,858	348	2,614	173
Warehouse lines of credit	-	-	-	-	-
Home equity	1,874	1,874	496	1,543	38
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	84	84	55	21	2
Total impaired loans	$108,328	$105,707	$8,531	$93,487	$2,682

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

				Twelve Months Ended
				December 31, 2011
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2011 (in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$21,033	$21,033	$-	$15,272	$296
Non owner occupied	757	329	-	312	-
Commercial real estate	5,468	5,468	-	3,735	84
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	2,824	2,625	-	1,589	72
Commercial	2,011	2,011	-	1,413	4
Warehouse lines of credit	-	-	-	-	-
Home equity	841	705	-	492	16
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	4,864	4,770	1,350	3,137	22
Non owner occupied	2,451	2,448	437	1,983	52
Commercial real estate	23,052	22,578	1,782	17,916	723
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	11,323	10,343	2,298	9,291	179
Commercial	2,481	2,481	237	3,137	16
Warehouse lines of credit	-	-	-	-	-
Home equity	2,402	2,402	982	1,434	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-
Total impaired loans	$79,507	$77,193	$7,086	$59,711	$1,464

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

All TDRs are considered “Impaired” loans, including loans acquired in acquisitions of failed banks and subsequently restructured. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of loan terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. The substantial majority of the Bank’s residential real estate TDRs involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2012 and 2011, $15 million and $6 million of TDRs were classified as non-performing loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2012 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,625	$38,776	$44,401
Commercial real estate	5,149	31,864	37,013
Real estate construction	1,595	3,127	4,722
Commercial	2,263	4,604	6,867

Total troubled debt restructurings	$14,632	$78,371	$93,003

Approximately $18 million in TDRs were added during 2012 in connection with the 2012 acquisitions. See additional discussion regarding the 2012 acquisitions under Footnote 2 “Acquisitions of Failed Banks.”

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2011 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$2,573	$24,557	$27,130
Commercial real estate	1,294	22,246	23,540
Real estate construction	2,521	9,598	12,119
Commercial	-	4,233	4,233

Total troubled debt restructurings	$6,388	$60,634	$67,022

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank considers a TDR to be performing to its modified terms if the loan is not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2012 and 2011 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$957	$624	$1,581
Rate reduction	26,366	1,733	28,099
Forbearance for 3-6 months	3,192	1,083	4,275
First modification extension	1,891	441	2,332
Subsequent modification extension	4,730	68	4,798
Bankruptcies	2,354	962	3,316
Total residential TDRs	39,490	4,911	44,401

Commercial related and construction loans:
Interest only payments for 6-24 months	7,002	342	7,344
Rate reduction	12,820	895	13,715
Forbearance for 3-6 months	743	-	743
First modification extension	9,440	446	9,886
Subsequent modification extension	15,513	1,401	16,914
Bankruptcies	-	-	-
Total commercial TDRs	45,518	3,084	48,602
Total troubled debt restructurings	$85,008	$7,995	$93,003

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2011 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$5,990	$373	$6,363
Rate reduction	13,037	2,690	15,727
Forbearance for 3-6 months	-	-	-
First modification extension	849	728	1,577
Subsequent modification extension	3,358	105	3,463
Total residential TDRs	23,234	3,896	27,130

Commercial related and construction loans:
Interest only payments for 6-24 months	9,643	1,752	11,395
Rate reduction	1,221	624	1,845
Forbearance for 3-6 months	160	855	1,015
First modification extension	15,526	541	16,067
Subsequent modification extension	9,535	35	9,570
Total commercial TDRs	36,085	3,807	39,892
Total troubled debt restructurings	$59,319	$7,703	$67,022

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

As of December 31, 2012 and 2011, 91% and 89% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $7 million and $5 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of December 31, 2012 and 2011. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at December 31, 2012.

A summary of the types of TDR loan modifications that occurred during the twelve months ended December 31, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$144	$624	$768
Rate reduction	14,609	243	14,852
Forbearance for 3-6 months	3,474	1,083	4,557
First modification extension	1,891	441	2,332
Subsequent modification extension	1,322	68	1,390
Bankruptcies	2,354	962	3,316
Total residential TDRs	23,794	3,421	27,215

Commercial related and construction loans:
Interest only payments for 6 - 12 months	4,190	342	4,532
Rate reduction	9,443	895	10,338
Forbearance for 3-6 months	590	-	590
First modification extension	9,202	194	9,396
Subsequent modification extension	13,024	1,027	14,051
Bankruptcies	-	-	-
Total commercial TDRs	36,449	2,458	38,907
Total troubled debt restructurings	$60,243	$5,879	$66,122

As of December 31, 2012, 91% of the Bank’s TDRs that occurred during 2012 were performing according to their modified terms. The Bank has provided $5 million in specific reserve allocations to customers whose loan terms were modified in TDRs during 2012. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no change between the pre and post modification loan balances at December 31, 2012 and 2011.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification:

	Number of	Recorded
(dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	31	$2,355
Non owner occupied	5	1,671
Commercial real estate	4	1,310
Commercial real estate -
purchased whole loans	-	-
Real estate construction	2	1,154
Commercial	-	-
Warehouse lines of credit	-	-
Home equity	-	-
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	-	-

Total	42	$6,490

Refund Anticipation Loans

The following table details RAL originations and RAL losses for the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, (in thousands)	2012	2011	2010

RAL Originations:

RALs originated and retained on balance sheet	$796,015	$1,038,862	$3,011,607

RAL Losses:

Losses for RALs retained, net	$6,876	$11,560	$8,143

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

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

As of December 31, 2012 and 2011, $10.5 million and $14.3 million of total RALs originated remained uncollected (outstanding past their expected funding date from the IRS), representing 1.31% and 1.38% of total gross RALs originated during the respective tax years. Substantially all of these RALs were charged off as of June 30, 2012 and 2011.

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

  For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 9 “Deposits”
●	Footnote 21 “Segment Information”

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

The Bank’s private label mortgage backed security remains extremely illiquid, and as such, the Bank classifies this security as a Level 3 security in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of this security.

See in this section of the filing under Footnote 3 “Investment Securities” for additional discussion regarding the Bank’s private label mortgage backed security.

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

5.           FAIR VALUE (continued)

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

Mortgage Servicing Rights: On a monthly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 3).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$39,472	$-	$39,472
Private label mortgage backed security	-	-	5,687	5,687
Mortgage backed securities - residential	-	197,210	-	197,210
Collateralized mortgage obligations	-	195,877	-	195,877
Total securities available for sale	$-	$432,559	$5,687	$438,246

Mandatory forward contracts	$-	$36,722	$-	$36,722

Rate lock loan commitments	-	27,399	-	27,399

Mortgage loans held for sale	-	10,614	-	10,614

5.           FAIR VALUE (continued)

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$152,674	$-	$152,674
Private label mortgage backed security	-	-	4,542	4,542
Mortgage backed securities - residential	-	293,329	-	293,329
Collateralized mortgage obligations	-	195,403	-	195,403
Total securities available for sale	$-	$641,406	$4,542	$645,948

Mandatory forward contracts	$-	$20,394	$-	$20,394

Rate lock loan commitments	-	15,639	-	15,639

Mortgage loans held for sale	-	4,392	-	4,392

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2012, 2011 and 2010:

Years Ended December 31, (in thousands)	2012	2011	2010

Balance, beginning of year	$4,542	$5,124	$5,901

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	-	(279)	(221)
Net change in unrealized gain/(loss)	2,458	6,671	8,470
Realized pass through of actual losses	(1,313)	(6,412)	(7,730)
Principal paydowns	-	(562)	(1,296)
Balance, end of year	$5,687	$4,542	$5,124

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

There were no transfers into or out of Level 3 assets during the years ended December 31, 2012, 2011 and 2010.

5.	FAIR VALUE (continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2012:

Fair
	Value	Valuation
	(in thousands)	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,687	Discounted cash flow	(1) Constant prepayment rate	1% - 6%

			(2) Probability of default	3.5% - 7%

			(2) Loss severity	60% - 70%

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

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$782	$782
Non owner occupied	-	-	1,788	1,788
Commercial real estate	-	-	15,618	15,618
Real estate construction	-	-	1,552	1,552
Commercial	-	-	182	182
Home equity	-	-	303	303
Total impaired loans *	$-	$-	$20,225	$20,225

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$1,195	$1,195
Non owner occupied	-	-	-	-
Commercial real estate	-	-	1,219	1,219
Real estate construction	-	-	5,161	5,161
Total other real estate owned	$-	$-	$7,575	$7,575

Mortgage servicing rights	$-	$-	$3,484	$3,484

5.           FAIR VALUE (continued)

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$1,930	$1,930
Non owner occupied	-	-	1,382	1,382
Commercial real estate	-	-	8,588	8,588
Real estate construction	-	-	7,813	7,813
Commercial	-	-	66	66
Home equity	-	-	1,562	1,562
Total impaired loans *	$-	$-	$21,341	$21,341

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$3,477	$3,477
Non owner occupied	-	-	417	417
Commercial real estate	-	-	1,418	1,418
Real estate construction	-	-	1,000	1,000
Total other real estate owned	$-	$-	$6,312	$6,312

Mortgage servicing rights	$-	$-	$3,412	$3,412

* - The impaired loan balances in the preceding two tables excludes TDRs. The difference between the carrying value and the fair value represents loss reserves recorded within the allowance for loan losses in accordance with ASC Topic 310-10-35 “Accounting by Creditors for Impairment of a Loan.”

5.           FAIR VALUE (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair			Range
	Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique	Inputs	Average)

Impaired loans - commercial real estate	$15,230	(1) Sales comparison approach	(1) Adjustments determined by	10% - 33%	(21%)
			Management for differences
			between the comparable sales

	$1,940	(2) Income approach	(2) Adjustments for differences	9% - 9%	(9%)
			between net operating income
			expectations

Impaired loans - residential real estate	$2,873	Sales comparison approach	Adjustments determined by	2% - 63%	(16%)
			Management for differences
			between the comparable sales

Impaired loans - commercial	$182	Sales comparison approach	Adjustments determined by	0% - 0%	(0%)
			Management for differences
			between the comparable sales

Other real estate owned - residential	$1,195	Sales comparison approach	Adjustments determined by	4% - 71%	(14%)
			Management for differences
			between the comparable sales
Other real estate owned - commercial
real estate	$1,219	Sales comparison approach	Adjustments determined by	1% - 33%	(16%)
			Management for differences
			between the comparable sales

Other real estate owned - real estate
construction	$663	(1) Sales comparison approach	Adjustments determined by	1% - 54%	(35%)
			Management for differences
			between the comparable sales

	$4,498	(2) Income approach	(2) Adjustments for differences	25% - 25%	(25%)
			between net operating income
			expectations

Mortgage servicing rights	$3,484	Third party valuation pricing	Prepayment speeds	112% - 550%	(370%)
			Default rate	1.50% - 1.50%	(1.50%)
			Discount rate	9% - 9%	(9%)

The following section details impairment charges recognized during the period:

The Bank recorded realized impairment losses related to its single Level 3 private label mortgage backed security as follows:

Years Ended December 31, (in thousands)	2012	2011	2010

Net impairment loss recognized in earnings	$-	$279	$221

5.           FAIR VALUE (continued)

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

The following section details impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

December 31, (in thousands)	2012	2011

Carrying amount of loans measured at fair value	$23,070	$25,849
Estimated selling costs considered in carrying amount	1,839	1,940
Valuation allowance	(4,684)	(6,448)
Total fair value	$20,225	$21,341

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s individual other real estate owned properties exceeded their carrying value at December 31, 2012 and 2011.

Details of other real estate owned carrying value and write downs follows:

December 31, (in thousands)	2012	2011	2010

Carrying value of other real estate owned	$26,203	$10,956	$11,969
Other real estate owned writedowns	1,719	917	1,127

MSRs are carried at lower of cost or fair value. Details of MSRs carried at fair value follows:

December 31, (in thousands)	2012	2011	2010

Outstanding balance	$3,829	$3,615	$-
Valuation allowance	(345)	(203)	-
Fair value	$3,484	$3,412	$-

Charge to mortgage banking income due to impairment of value	$142	$203	$-

5.           FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 and 2011 are as follows:

		Fair Value Measurements at
		December 31, 2012 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$137,691	$137,691	$-	$-	$137,691
Securities available for sale	438,246	-	432,559	5,687	438,246
Securities to be held to maturity	46,010	-	46,416	-	46,416
Mortgage loans held for sale	10,614	-	10,614	-	10,614
Loans, net	2,626,468	-	-	2,702,686	2,702,686
Federal Home Loan Bank stock	28,377	-	-	-	N/A
Accrued interest receivable	9,245	-	9,245	-	9,245

Liabilities:
Non interest-bearing deposits	479,046	-	479,046	-	479,046
Transaction deposits	1,193,339	-	1,193,339	-	1,193,339
Time deposits	310,543	-	314,972	-	314,972
Securities sold under agreements
to repurchase and other short-term
borrowings	250,884	-	250,884	-	250,884
Federal Home Loan Bank advances	542,600	-	576,158	-	576,158
Subordinated note	41,240	-	37,917	-	37,917
Accrued interest payable	1,403	-	1,403	-	1,403

	December 31, 2011
	Carrying	Fair
(in thousands)	Value	Value

Assets:
Cash and cash equivalents	$362,971	$362,971
Securities available for sale	645,948	645,948
Securities to be held to maturity	28,074	28,342
Mortgage loans held for sale	4,392	4,392
Loans, net	2,261,232	2,305,208
Federal Home Loan Bank stock	25,980	N/A
Accrued interest receivable	9,679	9,679

Liabilities:
Non interest-bearing deposits	408,483	408,483
Transaction deposits	1,019,809	1,019,809
Time deposits	305,686	308,049
Securities sold under agreements
to repurchase and other short-term
borrowings	230,231	230,231
Federal Home Loan Bank advances	934,630	960,671
Subordinated note	41,240	36,667
Accrued interest payable	1,724	1,724

5.           FAIR VALUE (continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

6.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2012	2011

Balance, beginning of year	$4,392	$15,228
Origination of mortgage loans held for sale	243,066	134,059
Proceeds from the sale of mortgage loans held for sale	(246,542)	(148,986)
Net gain on sale of mortgage loans held for sale	9,698	4,091

Balance, end of year	$10,614	$4,392

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others (primarily FHLMC) totaling $892 million and $1.0 billion at December 31, 2012 and 2011. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $12 million and $11 million at December 31, 2012 and 2011.

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

December 31, (in thousands)	2012	2011	2010

Net gain on sale of mortgage loans held for sale	$9,698	$4,091	$5,989
Change in mortgage servicing rights valuation allowance	(142)	(203)	-
Loan servicing income, net of amortization	(1,109)	11	(192)

Total Mortgage Banking income	$8,447	$3,899	$5,797

The following table presents the components of net loan servicing income:

December 31, (in thousands)	2012	2011	2010

Loan servicing income	$2,181	$2,828	$3,076
Amortization of MSRs	(3,290)	(2,817)	(3,268)

Net loan servicing income	$(1,109)	$11	$(192)

Activity for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2012	2011	2010

Balance, beginning of year	$6,087	$7,800	$8,430
Additions	2,122	1,307	2,638
Amortized to expense	(3,290)	(2,817)	(3,268)
Change in valuation allowance	(142)	(203)	-

Balance, end of year	$4,777	$6,087	$7,800

6.           MORTGAGE BANKING ACTIVITIES (continued)

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2012	2011	2010

Balance, beginning of year	$(203)	$-	$-
Additions	(247)	(203)	-
Reductions credited to operations	105	-	-
Direct write downs	-	-	-

Balance, end of year	$(345)	$(203)	$-

Other information relating to mortgage servicing rights follows:

December 31, (dollars in thousands)	2012	2011

Fair value of mortgage servicing rights portfolio	$5,446	$7,120
Prepayment speed range	112% - 550%	221% - 550%
Discount rate	9%	9%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	3.89	4.09

Estimated future amortization expense of the MSR portfolio (net of the impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2013	$1,218
2014	1,172
2015	1,063
2016	565
2017	442
2018	191
2019	126

Total	$4,777

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

6.           MORTGAGE BANKING ACTIVITIES (continued)

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of December 31, 2012 and 2011:

December 31, (in thousands)	2012	2011

Mandatory forward contracts:
Notional amount	$36,675	$20,490
Change in fair value of mandatory forward contracts	47	(96)

Rate lock loan commitments:
Notional amount	$27,468	$15,623
Change in fair value of rate lock loan commitments	(69)	16

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

7.           PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2012	2011

Land	$3,355	$3,355
Buildings and improvements	27,680	27,574
Furniture, fixtures and equipment	37,466	35,350
Leasehold improvements	12,118	12,030
Construction in progress	106	742

Total premises and equipment	80,725	79,051
Less: Accumulated depreciation and amortization	47,528	44,370

Premises and equipment, net	$33,197	$34,681

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. This transaction was closed on September 30, 2011. As part of the transaction, Citizens acquired all of the fixed assets of the Bowling Green banking center, or approximately $1.1 million.

Depreciation expense related to premises and equipment follows:

December 31, (in thousands)	2012	2011	2011

Depreciation expense	$5,372	$5,738	$5,877

8.           GOODWILL AND INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

December 31, (in thousands)	2012	2011

Beginning of year	$10,168	$10,168
Acquired goodwill	-	-
Impairment	-	-

End of year	$10,168	$10,168

The Bank did not record goodwill associated with its 2012 acquisitions of failed banks. The goodwill balance relates entirely to the Traditional Banking segment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At September 30, 2012, the Company’s traditional bank reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the carrying value of the reporting unit did not exceed its fair value. Therefore, the Company did not complete the two-step impairment test as of September 30, 2012.

The Bank recorded $623,000 in core deposit intangibles associated with its 2012 acquisitions. The FCB core deposit intangible was initially recorded at a value of $559,000 and is being amortized over an estimated 24 month runoff period for the related deposits, ending the year with $489,000 of unamortized core deposit intangible related to FCB. Based on the nature of the TCB deposits acquired, the Bank accelerated the depreciation of the $64,000 TCB core deposit intangible during 2012, ending the year with no core deposit intangible remaining for TCB.

Detail of core deposit intangibles, which are included in other assets in the Company’s consolidated balance sheets, follows:

	2012		2011

Years ended December 31, (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$1,160	$650	$601	$543

Aggregate core deposit intangible amortization expense follows:

December 31, (in thousands)	2012	2011	2010

Aggregate core deposit intangible amortization expense	$171	$59	$79

Estimated future core deposit amortization expense is as follows:

Year	(in thousands)

2013	$224
2014	149
2015	115
2016	22
2017	-
Total	$510

9.           DEPOSITS

Ending deposit balances at December 31, 2012 and 2011 were as follows:

December 31, (in thousands)	2012	2011

Demand (NOW and SuperNOW)	$580,900	$523,708
Money market accounts	514,698	433,508
Brokered money market accounts	35,596	18,121
Savings	62,145	44,472
Individual retirement accounts*	32,491	31,201
Time deposits, $100,000 and over*	80,906	82,970
Other certificates of deposit*	100,036	103,230
Brokered certificates of deposit*(1)	97,110	88,285

Total interest-bearing deposits	1,503,882	1,325,495
Total non interest-bearing deposits	479,046	408,483

Total deposits	$1,982,928	$1,733,978

(*) - Represents a time deposit.
(1) – Includes brokered deposits less than, equal to and greater than $100,000

The composition of deposits related to the acquisitions of failed banks outstanding at December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Demand	$10,024	$5,871	$15,895
Money market accounts	1,510	25,762	27,272
Savings	217	-	217
Individual retirement accounts*	1,166	3,269	4,435
Time deposits, $100,000 and over*	10,822	3,267	14,089
Other certificates of deposit*	7,196	12,574	19,770
Brokered certificates of deposit*(1)	6,729	12,247	18,976

Total interest-bearing deposits	37,664	62,990	100,654
Total non interest-bearing deposits	4,240	6,812	11,052

Total deposits	$41,904	$69,802	$111,706

(*) - Represents a time deposit.
(1) – Includes brokered deposits less than, equal to and greater than $100,000

See additional discussion regarding 2012 acquisitions in this section of the filing under Footnote 2 “Acquisitions of Failed Banks.”

Total Company deposits increased $249 million, or 14%, from December 31, 2011 to $2.0 billion at December 31, 2012. Total Company interest-bearing deposits increased $178 million, or 13% and total Company non interest-bearing deposits increased $71 million, or 17%. Deposits related to the 2012 acquisitions of failed banks totaled $112 million at December 31, 2012. The TCB deposits consisted of $38 million in interest-bearing deposits and $4 million in non interest-bearing deposits, while the FCB deposits consisted of $63 million in interest-bearing deposits and $7 million in non interest-bearing deposits.

Excluding non interest-bearing deposits associated with the 2012 acquisitions of failed banks, non interest-bearing deposits increased $60 million, or 15%, during 2012. Within the Traditional Banking segment, the Bank experienced growth of approximately $42 million in its Analysis Checking and Money Manager Free Checking accounts, which are the Bank’s key products offered to small and medium sized businesses.

9.           DEPOSITS (continued)

During most of 2012, non interest-bearing accounts, in general, remained an attractive product offering to clients due to the unlimited FDIC insurance feature. This unlimited guaranty by the FDIC expired on December 31, 2012. Management believes that the expiration of the unlimited FDIC insurance guaranty could have a negative impact on the Bank’s non interest-bearing deposit balances, however, at this time, management cannot precisely predict how large an impact it may be.

Excluding interest-bearing deposits associated with the 2012 acquisitions of failed banks, interest-bearing deposits increased $78 million, or 6%, during 2012. Lower costing interest bearing demand deposits, savings accounts, and money market accounts reflected a combined increase of $113 million. This increase was offset by a decrease of $35 million in higher costing certificates of deposit and individual retirement accounts.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. This transaction closed on September 30, 2011. In addition to other items, Citizens assumed all deposits of its Bowling Green banking center, or approximately $33 million. The Bank recognized a pre-tax net gain on sale for the entire transaction of $2.9 million.

Time deposits of $100,000 or more, including brokered certificates of deposit, are presented in the table below:

December 31, (in thousands)	2012	2011

Time deposits of $100,000 or more	$158,516	$171,255

At December 31, 2012, the scheduled maturities of all time deposits, including brokered certificates of deposit were as follows:

Year	(in thousands)

2013	$189,241
2014	55,798
2015	39,513
2016	17,100
2017	6,780
Thereafter	2,111

Total	$310,543

During the first quarter of 2012, RB&T obtained $252 million in brokered certificates of deposit to partially fund the first quarter 2012 RAL program. These brokered certificates of deposit had a weighted average life of 44 days with a weighted average interest rate of 0.39%.

  For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 21 “Segment Information”

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

December 31, (dollars in thousands)	2012	2011	2010

Outstanding balance at end of year	$250,884	$230,231	$319,246
Weighted average interest rate at year end	0.06%	0.17%	0.31%
Average outstanding balance during the year	$237,414	$278,861	$330,154
Average interest rate during the year	0.16%	0.23%	0.31%
Maximum outstanding at any month end	$272,057	$297,571	$329,383

At December 31, 2012, all securities sold under agreements to repurchase had overnight maturities.

11.           FHLB ADVANCES

At December 31, 2012 and 2011, FHLB advances were as follows:

December 31, (in thousands)	2012	2011

Overnight FHLB advances	$-	$145,000

Fixed interest rate advances with a weighted average
interest rate of .10% due through March 2012	-	300,000

Fixed interest rate advances with a weighted average
interest rate of 2.24% due through 2019	442,600	369,630

Putable fixed interest rate advances with a weighted average
interest rate of 4.39% due through 2017(1)	100,000	120,000

Total FHLB advances	$542,600	$934,630

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2012, Republic had available collateral to borrow an additional $472 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

As discussed under Footnote 2 “Acquisition of Failed Banks,” RB&T assumed $3 million in FHLB advances in connection with the FCB acquisition. During the third quarter of 2012, RB&T prepaid these advances and incurred an early termination penalty of $63,000, which was equivalent to the fair value adjustment recorded in connection with the initial day-one bargain purchase gain.

11.         FHLB ADVANCES (continued)

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

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2013	$35,000
2014	178,000
2015	25,000
2016	72,000
2017	125,000
Thereafter	107,600

Total	$542,600

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2012	2011

First lien, single family residential real estate	$1,053,946	$961,841
Home equity lines of credit	116,043	142,233
Multi-family commercial real estate	7,017	14,697

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

13.           INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2012	2011	2010

Current expense:
Federal	$51,888	$50,326	$27,702
State	1,565	996	642

Deferred expense:
Federal	10,798	(1,287)	5,167
State	355	13	169

Total	$64,606	$50,048	$33,680

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2012	2011	2010

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
State taxes, net of federal benefit	0.68%	0.46%	0.54%
General business tax credits	-0.34%	-0.69%	-1.09%
Other, net	-0.22%	-0.06%	-0.23%

Effective tax rate	35.12%	34.71%	34.22%

Year-end deferred tax assets and liabilities were due to the following:

Years Ended December 31, (in thousands)	2012	2011

Deferred tax assets:
Allowance for loan losses	$7,970	$7,787
Accrued expenses	5,128	3,950
Net operating loss carryforward (1)	1,349	843
Depreciation	334	-
Other-than-temporary impairment	884	805
Total deferred tax assets	15,665	13,385

Deferred tax liabilities:
Unrealized investment securities gains	(3,022)	(2,229)
Federal Home Loan Bank dividends	(4,362)	(4,216)
Depreciation	-	(159)
Deferred loan fees	(706)	(467)
Mortgage servicing rights	(1,877)	(2,228)
Bargain purchase gain	(14,454)	-
Other	(241)	(1,689)
Total deferred tax liabilities	(24,662)	(10,988)

Less: Valuation allowance	(1,592)	(1,040)

Net deferred tax asset	$(10,589)	$1,357

(1) The Company has a Kentucky net operating loss carry forward of $19 million which began to expire in 2012 and a Florida net operating loss carryforward of $3 million which begins to expire in 2030. The Company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky or Florida to utilize these carryforwards prior to expiration.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (in thousands)	2012	2011

Balance, beginning of year	$506	$473
Additions based on tax related to the current year	146	148
Additions for tax positions of prior years	-	50
Reductions for tax positions of prior years	-	(56)
Reductions due to the statute of limitations	(57)	(109)
Settlements	-	-

Balance, end of year	$595	$506

Of the 2012 total, $386,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement was an expense of $28,000 and a benefit of $28,000 for the years ended December 31, 2012 and 2011. The Company had accrued approximately $166,000 and $138,000 for the payment of interest and penalties at December 31, 2012 and 2011.

December 31, (in thousands)	2012	2011

Interest and penalties recorded in the income statement	$28	$(28)
Interest and penalties accrued	166	138

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2008.

14.           EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. See Footnote 15, “Stockholders’ Equity and Regulatory Capital Matters” of this section of the filing.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2012	2011	2010

Net income	$119,339	$94,149	$64,753

Weighted average shares outstanding	20,959	20,945	20,877
Effect of dilutive securities	69	48	83
Average shares outstanding including
dilutive securities	21,028	20,993	20,960

Basic earnings per share:
Class A Common Stock	$5.71	$4.50	$3.11
Class B Common Stock	$5.55	$4.45	$3.06

Diluted earnings per share:
Class A Common Stock	$5.69	$4.49	$3.10
Class B Common Stock	$5.53	$4.44	$3.04

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2012	2011	2010

Antidilutive stock options	122,450	585,720	623,140
Average antidilutive stock options	120,353	585,147	621,699

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2012, RB&T could, without prior approval, declare dividends of approximately $117 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2012 and 2011, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to RB, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing-related loans and investments and other specified areas for nine out of the twelve calendar months each year. If this test is not met for at least nine out of twelve months, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. RB met the requirements of the QTL test for 2012.

15.           STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012

Total capital to risk weighted assets
Republic Bancorp, Inc.	$581,189	25.28%	$183,939	8%	N/A	N/A
Republic Bank & Trust Co.	451,898	20.37	177,448	8	$221,811	10%
Republic Bank	14,494	18.02	6,434	8	8,043	10

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	558,982	24.31	91,969	4	N/A	N/A
Republic Bank & Trust Co.	407,261	18.36	88,724	4	133,086	6
Republic Bank	13,474	16.75	3,217	4	4,826	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	558,982	16.36	136,646	4	N/A	N/A
Republic Bank & Trust Co.	407,261	12.18	133,696	4	167,120	5
Republic Bank	13,474	13.43	4,013	4	5,016	5

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011

Total capital to risk weighted assets
Republic Bancorp, Inc.	$501,188	24.74%	$162,072	8%	N/A	N/A
Republic Bank & Trust Co.	447,143	22.97	155,702	8	$194,627	10%
Republic Bank	16,441	20.34	6,466	8	8,082	10

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	478,003	23.59	81,036	4	N/A	N/A
Republic Bank & Trust Co.	401,529	20.63	77,851	4	116,776	6
Republic Bank	15,420	19.08	3,233	4	4,849	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	478,003	14.77	129,852	4	N/A	N/A
Republic Bank & Trust Co.	401,529	12.78	125,652	4	157,065	5
Republic Bank	15,420	14.44	4,680	4	5,850	5

16.           STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2012, the Company had a stock option plan, which also allows for the issuance of restricted stock awards, and a director deferred compensation plan. The stock option plan, which allows for the issuance of restricted stock awards, is part of the 2005 Stock Incentive Plan (“2005 Plan”).

Stock Options

The Company recorded expense related to stock options as follows:

December 31, (in thousands)	2012	2011	2010

Stock option expense	$792	$277	$567

The stock options are incentive stock options with no disqualifying dispositions; therefore, no tax benefit was recognized related to the expense. No stock options were modified during the years ended December 31, 2012, 2011 and 2010.

The 2005 Plan permits the grant of stock options and restricted stock awards for up to 3,307,500 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date the options become exercisable. There were no Class B stock options outstanding during each of the periods presented. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. All shares issued under the above mentioned plans came from authorized and unissued shares. Currently, the Company has a sufficient number of shares to satisfy expected share option exercises.

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

	2012	2011	2010

Risk-free interest rate	1.04%	2.29%	2.66%
Expected dividend yield	2.79%	2.59%	2.65%
Expected stock price volatility	33.35%	30.88%	30.40%
Expected life of options (in years)	6	6	6
Estimated fair value per share	$5.62	$5.56	$5.20

A summary of stock option activity for 2012 follows:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	592,276	$21.38
Granted	3,000	23.65
Exercised	(11,470)	20.78
Forfeited or expired	(123,606)	23.44
Outstanding, end of year	460,200	$20.86	2.06	$458,853

Fully vested and expected to vest	460,200	$20.86	2.06	$458,853
Exercisable (vested) at end of year	115,200	$23.65	0.89	$1,523

16.           STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2012	2011	2010

Intrinsic value of options exercised	$56	$315	$1,455
Cash received from options exercised, net of shares redeemed	147	438	1,884
Weighted average fair value of options granted	17	28	42

Loan balances of non-executive officer employees that were originated to fund stock option exercises were as follows:

Years Ended December 31, (in thousands)	2012	2011

Outstanding loans	$466	$893

Restricted Stock Awards

Restricted stock awards generally become fully vested at the end of five to six years of continued employment. Information related to restricted stock awards granted follows:

December 31, (in thousands except per share data)	2012

Shares granted	82
Weighted-average grant date fair value	$19.85
Restricted stock award expense	$50

The following table summarizes the activity for non-vested restricted stock awards for the year ended December 31 2012.

Shares
Outstanding, beginning of year	-
Granted	82,000
Forfeited or expired	-
Earned and issued	-
Outstanding, end of year	82,000

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally five to six years

Unrecognized stock option and restricted stock award expense related to unvested options and awards (net of estimated forfeitures) are estimated as follows:

Year	Awards	Options	Total

2013	$298	$243	$541
2014	298	113	411
2015	298	14	312
2016	298	7	305
2017	271	3	274
2018	114	-	114

Total	$1,577	$380	$1,957

16.   STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Director Deferred Compensation

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2012		2011		2010

Years ended December 31,	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	43,990	$20.19	37,842	$20.30	32,004	$20.19
Awarded	9,871	22.02	8,658	19.77	7,298	21.05
Released	(3,447)	18.93	(2,510)	20.42	(1,460)	21.73
Balance, end of period	50,414	$20.19	43,990	$20.19	37,842	$20.30

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2012	2011	2010

Director deferred compensation expense	$227	$171	$151

17.   BENEFIT PLANS

401 (k) PLAN

Republic maintains a 401(k) plan for eligible employees who have been employed for at least 30-days and have reached the age of 21. During 2011, participants in the plan had the option to contribute from 1% to 75% of their annual eligible compensation up to the maximum allowed by the IRS. Effective January 1, 2012, participants in the plan had the option to contribute from 1% to 75% of their annual eligible compensation up to the maximum allowed by the IRS. The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic also contributes bonus contributions in addition to the aforementioned matching contributions if the Company achieves certain operating goals. Normal and bonus contributions for each of the periods ended were as follows:

Years Ended December 31, ($ in thousands)	2012	2011	2010

Employer matching contributions	$1,398	$1,388	$1,297
Discretionary employer bonus matching contributions	$446	$420	$406

EMPLOYEE STOCK OWNERSHIP PLAN

Republic terminated its Employee Stock Ownership Plan (“ESOP”) effective December 31, 2012. Employees were given the option to rollover cash or Company stock to the Company’s 401(k) plan or take a distribution in cash or Company stock. All ESOP shares were previously allocated through December 31, 2008 and effective July 1, 2007; the Company ceased accepting new participants into the ESOP plan. The table below presents information regarding the ESOP plan for each period end presented:

Years Ended December 31, ($ in thousands)	2012	2011	2010

Shares allocated to participants in the plan	255,374	274,742	296,533
Fair value of shares	$5,396	$6,292	$7,043

DEATH BENEFIT

The Company maintained a death benefit for the former deceased Chairman of the Company, Bernard M. Trager, equal to three times the average annual compensation paid to Mr. Trager for the two years preceding his death. Upon Mr. Trager’s death on February 10, 2012, the Company began making a payout under this agreement, which was fully accrued for in prior years, of approximately $2 million.

18.  TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and President are partners. Rent expense under these leases was as follows:

Years Ended December 31, ($ in thousands)	2012	2011	2010

Rent expense under leases from certain related parties	$3,254	$3,158	$3,136

Total minimum lease commitments under non-cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2013	$3,262	$3,766	$7,028
2014	3,171	3,193	6,364
2015	2,910	1,355	4,265
2016	2,486	1,223	3,709
2017	1,670	1,068	2,738
Thereafter	1,045	6,536	7,581

Total	$14,544	$17,141	$31,685

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to the Bank. Fees paid to the Bank totaled $14,000, $14,000 and $13,000 for years ended December 31, 2012, 2011 and 2010.

A director of Republic Bancorp, Inc. is “of counsel” to a local law firm. Fees paid by the Bank to this firm totaled $181,000, $293,000 and $193,000 in 2012, 2011 and 2010.

A director of RB&T as of December 31, 2012 is an executive manager of a public relations firm. Fees paid by the Bank to this firm totaled $52,000, $116,000 and $173,000 in 2012, 2011 and 2010.

A director of RB&T as of December 31, 2012 is an executive of two consulting firms. Fees paid by the Bank to these firms totaled $173,000, $12,000 and $17,000 in 2012, 2011 and 2010.

Loans made to executive officers and directors of Republic and their related interests during 2012 were as follows:

(in thousands)

Beginning balance	$29,507
Effect of changes in composition of related parties	1,769
New loans	13,364
Repayments	(23,687)

Ending balance	$20,953

Deposits from executive officers, directors, and their affiliates totaled $40 million and $47 million at December 31, 2012 and 2011.

18.    TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES (continued)

By an agreement dated December 14, 1989, as amended August 8, 1994, RB&T entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 RB&T paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Ms. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $1.8 million as of December 31, 2012.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of the $690,000 of indebtedness to RB&T. The aggregate amount of such unreimbursed premiums constitutes indebtedness from the trust to RB&T and is secured by a collateral assignment of the policies. As of December 31, 2012, the net death benefit under the policies was approximately $3.5 million. Upon the termination of the agreement, whether by the death of Ms. Trager or earlier cancellation, RB&T is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

19.   OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The Bank also extends binding commitments to customers and prospective customers. Such commitments assure the borrower of financing for a specified period of time at a specified rate. The risk to the Bank under such loan commitments is limited by the terms of the contracts. For example, the Bank may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants. An approved but unfunded loan commitment represents a potential credit risk once the funds are advanced to the customer. Unfunded loan commitments also represent liquidity risk since the customer may demand immediate cash that would require funding and interest rate risk as market interest rates may rise above the rate committed. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding. Loan commitments generally have open-ended maturities and variable rates.

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

At December 31, 2012 and December 31, 2011 the Bank had letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2012	2011

Unused warehouse lines of credit	$113,924	$38,503
Unused home equity lines of credit	232,719	237,500
Unused loan commitments - other	163,523	179,729
Standby letters of credit	16,985	18,689
FHLB letters of credit	11,908	11,698
Total off balance sheet items	$539,059	$486,119

19.   OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES (continued)

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and that she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit is in turn waiting for the ruling of the U.S. Supreme Court in yet another case with the same standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

20.   PARENT COMPANY CONDENSED FINANCIAL INFORMATION

December 31, (in thousands)	2012	2011

Assets:

Cash and cash equivalents	$115,984	$41,124
Investment in subsidiaries	463,316	456,173
Other assets	2,737	820

Total assets	$582,037	$498,117

Liabilities and Stockholders' Equity:

Subordinated note	$41,240	$41,240
Other liabilities	4,095	4,510
Stockholders' equity	536,702	452,367

Total liabilities and stockholders' equity	$582,037	$498,117

20.   PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2012	2011	2010

Income and expenses:

Dividends from subsidiary	$115,476	$35,476	$15,825
Interest income	3	81	12
Other income	39	39	39
Less: Interest expense	2,522	2,515	2,515
Less: Other expenses	441	382	373

Income before income tax benefit	112,555	32,699	12,988
Income tax benefit	997	961	971

Income before equity in undistributed net income
of subsidiaries	113,552	33,660	13,959
Equity in undistributed net income of subsidiaries	5,787	60,489	50,794

Net income	$119,339	$94,149	$64,753

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2012	2011	2010

Operating activities:

Net income	$119,339	$94,149	$64,753
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,787)	(60,489)	(50,794)
Director deferred compensation - Parent Company	121	104	90
Change in other assets	(1,917)	1,127	1,267
Change in other liabilities	741	(187)	(19,546)

Net cash provided by operating activities	112,497	34,704	(4,230)

Financing activities:

Common Stock repurchases	(1,668)	(492)	(390)
Net proceeds from Common Stock options exercised	147	438	1,884
Cash dividends paid	(36,116)	(12,315)	(11,356)

Net cash used in financing activities	(37,637)	(12,369)	(9,862)

Net change in cash and cash equivalents	74,860	22,335	(14,092)

Cash and cash equivalents at beginning of year	41,124	18,789	32,881

Cash and cash equivalents at end of year	$115,984	$41,124	$18,789

21.   SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as branches and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar.

As of December 31, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment.

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products on-line.

For the projected near-term, as the prepaid card and consumer credit programs are being established, the operating results of these divisions are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS and RCS divisions will not be reported as separate business operating segments until such time, if any, that they become material to the Company’s overall results of operations.

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

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 8 “Deposits”

21.  SEGMENT INFORMATION (continued)

Segment information for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31, 2012
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net interest income	$114,831	$400	$45,424	$160,655
Provision for loan losses	8,167	-	6,876	15,043

Refund transfer fees	-	-	78,304	78,304
Mortgage banking income	-	8,447	-	8,447
Net gain on sales, calls and			-	-
impairment of securities	56	-		56
Bargain purchase gain	55,438	-	-	55,438
Other non interest income	22,574	39	220	22,833
Total non interest income	78,068	8,486	78,524	165,078

Total non interest expenses	100,380	3,842	22,523	126,745

Income before income tax expense	84,352	5,044	94,549	183,945
Income tax expense	29,178	1,765	33,663	64,606
Net income	$55,174	$3,279	$60,886	$119,339

Segment end of period total assets	$3,371,934	$15,752	$6,713	$3,394,399
Net interest margin	3.64%	NM	NM	4.82%

	Year Ended December 31, 2011
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net interest income	$105,346	$401	$59,113	$164,860
Provision for loan losses	6,406	-	11,560	17,966

Refund transfer fees	-	-	88,195	88,195
Mortgage banking income	-	3,899	-	3,899
Net gain on sales, calls and
impairment of securities	2,006	-	-	2,006
Bargain purchase gain	-	-	-	-
Other non interest income	25,089	78	357	25,524
Total non interest income	27,095	3,977	88,552	119,624

Total non interest expenses	87,389	3,849	31,083	122,321

Income before income tax expense	38,646	529	105,022	144,197
Income tax expense	12,183	185	37,680	50,048
Net income	$26,463	$344	$67,342	$94,149

Segment end of period total assets	$3,099,426	$10,880	$309,685	$3,419,991
Net interest margin	3.55%	NM	NM	5.09%

21.  SEGMENT INFORMATION (continued)

	Year Ended December 31, 2010
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net interest income	$105,685	$468	$50,659	$156,812
Provision for loan losses	11,571	-	8,143	19,714

Refund transfer fees	-	-	58,789	58,789
Mortgage banking income	-	5,797	-	5,797
Net loss on sales, calls and				-
impairment of securities	(221)	-	-	(221)
Bargain purchase gain	-	-	-	-
Other non interest income	22,899	73	321	23,293
Total non interest income	22,678	5,870	59,110	87,658

Total non interest expenses	90,968	2,559	32,796	126,323

Income before income tax expense	25,824	3,779	68,830	98,433
Income tax expense	7,929	1,161	24,590	33,680
Net income	$17,895	$2,618	$44,240	$64,753

Segment end of period total assets	$3,026,628	$23,359	$572,716	$3,622,703
Net interest margin	3.57%	NM	NM	4.65%

_______________________
NM – Not Meaningful

22.   SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2012 and 2011.

	Fourth	Third	Second	First
($ in thousands, except per share data )	Quarter	Quarter	Quarter	Quarter(3)

2012:

Interest income	$35,930	$34,128	$33,814	$79,587
Interest expense	5,379	5,556	5,502	6,367
Net interest income	30,551	28,572	28,312	73,220
Provision for loan losses	1,324	2,083	466	11,170
Net interest income after provision	29,227	26,489	27,846	62,050
Non interest income (1)	9,338	34,845	14,086	106,809
Non interest expenses (2)	28,379	29,762	27,451	41,153
Income before income tax expense	10,186	31,572	14,481	127,706
Income tax expense	3,565	10,904	4,903	45,234
Net income	6,621	20,668	9,578	82,472

Basic earnings per share:
Class A Common Stock	0.33	0.99	0.46	3.94
Class B Common Stock	0.21	0.97	0.44	3.92

Diluted earnings per share:
Class A Common Stock	0.33	0.98	0.46	3.92
Class B Common Stock	0.21	0.97	0.44	3.90

	Fourth	Third	Second	First
($ in thousands, except per share data )	Quarter	Quarter	Quarter	Quarter(3)

2011:

Interest income	$33,607	$34,426	$34,459	$92,623
Interest expense	6,710	7,263	7,630	8,652
Net interest income	26,897	27,163	26,829	83,971
Provision for loan losses	463	(140)	(439)	18,082
Net interest income after provision	26,434	27,303	27,268	65,889
Non interest income (1)	6,468	10,476	15,368	87,312
Non interest expenses (2)	24,539	26,438	28,526	42,818
Income before income tax expense	8,363	11,341	14,110	110,383
Income tax expense	2,159	3,471	5,447	38,971
Net income	6,204	7,870	8,663	71,412

Basic earnings per share:
Class A Common Stock	0.30	0.38	0.42	3.41
Class B Common Stock	0.28	0.36	0.40	3.40

Diluted earnings per share:
Class A Common Stock	0.30	0.38	0.41	3.40
Class B Common Stock	0.28	0.36	0.40	3.39

(continued)

22.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(1)	– Non interest income:

During the first quarter of 2012, the Company recorded a pre-tax bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the transaction.

During the third quarter of 2012, the Bank recorded a pre-tax bargain purchase gain of $27.1 million as a result of the FCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the transaction.

During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.

During the third quarter of 2011, the Bank sold its Bowling Green, Kentucky banking center and recognized a pre-tax gain on sale of $2.9 million.

(2)	– Non-interest expenses:

During the first quarter 2012, the Bank experienced increases of $939,000 to non-interest expenses as a result of the TCB acquisition.

 During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank recognized a $2.4 million early termination penalty during the first quarter of 2012 in connection with this prepayment.

During the third quarter of 2012, the Bank experienced increases of approximately $3.0 million as a result of the 2012 acquisitions.

During the fourth quarter of 2011, the Company benefited from a $1.1 million credit to non–interest expense related to a previously disclosed CMP assessed by the FDIC. The Company accrued $2.0 million for the full amount of the CMP during the second quarter of 2011 and reached a final settlement with the FDIC for $900,000 during the fourth quarter of 2011.

(3) - The first quarter of 2012 and 2011 was significantly impacted by the TRS operating division.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:
●	Part I Item 1A “Risk Factors”
●	Republic Processing Group
●	Part II Item 8 “Financial Statements and Supplementary Data”
●	Footnote 1 “Summary of Significant Accounting Policies”
●	Footnote 4 “Loans and Allowance for Loan Losses”
●	Footnote 21 “Segment Information”

23.  BRANCH DIVESTITURE

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2013 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 25, 2013, all of which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2012. There were no equity compensation plans not approved by security holders at December 31, 2012.

	(1)	(2)	(3)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))

2005 Stock Incentive Plan	542,200	$ 20.70	2,765,300

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets – December 31, 2012 and 2011
Consolidated statements of income and comprehensive income – years ended December 31, 2012, 2011 and 2010
Consolidated statements of stockholders’ equity – years ended December 31, 2012, 2011 and 2010
Consolidated statements of cash flows – years ended December 31, 2012, 2011 and 2010
Notes to consolidated financial statements

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

REPUBLIC BANCORP, INC.

March 14, 2013	By: Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 14, 2013
Steven E. Trager	and Director

/s/ A. Scott Trager	President and Director	March 14, 2013
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 14, 2013
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 14, 2013
Craig Greenberg

/s/ Michael T. Rust	Director	March 14, 2013
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 14, 2013
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 14, 2013
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 14, 2013
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

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

10.09*	Officer Compensation Continuation Agreement with A. Scott Trager, effective March 21, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.10*	Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

No.	Description

10.11*
Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.12*	Officer Compensation Continuation Agreement, as amended, with Kevin Sipes effective February 15, 2006 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.13*	Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.14*
Officer Compensation Continuation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.15*
Officer Compensation Continuation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.16*
Officer Compensation Continuation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.17*
Officer Compensation Continuation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.18*
Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.19	Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.20
Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.21	Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.22	Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.23	Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1 (Commission File Number: 0-24649))

No.	Description

10.24
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

10.34
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

10.42
Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.43
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

10.45
Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

No.	Description

10.46
Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.47
Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.48
Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.49
Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.50
Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.51	Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 31, 2011, relating to 200 South Seventh Street, Louisville, KY (Commission File Number: 0-24649))

10.52*	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

10.53*
Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.54*	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.55*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.56*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Form 11-K filed June 28, 2012 (Commission File Number: 0-24649))

10.57*
Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

10.58*
Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.59*
Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

No.	Description

10.60*
Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.61
Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.62*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.63*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.64*	Restricted Stock Award Agreement, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed November 19, 2013 (Commission File Number: 0-24649))

10.65*
Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.66**
Amended and Restated Marketing and Servicing Agreement dated November 29, 2011, between Republic Bank & Trust Company and JTH Tax Inc. d/b/a Liberty Tax Service. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 2, 2011 (Commission File Number: 0-24649))

10.67**
Amended and Restated Program Agreement dated August 3, 2011 between Republic Bank & Trust Company and Jackson Hewitt Inc. and Jackson Hewitt Technology Services LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 5, 2011 (Commission File Number: 0-24649))

10.68
Stipulation and Consent to the Issuance of a Consent Order, Order to Pay Civil Money Penalties, and Order Terminating Order to Cease and Desist dated December 8, 2011 (Incorporated by reference to Exhibit 10.1 and 10.2 of Registrant’s Form 8-K filed December 9, 2011 (Commission File Number: 0-24649))

10.69
Purchase and Assumption Agreement — Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Tennessee Commerce Bank, Franklin, Tennessee, the Federal Deposit Insurance Corporation and Republic Bank & Trust Company, dated as of January 27, 2012. (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed February 1, 2012 (Commission File Number: 0-24649))

10.70
Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

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

101****
Interactive data files: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

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

****   Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.