Form 10-Q
period 2013-03-31
REPUBLIC BANCORP INC /KY/
filed 2013-05-09
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2013, was 18,518,387 and 2,267,847, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$207,451	$137,691
Securities available for sale	421,443	438,246
Securities to be held to maturity (fair value of $52,758 in 2013 and $46,416 in 2012)	52,283	46,010
Mortgage loans held for sale	20,726	10,614
Loans, net of allowance for loan losses of $23,563 and $23,729 (2013 and 2012)	2,575,079	2,626,468
Federal Home Loan Bank stock, at cost	28,342	28,377
Premises and equipment, net	33,535	33,197
Goodwill	10,168	10,168
Other real estate owned	18,689	26,203
Other assets and accrued interest receivable	33,642	37,425

TOTAL ASSETS	$3,401,358	$3,394,399

LIABILITIES

Deposits
Non interest-bearing	$524,149	$479,046
Interest-bearing	1,547,647	1,503,882
Total deposits	2,071,796	1,982,928

Securities sold under agreements to repurchase and other short-term borrowings	120,217	250,884
Federal Home Loan Bank advances	572,570	542,600
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	52,800	40,045

Total liabilities	2,858,623	2,857,697

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,889	4,932
Additional paid in capital	131,671	132,686
Retained earnings	400,702	393,472
Accumulated other comprehensive income	5,473	5,612

Total stockholders' equity	542,735	536,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,401,358	$3,394,399

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
INTEREST INCOME:
Loans, including fees	$31,914	$75,292
Taxable investment securities	2,040	3,267
Federal Home Loan Bank stock and other	447	1,028
Total interest income	34,401	79,587

INTEREST EXPENSE:
Deposits	1,055	1,539
Securities sold under agreements to repurchase and other short-term borrowings	29	112
Federal Home Loan Bank advances	3,558	4,086
Subordinated note	629	630
Total interest expense	5,271	6,367

NET INTEREST INCOME	29,130	73,220
Provision for loan losses	(625)	11,170
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,755	62,050
NON-INTEREST INCOME:
Service charges on deposit accounts	3,210	3,303
Net refund transfer fees	12,014	71,749
Mortgage banking income	3,274	1,354
Debit card interchange fee income	1,811	1,556
Bargain purchase gain - Tennessee Commerce Bank	-	27,899
Bargain purchase gain - First Commercial Bank	1,324	-
Gain on sale of securities available for sale	-	56
Other	892	892
Total non interest income	22,525	106,809

NON-INTEREST EXPENSES:
Salaries and employee benefits	16,114	16,971
Occupancy and equipment, net	5,577	6,074
Communication and transportation	1,030	2,661
Marketing and development	902	938
FDIC insurance expense	413	430
Bank franchise tax expense	1,715	1,931
Data processing	716	1,221
Debit card interchange expense	843	601
Supplies	354	949
Other real estate owned expense	889	605
Charitable contributions	236	2,678
Legal expense	430	368
FHLB advance prepayment expense	-	2,436
Other	2,083	3,290
Total non interest expenses	31,302	41,153

INCOME BEFORE INCOME TAX EXPENSE	20,978	127,706
INCOME TAX EXPENSE	7,622	45,234
NET INCOME	$13,356	$82,472

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.64	$3.94
Class B Common Stock	$0.63	$3.92

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.64	$3.92
Class B Common Stock	$0.62	$3.90

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Net income	$13,356	$82,472

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on securities available for sale	(398)	1,739
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings	184	(22)
Reclassification adjustment for gains recognized in earnings	-	(55)
Net unrealized gains (losses)	(214)	1,662
Tax effect	75	(582)
Net of tax	(139)	1,080

COMPREHENSIVE INCOME	$13,217	$83,552

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2013	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

Net income	-	-	-	-	13,356	-	13,356

Net change in accumulated other comprehensive income	-	-	-	-	-	(139)	(139)

Dividend declared Common Stock:
Class A ($0.165 per share)	-	-	-	-	(2,965)	-	(2,965)
Class B ($0.150 per share)	-	-	-	-	(340)	-	(340)

Stock options exercised, net of shares redeemed	-	-	-	-	-	-	-

Repurchase of Class A Common Stock	(193)	-	(43)	(1,230)	(2,821)	-	(4,094)

Conversion of Class B Common Stock to Class A Common Stock	7	(7)	-	-	-	-	-

Net change in notes recveivable on Common Stock	-	-	-	25	-	-	25

Deferred director compensation expense - Company Stock	5	-	-	51	-	-	51

Stock based compensation expense - restricted stock	-	-	-	74	-	-	74

Stock based compensation expense - options	-	-	-	65	-	-	65

Balance, March 31, 2013	18,513	2,264	$4,889	$131,671	$400,702	$5,473	$542,735

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (in thousands)

	2013	2012
OPERATING ACTIVITIES:
Net income	$13,356	$82,472
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	462	3,057
Provision for loan losses	(625)	11,170
Net gain on sale of mortgage loans held for sale	(3,284)	(1,688)
Origination of mortgage loans held for sale	(84,593)	(53,855)
Proceeds from sale of mortgage loans held for sale	77,765	55,476
Net realized impairment (recovery) of mortgage servicing rights	(152)	12
Net realized gain on sales, calls and impairment of securities	-	(56)
Net gain on sale of other real estate owned	(277)	(137)
Writedowns of other real estate owned	366	226
Deferred director compensation expense - Company Stock	51	54
Stock based compensation expense	139	402
Bargain purchase gains on acquisitions	(1,324)	(27,899)
Net change in other assets and liabilities:
Accrued interest receivable	309	(699)
Accrued interest payable	30	(168)
Other assets	2,862	7,832
Other liabilities	12,782	42,143
Net cash provided by operating activities	17,867	118,342

INVESTING ACTIVITIES:
Net cash received in FDIC-assisted transactions	-	846,399
Purchases of securities available for sale	(19,697)	(2,688)
Purchases of securities to be held to maturity	(10,000)	-
Proceeds from calls, maturities and paydowns of securities available for sale	36,476	54,652
Proceeds from calls, maturities and paydowns of securities to be held to maturity	3,710	1,031
Proceeds from sales of securities available for sale	-	35,224
Proceeds from sales of Federal Home Loan Bank stock	35	-
Proceeds from sales of other real estate owned	8,261	6,270
Net change in loans	54,016	(73,072)
Net purchases of premises and equipment	(1,573)	(1,371)
Net cash provided by investing activities	71,228	866,445

FINANCING ACTIVITIES:
Net change in deposits	88,868	(632,628)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(130,667)	(4,512)
Payments of Federal Home Loan Bank advances	(30)	(541,037)
Proceeds from Federal Home Loan Bank advances	30,000	20,000
Repurchase of Common Stock	(4,094)	-
Net proceeds from Common Stock options exercised	-	117
Cash dividends paid	(3,412)	(3,194)
Net cash used in financing activities	(19,335)	(1,161,254)

NET CHANGE IN CASH AND CASH EQUIVALENTS	69,760	(176,467)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,691	362,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,451	$186,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,302	$6,535
Income taxes	2,169	1,037

SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate acquired in settlement of loans	$897	$8,722
Loans provided for sales of other real estate owned	61	382

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2013 AND 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment.

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

Effective January 27, 2012, RB&T acquired specific assets and assumed substantially all of the deposits and certain other liabilities of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for TCB. This acquisition of a failed bank represented a single banking center located in metropolitan Nashville and was RB&T’s initial entrance into the Tennessee market. See additional discussion under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

Effective September 7, 2012 RB&T acquired specific assets and assumed substantially all of the liabilities of First Commercial Bank (“FCB”), headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB. This acquisition of a failed bank represented a single banking center located in metropolitan Minneapolis and was RB&T’s initial entrance into the Minnesota market. See additional discussion under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Core Banking assets represent investment securities and real estate, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources. In June 2011 the Bank began offering its warehouse lending product. With this product, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans.

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

Republic Processing Group

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products on-line.

Reclassifications and recasts – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior years’ net income. Additionally, as discussed  in Footnote 2 “2012 Acquisitions of Failed Banks,” during the first quarter of 2013 the Bank posted adjustments to the First Commercial Bank acquired assets in the determination of day-one fair values, which resulted in a $1.3 million increase to the bargain purchase gain.

2.  2012 ACQUISITIONS OF FAILED BANKS

OVERVIEW

Republic implemented an acquisition strategy in early 2012 to selectively grow its franchise as a complement to its internal growth strategies. During 2012, RB&T acquired two failed institutions in FDIC-assisted transactions. RB&T acquired certain assets and assumed certain liabilities of Tennessee Commerce Bank (“TCB”) during the first quarter of 2012 and First Commercial Bank (“FCB”) during the third quarter of 2012. The Company did not raise capital to complete either of these acquisitions.

RB&T determined that the acquisitions of these failed banks constituted “business acquisitions” as defined by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values, as required. Fair values are determined over a measurement period based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of these day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, recast adjustments for loans and other real estate owned are made as market value data, such as appraisals, are received by RB&T. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to goodwill or bargain purchase gain.

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

During the first quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the acquisition. In the second and third quarters of 2012, the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a net decrease to the bargain purchase gain of $285,000, as additional information relative to the day-one fair values became available.

Information obtained subsequent to January 27, 2012 and through September 30, 2012 was considered in forming TCB estimates of cash flows and collateral values as of the January 27, 2012 acquisition date, i.e., TCB’s day-one fair values. Day-one fair values for TCB were considered final as of September 30, 2012, which is the date RB&T believed it had all the information necessary to determine TCB’s day-one fair values.

A summary of the assets acquired and liabilities assumed in the TCB acquisition, including 2012 recast adjustments, follows:

Tennessee Commerce Bank	January 27, 2012

	As Previously Reported		As Recasted
	Contractual	Fair Value	2012 Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
Assets acquired:

Cash and cash equivalents	$61,943	$(89)	$(2)	$61,852
Securities available for sale	42,646	-	-	42,646
Loans to be repurchased by the FDIC, net of discount	19,800	(2,797)	-	17,003
Loans	79,112	(22,666)	830	57,276
Federal Home Loan Bank stock, at cost	2,491	-	-	2,491
Other assets and accrued interest receivable	945	(60)	-	885
Other real estate owned	14,189	(3,359)	(1,113)	9,717
Core deposit intangible	-	64	-	64
Discount	(56,970)	56,970	-	-
FDIC settlement receivable	784,545	-	-	784,545
Total assets acquired	$948,701	$28,063	$(285)	$976,479

Liabilities assumed:

Deposits
Non interest-bearing	$19,754	$-	$-	$19,754
Interest-bearing	927,641	54	-	927,695
Total deposits	947,395	54	-	947,449

Accrued income taxes payable	-	9,988	(100)	9,888
Other liabilities and accrued interest payable	1,306	110	-	1,416

Total liabilities assumed	$948,701	$10,152	$(100)	$958,753

Equity

Bargain purchase gain, net of taxes	-	17,911	(185)	17,726

Total liabilities assumed and equity	$948,701	$28,063	$(285)	$976,479

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of the TCB acquisition date follows:

Tennessee Commerce Bank	January 27, 2012
		Second Quarter	Third Quarter
	As Previously	2012 Recast	2012 Recast	As
(in thousands)	Reported	Adjustments	Adjustments	Recasted

Assets acquired, at contractual amount	$221,126	$-	$-	$221,126
Liabilities assumed, at contractual amount	(948,701)	-	-	(948,701)
Net liabilities assumed per the P&A Agreement	(727,575)	-	-	(727,575)

Contractual discount	(56,970)	-	-	(56,970)
Net receivable from the FDIC	$(784,545)	$-	$-	$(784,545)

Fair value adjustments:
Loans	$(22,666)	$919	$(89)	$(21,836)
Discount for loans to be repurchased by the FDIC	(2,797)	-	-	(2,797)
Other real estate owned	(3,359)	(1,000)	(113)	(4,472)
Other assets and accrued interest receivable	(60)	-	-	(60)
Core deposit intangible	64	-	-	64
Deposits	(54)	-	-	(54)
All other	(199)	(15)	13	(201)
Total fair value adjustments	(29,071)	(96)	(189)	(29,356)

Discount	56,970	-	-	56,970
Bargain purchase gain, pre-tax	$27,899	$(96)	$(189)	$27,614

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

During the third quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.1 million as a result of the FCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition. During the fourth quarter of 2012, RB&T posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a net increase to the bargain purchase gain of $712,000, as additional information relative to the day-one fair values became available. During the first quarter of 2013, RB&T posted an additional increase of $1.3 million to the bargain purchase gain.

Information obtained subsequent to September 7, 2012 and through the date of this filing was considered in forming FCB estimates of cash flows and collateral values as of the September 7, 2012 acquisition date, i.e., FCB’s day-one fair values.

While future recasts of the FCB bargain purchase gain are possible, management does not currently anticipate additional future adjustments to the FCB bargain purchase gain, as a significant amount of information is now available to management regarding the assets and liabilities in the acquisition and a significant amount of the assets acquired have been resolved in some manner.  As a result, management considers the measurement period for the FCB day-one fair values to be closed as of March 31, 2013 but reserves the right to make future adjustments if material information that existed as of the acquisition date of September 7, 2012 becomes available.

A summary of the assets acquired and liabilities assumed in the FCB acquisition, including recast adjustments, follows:

First Commercial Bank	September 7, 2012

	As Previously Reported		As Recasted
			2012 & 2013
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
Assets acquired :

Cash and cash equivalents	$10,524	$-	$-	$10,524
Securities available for sale	12,002	-	-	12,002
Loans	171,744	(44,214)	2,821	130,351
Federal Home Loan Bank stock, at cost	407	-	-	407
Other assets and accrued interest receivable	829	(95)	-	734
Other real estate owned	19,360	(8,389)	(785)	10,186
Core deposit intangible	-	559	-	559
Discount	(79,412)	79,412	-	-
FDIC settlement receivable	64,326	-	-	64,326
Total assets acquired	$199,780	$27,273	$2,036	$229,089

Liabilities assumed:

Deposits:
Non interest-bearing	$7,197	$-	$-	$7,197
Interest-bearing	189,057	(3)	-	189,054
Total deposits	196,254	(3)	-	196,251

Federal Home Loan Bank advances	3,002	63	-	3,065
Accrued income taxes payable	-	9,706	712	10,418
Other liabilities and accrued interest payable	524	101	-	625

Total liabilities assumed	$199,780	$9,867	$712	$210,359

Equity:

Bargain purchase gain, net of taxes	-	17,406	1,324	18,730

Total liabilities assumed and equity	$199,780	$27,273	$2,036	$229,089

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of the FCB acquisition date follows:

First Commercial Bank	September 7, 2012
		Fourth Quarter	First Quarter
	As Previously	2012 Recast	2013 Recast	As
(in thousands)	Reported	Adjustments	Adjustments	Recasted

Assets acquired, at contractual amount	$214,866	$-	$-	$214,866
Liabilities assumed, at contractual amount	(199,780)	-	-	(199,780)
Net liabilities assumed per the P&A Agreement	15,086	-	-	15,086

Contractual discount	(79,412)	-	-	(79,412)
Net receivable from the FDIC	$(64,326)	$-	$-	$(64,326)

Fair value adjustments:
Loans	$(44,214)	$423	$2,398	$(41,393)
Other real estate owned	(8,389)	289	(1,074)	(9,174)
Other assets and accrued interest receivable	(95)	-	-	(95)
Core deposit intangible	559	-	-	559
Deposits	3	-	-	3
Federal Home Loan Bank advances	(63)	-	-	(63)
All other	(101)	-	-	(101)
Total fair value adjustments	(52,300)	712	1,324	(50,264)

Discount	79,412	-	-	79,412
Bargain purchase gain, pre-tax	$27,112	$712	$1,324	$29,148

On September 7, 2012, RB&T did not immediately acquire the FCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. RB&T acquired all data processing equipment and fixed assets totaling approximately $328,000 during the fourth quarter of 2012. During the first quarter of 2013, RB&T renegotiated a new lease with the landlord related to the sole banking facility and acquired all related data processing equipment and fixed assets totaling approximately $233,000.

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

With the TCB acquisition, RB&T purchased approximately $99 million in loans with a fair value of approximately $74 million. During 2012, the FDIC repurchased approximately $20 million of TCB loans at a price of par less the original discount of $3 million that RB&T received when it purchased the loans. Loans repurchased by the FDIC were valued at the contractual amount reduced by the applicable discount.

With the FCB acquisition, RB&T purchased approximately $172 million in loans with a fair value of approximately $128 million.

The composition of acquired loans as of the respective acquisition dates follows:

Tennessee Commerce Bank	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	2012 Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$22,693	$(4,076)	$243	$18,860
Commercial real estate	18,646	(6,971)	1,988	13,663
Real estate construction	14,877	(2,681)	(1,972)	10,224
Commercial	13,224	(6,939)	496	6,781
Home equity	6,220	(606)	24	5,638
Consumer:
Credit cards	608	(22)	-	586
Overdrafts	672	(621)	-	51
Other consumer	2,172	(750)	51	1,473
Total loans	$79,112	$(22,666)	$830	$57,276

First Commercial Bank	September 7, 2012
	As Previously Reported		As Recasted
			2012 & 2013
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$48,409	$(9,634)	$180	$38,955
Commercial real estate	82,161	(12,330)	(1,746)	68,085
Real estate construction	14,918	(6,182)	316	9,052
Commercial	25,475	(16,060)	4,120	13,535
Home equity	404	(3)	-	401
Consumer:
Credit cards	-	-	-	-
Overdrafts	6	-	-	6
Other consumer	371	(5)	(49)	317
Total loans	$171,744	$(44,214)	$2,821	$130,351

The following tables present the purchased loans that are included within the scope of ASC Topic 310-30 at the respective acquisition dates:

Tennessee Commerce Bank	January 27, 2012
	As Previously	2012 Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$52,278	$-	$52,278
Non-accretable difference	(21,308)	903	(20,405)
Cash flows expected to be collected	30,970	903	31,873
Accretable yield	(425)	(73)	(498)
Fair value of loans	$30,545	$830	$31,375

First Commercial Bank	September 7, 2012
		2012 & 2013
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$116,940	$4,213	$121,153
Non-accretable difference	(33,523)	4,640	(28,883)
Cash flows expected to be collected	83,417	8,853	92,270
Accretable difference	(2,827)	(1,819)	(4,646)
Fair value of loans	$80,590	$7,034	$87,624

The following table presents a rollforward of the accretable discount on the purchased loans within the scope of ASC Topic 310-30 for the three months ended March 31, 2013:

	Tennessee	First
	Commerce	Commercial	Total
(in thousands)	Bank	Bank	Acquired Banks

Balance as of January 1, 2013	$(319)	$(2,912)	$(3,231)
Transfers between non-accretable and accretable	(984)	-	(984)
Accreted/(Amortized) into interest income on loans,
including loan fees	991	641	1,632
Net recast adjustment	-	283	283
Ending balance, March 31, 2013	$(312)	$(1,988)	$(2,300)

Changes between the accretable and non-accretable components within the respective measurement periods for FCB were deemed to be the result of facts and circumstances that existed the day of the acquisition and became known to RB&T after the fact. Thus, any adjustments between the two categories within the measurement period were deemed to be recast adjustments to the bargain purchase gain.

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

RB&T acquired $14 million in OREO related to the TCB acquisition, which was reduced by a $3 million fair value adjustment as of January 27, 2012. Subsequent to the first quarter, RB&T posted a net negative recast adjustment of $1 million to OREO to mark several properties to market based on appraisals received.

RB&T acquired $19 million in OREO related to the FCB acquisition, which was reduced by a $8 million fair value adjustment as of September 7, 2012. During the fourth quarter of 2012, RB&T posted a net positive recast adjustment of $289,000 to OREO to mark several properties to market based on appraisals received. During the first quarter of 2013, RB&T posted an additional negative recast adjustment of $1.1 million to the OREO acquired in the FCB acquisition.

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

RB&T assumed $947 million in deposits at estimated fair value in connection with the TCB acquisition. As permitted by the FDIC, within seven days of the acquisition date, RB&T had the option to disclose to TCB’s deposit customers that it was repricing the acquired deposit portfolios. In addition, depositors had the option to withdraw funds without penalty. RB&T chose to re-price all of the acquired TCB interest-bearing deposits, including transaction, time and brokered deposits with an effective date of January 28, 2012. This re-pricing triggered time and brokered deposit run-off consistent with management’s expectations. Through March 31, 2013, approximately 97% of the assumed TCB interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At March 31, 2013, RB&T had $34 million of deposits remaining from the TCB acquisition.

RB&T assumed $196 million in deposits at estimated fair value in connection with the FCB acquisition. RB&T chose to re-price all of the acquired FCB time deposits with an effective date of October 1, 2012. This re-pricing triggered certificate of deposit run-off consistent with management’s expectations. Through March 31, 2013, approximately 74% of the assumed interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At March 31, 2013, RB&T had $56 million of deposits remaining from the FCB acquisition.

The composition of deposits assumed at fair value as of the respective 2012 acquisition dates follows:

Tennessee Commerce Bank	January 27, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$3,190	$-	$-	$3,190
Money market accounts	11,338	-	-	11,338
Savings	91,859	-	-	91,859
Individual retirement accounts*	15,486	-	-	15,486
Time deposits, $100,000 and over*	278,825	-	-	278,825
Other certificates of deposit*	108,003	14	-	108,017
Brokered certificates of deposit*	418,940	40	-	418,980

Total interest-bearing deposits	927,641	54	-	927,695
Total non interest-bearing deposits	19,754	-	-	19,754

Total deposits	$947,395	$54	$-	$947,449

First Commercial Bank	September 7, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$4,003	$-	$-	$4,003
Money market accounts	38,187	-	-	38,187
Savings	-	-	-	-
Individual retirement accounts*	16,780	-	-	16,780
Time deposits, $100,000 and over*	14,740	-	-	14,740
Other certificates of deposit*	62,033	-	-	62,033
Brokered certificates of deposit*	53,314	(3)	-	53,311

Total interest-bearing deposits	189,057	(3)	-	189,054
Total non interest-bearing deposits	7,197	-	-	7,197

Total deposits	$196,254	$(3)	$-	$196,251

* - denotes a time deposit

3.  INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$38,954	$454	$(4)	$39,404
Private label mortgage backed security	5,501	187	-	5,688
Mortgage backed securities - residential	171,021	6,186	-	177,207
Collateralized mortgage obligations	197,547	2,003	(406)	199,144
Total securities available for sale	$413,023	$8,830	$(410)	$421,443

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$38,931	$547	$(6)	$39,472
Private label mortgage backed security	5,684	3	-	5,687
Mortgage backed securities - residential	190,569	6,641	-	197,210
Collateralized mortgage obligations	194,427	1,580	(130)	195,877
Total securities available for sale	$429,611	$8,771	$(136)	$438,246

Mortgage backed Securities

At March 31, 2013, with the exception of the $5.7 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At March 31, 2013 and December 31, 2012, there were gross unrealized/unrecognized losses of $406,000 and $130,000 related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$2,366	$16	$-	$2,382
Mortgage backed securities - residential	548	46	-	594
Collateralized mortgage obligations	49,369	413	-	49,782
Total securities to be held to maturity	$52,283	$475	$-	$52,758

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,388	$27	$-	$4,415
Mortgage backed securities - residential	827	63	-	890
Collateralized mortgage obligations	40,795	316	-	41,111
Total securities to be held to maturity	$46,010	$406	$-	$46,416

During the three months ended March 31, 2013, there were no sales or calls of securities available for sale.

During the three months ended March 31, 2012, the Bank recognized net securities gains in earnings for securities available for sale as follows:

●	The Bank sold six available for sale securities acquired in the TCB acquisition with an amortized cost of $35 million, resulting in a pre-tax gain of $53,000 during the first quarter of 2012.
●
The Bank realized $3,000 in pre-tax gains related to unamortized discount accretion on $10 million of callable U.S. Government agencies that were called during the first quarter of 2012 before their maturity.

The tax provision related to the Bank’s realized gains totaled $0 and $20,000 for the three ended March 31, 2013 and 2012, respectively.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2013 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations whether or not there are associated call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
March 31, 2013 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$1,000	$1,001	$521	$528
Due from one year to five years	35,419	35,869	1,845	1,854
Due from five years to ten years	2,535	2,534	-	-
Due beyond ten years	-	-	-	-
Private label mortgage backed security	5,501	5,688	-	-
Mortgage backed securities - residential	171,021	177,207	548	594
Collateralized mortgage obligations	197,547	199,144	49,369	49,782
Total securities	$413,023	$421,443	$52,283	$52,758

At March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$2,007	$(4)	$-	$-	$2,007	$(4)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	33,559	(406)	-	-	33,559	(406)

Total	$35,566	$(410)	$-	$-	$35,566	$(410)

	Less than 12 months		12 months or more		Total
December 31, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$3,588	$(6)	$-	$-	$3,588	$(6)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	20,508	(130)	-	-	20,508	(130)

Total	$24,096	$(136)	$-	$-	$24,096	$(136)

At March 31, 2013, the Bank’s security portfolio consisted of 155 securities, six of which were in an unrealized loss position. At December 31, 2012, the Bank’s security portfolio consisted of 153 securities, seven of which were in an unrealized loss position.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed securities. The Bank owns one private label mortgage backed security with a total carrying value of $5.7 million at March 31, 2013. This security is mostly backed by “Alternative A” first lien mortgage loans and is backed with an insurance “wrap” or guarantee with an average life currently estimated at four years. Due to current market conditions, this asset remains extremely illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 7 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2013	December 31, 2012

Carrying amount	$260,494	$334,560
Fair value	260,895	334,843

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2013	December 31, 2012

Residential real estate:
Owner occupied	$1,155,207	$1,148,354
Non owner occupied	69,035	74,539
Commercial real estate	697,517	698,611
Commercial real estate - purchased whole loans	33,690	33,531
Real estate construction	82,545	80,093
Commercial	131,235	130,768
Warehouse lines of credit	173,018	216,576
Home equity	233,458	241,853
Consumer:
Credit cards	8,255	8,716
Overdrafts	903	955
Other consumer	13,779	16,201

Total loans	2,598,642	2,650,197
Less: Allowance for loan losses	23,563	23,729

Total loans, net	$2,575,079	$2,626,468

2012 Acquisitions of Failed Banks

The contractual amount of the loans purchased in the TCB transaction decreased from $79 million as of the acquisition date to $36 million as of March 31, 2013. The carrying value of the loans purchased in the TCB transaction was $57 million as of the acquisition date compared to $28 million as of March 31, 2013.

The contractual amount of the loans purchased in the FCB transaction decreased from $172 million as of the acquisition date to $121 million as of March 31, 2013. The carrying value of the loans purchased in the FCB transaction was $130 million as of the acquisition date compared to $95 million as of March 31, 2013.

The composition of TCB and FCB loans outstanding at March 31, 2013 and December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
March 31, 2013 (in thousands)	Bank	Bank	Banks

Residential real estate	$10,585	$28,099	$38,684
Commercial real estate	9,847	56,168	66,015
Real estate construction	1,592	2,585	4,177
Commercial	1,194	7,347	8,541
Home equity	4,310	106	4,416
Consumer:			-
Credit cards	297	-	297
Overdrafts	6	3	9
Other consumer	522	260	782
Total gross loans	$28,353	$94,568	$122,921

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Residential real estate	$12,270	$32,459	$44,729
Commercial real estate	8,015	61,758	69,773
Real estate construction	4,235	3,301	7,536
Commercial	1,284	9,405	10,689
Home equity	4,183	385	4,568
Consumer:			-
Credit cards	321	-	321
Overdrafts	1	11	12
Other consumer	655	333	988
Total gross loans	$30,964	$107,652	$138,616

The tables below reconcile the contractually required and carrying amounts of acquired TCB and FCB loans at March 31, 2013 and December 31, 2012:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
March 31, 2013 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$36,191	$121,369	$157,560
Non-accretable difference	(7,526)	(24,813)	(32,339)
Accretable difference	(312)	(1,988)	(2,300)
Carrying value of loans	$28,353	$94,568	$122,921

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$41,677	$139,156	$180,833
Non-accretable difference	(10,394)	(28,870)	(39,264)
Accretable difference	(319)	(2,634)	(2,953)
Carrying value of loans	$30,964	$107,652	$138,616

Based on the Bank’s most recent analysis performed, the risk category of loans by class of loans follows:

					Purchased	Purchased
					Credit	Credit
		Special			Impaired	Impaired	Total
March 31, 2013		Mention /		Doubtful /	Loans	Loans	Rated
(in thousands)	Pass	Watch	Substandard	Loss	Group 1	Group 2	Loans*

Residential real estate:
Owner occupied	$-	$24,163	$9,976	$-	$4,856	$136	$39,131
Non owner occupied	-	1,340	3,580	-	13,814	416	19,150
Commercial real estate	619,458	13,013	19,266	-	45,595	185	697,517
Commercial real estate -
Purchased whole loans	33,690	-	-	-	-	-	33,690
Real estate construction	75,685	985	2,909	-	2,626	340	82,545
Commercial	123,243	2,056	627	-	5,245	64	131,235
Warehouse lines of credit	173,018	-	-	-	-	-	173,018
Home equity	-	684	2,202	-	-	-	2,886
Consumer:
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	-	368	2	-	116	-	486

Total rated loans	$1,025,094	$42,609	$38,562	$-	$72,252	$1,141	$1,179,658

					Purchased	Purchased
					Credit	Credit
		Special			Impaired	Impaired	Total
December 31, 2012		Mention /		Doubtful /	Loans	Loans	Rated
(in thousands)	Pass	Watch	Substandard	Loss	Group 1	Group 2	Loans*

Residential real estate:
Owner occupied	$-	$25,116	$8,297	$-	$2,277	$136	$35,826
Non owner occupied	-	2,484	3,211	-	21,453	323	27,471
Commercial real estate	608,599	16,648	18,953	-	54,071	340	698,611
Commercial real estate -
Purchased whole loans	33,531	-	-	-	-	-	33,531
Real estate construction	73,434	894	2,919	-	2,846	-	80,093
Commercial	121,256	2,312	525	-	6,315	360	130,768
Warehouse lines of credit	216,576	-	-	-	-	-	216,576
Home equity	-	648	2,346	-	-	-	2,994
Consumer:
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	-	356	53	-	71	1	481

Total rated loans	$1,053,396	$48,458	$36,304	$-	$87,033	$1,160	$1,226,351

* - The above tables exclude all non classified residential real estate and consumer loans at the respective period ends. It also excludes all non classified small commercial and commercial real estate relationships totaling $100,000 or less. These loans are not rated since they are accruing interest and not past due 80 days or more.

Allowance for Loan Losses

Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Allowance for loan losses at beginning of period	$23,729	$24,063

Charge offs - Traditional Banking	(554)	(4,267)
Charge offs - Refund Anticipation Loans	-	(10,754)
Total charge offs	(554)	(15,021)

Recoveries - Traditional Banking	414	435
Recoveries - Refund Anticipation Loans	599	3,085
Total recoveries	1,013	3,520

Net loan charge offs (recoveries) - Traditional Banking	(140)	(3,832)
Net loan charge offs (recoveries) - Refund Anticipation Loans	599	(7,669)
Net loan charge offs (recoveries)	459	(11,501)

Provision for loan losses - Traditional Banking	(26)	3,131
Provision for loan losses - Refund Anticipation Loans	(599)	8,039
Total provision for loan losses	(625)	11,170

Allowance for loan losses at end of period	$23,563	$23,732

The Bank’s allowance calculation has historically included specific allowance allocations for qualitative factors such as:

●	Changes in nature, volume and seasoning of the loan portfolio;
●	Changes in experience, ability, and depth of lending management and other relevant staff;
●	Changes in the quality of the Bank’s loan review system;
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in the volume and severity of past due, nonaccrual and classified loans;
●	Changes in the value of underlying collateral for collateral-dependent loans;
●
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including the condition of various market segments;

●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2013 and 2012:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Three Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
March 31, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$7,006	$1,049	$8,843	$34	$2,769	$580	$541
Provision for loan losses	80	(90)	(66)	-	296	142	(108)
Loans charged off	(200)	(43)	(14)	-	-	-	-
Recoveries	98	8	18	-	36	5	-

Ending balance	$6,984	$924	$8,781	$34	$3,101	$727	$433

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer		Total

Beginning balance	$2,348	$-	$210	$198	$151		$23,729
Provision for loan losses	(435)	(599)	121	56	(22)		(625)
Loans charged off	(43)	-	(10)	(175)	(69)		(554)
Recoveries	39	599	5	130	75		1,013

Ending balance	$1,909	$-	$326	$209	$135		$23,563

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Three Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
March 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104
Allocation of previously
unallocated allowance	1,164	146	-	-	-	-	-
Provision for loan losses	1,152	(88)	1,163	-	627	35	46
Loans charged off	(1,583)	(36)	(21)	-	(1,295)	-	-
Recoveries	117	12	33	-	28	8	-

Ending balance	$6,062	$1,176	$8,899	$-	$2,402	$1,068	$150

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$2,984	$-	$503	$135	$227	$1,965	$24,063
Allocation of previously
unallocated allowance	536	-	47	17	55	(1,965)	-
Provision for loan losses	309	8,039	(40)	(63)	(10)	-	11,170
Loans charged off	(1,115)	(10,754)	(28)	(118)	(71)	-	(15,021)
Recoveries	6	3,085	20	144	67	-	3,520

Ending balance	$2,720	$370	$502	$115	$268	$-	$23,732

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	March 31, 2013	December 31, 2012

Loans on non-accrual status(1)	$18,161	$18,506
Loans past due 90 days or more and still on accrual	2,752	3,173

Total non-performing loans	20,913	21,679
Other real estate owned	18,689	26,203
Total non-performing assets	$39,602	$47,882

Credit Quality Ratios:

Non-performing loans to total loans	0.80%	0.82%
Non-performing assets to total loans (including OREO)	1.51%	1.79%
Non-performing assets to total assets	1.16%	1.41%
_________________________________
(1)    Loans on non-accrual status include impaired loans.

Non-performing loans and non-performing asset balances related to the 2012 acquisitions, and included in the tables above at March 31, 2013 and December 31, 2012, are presented below:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
March 31, 2013 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status	$24	$-	$24
Loans past due 90 days or more and still on accrual	801	1,951	2,752

Total non-performing loans	825	1,951	2,776
Other real estate owned	1,245	9,101	10,346
Total non-performing assets	$2,070	$11,052	$13,122

Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	2.26%
Non-performing assets to total loans (including OREO)	9.85%
Non-performing assets to total assets	8.87%

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status	$-	$-	$-
Loans past due 90 days or more and still on accrual	801	2,372	3,173

Total non-performing loans	801	2,372	3,173
Other real estate owned	2,100	12,398	14,498
Total non-performing assets	$2,901	$14,770	$17,671

Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	2.29%
Non-performing assets to total loans (including OREO)	11.54%
Non-performing assets to total assets	8.73%

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due 90 Days or More
	Non-Accrual Loans		and Still Accruing Interest
in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Residential real estate:
Owner occupied	$10,341	$9,298	$345	$730
Non owner occupied	1,693	1,376	86	-
Commercial real estate	1,975	3,756	292	712
Commercial real estate -
purchased whole loans	-	-	-	-
Real estate construction	1,771	1,777	455	531
Commercial	605	334	1,574	1,200
Warehouse lines of credit	-	-	-	-
Home equity	1,646	1,868	-	-
Consumer:
Credit cards	-	-	-	-
Overdrafts	-	-	-	-
Other consumer	130	97	-	-

Total	$18,161	$18,506	$2,752	$3,173

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
March 31, 2013	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$2,693	$1,361	$5,221	$9,275	$1,145,932	$1,155,207
Non owner occupied	-	-	1,439	1,439	67,596	69,035
Commercial real estate	436	551	1,490	2,477	695,040	697,517
Commercial real estate - purchased
whole loans	-	-	-	-	33,690	33,690
Real estate construction	333	372	1,856	2,561	79,984	82,545
Commercial	425	-	1,943	2,368	128,867	131,235
Warehouse lines of credit	-	-	-	-	173,018	173,018
Home equity	216	59	1,145	1,420	232,038	233,458
Consumer:
Credit cards	40	34	-	74	8,181	8,255
Overdrafts	118	-	-	118	785	903
Other consumer	64	15	2	81	13,698	13,779

Total	$4,325	$2,392	$13,096	$19,813	$2,578,829	$2,598,642
Delinquent loans to total loans	0.17%	0.09%	0.50%	0.76%

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$2,210	$1,978	$4,712	$8,900	$1,139,454	$1,148,354
Non owner occupied	907	1,128	864	2,899	71,640	74,539
Commercial real estate	103	486	2,051	2,640	695,971	698,611
Commercial real estate - purchased
whole loans	-	-	-	-	33,531	33,531
Real estate construction	-	194	1,930	2,124	77,969	80,093
Commercial	222	733	1,307	2,262	128,506	130,768
Warehouse lines of credit	-	-	-	-	216,576	216,576
Home equity	521	251	882	1,654	240,199	241,853
Consumer:
Credit cards	60	5	-	65	8,651	8,716
Overdrafts	167	1	-	168	787	955
Other consumer	102	28	2	132	16,069	16,201

Total	$4,292	$4,804	$11,748	$20,844	$2,629,353	$2,650,197
Delinquent loans to total loans	0.16%	0.18%	0.44%	0.79%

An aging of the recorded investment in past due loans related to the 2012 acquisitions and included in the tables above at March 31, 2013 and December 31, 2012, are presented below:

	30 - 59	60 - 89	Greater than	Total	Total
March 31, 2013	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate	$365	$111	$431	$907	$37,777	$38,684
Commercial real estate	320	-	292	612	65,403	66,015
Real estate construction	96	-	455	551	3,626	4,177
Commercial	174	-	1,574	1,748	6,793	8,541
Home equity	-	-	-	-	4,416	4,416
Consumer:
Credit cards	-	-	-	-	297	297
Overdrafts	-	-	-	-	9	9
Other consumer	28	-	-	28	754	782

Total	$983	$111	$2,752	$3,846	$119,075	$122,921
Delinquent loans to total loans	0.80%	0.09%	2.24%	3.13%

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate	$159	$1,430	$729	$2,318	$42,411	$44,729
Commercial real estate	-	165	698	863	68,910	69,773
Real estate construction	-	194	531	725	6,811	7,536
Commercial	-	732	1,215	1,947	8,742	10,689
Home equity	83	-	-	83	4,485	4,568
Consumer:
Credit cards	-	-	-	-	321	321
Overdrafts	-	-	-	-	12	12
Other consumer	4	27	-	31	957	988

Total	$246	$2,548	$3,173	$5,967	$132,649	$138,616
Delinquent loans to total loans	0.18%	1.84%	2.29%	4.30%

* - All loans, excluding purchased credit impaired loans, greater than 90 days past due or more as of March 31, 2013 and December 31, 2012 were on non-accrual status.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

Impaired Loans

The Bank defines impaired loans as follows:

●	All loans, excluding purchased credit impaired (“PCI”) loans, internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans, excluding PCI loans, on non-accrual status;
●
All retail and commercial troubled debt restructurings (“TDRs”), including PCI loans. TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

●	PCI loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” in this section of the filing for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2013	December 31, 2012

Loans with no allocated allowance for loan losses	$48,138	$36,325
Loans with allocated allowance for loan losses	67,904	69,382

Total impaired loans	$116,042	$105,707

Amount of the allowance for loan losses allocated	$8,628	$8,531

Approximately $25 million, or 20%, of impaired loans were loans acquired in the Bank’s 2012 acquisitions. Substantially all of these loans became classified as “impaired” through a modification of the original loan, which the Bank deemed to be a TDR. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2013 and December 31, 2012:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
March 31, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment, excluding PCI loans	$3,040	$453	$3,075	$-	$1,309	$446	$-
Collectively evaluated for
impairment	3,913	467	5,705	34	1,779	281	433
Acquired with deteriorated
credit quality	31	4	1	-	13	-	-

Total ending allowance
for loan losses	$6,984	$924	$8,781	$34	$3,101	$727	$433

Loans:
Impaired loans individually
evaluated, excluding PCI loans	$44,565	$4,507	$31,094	$-	$3,989	$4,661	$-
Loans collectively evaluated for
impairment	1,105,650	50,298	620,643	33,690	75,590	121,265	173,018
Loans acquired with deteriorated
credit quality	4,992	14,230	45,780	-	2,966	5,309	-

Total ending loan balance	$1,155,207	$69,035	$697,517	$33,690	$82,545	$131,235	$173,018

(continued)		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment, excluding PCI loans	$249	$-	$-	$6	$8,578
Collectively evaluated for
impairment	1,660	326	209	128	14,935
Acquired with deteriorated
credit quality	-	-	-	1	50

Total ending allowance
for loan losses	$1,909	$326	$209	$135	$23,563

Loans:
Impaired loans individually
evaluated, excluding PCI loans	$3,704	$-	$-	$448	$92,968
Loans collectively evaluated for
impairment	229,754	8,255	903	13,215	2,432,281
Loans acquired with deteriorated
credit quality	-	-	-	116	73,393

Total ending loan balance	$233,458	$8,255	$903	$13,779	$2,598,642

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

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

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	March 31, 2013			March 31, 2013
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$14,272	$14,220	$-	$13,664	$154
Non owner occupied	2,472	2,311	-	1,553	7
Commercial real estate	22,103	22,103	-	18,198	239
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	3,566	2,561	-	2,323	25
Commercial	4,139	4,047	-	4,081	31
Warehouse lines of credit	-	-	-	-	-
Home equity	2,731	2,473	-	2,010	16
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	423	423	-	405	4

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	32,096	31,891	3,071	31,674	210
Non owner occupied	3,714	3,644	457	3,635	39
Commercial real estate	25,315	24,903	3,076	25,601	289
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	3,746	3,513	1,323	3,348	25
Commercial	2,668	2,668	446	2,762	43
Warehouse lines of credit	-	-	-	-	-
Home equity	1,231	1,231	249	1,552	4
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	54	54	6	69	1
Total impaired loans	$118,530	$116,042	$8,628	$110,875	$1,087

	As of			Three Months Ended
	December 31, 2012			March 31, 2012
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,299	$13,107	$-	$18,650	$212
Non owner occupied	955	794	-	622	17
Commercial real estate	14,293	14,293	-	5,728	101
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	3,090	2,085	-	2,160	57
Commercial	4,206	4,114	-	1,686	37
Warehouse lines of credit	-	-	-	-	-
Home equity	1,753	1,546	-	573	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	386	386	-	16	1

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	31,709	31,458	3,034	4,016	8
Non owner occupied	3,695	3,625	522	2,022	-
Commercial real estate	26,710	26,300	2,919	20,135	29
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	3,416	3,183	1,157	8,416	-
Commercial	2,858	2,858	348	2,797	-
Warehouse lines of credit	-	-	-	-	-
Home equity	1,874	1,874	496	1,859	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	84	84	55	-	-
Total impaired loans	$108,328	$105,707	$8,531	$68,680	$462

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

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2013 and December 31, 2012, $18 million and $15 million of TDRs were classified as non-performing loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
March 31, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$8,752	$39,681	$48,433
Commercial real estate	5,082	38,460	43,542
Real estate construction	1,741	3,575	5,316
Commercial	2,244	4,247	6,491

Total troubled debt restructurings	$17,819	$85,963	$103,782

Approximately $8 million in TDRs modified during 2013 were loans related to the 2012 acquisitions. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2012 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$7,512	$36,889	$44,401
Commercial real estate	5,149	31,864	37,013
Real estate construction	1,595	3,127	4,722
Commercial	2,263	4,604	6,867

Total troubled debt restructurings	$16,519	$76,484	$93,003

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2013 and December 31, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
March 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$811	$624	$1,435
Rate reduction	24,862	2,767	27,629
Forbearance for 3-6 months	2,775	1,751	4,526
First modification extension	884	275	1,159
Subsequent modification extension	4,745	2,363	7,108
Bankruptcies	4,854	1,722	6,576
Total residential TDRs	38,931	9,502	48,433

Commercial related and construction loans:
Interest only payments for 6-24 months	6,362	342	6,704
Rate reduction	10,270	2,472	12,742
Forbearance for 3-6 months	1,409	-	1,409
First modification extension	11,979	3,979	15,958
Subsequent modification extension	16,262	2,032	18,294
Bankruptcies	-	242	242
Total commercial TDRs	46,282	9,067	55,349
Total troubled debt restructurings	$85,213	$18,569	$103,782

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$957	$624	$1,581
Rate reduction	23,673	4,426	28,099
Forbearance for 3-6 months	2,552	1,722	4,274
First modification extension	1,891	441	2,332
Subsequent modification extension	4,730	68	4,798
Bankruptcies	2,224	1,093	3,317
Total residential TDRs	36,027	8,374	44,401

Commercial related and construction loans:
Interest only payments for 6-24 months	7,002	342	7,344
Rate reduction	8,573	5,142	13,715
Forbearance for 3-6 months	743	-	743
First modification extension	7,209	2,678	9,887
Subsequent modification extension	15,512	1,401	16,913
Bankruptcies	-	-	-
Total commercial TDRs	39,039	9,563	48,602
Total troubled debt restructurings	$75,066	$17,937	$93,003

As of March 31, 2013 and December 31, 2012, 82% and 81% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $7 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of March 31, 2013 and 2012. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at March 31, 2013.

A summary of the categories of TDR loan modifications that occurred during the three months ended March 31, 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
March 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$-	$-	$-
Rate reduction	1,232	888	2,120
Forbearance for 3-6 months	233	-	233
First modification extension	122	136	258
Subsequent modification extension	-	64	64
Bankruptcies	2,795	363	3,158
Total residential TDRs	4,382	1,451	5,833

Commercial related and construction loans:
Interest only payments for 6 - 12 months	47	-	47
Rate reduction	-	-	-
Forbearance for 3-6 months	195	-	195
First modification extension	5,879	2,092	7,971
Subsequent modification extension	-	-	-
Bankruptcies	-	-	-
Total commercial TDRs	6,121	2,092	8,213
Total troubled debt restructurings	$10,503	$3,543	$14,046

As of March 31, 2013, 75% of the Bank’s TDRs that occurred during 2013 were performing according to their modified terms. The Bank has provided $78,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during 2013. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no change between the pre and post modification loan balances at March 31, 2013 and December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings within the past twelve months for which there was a subsequent payment default:

	Number of	Recorded
(dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	31	$3,154
Non owner occupied	-	-
Commercial real estate	1	1,763
Commercial real estate -
purchased whole loans	-	-
Real estate construction	-	-
Commercial	3	329
Warehouse lines of credit	-	-
Home equity	6	367
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	4	77

Total	45	$5,690

5.  DEPOSITS
Ending deposit balances at March 31, 2013 and December 31, 2012 were as follows:

(in thousands)	March 31, 2013	December 31, 2012

Demand	$636,094	$580,900
Money market accounts	525,497	514,698
Brokered money market accounts	37,785	35,596
Savings	66,116	62,145
Individual retirement accounts*	31,140	32,491
Time deposits, $100,000 and over*	73,251	80,906
Other certificates of deposit*	88,956	100,036
Brokered certificates of deposit*(1)	88,808	97,110

Total interest-bearing deposits	1,547,647	1,503,882
Total non interest-bearing deposits	524,149	479,046

Total deposits	$2,071,796	$1,982,928
___________________________________________
(*) - Represents a time deposit.
(1) – Includes brokered deposits less than, equal to and greater than $100,000.

The composition of deposits related to the acquisitions of failed banks outstanding at March 31, 2013 and December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
March 31, 2013 (in thousands)	Bank	Bank	Banks

Demand	$1,075	$3,504	$4,579
Money market accounts	1,831	24,447	26,278
Savings	6,488	-	6,488
Individual retirement accounts*	885	2,111	2,996
Time deposits, $100,000 and over*	8,574	2,240	10,814
Other certificates of deposit*	5,372	7,257	12,629
Brokered certificates of deposit*(1)	5,256	9,121	14,377

Total interest-bearing deposits	29,481	48,680	78,161
Total non interest-bearing deposits	4,596	6,918	11,514

Total deposits	$34,077	$55,598	$89,675
___________________________________________
(*) - Represents a time deposit.
(1) – Includes brokered deposits less than, equal to and greater than $100,000.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Demand	$10,024	$5,871	$15,895
Money market accounts	1,510	25,762	27,272
Savings	217	-	217
Individual retirement accounts*	1,166	3,269	4,435
Time deposits, $100,000 and over*	10,822	3,267	14,089
Other certificates of deposit*	7,196	12,574	19,770
Brokered certificates of deposit*(1)	6,729	12,247	18,976

Total interest-bearing deposits	37,664	62,990	100,654
Total non interest-bearing deposits	4,240	6,812	11,052

Total deposits	$41,904	$69,802	$111,706
___________________________________
(*) - Represents a time deposit.
(1) – Includes brokered deposits less than, equal to and greater than $100,000.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

6.  FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At March 31, 2013 and December 31, 2012, FHLB advances were as follows:

(in thousands)	March 31, 2013	December 31, 2012

Fixed interest rate advances with a weighted average
interest rate of 2.18% due through 2021	$472,570	$442,600

Putable fixed interest rate advances with a weighted average
interest rate of 4.39% due through 2017(1)	100,000	100,000

Total FHLB advances	$572,570	$542,600
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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2013, Republic had available collateral to borrow an additional $470 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

During the first quarter of 2012, RB&T prepaid $81 million in FHLB advances. These advances had a weighted average cost of 3.56% and were all scheduled to mature between October 2012 and May 2013. The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2013	$35,000
2014	178,000
2015	25,000
2016	82,000
2017	125,000
Thereafter	127,570

Total	$572,570

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2013	December 31, 2012

First lien, single family residential real estate	$1,093,467	$1,053,946
Home equity lines of credit	109,929	116,043
Multi-family commercial real estate	8,669	7,017

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the Credit Administration Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Bank compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at a fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$39,404	$-	$39,404
Private label mortgage backed security	-	-	5,688	5,688
Mortgage backed securities - residential	-	177,207	-	177,207
Collateralized mortgage obligations	-	199,144	-	199,144
Total securities available for sale	$-	$415,755	$5,688	$421,443

Mandatory forward contracts	$-	$(175)	$-	$(175)

Rate lock loan commitments	-	1,966	-	1,966

Mortgage loans held for sale	-	20,726	-	20,726

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$39,472	$-	$39,472
Private label mortgage backed security	-	-	5,687	5,687
Mortgage backed securities - residential	-	197,210	-	197,210
Collateralized mortgage obligations	-	195,877	-	195,877
Total securities available for sale	$-	$432,559	$5,687	$438,246

Mandatory forward contracts	$-	$47	$-	$47

Rate lock loan commitments	-	833	-	833

Mortgage loans held for sale	-	10,614	-	10,614

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2013 and 2012.

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Balance, beginning of period	$5,687	$4,542

Total gains or losses included in earnings:
Net change in unrealized gain/(loss)	184	(22)
Principal paydowns	(183)	-
Balance, end of period	$5,688	$4,520

The Bank’s single private label mortgage backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average Fair Isaac Corporation (“FICO”) score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

There were no transfers into or out of Level 3 assets during the three months ended March 31, 2013 and 2012.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2013 and December 31, 2012:

	Fair	Valuation	Unobservable
March 31, 2013 (dollars in thousands)	Value	Technique	Inputs	Range

Private label mortgage backed security	$ 5,688	Discounted cash flow	(1) Constant prepayment rate	1% - 6%

			(2) Probability of default	2% - 4%

			(2) Loss severity	60% - 70%

	Fair	Valuation
December 31, 2012 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$ 5,687	Discounted cash flow	(1) Constant prepayment rate	1% - 6%

			(2) Probability of default	3.5% - 7%

			(2) Loss severity	60% - 70%

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$787	$787
Non owner occupied	-	-	1,887	1,887
Commercial real estate	-	-	15,443	15,443
Real estate construction	-	-	1,505	1,505
Commercial	-	-	201	201
Total impaired loans *	$-	$-	$19,823	$19,823

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$798	$798
Non owner occupied	-	-	-	-
Commercial real estate	-	-	460	460
Real estate construction	-	-	5,000	5,000
Total other real estate owned	$-	$-	$6,258	$6,258

Mortgage servicing rights	$-	$-	$665	$665

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$782	$782
Non owner occupied	-	-	1,788	1,788
Commercial real estate	-	-	15,618	15,618
Real estate construction	-	-	1,552	1,552
Commercial	-	-	182	182
Home equity	-	-	303	303
Total impaired loans *	$-	$-	$20,225	$20,225

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$1,195	$1,195
Non owner occupied	-	-	-	-
Commercial real estate	-	-	1,219	1,219
Real estate construction	-	-	5,161	5,161
Total other real estate owned	$-	$-	$7,575	$7,575

Mortgage servicing rights	$-	$-	$3,484	$3,484

* - The impaired loan balances exclude non-collateral dependent TDRs.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012:

Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$ 15,043	Sales comparison approach	Adjustments determined by	3% - 50% (18%)
Management for differences
between the comparable sales

	$ 1,905	Income approach	Adjustments for differences	12% (12%)
between net operating income
expectations

Impaired loans - residential real estate	$ 2,674	Sales comparison approach	Adjustments determined by	10% - 60% (21%)
Management for differences
between the comparable sales

Impaired loans - commercial	$ 201	Sales comparison approach	Adjustments determined by	0% - 50% (42%)
Management for differences
between the comparable sales

Other real estate owned - residential	$ 798	Sales comparison approach	Adjustments determined by	10% - 77% (16%)
Management for differences
between the comparable sales
Other real estate owned - commercial
real estate	$ 460	Sales comparison approach	Adjustments determined by	26% - 29% (27%)
Management for differences
between the comparable sales

Other real estate owned - real estate
construction	$ 615	Sales comparison approach	Adjustments determined by	17% - 57% (41%)
Management for differences
between the comparable sales

	$ 4,385	Income approach	Adjustments for differences	12% - 12% (12%)
between net operating income
expectations

Mortgage servicing rights	$ 665	Third party valuation pricing	Prepayment speeds	260% (260%)
			Default rate	1.50% (1.50%)
			Discount rate	9% (9%)

Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2012 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$ 15,230	Sales comparison approach	Adjustments determined by	0% - 50% (18%)
Management for differences
between the comparable sales

	$ 1,940	Income approach	Adjustments for differences	12% - 12% (12%)
between net operating income
expectations

Impaired loans - residential real estate	$ 2,873	Sales comparison approach	Adjustments determined by	2% - 60% (17%)
Management for differences
between the comparable sales

Impaired loans - commercial	$ 182	Sales comparison approach	Adjustments determined by	0% - 50% (44%)
Management for differences
between the comparable sales

Other real estate owned - residential	$ 1,195	Sales comparison approach	Adjustments determined by	4% - 71% (14%)
Management for differences
between the comparable sales
Other real estate owned - commercial
real estate	$ 1,219	Sales comparison approach	Adjustments determined by	1% - 33% (16%)
Management for differences
between the comparable sales

Other real estate owned - real estate
construction	$ 663	Sales comparison approach	Adjustments determined by	1% - 54% (35%)
Management for differences
between the comparable sales

	$ 4,498	Income approach	Adjustments for differences	25% - 25% (25%)
between net operating income
expectations

Mortgage servicing rights	$ 3,484	Third party valuation pricing	Prepayment speeds	112% - 550% (370%)
			Default rate	1.50% - 1.50% (1.50%)
			Discount rate	9% - 9% (9%)

The following section details impairment charges recognized during the period:

Investment Securities

During 2013 and 2012, the Bank did not realize any further impairment losses related to its single Level 3 private label mortgage backed security.  See Footnote 3 “Investment Securities” for additional detail regarding the private label mortgage backed security in this section of the filing.

Impaired Loans

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	March 31, 2013	December 31, 2012

Carrying amount of loans measured at fair value	$22,396	$23,070
Estimated selling costs considered in carrying amount	2,240	1,839
Valuation allowance	(4,813)	(4,684)
Total fair value	$19,823	$20,225

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s individual other real estate owned properties exceeded their carrying value at March 31, 2013 and December 31, 2012.

Details of other real estate owned carrying value and write downs follows:

(in thousands)	March 31, 2013	December 31, 2012

Carrying value of other real estate owned	$18,689	$26,203

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Other real estate owned write-downs	$366	$226

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value. Details of MSRs carried at fair value follows:

(in thousands)	March 31, 2013	December 31, 2012

Outstanding balance	$858	$3,829
Valuation allowance	(193)	(345)
Fair value	$665	$3,484

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Charge (credit) to mortgage banking income due to impairment evaluation	$(152)	$12

The carrying amounts and estimated fair values of all financial instruments, at March 31, 2013 and December 31, 2012 follows:

		Fair Value Measurements at
		March 31, 2013 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$207,451	$207,451	$-	$-	$207,451
Securities available for sale	421,443	-	415,755	5,688	421,443
Securities to be held to maturity	52,283	-	52,758	-	52,758
Mortgage loans held for sale	20,726	-	20,726	-	20,726
Loans, net	2,575,079	-	-	2,672,555	2,672,555
Federal Home Loan Bank stock	28,342	-	-	-	N/A
Accrued interest receivable	8,936	-	8,936	-	8,936

Liabilities:
Non interest-bearing deposits	524,149	-	524,149	-	524,149
Transaction deposits	1,265,492	-	1,265,492	-	1,265,492
Time deposits	282,155	-	285,666	-	285,666
Securities sold under agreements
to repurchase and other short-term
borrowings	120,217	-	120,217	-	120,217
Federal Home Loan Bank advances	572,570	-	588,701	-	588,701
Subordinated note	41,240	-	38,080	-	38,080
Accrued interest payable	1,433	-	1,433	-	1,433

		Fair Value Measurements at
		December 31, 2012 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$137,691	$137,691	$-	$-	$137,691
Securities available for sale	438,246	-	432,559	5,687	438,246
Securities to be held to maturity	46,010	-	46,416	-	46,416
Mortgage loans held for sale	10,614	-	10,614	-	10,614
Loans, net	2,626,468	-	-	2,702,686	2,702,686
Federal Home Loan Bank stock	28,377	-	-	-	N/A
Accrued interest receivable	9,245	-	9,245	-	9,245

Liabilities:
Non interest-bearing deposits	479,046	-	479,046	-	479,046
Transaction deposits	1,193,339	-	1,193,339	-	1,193,339
Time deposits	310,543	-	314,972	-	314,972
Securities sold under agreements
to repurchase and other short-term
borrowings	250,884	-	250,884	-	250,884
Federal Home Loan Bank advances	542,600	-	576,158	-	576,158
Subordinated note	41,240	-	37,917	-	37,917
Accrued interest payable	1,403	-	1,403	-	1,403

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

Deposits – Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities and are classified as Level 2. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values and are also classified as Level 2.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

8.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

March 31, (in thousands)	2013	2012

Balance, January 1	$10,614	$4,392
Origination of mortgage loans held for sale	84,593	53,855
Proceeds from the sale of mortgage loans held for sale	(77,765)	(55,476)
Net gain on sale of mortgage loans held for sale	3,284	1,688

Balance, March 31	$20,726	$4,459

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Net gain on sale of mortgage loans held for sale	$3,284	$1,688
Change in mortgage servicing rights valuation allowance	152	(12)
Loan servicing income, net of amortization	(162)	(322)

Total Mortgage Banking income	$3,274	$1,354

The following table presents the components of net loan servicing income:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Loan servicing income	$546	$636
Amortization of mortgage servicing rights	(708)	(958)

Net loan servicing income	$(162)	$(322)

Activity for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2013	2012

Balance, January 1	$4,777	$6,087
Additions	637	490
Amortized to expense	(708)	(959)
Change in valuation allowance	152	(12)

Balance, March 31	$4,858	$5,606

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2013	2012

Balance, January 1	$(345)	$(203)
Additions	-	(12)
Reductions credited to operations	152	-
Direct write downs	-	-

Balance, March 31	$(193)	$(215)

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2013	December 31, 2012

Fair value of mortgage servicing rights portfolio	$5,997	$5,446
Prepayment speed range	125% - 550%	112% - 550%
Discount rate	9%	9%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	4.34	3.89

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

The following tables include the notional amounts and realized gain (loss) recognized in Mortgage Banking income for mortgage banking derivatives that existed at the end of the periods:

(in thousands)	March 31, 2013	December 31, 2012

Mandatory forward contracts:
Notional amount	$65,468	$36,675
Fair value of mandatory forward contracts	(175)	47

Rate lock loan commitments:
Notional amount	$51,420	$27,468
Fair value of rate lock loan commitments	1,966	(833)

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

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each period ended:

(in thousands)	March 31, 2013	December 31, 2012

Unused warehouse lines of credit	$139,982	$113,924
Unused home equity lines of credit	234,388	232,719
Unused loan commitments - other	175,678	163,523
Standby letters of credit	10,674	16,985
FHLB letters of credit	11,683	11,908
Total commitments	$572,405	$539,059

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

At March 31, 2013 and December 31, 2012, the Bank had letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and that she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit is expected to consider a recent ruling of the U.S. Supreme Court in yet another case with a similar standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31
(in thousands, except per share data)	2013	2012

Net income	$13,356	$82,472

Weighted average shares outstanding	20,864	20,956
Effect of dilutive securities	69	99
Average shares outstanding including
dilutive securities	20,933	21,055

Basic earnings per share:
Class A Common Share	$0.64	$3.94
Class B Common Share	$0.63	3.92

Diluted earnings per share:
Class A Common Share	$0.64	$3.92
Class B Common Share	$0.62	$3.90

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2013	2012

Antidilutive stock options	128,450	9,500

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

As of March 31, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment.

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

Segment information for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended March 31, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,961	$113	$56	$29,130

Provision for loan losses	(26)	-	(599)	(625)

Net refund transfer fees	-	-	12,014	12,014
Mortgage banking income	-	3,274	-	3,274
Bargain purchase gain - FCB	1,324	-	-	1,324
Other non interest income	5,397	8	508	5,913
Total non interest income	6,721	3,282	12,522	22,525

Total non interest expenses	25,182	863	5,257	31,302

Income before income tax expense	10,526	2,532	7,920	20,978
Income tax expense	3,964	886	2,772	7,622
Net income	$6,562	$1,646	$5,148	$13,356

Segment end of period assets	$3,316,188	$25,989	$59,181	$3,401,358

Net interest margin	3.60%	NM	NM	3.55%

	Three Months Ended March 31, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$27,872	$120	$45,228	$73,220

Provision for loan losses	3,131	-	8,039	11,170

Net refund transfer fees	-	-	71,749	71,749
Mortgage banking income	-	1,354	-	1,354
Net gain on sales, calls and impairment
of securities	56	-	-	56
Bargain purchase gain - TCB	27,899	-	-	27,899
Other non interest income	5,582	5	164	5,751
Total non interest income	33,537	1,359	71,913	106,809

Total non interest expenses	27,044	1,154	12,955	41,153

Income before income tax expense	31,234	325	96,147	127,706
Income tax expense	10,876	114	34,244	45,234
Net income	$20,358	$211	$61,903	$82,472

Segment end of period assets	$3,227,652	$10,498	$106,684	$3,344,834

Net interest margin	3.58%	NM	NM	7.76%

NM – Not Meaningful

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (“RB”) (collectively referred together as the “Bank”), and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC; TRS RAL Funding, LLC; and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; personal and corporate customers’ bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) included under Part 1 Item 1A “Risk Factors” of the Company 2012 Annual Report on Form 10-K.

Broadly speaking, forward-looking statements include:
●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:
●	loan delinquencies; non-performing, classified, or impaired loans; and troubled debt restructurings (“TDR”s);
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loan losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	future credit losses and the overall adequacy of the allowance for loan losses;
●	potential write-downs of other real estate owned (“OREO”);
●	potential recast adjustments to acquisition day fair values (“day-one fair values”);
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future impact of Company strategies to mitigate interest rate risk;
●	future long-term interest rates and their impact on the demand for Mortgage Banking products and warehouse lines of credit;
●	the future value of mortgage servicing rights;
●	the future operating performance of the Tax Refund Solutions (“TRS”) division;
●	future Refund Transfers (“RTs”) volume for TRS;
●	the impact to net income resulting from the termination of material TRS contracts;
●	future revenues associated with RTs at TRS;
●	future financial performance of Republic Payment Solutions (“RPS”);

●	future financial performance of Republic Credit Solutions (“RCS”);
●	potential impairment of investment securities;
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

●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations;
●	the Bank’s ability to maintain current deposit and loan levels at current interest rates; and
●	the Company’s ability to successfully implement future growth plans, including but not limited to the acquisition of failed banks.

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported TRS segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting. Net income, total assets and net interest margin by segment for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,562	$1,646	$5,148	$13,356
Segment assets	3,316,188	25,989	59,181	3,401,358
Net interest margin	3.60%	NM	NM	3.55%

	Three Months Ended March 31, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$20,358	$211	$61,903	$82,472
Segment assets	3,227,652	10,498	106,684	3,344,834
Net interest margin	3.58%	NM	NM	7.76%

NM – Not Meaningful

For expanded segment financial data see Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

As of March 31, 2013, in addition to an internet delivery channel, Republic had 44 full-service banking centers with locations as follows:

●	Kentucky – 34
o	Metropolitan Louisville – 20
o	Central Kentucky – 11
▪	Elizabethtown – 1
▪	Frankfort – 1
▪	Georgetown – 1
▪	Lexington – 5
▪	Owensboro – 2
▪	Shelbyville, Kentucky – 1
o	Northern Kentucky – 3
▪	Covington, Kentucky – 1
▪	Florence, Kentucky – 1
▪	Independence, Kentucky – 1
●	Southern Indiana – 3
o	Floyds Knobs – 1
o	Jeffersonville – 1
o	New Albany – 1
●	Metropolitan Tampa, Florida – 4*
●	Metropolitan Cincinnati, Ohio – 1*
●	Metropolitan Nashville, Tennessee – 1
●	Metropolitan Minneapolis, Minnesota – 1
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

(III)  Republic Processing Group segment

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under its TRS division. Nationally, through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products on-line.

OVERVIEW

Net income for the three months ended March 31, 2013 was $13.4 million, representing a decrease of $69.1 million, or 84%, compared to the same period in 2012. Diluted earnings per Class A Common Share decreased to $0.64 for the quarter ended March 31, 2013 compared to $3.92 for the same period in 2012.

Within the Company’s Traditional Banking segment, comparability of net income for the first quarter of 2013 to the same period in 2012 was significantly impacted by a $27.9 million bargain purchase gain recorded during the first quarter of 2012 from the acquisition of Tennessee Commerce Bank (“TCB”) in an FDIC-assisted transaction. There were no FDIC-assisted acquisitions during the quarter ended March 31, 2013.  Management believes that opportunities for FDIC-assisted transactions that fit within the Company’s strategic plan will likely decline in 2013 as compared to 2012.  As a result of the anticipated decline in FDIC-assisted opportunities, management also believes that the pricing for the transactions that do become available will be less favorable as competition increases for these limited opportunities.

In the Company’s RPG segment, net income for the first quarter of 2013 was $5.1 million, a decline of $56.8 million from the first quarter of 2012. RPG net income was significantly impacted by the previously disclosed elimination of the RAL product and the termination of material contracts with Liberty Tax Service (“Liberty”) and Jackson Hewitt Tax Service (“JHI”) during the third quarter of 2012. The RAL product, eliminated effective April 30, 2012, generated $45.0 million in revenues for the quarter ended March 31, 2012 and helped the Company maintain a competitive advantage related to RT revenues. With the elimination of RALs and the termination of the Liberty and JHI contracts during the third quarter of 2012, both the volume and the Company’s share of the revenue for the RT product were reduced in 2013. RT revenues for the first quarter of 2013 were $12.0 million, a decrease of $59.7 million, or 83%, from the same period in 2012.

The TRS segment of RPG derives substantially all of its revenues during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

Other general highlights by segment for the quarter ended March 31, 2013 consisted of the following:

Traditional Banking segment

●	Net income decreased $13.8 million for the first quarter of 2013 compared to the same period in 2012.

●	Provision for loan losses was a credit of $26,000 for the quarter ended March 31, 2013 compared to a charge of $3.1 million for the same period in 2012.

●
Net interest income increased $1.1 million, or 4%, for the first quarter of 2013 to $29.0 million. The Traditional Banking segment net interest margin increased two basis points for the quarter ended March 31, 2013 to 3.60%.

●
Total non-interest income decreased $26.8 million for the first quarter of 2013 compared to the same period in 2012 primarily due to a pre-tax bargain purchase gain of $27.9 million recognized in the first quarter of 2012 when Republic acquired TCB in an FDIC-assisted transaction on January 27, 2012.

●	Total non-interest expense decreased $1.9 million, or 7%, during the first quarter of 2013 compared to the first quarter of 2012.

●	Total non-performing loans to total loans for the Traditional Banking segment was 0.80% at March 31, 2013, compared to 0.82% at December 31, 2012 and 0.98% at March 31, 2012.

●	RB&T’s Warehouse Lending portfolio had $173 million in loans outstanding at March 31, 2013 compared to $217 million at December 31, 2012 and $60 million at March 31, 2012.

●	Gross loans declined by $52 million, or 2%, from December 31, 2012 to March 31, 2013.

●	Deposits grew by $89 million, or 4%, from December 31, 2012 to March 31, 2013.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $1.9 million or 142%, during the first quarter of 2013 compared to the same period in 2012.

●
Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first quarter of 2013 as the Bank initiated a $0 closing cost promotion. During the first quarter of 2013, Republic entered into rate lock agreements for clients with secondary market loan applications totaling $173 million compared to $97 million during the first quarter of 2012.

RPG segment

●	The total dollar volume of tax refunds processed during the first quarter 2013 tax season decreased $6.8 million, or 68%, from the first quarter 2012 tax season.

●	Total RT revenue declined $59.7 million, or 83%, during the first quarter of 2013 compared to the first quarter of 2012.

●	Net income decreased $56.8 million, or 92%, for the first quarter of 2013 compared to the same period in 2012.

●
RB&T permanently discontinued the offering of its RAL product effective April 30, 2012. Total RAL dollar volume was $795 million during the first quarter 2012 tax season. Total net interest income on the RAL product was $45.2 million during the first quarter 2012 tax season.

●	RPG recorded a credit to the provision for loan losses of $599,000 for the first quarter of 2013, compared to an $8.0 million charge for the same period in 2012.

●	Non-interest income was $12.5 million for the first quarter of 2013 compared to $71.9 million for the same period in 2012.

●	Non-interest expense was $5.3 million for the first quarter of 2013 compared to $13.0 million for the same period in 2012.

●
Liberty and JHI unilaterally terminated their contracts with RPG’s TRS division during the third quarter of 2012 and as a result, Republic processed no business during the first quarter of 2013 from either of these service providers.

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

Total Company net interest income decreased $44.1 million, or 60%, for the first quarter of 2013 compared to the same period in 2012. The total Company net interest margin decreased from 7.76% during the first quarter of 2012 to 3.55% for the first quarter of 2013.  The primary driver of the decrease in the total Company net interest margin was the discontinuation of the RAL product effective April 30, 2012.  The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.1 million, or 4%, for the quarter ended March 31, 2013 compared to the same period in 2012. The Traditional Banking net interest margin increased two basis points for the same period to 3.60%. The increase in net interest income during 2013 was directly attributable to an increase in the average balance of loans outstanding. Three distinguishable drivers occurring in the past 15 months that positively impacted the size of the loan portfolio as compared to the first quarter of 2012 and correspondingly provided a positive impact to net interest income.  The increase in net interest income from these three drivers was partially offset by continued margin compression of the Traditional Bank’s assets and liabilities from its banking center footprint that existed prior to its 2012 acquisitions of failed banks.  The three diving factors for the Traditional Bank’s increase in net interest income were as follows:

First, as discussed in more detail within the “Loan Portfolio” section of this filing, the Bank began offering its Mortgage Warehouse Lending product during June of 2011. During the quarter ended March 31, 2013, the Mortgage Warehouse Lending portfolio had average loans outstanding of $148 million achieving an average yield of 4.60% as compared to average loans outstanding of $40 million with a weighted average yield of 4.26% during the first quarter of 2012.  These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with 30 day LIBOR.

The second driver occurred on January 27, 2012 when RB&T acquired TCB. As part of the acquisition, RB&T acquired loans, net of loans put back to the FDIC, with a fair value of approximately $57 million and an initial projected effective yield of 7.94%. At March 31, 2013 TCB loans with a carrying value of $28 million were still outstanding. RB&T recorded net interest income from its acquired TCB assets and assumed liabilities of $1.5 million during the first quarter of 2013 compared to $1.1 million during the first quarter of 2012. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item I “Financial Statements.”

Lastly, the third driver occurred on September 7, 2012 when RB&T acquired FCB. As part of the FCB acquisition, the Bank acquired loans with a fair value of approximately $128 million and an initial projected effective yield of 7.36%. At March 31 31, 2013 FCB loans with a carrying value of $95 million were still outstanding.  RB&T recorded net interest income from its acquired FCB assets and assumed liabilities of $1.7 million during the first quarter of 2013 compared to no such income during the first quarter of 2012, as the acquisition took place during the third quarter of 2012. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

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

Republic Processing Group segment

Net interest income within the RPG segment decreased $45 million for the first quarter of 2013 compared to the same period in 2012. As discussed throughout, the decrease in net interest income at RPG was the result of the Company’s discontinuation of the RAL product effective April 30, 2012.

Table 1 – Total Company Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$509,006	$2,359	1.85%	$690,328	$3,868	2.24%
Federal funds sold and other interest-earning deposits	186,237	128	0.27%	645,863	427	0.26%
Refund Anticipation Loan fees(2)(4)	-	-	0.00%	96,303	45,080	187.24%
Traditional Bank loans and fees(2)(3)	2,582,932	31,914	4.94%	2,343,028	30,212	5.16%

Total interest-earning assets	3,278,175	34,401	4.20%	3,775,522	79,587	8.43%

Less: Allowance for loan losses	23,851			31,075

Non interest-earning assets:
Non interest-earning cash and cash equivalents	109,903			337,068
Premises and equipment, net	33,507			34,567
Other assets(1)	51,947			37,174
Total assets	$3,449,681			$4,153,256

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$652,151	$112	0.07%	$602,795	$116	0.08%
Money market accounts	528,964	168	0.13%	447,132	175	0.16%
Time deposits	204,191	392	0.77%	330,290	720	0.87%
Brokered money market and brokered CD's	126,600	383	1.21%	289,950	528	0.73%

Total deposits	1,511,906	1,055	0.28%	1,670,167	1,539	0.37%

Securities sold under agreements to repurchase and
other short-term borrowings	202,924	29	0.06%	271,322	112	0.17%
Federal Home Loan Bank advances	552,080	3,558	2.58%	681,518	4,086	2.40%
Subordinated note	41,240	629	6.10%	41,240	630	6.11%

Total interest-bearing liabilities	2,308,150	5,271	0.91%	2,664,247	6,367	0.96%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	570,619			922,628
Other liabilities	27,406			54,687
Stockholders' equity	543,506			511,694
Total liabilities and stockholders' equity	$3,449,681			$4,153,256

Net interest income		$29,130			$73,220

Net interest spread			3.29%			7.47%

Net interest margin			3.55%			7.76%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments – Debt and Equity Securities, is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $2.6 million and $46.0 million for the three months ended March 31, 2013 and 2012.
(3)	Average balances for loans include the principal balance of non-accrual loans and loans held for sale.
(4)	The RAL product was discontinued effective April 30, 2012.

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

Table 2 – Total Company Volume/Rate Variance Analysis for the Three Months Ended March 31, 2013 and 2012

		Three Months Ended March 31, 2013
		Compared to
		Three Months Ended March 31, 2012
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(1,509)	$(910)	$(599)
Federal funds sold and other interest-earning deposits	(299)	(315)	16
Refund Anticipation Loan fees	(45,080)	(45,080)	-
Traditional Bank loans and fees	1,702	3,002	(1,300)

Net change in interest income	(45,186)	(43,303)	(1,883)

Interest expense:

Transaction accounts	(4)	9	(13)
Money market accounts	(7)	29	(36)
Time deposits	(328)	(250)	(78)
Brokered money market and brokered CDs	(145)	(388)	243
Securities sold under agreements to repurchase and
other short-term borrowings	(83)	(23)	(60)
Federal Home Loan Bank advances	(528)	(818)	290
Subordinated note	(1)	-	(1)

Net change in interest expense	(1,096)	(1,441)	345

Net change in net interest income	$(44,090)	$(41,862)	$(2,228)

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses of $625,000 for the first quarter 2013, compared to a charge of $11.2 million for the same period in 2012. The significant components comprising the Company’s decreased provision for loan losses by business segment were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first quarter of 2013 was a net credit of $26,000, a $3.2 million decline from the $3.1 million net expense recorded during the first quarter of 2012. Annualized traditional bank net loan charge offs to average loans were 0.02% for the first quarter of 2013 compared to 0.65% for the same period in 2012. The significant decline in the provision for loan losses from the first quarter of 2012 to 2013 was primarily due to the following:

●
The Bank posted a $1.7 million net reduction in provision for loan losses associated with “Substandard” loans. During the first quarter of 2013 the Bank had no significant impairment charges for individually evaluated large relationships compared to the first quarter of 2012 when the Bank experienced $1.2 million in provision expense for two large classified real estate secured credits.

●
The Bank posted a $739,000 net reduction in provision for loan losses associated with “Special Mention/Watch” loans. During the first quarter of 2013, the Bank experienced a meaningful decline in the level of these classified loans.

●
The Bank posted a $298,000 net reduction in allocations associated with small dollar 90 day delinquent and non-performing loan portfolios, due primarily to the Bank’s updated loss migration analysis for these loan types.

●
The Bank posted a $426,000 net reduction in allocations associated with “Pass” rated loans. Approximately one third of the decline was associated with the decline in mortgage warehouse loans outstanding, while conversely, outstanding loan balances were increased during the first quarter of 2012, as the Bank began to actively market this product.

As a percentage of total loans, the Traditional Banking allowance for loan losses decreased to 0.91% at March 31, 2013 compared to 0.90% at December 31, 2012. The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2013.

See the sections titled “Allowance for Loan Losses and Provision for Loan Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the provision for loan losses and the Bank’s credit quality.

RPG segment

As discussed throughout, the Company ceased offering the RAL product effective April 30, 2012.  As a result, RPG had no RAL losses during the first quarter of 2013.  During the first quarter 2013, the Company recorded a credit of $599,000 to provision expense for recoveries of prior period losses. During the first quarter of 2012, the Company recorded a net provision expense of $8.0 million for estimated RAL losses in 2012.

An analysis of changes in the allowance for loan losses and selected credit quality ratios follows:

Table 3 – Summary of Loan Loss Experience for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Allowance for loan losses at beginning of period	$23,729	$24,063
Charge offs:

Residential real estate:
Owner occupied	(200)	(1,583)
Non owner occupied	(43)	(36)
Commercial real estate	(14)	(21)
Commercial real estate - purchased whole loans	-	-
Real estate construction	-	(1,295)
Commercial	-	-
Warehouse lines of credit	-	-
Home equity	(43)	(1,115)
Consumer:
Credit cards	(10)	(28)
Overdrafts	(175)	(118)
Other consumer	(69)	(71)
Refund Anticipation Loans	-	(10,754)
Total charge offs	(554)	(15,021)

Recoveries:

Residential real estate:
Owner occupied	98	117
Non owner occupied	8	12
Commercial real estate	18	33
Commercial real estate - purchased whole loans	-	-
Real estate construction	36	28
Commercial	5	8
Warehouse lines of credit	-	-
Home equity	39	6
Consumer:
Credit cards	5	20
Overdrafts	130	144
Other consumer	75	67
Refund Anticipation Loans	599	3,085
Total recoveries	1,013	3,520
Net loan charge offs	459	(11,501)

Provision for loan losses - Traditional Banking	(26)	3,131
Provision for loan losses - Refund Anticipation Loans	(599)	8,039
Total provision for loan losses	(625)	11,170

Allowance for loan losses at end of period	$23,563	$23,732

Credit Quality Ratios:
Allowance for loan losses to total loans	0.91%	0.99%
Allowance for loan losses to non performing loans	113%	102%
Annualized net loan charge offs to average loans outstanding	-0.07%	1.89%

Non-interest Income (Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012)

Non-interest income decreased $84.3 million, or 79%, for the first quarter of 2013 compared to the same period in 2012. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $26.8 million for the first quarter of 2013 compared to the same period in 2012.

Service charges on deposit accounts decreased from $3.3 million for the first quarter of 2012 to $3.2 million for the first quarter of 2013.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total net per item fees included in service charges on deposits for the quarter ended March 31, 2013 and 2012 were $1.8 million for both periods. The total net daily overdraft charges included in interest income for the quarter ended March 31, 2013 and 2012 were $387,000 and $402,000.

The Bank recorded an initial bargain purchase gain of $27.9 million during the first quarter of 2012 related to its acquisition of TCB. The bargain purchase gain was recast downward by $96,000 and $189,000 during the quarters ended June 30, 2012 and September 30, 2012, respectively, for a final day-one bargain purchase gain of $27.6 million. The bargain purchase gain was realized because the overall price paid by RB&T for TCB was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the acquisition.

The Bank recorded an initial bargain purchase gain of $27.1 million during the third quarter of 2012 related to its acquisition of FCB. The bargain purchase gain was recast upward by $712,000 and $1.3 million during the quarters ended December 31, 2012 and March 31, 2013, respectively, resulting in a total recasted bargain purchase gain of $29.1 million.  While future recasts of the FCB bargain purchase gain are possible, management does not currently anticipate additional future adjustments to the FCB bargain purchase gain, as a significant amount of information regarding facts and circumstances that existed as of the acquisition date about the assets acquired and liabilities assumed from FCB is now available to management.  As a result, management considers the measurement period for the FCB day-one fair values to be closed as of March 31, 2013 but reserves the right to make future adjustments if material information that existed as of the acquisition date of September 7, 2012 becomes available.

During 2012, the Bank recognized net securities gains in earnings for TCB acquired securities of $56,000. Subsequent to the acquisition of TCB, management concluded that these securities did not fit the profile of securities traditionally purchased by the Bank and thus sold them during the first quarter 2012.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Republic Processing Group segment

RPG non interest income decreased $59.4 million, or 83%, during the first quarter of 2013 compared to the same period in 2012.  The decrease was the result of increased pricing pressures via revenue sharing, increased competition resulting from the elimination of the RAL product and the previously disclosed termination of material contracts with JHI and Liberty.

With regard to the TRS business segment, TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products were historically at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Agreement, RB&T discontinued RALs effective April 30, 2012. Without the ability to originate RALs, RB&T continues to face increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T has incurred substantial pressure on its profit margin for RT products via revenue sharing arrangements with its various partners.

Furthermore, RB&T’s resolution of its differences with the FDIC through a Stipulation Agreement and Consent Order (collectively, the “Agreement”) also negatively impacts RB&T’s ability to originate RT products. As previously disclosed, the Agreement contains a provision for an ERO Plan to be administered by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that may not currently be required by regulators for RB&T’s competitors in the tax business. These additional requirements may make attracting new relationships, retaining existing relationships, and maintaining profit margin for RTs more difficult for RB&T. Management estimates RT revenues could continue to be reduced beyond 2013 if these competitive disadvantages remain in place.

In addition to the reduced profit margin the Company experienced with its RT volume during the first quarter of 2013 due to the factors noted in the previous two paragraphs, the Company also experienced a significant decrease in RT volume as a result of the termination of the Company’s contracts with JHI and Liberty.  As previously disclosed in a Form 8-K filed on August 29, 2012, JHI unilaterally terminated its contract with Republic on August 27, 2012.  In addition, as previously disclosed in a Form 8-K filed on September 19, 2012, Liberty unilaterally terminated its contract with Republic on September 18, 2012. On a combined basis, these contracts represented approximately 53% of the Company’s 2012 RT volume.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.9 million, or 142%, during the first quarter of 2013 compared to the same period in 2012.  Mortgage banking income was positively impacted by an increase in secondary market loan volume during the quarter ended March 31, 2013, which resulted from the continued low long-term interest rate environment and the Bank’s $0 closing costs promotion.  Overall, customer rate lock activity for secondary market loans increased from $97 million during the first quarter of 2012 to $173 million during the first quarter of 2013.  Approximately 10% of the first quarter 2013 originated loans were for purchase transactions, while 90% were to refinance an existing loan at Republic or another financial institution.

Non interest Expenses

Total Company non-interest expenses decreased $9.9 million, or 24%, during the first quarter of 2013 compared to the same period in 2012. The most significant components comprising the decrease in non-interest expense by business segment were as follows:

Traditional Banking segment

For the first quarter of 2013 compared to the same period in 2012, Traditional Banking non-interest expenses decreased $1.9 million, or 7%.

Salaries and benefits increased $1.1 for the first quarter of 2013. Contributing to the Bank’s rise in salaries and benefits was an increase in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which rose from 656 at March 31, 2012 to 730 at March 31, 2013. The increase in the Bank’s FTEs was the result of retaining employees at the acquired banks and the hiring of additional employees to support the acquired operations and the Bank’s long-term growth plans.

Contributions expense decreased $602,000 due to the Traditional Bank’s $625,000 portion of a first quarter 2012 contribution to the Republic Bank Foundation in 2012. See additional discussion below under “Republic Processing Group segment.”

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with this prepayment.

Data processing expense decreased $426,000 during the first quarter of 2013 compared to the same period in 2012 primarily due to $283,000 in TCB-related conversion costs that were incurred during the first quarter of 2012.

Other real estate owned expense increased $318,000 during the quarter ended March 31, 2013 compared to the same period in 2012, with $217,000 of the increase attributable to on-going costs for properties acquired from the 2012 acquisitions of failed banks.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Republic Processing Group segment

For the first quarter of 2013 compared to the same period in 2012, RPG non-interest expenses decreased $7.7 million.

Salaries and employee benefits decreased $2.0 million, or 48%, for the first quarter of 2013 compared to the first quarter of 2012. The first quarter of 2013 reflected lower contract labor staffing costs and reduced incentive compensation accruals tied to the expected achievement of TRS gross operating profit goals.

Legal expense at RPG was $161,000 for the first quarter of 2013 compared to $34,000 for the first quarter of 2012. The increase in legal expense was directly related to on-going costs associated with the Company’s disagreement with JHI and Liberty regarding the termination of its material contracts these vendors.

Charitable contribution expense declined $1.9 million at RPG from the first quarter of 2012 compared to the same period in 2013. The decrease was due to RPG’s $1.9 million portion of a first quarter 2012 contribution to the Republic Bank Foundation in 2012.  The contribution was allocated between the Company’s business operating segments using a formula based on pre-tax profits for the quarter.  No such contributions to the Foundation were made during the first quarter of 2013.

The following expenses and their related decreases were a function of the elimination of the RAL product and the decline in RT volume year over year:

●	Occupancy and equipment expense decreased $630,000;
●	Communication and transportation expenses decreased $1.6 million;
●	Supplies expense decreased $509,000;
●	Bank franchise taxes decreased $362,000;
●	FDIC insurance expense decreased $125,000; and
●	Audit and professional fees decreased $610,000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $207 million in cash and cash equivalents at March 31, 2013 compared to $138 million at December 31, 2012.  Approximately $48 million of this cash is associated with short-term funds from tax refunds through RPG that is expected to exit the bank during the second quarter of 2013. The Bank maintained $2 million in a money market account as collateral to secure settlement obligations related to the RPG segment’s prepaid card program as of March 31, 2012. No similar collateral was maintained as of December 31, 2012.

For cash held at the Federal Reserve Bank (“FRB”), the Bank earns a yield of 0.25%. For all other cash held within the Bank’s branch and ATM networks, the Bank does not earn interest. Due to ongoing contraction within the Bank’s net interest margin, management is anticipating it will maintain a general strategy during 2013 to keep minimal amounts of cash on its balance sheet, within Board approved policy limits.

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

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Bank” of Part I Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $52 million, or 2% during 2013 to $2.6 billion at March 31, 2013.

In June 2011, the Bank began offering warehouse lines of credit and had $173 million in outstanding loans from $313 million in committed lines of credit at March 31, 2013. Through these credit lines, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables mortgage banking customers to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and are collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of December 31, 2012, the Bank had $217 million of outstanding loans from total committed credit lines of $331 million. The decrease in the outstanding balances of warehouse loans was due primarily to seasonality of the program as mortgage production among the Bank’s clients tends to slow down during the first quarter of the year as compared to the end of the year. In addition, the average number of days for individual advances on the warehouse line declined from 17 days during December 2012 to 15 days during March 2013, contributing to the decline in the outstanding balance.

RB&T’s warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients. For the quarter ended March 31, 2013 the Bank’s warehouse volume consisted of 47% purchase transactions in which the mortgage company’s borrower was purchasing a new residence, and 53% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates. RB&T’s warehouse lending business has benefited from recent low or declining long-term residential mortgage rates which have incentivized a high volume of borrowers to refinance their mortgages. Increases in long-term residential mortgage interest rates will likely decrease refinance activity; and, without an equivalent increase in purchases and/or growth in RB&T’s warehouse client base, would have an adverse impact on the Bank’s net interest income.

In an effort to grow its loan portfolio and further combat net interest margin compression, the Company began offering a 15-year fixed-rate commercial real estate (“CRE”) loan during the first quarter of 2013. The initial offering rate on these loans was 3.5% when the program was started in January of 2013, but was later adjusted to 3.79% in February 2013, due to the overall strong demand at the lower rate.  During the quarter, the Company closed approximately $20 million of these loans with a weighted average rate of approximately 3.50%. The Company’s pipeline of these loans that were in process and still being underwritten at quarter-end was approximately $75 million. To mitigate its interest rate risk, the Company plans to continue to extend borrowings from the Federal Home Loan Bank to protect itself in a rising interest rate environment.

2012 Acquisitions of Failed Banks:

The contractual amount of the loans purchased in the TCB transaction decreased from $42 million as of the December 31, 2012 to $36 million as of March 31, 2013. The carrying value of the loans purchased in the TCB transaction was $31 million at December 31, 2012 compared to $28 million as of March 31, 2013.

The contractual amount of the loans purchased in the FCB transaction decreased from $139 million as of December 31, 2012 to $121 million as of March 31, 2013. The carrying value of the loans purchased in the FCB transaction was $108 million as of December 31, 2012 compared to $95 million as of March 31, 2013.

Asset Quality

The composition of loans classified within the allowance for loan losses follows:

Table 4 – Classified Assets

(in thousands)	March 31, 2013	December 31, 2012

Loss	$-	$-
Doubtful	-	-
Substandard	38,562	36,304
Special Mention/Watch	42,609	48,458
Purchased Credit Impaired Loans Group 1	72,252	87,033
Purchased Credit Impaired Loans Group 2	1,141	1,160

Total Classified Loans	$154,564	$172,955

Purchased loans accounted for under Accounting Standards Codification (“ASC”) Topic 310-20 are accounted for as are any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20, are considered in the determination of the required allowance for loan and lease losses.

Related to purchased credit impaired loans accounted for under ASC Topic 310-30 (“PCI”), management separately monitors this portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

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

PCI-1 loans may include loans that qualify as TDRs, and therefore are considered impaired under the applicable TDR accounting standards. These TDRs within the PCI-1 category, however, will not be downgraded to Purchased Credit Impaired Group 2 (“PCI-2”) loans and will not require an additional provision for loan losses if their restructured cash flows are within management’s initial expectations when the loans were booked at fair value as of the date of acquisition. At March 31, 2013 and December 31, 2012, there were approximately $2.8 million and $3.2 million in purchased credit impaired loans past due 90 days or more and still on accrual status. Not all of these loans from either period end were classified as PCI-2 loans, as a portion had performance levels that were within management’s day-one cash flow expectations.

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

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.  The general component of the allowance for loans losses is 90-day delinquent, non-accrual and smaller dollar commercial-related loans that are evaluated on a pooled basis as well as non-classified loans.  The general component is based on historical loss experience with potential adjustments for qualitative factors. For the impact on the allowance for loan losses of loans acquired in the acquisitions of failed banks, see additional discussion under “2012 Acquisitions of Failed Banks” of Part 1 Item 1 “Financial Statements.”

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

●	All loans classified as PCI-2; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank maintains a list of classified commercial, commercial real estate loans and large single family residential and home equity loans. The Bank reviews and monitors these classified loans on a regular basis. Generally, loans are designated as classified to ensure more frequent monitoring. Classified loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.

Loans, including impaired loans, but excluding consumer and PCI loans, are typically placed on non-accrual status when the loans become past due 80 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recent payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off. Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. PCI loans are separately monitored and reviewed at least quarterly against the factors and assumptions used in determining the day-one fair values. PCI loans would be placed on non-accrual when management determines that based on estimated cash flow, the Bank will be unable to accrete any yield on such loan. PCI loans may also be placed on non-accrual if management cannot reasonably estimate future cash flows on such loans.

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

The general component of the allowance for loan losses covers loans collectively evaluated for impairment and is based on historical loss experience with potential adjustments for current relevant qualitative factors. The historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless classified as TDRs.

For “Pass” rated or nonrated loans, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan class. Management evaluates the following historical loss rate scenarios:

●	Rolling four quarter average
●	Rolling eight quarter average
●	Rolling twelve quarter average
●	Rolling sixteen quarter average
●	Current year to date historical loss factor (average)
●	Prior annual three year historical loss factors
●	Peer group data

Currently, management has assigned a greater emphasis to the higher of the rolling eight, twelve, or sixteen quarter averages when determining its historical loss factors for its “Pass” rated and nonrated loans.

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

Loan classes are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

●	Changes in nature, volume and seasoning of the loan portfolio;
●	Changes in experience, ability, and depth of lending management and other relevant staff;
●	Changes in the quality of the Bank’s loan review system;
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	Changes in the volume and severity of past due, nonaccrual and classified loans;
●	Changes in the value of underlying collateral for collateral-dependent loans;
●
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including the condition of various market segments;

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

Allowance for Loan Losses

The Bank’s allowance for loan losses decreased $166,000 during the first quarter of 2013 to $23.6 million at March 31, 2013. As a percent of total loans, the traditional banking allowance for loan losses increased to 0.91% at March 31, 2013 compared to 0.90% at December 31, 2012.

Notable fluctuations in the allowance for loan losses were as follows:

●	The Bank increased its “Substandard” rated loan loss allowance by a net $329,000 during 2013 as the balance in assets so classified increased $2 million during 2013.

●	The Bank decreased its “Special Mention/Watch” rated loan loss allowance by a net $109,000 during 2013 consistent with the decrease in this portfolio balance.

●
Primarily as a result of an updated loss migration analysis conducted on the Bank’s small dollar, retail 90-day delinquent and/or non-accrual portfolio, the Bank decreased its loan loss allowance by a net $218,000 during 2013.

●	The Bank experienced a decline in its overall allowance for its “Pass” rated credits of $168,000 during 2013. The majority of this decline was associated with the seasonal decline in mortgage warehouse loans outstanding.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $18 million at March 31, 2013, with approximately $10 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $18 million at December 31, 2012, with approximately $10 million of these loans also reported as TDRs.

Non-performing loans to total loans decreased to 0.80% at March 31, 2013, from .82% at December 31, 2012, as the total balance of non-performing loans decreased by $766,000 during the three months ended March 31, 2013.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 5 – Non-performing Loans and Non-performing Assets

dollars in thousands)	March 31, 2013	December 31, 2012

Loans on non-accrual status (1)	$18,161	$18,506
Loans past due 90 days or more and still on accrual (2)	2,752	3,173

Total non-performing loans	20,913	21,679
Other real estate owned	18,689	26,203
Total non-performing assets	$39,602	$47,882

Credit Quality Ratios - Total Company
Non-performing loans to total loans	0.80%	0.82%
Non-performing assets to total loans (including OREO)	1.51%	1.79%
Non-performing assets to total assets	1.16%	1.41%

Credit Quality Ratios - Acquired Banks
Non-performing loans to total loans	2.26%	2.29%
Non-performing assets to total loans (including OREO)	9.85%	11.54%
Non-performing assets to total assets	8.87%	8.73%

(1)	Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.
(2)	Purchased credit impairment loans which are 90 days or more and still on accrual are considered performing within day-one expectations and classified as PCI-1.

Approximately $13 million, or 60%, of the Bank’s total non-performing loans at March 31, 2013 was concentrated in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” The Bank’s non-performing residential real estate concentration was $11 million, or 53%, as of December 31, 2012.

Approximately $5 million, or 21%, of the Bank’s total non-performing loans was concentrated in the commercial real estate and real estate construction loan portfolios as of March 31, 2013. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. The Bank’s non-performing commercial and construction real estate concentration was $7 million, or 31%, as of December 31, 2012.

The composition of the Bank’s non-performing loans follows:

Table 6 – Non-performing Loan Composition

(in thousands)	March 31, 2013	December 31, 2012

Residential real estate:
Owner occupied	$10,686	$10,028
Non owner occupied	1,779	1,376
Commercial real estate	2,267	4,468
Commercial real estate - purchased whole loans	-	-
Real estate construction	2,226	2,308
Commercial	2,179	1,534
Warehouse lines of credit	-	-
Home equity	1,646	1,868
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	130	97

Total non-performing loans	$20,913	$21,679

Table 7 – Non-performing Loans to Total Loans by Loan Type

(in thousands)	March 31, 2013	December 31, 2012

Residential real estate:
Owner occupied	0.93%	0.87%
Non owner occupied	2.58%	1.85%
Commercial real estate	0.33%	0.64%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	2.70%	2.88%
Commercial	1.66%	1.17%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.71%	0.77%
Consumer:
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.94%	0.60%

Total non performing loans to total loans	0.80%	0.82%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specific value range follows:

Table 8 – Stratification of Non-performing Loans

	Number of Loans and Unpaid Principal Balance
March 31, 2013 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner Occupied	72	$3,501	26	$4,329	3	$2,856	101	$10,686
Non-owner occupied	12	667	2	565	1	547	15	1,779
Commercial real estate	3	159	8	2,108	-	-	11	2,267
Real estate construction	-	-	4	1,199	1	1,027	5	2,226
Commecial	4	150	3	869	1	1,160	8	2,179
Warehouse lines of credit	-	-	-	-	-	-	-	-
Home equity	28	625	5	1,021	-	-	33	1,646
Consumer:	-	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-	-
Other Consumer	24	130	-	-	-	-	24	130

Total	143	$5,232	48	$10,091	6	$5,590	197	$20,913

	Number of Loans and Unpaid Principal Balance
December 31, 2012 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner Occupied	82	$3,993	31	$5,411	1	$624	114	$10,028
Non-owner occupied	15	798	2	578	-	-	17	1,376
Commercial real estate	5	137	7	1,805	3	2,526	15	4,468
Real estate construction	1	76	4	1,205	1	1,027	6	2,308
Commecial	2	97	1	237	1	1,200	4	1,534
Warehouse lines of credit	-	-	-	-	-	-	-	-
Home equity	33	826	6	1,042	-	-	39	1,868
Consumer:	-	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-	-
Other Consumer	19	97	-	-	-	-	19	97

Total	157	$6,024	51	$10,278	6	$5,377	214	$21,679

Approximately $6 million in non-performing loans at December 31, 2012, were removed from the non-performing loan classification during the first quarter 2013. Approximately $62,000, or 1%, of these loans were removed from the non-performing category because they were charged-off. Approximately $881,000, or 14%, in loan balances were transferred to OREO with $2 million, or 33%, refinanced at other financial institutions. The remaining $3 million, or 52%, were returned to accrual status for performance reasons, such as six consecutive months of performance. Of the $3 million returned to accrual status, one relationship of approximately $2 million accounted for 54% of the total amount returned to accrual status.

The following tables detail the activity of the Bank’s non-performing loans:

Table 9 – Rollforward of Non-performing Loan Activity

(in thousands)	2013	2012

Non-performing loans at January 1,	$21,679	$23,306
Loans added to non-performing status	5,917	5,054
Non-performing loans purchased	-	1,476
Loans removed from non-performing status	(6,450)	(4,798)
Principal paydowns	(233)	(328)

Non-performing loans at March 31,	$20,913	$24,710

Table 10 – Detail of Loans Removed from Non-Performing Status

(in thousands)	2013	2012

Loans charged-off	$(62)	$(932)
Loans transferred to OREO	(881)	(2,010)
Loans refinanced at other institutions	(2,136)	(1,266)
Loans returned to accrual status	(3,371)	(590)

Total loans removed from non-performing status	$(6,450)	$(4,798)

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of March 31, 2013, are adequate to absorb probable losses on all non-performing loans.

Delinquent Loans

Delinquent loans to total loans decreased to 0.76% at March 31, 2013, from 0.79% at December 31, 2012, as the total balance of delinquent loans decreased by over $1 million for the same period. With the exception of PCI loans, traditional bank loans 90 days past due or more as of March 31, 2013 and December 31, 2012 were on non-accrual status.

The composition of the Bank’s past due loans follows:

Table 11 – Delinquent Loan Composition

(in thousands)	March 31, 2013	December 31, 2012

Residential real estate:
Owner occupied	$9,275	$8,900
Non owner occupied	1,439	2,899
Commercial real estate	2,477	2,640
Commercial real estate - purchased whole loans	-	-
Real estate construction	2,561	2,124
Commercial	2,368	2,262
Warehouse lines of credit	-	-
Home equity	1,420	1,654
Consumer:
Credit cards	74	65
Overdrafts	118	168
Other consumer	81	132

Total delinquent loans	$19,813	$20,844

Table 12 – Delinquent Loans to Total Loans by Loan Type (1)

(in thousands)	March 31, 2013	December 31, 2012

Residential real estate:
Owner occupied	0.80%	0.78%
Non owner occupied	2.08%	3.89%
Commercial real estate	0.36%	0.38%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	3.10%	2.65%
Commercial	1.80%	1.73%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.61%	0.68%
Consumer:
Credit cards	0.90%	0.75%
Overdrafts	13.07%	17.59%
Other consumer	0.59%	0.81%

Total delinquent loans to total loans	0.76%	0.79%
__________________
(1) – Represents total loans over 30 days past due divided by total loans.

As detailed in the tables above, past due loans within the residential real estate, commercial real estate and home equity categories improved significantly, or $1.5 million, from December 31, 2012 to March 31, 2013, while real estate construction and commercial delinquencies increased $543,000 for the same period.

Approximately $7 million in delinquent loans at December 31, 2012, were removed from delinquent status as of March 31, 2013. Approximately $62,000, or 1%, of these loans were removed from the delinquent category because they were charged-off. Approximately $2 million, or 32%, in loan balances were transferred to OREO with $2 million, or 37%, refinanced at other financial institutions. The remaining $2 million, or 30%, in delinquent loans paid current in 2013.

The Bank had $123 million in loans outstanding related to the 2012 acquisitions of failed banks at March 31, 2013, with approximately $4 million of the purchased loans (accounted for under both ASC Topic 310-20 and ASC Topic 310-30) past due 30 or more days.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Table 13 – Rollforward of Delinquent Loan Activity

(in thousands)	2013	2012

Delinquent loans, January 1,	$20,844	$24,433
Traditional bank loans that became delinquent	4,645	12,489
Acquired bank loans that became delinquent	1,181	997
Net change in delinquent credit cards and demand deposit accounts	(41)	(67)
Delinquent loans removed from delinquent status (see table below)	(6,541)	(10,447)
Principal paydowns of loans delinquent in both periods	(275)	(216)

Delinquent loans, March 31,	$19,813	$27,189

Table 14 – Detail of Delinquent Loans Removed From Delinquent Status

(in thousands)	2013	2012

Loans charged-off	$(62)	$(14)
Loans transferred to OREO	(2,082)	(1,680)
Loans refinanced at other institutions	(2,410)	-
Loans paid current	(1,987)	(8,753)

Total delinquent loans removed from delinquent status	$(6,541)	$(10,447)

Impaired Loans and Troubled Debt Restructurings

The Bank defines impaired loans as follows:

●	All loans internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans on non-accrual status;
●
All retail and commercial troubled debt restructurings (“TDRs”). TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

●	All loans classified as PCI-2; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $116 million at March 31, 2013 compared to $106 million at December 31, 2012. Impaired loans from the 2012 acquisitions of failed banks totaled $25 million at March 31, 2013, compared to $18 at December 31, 2012.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of March 31, 2013, the Bank had $104 million in TDRs, of which $18 million were also on non-accrual status. As of December 31, 2012, the Bank had $93 million in TDRs, of which $15 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 15 – Impaired Loan Composition

(in thousands)	March 31, 2013	December 31, 2012

Troubled debt restructurings	$103,780	$93,003
Classifed impaired loans (which are not TDRs)	12,262	12,704

Total impaired loans	$116,042	$105,707

See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s OREO follows:

Table 16 – Other Real Estate Owned Composition

(in thousands)	March 31, 2013	December 31, 2012

Residential real estate	$3,700	$6,281
Commercial real estate	4,571	7,693
Real estate construction	10,418	12,229

Total other real estate owned	$18,689	$26,203

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 17 – Stratification of Other Real Estate Owned

	Number of Properties and Carrying Value Range
March 31, 2013 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	25	$1,116	5	$1,250	2	$1,334	32	$3,700
Commercial real estate	-	-	4	966	4	3,605	8	4,571
Real estate construction	3	154	13	2,684	4	7,580	20	10,418

Total	28	$1,270	22	$4,900	10	$12,519	60	$18,689

	Number of Properties and Carrying Value Range
December 31, 2012 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	30	$1,665	12	$2,735	3	$1,881	45	$6,281
Commercial real estate	-	-	7	1,826	6	5,867	13	7,693
Real estate construction	5	105	14	2,897	6	9,227	25	12,229

Total	35	$1,770	33	$7,458	15	$16,975	83	$26,203

Table 18 – Rollforward of Other Real Estate Owned Activity

(in thousands)	2013	2012

Balance, January 1,	$26,203	$10,956
OREO acquired from failed bank acquisitions at fair value	-	10,830
Transfer from loans to OREO	897	8,722
Proceeds from sale	(8,322)	(6,270)
Net gain on sale	277	137
Writedowns	(366)	(226)

Balance, March 31,	$18,689	$24,149

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

Approximately $10 million of the total Company OREO balance at March 31, 2013 related to the 2012 acquisitions of failed banks. Approximately $1 million of this balance was tied to retail residential real estate properties, $5 million to construction real estate, and the remaining $4 million tied to commercial real estate. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Approximately $8 million of the OREO balance at March 31, 2013 related to loans transferred to OREO in connection with the Banks traditional lending markets. Approximately $3 million of this balance was tied to retail residential real estate properties, $5 million to construction real estate, with the remaining $459,000 tied to commercial real estate. Approximately 88%, or $4 million, of the construction balance related to one land development property added during the first quarter of 2012 located in the Bank’s greater Louisville, Kentucky market.

Deposits

Total Company deposits increased $89 million, or 4%, from December 31, 2012 to $2 billion at March 31, 2013. Total Company interest-bearing deposits increased $44 million, or 3% and total Company non-interest bearing deposits increased $45 million, or 9%. Deposits related to the 2012 acquisitions of failed banks totaled $90 million at March 31, 2013. Former TCB deposits consisted of non-interest bearing of $29 million in interest-bearing deposits and $5 million in non-interest bearing deposits, while former FCB deposits consisted of $49 million in interest-bearing deposits and $7 million in non-interest bearing deposits.

Excluding non-interest bearing deposits associated with the 2012 acquisitions of failed banks, non-interest bearing deposits increased $45 million, or 10%, during 2013. Approximately $43 million of this increase was related to short-term float associated with client tax refund proceeds from RPG.

During most of 2012, non-interest bearing accounts, in general, remained an attractive product offering to clients due to the unlimited FDIC insurance feature. This unlimited guaranty by the FDIC expired on December 31, 2012. Management does not believe that the expiration of the unlimited FDIC insurance guaranty had an immediate negative impact on the Bank’s non-interest bearing deposit balances, however, at this time, management cannot precisely predict the future impact that may yet occur.

Excluding interest-bearing deposits associated with the 2012 acquisitions of failed banks, interest-bearing deposits increased $66 million, or 5%, during 2013. Approximately $32 million of the increase in interest bearing deposits represented a transfer by one account out of a repurchase agreement into the NOW category of deposits.  At this time, management is uncertain as to the long-term nature of this large deposit.

See additional discussion regarding the 2012 acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing under Part I Item 1 “Financial Statements.”

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $131 million, or 52%, during the first three months of 2013. Approximately $32 million of this decline was related to the previously discussed transfer into deposits by one customer relationship. Approximately $53 million of the decrease in repurchase agreements was from two customer relationships that transferred their funds to another financial institution as the result of a bid process.  The remaining decrease was related to customary account fluctuations as these balances are subject to large fluctuations on a daily basis.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $30 million, or 6%, from December 31, 2012 to $573 million at March 31, 2013. During the first quarter of 2013, the Bank borrowed $30 million in FHLB advances to fund its 15-year fixed commercial loan product initiative. These advances had a weighted average rate of 1.24%.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer-term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With many of the Bank’s expected loan originations during 2013 having repricing terms longer than five years, management will likely elect to borrow additional funds during the year to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 134% at March 31, 2013 and 143% at December 31, 2012. At March 31, 2013 and December 31, 2012, the Bank had cash and cash equivalents on-hand of $207 million and $138 million. In addition, the Bank had available collateral to borrow an additional $470 million and $472 million from the FHLB at March 31, 2013 and December 31, 2012. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $196 million available through various other financial institutions as of March, 31 2013, while the holding company had available $20 million through its own borrowing line.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2013 and December 31, 2012, these pledged investment securities had a fair value of $261 million and $335 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2013, the Bank had approximately $299 million from 52 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 10 largest non-sweep deposit relationships represented approximately $154 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $537 million at December 31, 2012 to $543 million at March 31, 2013. The increase in stockholders’ equity was primarily attributable to net income earned during 2013 reduced by cash dividends declared. Stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended March 31, 2013.

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2013, RB&T could, without prior approval, declare dividends of approximately $73 million. The Company does not plan to pay dividends from its Florida subsidiary, RB, in the foreseeable future.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 15.76% at March 31, 2013 compared to 14.89% at December 31, 2012. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2004, the Bank executed an intragroup trust preferred transaction, with the purpose of providing RB&T access to additional capital markets, if needed, in the future. The subordinated debentures held by RB&T, as a result of this transaction, however, are treated as Tier 2 Capital based on requirements administered by the Bank’s federal banking agency. If RB&T’s Tier I Capital ratios should not meet the minimum requirement to be well-capitalized, the Bank could immediately modify the transaction in order to maintain its well-capitalized status.  In March 2013, the Bank applied with its regulators to unwind the intragroup trust preferred transaction.  If approved, the Company expects to unwind the transaction during the second quarter of 2013 with the cash utilized to pay off the transaction remaining at Parent Company, Republic Bancorp.  Unwinding of the transaction will have no impact on Republic Bank & Trust Company’s two Tier 1 related capital ratios and  is expected to have only a minimal impact on its Total Risk Based Capital ratio, once completed.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2013 and December 31, 2012:

Table 19 – Capital Ratios

	As of March 31, 2013		As of December 31, 2012
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$582,022	26.23%	$581,189	25.28%
Republic Bank & Trust Co.	461,484	21.61	451,898	20.37
Republic Bank	15,481	18.31	14,494	18.02

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$559,785	25.23%	$558,982	24.31%
Republic Bank & Trust Co.	416,870	19.52	407,261	18.36
Republic Bank	14,408	17.04	13,474	16.75

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$559,785	16.44%	$558,982	16.36%
Republic Bank & Trust Co.	416,870	12.43	407,261	12.18
Republic Bank	14,408	13.14	13,474	13.43

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

The Company did not run a model simulation for declining interest rates as of March 31, 2013 because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of March 31, 2013 was marginally better than the indicated change as of December 31, 2012 in an “up” interest rate scenario.

The reason for the improvement in the Company’s position in an “up” interest rate environment was primarily from an increase in long-term FHLB advances during 2012 and 2013. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next twelve month period, liabilities with a repricing duration of greater than one year will positively impact net interest income in an “up” rate scenario. While this growth in advances positively impacted the Company’s interest rate risk position in a rising rate environment, it negatively impacted the Company’s current earnings, in the near-term, due to an increase in its cost of funds.

Management also projects that it will likely utilize additional long-term advances for the remainder of 2013 to further mitigate its risk from future increases in interest rates. How much in advances it extends out will be dependent upon circumstances at that time. When the Bank obtains longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then-current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

The following table illustrates Republic’s projected net interest income sensitivity profile based on the asset/liability model as of March 31, 2013. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the 12 months from April 1, 2012 through March 31, 2013, loan fees included in interest income were $7.4 million.

Table 20 – Traditional Banking Interest Rate Sensitivity for 2013

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$309	$46	$223	$400	$428
Investment securities	10,801	9,171	11,802	14,135	16,297
Loans, excluding loan fees (1)	119,771	118,167	123,900	131,766	140,721
Total interest income, excluding loan fees	130,881	127,384	135,925	146,301	157,446

Projected interest expense:
Deposits	4,590	3,871	9,832	18,116	26,881
Securities sold under agreements to repurchase	292	24	611	1,494	2,670
Federal Home Loan Bank advances and other
long-term borrowings	16,827	14,381	14,557	14,737	13,813
Total interest expense	21,709	18,276	25,000	34,347	43,364

Net interest income, excluding loan fees	$109,172	$109,108	$110,925	$111,954	$114,082
Change from base			$1,817	$2,846	$4,974
% Change from base			1.67%	2.61%	4.56%

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

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and that she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit is expected to consider a recent ruling of the U.S. Supreme Court in yet another case with a similar standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2013 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	23,000	$21.32	23,000
February 1 - February 28	169,845	21.19	169,845
March 1 - March 31	-	-	-
Total	192,845	$21.21	192,845	330,874

During 2013, the Company repurchased approximately 193,000 shares and there were no shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2013, the Company had 330,874 shares which could be repurchased under its current share repurchase programs.

During 2013, there were approximately 7,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

101**
Interactive data files: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 9, 2013	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 9, 2013	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer