Form 10-Q
period 2013-06-30
REPUBLIC BANCORP INC /KY/
filed 2013-08-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2013, was 18,522,139 and 2,260,095 respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$97,690	$137,691
Securities available for sale	420,331	438,246
Securities to be held to maturity (fair value of $55,704 in 2013 and $46,416 in 2012)	55,169	46,010
Mortgage loans held for sale	24,174	10,614
Loans, net of allowance for loan losses of $22,491 and $23,729 (2013 and 2012)	2,595,538	2,626,468
Federal Home Loan Bank stock, at cost	28,342	28,377
Premises and equipment, net	32,629	33,197
Goodwill	10,168	10,168
Other real estate owned	15,248	26,203
Other assets and accrued interest receivable	37,776	37,425

TOTAL ASSETS	$3,317,065	$3,394,399

LIABILITIES

Deposits
Non interest-bearing	$487,787	$479,046
Interest-bearing	1,483,260	1,503,882
Total deposits	1,971,047	1,982,928

Securities sold under agreements to repurchase and other short-term borrowings	128,532	250,884
Federal Home Loan Bank advances	592,044	542,600
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	40,135	40,045

Total liabilities	2,772,998	2,857,697

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,890	4,932
Additional paid in capital	132,005	132,686
Retained earnings	403,212	393,472
Accumulated other comprehensive income	3,960	5,612

Total stockholders’ equity	544,067	536,702

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,317,065	$3,394,399

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME:

Loans, including fees	$31,735	$30,534	$63,649	$105,826
Taxable investment securities	1,976	2,904	4,016	6,171
Federal Home Loan Bank stock and other	408	376	855	1,404
Total interest income	34,119	33,814	68,520	113,401

INTEREST EXPENSE:

Deposits	975	1,213	2,030	2,752
Securities sold under agreements to repurchase and other short-term borrowings	13	118	42	230
Federal Home Loan Bank advances	3,735	3,540	7,293	7,626
Subordinated note	629	631	1,258	1,261
Total interest expense	5,352	5,502	10,623	11,869

NET INTEREST INCOME	28,767	28,312	57,897	101,532

Provision for loan losses	905	466	280	11,636

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,862	27,846	57,617	89,896

NON-INTEREST INCOME:

Service charges on deposit accounts	3,498	3,286	6,708	6,589
Net refund transfer fees	1,683	6,147	13,697	77,896
Mortgage banking income	2,180	1,963	5,454	3,317
Debit card interchange fee income	1,656	1,441	3,467	2,997
Bargain purchase gain - Tennessee Commerce Bank	—	(96)	—	27,803
Bargain purchase gain - First Commercial Bank	—	—	1,324	—
Gain on sale of securities available for sale	—	—	—	56
Other	1,766	1,345	2,658	2,237
Total non-interest income	10,783	14,086	33,308	120,895

NON-INTEREST EXPENSES:

Salaries and employee benefits	15,086	14,313	31,200	31,284
Occupancy and equipment, net	5,315	5,144	10,892	11,218
Communication and transportation	991	961	2,021	3,622
Marketing and development	880	904	1,782	1,842
FDIC insurance expense	402	291	815	721
Bank franchise tax expense	857	703	2,572	2,634
Data processing	792	1,195	1,508	2,416
Debit card interchange expense	718	660	1,561	1,261
Supplies	218	529	572	1,478
Other real estate owned expense	945	555	1,834	1,160
Charitable contributions	227	200	463	2,878
Legal expense	1,338	527	1,768	895
FHLB advance prepayment expense	—	—	—	2,436
Other	1,930	1,469	4,013	4,759
Total non-interest expenses	29,699	27,451	61,001	68,604

INCOME BEFORE INCOME TAX EXPENSE	8,946	14,481	29,924	142,187
INCOME TAX EXPENSE	2,827	4,903	10,449	50,137
NET INCOME	$6,119	$9,578	$19,475	$92,050

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.30	$0.46	$0.94	$4.40
Class B Common Stock	$0.28	$0.44	$0.91	$4.37

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.30	$0.46	$0.94	$4.38
Class B Common Stock	$0.28	$0.44	$0.90	$4.35

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$6,119	$9,578	$19,475	$92,050

OTHER COMPREHENSIVE INCOME

Unrealized gain (loss) on securities available for sale	(2,566)	(63)	(2,965)	1,675
Change in unrealized loss on available for sale security for which a portion of an other-than-temporary impairment has been recognized in earnings	238	58	422	37
Reclassification adjustment for gains recognized in earnings	—	—	—	(55)
Net unrealized gains (losses)	(2,328)	(5)	(2,543)	1,657
Tax effect	815	2	891	(580)
Net of tax	(1,513)	(3)	(1,652)	1,077

COMPREHENSIVE INCOME	$4,606	$9,575	$17,823	$93,127

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2013	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

Net income	—	—	—	—	19,475	—	19,475

Net change in accumulated other comprehensive income	—	—	—	—	—	(1,652)	(1,652)

Dividend declared Common Stock:
Class A ($0.341 per share)	—	—	—	—	(6,212)	—	(6,212)
Class B ($0.310 per share)	—	—	—	—	(701)	—	(701)

Stock options exercised, net of shares redeemed	5	—	1	110	—	—	111

Repurchase of Class A Common Stock	(193)	—	(43)	(1,230)	(2,822)	—	(4,095)

Conversion of Class B Common Stock to Class A Common Stock	11	(11)	—	—	—	—	—

Net change in notes receivable on Common Stock	—	—	—	76	—	—	76

Deferred director compensation expense - Company Stock	5	—	—	89	—	—	89

Stock based compensation expense - restricted stock	—	—	—	149	—	—	149

Stock based compensation expense - options	—	—	—	125	—	—	125

Balance, June 30, 2013	18,522	2,260	$4,890	$132,005	$403,212	$3,960	$544,067

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (in thousands)

	2013	2012
OPERATING ACTIVITIES:
Net income	$19,475	$92,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(216)	5,197
Provision for loan losses	280	11,636
Net gain on sale of mortgage loans held for sale	(5,408)	(3,722)
Origination of mortgage loans held for sale	(208,094)	(100,418)
Proceeds from sale of mortgage loans held for sale	199,942	104,439
Proceeds from loans repurchased by the FDIC	—	17,003
Net realized impairment (recovery) of mortgage servicing rights	(312)	(31)
Net realized gain on sales, calls and impairment of securities	—	(56)
Net gain on sale of other real estate owned	(1,311)	(419)
Writedowns of other real estate owned	884	341
Deferred director compensation expense - Company Stock	89	90
Stock based compensation expense	274	537
Bargain purchase gain on acquisition	(1,324)	(27,803)
Net change in other assets and liabilities:
Accrued interest receivable	604	224
Accrued interest payable	11	(319)
Other assets	(2,123)	18,389
Other liabilities	723	11,231
Net cash provided by operating activities	3,494	128,369

INVESTING ACTIVITIES:
Net cash received in FDIC-assisted transaction	—	846,390
Purchases of securities available for sale	(78,205)	(58,552)
Purchases of securities to be held to maturity	(15,000)	—
Proceeds from calls, maturities and paydowns of securities available for sale	93,401	131,216
Proceeds from calls, maturities and paydowns of securities to be held to maturity	5,806	2,295
Proceeds from sales of securities available for sale	—	35,225
Proceeds from sales of Federal Home Loan Bank stock	35	48
Proceeds from sales of other real estate owned	15,055	14,597
Net change in loans	31,645	(122,704)
Net purchases of premises and equipment	(667)	(1,078)
Net cash provided by investing activities	52,070	847,437

FINANCING ACTIVITIES:
Net change in deposits	(11,881)	(776,136)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(122,352)	(35,819)
Payments of Federal Home Loan Bank advances	(556)	(566,075)
Proceeds from Federal Home Loan Bank advances	50,000	170,000
Repurchase of Common Stock	(4,095)	(147)
Net proceeds from Common Stock options exercised	111	147
Cash dividends paid	(6,792)	(6,390)
Net cash used in financing activities	(95,565)	(1,214,420)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,001)	(238,614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,691	362,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,690	$124,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,612	$12,188
Income taxes	20,100	24,512

SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate acquired in settlement of loans	$4,242	$12,078
Loans provided for sales of other real estate owned	569	564

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2013 AND 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

Republic Invest Co. and its subsidiary, Republic Capital LLC, were dissolved in April 2013 in connection with the full repayment by RB&T of intragroup subordinated debentures issued by Republic Capital LLC in a 2004 intragroup trust preferred transaction.

The inactive subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC were dissolved in the second quarter of 2013.

In May 2013, management requested regulatory approval to merge RB&T and RB under one national bank charter. With the approved internal merger, the Bank would operate with the name Republic Bank, National Association (“RBNA”) with the Office of the Comptroller of the Currency (“OCC”) as its primary regulator. The OCC is currently the primary regulator of RB, with RB&T currently regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment.

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

Core Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, data processing, debit card interchange expenses, marketing and development expenses, FDIC insurance expense, and various general and administrative costs. Core Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

Republic Processing Group

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refunds under the TRS division, primarily through refund transfers (“RT”s). RTs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for RB&T associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority.  Fees earned on RTs, net of rebates, are the primary source of revenue for the TRS division and the RPG segment, and are reported as non-interest income under the line item “Net refund transfer fees.”

The TRS division historically originated and obtained a significant source of revenue from Refund Anticipation Loans (“RAL”s), but terminated this product effective April 30, 2012. RALs were short-term consumer loans offered to taxpayers that were secured by the customer’s anticipated tax refund, which represented the source of repayment. The fees earned on RALs for the applicable reporting period in 2012 are reported as interest income under the line item “Loans, including fees”.

Nationally, through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products on-line.

Reclassifications and recasts — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income. Additionally, as discussed in Footnote 2 “2012 Acquisitions of Failed Banks,” during the first quarter of 2013 the Bank posted adjustments to the First Commercial Bank (“FCB”) acquired assets in the determination of acquisition day fair values, or (“day-one”) fair values, which resulted in a $1.3 million increase to the bargain purchase gain presented.

2.                                      2012 ACQUISITIONS OF FAILED BANKS

OVERVIEW

During 2012, the Bank acquired two failed institutions in FDIC-assisted transactions. The Bank acquired certain assets and assumed certain liabilities of Tennessee Commerce Bank (“TCB”) during the first quarter of 2012 and First Commercial Bank (“FCB”) during the third quarter of 2012. The Bank did not raise capital to complete either of these acquisitions.

The Bank determined that the acquisitions of these failed banks constituted “business acquisitions” as defined by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed have been presented at their estimated fair values, as required. Fair values are determined over a measurement period based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of these day-one fair values requires management to make material estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, recast adjustments for loans and other real estate owned are made as market value data, such as appraisals, are received by the Bank. Increases or decreases to day-one fair values have been reflected with a corresponding increase or decrease to goodwill or bargain purchase gain.

Tennessee Commerce Bank

On January 27, 2012, the Bank acquired specific assets and assumed substantially all of the deposits and specific other liabilities of TCB, headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement (“P&A”) — Whole Bank; All Deposits entered into among RB&T, the FDIC as receiver of TCB and the FDIC. On January 30, 2012, TCB’s sole location re-opened as a division of RB&T.

The Bank acquired approximately $221 million in notional assets from the FDIC as receiver for TCB. In addition, the Bank also recorded a receivable from the FDIC for approximately $785 million, which represented the net difference between the assets acquired and the liabilities assumed, adjusted for the discount the Bank received for the acquisition. The FDIC paid approximately $771 million of this receivable on January 30, 2012 with the remaining $14 million paid on February 15, 2012.

During the first quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by the Bank was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the acquisition. In the second and third quarters of 2012, the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a net decrease to the bargain purchase gain of $285,000, as additional information relative to the day-one fair values became available.

Information obtained subsequent to January 27, 2012 and through September 30, 2012 was considered in forming TCB estimates of cash flows and collateral values as of the January 27, 2012 acquisition date, i.e., TCB’s day-one fair values. Day-one fair values for TCB were considered final as of September 30, 2012, which is the date the Bank believed it had received all the information necessary to determine TCB’s day-one fair values.

A summary of the assets acquired and liabilities assumed in the TCB acquisition, including 2012 recast adjustments, follows:

Tennessee Commerce Bank

	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	2012 Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
Assets acquired:

Cash and cash equivalents	$61,943	$(89)	$(2)	$61,852
Securities available for sale	42,646	—	—	42,646
Loans to be repurchased by the FDIC, net of discount	19,800	(2,797)	—	17,003
Loans	79,112	(22,666)	830	57,276
Federal Home Loan Bank stock, at cost	2,491	—	—	2,491
Other real estate owned	14,189	(3,359)	(1,113)	9,717
Core deposit intangible	—	64	—	64
Discount	(56,970)	56,970	—	—
FDIC settlement receivable	784,545	—	—	784,545
Other assets and accrued interest receivable	945	(60)	—	885
Total assets acquired	$948,701	$28,063	$(285)	$976,479

Liabilities assumed:

Deposits
Non interest-bearing	$19,754	$—	$—	$19,754
Interest-bearing	927,641	54	—	927,695
Total deposits	947,395	54	—	947,449

Accrued income taxes payable	—	9,988	(100)	9,888
Other liabilities and accrued interest payable	1,306	110	—	1,416

Total liabilities assumed	$948,701	$10,152	$(100)	$958,753

Equity

Bargain purchase gain, net of taxes	—	17,911	(185)	17,726

Total liabilities assumed and equity	$948,701	$28,063	$(285)	$976,479

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of the TCB acquisition date follows:

Tennessee Commerce Bank

	January 27, 2012
		Second Quarter	Third Quarter
	As Previously	2012 Recast	2012 Recast	As
(in thousands)	Reported	Adjustments	Adjustments	Recasted

Assets acquired, at contractual amount	$221,126	$—	$—	$221,126
Liabilities assumed, at contractual amount	(948,701)	—	—	(948,701)
Net liabilities assumed per the P&A Agreement	(727,575)	—	—	(727,575)

Contractual discount	(56,970)	—	—	(56,970)
Net receivable from the FDIC	$(784,545)	$—	$—	$(784,545)

Fair value adjustments:
Loans	$(22,666)	$919	$(89)	$(21,836)
Discount for loans to be repurchased by the FDIC	(2,797)	—	—	(2,797)
Other real estate owned	(3,359)	(1,000)	(113)	(4,472)
Core deposit intangible	64	—	—	64
Deposits	(54)	—	—	(54)
Other assets and accrued interest receivable	(60)	—	—	(60)
All other	(199)	(15)	13	(201)
Total fair value adjustments	(29,071)	(96)	(189)	(29,356)

Discount	56,970	—	—	56,970
Bargain purchase gain, pre-tax	$27,899	$(96)	$(189)	$27,614

On January 27, 2012, the Bank did not immediately acquire the TCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. During the third quarter of 2012, the Bank renegotiated a new lease with the landlord related to the sole banking facility and acquired all related data processing equipment and fixed assets totaling approximately $573,000.

First Commercial Bank

On September 7, 2012, the Bank acquired specific assets and assumed substantially all of the liabilities of FCB, headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits, entered into among RB&T, the FDIC as receiver of FCB and the FDIC. On September 10, 2012, FCB’s sole location re-opened as a division of RB&T.

The Bank acquired approximately $215 million in notional assets from the FDIC as receiver for FCB. In addition, the Bank also recorded a receivable from the FDIC for approximately $64 million, which represented the net difference between the assets acquired and the liabilities assumed adjusted for the discount the Bank received for the acquisition. The FDIC paid substantially all of this receivable to the Bank on September 10, 2012.

During the third quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.1 million as a result of the FCB acquisition. The bargain purchase gain was realized because the overall price paid by the Bank was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition. During the fourth quarter of 2012, the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a net increase to the bargain purchase gain of $712,000, as additional information relative to the day-one fair values became available. During the first quarter of 2013, the Bank posted an additional increase of $1.3 million to the bargain purchase gain.

Information obtained subsequent to September 7, 2012 and through March 31, 2013 was considered in forming FCB estimates of cash flows and collateral values as of the September 7, 2012 acquisition date, i.e., FCB’s day-one fair values.

While a future recast of the FCB bargain purchase gain is possible through September 7, 2013, management does not currently anticipate additional future adjustments to the FCB bargain purchase gain, as a significant amount of information was considered available to management regarding the assets and liabilities in the acquisition and a significant amount of the assets acquired were resolved in some manner through March 31, 2013. As a result, management considered the measurement period for the FCB day-one fair values to be closed as of March 31, 2013 but reserves the right to make future adjustments if material information that existed as of the acquisition date becomes available prior to September 7, 2013.

A summary of the assets acquired and liabilities assumed in the FCB acquisition, including recast adjustments, follows:

First Commercial Bank

	September 7, 2012
	As Previously Reported		As Recasted
			2012 & 2013
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
Assets acquired :

Cash and cash equivalents	$10,524	$—	$—	$10,524
Securities available for sale	12,002	—	—	12,002
Loans	171,744	(44,214)	2,821	130,351
Federal Home Loan Bank stock, at cost	407	—	—	407
Other real estate owned	19,360	(8,389)	(785)	10,186
Core deposit intangible	—	559	—	559
Discount	(79,412)	79,412	—	—
FDIC settlement receivable	64,326	—	—	64,326
Other assets and accrued interest receivable	829	(95)	—	734
Total assets acquired	$199,780	$27,273	$2,036	$229,089

Liabilities assumed:

Deposits:
Non interest-bearing	$7,197	$—	$—	$7,197
Interest-bearing	189,057	(3)	—	189,054
Total deposits	196,254	(3)	—	196,251

Federal Home Loan Bank advances	3,002	63	—	3,065
Accrued income taxes payable	—	9,706	712	10,418
Other liabilities and accrued interest payable	524	101	—	625

Total liabilities assumed	$199,780	$9,867	$712	$210,359

Equity:

Bargain purchase gain, net of taxes	—	17,406	1,324	18,730

Total liabilities assumed and equity	$199,780	$27,273	$2,036	$229,089

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of the FCB acquisition date follows:

First Commercial Bank

	September 7, 2012
		Fourth Quarter	First Quarter
	As Previously	2012 Recast	2013 Recast	As
(in thousands)	Reported	Adjustments	Adjustments	Recasted

Assets acquired, at contractual amount	$214,866	$—	$—	$214,866
Liabilities assumed, at contractual amount	(199,780)	—	—	(199,780)
Net liabilities assumed per the P&A Agreement	15,086	—	—	15,086

Contractual discount	(79,412)	—	—	(79,412)
Net receivable from the FDIC	$(64,326)	$—	$—	$(64,326)

Fair value adjustments:
Loans	$(44,214)	$423	$2,398	$(41,393)
Other real estate owned	(8,389)	289	(1,074)	(9,174)
Core deposit intangible	559	—	—	559
Deposits	3	—	—	3
Federal Home Loan Bank advances	(63)	—	—	(63)
Other assets and accrued interest receivable	(95)	—	—	(95)
All other	(101)	—	—	(101)
Total fair value adjustments	(52,300)	712	1,324	(50,264)

Discount	79,412	—	—	79,412
Bargain purchase gain, pre-tax	$27,112	$712	$1,324	$29,148

On September 7, 2012, the Bank did not immediately acquire the FCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. The Bank acquired all data processing equipment and fixed assets totaling approximately $328,000 during the fourth quarter of 2012. During the first quarter of 2013, the Bank renegotiated a new lease with the landlord related to the sole banking facility and acquired all related data processing equipment and fixed assets totaling approximately $233,000.

FAIR VALUE METHODS ASSOCIATED WITH THE 2012 ACQUISITIONS OF FAILED BANKS

The following is a description of the methods used to determine the fair values of significant assets and liabilities at the respective acquisition dates as presented throughout:

Cash and Due from Banks and Interest-bearing Deposits in Banks — The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, was determined to be a reasonable estimate of fair value based on their short-term nature.

Investment Securities — Investment securities were acquired at fair value from the FDIC. The fair values provided by the FDIC were reviewed and considered reasonable based on management’s understanding of the marketplace. Federal Home Loan Bank (“FHLB”) stock was acquired at cost, as it is not practicable to determine its fair value given restrictions on its marketability.

With the TCB acquisition, the Bank acquired $43 million in securities at fair value. The majority of the securities acquired were subsequently sold or called during the first quarter of 2012 with the Bank realizing a net gain on the corresponding transactions of approximately $56,000. The Bank sold these securities because management determined that the acquired securities did not fit within the Bank’s traditional investment strategies.

With the FCB acquisition, the Bank acquired $12 million in securities at fair value. The nature of these securities acquired were consistent with the Bank’s existing investment portfolio and the Bank elected not to sell these securities.

Loans — Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates.

Certain loans that were deemed to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

With the TCB acquisition, the Bank purchased approximately $99 million in loans with a recasted fair value of approximately $74 million. During 2012, the FDIC repurchased approximately $20 million of TCB loans at a price of par less the original discount of $3 million that the Bank received when it purchased the loans. Loans repurchased by the FDIC were valued at the contractual amount reduced by the applicable discount.

With the FCB acquisition, the Bank purchased approximately $172 million in loans with a recasted fair value of approximately $130 million.

The composition of acquired loans as of the respective acquisition dates follows:

Tennessee Commerce Bank

	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	2012 Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$22,693	$(4,076)	$243	$18,860
Commercial real estate	18,646	(6,971)	1,988	13,663
Real estate construction	14,877	(2,681)	(1,972)	10,224
Commercial	13,224	(6,939)	496	6,781
Home equity	6,220	(606)	24	5,638
Consumer:
Credit cards	608	(22)	—	586
Overdrafts	672	(621)	—	51
Other consumer	2,172	(750)	51	1,473
Total loans	$79,112	$(22,666)	$830	$57,276

First Commercial Bank

	September 7, 2012
	As Previously Reported		As Recasted
			2012 & 2013
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$48,409	$(9,634)	$180	$38,955
Commercial real estate	82,161	(12,330)	(1,746)	68,085
Real estate construction	14,918	(6,182)	316	9,052
Commercial	25,475	(16,060)	4,120	13,535
Home equity	404	(3)	—	401
Consumer:
Credit cards	—	—	—	—
Overdrafts	6	—	—	6
Other consumer	371	(5)	(49)	317
Total loans	$171,744	$(44,214)	$2,821	$130,351

The following tables present the purchased loans that are included within the scope of ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, at the respective acquisition dates:

Tennessee Commerce Bank

	January 27, 2012
	As Previously	2012 Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$52,278	$—	$52,278
Non-accretable difference	(21,308)	903	(20,405)
Cash flows expected to be collected	30,970	903	31,873
Accretable difference	(425)	(73)	(498)
Fair value of loans	$30,545	$830	$31,375

First Commercial Bank

	September 7, 2012
		2012 & 2013
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$116,940	$4,213	$121,153
Non-accretable difference	(33,523)	4,640	(28,883)
Cash flows expected to be collected	83,417	8,853	92,270
Accretable difference	(2,827)	(1,819)	(4,646)
Fair value of loans	$80,590	$7,034	$87,624

Core Deposit Intangible — In its assumption of the deposit liabilities for the 2012 acquisitions, the Bank believed that the customer relationships associated with these deposits had intangible value, although this value was anticipated to be modest given the nature of the deposit accounts and the anticipated rapid account run-off since acquired. The Bank recorded core deposit intangible assets of $64,000 and $559,000 related to the TCB and FCB acquisitions. The fair value of these intangible assets were estimated based on a discounted cash flow methodology that gave appropriate consideration to type of deposit, deposit retention, cost of the deposit base and net maintenance cost attributable to customer deposits.

Other Real Estate Owned (“OREO”) — OREO is presented at fair value, which is the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property.

The Bank acquired $14 million in OREO related to the TCB acquisition, which was initially reduced by a $3 million fair value adjustment as of January 27, 2012. Subsequent to the first quarter, the Bank posted a net negative recast adjustment of $1 million to OREO to mark several properties to market based on appraisals received.

The Bank acquired $19 million in OREO related to the FCB acquisition, which was initially reduced by an $8 million fair value adjustment as of September 7, 2012. During the fourth quarter of 2012 and the first quarter of 2013, the Bank posted net positive recast adjustments of $289,000 and $1.1 million to OREO to mark several properties to market based on appraisals received.

FHLB Advances —The Bank acquired $3 million in FHLB advances related to the FCB acquisition. The advances were marked to market as of the acquisition date based on early prepayment payoffs (including penalties) received from the FHLB.
The Bank paid off the advances during the third quarter of 2012 at no additional loss beyond the fair value adjustment as of their date of acquisition.

Deposits — The fair values used for the demand and savings deposits that comprise the acquisition accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

The Bank assumed $947 million in deposits at estimated fair value in connection with the TCB acquisition. As permitted by the FDIC, within seven days of the acquisition date, RB&T had the option to disclose to TCB’s deposit customers that it was repricing the acquired deposit portfolios. In addition, depositors had the option to withdraw funds without penalty. The Bank chose to reprice all of the acquired TCB interest-bearing deposits, including transaction, time and brokered deposits with an effective date of January 28, 2012. This re-pricing triggered significant time and brokered deposit run-off consistent with management’s expectations. Through June 30, 2013, approximately 97% of the assumed TCB interest-bearing deposit account balances had exited the Bank, with no penalty on the applicable time and brokered deposits. At June 30, 2013, the Bank had $26 million of deposits associated with TCB.

The Bank assumed $196 million in deposits at estimated fair value in connection with the FCB acquisition. the Bank chose to re-price all of the acquired FCB time deposits with an effective date of October 1, 2012. This re-pricing triggered certificate of deposit run-off consistent with management’s expectations. Through June 30, 2013, approximately 81% of the assumed interest-bearing deposit account balances had exited the Bank, with no penalty on the applicable time and brokered deposits. At June 30, 2013, the Bank had $38 million of deposits associated with the FCB acquisition.

The composition of deposits assumed at fair value as of the respective acquisition dates follows:

Tennessee Commerce Bank

	January 27, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$3,190	$—	$—	$3,190
Money market accounts	11,338	—	—	11,338
Savings	91,859	—	—	91,859
Individual retirement accounts*	15,486	—	—	15,486
Time deposits, $100,000 and over*	278,825	—	—	278,825
Other certificates of deposit*	108,003	14	—	108,017
Brokered certificates of deposit*	418,940	40	—	418,980

Total interest-bearing deposits	927,641	54	—	927,695
Total non interest-bearing deposits	19,754	—	—	19,754

Total deposits	$947,395	$54	$—	$947,449

First Commercial Bank

	September 7, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$4,003	$—	$—	$4,003
Money market accounts	38,187	—	—	38,187
Savings	—	—	—	—
Individual retirement accounts*	16,780	—	—	16,780
Time deposits, $100,000 and over*	14,740	—	—	14,740
Other certificates of deposit*	62,033	—	—	62,033
Brokered certificates of deposit*	53,314	(3)	—	53,311

Total interest-bearing deposits	189,057	(3)	—	189,054
Total non interest-bearing deposits	7,197	—	—	7,197

Total deposits	$196,254	$(3)	$—	$196,251

* - denotes a time deposit

3.                   INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$45,180	$451	$(115)	$45,516
Private label mortgage backed security	5,216	425	—	5,641
Mortgage backed securities - residential	144,733	5,331	(9)	150,055
Collateralized mortgage obligations	204,093	1,678	(1,623)	204,148
Corporate bonds	15,017	—	(46)	14,971
Total securities available for sale	$414,239	$7,885	$(1,793)	$420,331

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$38,931	$547	$(6)	$39,472
Private label mortgage backed security	5,684	3	—	5,687
Mortgage backed securities - residential	190,569	6,641	—	197,210
Collateralized mortgage obligations	194,427	1,580	(130)	195,877
Total securities available for sale	$429,611	$8,771	$(136)	$438,246

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,348	$6	$(17)	$2,337
Mortgage backed securities - residential	524	43	—	567
Collateralized mortgage obligations	47,297	634	(23)	47,908
Corporate bonds	5,000	—	(108)	4,892
Total securities to be held to maturity	$55,169	$683	$(148)	$55,704

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$4,388	$27	$—	$4,415
Mortgage backed securities - residential	827	63	—	890
Collateralized mortgage obligations	40,795	316	—	41,111
Total securities to be held to maturity	$46,010	$406	$—	$46,416

During the three and six months ended June 30, 2013, there were no sales or calls of securities available for sale.

During the six months ended June 30, 2012, the Bank recognized net securities gains in earnings for securities available for sale as follows:

•                  The Bank sold six available for sale securities acquired in the TCB acquisition with an amortized cost of $35 million, resulting in a pre-tax gain of $53,000 during the first quarter of 2012.

•                  The Bank realized $3,000 in pre-tax gains related to unamortized discount accretion on $10 million of callable U.S. Government agencies that were called during the first quarter of 2012 before their maturity.

The tax provision related to the Bank’s realized gains totaled $0 and $20,000 for the three and six months ended June 30, 2012, respectively.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2013 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations whether or not there are associated call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
June 30, 2013 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$1,007	$1,007	$—	$—
Due from one year to five years	46,666	46,981	2,348	2,337
Due from five years to ten years	12,524	12,499	5,000	4,892
Due beyond ten years	—	—	—	—
Private label mortgage backed security	5,216	5,641	—	—
Mortgage backed securities - residential	144,733	150,055	524	567
Collateralized mortgage obligations	204,093	204,148	47,297	47,908
Total securities	$414,239	$420,331	$55,169	$55,704

Corporate Bonds

During the quarter ended June 30, 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds, which have a weighted average life of 7 years, were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of June 30, 2013.

Mortgage backed Securities

At June 30, 2013, with the exception of the $5.6 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At June 30, 2013 and December 31, 2012, there were gross unrealized/unrecognized losses of $1.6 million and $130,000 related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

At June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale
U.S. Treasury securities and U.S. Government agencies	$21,791	$(115)	$—	$—	$21,791	$(115)
Mortgage backed securities - residential	1,150	(9)	—	—	1,150	(9)
Collateralized mortgage obligations	62,643	(1,623)	—	—	62,643	(1,623)
Corporate bonds	14,971	(46)	—	—	14,971	(46)

Total available for sale	$100,555	$(1,793)	$—	$—	$100,555	$(1,793)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to maturity
U.S. Treasury securities and U.S. Government agencies	$1,814	$(17)	$—	$—	$1,814	$(17)
Collateralized mortgage obligations	9,870	(23)	—	—	9,870	(23)
Corporate bonds	4,892	(108)	—	—	4,892	(108)

Total held to maturity	$16,576	$(148)	$—	$—	$16,576	$(148)

	Less than 12 months		12 months or more		Total
December 31, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale
U.S. Treasury securities and U.S. Government agencies	$3,588	$(6)	$—	$—	$3,588	$(6)
Collateralized mortgage obligations	20,508	(130)	—	—	20,508	(130)

Total available for sale	$24,096	$(136)	$—	$—	$24,096	$(136)

At June 30, 2013, the Bank’s security portfolio consisted of 157 securities, 24 of which were in an unrealized loss position. At December 31, 2012, the Bank’s security portfolio consisted of 153 securities, seven of which were in an unrealized loss position.

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

•                  The Bank’s intent to hold until maturity or sell the debt security prior to maturity;

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.6 million at June 30, 2013. This security, with an average remaining life currently estimated at four years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 7 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2013	December 31, 2012

Carrying amount	$184,001	$334,560
Fair value	184,480	334,843

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$1,160,420	$1,148,354
Non owner occupied	63,707	74,539
Commercial real estate	767,334	698,611
Commercial real estate - purchased whole loans	33,852	33,531
Real estate construction	50,858	80,093
Commercial	114,675	130,768
Warehouse lines of credit	177,690	216,576
Home equity	227,137	241,853
Consumer:
Credit cards	8,656	8,716
Overdrafts	984	955
Other consumer	12,716	16,201

Total loans	2,618,029	2,650,197
Less: Allowance for loan losses	22,491	23,729

Total loans, net	$2,595,538	$2,626,468

2012 Acquisitions of Failed Banks

The contractual amount of the loans purchased in the TCB transaction decreased from $79 million as of the acquisition date to $34 million as of June 30, 2013. The carrying value of the loans purchased in the TCB transaction was $57 million as of the acquisition date compared to $27 million as of June 30, 2013.

The contractual amount of the loans purchased in the FCB transaction decreased from $172 million as of the acquisition date to $109 million as of June 30, 2013. The carrying value of the loans purchased in the FCB transaction was $130 million as of the acquisition date compared to $84 million as of June 30, 2013.

The composition of TCB and FCB loans outstanding at June 30, 2013 and December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
June 30, 2013 (in thousands)	Bank	Bank	Banks

Residential real estate	$8,859	$26,676	$35,535
Commercial real estate	12,106	50,033	62,139
Real estate construction	1,020	2,174	3,194
Commercial	334	5,135	5,469
Home equity	4,199	145	4,344
Consumer:			—
Credit cards	251	—	251
Overdrafts	5	16	21
Other consumer	474	202	676
Total loans	$27,248	$84,381	$111,629

The table above is inclusive of loans originated subsequent to the respective acquisition dates.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Residential real estate	$12,270	$32,459	$44,729
Commercial real estate	8,015	61,758	69,773
Real estate construction	4,235	3,301	7,536
Commercial	1,284	9,405	10,689
Home equity	4,183	385	4,568
Consumer:			—
Credit cards	321	—	321
Overdrafts	1	11	12
Other consumer	655	333	988
Total loans	$30,964	$107,652	$138,616

The tables below reconcile the contractually-required and carrying amounts of acquired TCB and FCB loans at June 30, 2013 and December 31, 2012:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
June 30, 2013 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$33,980	$109,116	$143,096
Non-accretable difference	(6,127)	(23,354)	(29,481)
Accretable difference	(605)	(1,381)	(1,986)
Total carrying value of loans	$27,248	$84,381	$111,629

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$41,677	$139,156	$180,833
Non-accretable difference	(10,394)	(28,870)	(39,264)
Accretable difference	(319)	(2,634)	(2,953)
Total carrying value of loans	$30,964	$107,652	$138,616

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

Credit Quality Indicators

Based on the Bank’s internal analysis performed, the risk category of loans by class follows:

					Purchased	Purchased
					Credit	Credit
		Special			Impaired	Impaired	Total
June 30, 2013		Mention /		Doubtful /	Loans	Loans	Rated
(in thousands)	Pass	Watch	Substandard	Loss	Group 1*	Group 2**	Loans***

Residential real estate:
Owner occupied	$—	$24,796	$9,065	$—	$2,644	$2,417	$38,922
Non owner occupied	—	1,358	2,511	—	8,721	1,951	14,541
Commercial real estate	696,233	11,057	17,860	—	39,252	2,932	767,334
Commercial real estate - Purchased whole loans	33,852	—	—	—	—	—	33,852
Real estate construction	46,383	847	1,492	—	2,040	96	50,858
Commercial	109,113	2,003	252	—	2,370	937	114,675
Warehouse lines of credit	177,690	—	—	—	—	—	177,690
Home equity	—	648	1,705	—	—	—	2,353
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	46	57	—	103	—	206

Total rated loans	$1,063,271	$40,755	$32,942	$—	$55,130	$8,333	$1,200,431

					Purchased	Purchased
					Credit	Credit
		Special			Impaired	Impaired	Total
December 31, 2012		Mention /		Doubtful /	Loans	Loans	Rated
(in thousands)	Pass	Watch	Substandard	Loss	Group 1*	Group 2**	Loans***

Residential real estate:
Owner occupied	$—	$25,116	$8,297	$—	$2,277	$136	$35,826
Non owner occupied	—	2,484	3,211	—	21,453	323	27,471
Commercial real estate	608,599	16,648	18,953	—	54,071	340	698,611
Commercial real estate - Purchased whole loans	33,531	—	—	—	—	—	33,531
Real estate construction	73,434	894	2,919	—	2,846	—	80,093
Commercial	121,256	2,312	525	—	6,315	360	130,768
Warehouse lines of credit	216,576	—	—	—	—	—	216,576
Home equity	—	648	2,346	—	—	—	2,994
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	356	53	—	71	1	481

Total rated loans	$1,053,396	$48,458	$36,304	$—	$87,033	$1,160	$1,226,351

* - Purchased Credit Impaired loans - Group 1 (“PCI-1”) are performing in accordance with management’s day-one performance expectations and are considered equivalent to the Bank’s “Special Mention/Watch” classification.

** - Purchased Credit Impaired loans - Group 2 (“PCI-2”) represent former PCI-1 loans downgraded subsequent to day-one. PCI-2 loans are generally considered impaired and could require loan loss provisions.

*** - The above tables exclude all non-classified residential real estate and consumer loans at the respective period ends. The tables also exclude most non classified small commercial and commercial real estate relationships totaling $100,000 or less. These loans are not rated since they are accruing interest and not past due 80 days or more.

Allowance for Loan Losses

Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Allowance for loan losses at beginning of period	$23,563	$23,732	$23,729	$24,063

Charge offs - Traditional Banking	(2,562)	(1,957)	(3,117)	(6,224)
Charge offs - Refund Anticipation Loans	—	(343)	—	(11,097)
Total charge offs	(2,562)	(2,300)	(3,117)	(17,321)

Recoveries - Traditional Banking	445	274	860	709
Recoveries - Refund Anticipation Loans	140	338	739	3,423
Total recoveries	585	612	1,599	4,132

Net loan (charge offs) recoveries - Traditional Banking	(2,117)	(1,683)	(2,257)	(5,515)
Net loan (charge offs) recoveries - Refund Anticipation Loans	140	(5)	739	(7,674)
Net loan (charge offs) recoveries	(1,977)	(1,688)	(1,518)	(13,189)

Provision for loan losses - Traditional Banking	1,045	831	1,019	3,962
Provision for loan losses - Refund Anticipation Loans	(140)	(365)	(739)	7,674
Total provision for loan losses	905	466	280	11,636

Allowance for loan losses at end of period	$22,491	$22,510	$22,491	$22,510

The Bank’s allowance calculation has historically included specific allowance allocations for qualitative factors such as:

•                  Changes in nature, volume and seasoning of the loan portfolio;

•                  Changes in experience, ability and depth of lending management and other relevant staff;

•                  Changes in the quality of the Bank’s loan review system;

•                  Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•                  Changes in the volume and severity of past due, non-accrual and classified loans;

•                  Changes in the value of underlying collateral for collateral-dependent loans;

•                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including the condition of various market segments;

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•                  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The following tables present the activity in the allowance for loan losses by portfolio class for the quarters ended June 30, 2013 and 2012:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Quarter Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$6,984	$924	$8,781	$34	$3,101	$727	$433
Provision for loan losses	991	(173)	572	—	(916)	244	29
Loans charged off	(512)	(115)	(651)	—	(600)	(310)	—
Recoveries	100	6	61	—	2	49	—

Ending balance	$7,563	$642	$8,763	$34	$1,587	$710	$462

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$1,909	$—	$326	$209	$135	$23,563
Provision for loan losses	83	(140)	63	71	81	905
Loans charged off	(93)	—	(50)	(130)	(101)	(2,562)
Recoveries	33	140	5	99	90	585

Ending balance	$1,932	$—	$344	$249	$205	$22,491

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Quarter Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$6,015	$1,176	$8,946	$—	$2,402	$1,068	$150
Allocation of previously unallocated allowance	1,117	146	47	—	—	—	—
Provision for loan losses	(223)	(425)	(440)	40	1,169	(468)	73
Loans charged off	(753)	—	(295)	—	(501)	(7)	—
Recoveries	34	—	13	—	27	10	—

Ending balance	$6,190	$897	$8,271	$40	$3,097	$603	$223

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated*	Total

Beginning balance	$2,720	$370	$502	$115	$268	$—	$23,732
Allocation of previously unallocated allowance*	536	—	47	17	55	(1,965)	—
Provision for loan losses	(421)	(365)	(311)	6	(134)	1,965	466
Loans charged off	(199)	(343)	(50)	(100)	(52)	—	(2,300)
Recoveries	55	338	4	87	44	—	612

Ending balance	$2,691	$—	$192	$125	$181	$—	$22,510

* Allocation was made January 1, 2012 based on a methodology change to the Company’s allowance for loan losses.

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2013 and 2012:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Six Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$7,006	$1,049	$8,843	$34	$2,769	$580	$541
Provision for loan losses	1,071	(263)	506	—	(620)	386	(79)
Loans charged off	(713)	(158)	(665)	—	(600)	(310)	—
Recoveries	199	14	79	—	38	54	—

Ending balance	$7,563	$642	$8,763	$34	$1,587	$710	$462

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$2,348	$—	$210	$198	$151	$23,729
Provision for loan losses	(352)	(739)	184	127	59	280
Loans charged off	(136)	—	(60)	(305)	(170)	(3,117)
Recoveries	72	739	10	229	165	1,599

Ending balance	$1,932	$—	$344	$249	$205	$22,491

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Six Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$5,212	$1,142	$7,724	$—	$3,042	$1,025	$104
Allocation of previously unallocated allowance	1,117	146	47	—	—	—	—
Provision for loan losses	2,046	(367)	770	40	1,796	(433)	119
Loans charged off	(2,074)	(298)	(316)	—	(1,796)	(7)	—
Recoveries	151	12	46	—	55	18	—

Ending balance	$6,452	$635	$8,271	$40	$3,097	$603	$223

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated*	Total

Beginning balance	$2,984	$—	$503	$135	$227	$1,965	$24,063
Allocation of previously unallocated allowance*	536	—	47	17	55	(1,965)	—
Provision for loan losses	424	7,674	(304)	(40)	(89)	—	11,636
Loans charged off	(1,314)	(11,097)	(78)	(218)	(123)	—	(17,321)
Recoveries	61	3,423	24	231	111	—	4,132

Ending balance	$2,691	$—	$192	$125	$181	$—	$22,510

* Allocation was made January 1, 2012 based on a methodology change to the Company’s allowance for loan losses.

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	June 30, 2013	December 31, 2012

Loans on non-accrual status(1)	$21,922	$18,506
Loans past due 90 days-or-more and still on accrual(2)	2,159	3,173

Total non-performing loans	24,081	21,679
Other real estate owned	15,248	26,203
Total non-performing assets	$39,329	$47,882

Credit Quality Ratios:

Non-performing loans to total loans	0.92%	0.82%
Non-performing assets to total loans (including OREO)	1.49%	1.79%
Non-performing assets to total assets	1.19%	1.41%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans 90 days past due and still accruing are PCI loans accounted for under ASC 310-30.

Non-performing loans and non-performing asset balances related to the 2012 acquisitions, and included in the tables above at June 30, 2013 and December 31, 2012, are presented below:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
June 30, 2013 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status(1)	$21	$—	$21
Loans past due 90 days-or-more and still on accrual(2)	250	1,909	2,159

Total non-performing loans	271	1,909	2,180
Other real estate owned	590	5,523	6,113
Total non-performing assets	$861	$7,432	$8,293

Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	1.95%
Non-performing assets to total loans (including OREO)	7.04%
Non-performing assets to total assets	7.04%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans 90 days past due and still accruing are PCI loans accounted for under ASC 310-30.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status	$—	$—	$—
Loans past due 90-days-or-more and still on accrual	801	2,372	3,173

Total non-performing loans	801	2,372	3,173
Other real estate owned	2,100	12,398	14,498
Total non-performing assets	$2,901	$14,770	$17,671

Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	2.29%
Non-performing assets to total loans (including OREO)	11.54%
Non-performing assets to total assets	8.73%

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due 90-Days-or-More
	Non-Accrual Loans		and Still Accruing Interest
(in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$8,757	$9,298	$111	$730
Non owner occupied	2,361	1,376	—	—
Commercial real estate	8,742	3,756	441	712
Commercial real estate - purchased whole loans	—	—	—	—
Real estate construction	468	1,777	—	531
Commercial	323	334	1,607	1,200
Warehouse lines of credit	—	—	—	—
Home equity	1,148	1,868	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Other consumer	123	97	—	—

Total	$21,922	$18,506	$2,159	$3,173

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future payments are reasonably assured. TDRs on non-accrual are reviewed for return to accrual status on an individual basis, with additional consideration given to the modification terms. Loans 90-days-or-more past due and still on accrual are generally only PCI loans accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
June 30, 2013	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$2,504	$1,188	$3,942	$7,634	$1,152,786	$1,160,420
Non owner occupied	173	1,005	1,094	2,272	61,435	63,707
Commercial real estate	808	67	1,546	2,421	764,913	767,334
Commercial real estate - purchased whole loans	—	—	—	—	33,852	33,852
Real estate construction	96	—	371	467	50,391	50,858
Commercial	—	242	1,639	1,881	112,794	114,675
Warehouse lines of credit	—	—	—	—	177,690	177,690
Home equity	372	25	758	1,155	225,982	227,137
Consumer:
Credit cards	63	25	—	88	8,568	8,656
Overdrafts	167	—	—	167	817	984
Other consumer	79	33	—	112	12,604	12,716

Total	$4,262	$2,585	$9,350	$16,197	$2,601,832	$2,618,029
Delinquent loans to total loans	0.16%	0.10%	0.36%	0.62%

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$2,210	$1,978	$4,712	$8,900	$1,139,454	$1,148,354
Non owner occupied	907	1,128	864	2,899	71,640	74,539
Commercial real estate	103	486	2,051	2,640	695,971	698,611
Commercial real estate - purchased whole loans	—	—	—	—	33,531	33,531
Real estate construction	—	194	1,930	2,124	77,969	80,093
Commercial	222	733	1,307	2,262	128,506	130,768
Warehouse lines of credit	—	—	—	—	216,576	216,576
Home equity	521	251	882	1,654	240,199	241,853
Consumer:
Credit cards	60	5	—	65	8,651	8,716
Overdrafts	167	1	—	168	787	955
Other consumer	102	28	2	132	16,069	16,201

Total	$4,292	$4,804	$11,748	$20,844	$2,629,353	$2,650,197
Delinquent loans to total loans	0.16%	0.18%	0.44%	0.79%

An aging of the recorded investment in past due loans related to the 2012 acquisitions and included in the preceding tables at June 30, 2013 and December 31, 2012, are presented below:

	30 - 59	60 - 89	Greater than	Total	Total	Total
June 30, 2013	Days	Days	90 Days	Loans	Loans Not	Acquired Bank
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate	$267	$484	$111	$862	$34,673	$35,535
Commercial real estate	446	—	441	887	61,252	62,139
Real estate construction	96	—	—	96	3,098	3,194
Commercial	—	—	1,607	1,607	3,862	5,469
Home equity	—	—	—	—	4,344	4,344
Consumer:
Credit cards	—	—	—	—	251	251
Overdrafts	1	—	—	1	20	21
Other consumer	7	6	—	13	663	676

Total	$817	$490	$2,159	$3,466	$108,163	$111,629
Delinquent acquired bank loans to total acquired bank loans	0.73%	0.44%	1.93%	3.10%

	30 - 59	60 - 89	Greater than	Total	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Acquired Bank
(dollars in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate	$159	$1,430	$729	$2,318	$42,411	$44,729
Commercial real estate	—	165	698	863	68,910	69,773
Real estate construction	—	194	531	725	6,811	7,536
Commercial	—	732	1,215	1,947	8,742	10,689
Home equity	83	—	—	83	4,485	4,568
Consumer:
Credit cards	—	—	—	—	321	321
Overdrafts	—	—	—	—	12	12
Other consumer	4	27	—	31	957	988

Total	$246	$2,548	$3,173	$5,967	$132,649	$138,616
Delinquent acquired bank loans to total acquried bank loans	0.18%	1.84%	2.29%	4.30%

* - All loans greater than 90 days past due or more, excluding purchased credit impaired loans, as of June 30, 2013 and December 31, 2012 were on non-accrual status.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

Impaired Loans

The Bank defines impaired loans as follows:

•                        All loans internally classified as “Substandard,” “Doubtful” or “Loss;”

•                        All loans on non-accrual status and loans past due over 90 days still on accrual;

•                        All retail and commercial troubled debt restructurings (“TDRs”). TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

•                        All loans classified as PCI-2; and

•                        Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2013	December 31, 2012

Loans with no allocated allowance for loan losses	$40,312	$36,325
Loans with allocated allowance for loan losses	69,672	69,382

Total impaired loans	$109,984	$105,707

Amount of the allowance for loan losses allocated	$6,040	$8,531

Approximately $27 million, or 25%, of impaired loans at June 30, 2013 were loans acquired in the Bank’s 2012 acquisitions. Substantially all of these loans became classified as “impaired” through a modification of the original loan, which the Bank deemed to be a TDR. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2013 and December 31, 2012:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$2,895	$77	$1,884	$—	$102	$53	$—
Collectively evaluated for impairment	4,379	519	6,694	34	1,485	391	462
Acquired with deteriorated credit quality	289	46	185	—	—	266	—

Total ending allowance for loan losses	$7,563	$642	$8,763	$34	$1,587	$710	$462

Loans:
Impaired loans individually evaluated, excluding PCI loans	$40,596	$3,420	$29,922	$—	$2,544	$4,798	$—
Loans collectively evaluated for impairment	1,114,763	49,615	695,228	33,852	46,178	106,570	177,690
Loans acquired with deteriorated credit quality	5,061	10,672	42,184	—	2,136	3,307	—

Total ending loan balance	$1,160,420	$63,707	$767,334	$33,852	$50,858	$114,675	$177,690

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$183	$—	$—	$60	$5,254
Collectively evaluated for impairment	1,749	344	249	145	16,451
Acquired with deteriorated credit quality	—	—	—	—	786

Total ending allowance for loan losses	$1,932	$344	$249	$205	$22,491

Loans:
Impaired loans individually evaluated, excluding PCI loans	$3,204	$—	$—	$149	$84,633
Loans collectively evaluated for impairment	223,933	8,656	984	12,464	2,469,933
Loans acquired with deteriorated credit quality	—	—	—	103	63,463

Total ending loan balance	$227,137	$8,656	$984	$12,716	$2,618,029

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$3,033	$518	$2,906	$—	$1,157	$347	$—
Collectively evaluated for impairment	3,972	527	5,924	34	1,612	232	541
Acquired with deteriorated credit quality	1	4	13	—	—	1	—

Total ending allowance for loan losses	$7,006	$1,049	$8,843	$34	$2,769	$580	$541

Loans:
Impaired loans individually evaluated, excluding PCI loans	$42,340	$4,419	$30,544	$—	$4,000	$4,578	$—
Loans collectively evaluated for impairment	1,103,601	48,344	613,656	33,531	73,247	119,515	216,576
Loans acquired with deteriorated credit quality	2,413	21,776	54,411	—	2,846	6,675	—

Total ending loan balance	$1,148,354	$74,539	$698,611	$33,531	$80,093	$130,768	$216,576

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$496	$—	$—	$55	$8,512
Collectively evaluated for impairment	1,852	210	198	96	15,198
Acquired with deteriorated credit quality	—	—	—	—	19

Total ending allowance for loan losses	$2,348	$210	$198	$151	$23,729

Loans:
Impaired loans individually evaluated, excluding PCI loans	$3,420	$—	$—	$437	$89,738
Loans collectively evaluated for impairment	238,433	8,716	955	15,692	2,472,266
Loans acquired with deteriorated credit quality	—	—	—	72	88,193

Total ending loan balance	$241,853	$8,716	$955	$16,201	$2,650,197

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	Ending Balance
	As of			Three Months Ended		Six Months Ended
	June 30, 2013			June 30, 2013		June 30, 2013
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$9,029	$9,029	$—	$11,625	$109	$12,119	$205
Non owner occupied	1,406	1,245	—	1,778	5	1,450	7
Commercial real estate	22,065	23,248	—	22,676	561	19,881	827
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—
Real estate construction	2,022	2,022	—	2,292	67	2,223	90
Commercial	1,958	2,542	—	3,295	62	3,568	94
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	2,217	2,152	—	2,313	35	2,057	51
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	73	73	—	248	2	294	2

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	34,991	34,619	3,185	33,254	261	32,656	481
Non owner occupied	4,364	4,294	124	3,968	47	3,854	77
Commercial real estate	25,460	24,408	2,067	24,655	497	25,204	768
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—
Real estate construction	2,005	2,005	102	2,759	49	2,900	73
Commercial	3,481	3,193	319	2,931	81	2,906	124
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	1,052	1,052	183	1,141	7	1,385	11
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	102	102	60	78	1	80	1
Total impaired loans	$110,225	$109,984	$6,040	$113,013	$1,784	$110,577	$2,811

	Ending Balance
	As of			Three Months Ended		Six Months Ended
	December 31, 2012			June 30, 2012		June 30, 2012
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,299	$13,107	$—	$24,800	$23	$21,775	$23
Non owner occupied	955	794	—	1,636	37	967	37
Commercial real estate	14,293	14,293	—	10,486	545	6,854	574
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—
Real estate construction	3,090	2,085	—	3,827	72	2,746	72
Commercial	4,206	4,114	—	2,208	69	1,910	69
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	1,753	1,546	—	859	4	726	4
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	386	386	—	63	—	31	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	31,709	31,458	3,034	5,829	43	4,805	244
Non owner occupied	3,695	3,625	522	1,916	35	2,040	49
Commercial real estate	26,710	26,300	2,919	27,610	217	23,497	318
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—
Real estate construction	3,416	3,183	1,157	4,953	—	7,496	—
Commercial	2,858	2,858	348	2,494	22	2,619	45
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	1,874	1,874	496	1,582	11	1,898	11
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	84	84	55	—	—	—	—
Total impaired loans	$108,328	$105,707	$8,531	$88,263	$1,078	$77,364	$1,446

Troubled Debt Restructurings

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

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2013 and December 31, 2012, $14 million and $17 million of TDRs were also non-accrual loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
June 30, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$6,757	$37,869	$44,626
Commercial real estate	7,016	35,374	42,390
Real estate construction	97	3,434	3,531
Commercial	—	4,588	4,588

Total troubled debt restructurings	$13,870	$81,265	$95,135

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2012 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$7,512	$36,889	$44,401
Commercial real estate	5,149	31,864	37,013
Real estate construction	1,595	3,127	4,722
Commercial	2,263	4,604	6,867

Total troubled debt restructurings	$16,519	$76,484	$93,003

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2013 and December 31, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
June 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$294	$906	$1,200
Rate reduction	24,999	3,055	28,054
Principal deferral	5,871	2,842	8,713
Bankruptcies	4,961	1,698	6,659
Total residential TDRs	36,125	8,501	44,626

Commercial related and construction loans:
Interest only payments	616	—	616
Rate reduction	17,152	6,691	23,843
Principal deferral	25,326	491	25,817
Bankruptcies	—	233	233
Total commercial TDRs	43,094	7,415	50,509
Total troubled debt restructurings	$79,219	$15,916	$95,135

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$813	$624	$1,437
Rate reduction	24,779	4,004	28,783
Principal deferral	8,634	2,230	10,864
Bankruptcies	2,224	1,093	3,317
Total residential TDRs	36,450	7,951	44,401

Commercial related and construction loans:
Interest only payments	689	1,742	2,431
Rate reduction	22,918	2,966	25,884
Principal deferral	19,841	194	20,035
Bankruptcies	—	252	252
Total commercial TDRs	43,448	5,154	48,602
Total troubled debt restructurings	$79,898	$13,105	$93,003

As of June 30, 2013 and December 31, 2012, 83% and 86% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million and $7 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of June 30, 2013 and December 31, 2012. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at June 30, 2013 and December 31, 2012.

A summary of the categories of TDR loan modifications that occurred during the six months ended June 30, 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
June 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only	$64	$—	$64
Rate reduction	1,758	641	2,399
Principal deferral	460	293	753
Bankruptcies	2,885	1,243	4,128
Total residential TDRs	5,167	2,177	7,344

Commercial related and construction loans:
Interest only	141	—	141
Principal deferral	8,339	—	8,339
Total commercial TDRs	8,480	—	8,480
Total troubled debt restructurings	$13,647	$2,177	$15,824

The table above is inclusive of loans which were TDRs at the end of the previous year and were re-modified during the current year.

As of June 30, 2013, 86% of the Bank’s TDRs that occurred during 2013 were performing according to their modified terms. The Bank has provided $869,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during 2013. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no change between the pre and post modification loan balances at June 30, 2013 and December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings within the past twelve months for which there was a subsequent payment default:

	Number of	Recorded
(dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	40	$5,649
Non owner occupied	—	—
Commercial real estate	1	302
Commercial real estate - purchased whole loans	—	—
Real estate construction	—	—
Commercial	—	—
Warehouse lines of credit	—	—
Home equity	6	415
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	4	358

Total	51	$6,724

5.             DEPOSITS

Ending deposit balances at June 30, 2013 and December 31, 2012 were as follows:

(in thousands)	June 30, 2013	December 31, 2012

Demand	$620,367	$580,900
Money market accounts	496,010	514,698
Brokered money market accounts	34,312	35,596
Savings	66,104	62,145
Individual retirement accounts*	30,061	32,491
Time deposits, $100,000 and over*	71,513	80,906
Other certificates of deposit*	82,649	100,036
Brokered certificates of deposit*(1)	82,244	97,110

Total interest-bearing deposits	1,483,260	1,503,882
Total non interest-bearing deposits	487,787	479,046

Total deposits	$1,971,047	$1,982,928

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

The composition of deposits related to the acquisitions of failed banks outstanding at June 30, 2013 and December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
June 30, 2013 (in thousands)	Bank	Bank	Banks

Demand	$1,153	$2,802	$3,955
Money market accounts	2,087	13,334	15,421
Savings	5,507	—	5,507
Individual retirement accounts*	730	1,456	2,186
Time deposits, $100,000 and over*	5,896	2,666	8,562
Other certificates of deposit*	3,602	5,450	9,052
Brokered certificates of deposit*(1)	3,925	5,852	9,777

Total interest-bearing deposits	22,900	31,560	54,460
Total non interest-bearing deposits	3,517	6,237	9,754

Total deposits	$26,417	$37,797	$64,214

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Demand	$10,024	$5,871	$15,895
Money market accounts	1,510	25,762	27,272
Savings	217	—	217
Individual retirement accounts*	1,166	3,269	4,435
Time deposits, $100,000 and over*	10,822	3,267	14,089
Other certificates of deposit*	7,196	12,574	19,770
Brokered certificates of deposit*(1)	6,729	12,247	18,976

Total interest-bearing deposits	37,664	62,990	100,654
Total non interest-bearing deposits	4,240	6,812	11,052

Total deposits	$41,904	$69,802	$111,706

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing.

6.             FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At June 30, 2013 and December 31, 2012, FHLB advances were as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012

Fixed interest rate advances with a weighted average interest rate of 2.17% due through 2023	$492,044	$442,600

Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000

Total FHLB advances	$592,044	$542,600

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2013, Republic had available collateral to borrow an additional $316 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $196 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2013	$35,000
2014	178,000
2015	25,000
2016	82,000
2017	125,000
Thereafter	147,044

Total	$592,044

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2013	December 31, 2012

First lien, single family residential real estate	$1,122,223	$1,053,946
Home equity lines of credit	107,157	116,043
Multi-family commercial real estate	9,085	11,695

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

The Bank’s private label mortgage backed security remains extremely illiquid, and as such, the Bank classifies this security as a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of this security.

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses for anticipated selling costs of the underlying collateral. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s Credit Administration Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On an annual basis, the Bank compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at an estimated fair value.

Mortgage Servicing Rights: On a monthly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$45,516	$—	$45,516
Private label mortgage backed security	—	—	5,641	5,641
Mortgage backed securities - residential	—	150,055	—	150,055
Collateralized mortgage obligations		204,148		204,148
Corporate bonds	—	14,971	—	14,971
Total securities available for sale	$—	$414,690	$5,641	$420,331

Mandatory forward contracts	$—	$279	$—	$279

Rate lock loan commitments	—	446	—	446

Mortgage loans held for sale	—	24,174	—	24,174

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$39,472	$—	$39,472
Private label mortgage backed security	—	—	5,687	5,687
Mortgage backed securities - residential	—	197,210	—	197,210
Collateralized mortgage obligations	—	195,877	—	195,877
Total securities available for sale	$—	$432,559	$5,687	$438,246

Mandatory forward contracts	$—	$47	$—	$47

Rate lock loan commitments	—	833	—	833

Mortgage loans held for sale	—	10,614	—	10,614

There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2013 and 2012. All transfers between levels, if applicable, would be generally recognized at the end of each quarter.

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Balance, beginning of period	$5,688	$4,520	$5,687	$4,542

Total gains or losses included in earnings:
Net change in unrealized gain/(loss)	238	59	422	37
Principal paydowns	(285)	—	(468)	—
Balance, end of period	$5,641	$4,579	$5,641	$4,579

The Bank’s single private label mortgage backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved the following steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average Fair Isaac Corporation (“FICO”) score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

There were no transfers into or out of Level 3 assets during the three and six months ended June 30, 2013 and 2012.

See Footnote 3 “Investment Securities” for additional detail regarding the private label mortgage backed security in this section of the filing.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2013 and December 31, 2012:

	Fair	Valuation	Unobservable
June 30, 2013 (dollars in thousands)	Value	Technique	Inputs	Range

Private label mortgage backed security	$5,641	Discounted cash flow	Constant prepayment rate	0.5% - 7%

			Probability of default	3% - 6.50%

			Loss severity	60% - 85%

	Fair	Valuation
December 31, 2012 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,687	Discounted cash flow	Constant prepayment rate	1% - 6%

			Probability of default	3.50% - 7%

			Loss severity	60% - 70%

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,005	$1,005
Commercial real estate	—	—	7,030	7,030
Real estate construction	—	—	97	97
Commercial	—	—	49	49
Total impaired loans *	$—	$—	$8,181	$8,181

Other real estate owned:
Residential real estate:
Owner occupied	$—	$—	$143	$143
Non owner occupied	—	—	10	10
Commercial real estate	—	—	260	260
Real estate construction	—	—	4,908	4,908
Total other real estate owned	$—	$—	$5,321	$5,321

Mortgage servicing rights**	$—	$683	$—	$683

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$782	$782
Non owner occupied	—	—	1,788	1,788
Commercial real estate	—	—	15,618	15,618
Real estate construction	—	—	1,552	1,552
Commercial	—	—	182	182
Home equity	—	—	303	303
Total impaired loans *	$—	$—	$20,225	$20,225

Other real estate owned:
Residential real estate:
Owner occupied	$—	$—	$1,195	$1,195
Non owner occupied	—	—	—	—
Commercial real estate	—	—	1,219	1,219
Real estate construction	—	—	5,161	5,161
Total other real estate owned	$—	$—	$7,575	$7,575

Mortgage servicing rights**	$—	$3,484	$—	$3,484

* - Impaired loan balances exclude TDRs measured for impairment using the present value of future cash flows.

** - Mortgage Servicing Rights at fair value only include those tranches which were considered impaired at the reported period end.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$7,127	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	13% - 22% (17%)

Impaired loans - residential real estate	$1,005	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	10% - 76% (14%)

Impaired loans - commercial	$49	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	12% (12%)

Other real estate owned - residential	$153	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	13% - 60% (35%)

Other real estate owned - commercial real estate	$260	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	4% (4%)

Other real estate owned - real estate construction	$635	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	26% - 47% (39%)

	$4,273	Income approach	Adjustments for differences between net operating income expectations	14% (14%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2012 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$15,230	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 50% (18%)

	$1,940	Income approach	Adjustments for differences between net operating income expectations	12% - 12% (12%)

Impaired loans - residential real estate	$2,873	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	2% - 60% (17%)

Impaired loans - commercial	$182	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 50% (44%)

Other real estate owned - residential	$1,195	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	4% - 71% (14%)

Other real estate owned - commercial real estate	$1,219	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	1% - 33% (16%)

Other real estate owned - real estate construction	$663	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	1% - 54% (35%)

	$4,498	Income approach	Adjustments for differences between net operating income expectations	25% - 25% (25%)

The following section details impairment charges recognized during the period:

Investment Securities

During 2013 and 2012, the Bank did not realize any further impairment losses related to its single Level 3 private label mortgage backed security.  See Footnote 3 “Investment Securities” for additional detail regarding the private label mortgage backed security in this section of the filing.

Impaired Loans

Collateral dependent impaired loans are measured for impairment using the fair market value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank will discount the appraisal amount, as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The review may result in an increase in the allowance for loan loss or in a partial charge-off of the loan. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using this fair value method.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	June 30, 2013	December 31, 2012

Carrying amount of loans measured at fair value	$8,181	$23,070
Estimated selling costs considered in carrying amount	1,114	1,839
Valuation allowance	(1,114)	(4,684)
Total fair value	$8,181	$20,225

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s individual other real estate owned properties exceeded their carrying value at June 30, 2013 and December 31, 2012.

Details of other real estate owned carrying value and write downs follows:

(in thousands)	June 30, 2013	December 31, 2012

Carrying value of other real estate owned	$15,248	$26,203

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Other real estate owned write-downs	$518	$115	$884	$341

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value with fair value determined by MSR tranche. One of 23 tranches was carried at fair value at June 30, 2013. Nine of 21tranches were carried at fair value at December 31, 2012. Details of the tranches carried at fair value follow:

(in thousands)	June 30, 2013	December 31, 2012

Outstanding balance	$716	$3,829
Valuation allowance	(33)	(345)
Fair value	$683	$3,484

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Charge (credit) to mortgage banking income due to impairment evaluation	$(160)	$(42)	$(312)	$(31)

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were 90 days or more past due nor on nonaccrual as of June 30, 2013 and December 30, 2012.

As of June 30, 2013 and December 31, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

(in thousands)	June 30, 2013	December 31, 2012

Aggregate fair value	$24,174	$10,614
Contractual balance	23,710	10,037
Gain	464	577

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2013 and 2012 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Interest income	$145	$53	$258	$173
Change in fair value	(247)	(5)	(113)	52
Total change in fair value	$(102)	$48	$145	$225

The carrying amounts and estimated fair values of all financial instruments, at June 30, 2013 and December 31, 2012 follows:

		Fair Value Measurements at
		June 30, 2013 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$97,690	$97,690	$—	$—	$97,690
Securities available for sale	420,331	—	414,690	5,641	420,331
Securities to be held to maturity	55,169	—	55,704	—	55,704
Mortgage loans held for sale	24,174	—	24,174	—	24,174
Loans, net of allowance for loan losses	2,595,538	—	—	2,629,630	2,629,630
Federal Home Loan Bank stock	28,342	—	—	—	N/A
Accrued interest receivable	8,641	—	8,641	—	8,641

Liabilities:
Non interest-bearing deposits	487,787	—	487,787	—	487,787
Transaction and money market deposits	1,216,793	—	1,216,793	—	1,216,793
Time deposits	266,467	—	268,871	—	268,871
Securities sold under agreements to repurchase and other short-term borrowings	128,532	—	128,532	—	128,532
Federal Home Loan Bank advances	592,044	—	609,308	—	609,308
Subordinated note	41,240	—	38,088	—	38,088
Accrued interest payable	1,414	—	1,414	—	1,414

		Fair Value Measurements at
		December 31, 2012 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$137,691	$137,691	$—	$—	$137,691
Securities available for sale	438,246	—	432,559	5,687	438,246
Securities to be held to maturity	46,010	—	46,416	—	46,416
Mortgage loans held for sale	10,614	—	10,614	—	10,614
Loans, net of allowance for loan losses	2,626,468	—	—	2,702,686	2,702,686
Federal Home Loan Bank stock	28,377	—	—	—	N/A
Accrued interest receivable	9,245	—	9,245	—	9,245

Liabilities:
Non interest-bearing deposits	479,046	—	479,046	—	479,046
Transaction and money market deposits	1,193,339	—	1,193,339	—	1,193,339
Time deposits	310,543	—	314,972	—	314,972
Securities sold under agreements to repurchase and other short-term borrowings	250,884	—	250,884	—	250,884
Federal Home Loan Bank advances	542,600	—	576,158	—	576,158
Subordinated note	41,240	—	37,917	—	37,917
Accrued interest payable	1,403	—	1,403	—	1,403

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the Bank’s estimates.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents — The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Mortgage loans held for sale — The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Loans, net of allowance for loan losses — The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Bank’s historical experience with repayments adjusted to estimate the effect of current market conditions. The allowance for loan losses is considered a reasonable discount for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Home Loan Bank stock — It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued interest receivable/payable — The carrying amounts of accrued interest, due to their short-term nature, approximates fair value resulting in a Level 2 classification.

Deposits — Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities and are classified as Level 2. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values and are also classified as Level 2.

Securities sold under agreements to repurchase — The carrying amount for securities sold under agreements to repurchase generally maturing within ninety days approximates its fair value resulting in a Level 2 classification.

Federal Home Loan Bank advances — The fair value of the FHLB advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

Subordinated note — The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

The fair value estimates presented herein are based on pertinent information available to management as of the respective period ends. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

8.                                      MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

June 30, (in thousands)	2013	2012

Balance, January 1	$10,614	$4,392
Origination of mortgage loans held for sale	208,094	100,418
Proceeds from the sale of mortgage loans held for sale	(199,942)	(104,439)
Net gain on sale of mortgage loans held for sale	5,408	3,722

Balance, June 30	$24,174	$4,093

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Net gain realized on sale of mortgage loans held for sale	$3,439	$1,642	$5,677	$3,185
Net change in fair value recognized on loans held for sale	(247)	(5)	(113)	52
Net change in fair value recognized on rate lock commitments	(1,521)	579	(388)	523
Net change in fair value recognized on forward contracts	453	(182)	232	(38)
Net gain recognized	2,124	2,034	5,408	3,722

Loan servicing income	546	599	1,092	1,235
Amortization of mortgage servicing rights	(650)	(712)	(1,358)	(1,671)
Change in mortgage servicing rights valuation allowance	160	42	312	31
Net servicing income recognized	56	(71)	46	(405)

Total Mortgage Banking income	$2,180	$1,963	$5,454	$3,317

Activity for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2013	2012

Balance, January 1	$4,777	$6,087
Additions	1,574	904
Amortized to expense	(1,358)	(1,671)
Change in valuation allowance	312	31

Balance, June 30	$5,305	$5,351

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2013	2012

Balance, January 1	$(345)	$(203)
Additions	—	(11)
Reductions credited to operations	312	42

Balance, June 30	$(33)	$(172)

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2013	December 31, 2012

Fair value of mortgage servicing rights portfolio	$6,861	$5,446
Prepayment speed range	123% - 550%	112% - 550%
Discount rate	9%	9%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.51	3.89

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2013		December 31, 2012
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$23,710	$24,174	$10,037	$10,614

Included in other assets:
Rate lock loan commitments	$70,447	$446	$48,308	$833
Mandatory forward contracts	44,247	279	36,675	47

Total included in other assets	$114,694	$725	$84,983	$880

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

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each period ended:

(in thousands)	June 30, 2013	December 31, 2012

Unused warehouse lines of credit	$175,310	$113,924
Unused home equity lines of credit	224,688	232,719
Unused loan commitments - other	176,206	163,523
Standby letters of credit	10,294	16,985
FHLB letters of credit	11,683	11,908
Total commitments	$598,181	$539,059

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

At June 30, 2013 and December 31, 2012, the Bank had letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed her Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledged disclosure of the Overdraft Honor Policy and did not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that the Plaintiff lacked the ability to automatically amend the complaint as of right. However, the Court held that the Plaintiff could be permitted to amend if the Plaintiff could first demonstrate that her amendment would not be futile and that the Plaintiff had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at that time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit ruled on June 11, 2013 and concluded that the offer of judgment did not moot the matter before it only because the offer of judgment in question did not afford the plaintiff complete relief.  The District Court lifted the stay of this matter on June 14, 2013 and permitted Plaintiff to file her Amended Complaint.  Plaintiff filed her Amended Complaint on June 21, 2013 and brought six claims: breach of contract and breach of the covenant of good faith and fair dealing (Counts I & II), unconscionability (Count III), conversion (Count IV), unjust enrichment (Count V), violation of the Electronic Funds Transfer Act, (Count VI) and violation of the Kentucky Consumer Protection Act (Count VII).  RB&T filed its Motion to Dismiss the Amended Complaint on July 15, 2013.  Plaintiff has not yet responded to the Motion to Dismiss.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Net income	$6,119	$9,578	$19,475	$92,050

Weighted average shares outstanding	20,782	20,958	20,823	20,957
Effect of dilutive securities	76	59	72	77
Average shares outstanding including dilutive securities	20,858	21,017	20,895	21,034

Basic earnings per share:
Class A Common Share	$0.30	$0.46	$0.94	$4.40
Class B Common Share	0.28	0.44	0.91	4.37

Diluted earnings per share:
Class A Common Share	$0.30	$0.46	$0.94	$4.38
Class B Common Share	0.28	0.44	0.90	4.35

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Antidilutive stock options	122,450	232,550	128,450	220,550

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

As of June 30, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment.

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

Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations, while servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations.  Prior to 2013, RAL fees and net RT fees provided the majority of the revenue for RPG.  In 2013, net RT fees has provided, and is expected to continue to provide going forward, the majority of revenues for RPG as the Company no longer offers RALs. All Company operations are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes which are not segment specific are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

Segment information for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended June 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,606	$145	$16	$28,767

Provision for loan losses	1,045	—	(140)	905

Net refund transfer fees	—	—	1,683	1,683
Mortgage banking income	—	2,180	—	2,180
Other non interest income	6,660	75	185	6,920
Total non interest income	6,660	2,255	1,868	10,783

Total non interest expenses	25,443	906	3,350	29,699

Income before income tax expense	8,778	1,494	(1,326)	8,946
Income tax expense	2,768	523	(464)	2,827
Net income	$6,010	$971	$(862)	$6,119

Segment end of period assets	$3,277,181	$29,891	$9,993	$3,317,065

Net interest margin	3.57%	NM	NM	3.56%

	Three Months Ended June 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,090	$53	$169	$28,312

Provision for loan losses	831	—	(365)	466

Net refund transfer fees	—	—	6,147	6,147
Mortgage banking income	—	1,963	—	1,963
Bargain purchase gain - TCB	(96)	—	—	(96)
Other non interest income	6,036	11	25	6,072
Total non interest income	5,940	1,974	6,172	14,086

Total non interest expenses	23,590	923	2,938	27,451

Income before income tax expense	9,609	1,104	3,768	14,481
Income tax expense	3,129	386	1,388	4,903
Net income	$6,480	$718	$2,380	$9,578

Segment end of period assets	$3,248,453	$9,847	$20,500	$3,278,800

Net interest margin	3.57%	NM	NM	3.53%

	Six Months Ended June 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$57,567	$258	$72	$57,897

Provision for loan losses	1,019	—	(739)	280

Net refund transfer fees	—	—	13,697	13,697
Mortgage banking income	—	5,454	—	5,454
Bargain purchase gain - FCB	1,324	—	—	1,324
Other non interest income	12,057	83	693	12,833
Total non interest income	13,381	5,537	14,390	33,308

Total non interest expenses	50,625	1,769	8,607	61,001

Income before income tax expense	19,304	4,026	6,594	29,924
Income tax expense	6,732	1,409	2,308	10,449
Net income	$12,572	$2,617	$4,286	$19,475

Segment end of period assets	$3,277,181	$29,891	$9,993	$3,317,065

Net interest margin	3.58%	NM	NM	3.56%

	Six Months Ended June 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$55,962	$173	$45,397	$101,532

Provision for loan losses	3,962	—	7,674	11,636

Net refund transfer fees	—	—	77,896	77,896
Mortgage banking income	—	3,317	—	3,317
Net gain on sales, calls and impairment of securities	56	—	—	56
Bargain purchase gain - TCB	27,803	—	—	27,803
Other non interest income	11,618	16	189	11,823
Total non interest income	39,477	3,333	78,085	120,895

Total non interest expenses	50,634	2,077	15,893	68,604

Income before income tax expense	40,843	1,429	99,915	142,187
Income tax expense	14,005	500	35,632	50,137
Net income	$26,838	$929	$64,283	$92,050

Segment end of period assets	$3,248,453	$9,847	$20,500	$3,278,800

Net interest margin	3.58%	NM	NM	5.73%

NM — Not Meaningful

12.                                     SUBSEQUENT EVENT

RB&T entered into a Purchase and Assumption Agreement (the “Agreement”) dated July 11, 2013, with H&R Block Bank (“HRBB”) and its sole shareholder Block Financial LLC. Pursuant to the Agreement, RB&T will acquire certain assets and assume certain liabilities, including all of the deposits of HRBB (the “P&A Transaction”).

All of the assets acquired and all of the liabilities assumed by RB&T as part of the P&A Transaction will be transferred at a price equal to HRBB’s book value.  As part of the P&A Transaction, RB&T will acquire HRBB non-cash assets projected to be approximately $3 million at closing.  In addition, RB&T will assume approximately $470 million in projected customer deposits.  The net amount of projected deposits less projected non-cash assets, estimated at approximately $467 million, will be paid in cash by HRBB to RB&T at closing.  RB&T will not acquire HRBB’s sole banking center location in Kansas City, Missouri.  In connection with the P&A Transaction, RB&T will also not acquire any of HRBB’s existing intercompany contracts with H&R Block that allow HRBB to offer various H&R Block-branded financial services products to H&R Block’s clients.

The completion of the P&A Transaction is subject to multiple regulatory approvals for all parties, as well as the completion of a new Joint Marketing Master Services Agreement (“MSA”) and a related Receivables Purchase Agreement (“RPA”) among RB&T and affiliates of H&R Block, Inc. The Agreement requires that all regulatory approvals must be received by September 30, 2013 in order for the P&A Transaction to occur in 2013. If any regulatory approvals are obtained after September 30, 2013, the Agreement requires that the P&A Transaction will occur between April 30, 2014 and June 18, 2014.

The parties to the Agreement submitted their respective applications for the P&A Transaction to their respective regulators on July 15, 2013, which gives the parties 77 days to receive regulatory approval under the terms of the Agreement in order for the P&A transaction to be completed in 2013. The Office of the Comptroller of the Currency (“OCC”) is considering RB&T’s application for the P&A Transaction along with RB&T’s earlier May 2013 application regarding an internal merger of RB&T and RB which includes a conversion to a national bank charter.  There can be no assurance that all regulatory approvals will be obtained by all parties to the P&A Transaction within the 77 day time frame, if at all.

RB&T and affiliates of H&R Block, Inc. are currently in separate contract negotiations to enter into a new MSA and a related RPA. Pursuant to the anticipated MSA, RB&T would replace HRBB as the bank that offers H&R Block-branded financial services products to H&R Block’s clients.  Consistent with the framework of its existing Electronic Return Originator Oversight Plan, RB&T’s responsibilities under the anticipated MSA will include, among other things, audit, compliance and third party oversight.  Similar to its existing arrangement with HRBB, under the anticipated MSA affiliates of H&R Block, Inc. will provide the sales, marketing, servicing and primary information systems’ infrastructure for the H&R Block-branded financial services products to be offered to H&R Block’s clients.  As compared to the H&R Block-branded financial services products offered today by HRBB, RB&T does not anticipate material changes to the products offered, or the terms and conditions of the products it will offer, under the new MSA.

Pursuant to the anticipated RPA, a portion of the loans originated by RB&T under the MSA are expected to be participated to an H&R Block affiliate.  There can be no assurance that the parties will successfully negotiate and execute the MSA and the RPA, nor can there be any assurance with respect to the final terms and conditions of these agreements.

In addition to the positive impact to RB&T’s and the Company’s overall earnings, the P&A Transaction and the anticipated MSA and RPA, if completed, are expected to impact the liquidity position of RB&T and the capital positions of RB&T and the Company, as a whole.  More specifically, the cash received from the P&A Transaction, if completed, is expected to have a positive impact to the overall liquidity position of RB&T, although it would negatively impact RB&T’s and the Company’s Tier I leverage ratio. Similarly, the resulting growth in RB&T’s and the Company’s assets from the cash received in connection with the MSA during the first quarter of each year is expected to negatively impact RB&T’s and the Company’s first quarter Tier 1 Leverage Ratio.  Neither RB&T’s nor the Company’s Tier 1 Leverage Ratios, however, are expected to fall below “well-capitalized” under regulatory guidelines. If RB&T became at risk to drop below the regulatory minimum to be well-capitalized for its Tier 1 Leverage Ratio, RB&T’s holding company has available approximately $120 million of funds on deposit at RB&T that it could contribute to RB&T in the form of Tier 1 common equity.  Management believes the impact of the P&A Transaction and the anticipated MSA and RPA to the risk-based capital ratios of RB&T and the Company will be minimal as the substantial majority of asset growth resulting from the transactions will be from cash.

See the Company’s Form 8-K filed with the Securities and Exchange Commission on July 11, 2013 for additional information on the Agreement and the ongoing contract negotiations for the MSA.

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

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

•               loan delinquencies; non-performing, classified, or impaired loans; and troubled debt restructurings (“TDR”s);

•               further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loan losses;

•               deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;

•               future credit losses and the overall adequacy of the allowance for loan losses;

•               potential write-downs of other real estate owned (“OREO”);

•               potential recast adjustments to acquisition day fair values (“day-one fair values”);

•               future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•               the future impact of Company strategies to mitigate interest rate risk;

•               future long-term interest rates and their impact on the demand for Mortgage Banking products and warehouse lines of credit;

•               the future value of mortgage servicing rights;

•               the future operating performance of the Tax Refund Solutions (“TRS”) division;

•               future Refund Transfers (“RTs”) volume for TRS;

•               the future net revenues associated with RTs at TRS;

•               the future financial performance of Republic Payment Solutions (“RPS”);

•               the future financial performance of Republic Credit Solutions (“RCS”);

•               the potential impairment of investment securities;

•               the extent to which regulations written and implemented by the Federal Bureau of Consumer Financial Protection, and other federal, state and local governmental regulation of consumer lending and related financial products and services may limit or prohibit the operation of the Company’s business;

•               financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses: including Basel III capital reforms; the Dodd-Frank Act; and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

•               the impact of new accounting pronouncements;

•               legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;

•               the future impact of Company reorganizations, including but not limited to a prospective internal merger of RB&T and RB;

•               future capital expenditures;

•               the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations;

•               the Bank’s ability to maintain current deposit and loan levels at current interest rates;

•               the Company’s ability to successfully implement strategic plans, including but not limited to those related to the acquisition of two failed banks in 2012 and the acquisition of certain assets and assumption of all deposits of H&R Block Bank (the “P&A Transaction”);

•               the ability of all parties to the July 11, 2013 Purchase & Assumption Agreement (the “Agreement”) to obtain regulatory approval in order to complete the related P&A Transaction within projected timeframes, if at all; and

•               the ability of RB&T and affiliates of H&R Block, Inc. to negotiate a Joint Marketing Master Services Agreement (“MSA”) and a related Receivables Purchase Agreement (“RPA”).

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K.

RECENT DEVELOPMENTS

H&R Block Bank Purchase and Assumption Agreement

RB&T entered into a Purchase and Assumption Agreement (the “Agreement”) dated July 11, 2013, with H&R Block Bank (“HRBB”) and its sole shareholder Block Financial LLC. Pursuant to the Agreement, RB&T will acquire certain assets and assume certain liabilities, including all of the deposits of HRBB (the “P&A Transaction”).

All of the assets acquired and all of the liabilities assumed by RB&T as part of the P&A Transaction will be transferred at a price equal to HRBB’s book value.  As part of the P&A Transaction, RB&T will acquire HRBB non-cash assets projected to be approximately $3 million at closing.  In addition, RB&T will assume approximately $470 million in projected customer deposits.  The net amount of projected deposits less projected non-cash assets, estimated at approximately $467 million, will be paid in cash by HRBB to RB&T at closing.  RB&T will not acquire HRBB’s sole banking center location in Kansas City, Missouri.  In connection with the P&A Transaction, RB&T will also not acquire any of HRBB’s existing intercompany contracts with H&R Block that allow HRBB to offer various H&R Block-branded financial services products to H&R Block’s clients.

The completion of the P&A Transaction is subject to multiple regulatory approvals for all parties, as well as the completion of a new Joint Marketing Master Services Agreement (“MSA”) and a related Receivables Purchase Agreement (“RPA”) among RB&T and affiliates of H&R Block, Inc. The Agreement requires that all regulatory approvals must be received by September 30, 2013 in order for the P&A Transaction to occur in 2013. If any regulatory approvals are obtained after September 30, 2013, the Agreement requires that the P&A Transaction will occur between April 30, 2014 and June 18, 2014.

The parties to the Agreement submitted their respective applications for the P&A Transaction to their respective regulators on July 15, 2013, which gives the parties 77 days to receive regulatory approval under the terms of the Agreement in order for the P&A transaction to be completed in 2013. The Office of the Comptroller of the Currency (“OCC”) is considering RB&T’s application for the P&A Transaction along with RB&T’s earlier May 2013 application regarding an internal merger of RB&T and RB which includes a conversion to a national bank charter.  There can be no assurance that all regulatory approvals will be obtained by all parties to the P&A Transaction within the 77 day time frame, if at all.

RB&T and affiliates of H&R Block, Inc. are currently in separate contract negotiations to enter into a new MSA and a related RPA. Pursuant to the anticipated MSA, RB&T would replace HRBB as the bank that offers H&R Block-branded financial services products to H&R Block’s clients.  Consistent with the framework of its existing Electronic Return Originator Oversight Plan, RB&T’s responsibilities under the anticipated MSA will include, among other things, audit, compliance and third party oversight.  Similar to its existing arrangement with HRBB, under the anticipated MSA affiliates of H&R Block, Inc. will provide the sales, marketing, servicing and primary information systems’ infrastructure for the H&R Block-branded financial services products to be offered to H&R Block’s clients.  As compared to the H&R Block-branded financial services products offered today by HRBB, RB&T does not anticipate material changes to the products offered, or the terms and conditions of the products it will offer, under the new MSA.

Pursuant to the anticipated RPA, a portion of the loans originated by RB&T under the MSA are expected to be participated to an H&R Block affiliate.  There can be no assurance that the parties will successfully negotiate and execute the MSA and the RPA, nor can there be any assurance with respect to the final terms and conditions of these agreements.

On a go-forward basis, the Company estimates the combined financial impact of the Agreement, the MSA and RPA, if all are completed, to be accretive to the Company’s diluted earnings per Class A and Class B share by approximately $0.57 to $0.75 per year.  The largest benefit is expected to occur in the first quarter of each calendar year, coinciding with the tax season.  The actual results will vary depending upon a number of factors, including the volumes of RB&T’s H&R Block-branded financial services products sold.

In addition to the positive impact to RB&T’s and the Company’s overall earnings, the P&A Transaction and the anticipated MSA and RPA, if completed, are expected to impact the liquidity position of RB&T and the capital positions of RB&T and the Company, as a whole.  More specifically, the cash received from the P&A Transaction, if completed, is expected to have a positive impact to the overall liquidity position of RB&T, although it would negatively impact RB&T’s and the Company’s Tier I leverage ratio. Similarly, the resulting growth in RB&T’s and the Company’s assets from the cash received in connection with the MSA during the first quarter of each year is expected to negatively impact RB&T’s and the Company’s first quarter Tier 1 Leverage Ratio.  Neither RB&T’s nor the Company’s Tier 1 Leverage Ratios, however, are expected to fall below “well-capitalized” under regulatory guidelines. If RB&T became at risk to drop below the regulatory minimum to be well-capitalized for its Tier 1 Leverage Ratio, RB&T’s holding company has available approximately $120 million of funds on deposit at RB&T that it could contribute to RB&T in the form of Tier 1 common equity.  Management believes the impact of the P&A Transaction and the anticipated MSA and RPA to the risk-based capital ratios of RB&T and the Company will be minimal as the substantial majority of asset growth resulting from the transactions will be from cash.

The Company is not likely to complete additional acquisitions while it seeks to obtain regulatory approval for the P&A Transaction.

For additional information on the Agreement and the ongoing contract negotiations for the MSA, see Republic’s Form 8-K filed with the Securities and Exchange Commission on July 11, 2013.

Internal Conversion and Merger

In May, 2013, the Company requested regulatory approval to merge RB&T and RB and convert to one national bank charter. With the approved internal merger, the Bank would operate with the name Republic Bank, National Association (“RBNA”) with the OCC as its primary regulator. The OCC is currently the primary regulator of RB, with RB&T currently regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”).

BUSINESS SEGMENT COMPOSITION

As of June 30, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported TRS segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting. Net income, total assets and net interest margin by segment for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three Months Ended June 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,010	$971	$(862)	$6,119
Segment assets	3,277,181	29,891	9,993	3,317,065
Net interest margin	3.57%	NM	NM	3.56%

	Three Months Ended June 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,480	$718	$2,380	$9,578
Segment assets	3,248,453	9,847	20,500	3,278,800
Net interest margin	3.57%	NM	NM	3.53%

	Six Months Ended June 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$12,572	$2,617	$4,286	$19,475
Segment assets	3,277,181	29,891	9,993	3,317,065
Net interest margin	3.58%	NM	NM	3.56%

	Six Months Ended June 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$26,838	$929	$64,283	$92,050
Segment assets	3,248,453	9,847	20,500	3,278,800
Net interest margin	3.58%	NM	NM	5.73%

NM — Not Meaningful

For expanded segment financial data see Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

As of June 30, 2013, in addition to an Internet delivery channel, Republic had 44 full-service banking centers with locations as follows:

•                  Kentucky — 34

•                  Metropolitan Louisville — 20

•                  Central Kentucky — 11

•                  Elizabethtown — 1

•                  Frankfort — 1

•                  Georgetown — 1

•                  Lexington — 5

•                  Owensboro — 2

•                  Shelbyville — 1

•                  Northern Kentucky — 3

•                  Covington — 1

•                  Florence — 1

•                  Independence — 1

•                  Southern Indiana — 3

•                  Floyds Knobs — 1

•                  Jeffersonville — 1

•                  New Albany — 1

•                  Metropolitan Tampa, Florida — 4

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 1

•                  Metropolitan Minneapolis, Minnesota — 1

Republic’s corporate headquarters are located in Louisville, which is the largest city in Kentucky by population size.

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

OVERVIEW (Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012)

Net income for the three months ended June 30, 2013 was $6.1 million, representing a decrease of $3.5 million, or 36%, compared to the same period in 2012. Diluted earnings per Class A Common Share decreased to $0.30 for the quarter ended June 30, 2013 compared to $0.46 for the same period in 2012.

General highlights by segment for the quarter ended June 30, 2013 consisted of the following:

Traditional Banking segment

•                  Net income decreased $470,000, or 7%, for the second quarter of 2013 compared to the same period in 2012.

•                  Net interest income increased $516,000, or 2%, for the second quarter of 2013 to $28.6 million. The Traditional Banking segment net interest margin was 3.57% for the second quarter of 2013.

•                  Provision for loan losses was $1.0 million for the quarter ended June 30, 2013 compared to $831,000 for the same period in 2012.

•                  Total non-interest income increased $720,000, or 12%,  for the second quarter of 2013 compared to the same period in 2012.

•                  Total non-interest expenses increased $1.9 million, or 8%, during the second quarter of 2013 compared to the second quarter of 2012.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.92% at June 30, 2013, compared to 0.82% at December 31, 2012 and 0.90% at June 30, 2012.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income increased $217,000, or 11%, during the second quarter of 2013 compared to the same period in 2012.

•                  Mortgage banking income was positively impacted by an increase in secondary market loan volume during the second quarter of 2013 compared to the same period in 2012, as the Bank initiated a $0 closing cost promotion at the beginning of 2013.

•                  While long-term interest rates at June 30, 2013 were relatively low as compared to historical levels, significant increases in these rates during the latter part of the second quarter of 2013 negatively impacted new loan application volume.  The rise in interest rates is expected to continue to negatively impact future loan application volume during the remainder of 2013 and beyond.

Republic Processing Group segment

•                  Net income decreased $3.2 million for the second quarter of 2013 compared to the same period in 2012.

•                  RB&T permanently discontinued the offering of its RAL product effective April 30, 2012.

•                  As previously disclosed, net income at RPG was significantly negatively impacted during the second quarter and first six months of 2013 from the unilateral terminations by Liberty Tax Service (“Liberty”) and Jackson Hewitt Tax Service (“JHI”) of their contracts with RB&T.

•                  Due to recoveries of prior year RAL losses, RPG recorded a credit to the provision for loan losses of $140,000 for the second quarter of 2013, compared to a net credit of $365,000 for the same period in 2012.

•                  Non-interest income was $1.9 million for the second quarter of 2013 compared to $6.2 million for the same period in 2012.

•                  Non-interest expenses were $3.4 million for the second quarter of 2013 compared to $2.9 million for the same period in 2012.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012)

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

Total Company net interest income increased $455,000, or 2%, for the second quarter of 2013 compared to the same period in 2012. The total Company net interest margin increased three basis points from 3.53% for the second quarter of 2012 to 3.56% for the second quarter of 2013. The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $516,000, or 2%, for the quarter ended June 30, 2013 compared to the same period in 2012. The Traditional Banking net interest margin was 3.57% for both periods. The increase in net interest income and maintenance of the Bank’s net interest margin during 2013 was primarily attributable to the following factors:

•                  As discussed in more detail within the “Loan Portfolio” section of this filing, the Bank began offering its Mortgage Warehouse Lending product during June of 2011. During the quarter ended June 30, 2013, the Mortgage Warehouse Lending portfolio had average loans outstanding of $147 million achieving an average yield of 4.55% as compared to average loans outstanding of $55 million with an average yield of 4.60% during the second quarter of 2012. As a result, interest income on warehouse lines of credit increased $1.0 million during the second quarter of 2013 compared to the second quarter of 2012. These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with one month LIBOR.

•                  As part of its 2012 acquisition of TCB, RB&T acquired loans, net of loans put back to the FDIC, with a fair value of approximately $57 million and an initial projected effective yield of 7.94%. The Bank accreted $556,000 to earnings during the second quarter of 2013 from discounts on its acquired TCB portfolio compared to $146,000 for the same period in 2012. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item I “Financial Statements.”

•                  As part of its 2012 acquisition of FCB, RB&T acquired loans with a fair value of approximately $128 million and an initial projected effective yield of 7.36%. The Bank accreted $1.2 million to earnings during the second quarter of 2013 from discounts on its acquired FCB portfolio with no similar accretion occurring during the second quarter of 2012, as the acquisition occurred during the third quarter of 2012. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The total discount accretion of $1.8 million during the second quarter of 2013 that resulted from the TCB and FCB acquisitions positively impacted the Company’s second quarter net interest margin by 22 basis points.  Management projects accretion of discount that resulted from the 2012 acquisitions to be $784,000 for the remainder of 2013.  The accretion estimate for the remainder of 2013 could be positively impacted by positive workout arrangements in which RB&T receives loan payoffs for an amount greater than their respective carrying values.

Exclusive of the positive impact on net interest income received by the Company for its warehouse lines of credit and its 2012 acquisitions, the Traditional Banking segment continues to experience downward repricing in its loan and investment portfolios resulting from ongoing paydowns and early payoffs. This downward repricing is expected to continue to cause compression in Republic’s net interest income and net interest margin in the future. Additionally, because the FFTR (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown, such as future demand for its financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2013” in this section of the filing.

Republic Processing Group segment

Net interest income within the RPG segment decreased $153,000 for the second quarter of 2013 compared to the same period in 2012. The decrease in net interest income at RPG was the direct result of the Company’s discontinuation of the RAL product effective April 30, 2012.

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the quarters ended June 30, 2013 and 2012. Table 2 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$511,225	$2,293	1.79%	$680,134	$3,217	1.89%
Federal funds sold and other interest-earning deposits	127,696	91	0.29%	117,497	63	0.21%
Refund Anticipation Loans(2)(4)	—	—	0.00%	1,026	135	52.63%
Traditional Bank loans(2)(3)	2,590,643	31,735	4.90%	2,405,154	30,399	5.06%

Total interest-earning assets	3,229,564	34,119	4.23%	3,203,811	33,814	4.22%

Less: Allowance for loan losses	23,345			23,694

Non interest-earning assets:
Non interest-earning cash and cash equivalents	70,219			35,922
Premises and equipment, net	33,336			33,674
Other assets(1)	45,335			53,274
Total assets	$3,355,109			$3,302,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$694,224	$119	0.07%	$602,613	$108	0.07%
Money market accounts	511,252	148	0.12%	464,325	193	0.17%
Time deposits	188,742	323	0.68%	231,104	512	0.89%
Brokered money market and brokered CD’s	121,660	385	1.27%	116,385	400	1.37%

Total deposits	1,515,878	975	0.26%	1,414,427	1,213	0.34%

Securities sold under agreements to repurchase and other short-term borrowings	149,237	13	0.03%	250,515	118	0.19%
Federal Home Loan Bank advances	588,712	3,735	2.54%	479,064	3,540	2.96%
Subordinated note	41,240	629	6.10%	41,240	631	6.12%

Total interest-bearing liabilities	2,295,067	5,352	0.93%	2,185,246	5,502	1.01%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	492,442			533,649
Other liabilities	18,956			49,516
Stockholders’ equity	548,644			534,576
Total liabilities and stockholders’ equity	$3,355,109			$3,302,987

Net interest income		$28,767			$28,312

Net interest spread			3.30%			3.21%

Net interest margin			3.56%			3.53%

(1)         For purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $3.0 million and $1.3 million for the three months ended June 30, 2013 and 2012.

(3)         Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

(4)         The Refund Anticipation Loan product was discontinued effective April 30, 2012.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended June 30, 2013 and 2012

		Three Months Ended June 30, 2013
		Compared to
		Three Months Ended June 30, 2012
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(924)	$(765)	$(159)
Federal funds sold and other interest-earning deposits	28	6	22
Refund Anticipation Loans	(135)	(135)	—
Traditional Bank loans	1,336	2,293	(957)

Net change in interest income	305	1,399	(1,094)

Interest expense:

Transaction accounts	11	16	(5)
Money market accounts	(45)	18	(63)
Time deposits	(189)	(84)	(105)
Brokered money market and brokered CDs	(15)	18	(33)
Securities sold under agreements to repurchase and other short-term borrowings	(105)	(35)	(70)
Federal Home Loan Bank advances	195	740	(545)
Subordinated note	(2)	—	(2)

Net change in interest expense	(150)	673	(823)

Net change in net interest income	$455	$726	$(271)

Provision for Loan Losses (Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012)

The Company recorded a provision for loan losses of $905,000 for the second quarter 2013, compared to $466,000 for the same period in 2012. The significant components comprising the Company’s increased provision for loan losses by business segment were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the second quarter of 2013 was $1.0 million, a $214,000 increase from the $831,000 recorded during the second quarter of 2012. Annualized Traditional Bank net loan charge offs to average loans were 0.33% for the second quarter of 2013 compared to 0.28% for the same period in 2012. The Bank posted loss provisions for its purchased credit impaired loans (“PCI”) of $746,000 during the second quarter of 2013. These provisions reflect probable shortfalls in cash flows below day-one estimates for these loans. No analogous provisions were made during 2012 as the acquisition was still within its day-one measurement period.

As a percentage of total loans, the Traditional Banking allowance for loan losses decreased to 0.86% at June 30, 2013 compared to 0.90% at December 31, 2012 and 0.92% at June 30, 2012. The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2013.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at June 30, 2013 and December 31, 2012” for additional discussion regarding the Company’s provision for loan losses, classified assets, allowance for loan losses, non-performing loans, delinquent loans, impaired loans and TDRs.

Republic Processing Group segment

The Company ceased offering the RAL product effective April 30, 2012. As a result, RPG had no RAL losses during the second quarter of 2013. During the second quarter 2013, the Company recorded a credit of $140,000 to provision expense for recoveries of prior period losses. During the second quarter of 2012, the Company recorded a net credit of $365,000 in RAL recoveries.

An analysis of changes in the allowance for loan losses and selected credit quality ratios follows:

Table 3 — Summary of Loan Loss Experience for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,
(dollars in thousands)	2013	2012
Allowance for loan losses at beginning of period	$23,563	$23,732
Charge offs:

Residential real estate:
Owner occupied	(511)	(491)
Non owner occupied	(115)	(262)
Commercial real estate	(652)	(295)
Commercial real estate - purchased whole loans	—	—
Real estate construction	(600)	(501)
Commercial	(310)	(7)
Warehouse lines of credit	—	—
Home equity	(93)	(199)
Consumer:
Credit cards	(50)	(50)
Overdrafts	(130)	(100)
Other consumer	(101)	(52)
Refund Anticipation Loans	—	(343)
Total charge offs	(2,562)	(2,300)

Recoveries:

Residential real estate:
Owner occupied	100	34
Non owner occupied	6	—
Commercial real estate	61	13
Commercial real estate - purchased whole loans	—	—
Real estate construction	2	27
Commercial	49	10
Warehouse lines of credit	—	—
Home equity	33	55
Consumer:
Credit cards	5	4
Overdrafts	99	87
Other consumer	90	44
Refund Anticipation Loans	140	338
Total recoveries	585	612

Net loan charge offs	(1,977)	(1,688)

Provision for loan losses - Traditional Banking	1,045	831
Provision for loan losses - Refund Anticipation Loans	(140)	(365)
Total provision for loan losses	905	466

Allowance for loan losses at end of period	$22,491	$22,510

Credit Quality Ratios:
Allowance for loan losses to total loans	0.86%	0.92%
Allowance for loan losses to non performing loans	93%	103%
Annualized net loan charge offs to average loans outstanding - Total Company	0.31%	0.28%
Annualized net loan charge offs to average loans outstanding - Traditional Bank	0.33%	0.28%

Non-interest Income (Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012)

Non-interest income decreased $3.3 million, or 23%, for the second quarter of 2013 compared to the same period in 2012. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income increased $720,000, or 12%, for the second quarter of 2013 compared to the same period in 2012 as the Bank experienced increases in service charges on deposits and gains on sale of Other Real Estate Owned (“OREO”).

Service charges on deposit accounts increased from $3.3 million for the second quarter of 2012 to $3.5 million for the same period in 2013. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total net per item fees included in service charges on deposits for the second quarter of 2013 and 2012 were $2.0 million and $1.8 million. The total net daily overdraft charges included in interest income for the second quarter of 2013 and 2012 were $410,000 and $401,000.

Net gains on the sale of OREO increased $752,000 from $283,000 for the second quarter of 2012 to $1.0 million for the same period in 2013, with $965,000 of the 2013 gains related to assets acquired in the 2012 acquisitions of failed banks.

Republic Processing Group segment

RPG non-interest income decreased $4.3 million, or 70%, during the second quarter of 2013 compared to the same period in 2012. The decrease was the result of pricing pressures via revenue sharing driven by increased competition resulting from the elimination of the RAL product and the previously disclosed termination of RB&T’s contracts with Liberty and JHI.

With regard to the TRS business division of the RPG segment, TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products were, historically, at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through a Stipulation Agreement and Consent Order (collectively, the “FDIC Agreement”), RB&T discontinued RALs effective April 30, 2012. Without the ability to originate RALs, RB&T continues to face increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T has incurred substantial pressure on its profit margin for RT products via revenue sharing arrangements with its various partners.

Furthermore, management believes that the FDIC Agreement also negatively impacts RB&T’s ability to originate RT products. As previously disclosed, the FDIC Agreement contains a provision for an Electronic Return Originator (“ERO”) Plan to be administered by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that may not currently be required by regulators for RB&T’s competitors in the tax business. These additional requirements make attracting new relationships, retaining existing relationships, and maintaining profit margin for RTs more difficult for RB&T. Management estimates net RT revenues could continue to be reduced beyond 2013 if these competitive disadvantages remain in place.

In addition to the reduced profit margin the Company experienced with its RT volume during 2013 due to the factors noted above, the Company also experienced a significant decrease in RT volume as a result of the termination of the Company’s contracts with JHI and Liberty. As previously disclosed in a Form 8-K filed on August 29, 2012, JHI unilaterally terminated its contract with RB&T on August 27, 2012. In addition, as previously disclosed in a Form 8-K filed on September 19, 2012, Liberty unilaterally terminated its contract with RB&T on September 18, 2012. On a combined basis, these contracts represented approximately 53% of RB&T’s 2012 RT volume.

Republic believes that JHI and Liberty breached their agreements with RB&T by terminating without cause. RB&T is engaged in binding arbitration with JHI through a final arbitration hearing that occurred on July 26, 2013 with a decision anticipated in the third quarter of 2013. Pursuant to the terms of their agreement, RB&T and Liberty are engaged in mediation in an attempt to settle RB&T’s claim of breach of contract by Liberty. If the parties fail to settle the claim, the agreement requires that upon demand by one of the parties, they will engage in binding arbitration.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $217,000, or 11%, during the second quarter of 2013 compared to the same period in 2012.

Mortgage banking income was positively impacted by an increase in secondary market loan volume during the second quarter of 2013 compared to the same period in 2012.  The increased secondary market loan volume resulted from favorable low long term interest rates and the Bank’s $0 closing cost promotion, which began in January 2013.  Altogether, Republic originated secondary market loans totaling $124 million during the second quarter of 2013 as compared to $46 million during the second quarter of 2012. Approximately 31% of the second quarter 2013 originated loans were for purchase transactions, while 69% were to refinance an existing loan at Republic or another financial institution.

While long-term interest rates at June 30, 2013 were relatively low as compared to historical levels, significant increases in these rates during the latter part of the second quarter of 2013 negatively impacted new loan application volume.  The rise in interest rates is expected to continue to negatively impact future loan application volume during the remainder of 2013 and beyond.

Non-interest Expenses (Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012)

Total Company non-interest expenses increased $2.2 million, or 8%, during the second quarter of 2013 compared to the same period in 2012. The most significant components comprising the increase in non-interest expense by business segment were as follows:

Traditional Banking segment

For the second quarter of 2013 compared to the same period in 2012, Traditional Banking non-interest expenses increased $1.9 million, or 8%.

Salaries and benefits during the second quarter of 2013 increased $1.1 million over the same period in 2012. Contributing to the Bank’s rise in salaries and benefits was an increase in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which rose from 680 at June 30, 2012 to 735 at June 30, 2013. The increase in the Bank’s FTEs was the result of retaining employees at the acquired banks and the hiring of additional employees to support the acquired operations and the Bank’s long-term strategic growth plans.

Data processing expense decreased $441,000 during the second quarter of 2013 compared to the same period in 2012 primarily due to $301,000 in TCB-related conversion costs that were incurred during the second quarter of 2012.

Other real estate owned expense increased $398,000 from $551,000 during the second quarter of 2012 to $949,000 during the second quarter of 2013 primarily due to expenses attributable to properties acquired in the 2012 acquisitions of failed banks.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Republic Processing Group segment

For the second quarter of 2013 compared to the same period in 2012, RPG non-interest expenses increased $412,000, or 14%.

Salaries and employee benefits during the second quarter of 2013 decreased $365,000 compared to the second quarter of 2012, as the second quarter of 2013 reflected lower contract labor staffing costs.

Legal expense at RPG increased $692,000 for the second quarter of 2013 compared to the same period in 2012. The increase in legal expense was directly related to ongoing costs associated with the Company’s contract termination disputes with JHI and Liberty. Continued elevated legal expenses related to the JHI and Liberty contract disputes as well as the on-going negotiation of the MSA and RPA are expected for the remainder of 2013 with no projected offsetting revenues.

Supplies expense decreased $340,000 related primarily to a reduction in costs resulting from the elimination of the RAL product and the year-to-year decline in RT volume.

OVERVIEW (Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012)

Net income for the six months ended June 30, 2013 was $19.5 million, representing a decrease of $72.6 million, or 79%, compared to the same period in 2012. Diluted earnings per Class A Common Share decreased to $0.94 for the six months ended June 30, 2013 compared to $4.38 for the same period in 2012.

Within the Company’s Traditional Banking segment, comparability of net income for the first six months of 2013 to the same period in 2012 was significantly impacted by a $27.8 million prior year bargain purchase gain recorded from the acquisition of TCB in an FDIC-assisted transaction. There were no FDIC-assisted acquisitions during the six months ended June 30, 2013. Management believes that opportunities for FDIC-assisted transactions that fit within the Company’s strategic plan have declined in 2013 as compared to 2012. As a result of the decline in FDIC-assisted acquisition opportunities, management also believes that the pricing for the transactions that do become available will be less favorable, as competition increases for these limited opportunities.

In the Company’s RPG segment, net income for the first six months of 2013 was $4.3 million, a decline of $60.0 million from the same period in 2012. RPG net income was significantly impacted by the previously disclosed elimination of the RAL product and the termination of RB&T’s contracts with Liberty and JHI during the third quarter of 2012. The RAL product, eliminated effective April 30, 2012, generated $45.2 million in revenues during the first six months of 2012 and helped the Company maintain a competitive advantage related to RT revenues. With the elimination of RALs and the termination of the Liberty and JHI contracts during the third quarter of 2012, both the volume and the Company’s share of the revenue for the RT product were significantly reduced in 2013. RT revenues for the first six months of 2013 were $13.7 million, a decrease of $64.2 million, or 82%, from the same period in 2012.

The TRS segment of RPG derives substantially all of its revenues during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

General highlights by segment for the six months ended June 30, 2013 consisted of the following:

Traditional Banking segment

•                  Net income decreased $14.3 million, or 53%, for the first six months of 2013 compared to the same period in 2012 with the previously mentioned pre-tax $27.8 million bargain purchase gain in 2012 on the FDIC assisted acquisition of TCB substantially affecting prior year’s comparability.

•                  Net interest income increased $1.6 million, or 3%, for the first six months of 2013 to $57.6 million. The Traditional Banking segment net interest margin remained at 3.58%.

•                  Provision for loan losses was $1.0 million for the six months ended June 30, 2013 compared to $4.0 million for the same period in 2012.

•                  Total non-interest income decreased $26.1 million, or 66%, for the first six months of 2013 compared to the same period in 2012 primarily due to the previously discussed $27.8 million bargain purchase gain.

•                  Total non-interest expense decreased $9,000 during the first six months of 2013 compared to the same period in 2012.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.92% at June 30, 2013, compared to 0.82% at December 31, 2012 and 0.90% at June 30, 2012.

•                  The Bank’s Warehouse Lending portfolio had $178 million in loans outstanding at June 30, 2013 compared to $217 million at December 31, 2012 and $89 million at June 30, 2012.

•                  Gross loans declined by $31 million, or 1%, from December 31, 2012 to June 30, 2013.

•                  Total deposits declined by $11 million, or less than 1%, from December 31, 2012 to June 30, 2013.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income increased $2.1 million, or 64%, during the first six months of 2013 compared to the same period in 2012.

•                  Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first six months of 2013 compared to the same period in 2012 as the Bank initiated a $0 closing cost promotion at the beginning of 2013 while interest rates remained at historically low levels during much of the first half of 2013.

•                  While long-term interest rates at June 30, 2013 were relatively low as compared to historical levels, significant increases in these rates during the latter part of the second quarter of 2013 negatively impacted new loan application volume.  The rise in interest rates is expected to continue to negatively impact future loan application volume during the remainder of 2013 and beyond.

Republic Processing Group segment

•                  The total dollar volume of tax refunds processed during the first six months of 2013 decreased $7.0 billion, or 66%, from the same period in 2012.

•                  Net income decreased $60.0 million for the first six months of 2013 compared to the same period in 2012.

•                  RB&T permanently discontinued the offering of its RAL product effective April 30, 2012. Total RAL dollar volume was $795 million during the 2012 tax season. Total net interest income on the RAL product was $45.4 million during the 2012 tax season.

•                  RPG recorded a credit to its provision for loan losses of $739,000 for the first six months of 2013, compared to a $7.7 million charge for the same period in 2012.

•                  RPG posted non-interest income of $14.4 million for the first six months of 2012 compared to $78.1 million for the same period in 2012.

•                  Liberty and JHI unilaterally terminated their contracts with RPG’s TRS division during the third quarter of 2012 and as a result, Republic processed no business during the first six months of 2013 from either of these tax service providers. On a combined basis, these contracts represented approximately 53% of the Company’s 2012 RT volume.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012)

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

Total Company net interest income decreased $43.6 million, or 43%, for the first six months of 2013 compared to the same period in 2012 with the decrease attributable to the elimination of the RAL product, effective April 30, 2012. The total Company net interest margin decreased 217 basis points to 3.56% for the same period. The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.6 million, or 3%, for the first six months of 2013 compared to 2012. The Traditional Banking net interest margin remained at 3.58%. The increase in net interest income and maintenance of the Bank’s net interest margin during 2013 was primarily attributable to the following factors:

•                  As discussed in more detail within the “Loan Portfolio” section of this filing, the Bank began offering its Mortgage Warehouse Lending product during June of 2011. During the six months ended June 30, 2013, the Mortgage Warehouse Lending portfolio had average loans outstanding of $147 million achieving an average yield of 4.54% as compared to average loans outstanding of $48 million with an average yield of 4.45% during the first six months of 2012. As a result, interest income on warehouse lines of credit increased $2.3 million during the first six months of 2013 compared to the same period in 2012. These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with one month LIBOR.

•                  As part of its acquisition of TCB, RB&T acquired loans, net of loans put back to the FDIC, with a fair value of approximately $57 million and an initial projected effective yield of 7.94%. The Bank accreted $1.6 million to earnings during the first six months of 2013 from discounts on its acquired TCB portfolio compared to $168,000 for the same period in 2012.  See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item I “Financial Statements.”

•                  As part of its acquisition of FCB, RB&T acquired loans with a fair value of approximately $128 million and an initial projected effective yield of 7.36%. The Bank accreted $1.7 million to earnings during the first six months of 2013 from discounts on its acquired FCB portfolio with no similar accretion occurring during the first six months of 2012, as the acquisition occurred during the third quarter of 2012. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The total discount accretion of $3.3 million during the first six months of 2013 that resulted from the TCB and FCB acquisitions positively impacted the Company’s YTD net interest margin by 20 basis points.  Management projects accretion of discount that resulted from the 2012 acquisitions to be $784,000 for the remainder of 2013.  The accretion estimate for the remainder of 2013 could be positively impacted by positive workout arrangements in which RB&T receives loan payoffs for an amount greater than their respective carrying values.

Exclusive of the positive impact on net interest income received by the Company for its warehouse lines of credit and its 2012 acquisitions, the Traditional Banking segment continues to experience downward repricing in its loan and investment portfolios resulting from ongoing paydowns and early payoffs. This downward repricing is expected to continue to cause compression in Republic’s net interest income and net interest margin in the future. Additionally, because the FFTR (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for its financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2013” in this section of the filing.

Republic Processing Group segment

Net interest income within the RPG segment decreased $45.3 million for the six months ended June, 30 2013 compared to the same period in 2012. The decrease in net interest income at RPG was the result of the Company’s discontinuation of the RAL product effective April 30, 2012.

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the six month periods ended June 30, 2013 and 2012. Table 5 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 4 — Total Company Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$510,122	$4,652	1.82%	$685,230	$7,104	2.07%
Federal funds sold and other interest-earning deposits	156,805	219	0.28%	434,542	471	0.22%
Refund Anticipation Loans(2)(4)	—	—	0.00%	48,665	45,215	185.82%
Traditional Bank loans(2)(3)	2,586,809	63,649	4.92%	2,374,091	60,611	5.11%

Total interest-earning assets	3,253,736	68,520	4.21%	3,542,528	113,401	6.40%

Less: Allowance for loan losses	23,597			27,384

Non interest-earning assets:
Non interest-earning cash and cash equivalents	89,951			111,818
Premises and equipment, net	33,421			34,120
Other assets(1)	48,622			66,009
Total assets	$3,402,133			$3,727,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$673,304	$231	0.07%	$602,704	$228	0.08%
Money market accounts	520,059	316	0.12%	455,728	395	0.17%
Time deposits	196,424	715	0.73%	280,697	1,201	0.86%
Brokered money market and brokered CD’s	124,116	768	1.24%	203,167	928	0.91%

Total deposits	1,513,903	2,030	0.27%	1,542,296	2,752	0.36%

Securities sold under agreements to repurchase and other short-term borrowings	175,932	42	0.05%	260,919	230	0.18%
Federal Home Loan Bank advances	570,497	7,293	2.56%	580,291	7,626	2.63%
Subordinated note	41,240	1,258	6.10%	41,240	1,261	6.12%

Total interest-bearing liabilities	2,301,572	10,623	0.92%	2,424,746	11,869	0.98%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	531,314			727,546
Other liabilities	23,158			51,664
Stockholders’ equity	546,089			523,135
Total liabilities and stockholders’ equity	$3,402,133			$3,727,091

Net interest income		$57,897			$101,532

Net interest spread			3.29%			5.42%

Net interest margin			3.56%			5.73%

(1)                                 For purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)                                 The amount of loan fee income included in total interest income was $5.6 million and $47.3 million for the six months ended June 30, 2013 and 2012.

(3)                                 Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

(4)                                 The Refund Anticipation Loan product was discontinued effective April 30, 2012.

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

Table 5 — Total Company Volume/Rate Variance Analysis for the Six Months Ended June 30, 2013 and 2012

		Six Months Ended June 30, 2013
		Compared to
		Six Months Ended June 30, 2012
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(2,452)	$(1,667)	$(785)
Federal funds sold and other interest-earning deposits	(252)	(361)	109
Refund Anticipation Loans	(45,215)	(45,215)	—
Traditional Bank loans	3,038	5,291	(2,253)

Net change in interest income	(44,881)	(41,952)	(2,929)

Interest expense:

Transaction accounts	3	26	(23)
Money market accounts	(79)	51	(130)
Time deposits	(486)	(325)	(161)
Brokered money market and brokered CDs	(160)	(428)	268
Securities sold under agreements to repurchase and other short-term borrowings	(188)	(58)	(130)
Federal Home Loan Bank advances	(333)	(128)	(205)
Subordinated note	(3)	—	(3)

Net change in interest expense	(1,246)	(862)	(384)

Net change in net interest income	$(43,635)	$(41,090)	$(2,545)

Provision for Loan Losses (Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012)

The Company recorded a provision for loan losses of $280,000 for the first six months 2013, compared to a provision of $11.6 million for the same period in 2012. The significant components comprising the Company’s decreased provision for loan losses by business segment were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first six months of 2013 was $1.0 million, a $3.0 million decline from the $4.0 million recorded during the first six months of 2012. The significant components comprising the Traditional Bank’s decreased provision for loan losses were as follows:

•                  The Bank posted loss provisions for its PCI of $766,000 during the first six months of 2013. These provisions reflect probable shortfalls in cash flows below day-one estimates for these loans. No analogous provisions were made during 2012, as the acquisition was still within its day-one measurement period.

•                  The Bank posted a $3.2 million net reduction in provision for loan losses associated with “Substandard” loans. During the first six months of 2013 the Bank had no significant impairment charges for individually evaluated large relationships compared to 2012 when the Bank experienced $1.0 million in provision expense for four large classified real estate secured credits.

As a percentage of total loans, the Traditional Banking allowance for loan losses decreased to 0.86% at June 30, 2013 compared to 0.90% at December 31, 2012 and 0.92% at June 30, 2012. The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2013.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at June 30, 2013 and December 31, 2012” for additional discussion regarding the Company’s provision for loan losses, classified assets, allowance for loan losses, non-performing loans, delinquent loans, impaired loans and TDRs.

Republic Processing Group segment

The Company ceased offering the RAL product effective April 30, 2012. As a result, RPG had no RAL losses during the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company recorded a credit of $739,000 to provision expense for recoveries of prior period losses. During the six months ended June 30, 2012, the Company recorded a provision of $7.7 million for RAL losses.

An analysis of changes in the allowance for loan losses and selected ratios follows:

Table 6 — Summary of Loan Loss Experience the Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
(dollars in thousands)	2013	2012
Allowance for loan losses at beginning of period	$23,729	$24,063
Charge offs:

Residential real estate:
Owner occupied	(712)	(2,074)
Non owner occupied	(158)	(298)
Commercial real estate	(666)	(316)
Commercial real estate - purchased whole loans	—	—
Real estate construction	(600)	(1,796)
Commercial	(310)	(7)
Warehouse lines of credit	—	—
Home equity	(136)	(1,314)
Consumer:
Credit cards	(60)	(78)
Overdrafts	(305)	(218)
Other consumer	(170)	(123)
Refund Anticipation Loans	—	(11,097)
Total charge offs	(3,117)	(17,321)

Recoveries:

Residential real estate:
Owner occupied	199	151
Non owner occupied	14	12
Commercial real estate	79	46
Commercial real estate - purchased whole loans	—	—
Real estate construction	38	55
Commercial	54	18
Warehouse lines of credit	—	—
Home equity	72	61
Consumer:
Credit cards	10	24
Overdrafts	229	231
Other consumer	165	111
Refund Anticipation Loans	739	3,423
Total recoveries	1,599	4,132
Net loan charge offs	(1,518)	(13,189)

Provision for loan losses - Traditional Banking	1,019	3,962
Provision for loan losses - Refund Anticipation Loans	(739)	7,674
Total provision for loan losses	280	11,636

Allowance for loan losses at end of period	$22,491	$22,510

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	0.86%	0.92%
Allowance for loan losses to non performing loans	93%	103%
Annualized net loan charge offs to average loans outstanding - Total Company	0.12%	1.09%
Annualized net loan charge offs to average loans outstanding - Traditional Bank	0.17%	0.46%

Non-interest Income (Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012)

Total Company non-interest income decreased $87.6 million, or 72%, for the first six months of 2013 compared to the same period in 2012. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $26.1 million, or 66%, for the first six months of 2013 compared to the same period in 2012.

Service charges on deposit accounts decreased $17,000 during the first six months of 2013 compared to the same period in 2012. The decrease in service charges was primarily the result of a decline in monthly below balance fee income. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total net per item fees included in service charges on deposits for the first six months of 2013 and 2012 were $3.8 million and $3.6 million. The total net daily overdraft charges included in interest income for the first six months of 2013 and 2012 was $797,000 and $804,000, respectively.

During the first six months of 2012, the Company recorded an initial bargain purchase gain of $27.8 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the transaction.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $2.1 million, or 64%, during the first six months of 2013 compared to the same period in 2012.

Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first six months of 2013 compared to the same period in 2012 as the Bank initiated a $0 closing cost promotion at the beginning of 2013 while interest rates remained at historically low levels during much of the first half of 2013. As a result of these factors, Republic originated secondary market loans totaling $208 million during the first half of 2013 compared to $100 million during the same period in 2012.

While long-term interest rates at June 30, 2013 were relatively low as compared to historical levels, significant increases in these rates during the latter part of the second quarter of 2013 negatively impacted new loan application volume.  The rise in interest rates is expected to continue to negatively impact future loan application volume during the remainder of 2013 and beyond.

Republic Processing Group segment

RPG non-interest income decreased $63.7 million, or 82%, during the first six months of 2013 compared to the same period in 2012. The decrease was the result of pricing pressures via revenue sharing driven by increased competition resulting from the elimination of the RAL product and the previously disclosed termination of RB&T’s contracts with Liberty and JHI.

For additional discussion of non-interest income related to RPG, see the quarterly non-interest income discussion for the RPG business segment.

Non-interest Expenses (Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012)

Total Company non-interest expenses declined $7.6 million, or 11%, during the first six months of 2013 compared to the same period in 2012. RPG non-interest expenses declined $7.3 million while the Traditional Banking segment and Mortgage Banking segment decreased a total of $300,000 for the first six months of 2013 compared to the same period in 2012. The most significant components comprising the decrease in total Company non-interest expense by business segment were as follows:

Traditional Banking segment

Salaries and benefits increased $2.3 million for the first six months of 2013. Contributing to the Bank’s rise in salaries and benefits was an increase in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which rose from 680 at June 30, 2012 to 735 at June 30, 2013. The increase in the Bank’s FTEs was the result of retaining employees at the acquired banks and the hiring of additional employees to support the acquired bank’s operations and the Bank’s long-term growth plans.

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with this prepayment.

Data processing expense decreased $867,000 during the first six months of 2013 compared to the same period in 2012 primarily due to $607,000 in 2012 TCB-related data processing costs and internet banking enhancements.

Contributions expense decreased $565,000 during the first six months of 2013 compared to the same period in 2012 due to the first quarter 2012 contribution to the Republic Bank Foundation.

Audit and professional fees decreased $276,000 during the first six months of 2013 compared to 2012 primarily due to the 2012 TCB acquisition and the respective external audit, valuation and tax consulting services required as part of the acquisition.

OREO expense increased $684,000 during the six months of 2013 compared to the same period in 2012 consistent with the increase in foreclosed properties from RB&T’s 2012 acquisitions of failed banks.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the commonwealth of Kentucky. Bank Franchise expense related to the Traditional Bank increased $300,000 during the first six months of 2013 compared to 2012 primarily due to an increase in capital associated with continued strong earnings and the higher capital base at the Bank.

Republic Processing Group segment

Salaries and employee benefits decreased $2.3 million, or 38%, for the first six months of 2013 compared to the same period in 2012. The first six months of 2013 reflected lower contract labor staffing costs and reduced bonus accruals tied to the expected shortfall in TRS’ gross operating profit for the year as compared to its goal.

Legal expense at RPG was $851,000 for the first six months of 2013 compared to $33,000 for the same period in 2012. The increase in legal expense was directly related to ongoing costs associated with the Company’s disagreement with JHI and Liberty regarding the termination of its contracts with these vendors. Continued elevated legal expenses related to the JHI and Liberty contract disputes as well as the on-going negotiation of the MSA and RPA are expected for the remainder of 2013 with no projected offsetting revenues.

The following expenses and their related decreases were a function of the elimination of the RAL product and the decline in RT volume year over year:

•                  Charitable contributions decreased $1.9 million;

•                  Occupancy and equipment expense decreased $581,000;

•                  Communication and transportation expenses decreased $1.5 million;

•                  Supplies expense decreased  $849,000;

•                  Bank franchise taxes decreased $364,000;

•                  FDIC insurance expense decreased $98,000; and

•                  Audit and professional fees decreased $624,000.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $98 million in cash and cash equivalents at June 30, 2013 compared to $138 million at December 31, 2012. The Bank’s restricted cash includes $2 million in a money market account as collateral to secure settlement obligations related to the RPG segment’s prepaid card program as of June 30, 2013. No similar collateral was maintained as of December 31, 2012.

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

In order to mitigate contraction within its net interest margin and improve its overall risk position relative to a rise in interest rates, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36% during the quarter ending June 30, 2013. The purchased bonds have a weighted average life of 7 years, were rated “investment grade” by accredited ratings agencies as of the respective purchase dates, and overall represented 4% of the Bank’s investment portfolio as of June 30, 2013.

While management does not consider the $20 million of corporate bonds purchased to be material relative to the Bank’s overall balance sheet structure, these purchases do represent a deviation from the Bank’s historical purchase patterns of primarily US Government or US Government agency backed securities.  Management does not anticipate material future purchases of corporate bonds, however, the future timing and amount of corporate bond purchases, if any, will be based on various factors including, but not limited to, the Bank’s earnings, liquidity, interest rate risk, and capital positions at the time.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $31 million, or 1% during 2013 to $2.6 billion at June 30, 2013.

In June 2011, the Bank began offering warehouse lines of credit and had $178 million in outstanding loans from $353 million in committed lines of credit at June 30, 2013. Through these credit lines, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables mortgage banking customers to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and are collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of December 31, 2012, the Bank had $217 million of outstanding loans from total committed credit lines of $331 million. The decrease in the outstanding balances of warehouse loans was primarily due to the rise in long-term interest rates during the latter part of the second quarter of 2013, which negatively impacted refinance volume among the Bank’s mortgage warehouse clients.

The Bank’s warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients. For the six months ended June 30, 2013, the Bank’s warehouse volume consisted of 53% purchase transactions in which the mortgage company’s borrower was purchasing a new residence, and 47% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates. The Bank’s warehouse lending business has benefited from recent low or declining long-term residential mortgage rates which have incentivized a high volume of borrowers to refinance their mortgages. Long term interest rates began rising rapidly, however, in May of 2013. These increases in long-term residential mortgage interest rates have and will likely continue to decrease refinance activity and, without an equivalent increase in purchases and/or growth in the Bank’s warehouse client base, will likely have an adverse impact on the Bank’s warehouse loans outstanding for the remainder of 2013.

In an effort to grow its loan portfolio and further combat net interest margin compression, the Company began offering a 15-year fixed-rate commercial real estate (“CRE”) loan during the first quarter of 2013. The initial offering rate on these loans was 3.50% when the program was started in January of 2013, but was later adjusted to 3.79% in February 2013 and 3.95% in June 2013, consistent with the market demand and interest rate environment. During the six months ended June 30, 2013 the Company closed approximately $58 million of these loans with a weighted average rate of approximately 3.55%. Because the majority of these loans were closed in the mid to late second quarter timeframe, they had minimal impact on the Company’s net interest income for the second quarter and first six months of 2013.  The Company’s pipeline of these loans that were in process and still being underwritten at June 30, 2013 was approximately $74 million. To mitigate its risk of rising interest rates to fund these longer-term loans, the Company borrowed $50 million from the Federal Home Loan Bank with a weighted average rate of 1.50% and a weighted average life of approximately 7 years.

As rates rose dramatically during May and June of 2013, the Bank ceased accepting new loan applications for its 15-year promotional CRE product and began promoting a 10/1 Adjustable Rate Mortgage (“ARM”) product with an offering rate of 4.49% to its CRE clients.  The maximum amortization period for the 10/1 ARM promotional product is 20 years for owner occupied borrowers and 15 years for non-owner occupied borrowers.  Due to the relative newness of 10/1 ARM product, the Bank only had $2 million of 10/1 applications in underwriting as of June 30, 2013.

2012 Acquisitions of Failed Banks:

The contractual amount of the loans associated with the TCB transaction decreased from $42 million as of the December 31, 2012 to $34 million as of June 30, 2013. The carrying value of the loans purchased in the TCB transaction was $31 million at December 31, 2012 compared to $27 million as of June 30, 2013.

The contractual amount of the loans associated with the FCB transaction decreased from $139 million as of December 31, 2012 to $109 million as of June 30, 2013. The carrying value of the loans purchased in the FCB transaction was $108 million as of December 31, 2012 compared to $84 million as of June 30, 2013.

Asset Quality

The composition of loans classified within the allowance for loan losses follows:

Table 7 — Classified Assets

(in thousands)	June 30, 2013	December 31, 2012

Loss	$—	$—
Doubtful	—	—
Substandard	32,942	36,304
Special Mention/Watch	40,755	48,458
Purchased Credit Impaired Loans Group 1	55,130	87,033
Purchased Credit Impaired Loans Group 2	8,333	1,160

Total Classified Loans	$137,160	$172,955

Purchased loans accounted for under Accounting Standards Codification (“ASC”) Topic 310-20, Nonrefundable Fees and Other Costs, are accounted for as are any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the required allowance for loan and lease losses.

Related to PCI loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, management separately monitors this portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a PCI loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the day-one fair values, such loan is classified in the Purchased Credit Impaired Loans Group 1 (“PCI-1”) category within the Bank’s classified loans, which is the equivalent of a “Special Mention/Watch” classification for the Bank’s originated loans. Any improvement in the expected performance of a PCI-1 loan would result in an adjustment to accretable yield, which would have a positive impact on interest income.

PCI-1 loans may include loans that qualify as TDRs, and therefore are considered impaired under the applicable TDR accounting standards. These TDRs within the PCI-1 category, however, will not be automatically downgraded to Purchased Credit Impaired Group 2 (“PCI-2”) loans and will not require an additional provision for loan losses if their restructured cash flows are within management’s initial expectations when the loans were booked at fair value as of the date of acquisition. At June 30, 2013 and December 31, 2012, there were approximately $2 million and $3 million in PCI loans past due 90 days or more and still on accrual status.

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

The allowance for loan loss consists of specific and general components. The specific component relates to loans that are individually classified as impaired.  The general component is based on historical loss experience with potential adjustments for qualitative factors. For the impact on the allowance for loan losses of loans acquired in the acquisitions of failed banks, see additional discussion under Footnote 2 “2012 Acquisitions of Failed Banks” of Part 1 Item 1 “Financial Statements.”

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that meet the following classifications are considered impaired:

•                        All loans internally classified as “Substandard,” “Doubtful” or “Loss;”

•                        All loans on non-accrual status and loans past due over 90 days still on accrual;

•                        All retail and commercial troubled debt restructurings (“TDRs”). TDRs are loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties;

•                        All loans classified as PCI-2; and

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

Impairment is measured on a loan by loan basis by evaluating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

In addition to obtaining appraisals at the time of loan origination, the Bank updates appraisals for collateral-dependent loans with potential impairment. Updated appraisals for collateral-dependent commercial related loans exhibiting an increased risk of loss are typically obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the allowance amount, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

For “Pass” rated or nonrated loans, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan class. Management evaluates the following historical loss rate scenarios:

•                  Rolling four quarter average

•                  Rolling eight quarter average

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Current year to date historical loss factor (average)

•                  Prior annual three year historical loss factors

•                  Peer group data

Currently, management has assigned a greater emphasis to the higher of the rolling eight, twelve, or sixteen quarter averages when determining its historical loss factors for its “Pass” rated and nonrated loans.

Historical loss rates for non-performing loans, which are not individually evaluated for impairment, are analyzed using loss migration analysis by loan class of prior year net charge-off results.

Loan classes are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

•      Changes in nature, volume and seasoning of the loan portfolio;

•      Changes in experience, ability, and depth of lending management and other relevant staff;

•      Changes in the quality of the Bank’s loan review systems;

•      Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•      Changes in the volume and severity of past due, nonaccrual and classified loans;

•      Changes in the value of underlying collateral for collateral-dependent loans;

•      Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the loan portfolio, including the condition of various market segments;

•      The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•      The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Allowance for Loan Losses

The Bank’s allowance for loan losses decreased $1.2 million, or 5%, during the first six months of 2013 to $23 million at June 30, 2013. As a percent of total loans, the traditional banking allowance for loan losses decreased to 0.86% at June 30, 2013 compared to 0.90% at December 31, 2012.

Notable fluctuations in the allowance for loan losses were as follows:

•                  The Bank increased its purchased credit impaired loans (“PCI”) reserves by $766,000 during the first six months of 2013. These provisions reflect probable shortfalls in cash flows below day-one estimates for these loans. No analogous provisions were made during 2012 as the acquisition was still within its day-one measurement period.

•                  The Bank charged off approximately $1.9 million in loan balances during 2013 that were previously allocated for within the allowance for loan losses.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes impaired loans totaling approximately $24 million at June 30, 2013, with approximately $14 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $18 million at December 31, 2012, with approximately $10 million of these loans also reported as TDRs.

Non-performing loans to total loans increased to 0.92% at June 30, 2013, from 0.82% at December 31, 2012, as the total balance of non-performing loans increased by over $2 million during the six months ended June 30, 2013.  The increase in non-performing loans was concentrated within the “non-accrual” category.  The increase in non-accrual loans resulted from discussions between the Bank and its anticipated new federal regulator, the OCC, regarding the OCC’s interpretation of the interagency regulatory guidelines regarding the timing of charge-offs and the resulting impact of those charge-offs to nonaccrual loans.  These discussions lead the Bank to record partial charge-offs during the second quarter of 2013 of $735,000 for $8.9 million of loans the Bank already had graded as substandard.  All $735,000 of these partial charge-offs had been fully reserved for in a previous period.  In addition, as a result of these partial charge-offs, the Bank also moved approximately $7 million of its substandard loans that were in an “accrual” status to a “ non-accrual” status during the second quarter of 2013 despite the fact that these loans were paid current as of June 30, 2013.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 8 — Non-performing Loans and Non-performing Assets Summary

dollars in thousands)	June 30, 2013	December 31, 2012

Loans on non-accrual status (1)	$21,922	$18,506
Loans past due 90 days or more and still on accrual (2)	2,159	3,173

Total non-performing loans	24,081	21,679
Other real estate owned	15,248	26,203
Total non-performing assets	$39,329	$47,882

Credit Quality Ratios - Total Company
Non-performing loans to total loans	0.92%	0.82%
Non-performing assets to total loans (including OREO)	1.49%	1.79%
Non-performing assets to total assets	1.19%	1.41%

Credit Quality Ratios - Acquired Banks
Non-performing loans to total loans	1.95%	2.29%
Non-performing assets to total loans (including OREO)	7.04%	11.54%
Non-performing assets to total assets	7.04%	8.73%

(1)         Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)         All loans 90 days past due and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $11 million, or 47%, of the Bank’s total non-performing loans at June 30, 2013 was concentrated in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” The Bank’s non-performing residential real estate concentration was $11 million, or 53%, as of December 31, 2012.

Approximately $10 million, or 40%, of the Bank’s total non-performing loans was concentrated in the commercial real estate and real estate construction loan portfolios as of June 30, 2013. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. The Bank’s non-performing commercial and construction real estate concentration was $7 million, or 31%, as of December 31, 2012.

The composition of the Bank’s non-performing loans follows:

Table 9 — Non-performing Loan Composition

(in thousands)	June 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$8,868	$10,028
Non owner occupied	2,361	1,376
Commercial real estate	9,183	4,468
Commercial real estate - purchased whole loans	—	—
Real estate construction	468	2,308
Commercial	1,930	1,534
Warehouse lines of credit	—	—
Home equity	1,148	1,868
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	123	97

Total non-performing loans	$24,081	$21,679

Table 10 — Non-performing Loans to Total Loans by Loan Type

(in thousands)	June 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	0.76%	0.87%
Non owner occupied	3.71%	1.85%
Commercial real estate	1.20%	0.64%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	0.92%	2.88%
Commercial	1.68%	1.17%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.51%	0.77%
Consumer:
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.97%	0.60%

Total non performing loans to total loans	0.92%	0.82%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specified value range follows:

Table 11 — Stratification of Non-performing Loans

	Number of Loans and Unpaid Principal Balance
June 30, 2013 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner Occupied	72	$3,518	25	$3,878	2	$1,472	99	$8,868
Non-owner occupied	7	250	2	559	2	1,552	11	2,361
Commercial real estate	2	88	10	2,286	5	6,809	17	9,183
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Real estate construction	1	97	1	371	—	—	2	468
Commecial	5	140	2	606	1	1,184	8	1,930
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	23	489	3	659	—	—	26	1,148
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other Consumer	20	123	—	—	—	—	20	123

Total	130	$4,705	43	$8,359	10	$11,017	183	$24,081

	Number of Loans and Unpaid Principal Balance
December 31, 2012 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner Occupied	82	$3,993	31	$5,411	1	$624	114	$10,028
Non-owner occupied	15	798	2	578	—	—	17	1,376
Commercial real estate	5	137	7	1,805	3	2,526	15	4,468
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Real estate construction	1	76	4	1,205	1	1,027	6	2,308
Commecial	2	97	1	237	1	1,200	4	1,534
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	33	826	6	1,042	—	—	39	1,868
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other Consumer	19	97	—	—	—	—	19	97

Total	157	$6,024	51	$10,278	6	$5,377	214	$21,679

Approximately $12 million in non-performing loans at December 31, 2012, were removed from the non-performing loan classification during the first six months of 2013. Approximately $2 million, or 15%, of these loans were removed from the non-performing category because they were charged-off. Approximately $3 million, or 24%, in loan balances were transferred to OREO with $3 million, or 25%, refinanced at other financial institutions. The remaining $4 million, or 36%, were returned to accrual status for performance reasons, such as six consecutive months of performance. Of the $4 million returned to accrual status, one relationship of approximately $2 million accounted for 43% of the total amount returned to accrual status.

The following tables detail the activity of the Bank’s non-performing loans:

Table 12 — Rollforward of Non-performing Loan Activity

(in thousands)	2013	2012

Non-performing loans at January 1,	$21,679	$23,306
Loans added to non-performing status	14,098	8,466
Acquired bank loans added to non-performing status	857	936
Loans removed from non-performing status	(11,972)	(10,468)
Principal paydowns	(581)	(371)

Non-performing loans at June 30,	$24,081	$21,869

Table 13 — Detail of Loans Removed from Non-Performing Status

(in thousands)	2013	2012

Loans charged-off	$(1,751)	$(1,799)
Loans transferred to OREO	(2,906)	(4,082)
Loans refinanced at other institutions	(3,037)	(1,909)
Loans returned to accrual status	(4,278)	(2,678)

Total loans removed from non-performing status	$(11,972)	$(10,468)

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of June 30, 2013, are adequate to absorb probable losses on non-performing loans.

Delinquent Loans

Delinquent loans to total loans decreased to 0.62% at June 30, 2013, from 0.79% at December 31, 2012, as the total balance of delinquent loans decreased by almost $5 million for the same period. With the exception of PCI loans, generally all traditional bank loans 90 days past due or more as of June 30, 2013 and December 31, 2012 were on non-accrual status.

The composition of the Bank’s past due loans follows:

Table 14 — Delinquent Loan Composition (1)

(in thousands)	June 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$7,634	$8,900
Non owner occupied	2,272	2,899
Commercial real estate	2,421	2,640
Commercial real estate - purchased whole loans	—	—
Real estate construction	467	2,124
Commercial	1,881	2,262
Warehouse lines of credit	—	—
Home equity	1,155	1,654
Consumer:
Credit cards	88	65
Overdrafts	167	168
Other consumer	112	132

Total delinquent loans	$16,197	$20,844

(1) — Represents loans over 30 days past due.

Table 15 — Delinquent Loans to Total Loans by Loan Type (1)

(in thousands)	June 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	0.66%	0.78%
Non owner occupied	3.57%	3.89%
Commercial real estate	0.32%	0.38%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	0.92%	2.65%
Commercial	1.64%	1.73%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.51%	0.68%
Consumer:
Credit cards	1.02%	0.75%
Overdrafts	16.97%	17.59%
Other consumer	0.88%	0.81%

Total delinquent loans to total loans	0.62%	0.79%

(1) — Represents loans over 30 days past due divided by total loans.

Approximately $12 million in delinquent loans at December 31, 2012, were removed from delinquent status as of June 30, 2013. Approximately $1 million, or 10%, of these loans were removed from the delinquent category because they were charged-off. Approximately $4 million, or 33%, in loan balances were transferred to OREO with $4 million, or 31%, refinanced at other financial institutions. The remaining $3 million, or 26%, in delinquent loans paid current in 2013.

The Bank had $112 million in loans outstanding related to the 2012 acquisitions of failed banks at June 30, 2013, with approximately $3 million of the purchased loans (accounted for under both ASC Topic 310-20 and ASC Topic 310-30) past due 30 days or more.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Table 16 — Rollforward of Delinquent Loan Activity

(in thousands)	2013	2012

Delinquent loans, January 1,	$20,844	$24,433
Traditional bank loans that became delinquent	6,801	9,093
Acquired bank loans that became delinquent	1,224	672
Net change in delinquent credit cards and demand deposit accounts	26	14
Delinquent loans removed from delinquent status (see table below)	(12,341)	(15,986)
Principal paydowns of loans delinquent in both periods	(357)	(106)

Delinquent loans, June 30,	$16,197	$18,120

Table 17 — Detail of Loans Removed From Delinquent Status

(in thousands)	2013	2012

Loans charged-off	$(1,226)	$(1,330)
Loans transferred to OREO	(4,062)	(4,149)
Loans refinanced at other institutions	(3,841)	(5,601)
Loans paid current	(3,212)	(4,906)

Total loans removed from delinquent status	$(12,341)	$(15,986)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $110 million at June 30, 2013 compared to $106 million at December 31, 2012. Impaired loans from the 2012 acquisitions of failed banks totaled $27 million at June 30, 2013 compared to $18 million at December 31, 2012.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of June 30, 2013, the Bank had $95 million in TDRs, of which $14 million were also on non-accrual status. As of December 31, 2012, the Bank had $93 million in TDRs, of which $17 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 18 — Impaired Loan Composition

(in thousands)	June 30, 2013	December 31, 2012

Troubled debt restructurings	$95,135	$93,003
Classifed impaired loans (which are not TDRs)	14,849	12,704

Total impaired loans	$109,984	$105,707

See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s OREO follows:

Table 19 — Other Real Estate Owned Composition

(in thousands)	June 30, 2013	December 31, 2012

Residential real estate	$3,511	$6,281
Commercial real estate	2,372	7,693
Real estate construction	9,365	12,229

Total other real estate owned	$15,248	$26,203

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 20 — Stratification of Other Real Estate Owned

	Number of Properties and Carrying Value Range
June 30, 2013 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	19	$737	2	$429	3	$2,345	24	$3,511
Commercial real estate	—	—	6	1,322	1	1,050	7	2,372
Real estate construction	7	150	15	3,203	3	6,012	25	9,365

Total	26	$887	23	$4,954	7	$9,407	56	$15,248

	Number of Properties and Carrying Value Range
December 31, 2012 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	30	$1,665	12	$2,735	3	$1,881	45	$6,281
Commercial real estate	—	—	7	1,826	6	5,867	13	7,693
Real estate construction	5	105	14	2,897	6	9,227	25	12,229

Total	35	$1,770	33	$7,458	15	$16,975	83	$26,203

Table 21 — Rollforward of Other Real Estate Owned Activity

(in thousands)	2013	2012

Balance, January 1,	$26,203	$10,956
OREO acquired from failed bank acquisitions at fair value	—	9,830
Transfer from loans to OREO	4,242	12,078
Proceeds from sale	(15,624)	(14,597)
Net gain on sale	1,311	419
Writedowns	(884)	(341)

Balance, June 30,	$15,248	$18,345

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

Approximately $6 million of the OREO balance at June 30, 2013 related to the 2012 acquisitions of failed banks and relates predominantly to commercial real estate and real estate construction loans. See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Approximately $9 million of the OREO balance at June 30, 2013 related to loans transferred to OREO in connection with the Banks traditional lending markets. Approximately $3 million of this balance was tied to retail residential real estate properties, $5 million to construction real estate, with the remaining $814,000 tied to commercial real estate. Approximately 47%, or $4 million, of the construction balance related to one land development property added during the first six months of 2012 located in the Bank’s greater Louisville, Kentucky market.

Deposits

Total Company deposits decreased $12 million, or less than 1%, from December 31, 2012 to $2 billion at June 30, 2013. Total Company interest-bearing deposits decreased $21 million, or 1% and total Company non-interest bearing deposits increased $9 million, or 2%. Deposits related to the 2012 acquisitions of failed banks totaled $64 million at June 30, 2013. Former TCB deposits consisted of non-interest bearing of $4 million in interest-bearing deposits and $22 million in non-interest bearing deposits, while former FCB deposits consisted of $32 million in interest-bearing deposits and $6 million in non-interest bearing deposits.

Excluding non-interest bearing deposits associated with the 2012 acquisitions of failed banks, non-interest bearing deposits increased $10 million, or 2%, during 2013.

During most of 2012, non-interest bearing accounts, in general, remained an attractive product offering to clients due to the unlimited FDIC insurance feature. This unlimited guaranty by the FDIC expired on December 31, 2012. Management does not believe that the expiration of the unlimited FDIC insurance guaranty had an immediate negative impact on the Bank’s non-interest bearing deposit balances, however, at this time, management cannot predict the future impact that may yet occur.

Excluding interest-bearing deposits associated with the 2012 acquisitions of failed banks, interest-bearing deposits increased $26 million, or 2%, during 2013. Substantially all of the increase in interest-bearing deposits represented a transfer by one account out of a repurchase agreement into the NOW category of deposits. At this time, management is uncertain as to the long-term nature of this large deposit.

See additional discussion regarding the 2012 acquisitions under Footnote 2 “2012 Acquisitions of Failed Banks” in this section of the filing under Part I Item 1 “Financial Statements.”

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $122 million, or 49%, during the first six months of 2013. Approximately $32 million of this decline was related to the previously discussed transfer into deposits by one customer relationship. Approximately $24 million of the decrease in repurchase agreements was due to a change in ownership of the account holder, with the new account owner transferring the funds to another financial institution during the first quarter. The remaining decrease was related to customary account fluctuations as these balances are subject to large fluctuations on a daily basis.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $49 million, or 9%, from December 31, 2012 to $592 million at June 30, 2013. During the first six months of 2013, the Bank borrowed $50 million in FHLB advances primarily to fund and mitigate the Bank’s interest rate risk for its 15-year fixed commercial loan product initiative. These advances had a weighted average rate of 1.50% and a weighted average life of 7 years.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer-term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With many of the Bank’s expected loan originations during 2013 having repricing terms longer than five years, management will likely elect to borrow additional funds during the year to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 141% at June 30, 2013 and 143% at December 31, 2012. At June 30, 2013 and December 31, 2012, the Bank had cash and cash equivalents on-hand of $98 million and $138 million. In addition, the Bank had available collateral to borrow an additional $316 million and $472 million from the FHLB at June 30, 2013 and December 31, 2012. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $196 million available through various other financial institutions as of June, 30 2013.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2013 and December 31, 2012, these pledged investment securities had a fair value of $184 million and $335 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2013, the Bank had approximately $272 million from 50 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 20 largest non-sweep deposit relationships represented approximately $193 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $537 million at December 31, 2012 to $544 million at June 30, 2013. The increase in stockholders’ equity was primarily attributable to net income earned during 2013 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2013, RB&T could, without prior approval, declare dividends of approximately $76 million. The Company does not plan to pay dividends from its Florida subsidiary, RB, in the foreseeable future and filed an application in May 2013 to merge RB&T and RB under one bank charter.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 16.05% at June 30, 2013 compared to 14.89% at December 31, 2012. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2004, the Bank executed an intragroup trust preferred transaction with the purpose of providing RB&T access to additional capital markets, if needed in the future. The subordinated debentures held by RB&T were treated as Tier 2 Capital based on requirements administered by the Bank’s federal banking agency. In April 2013, the Bank received approval from its regulators and unwound the intragroup trust preferred transaction. The cash utilized to pay off the transaction remained at the Parent Company, Republic Bancorp. Unwinding of the transaction had no impact on Republic Bank & Trust Company’s two Tier 1 related capital ratios and only a minimal impact on its Total Risk Based Capital ratio.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2013 and December 31, 2012:

Table 22 — Capital Ratios

	As of June 30, 2013		As of December 31, 2012
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$590,105	26.38%	$581,189	25.28%
Republic Bank & Trust Co.	439,573	20.43	451,898	20.37
Republic Bank	15,653	18.68	14,494	18.02

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$568,825	25.43%	$558,982	24.31%
Republic Bank & Trust Co.	419,356	19.46	407,261	18.36
Republic Bank	41,590	17.41	13,474	16.75

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$568,825	17.01%	$558,982	16.36%
Republic Bank & Trust Co.	419,356	12.89	407,261	12.18
Republic Bank	41,590	13.66	13,474	13.43

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

The Company did not run a model simulation for declining interest rates as of June 30, 2013 because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of June 30, 2013 was marginally better than the indicated change as of December 31, 2012 in an “up” interest rate scenario.

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

Management also projects that it may utilize additional long-term advances for the remainder of 2013 to further mitigate its risk from increases in interest rates. How much in advances it extends out will be dependent upon circumstances at that time. When the Bank obtains longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then-current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

The following table illustrates Republic’s projected net interest income sensitivity profile based on the asset/liability model as of June 30, 2013. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the 12 months from July 1, 2012 through June 30, 2013, loan fees included in interest income were $9.0 million.

Table 23 — Traditional Banking Interest Rate Sensitivity for 2013

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$337	$7	$43	$75	$103
Investment securities	9,876	9,048	11,546	13,853	16,048
Loans, excluding loan fees (1)	119,320	115,975	121,629	129,779	138,267
Total interest income, excluding loan fees	129,533	125,030	133,218	143,707	154,418

Projected interest expense:
Deposits	4,386	3,644	9,299	17,166	25,462
Securities sold under agreements to repurchase	153	25	655	1,601	2,861
Federal Home Loan Bank advances and other long-term borrowings	17,019	16,123	16,667	17,226	17,804
Total interest expense	21,558	19,792	26,621	35,993	46,127

Net interest income, excluding loan fees	$107,975	$105,238	$106,597	$107,714	$108,291
Change from base			$1,359	$2,476	$3,053
% Change from base			1.29%	2.35%	2.90%

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

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed her Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledged disclosure of the Overdraft Honor Policy and did not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that the Plaintiff lacked the ability to automatically amend the complaint as of right. However, the Court held that the Plaintiff could be permitted to amend if the Plaintiff could first demonstrate that her amendment would not be futile and that the Plaintiff had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at that time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit ruled on June 11, 2013 and concluded that the offer of judgment did not moot the matter before it only because the offer of judgment in question did not afford the plaintiff complete relief.  The District Court lifted the stay of this matter on June 14, 2013 and permitted Plaintiff to file her Amended Complaint.  Plaintiff filed her Amended Complaint on June 21, 2013 and brought six claims: breach of contract and breach of the covenant of good faith and fair dealing (Counts I & II), unconscionability (Count III), conversion (Count IV), unjust enrichment (Count V), violation of the Electronic Funds Transfer Act, (Count VI) and violation of the Kentucky Consumer Protection Act (Count VII).  RB&T filed its Motion to Dismiss the Amended Complaint on July 15, 2013.  Plaintiff has not yet responded to the Motion to Dismiss.

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

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however many other factors are described in the other sections of the Company’s Annual Report on Form 10-K for the year ending December 31, 2012.

TRANSACTIONS WITH H&R BLOCK BANK AND AFFILIATES OF H&R BLOCK, INC.

Reference here is made to:

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”

•                  Recent Developments

•                  H&R Block Bank Purchase and Assumption Agreement

The following risk factors relate to the P&A Transaction, the MSA and the RPA:

The parties to the Agreement may fail to receive the necessary regulatory approvals to consummate the P&A Transaction during 2013. The Agreement provides that RB&T and HRBB must file timely applications or notices with their primary regulators, publish all required public notices and take such other actions that are necessary or advisable in order to consummate the transactions contemplated by the Agreement. The Agreement requires that all regulatory approvals must be received by September 30, 2013 in order for the P&A Transaction to occur in 2013. If any regulatory approvals are obtained after September 30, 2013, the Agreement requires that the P&A Transaction will occur between April 30, 2014 and June 18, 2014.

Failure by any of the parties to receive their regulatory approvals in a timely manner would delay RB&T from offering H&R Block-branded financial services products to H&R Block’s clients under the MSA until the fourth quarter of 2014 and would delay the completion of the P&A Transaction until the second quarter of 2014, delaying the projected economic benefits of the transactions to RB&T and the Company, overall.

The parties may fail to successfully negotiate the MSA and RPA. The failure of RB&T and affiliates of H&R Block, Inc. to successfully negotiate the MSA and RPA may lead to termination of the P&A transaction and would prevent RB&T from offering H&R Block-branded financial services products to H&R Block’s clients and thus RB&T not realizing the anticipated earnings from the transactions.

The parties may fail to successfully consummate the P&A Transaction as contemplated in the Agreement for other reasons not currently known. The termination of the P&A Transaction would prevent RB&T from offering H&R Block-branded financial services products to H&R Block’s clients under the MSA and thus RB&T not realizing the anticipated earnings from the transactions.

Demand for and performance of H&R Block-branded financial services products may not meet the expectations of the parties to the Agreement, or stakeholders of such parties. The Company has estimated that the combined financial impact of a consummated P&A Transaction, MSA and RPA will be accretive to the Company’s diluted earnings per Class A and Class B share by approximately $0.57 to $0.75 per year. The largest benefit of this impact is expected to occur in the first quarter of each calendar year, coinciding with the tax season. The actual results will vary depending upon a number of factors, including the volumes of Republic’s H&R Block-branded financial services products sold, consumer demand for H&R Block, Inc. income tax return preparation services, unanticipated losses for RB&T on H&R Block-branded financial services credit products, the ability for RB&T to maintain deposit balances assumed from HRBB and earn a positive net interest spread on those deposits and incremental overhead costs to RB&T.  Materially underestimating the demand for H&R Block-branded financials services products or materially underestimating the losses associated with H&R Block-branded credit products, could significantly negatively impact the projected earnings the Company expects to receive under the MSA.

MERGER APPLICATION

RB&T and RB have filed a merger application with the OCC to merge its charters under a national bank charter.  Historically, the majority of Republic’s banking operations have been under federal regulation and examination by the FDIC.  Interpretations of interagency regulatory guidance and application of that guidance could be different between the OCC and the FDIC.  Bank regulators may have different interpretations of policies, procedures and the application of Generally Accepted Accounting Principles to a bank’s accounting estimates such as the Allowance for Loans and Leases.  A more restrictive interpretation by the OCC of GAAP related to the Company’s critical accounting estimates could lead to lower net income for the Company.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2013 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	—	—	—
June 1 - June 30	—	—	—
Total	—	$—	—	330,640

During 2013, the Company repurchased 193,000 shares and there were no shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2013, the Company had 330,640 shares which could be repurchased under its current share repurchase programs.

During 2013, there were approximately 11,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.       Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

2.1

Purchase and Assumption Agreement among Republic Bank & Trust Company, a Kentucky bank and trust company, and H&R Block Bank, a federal savings bank, and Block Financial LLC, a Delaware limited liability company, Dated as of July 11, 2013 (incorporated by reference to Form 8-K filed July 11, 2013 (Commission File Number: 333-120857)) (The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request. A list of the omitted schedules is set forth in this exhibit beginning at page iv and is incorporated herein.)

10.1	Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC.

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 9, 2013	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

August 9, 2013	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer