Form 10-Q
period 2013-09-30
REPUBLIC BANCORP INC /KY/
filed 2013-11-07
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2013, was 18,533,502 and 2,259,926 respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$141,585	$137,691
Securities available for sale	481,624	438,246
Securities to be held to maturity (fair value of $52,408 in 2013 and $46,416 in 2012)	52,057	46,010
Mortgage loans held for sale	9,803	10,614
Loans	2,553,435	2,650,197
Allowance for loan losses	(23,492)	(23,729)
Loans, net	2,529,943	2,626,468
Federal Home Loan Bank stock, at cost	28,342	28,377
Premises and equipment, net	32,626	33,197
Goodwill	10,168	10,168
Other real estate owned	15,247	26,203
Other assets and accrued interest receivable	30,486	37,425

TOTAL ASSETS	$3,331,881	$3,394,399

LIABILITIES

Deposits
Non interest-bearing	$492,126	$479,046
Interest-bearing	1,527,659	1,503,882
Total deposits	2,019,785	1,982,928

Securities sold under agreements to repurchase and other short-term borrowings	106,373	250,884
Federal Home Loan Bank advances	587,020	542,600
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	31,953	40,045

Total liabilities	2,786,371	2,857,697

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,893	4,932
Additional paid in capital	132,728	132,686
Retained earnings	404,060	393,472
Accumulated other comprehensive income	3,829	5,612

Total stockholders’ equity	545,510	536,702

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,331,881	$3,394,399

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME:

Loans, including fees	$31,619	$31,292	$95,268	$137,118
Taxable investment securities	1,984	2,483	6,000	8,654
Federal Home Loan Bank stock and other	406	353	1,261	1,757
Total interest income	34,009	34,128	102,529	147,529

INTEREST EXPENSE:

Deposits	1,043	1,197	3,073	3,949
Securities sold under agreements to repurchase and other short-term borrowings	11	110	53	340
Federal Home Loan Bank advances	3,788	3,619	11,081	11,245
Subordinated note	628	630	1,886	1,891
Total interest expense	5,470	5,556	16,093	17,425

NET INTEREST INCOME	28,539	28,572	86,436	130,104

Provision for loan losses	2,200	2,083	2,480	13,719

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,339	26,489	83,956	116,385

NON-INTEREST INCOME:

Service charges on deposit accounts	3,676	3,438	10,384	10,027
Net refund transfer fees	152	231	13,849	78,127
Mortgage banking income	1,026	2,274	6,480	5,591
Debit card interchange fee income	1,519	1,390	4,986	4,387
Bargain purchase gain - Tennessee Commerce Bank	—	(189)	—	27,614
Bargain purchase gain - First Commercial Bank	—	27,112	1,324	27,112
Gain on sale of securities available for sale	—	—	—	56
Other	1,166	589	3,824	2,826
Total non-interest income	7,539	34,845	40,847	155,740

NON-INTEREST EXPENSES:

Salaries and employee benefits	12,226	14,921	43,426	46,205
Occupancy and equipment, net	5,462	5,718	16,354	16,936
Communication and transportation	990	1,045	3,011	4,667
Marketing and development	785	828	2,567	2,670
FDIC insurance expense	419	287	1,234	1,008
Bank franchise tax expense	707	729	3,279	3,363
Data processing	934	1,030	2,442	3,446
Debit card processing expense	655	648	2,216	1,909
Supplies	228	270	800	1,748
Other real estate owned expense	497	1,328	2,331	2,488
Charitable contributions	225	232	688	3,110
Legal expense	1,343	388	3,111	1,283
FHLB advance prepayment expense	—	—	—	2,436
Other	1,854	2,338	5,867	7,097
Total non-interest expenses	26,325	29,762	87,326	98,366

INCOME BEFORE INCOME TAX EXPENSE	7,553	31,572	37,477	173,759
INCOME TAX EXPENSE	2,950	10,904	13,399	61,041
NET INCOME	$4,603	$20,668	$24,078	$112,718

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.22	$0.99	$1.16	$5.38
Class B Common Stock	$0.21	$0.97	$1.12	$5.34

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.22	$0.98	$1.16	$5.36
Class B Common Stock	$0.21	$0.97	$1.11	$5.32

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.176	$0.165	$0.517	$0.484
Class B Common Stock	$0.160	$0.150	$0.470	$0.440

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$4,603	$20,668	$24,078	$112,718

OTHER COMPREHENSIVE INCOME

Unrealized gain (loss) on securities available for sale	(198)	649	(3,163)	2,324
Change in unrealized loss on available for sale security for which a portion of an other-than-temporary impairment has been recognized in earnings	(4)	374	418	412
Reclassification adjustment for gains recognized in earnings	—	—	—	(56)
Net unrealized gains (losses)	(202)	1,023	(2,745)	2,680
Tax effect	71	(358)	962	(938)
Net of tax	(131)	665	(1,783)	1,742

COMPREHENSIVE INCOME	$4,472	$21,333	$22,295	$114,460

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2013	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

Net income	—	—	—	—	24,078	—	24,078

Net change in accumulated other comprehensive income	—	—	—	—	—	(1,783)	(1,783)

Dividend declared Common Stock:
Class A ($0.517 per share)	—	—	—	—	(9,459)	—	(9,459)
Class B ($0.470 per share)	—	—	—	—	(1,062)	—	(1,062)

Stock options exercised, net of shares redeemed	17	—	4	438	(147)	—	295

Repurchase of Class A Common Stock	(193)	—	(43)	(1,230)	(2,822)	—	(4,095)

Conversion of Class B Common Stock to Class A Common Stock	11	(11)	—	—	—	—	—

Net change in notes receivable on Common Stock	—	—	—	281	—	—	281

Deferred director compensation expense - Company Stock	5	—	—	152	—	—	152

Stock based compensation expense - restricted stock	—	—	—	224	—	—	224

Stock based compensation expense - options	—	—	—	177	—	—	177

Balance, September 30, 2013	18,534	2,260	$4,893	$132,728	$404,060	$3,829	$545,510

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (in thousands)

	2013	2012
OPERATING ACTIVITIES:
Net income	$24,078	$112,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	929	7,348
Provision for loan losses	2,480	13,719
Net gain on sale of mortgage loans held for sale	(6,340)	(6,541)
Origination of mortgage loans held for sale	(263,411)	(172,305)
Proceeds from sale of mortgage loans held for sale	270,562	179,853
Net realized impairment (recovery) of mortgage servicing rights	(345)	129
Net realized gain on sales, calls and impairment of securities	—	(56)
Net gain on sale of other real estate owned	(1,714)	(381)
Writedowns of other real estate owned	1,074	1,207
Deferred director compensation expense - Company Stock	152	140
Stock based compensation expense	401	655
Bargain purchase gains on acquisitions	(1,324)	(54,726)
Net change in other assets and liabilities:
Accrued interest receivable	1,115	(409)
Accrued interest payable	32	(228)
Other assets	4,137	5,864
Other liabilities	(7,447)	16,347
Net cash provided by operating activities	24,379	103,334

INVESTING ACTIVITIES:
Net cash received in FDIC-assisted transactions	—	921,161
Purchases of securities available for sale	(175,275)	(61,716)
Purchases of securities to be held to maturity	(15,000)	(23,115)
Proceeds from calls, maturities and paydowns of securities available for sale	129,041	193,403
Proceeds from calls, maturities and paydowns of securities to be held to maturity	8,900	3,354
Proceeds from sales of securities available for sale	—	38,724
Proceeds from sales of Federal Home Loan Bank stock	35	62
Proceeds from sales of other real estate owned	19,642	21,688
Net change in loans	92,881	(184,454)
Net purchases of premises and equipment	(3,275)	(2,499)
Net cash provided by investing activities	56,949	906,608

FINANCING ACTIVITIES:
Net change in deposits	36,857	(822,074)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(144,511)	(60,392)
Payments of Federal Home Loan Bank advances	(25,580)	(589,208)
Proceeds from Federal Home Loan Bank advances	70,000	205,000
Repurchase of Common Stock	(4,095)	(386)
Net proceeds from Common Stock options exercised	295	147
Cash dividends paid	(10,400)	(9,813)
Net cash used in financing activities	(77,434)	(1,276,726)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,894	(266,784)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,691	362,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,585	$96,187

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,061	$17,653
Income taxes	26,674	68,603

SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate acquired in settlement of loans	$8,690	$16,018
Loans provided for sales of other real estate owned	644	591

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2013 AND 2012 (UNAUDITED) AND DECEMBER 31, 2012

1.                                            BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”) (collectively referred together as the “Bank”). Republic Invest Co., a former subsidiary of RB&T, and its subsidiary, Republic Capital LLC, were dissolved in April 2013 in connection with the full repayment by RB&T of intragroup subordinated debentures issued by Republic Capital LLC in a 2004 intragroup trust preferred transaction. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

As of September 30, 2013, in addition to an Internet delivery channel, Republic had 45 full-service banking centers with locations as follows:

•                  Kentucky — 34

•                  Metropolitan Louisville — 20

•                  Central Kentucky — 11

•                  Elizabethtown — 1

•                  Frankfort — 1

•                  Georgetown — 1

•                  Lexington — 5

•                  Owensboro — 2

•                  Shelbyville — 1

•                  Northern Kentucky — 3

•                  Covington — 1

•                  Florence — 1

•                  Independence — 1

•                  Southern Indiana — 3

•                  Floyds Knobs — 1

•                  Jeffersonville — 1

•                  New Albany — 1

•                  Metropolitan Tampa, Florida — 4

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

•                  Metropolitan Minneapolis, Minnesota — 1

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center in Palm Harbor, Florida. This location is expected to close in January 2014 with the lease for the premises expiring in February 2014.

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center in Minneapolis, Minnesota, which it acquired in connection with the First Commercial Bank (“FCB”) acquisition in September 2012.  The Bank is currently under a lease for this location which is set to expire in April 2015. The Bank intends to repurpose the location as a support office until the expiration of its lease or until such time that it is able to negotiate with the landlord a buy-out of its future lease obligations. The banking center is expected to stop transacting business at the Minnesota location with deposit customers in January 2014.

Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Core Banking assets represent investment securities and real estate, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources. The Bank also provides short-term, revolving credit facilities to mortgage bankers across the nation through warehouse lines of credit. These credit facilities are secured by single family, first lien residential real estate loans.

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

Republic Processing Group

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refunds under the TRS division, primarily through refund transfers (“RT”s). RTs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing costs associated with these products, because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority.  Fees earned on RTs, net of rebates, are the primary source of revenue for the TRS division and the RPG segment, and are reported as non-interest income under the line item “Net refund transfer fees.”

The TRS division historically originated and obtained a significant source of revenue from Refund Anticipation Loans (“RAL”s), but terminated this product effective April 30, 2012. RALs were short-term consumer loans offered to taxpayers that were secured by the customer’s anticipated tax refund, which represented the sole source of repayment. The fees earned on RALs for the applicable reporting period in 2012 were reported as interest income under the line item “Loans, including fees.”

Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Through RB&T, the RCS division is piloting short-term consumer credit products.

Reclassifications and recasts — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income. Additionally, as discussed in Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks,” during the first quarter of 2013 the Bank posted adjustments to the First Commercial Bank (“FCB”) acquired assets in the determination of acquisition day (“day-one”) fair values, which resulted in a $1.3 million increase to the bargain purchase gain presented.

2.                                      2012 FDIC-ASSISTED ACQUISITIONS OF FAILED BANKS

OVERVIEW

During 2012, the Bank acquired two failed institutions in FDIC-assisted transactions. The Bank did not raise capital to complete either of these acquisitions.

The Bank determined that the acquisitions of these failed banks constituted “business acquisitions” as defined by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed have been presented at their estimated fair values, as required. Fair values were determined over a measurement period based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of these day-one fair values requires management to make material estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, recast adjustments for loans and other real estate owned were made as market value data, such as appraisals, were received by the Bank. Increases or decreases to day-one fair values have been reflected with a corresponding increase or decrease to bargain purchase gain.

Tennessee Commerce Bank (“TCB”)

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

The Bank acquired approximately $221 million in notional assets from the FDIC as receiver for TCB. In addition, the Bank recorded a receivable from the FDIC for approximately $785 million, which represented the net difference between the assets acquired and the liabilities assumed, adjusted for the discount the Bank received for the acquisition. The FDIC paid approximately $771 million of this receivable on January 30, 2012 with the remaining $14 million paid on February 15, 2012.

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

Information obtained subsequent to January 27, 2012 and through September 30, 2012 was considered in forming TCB estimates of cash flows and collateral values as of the January 27, 2012 acquisition date, i.e., TCB’s day-one fair values. Day-one fair values for TCB were considered final as of September 30, 2012, which was the date the Bank believed it had received all the information necessary to determine TCB’s day-one fair values.

A summary of the assets acquired and liabilities assumed in the TCB acquisition follows:

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

Deposits:
Non interest-bearing	$19,754	$—	$—	$19,754
Interest-bearing	927,641	54	—	927,695
Total deposits	947,395	54	—	947,449

Accrued income taxes payable	—	9,988	(100)	9,888
Other liabilities and accrued interest payable	1,306	110	—	1,416

Total liabilities assumed	$948,701	$10,152	$(100)	$958,753

Equity:

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

First Commercial Bank

On September 7, 2012, the Bank acquired specific assets and assumed substantially all of the liabilities of FCB, headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB, pursuant to the terms of a P&A Agreement — Whole Bank; All Deposits, entered into among RB&T, the FDIC as receiver of FCB and the FDIC. On September 10, 2012, FCB’s sole location re-opened as a division of RB&T.

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

During the third quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.1 million as a result of the FCB acquisition. The bargain purchase gain was realized because the overall price paid by the Bank was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition. During the fourth quarter of 2012, the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a net increase to the bargain purchase gain of $712,000, as additional information relative to the day-one fair values became available. During the first quarter of 2013, the Bank posted its final recast adjustment which resulted in an increase of $1.3 million to the bargain purchase gain.

Information obtained subsequent to September 7, 2012 and through March 31, 2013 was considered in forming FCB estimates of cash flows and collateral values as of the September 7, 2012 acquisition date, i.e., FCB’s day-one fair values. Day-one fair values for FCB were considered final as of March 31, 2013, which was the date the Bank believed it had received all the information necessary to determine FCB’s day-one fair values.

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

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center location in Minneapolis, Minnesota, which it acquired in connection with the FCB acquisition in September 2012.  The Bank is currently under a lease for this location which is set to expire in April 2015. The Bank intends to repurpose the location as a support office until the expiration of its lease or until such time that it is able to negotiate with the landlord a buy-out of its future lease obligations. The banking center is expected to stop transacting business at the Minnesota location with deposit customers in January 2014. The core deposit intangible asset associated with the FCB acquisition totaled $289,000 at September 30, 2013. The Bank intends to accelerate the amortization of this asset in connection with its notice to repurpose the former FCB banking center.

FAIR VALUE METHODS ASSOCIATED WITH THE 2012 FDIC-ASSISTED ACQUISITIONS OF FAILED BANKS

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

With the TCB acquisition, the Bank acquired $43 million in securities at fair value. The majority of the securities acquired were subsequently sold or called during the first quarter of 2012, with the Bank realizing a net gain on the corresponding transactions of approximately $56,000. The Bank sold these securities because management determined that the acquired securities did not fit within the Bank’s traditional investment strategies.

With the FCB acquisition, the Bank acquired $12 million in securities at fair value. The nature of these securities acquired was consistent with the Bank’s existing investment portfolio and the Bank elected to retain these securities.

Loans — Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates.

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

The composition of acquired loans as of the respective acquisition dates follows:

Tennessee Commerce Bank

	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	2012 Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$22,693	$(4,076)	$243	$18,860
Commercial real estate	18,646	(6,971)	1,988	13,663
Construction & Land Development	14,877	(2,681)	(1,972)	10,224
Commercial	13,224	(6,939)	496	6,781
Home equity	6,220	(606)	24	5,638
Consumer:
Credit cards	608	(22)	—	586
Overdrafts	672	(621)	—	51
Other consumer	2,172	(750)	51	1,473
Total loans	$79,112	$(22,666)	$830	$57,276

First Commercial Bank

	September 7, 2012
	As Previously Reported		As Recasted
			2012 & 2013
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$48,409	$(9,634)	$180	$38,955
Commercial real estate	82,161	(12,330)	(1,746)	68,085
Construction & Land Development	14,918	(6,182)	316	9,052
Commercial	25,475	(16,060)	4,120	13,535
Home equity	404	(3)	—	401
Consumer:
Credit cards	—	—	—	—
Overdrafts	6	—	—	6
Other consumer	371	(5)	(49)	317
Total loans	$171,744	$(44,214)	$2,821	$130,351

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

Core Deposit Intangible — In its assumption of the deposit liabilities for the 2012 FDIC-assisted acquisitions, the Bank believed that the customer relationships associated with these deposits had intangible value, although this value was anticipated to be modest given the nature of the deposit accounts and the anticipated rapid account run-off since acquired. The Bank recorded core deposit intangible assets of $64,000 and $559,000 related to the TCB and FCB acquisitions. The fair value of these intangible assets were estimated based on a discounted cash flow methodology that gave appropriate consideration to type of deposit, deposit retention, cost of the deposit base and net maintenance cost attributable to customer deposits.

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

The Bank acquired $19 million in OREO related to the FCB acquisition, which was initially reduced by an $8 million fair value adjustment as of September 7, 2012. During the fourth quarter of 2012 and the first quarter of 2013, the Bank posted  a net negative recast adjustment of $785,000 to OREO to mark several properties to market based on appraisals received.

FHLB Advances — The Bank acquired $3 million in FHLB advances related to the FCB acquisition. The advances were marked to market as of the acquisition date based on early prepayment payoffs (including penalties) received from the FHLB.
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

* - denotes a time deposit

3.                                                        INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$122,401	$615	$(83)	$122,933
Private label mortgage backed security	5,036	421	—	5,457
Mortgage backed securities - residential	156,656	4,744	(288)	161,112
Collateralized mortgage obligations	176,625	1,629	(1,036)	177,218
Corporate bonds	15,016	2	(114)	14,904
Total securities available for sale	$475,734	$7,411	$(1,521)	$481,624

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$38,931	$547	$(6)	$39,472
Private label mortgage backed security	5,684	3	—	5,687
Mortgage backed securities - residential	190,569	6,641	—	197,210
Collateralized mortgage obligations	194,427	1,580	(130)	195,877
Total securities available for sale	$429,611	$8,771	$(136)	$438,246

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,329	$9	$(12)	$2,326
Mortgage backed securities - residential	423	42	—	465
Collateralized mortgage obligations	44,305	487	(14)	44,778
Corporate bonds	5,000	—	(161)	4,839
Total securities to be held to maturity	$52,057	$538	$(187)	$52,408

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$4,388	$27	$—	$4,415
Mortgage backed securities - residential	827	63	—	890
Collateralized mortgage obligations	40,795	316	—	41,111
Total securities to be held to maturity	$46,010	$406	$—	$46,416

During the three and nine months ended September 30, 2013, there were no sales or calls of securities available for sale. During the nine months ended September 30, 2012, the Bank recognized net securities gains in earnings for securities available for sale as follows:

•                  The Bank sold six available for sale securities acquired in the TCB acquisition with an amortized cost of $35 million, resulting in a pre-tax gain of $53,000 during the first quarter of 2012.

•                  The Bank realized $3,000 in pre-tax gains related to unamortized discount accretion on $10 million of callable U.S. Government agencies that were called before their maturity during the first quarter of 2012.

The tax provision related to the Bank’s realized gains totaled $0 and $20,000 for the three and nine months ended September 30, 2012, respectively.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2013 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations whether or not there are associated call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
September 30, 2013 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$11,185	$11,315	$—	$—
Due from one year to five years	113,719	114,146	2,329	2,326
Due from five years to ten years	12,513	12,376	5,000	4,839
Due beyond ten years	—	—	—	—
Private label mortgage backed security	5,036	5,457	—	—
Mortgage backed securities - residential	156,656	161,112	423	465
Collateralized mortgage obligations	176,625	177,218	44,305	44,778
Total securities	$475,734	$481,624	$52,057	$52,408

Corporate Bonds

During the nine months ended September 30, 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds, which have a weighted average life of seven years, were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of September 30, 2013.

Mortgage backed Securities

At September 30, 2013, with the exception of the $6 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At September 30, 2013 and December 31, 2012, there were gross unrealized/unrecognized losses of $1.3 million and $130,000 related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

At September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale
U.S. Treasury securities and U.S. Government agencies	$11,321	$(83)	$—	$—	$11,321	$(83)
Mortgage backed securities - residential	19,153	(288)	—	—	19,153	(288)
Collateralized mortgage obligations	40,356	(1,036)	—	—	40,356	(1,036)
Corporate bonds	9,886	(114)	—	—	9,886	(114)

Total available for sale	$80,716	$(1,521)	$—	$—	$80,716	$(1,521)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to maturity
U.S. Treasury securities and U.S. Government agencies	$524	$(12)	$—	$—	$524	$(12)
Collateralized mortgage obligations	9,741	(14)	—	—	9,741	(14)
Corporate bonds	4,839	(161)	—	—	4,839	(161)

Total held to maturity	$15,104	$(187)	$—	$—	$15,104	$(187)

	Less than 12 months		12 months or more		Total
December 31, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available for sale
U.S. Treasury securities and U.S. Government agencies	$3,588	$(6)	$—	$—	$3,588	$(6)
Collateralized mortgage obligations	20,508	(130)	—	—	20,508	(130)

Total available for sale	$24,096	$(136)	$—	$—	$24,096	$(136)

At September 30, 2013, the Bank’s security portfolio consisted of 165 securities, 19 of which were in an unrealized loss position. At December 31, 2012, the Bank’s security portfolio consisted of 153 securities, seven of which were in an unrealized loss position.

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

The term “other-than-temporary” is not intended to indicate that the decline in fair value is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the anticipated credit losses.

The Bank owns one private label mortgage backed security with a total carrying value of $6 million at September 30, 2013. This security, with an average remaining life currently estimated at four years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 7 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2013	December 31, 2012

Carrying amount	$177,286	$334,560
Fair value	177,761	334,843

4.                                      LOANS AND ALLOWANCE FOR LOAN AND LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$1,100,633	$1,145,495
Non owner occupied	109,641	74,539
Commercial real estate	766,813	714,642
Commercial real estate - purchased whole loans	34,017	33,531
Construction & land development	53,618	68,214
Commercial	114,416	130,681
Warehouse lines of credit	122,810	216,576
Home equity	225,556	241,607
Consumer:
Credit cards	8,948	8,716
Overdrafts	851	955
Other consumer	16,132	15,241

Total loans	2,553,435	2,650,197
Less: Allowance for loan losses	23,492	23,729

Total loans, net	$2,529,943	$2,626,468

2012 FDIC- Assisted Acquisitions of Failed Banks

The contractual amount of the loans associated with the TCB transaction decreased from $79 million as of the acquisition date to $35 million as of September 30, 2013. The carrying value of these loans was $57 million as of the acquisition date compared to $29 million as of September 30, 2013.

The contractual amount of the loans associated with the FCB transaction decreased from $172 million as of the acquisition date to $99 million as of September 30, 2013. The carrying value of these loans was $130 million as of the acquisition date compared to $77 million as of September 30, 2013.

The composition of TCB and FCB loans outstanding at September 30, 2013 and December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
September 30, 2013 (in thousands)	Bank	Bank	Banks

Residential real estate	$9,502	$21,110	$30,612
Commercial real estate	13,484	50,257	63,741
Construction & land development	901	1,886	2,787
Commercial	251	3,678	3,929
Home equity	4,292	400	4,692
Consumer:
Credit cards	213	—	213
Overdrafts	3	3	6
Other consumer	81	159	240
Total loans	$28,727	$77,493	$106,220

The above table is inclusive of loans originated subsequent to the respective acquisition dates.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Residential real estate	$12,270	$32,459	$44,729
Commercial real estate	8,015	61,758	69,773
Construction & land development	4,235	3,301	7,536
Commercial	1,284	9,405	10,689
Home equity	4,183	385	4,568
Consumer:
Credit cards	321	—	321
Overdrafts	1	11	12
Other consumer	655	333	988
Total loans	$30,964	$107,652	$138,616

The tables below reconcile the contractually-required and carrying amounts of acquired TCB and FCB loans at September 30, 2013 and December 31, 2012:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
September 30, 2013 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$34,890	$98,648	$133,538
Non-accretable difference	(5,089)	(18,433)	(23,522)
Accretable difference	(1,074)	(2,722)	(3,796)
Total carrying value of loans	$28,727	$77,493	$106,220

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$42,188	$139,156	$181,344
Non-accretable difference	(10,393)	(28,870)	(39,263)
Accretable difference	(831)	(2,634)	(3,465)
Total carrying value of loans	$30,964	$107,652	$138,616

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” in this section of the filing.

Credit Quality Indicators

Based on the Bank’s internal analysis performed, the risk category of loans by class follows:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
September 30, 2013		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1**	Substandard***	Loans****

Residential real estate:
Owner occupied	$—	$28,758	$9,348	$—	$3,138	$—	$41,244
Non owner occupied	—	1,487	1,601	—	8,658	—	11,746
Commercial real estate	697,013	13,130	21,648	—	35,022	—	766,813
Commercial real estate -
Purchased whole loans	34,017	—	—	—	—	—	34,017
Construction & land development	48,688	1,712	1,822	—	1,396	—	53,618
Commercial	109,880	2,262	95	—	1,956	223	114,416
Warehouse lines of credit	122,810	—	—	—	—	—	122,810
Home equity	—	332	1,593	—	—	—	1,925
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	51	70	—	34	—	155

Total rated loans	$1,012,408	$47,732	$36,177	$—	$50,204	$223	$1,146,744

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2012		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1**	Substandard***	Loans*****

Residential real estate:
Owner occupied	$—	$26,031	$8,700	$—	$2,413	$—	$37,144
Non owner occupied	—	2,616	3,350	—	20,190	—	26,156
Commercial real estate	624,630	17,216	28,433	—	44,362	—	714,641
Commercial real estate -
Purchased whole loans	33,531	—	—	—	—	—	33,531
Construction & land development	61,555	1,088	3,878	—	1,692	—	68,213
Commercial	121,169	2,639	2,592	—	4,280	—	130,680
Warehouse lines of credit	216,576	—	—	—	—	—	216,576
Home equity	—	648	2,346	—	—	—	2,994
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	387	53	—	41	—	481

Total rated loans	$1,057,461	$50,625	$49,352	$—	$72,978	$—	$1,230,416

* - Special Mention and Substandard loans include $2 million and $6 million at September 30, 2013 and $4 million and $11 million at December 31, 2012, respectively, which were removed from the Purchased Credit Impaired population due to a post-acquisition troubled debt restructuring of the loan.

** - Purchased Credit Impaired loans — Group 1 (“PCI-1”) represent loans whose cash flow expectations reflect no projected additional loss to contractual principal beyond the amount of the loan’s non-accretable yield that was established as part of its initial acquisition value. PCI-1 loans are considered impaired if the timing of the loan’s projected cash flows deteriorate from management’s initial projections.

*** - Purchased Credit Impaired loans - Substandard (“PCI-Sub”) represent former PCI-1 loans downgraded subsequent to day-one due to projected further impairment to contractual principal beyond the loan’s initial non-accretable yield that was established as part of its initial acquisition value. PCI-Sub loans are considered impaired and have required additional loan loss provisions.

**** - The above tables exclude all non-classified residential real estate and consumer loans at the respective period ends. The tables also exclude most non classified small commercial and commercial real estate relationships totaling $100,000 or less. These loans are not rated since they are accruing interest and not past due 80 days or more.

Allowance for Loan Losses (“Allowance”)

Activity in the Allowance follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Allowance for loan losses at beginning of period	$22,491	$22,510	$23,729	$24,063

Charge offs - Traditional Banking	(1,627)	(1,220)	(4,744)	(7,444)
Charge offs - Refund Anticipation Loans	—	—	—	(11,097)
Total charge offs	(1,627)	(1,220)	(4,744)	(18,541)

Recoveries - Traditional Banking	371	267	1,231	976
Recoveries - Refund Anticipation Loans	57	460	796	3,883
Total recoveries	428	727	2,027	4,859

Net loan (charge offs) recoveries - Traditional Banking	(1,256)	(953)	(3,513)	(6,468)
Net loan (charge offs) recoveries - Refund Anticipation Loans	57	460	796	(7,214)
Net loan (charge offs) recoveries	(1,199)	(493)	(2,717)	(13,682)

Provision for loan losses - Traditional Banking	2,257	2,543	3,276	6,505
Provision for loan losses - Refund Anticipation Loans	(57)	(460)	(796)	7,214
Total provision for loan losses	2,200	2,083	2,480	13,719

Allowance for loan losses at end of period	$23,492	$24,100	$23,492	$24,100

The Allowance calculation includes the following qualitative factors, which are considered in combination with the Bank’s historical loss rates in determining the general loss reserve within the Allowance:

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

The following tables present the activity in the Allowance by portfolio class for the three months ended September 30, 2013 and 2012:

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Three Months Ended	Owner	Non Owner	Commercial	Purchased	Construction &		Lines of
September 30, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Commercial	Credit

Beginning balance	$7,563	$642	$8,763	$34	$1,587	$710	$462
Provision for loan losses	1,198	157	686	—	16	232	(143)
Loans charged off	(578)	(67)	(307)	—	(16)	(102)	—
Recoveries	20	59	38	—	7	19	—

Ending balance	$8,203	$791	$9,180	$34	$1,594	$859	$319

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$1,932	$—	$344	$249	$205	$22,491
Provision for loan losses	104	(57)	(18)	26	(1)	2,200
Loans charged off	(218)	—	(60)	(169)	(110)	(1,627)
Recoveries	55	57	4	95	74	428

Ending balance	$1,873	$—	$270	$201	$168	$23,492

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Three Months Ended	Owner	Non Owner	Commercial	Purchased	Construction &		Lines of
September 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Commercial	Credit

Beginning balance	$6,190	$897	$8,271	$40	$3,097	$603	$223
Provision for loan losses	571	622	743	—	(192)	140	194
Loans charged off	(348)	(20)	(37)	—	—	(11)	—
Recoveries	32	2	24	—	28	3	—

Ending balance	$6,445	$1,501	$9,001	$40	$2,933	$735	$417

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$2,691	$—	$192	$125	$181	$22,510
Provision for loan losses	341	(460)	11	26	87	2,083
Loans charged off	(633)	—	(9)	(100)	(62)	(1,220)
Recoveries	12	460	9	101	56	727

Ending balance	$2,411	$—	$203	$152	$262	$24,100

The following tables present the activity in the Allowance by portfolio class for the nine months ended September 30, 2013 and 2012:

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Nine Months Ended	Owner	Non Owner	Commercial	Purchased	Construction &		Lines of
September 30, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Commercial	Credit

Beginning balance	$7,006	$1,049	$8,843	$34	$2,769	$580	$541
Provision for loan losses	2,269	(106)	1,192	—	(604)	618	(222)
Loans charged off	(1,291)	(225)	(972)	—	(616)	(412)	—
Recoveries	219	73	117	—	45	73	—

Ending balance	$8,203	$791	$9,180	$34	$1,594	$859	$319

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$2,348	$—	$210	$198	$151	$23,729
Provision for loan losses	(248)	(796)	166	153	58	2,480
Loans charged off	(354)	—	(120)	(474)	(280)	(4,744)
Recoveries	127	796	14	324	239	2,027

Ending balance	$1,873	$—	$270	$201	$168	$23,492

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Nine Months Ended	Owner	Non Owner	Commercial	Purchased	Construction &		Lines of
September 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Commercial	Credit

Beginning balance	$5,212	$1,142	$7,724	$—	$3,042	$1,025	$104
Allocation of previously unallocated allowance	1,117	146	47	—	—	—	—
Provision for loan losses	2,617	255	1,513	40	1,604	(293)	313
Loans charged off	(2,422)	(318)	(353)	—	(1,796)	(18)	—
Recoveries	183	14	70	—	83	21	—

Ending balance	$6,707	$1,239	$9,001	$40	$2,933	$735	$417

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated*	Total

Beginning balance	$2,984	$—	$503	$135	$227	$1,965	$24,063
Allocation of previously unallocated allowance*	536	—	47	17	55	(1,965)	—
Provision for loan losses	765	7,214	(293)	(14)	(2)	—	13,719
Loans charged off	(1,947)	(11,097)	(87)	(318)	(185)	—	(18,541)
Recoveries	73	3,883	33	332	167	—	4,859

Ending balance	$2,411	$—	$203	$152	$262	$—	$24,100

* Allocation was made January 1, 2012 based on a methodology change to the Company’s Allowance .

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	September 30, 2013	December 31, 2012

Loans on non-accrual status(1)	$18,407	$18,506
Loans past due 90 days-or-more and still on accrual(2)	1,839	3,173

Total non-performing loans	20,246	21,679
Other real estate owned	15,247	26,203
Total non-performing assets	$35,493	$47,882

Credit Quality Ratios:

Non-performing loans to total loans	0.79%	0.82%
Non-performing assets to total loans (including OREO)	1.38%	1.79%
Non-performing assets to total assets	1.07%	1.41%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Non-performing loans and non-performing asset balances related to the 2012 FDIC-assisted acquisitions, and included in the tables above at September 30, 2013 and December 31, 2012, are presented in the tables below:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
September 30, 2013 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status(1)	$21	$18	$39
Loans past due 90 days-or-more and still on accrual(2)	414	1,425	1,839

Total non-performing loans	435	1,443	1,878
Other real estate owned	705	4,798	5,503
Total non-performing assets	$1,140	$6,241	$7,381

Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	1.77%
Non-performing assets to total loans (including OREO)	6.61%
Non-performing assets to total assets	6.57%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90 days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status (1)	$—	$—	$—
Loans past due 90-days-or-more and still on accrual (2)	801	2,372	3,173

Total non-performing loans	801	2,372	3,173
Other real estate owned	2,100	12,398	14,498
Total non-performing assets	$2,901	$14,770	$17,671

Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	2.29%
Non-performing assets to total loans (including OREO)	11.54%
Non-performing assets to total assets	8.73%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90 days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” in this section of the filing.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Loans Past Due 90-Days-or-More
	Non-Accrual Loans		and Still Accruing Interest
(in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$8,708	$9,298	$396	$730
Non owner occupied	1,482	1,376	—	—
Commercial real estate	6,243	3,756	139	712
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	803	1,777	96	531
Commercial	329	334	1,208	1,200
Warehouse lines of credit	—	—	—	—
Home equity	722	1,868	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Other consumer	120	97	—	—

Total	$18,407	$18,506	$1,839	$3,173

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future payments are reasonably assured. Troubled debt restructurings (“TDR”s) on non-accrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms. Loans past due 90-days-or-more and still on accrual currently only represent PCI loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
September 30, 2013	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Loans

Residential real estate:
Owner occupied	$2,176	$1,572	$3,653	$7,401	$1,093,232	$1,100,633
Non owner occupied	342	983	131	1,456	108,185	109,641
Commercial real estate	703	—	2,417	3,120	763,693	766,813
Commercial real estate - purchased whole loans	—	—	—	—	34,017	34,017
Construction & land development	—	97	96	193	53,425	53,618
Commercial	4	129	1,392	1,525	112,891	114,416
Warehouse lines of credit	—	—	—	—	122,810	122,810
Home equity	720	8	355	1,083	224,473	225,556
Consumer:
Credit cards	31	24	—	55	8,893	8,948
Overdrafts	141	2	—	143	708	851
Other consumer	73	17	21	111	16,021	16,132

Total	$4,190	$2,832	$8,065	$15,087	$2,538,348	$2,553,435
Delinquent loans to total loans	0.16%	0.11%	0.32%	0.59%

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent *	Delinquent	Delinquent	Loans

Residential real estate:
Owner occupied	$2,210	$1,978	$4,712	$8,900	$1,136,595	$1,145,495
Non owner occupied	907	1,128	864	2,899	71,640	74,539
Commercial real estate	103	486	2,051	2,640	712,002	714,642
Commercial real estate - purchased whole loans	—	—	—	—	33,531	33,531
Construction & land development	—	194	1,930	2,124	66,090	68,214
Commercial	222	733	1,307	2,262	128,419	130,681
Warehouse lines of credit	—	—	—	—	216,576	216,576
Home equity	521	251	882	1,654	239,953	241,607
Consumer:
Credit cards	60	5	—	65	8,651	8,716
Overdrafts	167	1	—	168	787	955
Other consumer	102	28	2	132	15,109	15,241

Total	$4,292	$4,804	$11,748	$20,844	$2,629,353	$2,650,197
Delinquent loans to total loans	0.16%	0.18%	0.44%	0.79%

* - All loans past due 90 days-or-more, excluding PCI loans, as of September 30, 2013 and December 31, 2012 were on non-accrual status.

An aging of the recorded investment in past due loans related to the 2012 FDIC-assisted acquisitions and included in the preceding tables at September 30, 2013 and December 31, 2012, are presented below:

	30 - 59	60 - 89	Greater than	Total	Total	Total
September 30, 2013	Days	Days	90 Days	Loans	Loans Not	Acquired Bank
(dollars in thousands)	Delinquent	Delinquent	Delinquent *	Delinquent	Delinquent	Loans

Residential real estate	$344	$585	$397	$1,326	$29,286	$30,612
Commercial real estate	—	—	139	139	63,602	63,741
Construction & land development	—	—	96	96	2,691	2,787
Commercial	—	129	1,207	1,336	2,593	3,929
Home equity	—	—	—	—	4,692	4,692
Consumer:
Credit cards	—	—	—	—	213	213
Overdrafts	—	—	—	—	6	6
Other consumer	3	—	21	24	216	240

Total	$347	$714	$1,860	$2,921	$103,299	$106,220
Delinquent acquired bank loans to total acquired bank loans	0.33%	0.67%	1.75%	2.75%

	30 - 59	60 - 89	Greater than	Total	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Acquired Bank
(dollars in thousands)	Delinquent	Delinquent	Delinquent *	Delinquent	Delinquent	Loans

Residential real estate	$159	$1,430	$729	$2,318	$42,411	$44,729
Commercial real estate	—	165	698	863	68,910	69,773
Construction & land development	—	194	531	725	6,811	7,536
Commercial	—	732	1,215	1,947	8,742	10,689
Home equity	83	—	—	83	4,485	4,568
Consumer:
Credit cards	—	—	—	—	321	321
Overdrafts	—	—	—	—	12	12
Other consumer	4	27	—	31	957	988

Total	$246	$2,548	$3,173	$5,967	$132,649	$138,616
Delinquent acquired bank loans to total acquried bank loans	0.18%	1.84%	2.29%	4.30%

* - All loans past due 90 days-or-more, excluding PCI loans, as of September 30, 2013 and December 31, 2012 were on non-accrual status.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” in this section of the filing.

Impaired Loans

The Bank defines impaired loans as follows:

•                        All loans internally rated as “Substandard,” “PCI-Sub,” “Doubtful” or “Loss;”

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2013	December 31, 2012

Loans with no allocated allowance for loan losses	$25,835	$36,325
Loans with allocated allowance for loan losses	78,298	69,382

Total impaired loans	$104,133	$105,707

Amount of the allowance for loan losses allocated	$7,304	$8,531

Approximately $29 million and $18 million of impaired loans at September 30, 2013 and December 31, 2012 were loans acquired in the Bank’s 2012 FDIC-assisted acquisitions. Approximately $9 million of the loans acquired during 2012 became classified during 2013 as “impaired” through a troubled debt restructuring. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” in this section of the filing.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2013 and December 31, 2012:

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
	Owner	Non Owner	Commercial	Purchased	Construction &		Lines of
September 30, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Commercial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$3,788	$86	$1,762	$—	$268	$14	$—
Collectively evaluated for impairment	4,376	489	6,878	34	1,319	501	319
PCI loans with post acquisition impairment	39	216	540	—	7	344	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending allowance for loan losses	$8,203	$791	$9,180	$34	$1,594	$859	$319

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,312	$2,500	$31,805	$—	$3,514	$4,576	$—
Loans collectively evaluated for impairment	1,058,185	98,482	699,986	34,017	48,708	107,660	122,810
PCI loans with post acquisition impairment	1,231	5,875	10,687	—	317	1,890	—
PCI loans without post acquisition impairment	1,905	2,784	24,335	—	1,079	290	—

Total ending loan balance	$1,100,633	$109,641	$766,813	$34,017	$53,618	$114,416	$122,810

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$185	$—	$—	$54	$6,157
Collectively evaluated for impairment	1,688	270	201	113	16,188
PCI loans with post acquisition impairment	—	—	—	1	1,147
PCI loans without post acquisition impairment	—	—	—	—	—

Total ending allowance for loan losses	$1,873	$270	$201	$168	$23,492

Loans:
Impaired loans individually evaluated, excluding PCI loans	$2,297	$—	$—	$121	$84,125
Loans collectively evaluated for impairment	223,259	8,948	851	15,977	2,418,883
PCI loans with post acquisition impairment	—	—	—	8	20,008
PCI loans without post acquisition impairment	—	—	—	26	30,419

Total ending loan balance	$225,556	$8,948	$851	$16,132	$2,553,435

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
	Owner	Non Owner	Commercial	Purchased	Construction &		Lines of
December 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Commercial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$3,032	$521	$2,919	$—	$1,157	$348	$—
Collectively evaluated for impairment	3,972	527	5,924	34	1,612	232	541
PCI loans with post acquisition impairment	2	1	—	—	—	—	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending allowance for loan losses	$7,006	$1,049	$8,843	$34	$2,769	$580	$541

Loans:
Impaired loans individually evaluated, excluding PCI loans	$44,429	$4,235	$40,593	$—	$5,268	$6,972	$—
Loans collectively evaluated for impairment	1,080,792	67,974	629,687	33,531	61,254	119,429	216,576
PCI loans with post acquisition impairment	136	184	—	—	—	—	—
PCI loans without post acquisition impairment	20,138	2,146	44,362	—	1,692	4,280	—

Total ending loan balance	$1,145,495	$74,539	$714,642	$33,531	$68,214	$130,681	$216,576

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$496	$—	$—	$55	$8,528
Collectively evaluated for impairment	1,852	210	198	96	15,198
PCI loans with post acquisition impairment	—	—	—	—	3
PCI loans without post acquisition impairment	—	—	—	—	—

Total ending allowance for loan losses	$2,348	$210	$198	$151	$23,729

Loans:
Impaired loans individually evaluated, excluding PCI loans	$3,420	$—	$—	$470	$105,387
Loans collectively evaluated for impairment	238,187	8,716	955	14,731	2,471,832
PCI loans with post acquisition impairment	—	—	—	—	320
PCI loans without post acquisition impairment	—	—	—	40	72,658

Total ending loan balance	$241,607	$8,716	$955	$15,241	$2,650,197

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	Ending Balance
	As of			Three Months Ended		Nine Months Ended
	September 30, 2013			September 30, 2013		September 30, 2013
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$3,152	$3,147	$—	$6,088	$35	$9,876	$89
Non owner occupied	1,508	1,293	—	1,269	—	1,411	18
Commercial real estate	13,953	13,884	—	18,566	451	18,382	809
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—
Construction & land development	1,837	1,837	—	1,930	73	2,126	127
Commercial	4,426	4,378	—	3,460	204	3,770	413
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	1,342	1,296	—	1,724	34	1,867	64
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	—	—	37	—	221	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	38,261	37,396	3,827	36,008	315	33,841	876
Non owner occupied	7,082	7,082	302	5,688	166	4,661	208
Commercial real estate	29,622	28,608	2,302	26,508	549	26,055	998
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—
Construction & land development	2,090	1,994	275	2,000	30	2,674	75
Commercial	2,088	2,088	358	2,641	21	2,702	27
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	1,027	1,001	185	1,026	21	1,289	41
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	129	129	55	116	1	92	3
Total impaired loans	$106,517	$104,133	$7,304	$107,061	$1,900	$108,967	$3,748

	Ending Balance
	As of			Three Months Ended		Nine Months Ended
	December 31, 2012			September 30, 2012		September 30, 2012
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,299	$13,107	$—	$28,249	$177	$25,378	$397
Non owner occupied	955	794	—	2,097	138	1,539	138
Commercial real estate	14,293	14,293	—	10,416	404	8,924	456
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—
Construction & land development	3,090	2,085	—	2,637	35	3,018	54
Commercial	4,206	4,114	—	2,096	28	2,127	68
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	1,753	1,546	—	782	—	648	—
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	386	386	—	214	13	123	13

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	31,709	31,458	3,034	6,927	6	5,886	33
Non owner occupied	3,695	3,625	522	2,270	6	2,249	33
Commercial real estate	26,710	26,300	2,919	27,233	236	26,164	738
Commercial real estate - purchased whole loans	—	—	—	—	—	—	108
Construction & land development	3,416	3,183	1,157	5,165	36	6,108	116
Commercial	2,858	2,858	348	2,583	47	2,520	—
Warehouse lines of credit	—	—	—	—	—	—	—
Home equity	1,874	1,874	496	1,297	6	1,675	14
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	84	84	55	—	—	—	—
Total impaired loans	$108,328	$105,707	$8,531	$91,966	$1,132	$86,359	$2,168

Troubled Debt Restructurings

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

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

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2013 and December 31, 2012, $12 million and $14 million of TDRs were also non-accrual loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
September 30, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,487	$32,248	$37,735
Commercial real estate	5,869	23,095	28,964
Construction & land development	803	2,707	3,510
Commercial	145	4,431	4,576

Total troubled debt restructurings	$12,304	$62,481	$74,785

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2012 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$6,951	$36,758	$43,709
Commercial real estate	5,149	26,174	31,323
Construction & land development	1,595	2,167	3,762
Commercial	269	4,244	4,513

Total troubled debt restructurings	$13,964	$69,343	$83,307

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2013 and December 31, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
September 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$598	$874	$1,472
Rate reduction	25,157	3,134	28,291
Principal deferral	2,310	1,782	4,092
Bankruptcies	2,833	1,047	3,880
Total residential TDRs	30,898	6,837	37,735

Commercial related and construction/land development loans:
Interest only payments	4,225	854	5,079
Rate reduction	17,090	1,374	18,464
Principal deferral	8,440	4,675	13,115
Bankruptcies	—	392	392
Total commercial TDRs	29,755	7,295	37,050
Total troubled debt restructurings	$60,653	$14,132	$74,785

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$957	$624	$1,581
Rate reduction	23,250	4,427	27,677
Principal deferral	9,041	2,092	11,133
Bankruptcies	2,225	1,093	3,318
Total residential TDRs	35,473	8,236	43,709

Commercial related and construction/land development loans:
Interest only payments	7,002	342	7,344
Rate reduction	8,573	5,142	13,715
Principal deferral	15,494	3,045	18,539
Total commercial TDRs	31,069	8,529	39,598
Total troubled debt restructurings	$66,542	$16,765	$83,307

As of September 30, 2013 and December 31, 2012, 81% and 80% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $6 million and $7 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of September 30, 2013 and December 31, 2012. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at September 30, 2013 and December 31, 2012.

A summary of the categories of TDR loan modifications that occurred during the three months ended September 30, 2013 and 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
September 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Rate reduction	$1,082	$—	$1,082
Bankruptcies	172	272	444
Total residential TDRs	1,254	272	1,526

Commercial related and construction/land development loans:
Interest only	441	145	586
Rate reduction	3,407	189	3,596
Principal deferral	1,456	—	1,456
Bankruptcies	—	167	167
Total commercial TDRs	5,304	501	5,805
Total troubled debt restructurings	$6,558	$773	$7,331

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified during the current period.

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
September 30, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only	$793	$1,103	$1,896
Rate reduction	3,244	838	4,082
Principal deferral	3,670	85	3,755
Total residential TDRs	7,707	2,026	9,733

Commercial related and construction/land development loans:
Interest only	120	—	120
Rate reduction	534	—	534
Principal deferral	450	—	450
Total commercial TDRs	1,104	—	1,104
Total troubled debt restructurings	$8,811	$2,026	$10,837

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified during the current period.

A summary of the categories of TDR loan modifications that occurred during the nine months ended September 30, 2013 and 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Nine Months Ended	Performing to	Not Performing to	Troubled Debt
September 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only	$165	$—	$165
Rate reduction	2,703	689	3,392
Principal deferral	64	160	224
Bankruptcies	1,405	826	2,231
Total residential TDRs	4,337	1,675	6,012

Commercial related and construction/land development loans:
Interest only	719	145	864
Rate reduction	3,407	189	3,596
Principal deferral	1,765	—	1,765
Bankruptcies	—	167	167
Total commercial TDRs	5,891	501	6,392
Total troubled debt restructurings	$10,228	$2,176	$12,404

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified during the current period.

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Nine Months Ended	Performing to	Not Performing to	Troubled Debt
September 30, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only	$511	$1,727	$2,238
Rate reduction	7,781	454	8,235
Principal deferral	6,480	1,108	7,588
Total residential TDRs	14,772	3,289	18,061

Commercial related and construction/land development loans:
Interest only	3,690	708	4,398
Rate reduction	3,277	—	3,277
Principal deferral	4,095	455	4,550
Total commercial TDRs	11,062	1,163	12,225
Total troubled debt restructurings	$25,834	$4,452	$30,286

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified during the current year.

As of September 30, 2013 and 2012, 89% and 81% of the Bank’s TDRs that occurred during the three months ended September 30, 2013 and 2012 were performing according to their modified terms. The Bank provided $294,000 and $576,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the three months ended September 30, 2013 and 2012.

As of September 30, 2013 and 2012, 82% and 85% of the Bank’s TDRs that occurred during the nine months ended September 30, 2013 and 2012 were performing according to their modified terms. The Bank provided $1 million and $2 million in specific reserve allocations to customers whose loan terms were modified in TDRs during the nine months ended September 30, 2013 and 2012. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no significant change between the pre and post modification loan balances at September 30, 2013 and December 31, 2012.

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of September 30, 2013 and 2012 and for which there was a payment default during the three months ended September 30, 2013 and 2012:

Three Months Ended	Number of	Recorded
September 30, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	14	$979
Non owner occupied	—	—
Commercial real estate	2	357
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial	1	145
Warehouse lines of credit	—	—
Home equity	1	68
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	18	$1,549

Three Months Ended	Number of	Recorded
September 30, 2012 (dollars in thousands)	Loans	Investment

Residential real estate	10	$2,131
Commercial real estate	—	—
Commercial real estate - purchased whole loans	—	—
Real estate construction	—	—
Commercial	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	10	$2,131

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of September 30, 2013 and 2012 and for which there was a payment default during the nine months ended September 30, 2013 and 2012:

Nine Months Ended	Number of	Recorded
September 30, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	32	$2,434
Non owner occupied	—	—
Commercial real estate	2	357
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial	1	145
Warehouse lines of credit	—	—
Home equity	2	74
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	37	$3,010

Nine Months Ended	Number of	Recorded
September 30, 2012 (dollars in thousands)	Loans	Investment

Residential real estate	11	$2,980
Commercial real estate	3	970
Commercial real estate - purchased whole loans	—	—
Real estate construction	4	1,974
Commercial	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	18	$5,924

5.                                      DEPOSITS

Ending deposit balances at September 30, 2013 and December 31, 2012 were as follows:

(in thousands)	September 30, 2013	December 31, 2012

Demand	$659,192	$580,900
Money market accounts	495,619	514,698
Brokered money market accounts	33,212	35,596
Savings	71,759	62,145
Individual retirement accounts*	29,219	32,491
Time deposits, $100,000 and over*	69,584	80,906
Other certificates of deposit*	79,494	100,036
Brokered certificates of deposit*(1)	89,580	97,110

Total interest-bearing deposits	1,527,659	1,503,882
Total non interest-bearing deposits	492,126	479,046

Total deposits	$2,019,785	$1,982,928

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

The composition of deposits related to the acquisitions of failed banks outstanding at September 30, 2013 and December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
September 30, 2013 (in thousands)	Bank	Bank	Banks

Demand	$1,053	$2,123	$3,176
Money market accounts	2,298	9,222	11,520
Savings	4,834	1	4,835
Individual retirement accounts*	563	1,159	1,722
Time deposits, $100,000 and over*	4,481	2,810	7,291
Other certificates of deposit*	2,373	4,921	7,294
Brokered certificates of deposit*(1)	3,251	3,926	7,177

Total interest-bearing deposits	18,853	24,162	43,015
Total non interest-bearing deposits	3,290	4,419	7,709

Total deposits	$22,143	$28,581	$50,724

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Demand	$10,024	$5,871	$15,895
Money market accounts	1,510	25,762	27,272
Savings	217	—	217
Individual retirement accounts*	1,166	3,269	4,435
Time deposits, $100,000 and over*	10,822	3,267	14,089
Other certificates of deposit*	7,196	12,574	19,770
Brokered certificates of deposit*(1)	6,729	12,247	18,976

Total interest-bearing deposits	37,664	62,990	100,654
Total non interest-bearing deposits	4,240	6,812	11,052

Total deposits	$41,904	$69,802	$111,706

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” in this section of the filing.

6.             FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At September 30, 2013 and December 31, 2012, FHLB advances were as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012

Fixed interest rate advances with a weighted average interest rate of 2.12% due through 2023	$487,020	$442,600

Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000

Total FHLB advances	$587,020	$542,600

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2013, Republic had available collateral to borrow an additional $317 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2013	$10,000
2014	178,000
2015	25,000
2016	82,000
2017	135,000
Thereafter	157,020

Total	$587,020

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2013	December 31, 2012

First lien, single family residential real estate	$1,104,086	$1,053,946
Home equity lines of credit	105,407	116,043
Multi-family commercial real estate	12,504	11,695

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the Allowance for anticipated selling costs of the underlying collateral. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Mortgage Servicing Rights: On a monthly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$122,933	$—	$122,933
Private label mortgage backed security	—	—	5,457	5,457
Mortgage backed securities - residential	—	161,112	—	161,112
Collateralized mortgage obligations		177,218		177,218
Corporate bonds	—	14,904	—	14,904
Total securities available for sale	$—	$476,167	$5,457	$481,624

Rate lock commitments	$—	$401	$—	$401

Mortgage loans held for sale	—	9,803	—	9,803

Financial Liabilities:

Mandatory forward contracts	$—	$160	$—	$160

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$39,472	$—	$39,472
Private label mortgage backed security	—	—	5,687	5,687
Mortgage backed securities - residential	—	197,210	—	197,210
Collateralized mortgage obligations	—	195,877	—	195,877
Total securities available for sale	$—	$432,559	$5,687	$438,246

Mandatory forward contracts	$—	$47	$—	$47

Rate lock loan commitments	—	833	—	833

Mortgage loans held for sale	—	10,614	—	10,614

There were no transfers between Level 1, 2 or 3 assets during the three and nine months ended September 30, 2013 and 2012. All transfers between levels, if applicable, would be generally recognized at the end of each quarter.

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Balance, beginning of period	$5,641	$4,579	$5,687	$4,542

Total gains or losses included in earnings:
Net change in unrealized gain/(loss)	(4)	373	418	410
Reversal of actual losses previously recorded	37	—	37	—
Principal paydowns	(217)	—	(685)	—
Balance, end of period	$5,457	$4,952	$5,457	$4,952

The Bank’s single private label mortgage backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved the following steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average credit score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

There were no transfers between Level 3 assets during the three and nine months ended September 30, 2013 and 2012.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2013 and December 31, 2012:

	Fair	Valuation	Unobservable
September 30, 2013 (dollars in thousands)	Value	Technique	Inputs	Range

Private label mortgage backed security	$5,457	Discounted cash flow	Constant prepayment rate	0.67% - 7%

			Probability of default	3% - 7%

			Loss severity	60% - 81%

	Fair	Valuation	Unobservable Inputs
December 31, 2012 (dollars in thousands)	Value	Technique		Range

Private label mortgage backed security	$5,687	Discounted cash flow	Constant prepayment rate	1% - 6%

			Probability of default	3.50% - 7%

			Loss severity	60% - 70%

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

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,059	$1,059
Commercial real estate	—	—	5,415	5,415
Home equity	—	—	275	275
Total impaired loans *	$—	$—	$6,749	$6,749

Other real estate owned:
Commercial real estate	$—	$—	$536	$536
Construction & land development	—	—	4,200	4,200
Total other real estate owned	$—	$—	$4,736	$4,736

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$782	$782
Non owner occupied	—	—	1,788	1,788
Commercial real estate	—	—	15,618	15,618
Construction & land development	—	—	1,552	1,552
Commercial	—	—	182	182
Home equity	—	—	303	303
Total impaired loans *	$—	$—	$20,225	$20,225

Other real estate owned:
Residential real estate:
Owner occupied	$—	$—	$1,195	$1,195
Non owner occupied	—	—	—	—
Commercial real estate	—	—	1,219	1,219
Construction & land development	—	—	5,161	5,161
Total other real estate owned	$—	$—	$7,575	$7,575

Mortgage servicing rights**	$—	$3,484	$—	$3,484

* - Impaired loan balances exclude loans measured for impairment using the present value of future cash flows.

** - Mortgage Servicing Rights at fair value only include those tranches which were considered impaired at the reported period end.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$5,415	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 26% (11%)

Impaired loans - residential real estate	$1,334	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 25% (8%)

Other real estate owned - commercial real estate	$536	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	11% - 26 (18%)

Other real estate owned - construction & land development	$600	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	40% (40%)

	$3,600	Income approach	Adjustments for differences between net operating income expectations	28% (28%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2012 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$15,230	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 50% (18%)

	$1,940	Income approach	Adjustments for differences between net operating income expectations	12% - 12% (12%)

Impaired loans - residential real estate	$2,873	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	2% - 60% (17%)

Impaired loans - commercial	$182	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 50% (44%)

Other real estate owned - residential	$1,195	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	4% - 71% (14%)

Other real estate owned - commercial real estate	$1,219	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	1% - 33% (16%)

Other real estate owned - real estate construction	$663	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	1% - 54% (35%)

	$4,498	Income approach	Adjustments for differences between net operating income expectations	25% - 25% (25%)

The following section details impairment charges recognized during the period:

Impaired Loans

Collateral dependent impaired loans are measured for impairment using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank will discount the appraisal amount, as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The review may result in an increase in the Allowance or in a partial charge-off of the loan. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using this fair value method.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	September 30, 2013	December 31, 2012

Carrying amount of loans measured at fair value	$6,568	$23,070
Estimated selling costs considered in carrying amount	943	1,839
Valuation allowance	(762)	(4,684)
Total fair value	$6,749	$20,225

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s individual other real estate owned properties exceeded their carrying value at September 30, 2013 and December 31, 2012.

Details of other real estate owned carrying value and write downs follows:

(in thousands)	September 30, 2013	December 31, 2012

Carrying value of other real estate owned	$15,247	$26,203

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Other real estate owned write-downs	$190	$866	$1,074	$1,207

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value with fair value determined by MSR tranche. There were no tranches carried at fair value at September 30, 2013, while nine of 21 tranches were carried at fair value at December 31, 2012. Details of the tranches carried at fair value follow:

(in thousands)	September 30, 2013	December 31, 2012

Outstanding balance	$—	$3,829
Valuation allowance	—	(345)
Fair value	$—	$3,484

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Charge (credit) to mortgage banking income due to impairment evaluation	$(33)	$160	$(345)	$129

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or- more nor on nonaccrual as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

(in thousands)	September 30, 2013	December 31, 2012

Aggregate fair value	$9,803	$10,614
Contractual balance	9,557	10,037
Gain	246	577

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2013 and 2012 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Interest income	$130	$110	$388	$283
Change in fair value	(218)	82	(331)	134
Total change in fair value	$(88)	$192	$57	$417

The carrying amounts and estimated fair values of all financial instruments, at September 30, 2013 and December 31, 2012 follows:

		Fair Value Measurements at
		September 30, 2013:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$141,585	$141,585	$—	$—	$141,585
Securities available for sale	481,624	—	476,167	5,457	481,624
Securities to be held to maturity	52,057	—	52,408	—	52,408
Mortgage loans held for sale	9,803	—	9,803	—	9,803
Loans, net of allowance for loan losses	2,529,943	—	—	2,568,974	2,568,974
Federal Home Loan Bank stock	28,342	—	—	—	N/A
Accrued interest receivable	8,130	—	8,130	—	8,130

Liabilities:
Non interest-bearing deposits	492,126	—	492,126	—	492,126
Transaction and money market deposits	1,259,782	—	1,259,782	—	1,259,782
Time deposits	267,877	—	270,462	—	270,462
Securities sold under agreements to repurchase and other short-term borrowings	106,373	—	106,373	—	106,373
Federal Home Loan Bank advances	587,020	—	602,458	—	602,458
Subordinated note	41,240	—	38,049	—	38,049
Accrued interest payable	1,435	—	1,435	—	1,435

		Fair Value Measurements at
		December 31, 2012:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$137,691	$137,691	$—	$—	$137,691
Securities available for sale	438,246	—	432,559	5,687	438,246
Securities to be held to maturity	46,010	—	46,416	—	46,416
Mortgage loans held for sale	10,614	—	10,614	—	10,614
Loans, net of allowance for loan losses	2,626,468	—	—	2,702,686	2,702,686
Federal Home Loan Bank stock	28,377	—	—	—	N/A
Accrued interest receivable	9,245	—	9,245	—	9,245

Liabilities:
Non interest-bearing deposits	479,046	—	479,046	—	479,046
Transaction and money market deposits	1,193,339	—	1,193,339	—	1,193,339
Time deposits	310,543	—	314,972	—	314,972
Securities sold under agreements to repurchase and other short-term borrowings	250,884	—	250,884	—	250,884
Federal Home Loan Bank advances	542,600	—	576,158	—	576,158
Subordinated note	41,240	—	37,917	—	37,917
Accrued interest payable	1,403	—	1,403	—	1,403

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

Loans, net of Allowance — The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Bank’s historical experience with repayments adjusted to estimate the effect of current market conditions. The Allowance is considered a reasonable discount for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

8.                                      MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

September 30, (in thousands)	2013	2012

Balance, January 1	$10,614	$4,392
Origination of mortgage loans held for sale	263,411	172,305
Proceeds from the sale of mortgage loans held for sale	(270,562)	(179,853)
Net gain on sale of mortgage loans held for sale	6,340	6,541

Balance, September 30	$9,803	$3,385

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Net gain realized on sale of mortgage loans held for sale	$1,633	$2,705	$7,310	$5,890
Net change in fair value recognized on loans held for sale	(218)	82	(331)	134
Net change in fair value recognized on rate lock commitments	(44)	386	(432)	909
Net change in fair value recognized on forward contracts	(439)	(354)	(207)	(392)
Net gain recognized	932	2,819	6,340	6,541

Loan servicing income	514	418	1,606	1,653
Amortization of mortgage servicing rights	(453)	(803)	(1,811)	(2,474)
Change in mortgage servicing rights valuation allowance	33	(160)	345	(129)
Net servicing income recognized	94	(545)	140	(950)

Total Mortgage Banking income	$1,026	$2,274	$6,480	$5,591

Activity for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2013	2012

Balance, January 1	$4,777	$6,087
Additions	2,171	1,496
Amortized to expense	(1,811)	(2,474)
Change in valuation allowance	345	(129)
Balance, September 30	$5,482	$4,980

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2013	2012

Balance, January 1	$(345)	$(203)
Additions	—	(171)
Reductions credited to operations	345	42

Balance, September 30	$—	$(332)

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2013	December 31, 2012

Fair value of mortgage servicing rights portfolio	$7,157	$5,446
Prepayment speed range	115% - 350%	112% - 550%
Discount rate	10%	9%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.90	3.89

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2013		December 31, 2012
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$9,557	$9,803	$10,037	$10,614

Included in other assets:
Rate lock loan commitments	$11,781	$401	$27,468	$833
Mandatory forward contracts	—	—	36,675	47
Total included in other assets	$11,781	$401	$64,143	$880

Included in other liabilities:

Mandatory forward contracts	$17,791	$160	$—	$—

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

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each period ended:

(in thousands)	September 30, 2013	December 31, 2012

Unused warehouse lines of credit	$195,190	$113,924
Unused home equity lines of credit	228,298	232,719
Unused loan commitments - other	185,934	163,523
Standby letters of credit	2,476	16,985
FHLB letters of credit	3,200	11,908
Total commitments	$615,098	$539,059

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

At September 30, 2013 and December 31, 2012, the Bank had a letter of credit from the FHLB issued on behalf of an RB&T client. This letter of credit was used as a credit enhancement for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

Legal Proceedings

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads seven claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed her Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledged disclosure of the Overdraft Honor Policy and did not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that the Plaintiff lacked the ability to automatically amend the complaint as of right. However, the Court held that the Plaintiff could be permitted to amend if the Plaintiff could first demonstrate that her amendment would not be futile and that the Plaintiff had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at that time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit ruled on June 11, 2013 and concluded that the offer of judgment did not moot the matter before it only because the offer of judgment in question did not afford the Plaintiff complete relief. The District Court lifted the stay of this matter on June 14, 2013 and permitted Plaintiff to file her Amended Complaint.  Plaintiff filed her Amended Complaint on June 21, 2013 and brought seven claims: breach of contract and breach of the covenant of good faith and fair dealing (Counts I & II), unconscionability (Count III), conversion (Count IV), unjust enrichment (Count V), violation of the Electronic Funds Transfer Act, (Count VI) and violation of the Kentucky Consumer Protection Act (Count VII).  RB&T filed its Motion to Dismiss the Amended Complaint on July 15, 2013. On September 30, 2013 the Court issued its decision granting the Motion to Dismiss in part and denying it in part.  The Court initially concluded that the offer of judgment did not moot the case and deprive it of subject matter jurisdiction as it did not provide Plaintiff with all of the relief she sought.  The Court dismissed the conversion, unconscionability and Electronic Funds Transfer Act claims in their entirety for failure to state a claim. With respect to the remaining claims, the Court dismissed them to the extent they are premised upon any overdraft charges incurred by the Plaintiff on or after January 6, 2010, the date on which she received the Overdraft Honor Policy.  The Court concluded that Plaintiff could not state any claim for the time period after she received the Policy with respect to the manner in which RB&T assessed overdraft fees. The Answer to the remaining claims was filed on October 14, 2013 and the matter now proceeds into discovery.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Net income	$4,603	$20,668	$24,078	$112,718

Weighted average shares outstanding	20,787	20,948	20,811	20,954
Effect of dilutive securities	140	81	94	78
Average shares outstanding including dilutive securities	20,927	21,029	20,905	21,032

Basic earnings per share:
Class A Common Share	$0.22	$0.99	$1.16	$5.38
Class B Common Share	0.21	0.97	1.12	5.34

Diluted earnings per share:
Class A Common Share	$0.22	$0.98	$1.16	$5.36
Class B Common Share	0.21	0.97	1.11	5.32

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Antidilutive stock options	13,500	219,350	113,000	219,350

11.                                     SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar.

As of September 30, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) were created to operate as divisions of RPG segment.

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Through RB&T, the RCS division is piloting short-term consumer credit products.

For the projected near-term, as programs are being established, the operating results of these divisions are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS and RCS divisions will not be reported as separate business operating segments until such time, if any, that they become material to the Company’s overall results of operations.

Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations, while servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations.  Prior to 2013, RAL fees and net RT fees provided the majority of the revenue for RPG.  In 2013, net RT fees have provided, and are expected to continue to provide going forward, the majority of revenues for RPG as the Company no longer offers RALs. All Company operations are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2012 Annual Report on Form 10-K. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes which are not segment specific are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

Segment information for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended September 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,390	$130	$19	$28,539

Provision for loan losses	2,257	—	(57)	2,200

Net refund transfer fees	—	—	152	152
Mortgage banking income	—	1,026	—	1,026
Other non interest income	6,243	19	99	6,361
Total non interest income	6,243	1,045	251	7,539

Total non interest expenses	22,237	768	3,320	26,325

Income before income tax expense	10,139	407	(2,993)	7,553
Income tax expense	3,856	142	(1,048)	2,950
Net income	$6,283	$265	$(1,945)	$4,603

Segment end of period assets	$3,305,689	$15,697	$10,495	$3,331,881

Net interest margin	3.54%	NM	NM	3.54%

	Three Months Ended September 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,444	$110	$18	$28,572

Provision for loan losses	2,543	—	(460)	2,083

Net refund transfer fees	—	—	231	231
Mortgage banking income	—	2,274	—	2,274
Total bargain purchase gains	26,923	—	—	26,923
Other non interest income	5,387	11	19	5,417
Total non interest income	32,310	2,285	250	34,845

Total non interest expenses	26,118	851	2,793	29,762

Income before income tax expense	32,093	1,544	(2,065)	31,572
Income tax expense	11,145	541	(782)	10,904
Net income	$20,948	$1,003	$(1,283)	$20,668

Segment end of period assets	$3,413,293	$8,765	$13,718	$3,435,776

Net interest margin	3.54%	NM	NM	3.54%

	Nine Months Ended September 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$85,957	$388	$91	$86,436

Provision for loan losses	3,276	—	(796)	2,480

Net refund transfer fees	—	—	13,849	13,849
Mortgage banking income	—	6,480	—	6,480
Bargain purchase gain - FCB	1,324	—	—	1,324
Other non interest income	18,300	102	792	19,194
Total non interest income	19,624	6,582	14,641	40,847

Total non interest expenses	72,862	2,537	11,927	87,326

Income before income tax expense	29,443	4,433	3,601	37,477
Income tax expense	10,588	1,551	1,260	13,399
Net income	$18,855	$2,882	$2,341	$24,078

Segment end of period assets	$3,305,689	$15,697	$10,495	$3,331,881

Net interest margin	3.57%	NM	NM	3.55%

	Nine Months Ended September 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$84,406	$283	$45,415	$130,104

Provision for loan losses	6,505	—	7,214	13,719

Net refund transfer fees	—	—	78,127	78,127
Mortgage banking income	—	5,591	—	5,591
Net gain on sales, calls and impairment of securities	56	—	—	56
Total bargain purchase gains	54,726	—	—	54,726
Other non interest income	17,005	27	208	17,240
Total non interest income	71,787	5,618	78,335	155,740

Total non interest expenses	76,752	2,928	18,686	98,366

Income before income tax expense	72,936	2,973	97,850	173,759
Income tax expense	25,150	1,041	34,850	61,041
Net income	$47,786	$1,932	$63,000	$112,718

Segment end of period assets	$3,413,293	$8,765	$13,718	$3,435,776

Net interest margin	3.51%	NM	NM	5.11%

NM — Not Meaningful

12.                                                             H&R BLOCK AND H&R BLOCK BANK

RB&T entered into a Purchase and Assumption Agreement (the “Agreement”) dated July 11, 2013, with H&R Block Bank (“HRBB”) and its sole shareholder Block Financial LLC (collectively, “H&R Block”). Pursuant to the Agreement, RB&T was to acquire certain assets and assume certain liabilities, including all of the deposits of HRBB (the “P&A Transaction”).

On July 15, 2013, RB&T submitted an application for approval of the P&A Transaction to the Office of the Comptroller of the Currency (“OCC”) for consideration in conjunction with RB&T’s pending application from May 2013 for approval of an internal merger of RB&T and its affiliate, RB, which would include RB&T’s conversion to a national bank.

On October 8, 2013, RB&T notified Block that RB&T was withdrawing its pending applications with the OCC to merge and consolidate its RB&T and RB charters into one national bank charter and to consummate the P&A Transaction. As a result, H&R Block terminated the Agreement with RB&T and the parties terminated discussions regarding the Joint Marketing Master Services Agreement and related Receivables Participation Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”), (collectively referred together as the “Bank”). Republic Invest Co., a former subsidiary of RB&T, and its subsidiary, Republic Capital LLC, were dissolved in April 2013 in connection with the full repayment by RB&T of intragroup subordinated debentures issued by Republic Capital LLC in a 2004 intragroup trust preferred transaction. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

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

•               future credit losses and the overall adequacy of the Allowance for Loan Losses (“Allowance”);

•               potential write-downs of other real estate owned (“OREO”);

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

•               future Refund Transfers (“RT”s) volume for TRS;

•               the future net revenues associated with RTs at TRS;

•               the future financial performance of Republic Payment Solutions (“RPS”);

•               the future financial performance of Republic Credit Solutions (“RCS”);

•               the potential impairment of investment securities;

•               the extent to which regulations written and implemented by the Federal Bureau of Consumer Financial Protection (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services may limit or prohibit the operation of the Company’s business;

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

•               the Bank’s ability to maintain current deposit and loan levels at current interest rates; and

•               the Company’s ability to successfully implement strategic plans, including but not limited to those related to the acquisition of two failed banks in 2012.

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K and under Part II Item 1A “Risk Factors” of the Company’s June 30, 2013 Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS

H&R Block & H&R Block Bank

RB&T entered into a Purchase and Assumption Agreement (the “Agreement”) dated July 11, 2013, with H&R Block Bank (“HRBB”) and its sole shareholder Block Financial LLC (collectively, “H&R Block”). Pursuant to the Agreement, RB&T was to acquire certain assets and assume certain liabilities, including all of the deposits of HRBB (the “P&A Transaction”).

On July 15, 2013, RB&T submitted an application for approval of the P&A Transaction to the Office of the Comptroller of the Currency (“OCC”) for consideration in conjunction with RB&T’s pending application from May 2013 for approval of an internal merger of RB&T and its affiliate, RB, which would include RB&T’s conversion to a national bank.

On October 8, 2013, RB&T notified Block that RB&T was withdrawing its pending applications with the OCC to merge and consolidate its RB&T and RB charters into one national bank charter and to consummate the P&A Transaction. As a result, H&R Block terminated the Agreement with RB&T and the parties terminated discussions regarding the Joint Marketing Master Services Agreement and related Receivables Participation Agreement.

Minnesota Banking Center

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center location in Minneapolis, Minnesota, which it acquired as part of the First Commercial Bank (“FCB”) acquisition in September 2012. The Bank is currently under a lease for this location which is set to expire in April 2015. The Bank intends to repurpose the location as a support office until the expiration of its lease or until such time that it is able to negotiate with the landlord a buy-out of its future lease obligations. The banking center is expected to stop transacting business at the Minnesota location with deposit customers in January 2014.

Florida Banking Center

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center in Palm Harbor, Florida. This location is expected to close in January 2014 with the lease for the premises expiring in February 2014.

Consumer Mortgage Regulation

On January 10, 2013, the CFPB issued a final rule implementing the ability to repay (“ATR”) requirement in the Dodd-Frank Act. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to qualified mortgage loans (“QML”s) they originate. For this purpose, the rule defines QMLs to include loans with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, U.S. Department of Veterans Affairs or U.S. Department of Agriculture. Additionally, QMLs may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The rule is effective January 10, 2014, and the Company is currently evaluating its full impact on the Bank’s mortgage operations.

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules will also be effective January 10, 2014 and will likely lead to increased costs to service loans across the mortgage industry. The Company is continuing to evaluate these rules and their impact on the Bank’s mortgage operations.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported TRS segment as a division of the RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) operate as divisions of the newly formed RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting. Net income, total assets and net interest margin by segment for the three and nine months ended September 30, 2013 and 2012 are presented below:

	Three Months Ended September 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,283	$265	$(1,945)	$4,603
Segment assets*	3,305,689	15,697	10,495	3,331,881
Net interest margin	3.54%	NM	NM	3.54%

	Three Months Ended September 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$20,948	$1,003	$(1,283)	$20,668
Segment assets*	3,413,293	8,765	13,718	3,435,776
Net interest margin	3.54%	NM	NM	3.54%

	Nine Months Ended September 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$18,855	$2,882	$2,341	$24,078
Segment assets*	3,305,689	15,697	10,495	3,331,881
Net interest margin	3.57%	NM	NM	3.55%

	Nine Months Ended September 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$47,786	$1,932	$63,000	$112,718
Segment assets*	3,413,293	8,765	13,718	3,435,776
Net interest margin	3.51%	NM	NM	5.11%

* — Segment assets are report as of the end of the period.

NM — Not Meaningful

For expanded segment financial data see Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

As of September 30, 2013, in addition to an Internet delivery channel, Republic had 45 full-service banking centers with locations as follows:

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

•                  Metropolitan Nashville, Tennessee — 2

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

Traditional Banking and Mortgage Banking are collectively referred to as (“Core Banking”).

(III)  Republic Processing Group segment

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under its TRS division. Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Through RB&T, the RCS division is piloting short-term consumer credit products.

OVERVIEW (Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012)

Net income for the three months ended September 30, 2013 was $4.6 million, representing a decrease of $16.1 million, or 78%, compared to the same period in 2012. Diluted earnings per Class A Common Share decreased to $0.22 for the quarter ended September 30, 2013 compared to $0.98 for the same period in 2012. The decrease is primarily the result of a $27.1 million pre-tax bargain purchase gain the Company recorded during the third quarter of 2012 related to the FDIC-assisted acquisition of specific assets and substantially all of the liabilities of First Commercial Bank (“FCB”), in Bloomington, Minnesota.

For additional discussion of period to period comparability related to the 2012 FDIC-assisted acquisitions of failed banks, see the Overview for the nine months ended September 30, 2013 compared to September 30, 2012 in this section of the filing.

General highlights by segment for the quarter ended September 30, 2013 consisted of the following:

Traditional Banking segment

•                  Net income decreased $14.7 million, or 70%, for the third quarter of 2013 compared to the same period in 2012 primarily due to the previously mentioned $27.1 million pre-tax bargain purchase gain in the third quarter of 2012 for an FDIC-assisted acquisition of a failed bank.

•                  Net interest income decreased $54,000, or less than 1%, for the third quarter of 2013 to $28.4 million. The Traditional Banking segment net interest margin was unchanged at 3.54% for the third quarter of 2013.

•                  Provision for loan losses was $2.3 million for the third quarter of 2013 compared to $2.5 million for the same period in 2012.

•                  Total non-interest income decreased $26.1 million, or 81%, for the third quarter of 2013 compared to the same period in 2012, reflecting the effects of the aforementioned 2012 bargain purchase gain.

•                  Total non-interest expenses decreased $3.9 million, or 15%, during the third quarter of 2013 compared to the third quarter of 2012.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.79% at September 30, 2013, compared to 0.82% at December 31, 2012 and 0.80% at September 30, 2012.

•                  Total delinquent loans to total loans for the Traditional Banking segment was 0.59% at September 30, 2013, compared to 0.79% at December 31, 2012 and 0.68% at September 30, 2012.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income decreased $1.2 million, or 55%, during the third quarter of 2013 compared to the same period in 2012.

•                  While long-term interest rates at September 30, 2013 were relatively low as compared to historical levels, significant increases in these rates during the latter part of the second quarter of 2013 negatively impacted third quarter loan application volume, with mortgage refinancing activity primarily impacted. This rise in interest rates is expected to continue to negatively impact future loan application volume during the remainder of 2013 and beyond.

Republic Processing Group segment

•                  Net loss increased $662,000, or 52%, for the third quarter of 2013 compared to the same period in 2012.

•                  With RB&T’s resolution of its differences with the FDIC through a Stipulation Agreement and Consent Order (collectively, the “FDIC Agreement”), RB&T discontinued RALs effective April 30, 2012. Without the ability to originate RALs, RB&T continues to face increased competition in the RT marketplace.

•                  Due to recoveries of prior period RAL losses, RPG recorded a credit to the provision for loan losses of $57,000 for the third quarter of 2013, compared to a net credit of $460,000 for the same period in 2012.

•                  Non-interest income was $251,000 for the third quarter of 2013 compared to $250,000 for the same period in 2012.

•                  Non-interest expenses were $3.3 million for the third quarter of 2013 compared to $2.8 million for the same period in 2012.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012)

Net Interest Income

Banking results of operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income decreased $33,000, or less than 1%, for the third quarter of 2013 compared to the same period in 2012. The total Company net interest margin remained at 3.54% from period to period. The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $54,000, or less than 1%, for the quarter ended September 30, 2013 compared to the same period in 2012. The Traditional Banking net interest margin was 3.54% for both the third quarter of 2012 and 2013. The net interest margin during 2013 was significantly and positively impacted by the following factors:

•                  The Bank accreted $551,000 to interest income on loans during the third quarter of 2013 from discounts on its acquired TCB portfolio compared to $87,000 for the same period in 2012.

•                  The Bank accreted $1.5 million to interest income on loans during the third quarter of 2013 from discounts on its acquired FCB portfolio compared to no similar accretion for the same period in 2012 as the acquisition occurred near the end of the third quarter of 2012.

The total discount accretion of $2.0 million during the third quarter of 2013 resulting from the TCB and FCB acquisitions positively impacted the Company’s third quarter net interest margin by 25 basis points, while the overall operations of the acquisitions contributed $3.4 million in net interest income and added 30 basis points to the net interest margin. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $600,000 for the remainder of 2013. The accretion estimate for the remainder of 2013 could be positively impacted by positive workout arrangements in which RB&T receives final loan payoffs for amounts greater than the carrying values of the loans being paid off.

The Traditional Banking segment continues to experience downward repricing in its loan and investment portfolios resulting from ongoing paydowns and early payoffs. As expected, the yield in both the loan and investment portfolios of the Bank declined from the third quarter of 2012 to the third quarter of 2013.  The impact of this downward repricing to the Traditional Bank’s net interest income during the third quarter of 2013 more than offset the positive benefit in net interest income that resulted from the accretion of discounts for the Bank’s FDIC-assisted acquisitions in Tennessee and Minnesota.

While the overall yield for each of the earning asset classes declined from the third quarter of 2013 compared to the third quarter of 2012, the percentage of average loans to average interest-earning assets increased during those same periods (80% vs. 78%) thereby aiding the Traditional Bank in its ability to maintain its overall yield on interest-earning assets and its related net interest margin.

The downward repricing of interest-earning assets is expected to continue to cause compression in Republic’s net interest income and net interest margin in the future. Additionally, because the Federal Funds Target Rate (“FFTR”) (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Market Committee of the Federal Reserve System (“FRB”) are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown, such as future demand for its financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2013” in this section of the filing.

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the three months ended September 30, 2013 and 2012.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$530,759	$2,307	1.74%	$629,542	$2,791	1.77%
Federal funds sold and other interest-earning cash	113,042	83	0.29%	82,404	45	0.22%
Refund Anticipation Loans(2)(3)	—	—	0.00%	—	9	0.00%
Traditional Bank loans(2)(4)	2,576,606	31,619	4.91%	2,520,174	31,283	4.97%

Total interest-earning assets	3,220,407	34,009	4.22%	3,232,120	34,128	4.22%

Less: Allowance for loan losses	22,664			22,560

Non interest-earning assets:
Non interest-earning cash and cash equivalents	65,920			38,086
Premises and equipment, net	32,820			33,035
Other assets(1)	43,113			41,396
Total assets	$3,339,596			$3,322,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$712,426	$127	0.07%	$617,919	$56	0.04%
Money market accounts	497,332	149	0.12%	488,609	172	0.14%
Time deposits	180,422	345	0.76%	240,424	489	0.81%
Brokered money market and brokered CD’s	123,150	422	1.37%	115,117	480	1.67%

Total interest-bearing deposits	1,513,330	1,043	0.28%	1,462,069	1,197	0.33%

Securities sold under agreements to repurchase and other short-term borrowings	139,293	11	0.03%	208,051	110	0.21%
Federal Home Loan Bank advances	592,735	3,788	2.56%	523,053	3,619	2.77%
Subordinated note	41,240	628	6.09%	41,240	630	6.11%

Total interest-bearing liabilities	2,286,598	5,470	0.96%	2,234,413	5,556	0.99%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	488,386			505,127
Other liabilities	17,173			42,674
Stockholders’ equity	547,439			539,863
Total liabilities and stockholders’ equity	$3,339,596			$3,322,077

Net interest income		$28,539			$28,572

Net interest spread			3.26%			3.23%

Net interest margin			3.54%			3.54%

(1)         For purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $3.3 million and $1.1 million for the three months ended September 30, 2013 and 2012.

(3)         The Refund Anticipation Loan product was discontinued effective April 30, 2012.

(4)         Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended September 30, 2013 and 2012

		Three Months Ended September 30, 2013
		Compared to
		Three Months Ended September 30, 2012
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(484)	$(430)	$(54)
Federal funds sold and other interest-earning deposits	38	20	18
Refund Anticipation Loans	(9)	(9)	—
Traditional Bank loans	336	695	(359)

Net change in interest income	(119)	276	(395)

Interest expense:

Transaction accounts	71	10	61
Money market accounts	(23)	3	(26)
Time deposits	(144)	(116)	(28)
Brokered money market and brokered CDs	(58)	32	(90)
Securities sold under agreements to repurchase and other short-term borrowings	(99)	(28)	(71)
Federal Home Loan Bank advances	169	459	(290)
Subordinated note	(2)	—	(2)

Net change in interest expense	(86)	360	(446)

Net change in net interest income	$(33)	$(84)	$51

Provision for Loan Losses (Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012)

The Company recorded a provision for loan losses of $2.2 million for the third quarter 2013, compared to $2.1 million for the same period in 2012. The significant components comprising the Company’s increased provision for loan losses by business segment were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the third quarter of 2013 was $2.3 million, a $286,000, or 11%, decrease from the $2.5 million recorded during the third quarter of 2012. Included in the third quarter 2013 provision for loan losses was $1.2 million for loss provisions related to the Bank’s 2012 FDIC-assisted acquisitions. These provisions primarily reflect probable shortfalls in future estimated cash flows below initial acquisition day (“day-one”) estimates for these loans. No analogous provisions were made during 2012, as the 2012 FDIC-assisted acquisitions were still within their initial day-one measurement periods.

The Bank recorded an additional $975,000 in provision for loan losses for the third quarter of 2013 associated with residential mortgage TDRs, as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. The provision was primarily calculated utilizing discounted cash flow analyses. No significant analogous provisions were made for the same period in 2012.

Approximately $1.9 million of the provision for loan losses from the third quarter of 2012 was attributable to the Bank’s large classified loan portfolio. The Bank increased allocations for relationships that were either downgraded to substandard or displayed further signs of credit deterioration during the quarter. Significant provisions of this nature were not made for the third quarter of 2013.

Approximately $600,000 of the provision for loan losses from the third quarter of 2012 was attributable to increases in the Bank’s general loan loss reserves for its pass-rated credits. This was due to growth in the loan portfolio combined with increases in historical loss percentages.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at September 30, 2013 and December 31, 2012” for additional discussion regarding the Company’s provision for loan losses, classified assets, Allowance, non-performing loans, delinquent loans, impaired loans and TDRs.

Republic Processing Group segment

Historically, the substantial majority of RAL recoveries during the third and fourth quarters of each calendar year related to RALs that were originated during that particular year and were charged-off within 120 days from their dates of origination as required by regulatory guidelines.  RPG ceased offering RALs as of April 30, 2012 and as a result, no RALs were originated during 2013 thereby reducing the opportunity for recoveries during the third and fourth quarters of 2013.  During the third quarter 2013, the Company recorded a credit of $57,000 to provision expense for recoveries of prior period losses. During the third quarter of 2012, the Company recorded a net credit of $460,000 to provision expense due to RAL recoveries.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan Loss Experience for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended
	September 30,
(dollars in thousands)	2013	2012
Allowance for loan losses at beginning of period	$22,491	$22,510
Charge offs:

Residential real estate:
Owner occupied	(578)	(348)
Non owner occupied	(67)	(20)
Commercial real estate	(307)	(37)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(16)	—
Commercial	(102)	(11)
Warehouse lines of credit	—	—
Home equity	(218)	(633)
Consumer:
Credit cards	(60)	(9)
Overdrafts	(169)	(100)
Other consumer	(110)	(62)
Refund Anticipation Loans	—	—
Total charge offs	(1,627)	(1,220)

Recoveries:

Residential real estate:
Owner occupied	20	32
Non owner occupied	59	2
Commercial real estate	38	24
Commercial real estate - purchased whole loans	—	—
Construction & land development	7	28
Commercial	19	3
Warehouse lines of credit	—	—
Home equity	55	12
Consumer:
Credit cards	4	9
Overdrafts	95	101
Other consumer	74	56
Refund Anticipation Loans	57	460
Total recoveries	428	727

Net loan charge offs	(1,199)	(493)

Provision for loan losses - Traditional Banking	2,257	2,543
Provision for loan losses - Refund Anticipation Loans	(57)	(460)
Total provision for loan losses	2,200	2,083

Allowance for loan losses at end of period	$23,492	$24,100

Credit Quality Ratios:
Allowance for loan losses to total loans - Total Company	0.92%	0.91%
Allowance for loan losses to non performing loans - Total Company	116%	114%
Annualized net loan charge offs to average loans outstanding - Total Company	0.19%	0.08%
Annualized net loan charge offs to average loans outstanding - Traditional Bank	0.19%	0.15%

Non-interest Income (Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012)

Non-interest income decreased $27.3 million, or 78%, for the third quarter of 2013 compared to the same period in 2012. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $26.1 million, or 81%, for the third quarter of 2013 compared to the same period in 2012 primarily driven by the following factors:

During the third quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.1 million as a result of the FDIC-assisted acquisition of FCB. The bargain purchase gain was realized because the overall price paid by the Bank was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition.

Service charges on deposit accounts increased from $3.4 million for the third quarter of 2012 to $3.7 million for the same period in 2013. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total net per item fees included in service charges on deposits for the third quarter of 2013 and 2012 were $2.2 million and $1.9 million. The total net daily overdraft charges included in interest income for the third quarter of 2013 and 2012 were $438,000 and $426,000.

Net gains on the sale of other real estate owned (“OREO”) was a gain of $403,000 for the sale of 25 properties during the third quarter of 2013, as compared to a loss of $38,000 from the sale of 24 properties during the third quarter of 2012.  Approximately $37,000 of the third quarter 2013 gains related to assets acquired in the 2012 FDIC-assisted acquisitions.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.2 million, or 55%, during the third quarter of 2013 compared to the same period in 2012.

The decline in mortgage banking income was the result of a decrease in consumer mortgage refinance activity as fixed long-term mortgage interest rates started to rise dramatically during the second quarter of 2013.  As a result of the decrease in consumer refinance activity, the Company’s pipeline of secondary market loan applications, in which the consumer had locked the rate on their loan, declined to $12 million at September 30, 2013 compared to $31 million at June 30, 2013 and $39 million at September 30, 2012. With long-term mortgage interest rates forecasted to remain near or higher than current levels, management believes the Bank’s mortgage banking income will likely remain somewhat below its third quarter 2013 level for the foreseeable future.

Non-interest Expenses (Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012)

Total Company non-interest expenses decreased $3.4 million, or 12%, during the third quarter of 2013 compared to the same period in 2012. The most significant components comprising the decrease in non-interest expense by business segment were as follows:

Traditional Banking segment

For the third quarter of 2013 compared to the same period in 2012, Traditional Banking non-interest expenses decreased $3.9 million, or 15%.

Salaries and benefits during the third quarter of 2013 decreased $2.5 million compared to the same period in 2012 due primarily to a $3.3 million reduction in 2013 incentive compensation accruals based on revised payout estimates. Partially offsetting the incentive compensation accrual reversals was an increase of approximately $800,000 in staffing related payroll costs in-line with an increase in the Traditional Banking segment’s full time equivalent employees (“FTEs”). Overall, the Traditional Bank’s FTEs rose from 707 at September 30, 2012 to 742 at September 30, 2013. The increase in the Traditional Bank’s FTEs was the result of retaining employees at the acquired banks and the hiring of additional employees to support the acquired operations and the Traditional Bank’s long-term strategic growth plans.

OREO expenses decreased $831,000 as the Bank took large mark-to-market writedowns in the third quarter of 2012 of $375,000 and $110,000 for two individual properties.  In addition, the number of OREO properties being managed by the Bank decreased from 94 properties at September 30, 2012 to 48 properties at September 30, 2013.

See additional discussion regarding the 2012 acquisitions of failed banks under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Republic Processing Group segment

For the third quarter of 2013 compared to the same period in 2012, RPG non-interest expenses increased $527,000, or 19%.

Legal expense at RPG increased $903,000 for the third quarter of 2013 compared to the same period in 2012. The increase in legal expense was directly related to the Company’s contract termination disputes with JHI and Liberty. In addition, the Company also incurred legal expenses during the third quarter related to the P&A Transaction and the negotiations of the MSA and RPA with H&R Block. Continued elevated legal expenses related to the JHI and Liberty contract disputes are likely for the remainder of 2013 with no projected offsetting revenues. The Bank does not expect to incur additional legal expenses associated with the MSA and RPA, as those negotiations have ceased as a result of H&R Block’s termination of the Agreement.

Salaries and employee benefits during the third quarter of 2013 decreased $321,000 compared to the third quarter of 2012, as RPG reduced staffing levels compared to the prior year due to its overall reduction in revenue from year to year.

OVERVIEW (Nine Months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012)

Net income for the nine months ended September 30, 2013 was $24.1 million, representing a decrease of $88.6 million, or 79%, compared to the same period in 2012. Diluted earnings per Class A Common Share decreased to $1.16 for the nine months ended September 30, 2013 compared to $5.36 for the same period in 2012.

Within the Company’s Traditional Banking segment, comparability of net income for the first nine months of 2013 to the same period in 2012 was significantly impacted by $54.7 million in prior year pre-tax bargain purchase gains recorded from the acquisitions of TCB and FCB in FDIC-assisted transactions. There were no FDIC-assisted acquisitions during the nine months ended September 30, 2013.

Management believes that opportunities for FDIC-assisted transactions that fit within the Company’s strategic plan have declined in 2013 and are expected to decline further in the future. As a result of the decline in FDIC-assisted acquisition opportunities, management also believes that the pricing for the transactions that do become available will be less favorable, as competition increases for these limited opportunities.

In the Company’s RPG segment, net income for the first nine months of 2013 was $2.3 million, a decline of $60.7 million from the same period in 2012. RPG net income was significantly impacted by the previously disclosed elimination of the RAL product and the termination of RB&T’s contracts with Liberty and JHI during the third quarter of 2012. The RAL product, eliminated effective April 30, 2012, generated $45.2 million in revenues during the first nine months of 2012.  In addition, the Company’s ability to offer RALs gave it a competitive advantage in attracting relationships with tax preparation companies that also generated significant RT product volume. With the elimination of RALs and the termination of the Liberty and JHI contracts during the third quarter of 2012, both the volume and the Company’s share of the revenue for the RT product were significantly reduced in 2013. Net RT fees for the first nine months of 2013 were $13.8 million, a decrease of $64.3 million, or 82%, from the same period in 2012.

The TRS segment of RPG derives substantially all of its revenues during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

General highlights by segment for the nine months ended September 30, 2013 consisted of the following:

Traditional Banking segment

•                  Net income decreased $28.9 million, or 61%, for the first nine months of 2013 compared to the same period in 2012. The decrease was driven by the previously mentioned pre-tax $54.7 million from bargain purchase gains in 2012 on two FDIC-assisted acquisitions substantially affecting prior year’s comparability.

•                  Net interest income increased $1.6 million, or 2%, for the first nine months of 2013 to $86.0 million. The Traditional Banking segment net interest margin increased six basis points to 3.57% for the first nine months of 2013 from 3.51% for the same period in 2012.

•                  Provision for loan losses was $3.3 million for the nine months ended September 30, 2013 compared to $6.5 million for the same period in 2012.

•                  Total non-interest income decreased $52.2 million, or 73%, for the first nine months of 2013 compared to the same period in 2012 primarily due to the previously discussed $54.7 million in bargain purchase gains recorded during 2012.

•                  Total non-interest expense decreased $3.9 million, or 5%, during the first nine months of 2013 compared to the same period in 2012.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.79% at September 30, 2013, compared to 0.82% at December 31, 2012 and 0.80% at September 30, 2012.

•                  Total delinquent loans to total loans for the Traditional Banking segment was 0.59% at September 30, 2013, compared to 0.79% at December 31, 2012 and 0.68% at September 30, 2012.

•                  The Bank’s Mortgage Warehouse loan portfolio had $123 million in loans outstanding at September 30, 2013 compared to $217 million at December 31, 2012 and $167 million at September 30, 2012.

•                  Gross Traditional Bank loans declined by $99 million, or 4%, from December 31, 2012 to September 30, 2013.

•                  Total Traditional Bank deposits increased by $33 million, or 2%, from December 31, 2012 to September 30, 2013.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income increased $889,000, or 16%, during the first nine months of 2013 compared to the same period in 2012.

•                  Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first nine months of 2013 compared to the same period in 2012, as the Bank benefitted from a $0 closing cost promotion initiated at the beginning of 2013.  The majority of the increase in year-to-date secondary market volume occurred during the first five months of the year, as long-term interest rates remained favorable for this period.

•                  While long-term interest rates at September 30, 2013 were relatively low as compared to historical levels, significant increases in these rates during the second quarter of 2013 negatively impacted new loan application volume. The rise in interest rates is expected to continue to negatively impact future loan application volume during the remainder of 2013 and beyond.

Republic Processing Group segment

•                  The total dollar volume of tax refunds processed during the first nine months of 2013 decreased $7.0 billion, or 66%, from the same period in 2012.

•                  Net income decreased $60.7 million for the first nine months of 2013 compared to the same period in 2012.

•                  With RB&T’s resolution of its differences with the FDIC through the FDIC Agreement, RB&T discontinued RALs effective April 30, 2012. Total RAL dollar volume was $796 million during the 2012 tax season. Total net interest income on the RAL product was $45.4 million during the 2012 tax season.

•                  RPG recorded a credit to its provision for loan losses of $796,000 for the first nine months of 2013, compared to a $7.2 million charge for the same period in 2012.

•                  RPG posted non-interest income of $14.6 million for the first nine months of 2013 compared to $78.3 million for the same period in 2012.

•                  Liberty and JHI unilaterally terminated their contracts with RPG’s TRS division during the third quarter of 2012 and as a result, Republic processed no business during the first nine months of 2013 from either of these tax service providers. On a combined basis, these contracts represented approximately 53% of the Company’s 2012 RT volume.

•                  Without the ability to originate RALs, RB&T continues to face increased competition in the RT marketplace.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012)

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

Total Company net interest income decreased $43.7 million, or 34%, for the first nine months of 2013 compared to the same period in 2012 with the decrease primarily attributable to the elimination of the RAL product, effective April 30, 2012. The total Company net interest margin decreased 156 basis points to 3.55% for the same period. The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.6 million, or 2%, for the first nine months of 2013 compared to 2012. The Traditional Banking net interest margin was 3.57% for the first nine months of 2013, an increase of six basis points over the first nine months of 2012. The increase in the Traditional Bank’s net interest income and net interest margin during the first nine months of 2013 was primarily attributable to the following factors:

•                  During the nine months ended September 30, 2013, the Mortgage Warehouse Lending portfolio had average loans outstanding of $141 million achieving a weighted-average yield of 4.52% as compared to average loans outstanding of $75 million during the first nine months of 2012 with a weighted-average yield of 4.40%. As a result, interest income on warehouse lines of credit increased $2.2 million during the first nine months of 2013 compared to the same period in 2012. These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with the one-month LIBOR.

•                  The Bank accreted $2.1 million to interest income on loans during the first nine months of 2013 from discounts on its acquired TCB portfolio compared to $203,000 for the same period in 2012.

•                  The Bank accreted $3.2 million to interest income on loans during the first nine months of 2013 from discounts on its acquired FCB portfolio with no similar accretion for the same period in 2012, as the acquisition occurred near the end of the third quarter of 2012.

The total discount accretion of $5.3 million during the first nine months of 2013 that resulted from the TCB and FCB acquisitions positively impacted the Company’s net interest margin by 22 basis points, while the overall operations of the acquisitions contributed $9.9 million in net interest income and added 27 basis points to the net interest margin. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $600,000 for the remainder of 2013. The accretion estimate for the remainder of 2013 could be positively impacted by positive workout arrangements in which RB&T receives loan payoffs for an amount greater than their respective carrying values.

The Traditional Banking segment continues to experience downward repricing in its loan and investment portfolios resulting from ongoing paydowns and early payoffs. As a result, the yield in both the loan and investment portfolios of the Bank declined from the first nine months of 2012 to the first nine months of 2013. The impact of this downward repricing to the Traditional Bank’s net interest income during the first nine months of 2013 partially offset the positive benefit in net interest income that resulted from the accretion of discounts for the Bank’s FDIC-assisted acquisitions in Tennessee and Minnesota.  During the third quarter of 2013, the negative impact to net interest income resulting from the downward repricing of interest-earning assets outpaced the positive benefit in net interest income that resulted from the accretion of discounts for the Bank’s FDIC-assisted acquisitions in Tennessee and Minnesota.

While the overall yield for each of the earning asset classes declined from the first nine months of 2013 compared to the first nine months of 2012, the percentage of average loans to average interest-earning assets increased during those same periods (80% vs. 71%) thereby aiding the Traditional Bank in its ability to increase its overall yield on interest-earning assets and its related net interest margin.

The downward repricing of interest-earning assets is expected to continue to cause compression in Republic’s net interest income and net interest margin in the future. Additionally, because the FFTR (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Market Committee of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown, such as future demand for its financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2013” in this section of the filing.

Republic Processing Group segment

Net interest income within the RPG segment decreased $45.3 million for the nine months ended September, 30 2013 compared to the same period in 2012. The decrease in net interest income at RPG was the result of the Company’s discontinuation of the RAL product effective April 30, 2012.

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the nine month periods ended September 30, 2013 and 2012.

Table 4 — Total Company Average Balance Sheets and Interest Rates for the Nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$517,077	$6,958	1.79%	$666,531	$9,895	1.98%
Federal funds sold and other interest-earning cash	142,058	303	0.28%	277,550	516	0.25%
Refund Anticipation Loans(2)(3)	—	—	0.00%	32,305	45,224	186.65%
Traditional Bank loans(2)(4)	2,583,363	95,268	4.92%	2,421,008	91,894	5.06%

Total interest-earning assets	3,242,498	102,529	4.22%	3,397,394	147,529	5.79%

Less: Allowance for loan losses	23,274			25,749

Non interest-earning assets:
Non interest-earning cash and cash equivalents	81,853			143,819
Premises and equipment, net	33,218			33,756
Other assets(1)	46,755			44,356
Total assets	$3,381,050			$3,593,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$686,488	$357	0.07%	$607,654	$284	0.06%
Money market accounts	512,400	465	0.12%	466,416	567	0.16%
Time deposits	191,032	1,061	0.74%	266,054	1,690	0.85%
Brokered money market and brokered CD’s	123,791	1,190	1.28%	173,520	1,408	1.08%

Total interest-bearing deposits	1,513,711	3,073	0.27%	1,513,644	3,949	0.35%

Securities sold under agreements to repurchase and other short-term borrowings	163,585	53	0.04%	243,168	340	0.19%
Federal Home Loan Bank advances	577,991	11,081	2.56%	561,072	11,245	2.67%
Subordinated note	41,240	1,886	6.10%	41,240	1,891	6.11%

Total interest-bearing liabilities	2,296,527	16,093	0.93%	2,359,124	17,425	0.98%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	516,848			652,498
Other liabilities	21,162			53,588
Stockholders’ equity	546,513			528,366
Total liabilities and stockholders’ equity	$3,381,050			$3,593,576

Net interest income		$86,436			$130,104

Net interest spread			3.29%			4.81%

Net interest margin			3.55%			5.11%

(1)                                 For purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)                                 The amount of loan fee income included in total interest income was $8.8 million and $48.4 million for the nine months ended September 30, 2013 and 2012.

(3)                                 The Refund Anticipation Loan product was discontinued effective April 30, 2012.

(4)                                 Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

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

Table 5 — Total Company Volume/Rate Variance Analysis for the Nine months ended September 30, 2013 and 2012

		Nine Months Ended September 30, 2013
		Compared to
		Nine Months Ended September 30, 2012
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(2,937)	$(2,072)	$(865)
Federal funds sold and other interest-earning deposits	(213)	(281)	68
Refund Anticipation Loans	(45,224)	(45,224)	—
Traditional Bank loans	3,374	6,040	(2,666)

Net change in interest income	(45,000)	(41,537)	(3,463)

Interest expense:

Transaction accounts	73	39	34
Money market accounts	(102)	53	(155)
Time deposits	(629)	(435)	(194)
Brokered money market and brokered CDs	(218)	(449)	231
Securities sold under agreements to repurchase and other short-term borrowings	(287)	(85)	(202)
Federal Home Loan Bank advances	(164)	333	(497)
Subordinated note	(5)	—	(5)

Net change in interest expense	(1,332)	(544)	(788)

Net change in net interest income	$(43,668)	$(40,993)	$(2,675)

Provision for Loan Losses (Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012)

The Company recorded a provision for loan losses of $2.5 million for the first nine months 2013, compared to a provision of $13.7 million for the same period in 2012. The significant components comprising the Company’s decreased provision for loan losses by business segment were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first nine months of 2013 was $3.3 million, a $3.2 million decline from the $6.5 million recorded during the first nine months of 2012. The significant components comprising the Traditional Bank’s decreased provision for loan losses were as follows:

•                  The Bank posted loss provisions for loans related to its 2012 FDIC-assisted acquisitions of $1.7 million during the first nine months of 2013. These provisions primarily reflect probable shortfalls in cash flows below initial day-one estimates for these loans. No analogous provisions were made during 2012, as the FDIC-assisted acquisitions were still within their initial day-one measurement periods.

•                  The Bank recorded a net increase to the provision of $877,000 for the first nine months of 2013 associated with residential mortgage TDRs, as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. The provision was primarily calculated utilizing discounted cash flow analyses. No significant analogous provisions were made for the same period in 2012.

•                  During the first nine months of 2013 the Bank recorded approximately $1.0 million in provision expense compared to $1.8 million for the same period in 2012 attributable to increases in the Bank’s general loan loss reserves for its pass-rated credits, excluding the 2012 acquired loans. These provisions were generally due to growth in the loan portfolios combined with movements in historical loss percentages and qualitative factors.

•                  Approximately $4.0 million of the provision for loan losses from the first nine months of 2012 was attributable to the Bank’s Substandard loans. The Bank increased allocations for relationships that were either downgraded to Substandard or displayed further signs of credit deterioration during the year. A net credit to the provision of $298,000 was made for Substandard loans for the first nine months of 2013 due to favorable reevaluations and workouts of Substandard loans.

•                  Approximately $700,000 of the provision for loan losses for the first nine months of 2012 was attributable to the Bank’s small balance, homogeneous loans which were on non-accrual status. Significant provisions were not needed for similar portfolios for the same period in 2013.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at September 30, 2013 and December 31, 2012” for additional discussion regarding the Company’s provision for loan losses, classified assets, Allowance, non-performing loans, delinquent loans, impaired loans and TDRs.

Republic Processing Group segment

The Company ceased offering the RAL product effective April 30, 2012. As a result, RPG experienced no RAL losses during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company recorded a credit of $796,000 to provision expense for recoveries of prior period RAL losses. During the nine months ended September 30, 2012, the Company recorded a net provision of $7.2 million for probable RAL losses.

An analysis of changes in the Allowance and selected ratios follows:

Table 6 — Summary of Loan Loss Experience the Nine months ended September 30, 2013 and 2012

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012
Allowance for loan losses at beginning of period	$23,729	$24,063
Charge offs:

Residential real estate:
Owner occupied	(1,291)	(2,422)
Non owner occupied	(225)	(318)
Commercial real estate	(972)	(353)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(616)	(1,796)
Commercial	(412)	(18)
Warehouse lines of credit	—	—
Home equity	(354)	(1,947)
Consumer:
Credit cards	(120)	(87)
Overdrafts	(474)	(318)
Other consumer	(280)	(185)
Refund Anticipation Loans	—	(11,097)
Total charge offs	(4,744)	(18,541)

Recoveries:

Residential real estate:
Owner occupied	219	183
Non owner occupied	73	14
Commercial real estate	117	70
Commercial real estate - purchased whole loans	—	—
Construction & land development	45	83
Commercial	73	21
Warehouse lines of credit	—	—
Home equity	127	73
Consumer:
Credit cards	14	33
Overdrafts	324	332
Other consumer	239	167
Refund Anticipation Loans	796	3,883
Total recoveries	2,027	4,859

Net loan charge offs	(2,717)	(13,682)

Provision for loan losses - Traditional Banking	3,276	6,505
Provision for loan losses - Refund Anticipation Loans	(796)	7,214
Total provision for loan losses	2,480	13,719

Allowance for loan losses at end of period	$23,492	$24,100

Credit Quality Ratios:
Allowance for loan losses to total loans - Total Company	0.92%	0.91%
Allowance for loan losses to non performing loans - Total Company	116%	114%
Annualized net loan charge offs to average loans outstanding - Total Company	0.21%	0.74%
Annualized net loan charge offs to average loans outstanding - Traditional Bank	0.27%	0.36%

Non-interest Income (Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012)

Total Company non-interest income decreased $114.9 million, or 74%, for the first nine months of 2013 compared to the same period in 2012. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $52.2 million, or 73%, for the first nine months of 2013 compared to the same period in 2012.

During the first nine months of 2012, the Company recorded bargain purchase gains of $54.7 million as a result of the FDIC-assisted acquisitions of TCB and FCB. The bargain purchase gains were realized because the overall price paid by RB&T was substantially less than the fair value of the TCB and FCB assets acquired and liabilities assumed in the transactions.

See additional discussion regarding the 2012 FDIC-assisted acquisitions of failed banks under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Service charges on deposit accounts were $10.4 million during the first nine months of 2013 compared to $10.0 million for the same period in 2012. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total net per item fees included in service charges on deposits for the first nine months of 2013 and 2012 were $5.9 million and $5.5 million. The total net daily overdraft charges included in interest income for the first nine months of 2013 and 2012 was $1.2 million for both periods.

Net gain on the sale of OREO was $1.7 million for the sale of 106 properties during the first nine months of 2013, as compared to a net gain of $381,000 from the sale of 69 properties during the first nine months of 2012.  Approximately $921,000 of the 2013 net gain related to assets acquired in the 2012 FDIC-assisted acquisitions.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $889,000, or 16%, during the first nine months of 2013 compared to the same period in 2012.

Mortgage banking income for the first nine months of 2013 was positively impacted by low long-term interest rates through mid-May 2013 which led to an increase in secondary market loan volume as compared to the same time period in the prior year. Overall, Republic originated secondary market loans totaling $263 million during the first nine months of 2013 compared to $172 million during the same period in 2012, with the majority of the 2013 application volume occurring during the first half of 2013.

While long-term interest rates at September 30, 2013 were relatively low as compared to historical levels, significant increases in these rates during the second quarter of 2013 negatively impacted new loan application volume.  The rise in interest rates is expected to continue to negatively impact future loan application volume during the remainder of 2013 and beyond.

Republic Processing Group segment

RPG non-interest income decreased $63.7 million, or 81%, during the first nine months of 2013 compared to the same period in 2012. The decrease was the result of pricing pressures via revenue sharing driven by increased competition resulting from the elimination of the RAL product and the previously disclosed termination of RB&T’s contracts with Liberty and JHI.

With regard to the TRS business division of the RPG segment, TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products were, historically, at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences through the FDIC Agreement, RB&T discontinued RALs effective April 30, 2012. Without the ability to originate RALs, RB&T continues to face increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T has incurred substantial pressure on its profit margin for RT products via revenue sharing arrangements with its various partners.

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

In addition to the reduced profit margin the Company experienced with its RT volume during 2013 as noted above, the Company also experienced a significant decrease in RT volume resulting from the termination of the Company’s contracts with JHI and Liberty. As previously disclosed in a Form 8-K filed on August 29, 2012, JHI unilaterally terminated its contract with RB&T on August 27, 2012. In addition, as previously disclosed in a Form 8-K filed on September 19, 2012, Liberty unilaterally terminated its contract with RB&T on September 18, 2012. On a combined basis, these contracts represented approximately 53% of RB&T’s 2012 RT volume.

Republic believes that JHI and Liberty breached their agreements with RB&T by terminating without cause. RB&T is engaged in binding arbitration with JHI through a final arbitration hearing that occurred on July 26, 2013 with a decision now anticipated in the fourth quarter of 2013. Pursuant to the terms of their agreement, RB&T and Liberty are engaged in mediation in an attempt to settle RB&T’s claim of breach of contract by Liberty. If the parties fail to settle the claim, the agreement requires that, upon demand by one of the parties, they will engage in binding arbitration.

Non-interest Expenses (Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012)

Total Company non-interest expenses declined $11.0 million, or 11%, during the first nine months of 2013 compared to the same period in 2012. RPG non-interest expenses declined $6.8 million while the Traditional Banking segment and Mortgage Banking segment decreased a total of $4.3 million for the first nine months of 2013 compared to the same period in 2012. The most significant components comprising the decrease in total Company non-interest expense by business segment were as follows:

Traditional Banking segment

Salaries and benefits decreased $194,000 for the first nine months of 2013.  The decrease in salaries and benefits during the first nine months of 2013 was due primarily to a $3.3 million reversal of 2013 incentive compensation accruals based on revised payout estimates. Offsetting the benefit in salary expense for the reversal of the Bank’s incentive compensation accruals was a rise in salaries and benefits resulting from an increase in the Traditional Banking segment’s full time equivalent employees (“FTEs”). The Traditional Bank’s FTEs rose from 707 at September 30, 2012 to 742 at September 30, 2013. The increase in the Traditional Bank’s FTEs was the result of retaining employees at the acquired banks and the hiring of additional employees to support the acquired bank’s operations and the Bank’s long-term growth plans.

Data processing expense decreased $1.0 million during the first nine months of 2013 compared to the same period in 2012 primarily due to $895,000 in data processing costs incurred during the first nine months of 2012 related to the TCB and FCB acquisitions.

Contributions expense decreased $571,000 during the first nine months of 2013 compared to the same period in 2012 due to the first quarter 2012 contribution to the Republic Bank Foundation.

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with this prepayment.

Audit and professional fees decreased $598,000 during the first nine months of 2013 due primarily to additional audit and third party consulting fees in 2012 related to the 2012 FDIC-assisted acquisitions.

See additional discussion regarding the 2012 FDIC-assisted acquisitions of failed banks under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Republic Processing Group segment

Salaries and employee benefits decreased $2.6 million, or 33%, for the first nine months of 2013 compared to the same period in 2012. The first nine months of 2013 for RPG reflected lower contract labor staffing costs, reduced bonus payouts tied to TRS’ operating performance as compared to goal, and a reduction in staff at TRS as a result of a decline in overall segment revenues.

Legal expense at RPG was $1.8 million for the first nine months of 2013 compared to $67,000 for the same period in 2012.  The increase in legal expense was directly associated with the Company’s contract termination disputes with JHI and Liberty. In addition, the Company also incurred legal expenses during the first nine months related to the P&A Transaction and the negotiations of the MSA and RPA with H&R Block. Continued elevated legal expenses related to the JHI and Liberty contract disputes are likely for the remainder of 2013 with no projected offsetting revenues. The Bank does not expect to incur additional legal expenses associated with the MSA and RPA as those negotiations have ceased as a result of H&R Block’s termination of the Agreement.

Charitable contributions decreased $1.9 million for the first nine months of 2013 compared to the same period in 2012.  The decrease was the result of the $2.5 million total company contribution made to the Republic Bank Foundation in 2012 with no contribution being made during the first nine months of 2013.  The contribution to the Republic Bank Foundation was allocated to the Company’s business segments using a formula based on the segments’ overall profits.

Bank Franchise expense decreased $365,000 during the first nine months of 2013 compared to the same period in 2012.  Bank Franchise expense primarily represents taxes paid to the state of Kentucky based on RB&T’s average five year stockholder’s equity.  The increase in Bank Franchise expense for RPG was the result of an increase in the five year average stockholder’s equity of RB&T attributable to the RPG segment.

The following expenses and their related decreases were a function of the elimination of the RAL product and the decline in RT volume from the first nine months of 2012 to the first nine months of 2013:

•                  Occupancy and equipment expense decreased $664,000;

•                  Communication and transportation expenses decreased $1.6 million;

•                  Supplies expense decreased $881,000; and

•                  Other expense decreased $297,000.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $142 million in cash and cash equivalents at September 30, 2013 compared to $138 million at December 31, 2012. The Bank’s restricted cash includes $2 million in a money market account as collateral to secure settlement obligations related to the RPG segment’s prepaid card program as of September 30, 2013. No similar collateral was maintained as of December 31, 2012.

For cash held at the Federal Reserve Bank, the Bank earns a yield of 0.25%. For all other cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest. Due to ongoing contraction within the Bank’s net interest margin, management is anticipating it will maintain a general strategy during 2013 to keep minimal amounts of cash on its balance sheet, within Board approved policies.

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

During the first nine months of 2013, part of the Bank’s strategy to mitigate contraction within its net interest margin was to grow its investment securities portfolio.  As a result, the Bank purchased $95 million in U.S. Government Agency securities, $75 million in Agency MBSs, and $20 million in floating rate corporate bonds all during the first nine months of 2013. The securities purchased during 2013 have a weighted average yield of 1.43% and an expected weighted-average life of less than six years. The Company will likely continue to grow its investment securities portfolio during the fourth quarter of 2013 and may purchase as much as $100 million of additional U.S. Government or U.S. Government Agency securities by December 31, 2013.

The $20 million of floating rate corporate bonds that were purchased during the second quarter of 2013 had an initial weighted average yield of 1.36%. In addition, these bonds have a weighted average expected life of seven years, were rated “investment grade” by accredited ratings agencies as of their respective purchase dates, and represented approximately 4% of the Bank’s investment portfolio as of September 30, 2013. While management does not consider these bonds to be material relative to the Bank’s overall balance sheet structure, these purchases do represent a strategic deviation from the Bank’s historical purchase patterns of primarily US Government or US Government Agency backed securities.  Management does not anticipate material future purchases of corporate bonds, however, the future timing and amount of corporate bond purchases, if any, will be based on various factors including, but not limited to, the Bank’s earnings, liquidity, interest rate risk, and capital positions at the time.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $97 million, or 4%, during the first nine months of 2013 to $2.5 billion at September 30, 2013. Following are the more significant factors contributing to fluctuations in the Bank’s loan portfolio:

Loans Associated with the 2012 FDIC-Assisted Acquisitions of Failed Banks

The contractual amount of the loans associated with the TCB transaction decreased from $42 million as of December 31, 2012 to $35 million as of September 30, 2013 The carrying value of the loans associated with the TCB transaction decreased from $31 million at December 31, 2012 to $29 million as of September 30, 2013 as the Bank has continued efforts to establish itself in this new market and work acquired problem loans out of the Bank.

The contractual amount of the loans associated with the FCB transaction decreased from $139 million as of December 31, 2012 to $99 million as of September 30, 2013. The carrying value of the loans associated with the FCB transaction decreased from $108 million as of December 31, 2012 to $77 million as of September 30, 2013 as the Bank has mainly focused its resources towards working the problem loans out of the Bank and servicing the performing loans from the transaction.

See additional discussion regarding the 2012 FDIC-assisted acquisitions of failed banks under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Mortgage Warehouse Lines of Credit

RB&T began offering mortgage warehouse lines of credit in June 2011. These lines of credit provide short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables mortgage banking customers to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by RB&T. The individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and are collected when the loan is sold to the secondary market investor. RB&T receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer.

As of December 31, 2012, RB&T had $217 million of outstanding loans from total committed credit lines of $331 million. As of September 30, 2013 RB&T had $123 million of outstanding loans from total committed credit lines of $318 million. The $94 million decrease in the outstanding balances of mortgage warehouse loans was primarily due to the rise in long-term interest rates during the latter part of the second quarter of 2013, which negatively impacted refinance volume among RB&T’s mortgage warehouse clients.

RB&T’s mortgage warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among RB&T’s mortgage banking clients. For the nine months ended September 30, 2013, RB&T’s warehouse volume consisted of 61% purchase transactions in which the mortgage company’s borrower was purchasing a new residence, and 39% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates.

RB&T’s warehouse lending business did benefit during 2012 and the first five months of 2013 from low or declining long-term residential mortgage rates which incentivized a high volume of borrowers to refinance their mortgages. Long-term interest rates, however, began rising rapidly in May of 2013. These increases in long-term residential mortgage interest rates have and will likely continue to decrease refinance activity and, without an equivalent increase in purchases and/or growth in RB&T’s warehouse client base, will likely have a negative impact on RB&T’s mortgage warehouse loans outstanding for the remainder of 2013.

Fixed Rate Commercial Real Estate Loan Initiatives

As an additional effort to grow its loan portfolio and further combat net interest margin compression, the Bank began offering a 15-year fixed-rate commercial real estate (“CRE”) loan during the first quarter of 2013. The initial offering rate on these loans was 3.50% when the program was started in January of 2013, but was later adjusted to 3.79% in February 2013 and 3.95% in June 2013, consistent with the market demand and interest rate environment. During the nine months ended September 30, 2013 the Bank closed approximately $82 million of these loans with a weighted average rate of approximately 3.65%. To partially mitigate the risk of rising interest rates related to these longer-term loans, the Bank borrowed $70 million from the Federal Home Loan Bank with a weighted average rate of 1.61% and a weighted average life of approximately 6 years.

With market conditions changing in late second quarter 2013, the Bank ceased accepting new loan applications for its 15-year promotional CRE product and began promoting CRE products of shorter term and therefore lower interest rate risk. The Bank continues to adjust its CRE product offerings to fit customer demand and stay within credit and interest rate risk tolerances.

Asset Quality

The composition of loans classified within the Allowance follows:

Table 7 — Classified and Special Mention Assets

(in thousands)	September 30, 2013	December 31, 2012

Loss	$—	$—
Doubtful	—	—
Substandard	36,177	49,352
Purchased Credit Impaired - Substandard	223	—
Total Classified Loans	36,400	49,352

Special Mention	47,732	50,625
Purchased Credit Impaired - Group 1	50,204	72,978
Total Special Mention Loans	97,936	123,603

Total Classified and Special Mention Loans	$134,336	$172,955

Purchased loans accounted for under Accounting Standards Codification (“ASC”) Topic 310-20, Nonrefundable Fees and Other Costs, are accounted for as are any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the Allowance.

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category; whose credit risk is considered equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if the Bank’s periodic evaluation finds that the time needed to recover the Bank’s investment is greater that management’s initial day-one estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”).  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan within the Bank’s credit rating matrix. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans may be contractually past due 90 days-or-more and continue to accrue interest if future cash flows can be reasonably projected to allow continuation of discount accretion. At September 30, 2013 and December 31, 2012, there were approximately $2 million and $3 million in PCI loans that were past due 90 days-or-more and still on accrual status.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional provision for loan losses if its restructured cash flows are less than management’s initial day-one expectations. Special Mention and Substandard loans include $2 million and $6 million at September 30, 2013 and $4 million and $11 million at December 31, 2012, respectively, which were removed from the Purchased Credit Impaired population due to a troubled debt restructuring of the loan.

See additional discussion regarding the 2012 FDIC-assisted acquisitions of failed banks under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.  The general component is based on historical loss experience with potential adjustments for qualitative factors. For the impact on the Allowance acquired in the acquisitions of failed banks, see additional discussion under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part 1 Item 1 “Financial Statements.”

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that meet the following classifications are considered impaired:

•                        All loans internally rated as “Substandard,” “PCI-Sub,” “Doubtful” or “Loss;”

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the full collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s classified and special mention loans are generally commercial and commercial real estate loans but also include large single family residential and home equity loans as well as TDRs, whether retail or commercial in nature. The Bank reviews and monitors these loans on a regular basis. Generally, loans are designated as classified or special mention to ensure more frequent monitoring. These loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original or modified contractual terms, then the loan is generally downgraded and often placed on non-accrual status.

Loans, with the exception of PCI loans, are typically placed on non-accrual status when the loans become past due 80 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recent payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off. Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. PCI loans are separately monitored and reviewed at least quarterly against the factors and assumptions used in determining the day-one fair values. PCI loans would be placed on non-accrual when management determines that based on estimated cash flow, the Bank will be unable to accrete any yield on such loan. PCI loans may also be placed on non-accrual if management cannot reasonably estimate future cash flows on such loans.

Generally accepted accounting principles recognizes three methods to measure specific loan impairment, including:

•                  Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bank employs this method for a significant portion of its impaired loans, particularly TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the loan’s expected future cash flows and changes in the recorded investment in such loans.

•                  Collateral Method — The recorded investment in the loan is measured against the fair value of the loan’s collateral value less selling costs. The Bank employs the fair value of collateral method for its impaired loans when the loan’s repayment is based solely on the sale or operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate appraisal. Impairment shortfalls under this method are divided into an amount which represents the shortfall between the recorded investment in the loan and the fair value of the underlying collateral (“fair value shortfall”) and an amount which represents the costs to sell the underlying collateral (“selling costs shortfall”). The fair value shortfall is recorded via a partial charge-off while the selling costs shortfall is reflected in the Bank’s Allowance as a specific reserve on the respective impaired loan until the loan is liquidated. The Bank’s selling costs for its collateral dependent loans and OREO typically range from 10-13% of the fair value of the underlying collateral.

•                  Market Value Method — The recorded investment in the loan is measured against the loan’s obtainable market value. The Bank does not currently employ this technique as it is typically found impractical.

In addition to obtaining appraisals at the time of loan origination, the Bank typically updates appraisals and broker price opinions for loans with potential impairment. Updated valuations for commercial related loans exhibiting an increased risk of loss are typically obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the amount of reserve, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

The general component of the Allowance covers loans collectively evaluated for impairment and is based on historical loss experience with potential adjustments for current relevant qualitative factors. The historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless the loans are classified as TDRs.

For loans not considered impaired, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan class. Management evaluates the following historical loss rate scenarios:

•                  Rolling four quarter average

•                  Rolling eight quarter average

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Current year to date historical loss factor (average)

•                  Prior annual three year historical loss factors

•                  Peer group loss factors

Currently, management typically assigns a greater emphasis to the higher of the rolling eight, twelve, or sixteen quarter averages when determining its historical loss factors for its “Pass” rated and nonrated loans.

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

Allowance for Loan Losses

The Bank’s Allowance decreased $237,000, or 1%, during the first nine months of 2013 to $23 million at September 30, 2013. As a percent of total loans, the traditional banking Allowance increased to 0.92% at September 30, 2013 compared to 0.90% at December 31, 2012.

Total Company net charge-offs exceeded loan loss provisions during the first nine months of 2013 as the Company’s credit quality ratios generally continued their positive trends from the prior year. Annualized Traditional Bank net loan charge-offs to average loans were 0.27% for the first nine months of 2013 compared to 0.36% for the same period in 2012.

Notable fluctuations in the Allowance were as follows:

•                  The Bank increased its allowance by a net $1.7 million during the first nine months of 2013 related to loans acquired in its 2012 FDIC-assisted acquisitions.  This increase related to required provisions that primarily reflected probable shortfalls in future estimated cash flows below initial acquisition day (“day-one”) estimates for these loans.

•                  The Bank posted a net $1.4 million increase to its Allowance associated with general loan loss reserves for its pass-rated credits due to growth in the loan portfolio during 2013 combined with increases in historical loss percentages.

•                  The Bank recorded a net decrease of $607,000 to its Allowance related to improvements with the small dollar non-accrual and past due pools of non-classified/special mention loans.

•                  The Bank charged off approximately $4.7 million in loan balances during the first nine months of 2013, the majority of which was previously allocated for within the Allowance. The Allowance associated for classified/special mention loans declined by a net $2.0 million during the first nine months of 2013.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes impaired loans totaling approximately $20 million at September 30, 2013, with approximately $12 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $22 million at December 31, 2012, with approximately $14 million of these loans also reported as TDRs.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 8 — Non-performing Loans and Non-performing Assets Summary

dollars in thousands)	September 30, 2013	December 31, 2012

Loans on non-accrual status (1)	$18,407	$18,506
Loans past due 90 days or more and still on accrual (2)	1,839	3,173

Total non-performing loans	20,246	21,679
Other real estate owned	15,247	26,203
Total non-performing assets	$35,493	$47,882

Credit Quality Ratios - Total Company
Non-performing loans to total loans	0.79%	0.82%
Non-performing assets to total loans (including OREO)	1.38%	1.79%
Non-performing assets to total assets	1.07%	1.41%

Credit Quality Ratios - Acquired Banks
Non-performing loans to total loans	1.77%	2.29%
Non-performing assets to total loans (including OREO)	6.61%	11.54%
Non-performing assets to total assets	6.57%	8.73%

(1)         Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days or more and still accruing were PCI loans accounted for under ASC 310-30.

Approximately $11 million, or 52%, of the Bank’s total non-performing loans at September 30, 2013 was concentrated in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” The Bank’s non-performing residential real estate concentration was $11 million, or 53%, as of December 31, 2012.

Approximately $7 million, or 36%, of the Bank’s total non-performing loans were concentrated in the commercial real estate and construction and land development portfolios as of September 30, 2013. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. The Bank’s non-performing commercial and construction and land development concentration was $7 million, or 31%, as of December 31, 2012.

The composition of the Bank’s non-performing loans follows:

Table 9 — Non-performing Loan Composition

(in thousands)	September 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$9,104	$10,028
Non-owner occupied	1,482	1,376
Commercial real estate	6,382	4,468
Commercial real estate - purchased whole loans	—	—
Construction & land development	899	2,308
Commercial	1,537	1,534
Warehouse lines of credit	—	—
Home equity	722	1,868
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	120	97

Total non-performing loans	$20,246	$21,679

Table 10 — Non-performing Loans to Total Loans by Loan Type

(in thousands)	September 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	0.83%	0.88%
Non-owner occupied	1.35%	1.85%
Commercial real estate	0.83%	0.63%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	1.68%	3.38%
Commercial	1.34%	1.17%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.32%	0.77%
Consumer:
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.74%	0.64%

Total non performing loans to total loans	0.79%	0.82%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specified value range follows:

Table 11 — Stratification of Non-performing Loans

	Number of Loans and Unpaid Principal Balance
September 30, 2013 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner Occupied	86	$4,285	21	$3,356	2	$1,463	109	$9,104
Non-owner occupied	9	347	1	152	1	983	11	1,482
Commercial real estate	2	115	9	1,967	3	4,300	14	6,382
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev	3	193	—	—	1	706	4	899
Commecial	—	—	2	329	1	1,208	3	1,537
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	19	366	2	356	—	—	21	722
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	17	120	—	—	—	—	17	120

Total	136	$5,426	35	$6,160	8	$8,660	179	$20,246

	Number of Loans and Unpaid Principal Balance
December 31, 2012 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner Occupied	82	$3,993	31	$5,411	1	$624	114	$10,028
Non-owner occupied	15	798	2	578	—	—	17	1,376
Commercial real estate	5	137	7	1,805	3	2,526	15	4,468
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev	1	76	4	1,205	1	1,027	6	2,308
Commecial	2	97	1	237	1	1,200	4	1,534
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	33	826	6	1,042	—	—	39	1,868
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	19	97	—	—	—	—	19	97

Total	157	$6,024	51	$10,278	6	$5,377	214	$21,679

Approximately $14 million in non-performing loans at December 31, 2012, were removed from the non-performing loan classification during 2013. Approximately $1 million, or 10%, of these loans were removed from the non-performing category because they were charged-off. Approximately $3 million, or 21%, in loan balances were transferred to OREO with $5 million, or 37%, refinanced at other financial institutions.  The remaining $5 million, or 32%, were returned to accrual status for performance reasons, such as six consecutive months of performance. Of the $5 million returned to accrual status, one relationship of approximately $2 million accounted for 42% of the total amount returned to accrual status.

The following tables detail the activity of the Bank’s non-performing loans:

Table 12 — Rollforward of Non-performing Loan Activity

(in thousands)	2013	2012

Non-performing loans at January 1,	$21,679	$23,306
Loans added to non-performing status	12,773	12,027
Acquired bank loans added to non-performing status	312	—
Loans removed from non-performing status	(13,866)	(13,752)
Principal paydowns	(652)	(529)

Non-performing loans at September 30,	$20,246	$21,052

Table 13 — Detail of Loans Removed from Non-Performing Status

(in thousands)	2013	2012

Loans charged-off	$(1,368)	$(2,218)
Loans transferred to OREO	(2,952)	(5,448)
Loans refinanced at other institutions	(5,162)	(3,196)
Loans returned to accrual status	(4,384)	(2,890)

Total loans removed from non-performing status	$(13,866)	$(13,752)

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of September 30, 2013, are adequate to absorb probable losses on non-performing loans.

Delinquent Loans

Delinquent loans to total loans decreased to 0.59% at September 30, 2013, from 0.79% at December 31, 2012, as the total balance of delinquent loans decreased by $6 million, or 28%, for the same period. With the exception of PCI loans, generally all traditional bank loans past due 90 days or more as of September 30, 2013 and December 31, 2012 were on non-accrual status.

The composition of the Bank’s past due loans follows:

Table 14 — Delinquent Loan Composition (1)

(in thousands)	September 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	$7,401	$8,900
Non owner occupied	1,456	2,899
Commercial real estate	3,120	2,640
Commercial real estate - purchased whole loans	—	—
Construction & land development	193	2,124
Commercial	1,525	2,262
Warehouse lines of credit	—	—
Home equity	1,083	1,654
Consumer:
Credit cards	55	65
Overdrafts	143	168
Other consumer	111	132

Total delinquent loans	$15,087	$20,844

(1) — Represents loans over 30 days past due.

Table 15 — Delinquent Loans to Total Loans by Loan Type (1)

(in thousands)	September 30, 2013	December 31, 2012

Residential real estate:
Owner occupied	0.67%	0.78%
Non owner occupied	1.33%	3.89%
Commercial real estate	0.41%	0.37%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	0.36%	3.11%
Commercial	1.33%	1.73%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.48%	0.68%
Consumer:
Credit cards	0.61%	0.75%
Overdrafts	16.80%	17.59%
Other consumer	0.69%	0.87%

Total delinquent loans to total loans	0.59%	0.79%

(1) — Represents loans over 30 days past due divided by total loans.

Approximately $15 million in delinquent loans at December 31, 2012, were removed from delinquent status during 2013. Approximately $1 million, or 8%, of these loans were removed from the delinquent category because they were charged-off. Approximately $5 million, or 35%, in loan balances were transferred to OREO with $6 million, or 38%, refinanced at other financial institutions. The remaining $3 million, or 19%, in delinquent loans paid current in 2013.

The Bank had $106 million in loans outstanding related to the 2012 FDIC-Assisted Acquisitions of Failed Banks at September 30, 2013, with approximately $3 million of the purchased loans (accounted for under both ASC Topic 310-20 and ASC Topic 310-30) past due 30 days or more.

See additional discussion regarding the 2012 FDIC-Assisted Acquisitions of Failed Banks under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Table 16 — Rollforward of Delinquent Loan Activity

(in thousands)	2013	2012

Delinquent loans, January 1,	$20,844	$24,433
Traditional bank loans that became delinquent	8,749	12,717
Acquired bank loans that became delinquent	1,243	731
Net change in delinquent credit cards and demand deposit accounts	(21)	3
Delinquent loans removed from delinquent status (see table below)	(15,292)	(19,784)
Principal paydowns of loans delinquent in both periods	(436)	(208)

Delinquent loans, September 30,	$15,087	$17,892

Table 17 — Detail of Loans Removed From Delinquent Status

(in thousands)	2013	2012

Loans charged-off	$(1,186)	$(1,690)
Loans transferred to OREO	(5,379)	(6,428)
Loans refinanced at other institutions	(5,751)	(6,658)
Loans paid current	(2,976)	(5,008)

Total loans removed from delinquent status	$(15,292)	$(19,784)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $104 million at September 30, 2013 compared to $106 million at December 31, 2012. Impaired loans from the 2012 FDIC-Assisted Acquisitions of Failed Banks totaled $29 million at September 30, 2013 compared to $18 million at December 31, 2012.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of September 30, 2013, the Bank had $75 million in TDRs, of which $12 million were also on non-accrual status. As of December 31, 2012, the Bank had $83 million in TDRs, of which $14 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 18 — Impaired Loan Composition

(in thousands)	September 30, 2013	December 31, 2012

Troubled debt restructurings	$74,785	$83,307
Classifed impaired loans (which are not TDRs)	29,348	22,400

Total impaired loans	$104,133	$105,707

See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s OREO follows:

Table 19 — Other Real Estate Owned Composition

(in thousands)	September 30, 2013	December 31, 2012

Residential real estate	$2,941	$6,281
Commercial real estate	3,717	7,693
Construction & land development	8,589	12,229

Total other real estate owned	$15,247	$26,203

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 20 — Stratification of Other Real Estate Owned

	Number of Properties and Carrying Value Range
September 30, 2013 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	10	$436	5	$943	2	$1,562	17	$2,941
Commercial real estate	—	—	8	2,051	1	1,666	9	3,717
Construction & land development	3	142	15	3,431	4	5,016	22	8,589

Total	13	$578	28	$6,425	7	$8,244	48	$15,247

	Number of Properties and Carrying Value Range
December 31, 2012 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	30	$1,665	12	$2,735	3	$1,881	45	$6,281
Commercial real estate	—	—	7	1,826	6	5,867	13	7,693
Construction & land development	5	105	14	2,897	6	9,227	25	12,229

Total	35	$1,770	33	$7,458	15	$16,975	83	$26,203

Table 21 — Rollforward of Other Real Estate Owned Activity

(in thousands)	2013	2012

Balance, January 1,	$26,203	$10,956
OREO acquired from failed bank acquisitions at fair value	—	20,688
Transfer from loans to OREO	8,690	16,018
Proceeds from sale	(20,286)	(21,688)
Net gain on sale	1,714	381
Writedowns	(1,074)	(1,207)

Balance, September 30,	$15,247	$25,148

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

Approximately $6 million of the OREO balance at September 30, 2013 related to the 2012 FDIC-assisted acquisitions of failed banks and relates predominantly to commercial real estate and real estate construction loans. See additional discussion regarding the 2012 FDIC-assisted acquisitions of failed banks under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Approximately $9 million of the OREO balance at September 30, 2013 related to loans transferred to OREO in connection with the Banks traditional lending markets. Approximately $2 million of this balance was tied to retail residential real estate properties, $5 million to construction and land development estate, with the remaining $2 million tied to commercial real estate. Approximately 72%, or $3 million, of the construction and land development balance related to one land development property added during the first nine months of 2012 located in the Bank’s greater Louisville, Kentucky market.

Deposits

Total Company deposits increased $37 million, or 2%, from December 31, 2012 to $2 billion at September 30, 2013. Total Company interest-bearing deposits increased $24 million, or 2% and total Company non-interest bearing deposits increased $13 million, or 3%.

Deposits related to the 2012 FDIC-assisted acquisitions totaled $51 million at September 30, 2013 compared to $112 million at December 31, 2012. Former TCB deposits consisted of $19 million in interest-bearing deposits and $3 million in non-interest bearing deposits at September 30, 2013, a decrease of $19 million and $1 million since December 31, 2012. Former FCB deposits consisted of $24 million in interest-bearing deposits and $5 million in non-interest bearing deposits at September 30, 2013, a decrease of $39 million and $2 million since December 31, 2012. In general, the run-off of deposits balances for both TCB-related customers and FCB-related customers is within management’s expectations and the result of lower offering rates by RB&T as compared to those offered by TCB and FCB as of their respective acquisition dates.

Excluding non-interest bearing deposits associated with the 2012 FDIC-assisted acquisitions, non-interest bearing deposits increased $16 million, or 4%, during 2013.  During most of 2012, non-interest bearing accounts, in general, remained an attractive product offering to clients due to the unlimited FDIC insurance feature. This unlimited guaranty by the FDIC expired on December 31, 2012. Management does not believe that the expiration of the unlimited FDIC insurance guaranty has had an immediate negative impact on the Bank’s non-interest bearing deposit balances, however, at this time, management cannot predict the future impact that may yet occur.

Excluding interest-bearing deposits associated with the 2012 FDIC-assisted acquisitions, interest-bearing deposits increased $81 million, or 6%, during 2013. Approximately $32 million of this increase represented an expected transfer by one account out of a repurchase agreement into the NOW category of deposits. At this time, management remains uncertain as to the long-term nature of this large deposit.

See additional discussion regarding the 2012 acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions of Failed Banks” in this section of the filing under Part I Item 1 “Financial Statements.”

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $145 million, or 58%, during the first nine months of 2013. Approximately $32 million of this decline was related to the previously discussed expected transfer into deposits by one customer relationship. Approximately $28 million of the decrease in repurchase agreements was due to a change in ownership of the account holder, with the new account owner transferring the funds to another financial institution during the first quarter. The remaining decrease was related to customary account fluctuations, as these balances are subject to large fluctuations on a daily basis.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $44 million, or 8%, from December 31, 2012 to $587 million at September 30, 2013. During the first nine months of 2013, the Bank borrowed $70 million in FHLB advances primarily to fund and partially mitigate the Bank’s interest rate risk for its fixed rate CRE loan initiative. These advances had a weighted average rate of 1.61% and a weighted average life of seven years.

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

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 135% at September 30, 2013 and 143% at December 31, 2012. At September 30, 2013 and December 31, 2012, the Bank had cash and cash equivalents on-hand of $142 million and $138 million. In addition, the Bank had available collateral to borrow an additional $317 million and $472 million from the FHLB at September 30, 2013 and December 31, 2012. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $166 million available through various other financial institutions as of September, 30 2013.

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

At September 30, 2013 and December 31, 2012, these pledged investment securities had a fair value of $178 million and $335 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2013, the Bank had approximately $319 million from 50 large deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 20 largest deposit relationships represented approximately $221 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $537 million at December 31, 2012 to $546 million at September 30, 2013. The increase in stockholders’ equity was primarily attributable to net income earned during 2013 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2013, RB&T could, without prior approval, declare dividends of approximately $77 million. The Company does not plan to pay dividends from its Florida subsidiary, RB, in the foreseeable future.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 16.16% at September 30, 2013 compared to 14.89% at December 31, 2012. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2013 and December 31, 2012:

Table 22 — Capital Ratios

	As of September 30, 2013		As of December 31, 2012
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$594,716	27.34%	$581,189	25.28%
Republic Bank & Trust Co.	441,620	21.17	451,898	20.37
Republic Bank	15,735	18.30	14,494	18.02

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$571,224	26.26%	$558,982	24.31%
Republic Bank & Trust Co.	420,488	20.16	407,261	18.36
Republic Bank	14,644	17.03	13,474	16.75

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$571,224	17.16%	$558,982	16.36%
Republic Bank & Trust Co.	420,488	13.01	407,261	12.18
Republic Bank	14,644	13.87	13,474	13.43

Beginning January 1, 2015 the Company and the Bank will be subject to the new capital regulations of Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. The new regulations establish definitions of “well capitalized” including the capital conservation buffer as a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio. The Tier 1 leverage ratio is unchanged from current regulations. Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will comfortably exceed the new minimum capital ratio requirements for “well-capitalized” including the capital conservation buffer under Basel III when effective.

New Capital Rules — On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which the Bank will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on the Bank’s current capital composition and levels, management believes it will be in compliance with the requirements as set forth in the final rules.

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

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income were evaluated with the model. The model projects the effect of instantaneous movements in interest rates between 100 and 300 basis point increments equally across all points on the yield curve. These projections are computed based on many various assumptions, which are used to determine the range between 100 and 300 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

The Company did not run a model simulation for declining interest rates as of September 30, 2013 because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.  Overall, the Company’s interest rate risk position from rising rates has generally remained within a relatively narrow range since December 31, 2012, showing improvements in the “Up 100” and “Up 200” basis points scenarios with deterioration in the “Up 300” scenario.  The Company’s “Base” net interest income projection as of September 30, 2013, however, was substantially lower than the previous 12 months and the “Base” projection as of December 31, 2012.  The “Base” projection represents the Company’s projected net interest income, excluding loan fees, for the next 12-month period.  The deterioration in the Company’s “Base” net interest income projection is primarily due to the expected continued downward repricing of the Company’s interest earning assets.

The following table illustrates Republic’s projected net interest income sensitivity profile based on the asset/liability model as of September 30, 2013. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the 12 months from October 1, 2012 through September 30, 2013, loan fees included in interest income were $11.2 million.

Table 23 — Traditional Banking Interest Rate Sensitivity for 2013

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$375	$6	$28	$50	$73
Investment securities	9,393	10,675	13,225	15,582	17,987
Loans, excluding loan fees	117,459	110,433	115,416	122,524	130,159
Total interest income, excluding loan fees	127,227	121,114	128,669	138,156	148,219

Projected interest expense:
Deposits	4,232	3,937	9,673	18,172	27,080
Securities sold under agreements to repurchase	54	71	635	1,730	2,877
Federal Home Loan Bank advances and other long-term borrowings	17,186	16,576	17,645	18,731	19,896
Total interest expense	21,472	20,584	27,953	38,633	49,853

Net interest income, excluding loan fees	$105,755	$100,530	$100,716	$99,523	$98,366
Change from base			$186	$(1,007)	$(2,164)
% Change from base			0.19%	-1.00%	-2.15%

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

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which Republic Bank & Trust assessed overdraft fees. In the Complaint, the Plaintiff pleads seven claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Counts I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed her Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledged disclosure of the Overdraft Honor Policy and did not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that the Plaintiff lacked the ability to automatically amend the complaint as of right. However, the Court held that the Plaintiff could be permitted to amend if the Plaintiff could first demonstrate that her amendment would not be futile and that the Plaintiff had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at that time and ordered the case stayed pending a decision by the U.S. Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit ruled on June 11, 2013 and concluded that the offer of judgment did not moot the matter before it only because the offer of judgment in question did not afford the Plaintiff complete relief. The District Court lifted the stay of this matter on June 14, 2013 and permitted Plaintiff to file her Amended Complaint.  Plaintiff filed her Amended Complaint on June 21, 2013 and brought seven claims: breach of contract and breach of the covenant of good faith and fair dealing (Counts I & II), unconscionability (Count III), conversion (Count IV), unjust enrichment (Count V), violation of the Electronic Funds Transfer Act, (Count VI) and violation of the Kentucky Consumer Protection Act (Count VII).  RB&T filed its Motion to Dismiss the Amended Complaint on July 15, 2013. On September 30, 2013 the Court issued its decision granting the Motion to Dismiss in part and denying it in part.  The Court initially concluded that the offer of judgment did not moot the case and deprive it of subject matter jurisdiction as it did not provide Plaintiff with all of the relief she sought.  The Court dismissed the conversion, unconscionability and Electronic Funds Transfer Act claims in their entirety for failure to state a claim. With respect to the remaining claims, the Court dismissed them to the extent they are premised upon any overdraft charges incurred by the Plaintiff on or after January 6, 2010, the date on which she received the Overdraft Honor Policy.  The Court concluded that Plaintiff could not state any claim for the time period after she received the Policy with respect to the manner in which RB&T assessed overdraft fees. The Answer to the remaining claims was filed on October 14, 2013 and the matter now proceeds into discovery.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2013 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	—	$—	—	330,640

During 2013, the Company repurchased 193,000 shares and there were no shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2013, the Company had 330,640 shares which could be repurchased under its current share repurchase programs.

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

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 8, 2013	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

November 8, 2013	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer