Form 10-K
period 2013-12-31
REPUBLIC BANCORP INC /KY/
filed 2014-03-14
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 0-24649

REPUBLIC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 West Market Street, Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 584-3600

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $215,806,321 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 14, 2014 was 18,544,745 and 2,259,926.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

•                  Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2014 are incorporated by reference into Part III of this Form 10-K.

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

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”).

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

•               further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions for loan losses;

•               future credit quality, credit losses and the overall adequacy of the Allowance for Loan Losses (“Allowance”);

•               potential write-downs of other real estate owned (“OREO”);

•               future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity and capital;

•               the future impact of Company strategies to mitigate interest rate risk;

•               future long-term interest rates and their impact on the demand for Mortgage Banking products and warehouse lines of credit;

•               the future value of mortgage servicing rights (“MSR”s);

•               the future financial performance of the Tax Refund Solutions (“TRS”) division of Republic Processing Group (“RPG);

•               future Refund Transfer (“RT”) volume for TRS;

•               the future net revenues associated with RTs at TRS;

•               the future financial performance of the Republic Payment Solutions (“RPS”) division of RPG;

•               the future financial performance of the Republic Credit Solutions (“RCS”) division of RPG;

•               the potential impairment of investment securities;

•               the extent to which regulations written and implemented by the Consumer Financial Protection Bureau (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services, may limit or prohibit the operation of the Company’s business;

•               financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses: including but not limited to Basel III capital reforms; the Dodd-Frank Act; and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

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

•               the Bank’s ability to maintain current deposit and loan levels at current interest rates; and

•               the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to future business acquisitions, in general, and its two Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions in 2012.

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

PART I

Item 1. Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Republic is the parent company of Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”) (collectively referred together as the “Bank”). Republic Invest Co., a former subsidiary of RB&T, and its subsidiary, Republic Capital LLC, were dissolved in April 2013 in connection with the full repayment by RB&T of intragroup subordinated debentures issued by Republic Capital LLC in a 2004 intragroup trust preferred transaction. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned, unconsolidated finance subsidiary of Republic. Incorporated in 1974, Republic became a bank holding company when RB&T became authorized to conduct commercial banking business in Kentucky in 1981.

On January 27, 2014, RB&T filed an application with the FDIC and the Kentucky Department of Financial Institutions (“KDFI”) to merge RB&T and RB, with RB&T, a Kentucky-based, state chartered non-member institution, being the resulting institution and continuing to operate under the name Republic Bank & Trust Company.

As of December 31, 2013, in addition to an Internet delivery channel, Republic had 45 full-service banking centers with locations as follows:

•                  Kentucky — 34

•                  Metropolitan Louisville — 20

•                  Central Kentucky — 9

•                  Elizabethtown — 1

•                  Frankfort — 1

•                  Georgetown — 1

•                  Lexington — 5*

•                  Shelbyville — 1

•                  Western Kentucky — 2

•                  Owensboro — 2

•                  Northern Kentucky — 3

•                  Covington — 1

•                  Florence — 1

•                  Independence — 1

•                  Southern Indiana — 3

•                  Floyds Knobs — 1

•                  Jeffersonville — 1

•                  New Albany — 1

•                  Metropolitan Tampa, Florida — 4*

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

•                  Metropolitan Minneapolis, Minnesota — 1*

* - One banking center in Palm Harbor, Florida, one in Lexington, Kentucky and Republic’s sole banking center in Minneapolis, Minnesota were closed in the first quarter of 2014, thereby reducing total banking centers to 42.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2013, Republic had total assets of $3.4 billion, total deposits of $2.0 billion and total stockholders’ equity of $543 million. Based on total assets as of December 31, 2013, Republic ranked as the second largest Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting. Net income, total assets and net interest margin by segment for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31, 2013
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net income	$23,928	$2,887	$(1,392)	$25,423
Total assets	3,354,850	9,307	7,747	3,371,904
Net interest margin	3.51%	NM	NM	3.48%

	Year Ended December 31, 2012
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net income	$55,174	$3,279	$60,886	$119,339
Total assets	3,371,934	15,752	6,713	3,394,399
Net interest margin	3.64%	NM	NM	4.82%

	Year Ended December 31, 2011
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net income	$26,463	$344	$67,342	$94,149
Total assets	3,099,426	10,880	309,685	3,419,991
Net interest margin	3.55%	NM	NM	5.09%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 22 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking segment

2012 FDIC-Assisted Acquisitions

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Nashville, Tennessee from the FDIC, as receiver for TCB. The acquisition of this failed bank represented a single banking center located in metropolitan Nashville and RB&T’s initial entrance into the Nashville market.

Effective September 7, 2012 RB&T acquired substantially all of the assets and assumed substantially all of the liabilities of First Commercial Bank (“FCB”), headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB. The acquisition of this failed bank represented a single banking center located in metropolitan Minneapolis and RB&T’s initial entrance into the Minneapolis market.

Lending Activities

The Bank principally markets its lending products and services through the following delivery channels:

Retail Mortgage Lending — A major component of the Bank’s lending activities consists of the origination of single family, first lien residential real estate loans collateralized by owner occupied property, predominately located in the Bank’s primary market areas. Additionally, the Bank offers home equity loans and home equity lines of credit. These loans are originated through the Bank’s retail banking center network. All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” segment and are discussed below and elsewhere in this filing.

The Bank offers single family, first lien residential real estate, adjustable rate mortgages (“ARM”s) with rate adjustments tied to various indices with specified minimum and maximum interest rate adjustments. The interest rates on a majority of ARMs are adjusted after their fixed rate periods on an annual basis, with most having limitations on upward adjustments over the life of the loan. These loans typically feature amortization periods of up to 30 years and have fixed rate periods that correspond to market conditions, with ARMs of longer fixed rate periods offered in a declining rate environment and shorter fixed rate periods offered in a rising rate environment.  While there is no requirement for a client to refinance their loan at the end of the fixed rate period, clients have historically done so the majority of the time, as most clients are interest rate risk-averse on their first mortgage loans. The Bank is able to mitigate interest rate risk with the ARM product because the substantial majority of these loans refinance at the end of their fixed rate periods.

The Bank generally charges a higher interest rate for its ARMs if the property is not owner occupied. It has been the Bank’s experience that the proportions of fixed rate and ARM originations depend in large part on the interest rate environment. As interest rates decline, there is generally a reduced demand for ARMs and an increased demand for fixed rate secondary market loans. Alternatively, as interest rates rise, there is generally an increased demand for ARMs, as consumer demand shifts away from fixed rate secondary market loans.

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate, may be originated with a loan-to-value up to 90% and a combined loan-to-value up to 100%.  During the fourth quarter of 2013, the Bank introduced a 100% loan-to-value loan for home purchase transactions within its primary markets. The Bank does not require the borrower to obtain mortgage insurance for ARM loans with loan-to-values above 80%.  The Bank requires mortgagee’s title insurance on first lien residential real estate loans, except for the Bank’s Home Equity Amortizing Loan (“HEAL”) product under $150,000, to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

ARMs originated prior to January 10, 2014 generally contain a prepayment penalty. Effective January 10, 2014, with the implementation of the Ability to Repay (“ATR”) Rule, the Bank eliminated prepayment penalties for newly originated ARMs.

Single family, first lien residential real estate loans with fixed rate periods of 15, 20 and 30 years are primarily sold into the secondary market. Mortgage servicing rights (“MSRs”) attached to the sold portfolio are either sold along with the loan or retained and included as a component of the Company’s “Mortgage Banking” segment as discussed below and elsewhere in this filing. Loans with fixed rate periods of greater than 15 years are understood to carry an elevated level of interest rate risk. The Bank may retain such loans from time to time within Bank approved interest rate risk policies to combat market compression.

For additional information regarding the Bank’s interest rate sensitivity, see the section titled “Asset/Liability Management and Market Risk” under Part II Item 7 “Management’s Discussion and Analysis of Financial condition and Results of Operations.”

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

Commercial Lending — The Bank’s commercial real estate (“CRE”) and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial use property.

The Bank’s CRE loans are generally made to small-to-medium sized businesses in amounts up to 80% or 85% loan-to-value (“LTV”), depending on the market, of the lesser of the appraised value or purchase price of the property. CRE loans generally have 5-year fixed rate periods, or variable interest rates indexed to Prime, and have maturity terms of ten years.  CRE loans generally amortize over 15 to 20 years. Although the contractual loan payment period for these types of loans is generally a 20-year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than their contractual terms. The Bank generally charges a penalty for prepayment of CRE loans if the loans are refinanced prior to the completion of their fixed rate period.

Loans secured by CRE generally are larger and often involve potentially greater risks than single family, first lien residential real estate loans. Because payments on loans secured by CRE properties often are dependent on successful operation or management of the properties or businesses operated from the properties, repayment of such loans may be impacted to a greater extent by adverse conditions in the national and local economies. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of CRE loans and generally restricting such loans to its primary market area. In determining whether to originate CRE loans, the Bank also considers such factors as the financial condition of the borrower and guarantor, the loan amount to collateral value and the debt service coverage of the property, as well as global cash flow, when applicable.

A broad range of short-to-medium-term collateralized commercial and industrial (“C&I”) loans are made available to businesses for working capital, business expansion (including acquisitions of real estate and improvements), and the purchase of equipment or machinery. These often represent term loans, lines of credit and equipment and receivables financing. Equipment loans are typically originated on a fixed-term basis ranging from one to five years.

As mentioned above, the availability of funds for the repayment of C&I loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans, which may depreciate over time, usually cannot be appraised with as much precision as real estate and may fluctuate in value over the term of the loan.

Warehouse Lines of Credit — In June 2011, RB&T began offering warehouse lines of credit, through which RB&T provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables the mortgage banking customers to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by RB&T. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. RB&T receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer.

Construction and Land Development Lending — The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Construction loans also are made to contractors to build single family dwellings under contract. Construction loans are generally offered on the same basis as other single family, first lien residential real estate loans, except that a larger percentage down payment is typically required.

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

The Bank also may make land development loans to real estate developers for the acquisition, development and construction of commercial projects. Such loans may involve additional risks because the funds are advanced to fund the project while under construction, and the project is of speculative value prior to completion. Moreover, because it is relatively difficult to evaluate completion value accurately, the total amount of funds required to complete a development may be subject to change. Repayments of these loans depend to a large degree on the conditions in the real estate market or the economy.

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

Internet Lending — The Bank accepts online loan applications through its website, www.republicbank.com.  Loans originated through the internet are primary within the Bank’s traditional markets of Kentucky and Indiana.  The Bank plans to expand to other markets outside its traditional footprint in 2014.

Correspondent Lending — The Bank plans to launch a correspondent lending channel in the first quarter of 2014 whereby it will acquire residential mortgage loans from approved correspondents.  The Bank plans to acquire loans within and outside our primary markets by initially partnering with our warehouse lending clients.

Other Banking Services — The Bank also provides trust, title insurance and other financial institution related products and services.

See additional discussion regarding Lending Activities under the sections titled:

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•                  Part II Item 8 “Financial Statements and Supplementary Data.”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 22 “Segment Information”

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

As part of the sale of loans with servicing retained, the Bank records mortgage servicing rights. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

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

Due to the reduction in long-term interest rates during 2012 and 2011, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in net impairment charges of $142,000 and $203,000 for the years ending December 31, 2012 and 2011.  Conversely, due to the increase in long-term interest rates during 2013, the fair value of the MSR portfolio increased as prepayment speed assumptions were adjusted downwards resulting in a reversal of prior impairment of $345,000 for the year ending December 31, 2013.

See additional discussion regarding Mortgage Banking under the sections titled:

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 6 “Mortgage Banking Activities”

•                  Footnote 22 “Segment Information”

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

Prior to April 30, 2012, the TRS division’s primary tax-related products included RTs and Refund Anticipation Loans (“RAL”s). Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued its offering of the RAL product effective April 30, 2012. The Company’s RAL revenue was $45 million in 2012.

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

RTs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for RB&T associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on RTs, net of rebates, are the primary source of revenue for the TRS division and the RPG segment, and are reported in the income statement as non-interest income under the line item “Net refund transfer fees.”

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

On August 27, 2012, RB&T received a termination notice to the Amended and Restated Marketing and Servicing Agreement, dated November 29, 2011 (the “M&S Agreement”), with Liberty related to RB&T’s RT products, as well as RB&T’s previously offered RAL product.  Prior to its termination, the M&S Agreement had, among other things, set the term of the M&S Agreement to expire on October 16, 2014.

RB&T notified Liberty that RB&T believed there had been no occurrence that gave rise to termination of the M&S Agreement and that RB&T disagreed with Liberty’s interpretation of the M&S Agreement relative to Liberty’s ability to terminate.  RB&T and Liberty subsequently entered into mediation under the terms of the M&S Agreement.

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

RB&T notified JHI that RB&T believed there had been no occurrence that gave rise to termination of the Program Agreement and that RB&T disagreed with JHI’s interpretation of its ability to terminate the Program Agreement.  RB&T and JHI subsequently entered into a binding arbitration under the terms of the Program Agreement.

Approximately 40% and 40% of the TRS division’s gross revenue was derived from JH tax offices for the years ended as of December 31, 2012 and 2011, with another 19% and 20% from Liberty tax offices for the same respective periods. Termination of these contracts had a material adverse impact to the Company’s results of operations in 2013 and is expected to prospectively.

RB&T’s third party arbitration with JHI was concluded during the fourth quarter of 2013. Legal related expenses associated with the arbitration totaled $2.2 million for 2013, with $1.4 million of those expenses being incurred during the fourth quarter of 2013. The Company does not anticipate any additional future legal expense associated with this matter. With the matter resolved, RB&T entered into a new two-year agreement with JHI pursuant to which it began processing refunds for JHI clients in January 2014.  The contract is expected to increase RPG’s annual net revenue by approximately 12% per year above its 2013 net revenue level.  Additional overhead expenses with the new contract are expected to be minimal.

RB&T’s contract dispute with Liberty was resolved during January 2014 with a nominal amount of related legal expense during 2013. The Company does not anticipate any additional future legal expense associated with this matter. With the matter resolved, RB&T entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015.  Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenues for the two year term of the contract by an average of approximately 16% over its 2013 net revenue level.  Additional overhead expenses with the new contract are expected to be immaterial.

Republic Payment Solutions division:

Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid cards through third party program managers. This program’s objectives include:

•                  generate a low-cost deposit source;

•                  generate float revenue from the previously mentioned low cost deposit source;

•                  serve as a source of fee income; and

•                  generate debit card interchange revenue.

For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS division will not be reported as a separate business operating segment until such time, if any, that it becomes material to the Company’s overall results of operations.

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

Republic Credit Solutions division:

Through RB&T, the RCS division is piloting short-term consumer credit products. In general, the credit products are unsecured small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer’s ability to repay. All RCS products will be piloted for a period of time to ensure all aspects are meeting expectations before continuation.

RB&T management funded one of its RCS pilot products nominally during 2013, with $3 million in loans outstanding at December 31, 2013. At the conclusion of each pilot phase, RB&T management will determine whether or not to expand or modify each product based on piloted results. As with most start-ups, the RCS division did reflect an operating loss of approximately $77,000 during 2013, with September 2013 the first month reflecting revenues. Management expects the division to continue operating at a loss in the near-term and, given the speculative nature of the RCS products, management cannot currently predict the amount of additional losses the division may incur as products are piloted.

Employees

As of December 31, 2013, Republic had 736 full-time equivalent employees (“FTE”s). Altogether, Republic had 721 full-time and 29 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market areas in originating loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida, Ohio, and Tennessee. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established customer bases, higher lending limits, more extensive banking center networks, numerous automatic teller machines, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

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

Republic Processing Group

Tax Refund Solutions division

With regard to the TRS division, the discontinuance of the RAL product after April 30, 2012 and the previously mentioned termination of TRS contracts has had a material adverse impact on the profitability of RB&T’s RT products. The TRS division faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, RB&T has faced increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T has incurred substantial pressure on its profit margin for its RT products as it competes with existing rebate and pricing incentives in the RT marketplace.

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

New entrants to the small dollar consumer loan market must successfully implement underwriting and fraud prevention processes, overcome consumer brand loyalty and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states in the U.S.

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

Supervision and Regulation

RB&T is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the KDFI. RB is a federally-chartered savings bank subject to supervision and regulation by the Office of the Comptroller of Currency (“OCC”). RB is also subject to limited regulation by the FDIC which insures the Bank’s deposits.

All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. Such supervision and regulation subjects the Bank to restrictions, requirements, potential enforcement actions and examinations by the FDIC, the OCC and KDFI. The Federal Reserve Bank (“FRB”) regulates the Company with monetary policies and operational rules that directly affect the Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Bank’s lending, deposit and other activities. An adverse ruling against the Company under these laws could have a material adverse effect on results. The Bank and the Company are also subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), an independent bureau of the FRB created by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Company is a legal entity separate and distinct from the Bank and is subject to direct supervision by the FRB. The Company’s principal sources of funds are cash dividends from the Bank and other subsidiaries. The Company files regular routine reports with the FRB in addition to the Bank’s filings with the FDIC and OCC concerning business activities and financial condition. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness, and compliance with various compliance and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage and is intended primarily to provide protection for the DIF and the Bank’s depositors.

Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OCC, the CFPB, the KDFI or state or federal legislation, could have a material adverse impact on Company operations.

Enforcement Powers — Regulators have broad enforcement powers over banks and their holding companies, including, but not limited to: the power to mandate or restrict particular actions, activities, or divestitures; impose monetary fines and other penalties for violations of laws and regulations; issue cease and desist or removal orders; seek injunctions; publicly disclose such actions; and prohibit unsafe or unsound practices. This authority includes both informal and formal actions to effect corrective actions and/or sanctions. In addition, RB&T is subject to regulation and potential enforcement actions by other state and federal agencies.

Certain regulatory requirements applicable to the Company and the Bank are referred to below or elsewhere in this filing. The description of statutory provisions and regulations applicable to banks and their holding companies set forth in this filing does not purport to be a complete description of such statutes and regulations. Their effect on the Company and the Bank is qualified in its entirety by reference to the actual laws and regulations.

Prepaid Cards Regulation

The cards marketed by the RPS division are subject to various federal and state laws and regulations, including regulations issued by the CFPB as well as those discussed below. Though not all prepaid card products are expressly subject to the provisions of the Electronic Fund Transfers Act (“EFTA”) and the FRB’s Regulation E, with the exception of those provisions comprising the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”); the Bank intends to treat prepaid products such as GPR cards as being subject to certain provisions of the EFTA and Regulation E when applicable, such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations.

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

Card Association and Payment Network Operating Rules

In providing certain services, the Bank is required to comply with the operating rules promulgated by various card associations and network organizations, including certain data security standards, with such obligations arising as a condition to access or otherwise participate in the relevant card association or network organization. Each card association and network organization may audit the Bank from time to time to ensure compliance with these standards. The Bank maintains appropriate policies and programs and adapts business practices in order to comply with all applicable rules and standards of such associations and organizations.

I.             The Company

Acquisitions — Republic is required to obtain the prior approval of the FRB under the Bank Holding Company Act (“BHCA”) before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In addition, the Bank must obtain regulatory approval prior to entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the target bank involved, the convenience and needs of the communities to be served and various competitive factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their designated communities, specifically including low to moderate income persons and neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized, adequately managed, has a satisfactory or better CRA rating and is not subject to any regulatory restrictions, the Company may purchase a bank, subject to regulatory approval. Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Florida may purchase a bank located inside Kentucky or Florida, subject to appropriate regulatory approvals. In either case, however, state law restrictions may be placed on the acquisition of a bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits. For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky.

Financial Activities — The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”). The GLBA permits bank holding companies that qualify as, and elect to be, Financial Holding Company’s (“FHCs”), to engage in a broad range of financial activities, including but not limited to, underwriting securities, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a “satisfactory” CRA rating. The Company currently qualifies as a FHC.

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

Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC and OCC have adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

Source of Strength Doctrine — Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross-guarantee provisions (as between RB&T and RB and further described below under “Liability of Commonly Controlled Institutions”) generally apply to the Company. In addition, any capital loans by the Company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.

Office of Foreign Asset Control (“OFAC”) — The Company and the Bank, like all U.S. companies and individuals, are prohibited from transacting business with certain individuals and entities named on the OFAC’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The OFAC issued guidance for financial institutions in whereby it asserted that it may, in its discretion, examine institutions determined to be high risk or to be lacking in their efforts to comply with its requirements.

Code of Ethics — The Company has adopted a code of ethics that applies to all employees, including the Company’s principal executive, financial and accounting officers. A copy of the Company’s code of ethics is available on the Company’s website. The Company intends to disclose information about any amendments to, or waivers from, the code of ethics that are required to be disclosed under applicable SEC regulations by providing appropriate information on the Company’s website. If at any time the code of ethics is not available on the Company’s website, the Company will provide a copy of it free of charge upon written request.

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

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. Section 613 of the Dodd-Frank Act effectively eliminated any interstate branching restrictions as set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Banks located in any state may de novo branch in any other state, including Kentucky. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

Under federal regulations, RB may establish and operate branches in any state within the U.S. with the prior approval of the OCC. Highly rated federal savings banks that satisfy certain regulatory requirements may establish branches without prior OCC approval, provided the federal savings bank publishes public notice of its establishment of a new branch, and notifies the OCC of the establishment of the branch, and no person files a comment with the OCC opposing the proposed branch. A comment in opposition, in and of itself, does not preclude approval. OCC and FDIC regulations also restrict the Company’s ability to open new banking offices of RB&T or RB. In either case, the Company must publish notice of the proposed office in area newspapers and, if objections are made, the new office may be delayed or disapproved.

Affiliate Transaction Restrictions — Transactions between the Bank and its affiliates, and in some cases the Bank’s correspondent banks, are subject to FDIC and OCC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors and principal stockholders and each of their related interests.

The FRB promulgated Regulation W to implement Sections 23A and 23B of the FRA. That regulation contains many of the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets — Banking regulators may declare a dividend payment to be unsafe and unsound even if the Bank continues to meet its capital requirements after the dividend. Dividends paid by RB&T provide substantially all of the Company’s operating funds. Regulatory requirements limit the amount of dividends that may be paid by the Bank. Under federal regulations, the Bank cannot pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

Under Kentucky and federal banking regulations, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective state or federal banking regulators. FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in regulations, as a condition of having FDIC deposit insurance.

FDIC Deposit Insurance Assessments — All Bank deposits are insured to the maximum extent permitted by the DIF. These bank deposits are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the DIF.

In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. Republic prepaid $11.5 million in deposit insurance assessments on December 30, 2009. In June 2013, the FDIC refunded RB&T $2.2 million in unapplied prepaid assessments.

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

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of paying FDIC deposit insurance assessments.

On February 7, 2011, effective April 1, 2011, the FDIC Board of Directors adopted a final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act. The final rule:

•                  Redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity (defined as Tier I Capital);

•                  Made generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;

•                  Created a depository institution debt adjustment;

•                  Eliminated the secured liability adjustment; and

•                  Adopted a new assessment rate schedule, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s FDIC deposit insurance.

RB is required to pay regular assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon total assets, as reported in RB’s latest quarterly call report, as well as RB’s financial condition and the complexity of its asset portfolio.

Consumer Laws and Regulations — In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in their transactions with banks. While the discussion set forth in this filing is not exhaustive, these laws and regulations include Regulation E, the Truth in Savings Act, Check Clearing for the 21st Century Act and the Expedited Funds Availability Act, among others. These federal laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when accepting deposits. Certain laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities. The Bank is required to comply with all applicable consumer protection laws and regulations, both state and federal, as part of its ongoing business operations.

Regulation E — A 2009 amendment to Regulation E prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution would be prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

The Bank earns a substantial majority of its deposit fee income related to overdrafts from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups.

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

The USA Patriot Act (“Patriot Act”), Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) — The Patriot Act was enacted after September 11, 2001, to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on financial institutions. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML controls to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Title III of the Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings banks, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the Patriot Act imposes the following obligations on financial institutions:

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

Liability of Commonly Controlled Institutions — FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” generally means the appointment of a conservator or receiver. “In danger of default” generally means the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, RB&T and RB are the only insured depository institutions controlled by the Company for this purpose. However, if the Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLBs which are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in FHLB Cincinnati and FHLB Atlanta. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single family residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP.

In the event of a default on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB’s claim over various other claims. Regulations provide that each FHLB has joint and several liability for the obligations of the other FHLBs in the system. In the event a FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by FHLBs to its members, or the ability of members to have their FHLB capital stock redeemed on a timely basis. Congress continues to consider various proposals which could establish a new regulatory structure for the FHLB system, as well as for other government-sponsored entities. The Bank cannot predict at this time, which, if any, of these proposals may be adopted or what effect they would have on the Bank’s business.

Federal Reserve System — Under regulations of the FRB, the Bank is required to maintain non interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a non interest-bearing account at the FRB, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC or OCC. The Bank is authorized to borrow from the FRB discount window.

General Lending Regulations

Pursuant to FDIC and OCC regulations, the Bank may extend credit subject to certain restrictions. Additionally, state law may impose additional restrictions. While the discussion of extensions of credit set forth in this filing is not exhaustive, federal laws and regulations include but are not limited to the following:

•                  Community Reinvestment Act

•                  Home Mortgage Disclosure Act

•                  Equal Credit Opportunity Act

•                  Truth in Lending Act

•                  Real Estate Settlement Procedures Act

•                  Fair Credit Reporting Act

•                  Card Act

Community Reinvestment Act (“CRA”) — Under the CRA, financial institutions have a continuing and affirmative obligation to help meet the credit needs of their designated community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In particular, the CRA assessment system focuses on three tests:

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

Home Mortgage Disclosure Act (“HMDA”) — The HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics, as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of the HMDA.

Equal Credit Opportunity Act; Fair Housing Act (“ECOA”) — The ECOA prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief or sanctions for alleged violations.

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

Fair Credit Reporting Act (“FACT”) — The FACT requires the Bank to adopt and implement a written identity theft prevention program, paying particular attention to several identified “red flag” events. The program must assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. The FACT gives consumers the ability to challenge the Bank with respect to credit reporting information provided by the Bank. The FACT also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

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

Interagency Guidance on Non Traditional Mortgage Product Risks — In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” ARMs. The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with risk and iii) establish an Allowance that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product or payment choices.

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

Qualified Thrift Lender Test (“QTL”) — Federal law requires savings banks to meet the QTL, as detailed in 12 U.S.C. §1467a(m). The QTL measures the proportion of a federal savings bank institution’s assets invested in loans or securities supporting residential construction and home ownership. Under the QTL, a federal savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the Federal National Mortgage Association (“FNMA”). Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” If RB, a federally savings bank, fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OCC regulations. A savings bank may re-qualify under the QTL if it thereafter complies with the QTL. A savings bank also may satisfy the QTL by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. At December 31, 2013, RB met the QTL requirements.

Ability to Repay (“ATR”) Rule and Qualified Mortgage Loans (“QM”s) — On January 10, 2013, the CFPB issued a final rule implementing the ATR requirement in the Dodd-Frank Act. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to QMs they originate. For this purpose, the rule defines QMs to include loans with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by the FNMA or Freddie Mac while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”) or U.S. Department of Agriculture (“USDA”). Additionally, QMs may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments.

The Dodd-Frank Act did not specify whether the presumption of ATR compliance is conclusive (i.e., creates a safe harbor) or is rebuttable. For mortgages that are not QMs, the final rule describes certain minimum requirements for creditors making ATR determinations, but does not dictate that they follow particular underwriting models. At a minimum, creditors generally must consider eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Creditors must generally use reasonably reliable third-party records to verify the information they use to evaluate the factors.

The ATR rule was effective January 10, 2014. While we do not anticipate the rule will have a material impact on our mortgage operations, we will not fully know the result of this regulation on our mortgage operations or the banking industry as a whole until later in 2014.

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules were also effective January 10, 2014 and will likely lead to increased costs to service loans across the mortgage industry. The Company is continuing to evaluate these rules and their impact on the Bank’s mortgage operations and profitability.

Capital Adequacy Requirements

Capital Guidelines — The FRB, FDIC and OCC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. Under these regulations, a bank will be considered:

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

As of December 31, 2013 and 2012 the Company’s capital ratios were as follows:

	2013		2012
As of December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$592,531	26.71%	$581,189	25.28%
Republic Bank & Trust Co.	439,143	20.61	451,898	20.37
Republic Bank	15,860	18.69	14,494	18.02

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	569,505	25.67%	558,982	24.31%
Republic Bank & Trust Co.	418,348	19.63	407,261	18.36
Republic Bank	14,785	17.42	13,474	16.75

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	569,505	16.81%	558,982	16.36%
Republic Bank & Trust Co.	418,348	12.73	407,261	12.18
Republic Bank	14,785	14.41	13,474	13.43

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

Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by the holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under banking regulations, a bank may not lawfully accept, roll over or renew brokered deposits, unless it is either well-capitalized or it is adequately capitalized and receives a waiver from its applicable regulator.

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

In addition, a bank holding company may face significant consequences if its bank subsidiaries fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies, or require the FHC to decertify as a FHC. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval. Unless the period of time for compliance is extended by the FRB, if a FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC. The Company is currently classified as a FHC.

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

Dodd-Frank Act — On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. As previously noted, the Dodd-Frank Act also created the CFPB to administer federal consumer protection laws.

The Dodd-Frank Act legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the CFPB will increase the Company’s operating and compliance costs.

Among the Dodd-Frank Act provisions that are likely to affect the Company are the following:

Corporate Governance — The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders — The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The exemption from Section 23A for transactions with financial subsidiaries was effectively eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau “CFPB” — The Dodd-Frank Act created the independent federal agency, the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, TLA, RESPA, FACT Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the GLBA and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Deposit Insurance — The Dodd-Frank Act permanently increased the maximum deposit insurance amount for financial institutions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non interest-bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Elimination of the Office of Thrift Supervision (“OTS”) — The Dodd-Frank Act eliminated the OTS, which was RB’s primary federal regulator. The OCC will generally have rulemaking, examination, supervision and oversight authority and the FDIC will retain secondary authority over RB. OTS guidance, orders, interpretations, policies and similar items will continue to remain in effect until they are superseded by new guidance and policies from the OCC.

Federal Preemption — A major benefit of the federal thrift charter has been the strong preemptive effect of HOLA, under which RB is chartered. Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amended the HOLA to specifically provide that it does not occupy the field in any area of state law. Any preemption determination must currently be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Qualified Thrift Lender Test — Federal law requires savings institutions (such as RB) to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act subjects violations of the qualified thrift lender test to possible enforcement action for violation of law and imposes dividend restrictions on violating institutions. As of December 31, 2013, RB met the qualified thrift lender test.

Capital — Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Incentive Compensation — In 2011, seven federal agencies, including the FDIC, the OCC, the FRB and the SEC, issued a Notice of Proposed Rulemaking designed to implement section 956 of the Dodd-Frank Act, which applies only to financial institutions with total consolidated assets of $1 billion or more. This seeks to strengthen the incentive compensation practices at covered institutions by better aligning employee rewards with longer-term institutional objectives. The proposed orders are designed to:

•                       prohibit incentive-based compensation arrangements that encourage inappropriate risks by providing covered persons with “excessive” compensation;

•                       prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons with compensation that “could lead to a material financial loss” to an institution;

•                       require disclosures that will enable the appropriate federal regulator to determine compliance with the rule; and

•                       require the institution to maintain policies and procedures to ensure compliance with these requirements and prohibitions commensurate with the size and complexity of the organization and the scope of its use of incentive compensation.

Volcker Rule — On December 10, 2013, in implementing section 619 of the Dodd-Frank Act, the final Volcker Rule was approved by the OCC, the FED, the FDIC, the SEC, and the Commodities Futures Trading Commission (“CFTC”) (collectively, the “Agencies”). The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Bank does not believe the Volcker Rule will have a significant effect on operations.

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

The Bank may experience future goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2013 as of September 30, 2013. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and an impairment of goodwill was deemed to exist, the Bank would be required to write down its assets resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (“FASB”) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. For example, the FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future.  In addition, those who interpret the accounting standards, such as the SEC, the banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or conclusions regarding how various standards should be applied. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company recasting, or possibly restating, prior period financial statements.

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

If the Bank’s other real estate owned (“OREO”) portfolio is not properly valued or sufficiently reserved to cover actual losses, or if the Bank is required to increase its valuation reserves, the Bank’s earnings could be reduced. Management obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as OREO and at certain other times during the asset’s holding period. The Bank’s net book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A write-down is recorded for any excess in the asset’s net book value over its fair value. If the Bank’s valuation process is incorrect, or if property values decline, the fair value of the Bank’s OREO may not be sufficient to recover its carrying value in such assets, resulting in the need for additional writedowns or valuation allowances. Significant additional writedowns or valuation allowances to OREO could have a material adverse effect on the Bank’s financial condition and results of operations.

REPUBLIC PROCESSING GROUP

The Company’s lines of business and products, not typically associated with Traditional Banking, expose the Company’s earnings to additional risks and uncertainties.  The Republic Processing Group (“RPG”) is comprised of three distinct divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”).

As a result of RB&T’s Agreement with the FDIC, TRS is subject to additional oversight requirements through its ERO Plan. If RB&T is unable to comply with these requirements, the FDIC could require RB&T to cease offering RT products in the future. As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things:

•                  positive affirmations by EROs of individual tax preparer training related to regulatory requirements applicable to bank products;

•                  annual audits covering 10% of active ERO locations and a significant sample of applications for Bank products. The audits will consist of on-site visits, document reviews, mystery shops of tax preparation offices, and tax product customer surveys;

•                  on-site audit confirmation of ERO agreements to adhere to laws, processes, procedures, disclosure requirements and physical and electronic security requirements;

•                  an advertising approval process that requires RB&T to approve all tax preparer advertisements prior to their issuance;

•                  monitoring of ERO offices for income tax return quality;

•                  monitoring of ERO offices for adherence to acceptable tax preparation fee parameters;

•                  monitoring for federal and state tax preparation requirements, including local and state tax preparer registration and posting and disclosure requirements relative to Bank products;

•                  RB&T to provide advance notification, as practicable, to the FDIC of any significant changes in the TRS line of business, including

•                  a change of more than 25% from the prior tax season in the number of EROs with which RB&T is doing business, or

•                  the addition of tax-related products offered by RB&T that it did not previously offer; and

•                  RB&T to provide advance notification, as practicable, to the FDIC when RB&T enters into a relationship with a new corporation that has multiple owned or franchised locations, when the relationship alone will represent an increase of more than 10% from the prior tax season in the number of EROs with which RB&T is doing business.

If the FDIC determines that RB&T is not in compliance with its ERO Plan, it has the authority to issue more restrictive enforcement actions. These enforcement actions could include significant additional penalties and/or requirements regarding the tax business which could significantly, negatively impact this segment’s profitability and cause RB&T to exit the business altogether.

As a result of RB&T’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements not currently imposed on its competitors. Management believes these additional requirements have and will continue to make attracting new relationships and retaining existing relationships more difficult for RB&T. As disclosed above, the Agreement contains a provision for an ERO Plan which has been implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that are not currently required by the regulators for RB&T’s competitors in the tax business. Management believes these additional requirements have and will continue to make attracting new relationships and retaining existing relationships more difficult for RB&T, potentially reducing RT volume. Further reductions in RT volume will have a material adverse impact to RB&T’s earnings.

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

Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of the TRS RAL and RT products. With RB&T’s agreement to cease offering RALs, management believes these groups will focus more attention on the RT product. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against RB&T.

Discontinuing the RT product by RB&T, either voluntarily or involuntarily, would significantly reduce RB&T’s earnings.

The TRS division represents a significant operational risk, and if RB&T were unable to properly service this business, it could materially impact earnings. This division requires continued increases in technology and employees to service its business. In order to process its business, RB&T must implement and test new systems, as well as train new employees. RB&T relies heavily on communications and information systems to conduct its TRS division. Any failure, sustained interruption or breach in security of these systems could result in failures or disruptions in customer relationship management and other systems. Significant operational problems could also cause a material portion of RB&T’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing RB&T’s projected revenue without a corresponding decrease in expenses.

Industry trends in relation to tax preparation companies assuming the role of program manager for tax-related bank products has and will continue to reduce RPG’s profitability.  The TRS division of RPG has historically earned RT revenues based on its role as program manager for bank products in the tax refund process.  Program managers for bank products in the tax refund processing business generally 1) supply marketing materials for bank products, 2) supply blank RT check stock for the tax offices, 3) supply tier-1 customer service to the taxpayers, which includes answering taxpayer phone calls related to the status of their RTs and the verification to third parties regarding the validity of the RT checks issued to the taxpayers by the Bank,  and 4) provide overall management of the movement of refunds when received from the government, which includes exception processing and the reconciliation of all funds received and disbursed, among other duties.

Industry trends reflect larger tax preparation companies assuming the role of the program manager for the bank products in the tax refund process, which includes the obligation and costs of those responsibilities of a program manager described in the previous paragraph.  In those cases where the tax preparation company is also assuming the role of the program manager, the tax preparation company is also earning more of the revenue for the associated bank products sold, as the Bank typically provides ACH services and third party risk management oversight duties.  This trend will likely continue to adversely affect the margin the Company earns on its tax-related products and the overall operating results and financial condition of the RPG segment.

The RPG segment incurred a net operating loss in 2013.  If RPG is unable to achieve an acceptable level of profitability in the future, the Company may decide to discontinue these operations and incur substantial costs to do so, which could materially negatively impact earnings.

TRADITIONAL BANK LENDING AND THE ALLOWANCE FOR LOAN LOSSES (“ALLOWANCE”)

The Allowance could be insufficient to cover the Bank’s actual loan losses. The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the Allowance, among other things, the Bank reviews its loans and its loss and delinquency experience, and the Bank evaluates economic conditions. If its assumptions are incorrect, the Allowance may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to its allowance. In addition, regulatory agencies periodically review the Allowance and may require the Bank to increase its provision for loan losses or recognize further loan charge-offs. A material increase in the Allowance or loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations.

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

The Bank’s use of appraisals as part of the decision process to make a loan on or secured by real property does not ensure the value of the real property collateral. As part of the decision process to make a loan secured by real property, the Bank generally requires an appraisal of the real property.  An appraisal, however, is only an estimate of the value of the property at the time the appraisal is made.  An error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs, the Bank may not recover the outstanding balance of the loan. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title. In the course of its business, the Bank may own or foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Bank is the owner or former owner of a contaminated site, the Bank may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Bank.

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

RB&T is highly dependent upon programs administered by the Federal Home Loan Mortgage Corporation (“Freddie Mac” or the “FHLMC”).  Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect its business, financial position, results of operations and cash flows. RB&T’s ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the FHLMC. This entity plays a powerful role in the residential mortgage industry, and RB&T has significant business relationships with it. RB&T’s status as an FHLMC approved seller/servicer is subject to compliance with its selling and servicing guides.

Any discontinuation of, or significant reduction or material change in, the operation of the FHLMC or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of the FHLMC would likely prevent RB&T from originating and selling most, if not all, of its mortgage loan originations.

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

Loans originated through the Bank’s planned 2014 Correspondent Lending channel will subject the Bank to additional negative earnings sensitivity as the result of prepayments and additional credit risks that the Bank does not have through its historical origination channels. Loans generated through the Bank’s 2014 Correspondent Lending initiative will substantially be i) purchased at a premium and ii) represent out-of-market loans originated by a non-Republic person and/or non-Republic entity.  Loans purchased at a premium inherently subject the Bank’s earnings to additional sensitivity related to prepayments as increases in prepayment speeds will negatively affect the overall yield to maturity on such loans, potentially even causing the net loan yield to be negative for the period of time the loan is owned by the Bank.

Loans originated out of the Bank’s market area by non-Republic persons and/or entities will inherently carry additional credit risk from potential fraud due to the increased level of third party involvement on such loans.  In addition, the Bank will also experience an increase in complexity for customer service and the collection process, given the number of different state laws the Bank could be subject to from loans purchased throughout the U.S.

Failure to appropriately manage these additional risks could lead to reduced profitability and/or operating losses through this origination channel.

Loans originated through the Bank’s Internet Lending channel, which management anticipates increasing in 2014, will subject the Bank to credit and regulatory risks that the Bank does not have through its historical origination channels. The dollar amount of loans originated through the Bank’s Internet Lending channel is expected to be increasingly out-of-market.   Loans originated out of the Bank’s market area inherently carry additional credit risk as the Bank will experience an increase in the complexity of the customer authentication requirements for such loans.  Failure to appropriately identify the end-borrower for such loans could lead to fraud losses.  Failure to appropriately manage these additional risks could lead to reduced profitability and/or operating losses through this origination channel.  In addition, failure to appropriately identify the end-borrower could result in regulatory sanctions resulting from failure to comply with various customer identification regulations.

Loan production volume through mortgage warehouse lending is subject to various market conditions. RB&T’s mortgage warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients. During 2013 the Bank’s mortgage warehouse lending volume consisted of 63% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 37% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates. RB&T’s mortgage warehouse lending business benefited during 2011, 2012 and the first five months of 2013 from low or declining long-term residential mortgage rates, which incentivized a high volume of borrowers to refinance their mortgages. Increases in long-term residential mortgage interest rates in the second quarter of 2013 decreased refinances significantly without an equivalent increase in purchase volume. Market movements of this nature without compensating growth in RB&T’s mortgage warehouse client base will have an adverse impact on the Bank’s net interest income.

INVESTMENT SECURITIES, FHLB STOCK AND OTHER INVESTMENTS

Concerns regarding a downgrade of the U.S. government’s credit rating could have a material adverse effect on the Company’s business, financial condition, liquidity, and results of operations. In 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ and also lowered the credit rating of several related government agencies and institutions, including FHLMC, FNMA, and the Federal Home Loan Bank’s (“FHLB’s”), from AAA to AA+. In October 2013, Fitch placed the U.S. AAA long-term foreign and local currency Issuer Default Ratings on Rating Watch Negative. Further downgrades by Standard & Poor’s, Moody’s or Fitch, or defaults by the U.S. on any of its obligations could have material adverse impacts on financial and banking markets and economic conditions in the U.S. and throughout the world.  In turn, the market’s anticipation of these impacts could have a material adverse effect on the Company’s business, financial condition and liquidity. In particular, these events could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect the Company’s profitability. It may also negatively affect the value and liquidity of the government securities the Bank holds in its investment portfolio.

At December 31, 2013, the majority of the Bank’s investment securities were issued by FHLMC, FNMA, and the FHLB. It is uncertain as to what impact future downgrades or defaults, if any, will have on these securities as sources of liquidity and funding. Also, the adverse consequences as a result of downgrades could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

The Bank’s investment in Federal Home Loan Bank stock may become impaired. At December 31, 2013, the Bank owned $28 million in FHLB stock. As a condition of membership at the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock. Its stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. The Bank’s FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The Bank’s FHLB stock investments could become impaired. The Bank will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of its investment.

The Bank’s investment securities may incur other than temporary impairment charges. The Bank’s investment portfolio is periodically evaluated for other-than-temporary impairment loss (“OTTI”).  From 2008 through 2011 OTTI charges were recognized on the Bank’s private label mortgage backed securities. The Bank’s remaining private label mortgage backed security may still require an OTTI charge in the future should the financial condition of the underlying mortgages and/or the underlying third party insurance wrap (guarantee) deteriorate further.

The Bank holds a significant amount of bank-owned life insurance. At December 31, 2013, the Bank held bank-owned life insurance (“BOLI”) on certain employees with a cash surrender value of $25 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

The Bank’s asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, from 2008 through the first four months of 2013, interest rates generally decreased. In order to combat contraction with its net interest income and net interest margin and improve its current earnings for the current year and near-term, the Bank elected to retain assets in the loan and investment portfolios with longer repricing durations. In addition, through its strategic pricing, the Bank also allowed its certificates of deposits, which are a longer-term source of funding, to decline. While the Bank has remained within its board approved interest rate risk policies, when interest rates begin to rise again, the Bank’s net interest income and net interest margin could be more negatively impacted as a result of these strategies. More specifically, the Bank’s interest income could rise at a slower pace than the Bank’s interest expense and the fair value of the Bank’s assets could likely decrease at a faster pace than the increase in the fair value of interest-bearing liabilities. These circumstances could cause a decline in the Bank’s net interest income and a reduction in the Bank’s economic value of equity.

A continued stable interest rate environment will reduce profitability. During most of 2013, the Bank experienced contraction in its net interest income and net interest margin as it could no longer lower the rate on many of its interest-bearing liabilities, while the Bank’s higher yielding interest-earning assets continued to pay down and reprice lower.  An on-going stable interest rate environment will cause the Bank’s interest-earning assets to continue to reprice into lower yielding assets without the ability for the Bank to offset the decline in interest income through a reduction in its cost of funds. The continued contraction in the Bank’s net interest margin will cause net interest income to decrease. The overall magnitude of the decrease in net interest income will depend on the period of time that the current interest rate environment remains.

Mortgage Banking activities could be adversely impacted by increasing or stagnant long-term interest rates. The Company is unable to predict changes in market interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of Mortgage Banking income. A decline in market interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, Mortgage Banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment.  A decline in demand for Mortgage Banking products resulting from rising interest rates could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

The Bank’s Mortgage Banking income has benefitted over the past three years from a relatively low rate environment, which has incentivized borrowers to refinance their mortgages.  During the second quarter of 2013, however, long-term interest rates rose significantly and drove a dramatic downturn in mortgage refinancings. The Bank’s loan sales consisted of 19% purchase transactions and 81% refinance transactions during 2012 versus 26% purchase and 74% during 2013. Of the 1,650 secondary market loans refinanced by the Bank during 2013, 74% took place prior to June 30, 2013, the month in which long term interest rates began to rise significantly. Stagnant or increasing long-term interest rates would likely continue to decrease demand for all Mortgage Banking products, and most significantly decrease refinance transaction volume. Any such decreases in demand would have a significant adverse impact on Mortgage Banking income.

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

The loss of large deposit relationships could increase the Bank’s funding costs. The Bank has several large deposit realationships that do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines on a short-term basis to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits and/or FHLB borrowings to replace withdrawn balances. The overall cost of gathering brokered deposits and/or FHLB borrowings, however, could be substantially higher than the Traditional Bank deposits they replace, increasing the Bank’s funding costs and reducing the Bank’s overall results of operations.

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened, remain in that product for 30 days and have recurring deposit activity within the account. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to the client’s individual overdraft limit. Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 60 days before it must be closed charged off.

Overdraft balances from deposit accounts, including those overdraft balances resulting from the Bank’s Overdraft Honor program, are recorded as a component of “loans” on the Bank’s balance sheet.

The Bank assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non-interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.” The total net per item fees included in service charges on deposit for the years ended December 31, 2013 and 2012 were $8.0 million and $7.5 million. The total net daily overdraft charges included in interest income for the years ended December 31, 2013 and 2012 was $1.7 million in both periods. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Bank earnings.

In 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which requires FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance has had a material adverse effect on the Bank’s net income. These guidelines have negatively impacted and will continue to negatively impact the Bank’s net income in 2014 and beyond. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (Joint Guidance)(Financial Institutions Letter (FIL)-11-2005) and the Federal Reserve Bank (“FRB”) November 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational, legal or other risks.”

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

•             Developments relating to regulatory examinations;

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

•             Domestic and international economic factors unrelated to the Company’s performance;

•             Developments related to litigation or threatened litigation;

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

The Dodd-Frank Act may continue to adversely affect the Company’s business, financial conditions and results of operations. In July, 2010, the President of the U.S. signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”). The Dodd-Frank Act imposed various new restrictions and creates an expanded framework of regulatory oversight for financial institutions.

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

The Company cannot currently predict what operational changes, if any, it will make in response to evolving legislative and regulatory requirements and what effect these changes may have on the Company’s financial results of operations.  The Company does believe that any operational changes it may be required to make in the future will have a negative impact on the Company’s overall profitability.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate or tapers its securities purchases, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering operating costs, could have a significant negative effect on the Company’s borrowers, especially business borrowers, and the values of underlying collateral securing loans, which could negatively affect the Company’s financial performance.

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

The Company’s operations, including customer interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security. The Company is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to the Bank’s customers. Cyber-attacks may also be directed at disrupting operations. While the Company has not incurred any material losses related to cyber-attacks, nor is management aware of any specific or threatened cyber-incidents as of the date of this report, the Bank may incur substantial costs and suffer other negative consequences if the Bank falls victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cyber security protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and payment of damages; and reputational damage adversely affecting customer or investor confidence.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2013, Republic had 34 banking centers located in Kentucky, four banking centers located in Florida, three banking centers in Indiana, two in Tennessee and one banking center in Ohio and Minnesota.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	6,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	15,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	2,000	L
220 Abraham Flexner Way, Suite 100, Louisville	1,000	L
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
651 Perimeter Drive	4,000	L (3)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

(continued)

Elizabethtown, 1690 Ring Road	6,000	O

Frankfort, 100 Highway 676	3,000	O/L (2)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L (2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Florida Banking Centers:
9100 Hudson Avenue, Hudson	4,000	O
34650 U.S. Highway 19, Palm Harbor	3,000	L (3)
9037 U.S. Highway 19, Port Richey	11,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Ohio Banking Center:
9683 Kenwood Road, Blue Ash	3,000	L

Tennessee Banking Centers:
2034 Richard Jones Road, Nashville	3,000	L
113 Seaboard Lane, Franklin	2,000	L

Minnesota Banking Center:
8500 Normandale Lake Blvd, Suite 110, Bloomington	4,000	L (4)

Support and Operations:
200 South Seventh Street, Louisville, KY	48,000	L (1)
125 South Sixth Street, Louisville, KY	1,000	L
401 East Chestnut, Suite 620, Louisville, KY	500	L

(1)         Locations are leased from partnerships in which Steven E. Trager, Chairman and Chief Executive Officer and A. Scott Trager, President, are partners. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 19 “Transactions with Related Parties and Their Affiliates”

(2)         The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)         Banking center lease was exited in the first quarter of 2014.

(4)         Banking center was converted to a non-branch support office during the first quarter of 2014.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the respective dividends declared during 2013 and 2012.

	2013
	Sales Price (1)		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$23.02	$20.57	0.165	0.150
June 30th	24.44	20.71	0.176	0.160
September 30th	28.14	23.22	0.176	0.160
December 31st	27.65	22.77	0.176	0.160

	2012
	Sales Price (1)		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$27.50	$23.35	0.154	0.140
June 30th	24.31	20.23	0.165	0.150
September 30th	25.12	21.95	0.165	0.150
December 31st (2)	22.02	19.85	1.265	1.150

(1) — Sales price based on closing price.

(2) — A special cash dividend of $1.10 per share on Class A Common Stock and $1.00 per share on Class B Common Stock was declared on November 14, 2012 to shareholders of record as of November 30, 2012, payable on December 21, 2012.

At February 14, 2014, the Company’s Class A Common Stock was held by 636 shareholders of record and the Class B Common Stock was held by 123 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see the following section:

•                  Part II Item 8 “Financial Statements and Supplementary Data” Footnote 16 “Stockholders’ Equity and Regulatory Capital Matters”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2013, the trustee held 274,190 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2013 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	—	—	—
Total	—	$—	—	330,640

During 2013, the Company repurchased 193,000 shares and there were 7,000 shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2013, the Company had 330,640 shares which could be repurchased under its current share repurchase programs.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2008 and ending December 31, 2013. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2008. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2009	2010	2011	2012	2013

Republic Bancorp Class A Common Stock	$100.00	$77.53	$91.81	$91.13	$90.85	$108.56
NASDAQ Bank Index	100.00	83.70	100.24	89.72	105.21	151.53
S&P 500 Index	100.00	126.45	150.63	153.81	175.43	235.22

Republic Bancorp Class A Common Stock
NASDAQ Bank Stocks
S&P 500
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
December 31, 2008
December 31, 2009
December 31, 2010
December 31, 2011
December 31, 2012
December 31, 2013

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2009 through 2013. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2013	2012	2011	2010	2009

Balance Sheet Data:

Cash and cash equivalents	$170,863	$137,691	$362,971	$786,371	$1,068,179
Investment securities	483,537	484,256	674,022	542,694	467,235
Mortgage loans held for sale, at fair value	3,506	10,614	4,392	15,228	5,445
Gross loans	2,589,792	2,650,197	2,285,295	2,175,240	2,268,232
Allowance for loan losses	(23,026)	(23,729)	(24,063)	(23,079)	(22,879)
Goodwill	10,168	10,168	10,168	10,168	10,168
Bank owned life insurance	25,086	—	—	—	—
Total assets	3,371,904	3,394,399	3,419,991	3,622,703	3,918,768
Non interest-bearing deposits	488,642	479,046	408,483	325,375	318,275
Interest-bearing deposits	1,502,215	1,503,882	1,325,495	1,977,317	2,284,206
Total deposits	1,990,857	1,982,928	1,733,978	2,302,692	2,602,481
Securities sold under agreements to repurchase and other short-term borrowings	165,555	250,884	230,231	319,246	299,580
Federal Home Loan Bank advances	605,000	542,600	934,630	564,877	637,607
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	2,829,111	2,857,697	2,967,624	3,251,327	3,602,748
Total stockholders’ equity	542,793	536,702	452,367	371,376	316,020

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$145,970	$187,790	$315,530	$473,137	$341,126
Investment securities, including FHLB stock	527,681	640,830	678,804	561,273	536,996
Gross loans, including loans held for sale	2,575,146	2,504,150	2,246,259	2,338,990	2,372,008
Allowance for loan losses	(23,287)	(25,226)	(28,817)	(27,755)	(22,005)
Total assets	3,385,345	3,560,739	3,416,921	3,503,886	3,415,725
Non interest-bearing deposits	513,891	624,053	509,457	421,162	381,665
Interest-bearing deposits	1,514,847	1,512,455	1,540,515	1,725,891	1,684,277
Total interest-bearing liabilities	2,305,106	2,351,768	2,418,865	2,671,466	2,679,499
Total stockholders’ equity	546,880	530,096	439,636	361,357	305,864

Income Statement Data - Total Company:

Total interest income	$134,568	$183,459	$195,115	$193,473	$212,605
Total interest expense	21,393	22,804	30,255	36,661	48,742
Net interest income	113,175	160,655	164,860	156,812	163,863
Provision for loan losses	2,983	15,043	17,966	19,714	33,975
Total non interest income	47,969	165,078	119,624	87,658	57,621
Total non interest expenses	117,663	126,745	122,321	126,323	121,485
Income before income tax expense	40,498	183,945	144,197	98,433	66,024
Income tax expense	15,075	64,606	50,048	33,680	23,893
Net income	25,423	119,339	94,149	64,753	42,131

Income Statement Data - Traditional Bank(1):

Total interest income	$133,948	$137,486	$135,121	$140,784	$154,138
Total interest expense	21,392	22,655	29,775	35,099	43,786
Net interest income	112,556	114,831	105,346	105,685	110,352
Provision for loan losses	3,828	8,167	6,406	11,571	15,885
Total non interest income	25,821	78,068	27,095	22,678	20,645
Total non interest expenses	98,064	100,380	87,389	90,968	92,513
Income before income tax expense	36,485	84,352	38,646	25,824	22,599
Income tax expense	12,557	29,178	12,183	7,929	7,237
Net income	23,928	55,174	26,463	17,895	15,362

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2013	2012	2011	2010	2009

Per Share Data:

Basic average shares outstanding	20,807	20,959	20,945	20,877	20,749
Diluted average shares outstanding	20,904	21,028	20,993	20,960	20,884
End of period shares outstanding:
Class A Common Stock	18,541	18,694	18,652	18,628	18,499
Class B Common Stock	2,260	2,271	2,300	2,307	2,309
Basic earnings per share:
Class A Common Stock	$1.23	$5.71	$4.50	$3.11	$2.04
Class B Common Stock	1.17	5.55	4.45	3.06	1.99
Diluted earnings per share:
Class A Common Stock	$1.22	$5.69	$4.49	$3.10	$2.02
Class B Common Stock	1.16	5.53	4.44	3.04	1.98
Cash dividends declared per share:
Class A Common Stock	$0.693	$1.749	$0.605	$0.561	$0.517
Class B Common Stock	0.630	1.590	0.550	0.510	0.470

Market value per share at December 31,	$24.54	$21.13	$22.90	$23.75	$20.60
Book value per share at December 31,	26.09	25.60	21.59	17.74	15.19
Tangible book value per share at December 31,(2)	25.35	24.86	20.81	16.88	14.28

Performance Ratios:

Return on average assets (ROA)	0.75%	3.35%	2.76%	1.85%	1.23%
Return on average equity (ROE)	4.65%	22.51%	21.42%	17.92%	13.77%
Efficiency ratio(3)	73%	39%	43%	52%	53%
Yield on average interest-earning assets	4.14%	5.50%	6.02%	5.74%	6.54%
Cost of average interest-bearing liabilities	0.93%	0.97%	1.25%	1.37%	1.82%
Net interest spread	3.21%	4.53%	4.77%	4.37%	4.72%
Net interest margin - Total Company	3.48%	4.82%	5.09%	4.65%	5.04%
Net interest margin - Traditional Banking Segment	3.51%	3.64%	3.55%	3.57%	3.79%

Capital Ratios:

Average stockholders’ equity to average total assets	16.15%	14.89%	12.87%	10.31%	8.95%
Total risk based capital - Total Company	26.71%	25.28%	24.74%	22.04%	18.37%
Tier 1 risk based capital - Total Company	25.67%	24.31%	23.59%	20.89%	17.25%
Tier 1 leverage capital - Total Company	16.81%	16.36%	14.77%	12.05%	10.52%
Dividend payout ratio	56%	31%	13%	18%	25%
Dividend yield	2.82	8.28	2.64	2.36	2.51

Other Information:

Period end full time equivalent employees - Total Company	736	797	710	744	735
Number of banking centers	45	44	43	43	44

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2013	2012	2011	2010	2009

Credit Quality Data - Total Company:

Loans on non-accrual status	$19,104	$18,506	$23,306	$28,317	$43,136
Loans past due 90-days-or-more and still on accrual	1,974	3,173	—	—	8
Total non-performing loans	21,078	21,679	23,306	28,317	43,144
Other real estate owned	17,102	26,203	10,956	11,969	4,772
Total non-performing assets	38,180	47,882	34,262	40,286	47,916
Total delinquent loans	16,223	20,844	24,433	26,927	44,854

Credit Quality Data - Acquired Banks:

Loans on non-accrual status	$290	$—	NA	NA	NA
Loans past due 90-days-or-more and still on accrual	1,974	3,173	NA	NA	NA
Total non-performing loans	2,264	3,173	NA	NA	NA
Other real estate owned	9,463	14,498	NA	NA	NA
Total non-performing assets	11,727	17,671	NA	NA	NA
Total delinquent loans	3,504	5,967	NA	NA	NA

Credit Quality Ratios - Total Company:

Non-performing loans to total loans	0.81%	0.82%	1.02%	1.30%	1.90%
Non-performing assets to total loans (including OREO)	1.46%	1.79%	1.49%	1.84%	2.11%
Non-performing assets to total assets	1.13%	1.41%	1.00%	1.11%	1.22%
Allowance for loan losses to total loans	0.89%	0.90%	1.05%	1.06%	1.01%
Allowance and non-accretable yield to total GCLPR(4)	1.61%	2.34%	NA	NA	NA
Allowance for loan losses to non-performing loans	109%	109%	103%	82%	53%
Delinquent loans to total loans(5)	0.63%	0.79%	1.07%	1.24%	1.98%
Net loan charge offs to average loans	0.14%	0.61%	0.76%	0.83%	1.09%

Credit Quality Ratios - Traditional Bank:

Non-performing loans to total loans	0.81%	0.82%	1.02%	1.30%	1.90%
Non-performing assets to total loans (including OREO)	1.46%	1.79%	1.49%	1.84%	2.11%
Non-performing assets to total assets	1.13%	1.41%	1.10%	1.32%	1.60%
Allowance for loan losses to total loans	0.89%	0.90%	1.05%	1.06%	1.01%
Allowance and non-accretable yield to total GCLPR(4)	1.61%	2.34%	NA	NA	NA
Allowance for loan losses to non-performing loans	109%	109%	103%	82%	53%
Delinquent loans to total loans(5)	0.63%	0.79%	1.07%	1.24%	1.98%
Net loan charge offs to average loans	0.18%	0.34%	0.24%	0.51%	0.34%

Credit Quality Ratios - Traditional Bank Excluding Acquired Banks:

Non-performing loans to total loans	0.75%	0.74%	1.02%	1.30%	1.90%
Non-performing assets to total loans (including OREO)	1.06%	1.20%	1.49%	1.84%	2.11%
Non-performing assets to total assets	0.81%	0.95%	1.10%	1.32%	1.60%
Allowance for loan losses to total loans	0.82%	0.94%	1.05%	1.06%	1.01%
Allowance for loan losses to non-performing loans	109%	127%	103%	82%	53%
Delinquent loans to total loans(5)	0.51%	0.59%	1.07%	1.24%	1.98%
Net loan charge offs to average loans	0.20%	0.35%	0.24%	0.51%	0.34%

Credit Quality Ratios - Acquired Banks:

Non-performing loans to total loans	2.35%	2.29%	NA	NA	NA
Non-performing assets to total loans (including OREO)	11.07%	11.54%	NA	NA	NA
Allowance for loan losses to total loans	2.59%	0.15%	NA	NA	NA
Allowance and non-accretable yield to total GCLPR(4)	18.04%	21.77%	NA	NA	NA
Allowance for loan losses to non-performing loans	110%	7%	NA	NA	NA
Delinquent loans to total loans(5)	3.63%	4.30%	NA	NA	NA

(continued)

Item 6.  Selected Financial Data. (continued)

(1)         See Footnote 22 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the Company’s reporting segments.

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

(in thousands, except per share data)	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Total stockholders’ equity (a)	$542,793	$536,702	$452,367	$371,376	$316,020
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	—	510	58	117	196
Less: Mortgage servicing rights	5,409	4,777	6,087	7,800	8,430
Tangible stockholders’ equity (c)	$527,216	$521,247	$436,054	$353,291	$297,226

Total assets (b)	$3,371,904	$3,394,399	$3,419,991	$3,622,703	$3,918,768
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	—	510	58	117	196
Less: Mortgage servicing rights	5,409	4,777	6,087	7,800	8,430
Tangible assets (d)	$3,356,327	$3,378,944	$3,403,678	$3,604,618	$3,899,974

Total stockholders’ equity to total assets (a/b)	16.10%	15.81%	13.23%	10.25%	8.06%
Tangible stockholders’ equity to tangible assets (c/d)	15.71%	15.43%	12.81%	9.80%	7.62%

Number of shares outstanding (e)	20,801	20,965	20,952	20,935	20,808

Book value per share (a/e)	$26.09	$25.60	$21.59	$17.74	$15.19
Tangible book value per share (c/e)	25.35	24.86	20.81	16.88	14.28

(3)         The efficiency ratio equals total non-interest expense divided by the sum of net interest income and non-interest income. The ratio excludes net gain (loss) on sales, calls and impairment of investment securities.

(4)         The following tables reflect the calculation of the Allowance plus non-accretable yield on purchased, credit impaired loans as a percentage of total gross contractual loan principal receivable (“GCLPR”) for the applicable periods. While this ratio is not considered in accordance with GAAP, it provides additional insight regarding the Bank’s ability to absorb impairment of contractual loan principal receivable.

	Total Company		Acquired Banks
(dollars n thousands)	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012
Allowance	$23,026	$23,729	$2,497	$214
Non-accretable yield	19,078	39,264	19,078	39,264
Total (f)	$42,104	$62,993	$21,575	$39,478

Total loans	$2,589,792	$2,650,197	$96,462	$138,616
Non-accretable yield	19,078	39,264	19,078	39,264
Accretable yield	4,050	3,465	4,050	3,465
Total GCLPR (g)	$2,612,920	$2,692,926	$119,590	$181,345

Allowance and non-accretable yield to total GCLPR (f/g)	1.61%	2.34%	18.04%	21.77%

(5)         The delinquent loans to total loans ratio equals total loans exceeding 30-days-or-more past due divided by total loans.

NA — Not Applicable

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

On January 27, 2014, RB&T filed an application with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”) to merge RB&T and RB, with RB&T, a Kentucky-based, state chartered non-member institution, being the resulting institution and continuing to operate under the name Republic Bank & Trust Company.

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

•                  further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions for loan losses;

•                  future credit quality, credit losses and the overall adequacy of the Allowance for Loan Losses (“Allowance”);

•                  potential write-downs of other real estate owned (“OREO”);

•                  future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity and capital;

•                  the future impact of Company strategies to mitigate interest rate risk;

•                  future long-term interest rates and their impact on the demand for Mortgage Banking products and warehouse lines of credit;

•                  the future value of mortgage servicing rights (“MSR”s);

•                  the future financial performance of the Tax Refund Solutions (“TRS”) division of Republic Processing Group (“RPG);

•                  future Refund Transfer (“RT”) volume for TRS;

•                  the future net revenues associated with RTs at TRS;

•                  the future financial performance of the Republic Payment Solutions (“RPS”) division of RPG;

•                  the future financial performance of the Republic Credit Solutions (“RCS”) division of RPG;

•                  the potential impairment of investment securities;

•                  the extent to which regulations written and implemented by the Federal Bureau of Consumer Financial Protection (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services, may limit or prohibit the operation of the Company’s business;

•                  financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses: including but not limited to Basel III capital reforms; the Dodd-Frank Act; and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

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

•                  the Bank’s ability to maintain current deposit and loan levels at current interest rates; and

•                  the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to future business acquisitions, in general, and the two FDIC-assisted acquisitions in 2012.

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

Management continually evaluates the Company’s accounting policies and estimates that it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, accounting and regulatory guidance and independent third party professionals and on various assumptions that are believed to be reasonable. Actual results may differ from those estimates made by management.

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

Republic believes its critical accounting policies and estimates relate to:

•                  Allowance and Provision for Loan Losses

•                  Acquisition Accounting

•                  Goodwill and Other Intangible Assets

•                  Mortgage Servicing Rights

•                  Income Tax Accounting

•                  Investment Securities

•                  OREO

Allowance and Provision for Loan Losses — The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component is based on historical loss experience adjusted for qualitative factors.

A Bank-originated loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A Purchased Credit Impaired (“PCI”) loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate.  Loans that meet the following classifications are considered impaired:

•                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

•                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial estimate;

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s classified and special mention loans are generally commercial and industrial (“C&I”) and commercial real estate (“CRE”) loans but also include large single family residential and home equity loans, as well as TDRs, whether retail or commercial in nature. The Bank reviews and monitors these loans on a regular basis. Generally, loans are designated as classified or special mention to ensure more frequent monitoring. These loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original or modified contractual terms, then the loan is generally downgraded and often placed on non-accrual status.

GAAP recognizes three methods to measure specific loan impairment, including:

•                  Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bank employs this method for a significant portion of its impaired TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the loan’s expected future cash flows and changes in the recorded investment in such loans.

•                  Collateral Method — The recorded investment in the loan is measured against the fair value of the loan’s collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when the loan’s repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate appraisal on file.  Measured impairment under this method is classified loss and charged off. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the loan class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

•                  Market Value Method — The recorded investment in the loan is measured against the loan’s obtainable market value. The Bank does not currently employ this technique, as it is typically found impractical.

In addition to obtaining appraisals at the time of loan origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related loans exhibiting an increased risk of loss are typically obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the amount of reserve, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•                  Rolling four quarter average

•                  Rolling eight quarter average

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, management uses the higher of the rolling eight, twelve, or sixteen quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated loans.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

•                  Changes in nature, volume and seasoning of the loan portfolio;

•                  Changes in experience, ability, and depth of lending management and other relevant staff;

•                  Changes in the quality of the Bank’s loan review program;

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

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•      The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Prior to January 1, 2012, the Bank’s Allowance calculation was supported with qualitative factors which included a nominal “unallocated” Allowance component totaling $2.0 million as of December 31, 2011. The Bank believed that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the recent economic downturn, as compared to other parts of the U.S. With the Bank’s 2012 expansion, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions, and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank revised its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories. This methodology change did not have a material impact on the Bank’s provision for loan losses for the year ended December 31, 2012.

In executing this methodology change, the Bank primarily focused on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of Accounting Standards Codification (“ASC”) Topic 310-10-35, Accounting by Creditors for Impairment of a Loan.

The Bank performs two calculations at year end in order to confirm the reasonableness of its Allowance. In the first calculation, the Bank compares its beginning Allowance to the net charge offs for the most recent calendar year. The ratio of net charge offs to the beginning allowance indicates how adequately the allowance accommodated subsequent charge offs. Higher ratios suggest the beginning of year allowance may not have been large enough to absorb impending charge offs, while inordinately low ratios might indicate a bank was accumulating excessive allowances. The Bank’s net charge off ratio to the beginning Allowance was 19% at December 31, 2013, compared to 35% for December 31, 2012. The Bank’s five year annual average for this ratio was 36% as of December 31, 2013.

For the second calculation, the Bank assesses the Allowance exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning of year Allowance in the form of actual charge offs. The Bank believes an exhaustion rate that indicates a reasonable Allowance is between two and four years. The Bank’s allowance exhaustion rate at December 31, 2013 and 2012 was 3.0 years and 2.8 years compared to the five year annual average of 2.5 years.

Based on management’s calculation, an Allowance of $23 million, or 0.89%, of total loans was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2013 compared to $24 million, or 0.90%, at December 31, 2012. This estimate resulted in Traditional Bank provision for loan losses of $3.8 million during 2013 compared to $8.2 million in 2012. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Allowance and the resulting effect on the income statement could be material.

The Bank did not carryover any Allowance for loans acquired in its 2012 FDIC-assisted acquisitions. Such loans were recorded at fair value as of the acquisition date, and subsequent to the acquisition date receive allowance allocations based on circumstances and events that occur after the date of acquisition as further discussed below under “Acquisition Accounting” in this section of the filing.

Acquisition Accounting — The Bank accounts for its acquisitions in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Loans purchased in an acquisition are accounted for using one of the following accounting standards:

•                  ASC Topic 310-20, Non Refundable Fees and Other Costs, is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between the loan’s day-one fair value and amortized cost would be amortized or accreted into income using the interest method.

•                  ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan, or fair value, represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

Purchased Loans (ASC Topic 310-20) — Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

Purchased Credit Impaired Loans (ASC Topic 310-30) — In determining the day-one fair values of PCI loans, management considers a number of factors including, among other things, the estimated remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received. For the Company’s 2012 FDIC-assisted acquisitions, RB&T elected to account for PCI loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

Management separately monitors the PCI portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, estimated life, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category; whose credit risk is considered equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans may be contractually past due 80 days-or-more and continue to accrue interest if future cash flows can be reasonably projected to allow continuation of discount accretion.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional provision for loan losses if its restructured cash flows are less than management’s initial day-one expectations. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

See additional discussion regarding the Company’s 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Based on its assessment, the Company believes its goodwill of $10 million was not impaired and is properly recorded in the consolidated financial statements as of December 31, 2013 and 2012.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which can range from two to ten years. During 2013, the Company amortized all $510,000 in other intangible assets held as of December 31, 2012.

Mortgage Servicing Rights — MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs that the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income on the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at both December 31, 2013 and 2012 was $5 million.

The carrying value of the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced, which is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs would generally be expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs would generally be expected to increase as prepayments on the underlying loans would be anticipated to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs. Based on the estimated fair value at December 31, 2013, management believes there was no impairment in the MSR portfolio as of year-end 2013.

Income Tax Accounting — Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2013 and 2012.

The Company’s RPG segment recorded additional income tax expense of $1.1 million for the fourth quarter of 2013 primarily related to additional ASC 740-10, Accounting for Uncertainty in Income Taxes, accruals recorded for possible state income tax payments beyond the Company’s original estimates related to the tax years 2010 through 2013.  The Company attributed the increased state income taxes to the RPG segment, as RPG generated the substantial majority of the Company’s state income tax exposure outside of its geographic footprint during the tax years noted.

Investment Securities — Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in value below amortized cost is other-than-temporary. In conducting this assessment, the Bank evaluates a number of factors including, but not limited to:

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

See additional discussion regarding impairment charges that the Bank recorded during 2011 under Footnote 3 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

Other Real Estate Owned — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s Credit Administration Department (“CAD”) reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On an annual basis, the Bank compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at an estimated fair value.

OVERVIEW

Net income for 2013 was $25.4 million, representing a decrease of $93.9 million compared to the same period in 2012. Diluted earnings per Class A Common Share decreased to $1.22 for 2013 compared to $5.69 for the same period in 2012.

Traditional Banking

FDIC-Assisted Acquisitions

Within the Company’s Traditional Banking segment, comparability of net income for 2013 to the same period in 2012 was significantly impacted by $55.4 million in prior year pre-tax bargain purchase gains recorded from the acquisitions of Tennessee Commerce Bank (“TCB”) and First Commercial Bank (“FCB”) in FDIC-assisted transactions. The Company made no FDIC-assisted acquisitions during 2013.

Opportunities for FDIC-assisted transactions that fit within the Company’s strategic plan declined in 2013 and are expected to decline further in the future. As a result of the decline in FDIC-assisted acquisition opportunities, management believes that the pricing for the transactions that do become available will be less favorable, as competition increases for these limited opportunities.

Minnesota Banking Center

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center location in Minneapolis, Minnesota, which it acquired as part of the FCB acquisition in September 2012. The Bank is currently under a lease for this location which is set to expire in April 2015. The location will remain a support office until the expiration of the Bank’s lease of the facility or until such time the Bank is able to negotiate with the landlord a buy-out of its future lease obligations. The banking center stopped transacting business at the Minnesota location with deposit customers on January 10, 2014.

Florida Banking Center

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center in Palm Harbor, Florida. This location closed on January 17, 2014, while the lease for the premises expired in February 2014.

Lexington Banking Center

In November 2013, Republic gave the required 90-day regulatory notice of its intentions to close its Perimeter banking center in Lexington, KY. This location closed on February 28, 2014 with the lease for the premises expiring in June 2014.

Reduction in Force (“RIF”)

With sharp increases in long-term interest rates during 2013 leading to an industry-wide decline in consumer demand for retail mortgages coupled with a demographic trend towards less “brick and mortar” banking, the Traditional Bank implemented a modest RIF during the fourth quarter of 2013 to lower its overhead cost structure.  As a result of the RIF, the Traditional Bank incurred severance expense during the fourth quarter of 2013 of approximately $150,000.  Primarily as a result of the RIF, the Traditional Bank’s total full time equivalent employees (“FTE’s”) decreased from 742 at September 30, 2013 to 675 at December 31, 2013.  The Traditional Bank’s FTEs were 729 at December 31, 2012.

Consumer Mortgage Regulation

On January 10, 2013, the CFPB issued a final rule implementing the ability to repay (“ATR”) requirement in the Dodd-Frank Act. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to qualified mortgages (“QM”s) they originate. For this purpose, the rule defines QMs to include loans with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, U.S. Department of Veterans Affairs or U.S. Department of Agriculture. QMs may not: (i) contain excess up-front points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The rule was effective January 10, 2014. While the Company does not anticipate the rule will have a material impact on mortgage operations, management will not fully know the result of this regulation on the mortgage operations or the banking industry as a whole until later in 2014.

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules were also effective January 10, 2014 and will likely lead to increased costs to service loans across the mortgage industry. The Company does not believe these new rules will have a significant impact on its ability to originate new loans.

Republic Processing Group

The Company’s Republic Processing Group (“RPG”) segment recorded a net loss of $1.4 million for 2013, a decline of $62.3 million from the same period in 2012. RPG net income was significantly impacted by the previously disclosed elimination of the RAL product and the termination of RB&T’s contracts with JTH Tax Inc. d/b/a Liberty Tax Service (“Liberty”) and Jackson Hewitt Inc. (“JHI”) during the third quarter of 2012.  The RAL product, eliminated effective April 30, 2012, generated $45.2 million in interest income during 2012.  The Company’s ability to offer RALs gave it a competitive advantage in attracting relationships with tax preparation companies that also generated significant RT product volume. With the elimination of RALs and the termination of the Liberty and JHI contracts during the third quarter of 2012, both the volume and the Company’s share of the revenue for the RT product were significantly reduced in 2013. Net RT fees for 2013 were $13.9 million, a decrease of $64.4 million, or 82%, from the same period in 2012.

RPG’s profitability during 2013 was also negatively impacted by higher than normal legal related expenses, which were primarily associated with the Company’s unsuccessful attempt to acquire H&R Block Bank (“HRBB”) and its contract disputes with JHI and Liberty.  In total, RPG incurred approximately $3.0 million in expenses during 2013 associated with these three matters.

The TRS division of RPG derives substantially all of its revenues during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

H&R Block and H&R Block Bank

RB&T entered into a Purchase and Assumption Agreement (the “P&A Agreement”) July 11, 2013, with HRBB and its sole shareholder Block Financial LLC (collectively, “H&R Block”). Pursuant to the P&A Agreement, RB&T was to acquire certain assets and assume certain liabilities, including all of the deposits of HRBB (the “P&A Transaction”).

On July 15, 2013, RB&T submitted an application for approval of the P&A Transaction to the Office of the Comptroller of the Currency (“OCC”) for consideration in conjunction with RB&T’s pending application from May 2013 for approval of an internal merger of RB&T and its affiliate, RB, which would include RB&T’s conversion to a national bank.

On October 8, 2013, RB&T notified HRBB that RB&T was withdrawing its pending applications with the OCC to merge and consolidate its RB&T and RB charters into one national bank charter and to consummate the P&A Transaction. As a result, H&R Block terminated the P&A Agreement with RB&T and the parties terminated discussions regarding the Joint Marketing Master Services Agreement and related Receivables Participation Agreement.  In total, RPG incurred $717,000 in legal expenses associated with the P&A Agreement.  The Company does not anticipate there will be any additional costs associated with the P&A Agreement going forward.

Jackson Hewitt Inc.

RB&T’s third party arbitration with JHI was concluded during the fourth quarter of 2013. Legal related expenses associated with the arbitration totaled $2.2 million for 2013, with $1.4 million of those expenses being incurred during the fourth quarter of 2013. The Company does not anticipate any additional future legal expense associated with this matter. With the matter resolved, RB&T entered into a new two-year agreement with JHI pursuant to which it began processing refunds for JHI clients in January 2014.  The contract is expected to increase RPG’s annual net revenue by approximately 12% per year above its 2013 net revenue level.  Additional overhead expenses with the new contract are expected to be minimal.

Liberty Tax Services

RB&T’s contract dispute with Liberty was resolved during January 2014 with a nominal amount of related legal expense during 2013. The Company does not anticipate any additional future legal expense associated with this matter. With the matter resolved, RB&T entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015.  Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenues for the two year term of the contract by an average of approximately 16% over its 2013 net revenue level.  Additional overhead expenses with the new contract are expected to be immaterial.

The following table summarizes Republic’s financial performance for the years ended December 31, 2013, 2012 and 2011.

Table 1 — Summary

Year Ended December 31, (in thousands, except per share data)	2013	2012	2011

Net income	$25,423	$119,339	$94,149
Diluted earnings per Class A Common Stock	1.22	5.69	4.49
Return on average assets (ROA)	0.75%	3.35%	2.76%
Return on average equity (ROE)	4.65%	22.51%	21.42%

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by segment for the year ended December 31, 2013 consisted of the following:

Traditional Banking segment

•                  Net income decreased $31.2 million for 2013 compared to 2012. The decrease was driven by the previously mentioned pre-tax $55.4 million from pre-tax bargain purchase gains recorded in 2012 for two FDIC-assisted acquisitions.

•                  Net interest income decreased $2.3 million, or 2%, for 2013 to $112.6 million. The Traditional Banking segment net interest margin decreased 13 basis points for 2013 to 3.51%.

•                  Provision for loan losses was $3.8 million for 2013 compared to $8.2 million for 2012.

•                  Total non-interest income decreased $52.2 million for 2013 compared to 2012 primarily due to the pre-tax bargain purchase gains detailed above.

•                  Total non-interest expense decreased $2.3 million, or 2%, during 2013 compared to 2012.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.81% at December 31, 2013, compared to 0.82% at December 31, 2012.

•                  Total delinquent loans to total loans for the Traditional Banking segment was 0.63% at December 31, 2013, compared to 0.79% at December 31, 2012.

•                  RB&T’s Mortgage Warehouse Lending portfolio had $150 million in loans outstanding at December 31, 2013 compared to $217 million at December 31, 2012.

•                  Gross Traditional Bank loans declined by $64 million, or 2% during 2013.

•                  Traditional Bank deposits grew by $7 million, or less than 1% during 2013.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income decreased $1.2 million, or 14%, during 2013 compared to the same period in 2012.

•                  While the Bank benefitted from a $0 closing cost promotion initiated at the beginning of 2013 and favorable long-term rates for the first five months of 2013, significant increases in these rates in late May 2013 negatively impacted new loan application volume. The rise in interest rates is expected to continue to negatively impact future loan application volume beyond 2013.

Republic Processing Group segment

•                  The total dollar volume of tax refunds processed during 2013 decreased $7.0 billion, or 66%, from 2012.

•                  RPG incurred a net loss of $1.4 million in 2013 compared to $60.9 million in net income in 2012.

•                  With RB&T’s resolution of its differences with the FDIC through a Stipulation Agreement and Consent Order (collectively, the “Agreement”), RB&T discontinued RALs effective April 30, 2012. Total RAL dollar volume was $796 million during the 2012 tax season. Total interest income on the RAL product was $45.2 million during the 2012 tax season.

•                  RPG recorded a net recovery to its provision for loan losses of $845,000 for 2013, compared to a $6.9 million charge for the same period in 2012.

•                  RPG posted non-interest income of $14.8 million for 2013 compared to $78.5 million for the same period in 2012.

•                  Liberty and JHI unilaterally terminated their contracts with RPG’s TRS division during the third quarter of 2012 and as a result, Republic processed no business during 2013 from either of these tax service providers. On a combined basis, these contracts represented approximately 53% of the Company’s 2012 RT volume.

•                  The TRS division recorded $3.0 million in expenses during 2013 in connection with its contractual disputes with Liberty and JHI and its unsuccessful attempt to acquire H&R Block Bank.

General highlights by segment for the year ended December 31, 2012 consisted of the following:

Traditional Banking segment

•                  Net income increased $28.7 million for 2012 compared to 2011.

•                  On January 27, 2012, RB&T acquired loans and deposits of TCB from the FDIC with a fair value of $57 million and $947 million, resulting in a pre-tax bargain purchase gain of $27.6 million, primarily recorded during the first quarter of 2012.

•                  On September 7, 2012, RB&T acquired loans and deposits of FCB from the FDIC with a fair value of $128 million and $196 million, resulting in a pre-tax bargain purchase gain of $27.8 million, primarily recorded during the third quarter of 2012.

•                  As projected, approximately $905 million and $126 million of the deposit liabilities assumed in the TCB and FCB acquisitions exited RB&T by December 31, 2012 due to the strategic reduction in the interest rates paid on deposits.

•                  Net interest income increased $9.5 million, or 9%, for 2012 to $114.8 million. The Traditional Banking segment net interest margin increased nine basis points for 2012 to 3.64%.

•                  Provision for loan losses was $8.2 million for 2012 compared to $6.4 million for 2011.

•                  Total non-interest income increased $51.0 million for 2012 compared to 2011 primarily due to the pre-tax bargain purchase gains detailed above.

•                  Total non-interest expense increased $13.0 million, or 15%, during 2012 compared to 2011.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.82% at December 31, 2012, compared to 1.02% at December 31, 2011.

•                  RB&T’s Warehouse Lending portfolio had $217 million in loans outstanding at December 31, 2012 compared to $41 million at December 31, 2011.

•                  Gross Traditional Bank loans grew by $365 million, or 16% during 2012, with $139 million attributable to the Company’s 2012 FDIC-assisted acquisitions.

•                  Traditional Bank deposits grew by $249 million, or 14% during 2012, with $112 million attributable to the Company’s 2012 FDIC-assisted acquisitions

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income increased $4.5 million, or 117%, during 2012 compared to 2011.

•                  Mortgage banking income was positively impacted by a significant increase in secondary market loan volume during 2012.

Republic Processing Group segment

•                  The total dollar volume of tax refunds processed during 2012 decreased $1.1 billion, or 9%, from 2011.

•                  Total RAL dollar volume decreased from $1.0 billion during 2011 to $796 million during 2012.

•                  Total RT dollar volume declined $814 million, or 8%, during 2012 compared to 2011.

•                  RPG net income decreased $6.5 million, or 10%, for 2012 compared to the same period in 2011.

•                  Net interest income decreased $13.7 million, or 23%, for 2012 compared to 2011.

•                  RPG recorded a provision for loan losses of $6.9 million for 2012, compared to $11.6 million for 2011.

•                  RPG posted non-interest income of $78.5 million for 2012 compared to $88.6 million for 2011.

•                  RB&T obtained $300 million of Federal Home Loan Bank (“FHLB”) advances during the fourth quarter of 2011 to fund projected RAL volume during the first quarter 2012 tax season. In addition, during the first quarter of 2012, RB&T obtained $252 million of brokered deposits to complete its required funding for the first quarter 2012 tax season.

•                  RPG posted non-interest expenses of $22.5 million for 2012 compared to $31.1 million for 2011.

•                  RB&T permanently discontinued the offering of its RAL product effective April 30, 2012.

•                  Liberty and JHI Service unilaterally terminated their contracts with TRS during the third quarter of 2012.

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

Discussion of 2013 vs. 2012

Total Company net interest income decreased $47.5 million, or 30%, for 2013 compared to 2012. The total Company net interest margin decreased 134 basis points to 3.48% for 2013, with the decrease primarily attributable to the elimination of the RAL product, effective April 30, 2012. The significant components comprising the total Company decrease in net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $2.3 million, or 2%, for 2013 compared to 2012. The Traditional Banking net interest margin was 3.51% for 2013, a decrease of 13 basis points from 2012. The decrease in the Traditional Bank’s net interest income and net interest margin during 2013 was primarily attributable to the following factors:

•                  The Traditional Banking segment continued to experience downward repricing in its loan and investment portfolios during 2013 resulting from ongoing paydowns and early payoffs within its loan and investment portfolios. As a result, the yield in both the loan and investment portfolios of the Bank declined from 2012 to 2013.

•                  Traditional Bank loans experienced yield compression of 19 basis points from 2012 to 2013. Average loans outstanding were $2.47 billion with a weighted average yield of 5.06% during 2012 compared to $2.55 billion with a weighted average yield of 4.88% during 2013.

•                  Traditional Bank taxable investment securities experienced yield compression of 18 basis points from 2012 to 2013. Average taxable investment securities outstanding were $641 million with a weighted average yield of 1.94% during 2012 compared to $528 million with a weighted average yield of 1.76% during 2013.

•                  Partially offsetting the margin compression resulting from the declining yields within the interest-earning asset categories were the following factors:

•                  Average loans outstanding for the Mortgage Warehouse Loan portfolio increased by $32 million from 2012 to 2013. Average loans outstanding were $100 million during 2012 with a weighted-average yield of 4.43% as compared to average loans outstanding of $132 million during 2013 with a weighted-average yield of 4.50%.  As a result, interest income on Warehouse lines of credit increased $1.5 million during 2013 compared to the same period in 2012. These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with one-month LIBOR.

•                  The Traditional Bank’s percentage of average loans to average interest-earning assets increased from 78% in 2012 to 79% in 2013.

•                  The Bank accreted $2.3 million into interest income on loans during 2013 from discounts related to its acquired TCB loan portfolio compared to $836,000 in 2012.

•                  The Bank accreted $4.0 million into interest income on loans during 2013 from discounts related to its FCB loan portfolio compared to $329,000 for the same period in 2012, as the acquisition occurred near the end of the third quarter of 2012.

The total discount accretion of $6.3 million during 2013 that resulted from the TCB and FCB acquisitions positively impacted the Company’s net interest margin by 20 basis points, while the overall operations of the acquisitions contributed $12.3 million in net interest income and added 25 basis points to the net interest margin.  Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $1.6 million for 2014. The accretion estimate for 2014 could be positively impacted by positive workout arrangements in which RB&T receives loan payoffs for amounts greater than the loans’ respective carrying values.

The downward repricing of interest-earning assets is expected to continue to cause compression in Republic’s net interest income and net interest margin in the future. Because the Federal Funds Target Rate (“FFTR”), the index which many of the Bank’s short-term deposit rates track, has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Market Committee of the Federal Reserve Bank (“FRB”) are possible, exacerbating the compression to the Bank’s net interest income and net interest-bearing margin caused by its repricing loans and investments.  In addition, the Bank’s period end balances of loans outstanding at December 31, 2013 were only $18 million higher than its average loan balances for 2013,  presenting a significant challenge for the Bank to increase its average 2014 loan balances significantly above its 2013 average loan balances.  A likely decrease in average loan balances during 2014, in combination with the additional anticipated downward repricing of the Bank’s interest-earning assets, will likely lead to a further decline in the Bank’s net interest income and net interest margin for 2014.

In addition to the margin compression challenges noted above, the Bank also faces margin compression challenges associated with the on-going management of its interest rate risk position. To combat the continued downward repricing in the Bank’s loan and investment portfolios during 2013, a primary strategy for the Bank included the origination of loans with longer repricing durations than the Bank has traditionally originated and retained within its portfolio. Overall, the Bank originated and retained within its loan portfolio $230 million of fixed rate loans during 2013 with maturities of 10 to 15 years and hedged a portion of these long-term assets with $70 million in FHLB advances at a weighted-average rate of 1.61% and a weighted average life of approximately seven years.

This strategy of extending the repricing duration of the Bank’s loans to mitigate the negative repricing trends within its interest-earning assets negatively affected the Bank’s ability to maintain its interest rate risk position within its board-approved policy limits for its economic value of equity (“EVE”) calculation. The EVE represents the difference between the net present value of the Bank’s interest-earning assets and interest bearing liabilities at a point in time. While the Bank’s primary interest rate risk management tool is its earnings simulation model, as presented in the section titled “Asset/Liability Management and Market Risk”, the board has also established policy limits for acceptable changes in the Bank’s EVE based on certain projected changes in market interest rates.

The Bank exceeded the Board’s approved policy limits during the fourth quarter of 2013 related to changes in its EVE for certain assumed changes in market interest rates. To bring its EVE calculation within board-approved policy limits, the Bank borrowed $20 million of long-term FHLB advances with a weighted average life of five years and a weighted average cost of 1.76%.  Also, during the fourth quarter of 2013, the Bank executed two long-term interest rate swaps with notional amounts of $20 million to hedge its cash flows associated with certain immediately repricing liabilities.  While these transactions did help improve the Bank’s EVE interest rate risk position in a rising interest rate environment, they did negatively impact the Bank’s current earnings.

The Bank is unable to determine the ultimate negative impact to the Bank’s net interest spread and margin in the future from all of the matters discussed above because several factors remain unknown, including, but not limited to, the future demand for the Bank’s financial products and its overall future liquidity needs, among many other factors.

See additional discussion regarding the Bank’s interest rate swaps under Footnote 7 “Interest Rate Swaps” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic Processing Group segment

Net interest income within the RPG segment decreased $45.3 million for 2013 compared to the same period in 2012. As previously discussed in this document, the decrease in net interest income at RPG was the result of the Company’s discontinuation of the RAL product effective April 30, 2012.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2013” under “Financial Condition.”

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

The first of these drivers occurred in June 2011 when the Bank purchased approximately $37 million of performing CRE loans at a 13% discount. The Bank made this purchase as one of its strategies to reverse an on-going contraction in its net interest margin. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield of 8.28%.

Secondly, the Bank began offering its Mortgage Warehouse Lending product during June of 2011. During 2012, the Mortgage Warehouse Lending portfolio had average loans outstanding of $100 million achieving an average yield of 4.43%.

The third driver occurred in 2012 when RB&T acquired TCB. As part of the acquisition, RB&T acquired loans, net of loans put back to the FDIC, with a fair value of approximately $57 million and an initial projected effective yield of 7.94%.

The fourth driver related to the average balance of the Bank’s residential real estate loans, which increased $171 million in 2012 compared to 2011 due primarily to growth in the Bank’s Home Equity Amortizing Loan (“HEAL”) product.

Lastly, the fifth driver occurred in September 2012 when RB&T acquired FCB. As part of the FCB acquisition, the Bank acquired loans with a fair value of approximately $128 million and an initial projected effective yield of 7.36%.

Within the liabilities section of the balance sheet, the Bank continued to reprice its interest-bearing deposits lower to partially offset declining asset yields in 2012. In addition, due to the steepness of the yield curve and the FRB’s pledge to keep the FFTR low for an extended period of time, the Bank prepaid $81 million in FHLB advances during the first quarter of 2012 that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with these prepayments, which will save the Bank approximately $2.6 million in interest expense during the period from April 2012 through the first five months of 2013.

In addition, the Bank took advantage of declining interest rates during 2012 to borrow $195 million of long-term advances with a weighted average life of five years and a weighted average cost of 1.37%. The Bank borrowed these funds on a long-term basis to mitigate its interest rate risk position in the event of an increasing rate environment.

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

Table 2 provides detailed Total Company average balances, interest income/expense and rates by each major balance sheet category for the years ended December 31, 2013, 2012 and 2011. Table 3 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates for Years Ended December 31,

	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$527,681	$9,312	1.76%	$640,830	$12,446	1.94%	$678,804	$16,486	2.43%
Federal funds sold and other interest-earning deposits	145,970	413	0.28%	187,790	471	0.25%	315,530	914	0.29%
Refund Anticipation Loan fees(2)(3)	—	—	0.00%	24,182	45,227	187.03%	29,572	59,117	199.91%
All other Bank loans and fees(2)(4)	2,575,146	124,843	4.85%	2,479,968	125,315	5.05%	2,216,687	118,598	5.35%

Total interest-earning assets	3,248,797	134,568	4.14%	3,332,770	183,459	5.50%	3,240,593	195,115	6.02%

Allowance for loan losses	(23,287)			(25,226)			(28,817)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	77,322			164,071			112,513
Premises and equipment, net	33,165			33,672			36,020
Other assets(1)	49,348			55,452			56,612
Total assets	$3,385,345			$3,560,739			$3,416,921

LIABILITIES AND STOCK-HOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$696,295	$484	0.07%	$614,118	$397	0.06%	$422,222	$540	0.13%
Money market accounts	508,288	631	0.12%	478,682	737	0.15%	628,178	1,939	0.31%
Time deposits	187,076	1,365	0.73%	253,567	2,190	0.86%	254,064	4,055	1.60%
Brokered money market and brokered certificates of deposit	123,188	1,613	1.31%	166,088	1,750	1.05%	236,051	2,380	1.01%

Total interest-bearing deposits	1,514,847	4,093	0.27%	1,512,455	5,074	0.34%	1,540,515	8,914	0.58%

Securities sold under agreements to repurchase and other short-term borrowings	170,386	70	0.04%	237,414	375	0.16%	278,861	646	0.23%
Federal Home Loan Bank advances	578,633	14,715	2.54%	560,659	14,833	2.65%	558,249	18,180	3.26%
Subordinated note	41,240	2,515	6.10%	41,240	2,522	6.12%	41,240	2,515	6.10%

Total interest-bearing liabilities	2,305,106	21,393	0.93%	2,351,768	22,804	0.97%	2,418,865	30,255	1.25%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	513,891			624,053			509,457
Other liabilities	19,468			54,822			48,963
Stockholders’ equity	546,880			530,096			439,636
Total liabilities and stock-holders’ equity	$3,385,345			$3,560,739			$3,416,921

Net interest income		$113,175			$160,655			$164,860

Net interest spread			3.21%			4.53%			4.77%

Net interest margin			3.48%			4.82%			5.09%

(continued)

Table 2 — Total Company Average Balance Sheets and Interest Rates for Years Ended December 31, (continued)

(1)             For purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)             The amount of loan fee income included in total interest income was $10.9 million, $50.8 million and $62.3 million for 2013, 2012 and 2011.

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

Table 3 — Total Company Volume/Rate Variance Analysis

		Year Ended December 31, 2013			Year Ended December 31, 2012
		Compared to			Compared to
		Year Ended December 31, 2012			Year Ended December 31, 2011
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(3,134)	$(2,066)	$(1,068)	$(4,040)	$(882)	$(3,158)
Federal funds sold and other interest-earning deposits	(58)	(113)	55	(443)	(333)	(110)
Refund Anticipation Loan fees	(45,227)	(45,227)	—	(13,890)	(10,262)	(3,628)
All other Bank loans and fees	(472)	4,714	(5,186)	6,717	13,553	(6,836)

Net change in interest income	(48,891)	(42,692)	(6,199)	(11,656)	2,076	(13,732)

Interest expense:

Transaction accounts	87	56	31	(143)	187	(330)
Money market accounts	(106)	44	(150)	(1,202)	(387)	(815)
Time deposits	(825)	(518)	(307)	(1,865)	(8)	(1,857)
Brokered money market and brokered certificates of deposit	(137)	(509)	372	(630)	(733)	103
Securities sold under agreements to repurchase and other short-term borrowings	(305)	(84)	(221)	(271)	(86)	(185)
Federal Home Loan Bank advances	(118)	468	(586)	(3,347)	78	(3,425)
Subordinated note	(7)	—	(7)	7	—	7

Net change in interest expense	(1,411)	(543)	(868)	(7,451)	(949)	(6,502)

Net change in net interest income	$(47,480)	$(42,149)	$(5,331)	$(4,205)	$3,025	$(7,230)

Provision for Loan Losses

Discussion of 2013 vs. 2012

The Company recorded total provision for loan losses of $3.0 million for 2013 compared to $15.0 million during 2012. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during 2013 was $3.8 million, a $4.3 million, or 53%, decline from the $8.2 million recorded during 2012. The significant components comprising the Traditional Bank’s decreased provision for loan losses were as follows:

•                  The Bank recorded provision for loan losses related to its purchased credit impaired loans of $1.3 million during 2013. These provisions reflected probable shortfalls in cash flows below initial day-one estimates for these loans. Analogous provisions during 2012 were significantly lower, as the FCB acquisition was still within its initial day-one measurement period at December 31, 2012, and the TCB acquisition was only three months out of its initial day-one measurement period.

•                  The Bank recorded a net increase to the provision of $930,000 in 2013 associated with residential mortgage TDRs compared to $2.0 million for the same period in 2012, as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. Provisions were primarily calculated utilizing discounted cash flow analyses.

•                  Approximately $4.7 million of the provision for loan losses for 2012 was attributable to the Bank’s substandard classified loan portfolios. The Bank significantly increased allocations for relationships that were either downgraded to substandard or displayed further signs of credit deterioration during the year. A net recovery to the provision of $94,000 was made for substandard classified loans in 2013 due to favorable reevaluations and workouts of substandard classified loans.

•                  The Bank recorded provision expense of approximately $2.0 million during 2013 compared to $1.2 million for the same period in 2012 attributable to increases in the Bank’s general loan loss reserves for its pass-rated credits, excluding its 2012 acquired loans. These provisions were generally due to growth in the loan portfolios combined with movements in historical loss percentages and qualitative factors.

See the sections titled “Allowance for Loan Losses and Provision for Loan Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the provision for loan losses and the Bank’s delinquent, non-performing, impaired and TDR loans.

Republic Processing Group segment

The Company ceased offering the RAL product effective April 30, 2012. As a result, RPG experienced no RAL losses during 2013. During 2013, the Company recorded a credit of $845,000 to provision expense for recoveries of prior period RAL losses. During the 2012, the Company recorded a net provision of $6.9 million for probable RAL losses.

Provision for Loan Losses

Discussion of 2012 vs. 2011

The Company recorded total provision for loan losses of $15.0 million for 2012 compared to $18.0 million during 2011. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during 2012 was $8.2 million, a $1.8 million, or 27%, increase from 2011. The net increase in the provision for loan losses related to the following:

•                  The Bank experienced a $792,000 net provision for loan loss increase in the Bank’s general loan loss reserves for its pass-rated credits. Approximately $437,000 of the increase was due to qualitative factors allocated to the warehouse lending portfolio. While the Company’s warehouse lending portfolio has experienced no charge-offs in its brief history, the portfolio’s rapid growth and concentration during 2012 was judged a qualitative risk.

•                  The Bank experienced a net provision for loan loss decrease of $651,000 in 2012 associated with required reserves for its large classified loan portfolio.

•                  The Bank recorded a net provision for loan loss decrease of $440,000 in 2012 related to improvement in the past due 90-days and non-accrual retail loan portfolios.

•                  The Bank recorded $2.0 million in provision for loan losses in 2012 associated with residential mortgage TDRs as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. The provision was primarily calculated utilizing discounted cash flow analyses.

•                  During 2012, the Bank recorded $500,000 less in credits to its provision for loan losses for recoveries of previously charged off loans than it did during 2011.

Republic Processing Group segment

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

Non-Interest Income

Table 4 — Analysis of Non-interest income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2013	2012	2011	2013/2012	2012/2011

Service charges on deposit accounts	$13,953	$13,496	$14,105	3%	-4%
Net refund transfer fees	13,884	78,304	88,195	-82%	-11%
Mortgage banking income	7,258	8,447	3,899	-14%	117%
Debit card interchange fee income	6,512	5,817	5,791	12%	0%
Bargain purchase gain - Tennessee Commerce Bank	—	27,614	—	-100%	100%
Bargain purchase gain - First Commercial Bank	1,324	27,824	—	-95%	100%
Gain on sale of banking center	—	—	2,856	0%	-100%
Gain on sale of securities available for sale	—	56	2,285	-100%	0%
Net gain on sale of other real estate owned	2,170	416	444	422%	0%
Increase in cash surrender value of BOLI	86	—	—	100%	0%
Net impairment loss on investment securities	—	—	(279)	0%	-100%
Other	2,782	3,104	2,328	-10%	33%

Total non interest income	$47,969	$165,078	$119,624	-71%	38%

Discussion of 2013 vs. 2012

Total Company non-interest income decreased $117.1 million, or 71%, for 2013 compared to 2012. The most significant components comprising the total Company increase in non-interest income were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $52.2 million, or 67%, for 2013 compared to 2012.

During 2012, the Company recorded bargain purchase gains of $55.4 million as a result of its FDIC-assisted acquisitions of TCB and FCB. The bargain purchase gains were realized because the overall price paid by RB&T was substantially less than the fair value of the TCB and FCB assets acquired and liabilities assumed in the transactions.

Service charges on deposit accounts were $14.0 million during 2013 compared to $13.5 million for the same period in 2012. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total net per item fees included in service charges on deposits for 2013 and 2012 were $8.0 million and $7.5 million. The total daily overdraft charges, net of refunds, included in interest income for 2013 and 2012 was $1.7 million in both periods.

Net gain on the sale of OREO was $2.2 million for the sale of 117 properties during 2013, as compared to a net gain of $416,000 from the sale of 137 properties during 2012.  Approximately $1.0 million of the 2013 net gain related to assets acquired in the 2012 FDIC-assisted acquisitions.

See additional discussion regarding the 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

During November 2013, the Bank purchased $25 million of Bank Owned Life Insurance (“BOLI”).  The BOLI offers tax advantaged non-interest income to help the Bank cover employee-related benefits expenses.  The $25 million of BOLI is expected to add approximately $750,000 of tax-exempt non-interest income to the Bank’s earnings in 2014.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.2 million, or 14%, during 2013 compared to the same period in 2012.

Mortgage banking income for 2013 was negatively impacted by a sharp increase in long-term interest rates beginning in May 2013, which led to a significant decrease in secondary market loan volume as compared to the same time period in the prior year. Overall, Republic’s proceeds from the sale of secondary market loans totaled $305 million during 2013 compared to $256 million during the same period in 2012, with the majority of the 2013 application volume occurring during the first half of 2013.

While long-term interest rates at December 31, 2013 were relatively low as compared to longer-term historical levels, they were at their highest level in almost two years.  The rise in interest rates is expected to continue to negatively impact future loan application volume during 2014.

The Bank maintained an MSR impairment reserve of $345,000 at December 31, 2012. Due to the increase in long-term interest rates during 2013, the fair value of the Bank’s MSRs increased, as prepayment speed assumptions were adjusted lower. As a result of the increase in the fair value of the Bank’s MSRs, all $345,000 of MSR impairment reserve was reversed back into income during 2013.

See additional discussion regarding Mortgage Banking under Footnote 6 “Mortgage Banking Activities” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic Processing Group segment

RPG non-interest income decreased $63.8 million, or 81%, during 2013 compared to the same period in 2012. The decrease was the result of pricing pressures via revenue sharing driven by increased competition resulting from the elimination of the RAL product and the previously disclosed termination of RB&T’s contracts with Liberty and JHI.

With regard to the TRS division of the RPG segment, TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products were, historically, at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Agreement, RB&T discontinued RALs effective April 30, 2012. Without the ability to originate RALs, RB&T continues to face increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, RB&T has incurred substantial pressure on its profit margin for RT products via revenue sharing arrangements with its various partners.

Furthermore, management believes that the Agreement with the FDIC also negatively impacts RB&T’s ability to originate RT products. As previously disclosed, the Agreement contains a provision for an Electronic Return Originator (“ERO”) Plan to be administered by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that may not currently be required by regulators for RB&T’s competitors in the tax business. These additional requirements make attracting new relationships, retaining existing relationships, and maintaining profit margin for RTs more difficult for RB&T. Management estimates net RT revenues could continue to be reduced beyond 2013 if these competitive disadvantages remain in place.

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

As previously disclosed in this document, RB&T’s third party arbitration with JHI was concluded during the fourth quarter of 2013.  With the matter resolved, RB&T entered into a new two-year agreement with JHI pursuant to which it began processing refunds for JHI clients in January 2014.  The contract is expected to increase RPG’s annual net revenue by approximately 12% per year above its 2013 net revenue level.  Additional overhead expenses with the new contract are expected to be minimal.

RB&T’s contract dispute with Liberty was resolved during January 2014 with a nominal amount of related legal expense during 2013. The Company does not anticipate any additional future legal expense associated with this matter. With the matter resolved, RB&T entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015.  Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenues for the two year term of the contract by an average of approximately 16% over its 2013 net revenue level.  Additional overhead expenses with the new contract are expected to be immaterial.

Discussion of 2012 vs. 2011

Total Company non-interest income increased $45.5 million, or 38%, for 2012 compared to 2011. The most significant components comprising the total Company increase in non-interest income were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income increased $51.0 million during 2012 compared to 2011.

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

As a result of the new fee structure, the Bank’s retail checking account base declined substantially from July 1, 2011 through January 31, 2012, further contributing to the decline in overdraft related revenue. The Bank experienced nominal growth in its retail checking account base from January 31, 2012 through December 31, 2013.

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

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $4.5 million, or 117%, during 2012 compared to the same period in 2011. Mortgage banking income was positively impacted by an increase in secondary market loan volume during 2012, which resulted from the continued low long-term interest rate environment. The Bank’s loan sales during 2012 consisted of 19% purchase transactions and 81% refinance transactions, as refinances in particular were fueled by the low long-term rate environment. During 2012, the Bank recorded proceeds from the sale of mortgage loans of $256 million compared to $153 million during the same period in 2011. Secondary market pricing also generally improved across the industry during 2012 compared to the prior year.

In addition to the factors noted in the previous paragraph, due to the reduction in long-term interest rates during 2012, the fair value of the Bank’s MSRs declined as prepayment speed assumptions were adjusted higher. As a result of the decline in the fair value of the Bank’s MSRs, an additional impairment charge of $142,000 was recorded during 2012.

Republic Processing Group segment

RPG non-interest income decreased $10.0 million, or 11%, during 2012 compared to the same period in 2011. Net RT fees decreased $9.9 million for 2012 primarily attributable to the overall decrease in volume during the tax season. More specifically within the RT category, RT check fees decreased 12% consistent with a 12% decrease in volume. The decline in RT checks fees was partially offset by a 10% increase in direct deposit on-line RT fees driven by a 10% increase in this lower-margin RT product. As with the decrease RPG experienced in RAL volume, management believes the decrease in RT volume, which is generated through store-front locations, was a direct result of a shift in consumer demand toward lower-priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

Non-Interest Expenses

Table 5 — Analysis of Non-Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2013	2012	2011	2013/2012	2012/2011

Salaries and employee benefits	$57,778	$60,633	$54,966	-5%	10%
Occupancy and equipment, net	21,918	22,474	21,713	-2%	4%
Communication and transportation	4,128	5,806	5,695	-29%	2%
Marketing and development	3,353	3,429	3,237	-2%	6%
FDIC insurance expense	1,682	1,403	4,425	20%	-68%
Bank franchise tax expense	4,115	3,916	3,645	5%	7%
Data processing	3,333	4,309	3,207	-23%	34%
Debit card interchange expense	2,850	2,462	2,239	16%	10%
Supplies	1,157	2,114	2,353	-45%	-10%
Other real estate owned expense	3,446	3,537	2,356	-3%	50%
Charitable contributions	1,004	3,341	5,933	-70%	-44%
Legal expense	4,627	1,866	3,969	148%	-53%
FDIC civil money penalty	—	—	900	0%	-100%
FHLB advance prepayment penalty	—	2,436	—	-100%	100%
Other	8,272	9,019	7,683	-8%	17%

Total non interest expenses	$117,663	$126,745	$122,321	-7%	4%

Discussion of 2013 vs. 2012

Total Company non-interest expenses in 2013 decreased $9.1 million, or 7%, from 2012. The most significant components comprising the change in non-interest expense were as follows:

Traditional Banking segment

Total Traditional Bank non-interest expenses in 2013 decreased $2.3 million, or 2%, from 2012.

Salaries and benefits in 2013 increased $402,000 over 2012 due primarily to a rise in salaries and benefits resulting from an increase in the Traditional Banking segment’s full time equivalent employees (“FTEs”) for the first three quarters of 2013. The increase in the Traditional Bank’s FTEs was the result of retaining employees its FDIC-assisted acquired banks and the hiring of additional employees to support the FDIC-assisted acquired banks’ operations and the Bank’s long-term growth plans.  The increase in salaries and benefits during 2013 was partially offset by a $2.6 million reduction in incentive compensation accruals as anticipated bonus payouts for 2013 were expected to be approximately $763,000 as compared to $2.7 million for 2012 payouts.

Also marginally impacting salaries and benefits during the fourth quarter of 2013 was $150,000 in expenses for anticipated severance payouts related to a Bank-related reduction in force (“RIF”).  Primarily as a result of the Bank’s RIF, its total FTE’s decreased from 742 at September 30, 2013 to 675 at December 31, 2013.  The Bank’s FTEs were 729 at December 31, 2012.  In addition to the RIF, the Bank substantially eliminated all merit increases for its year-end 2013 employee evaluations.  The RIF in combination with the substantial elimination of annual merit increases is expected to save the Company approximately $2.3 million in salaries and benefits for the 2014 calendar year.

Contributions expense in 2013 decreased $486,000 from 2012 due to the first quarter 2012 contribution to the Republic Bank Foundation.

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with this prepayment during 2012.

Data processing expense in 2013 decreased $973,000 from 2012 primarily due to $912,000 in data processing costs incurred during 2012 related to the TCB and FCB acquisitions.

Audit and professional fees in 2013 decreased $340,000 from 2012 due primarily to additional audit and third party consulting fees in 2012 related to the 2012 FDIC-assisted acquisitions.

Amortization expense of the Traditional Bank’s core deposit intangible asset in 2013 increased $339,000 over 2012, as the Bank accelerated the amortization of this asset consistent with the Company’s decision to close its sole banking center in the Minnesota market.

See additional discussion regarding the 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic Processing Group segment

Total RPG non-interest expenses in 2013 decreased $6.3 million, or 28%, from 2012.

Salaries and employee benefits during 2013 decreased $2.9 million, or 29%, from 2012 as RPG reflected lower contract labor staffing costs, reduced bonus payouts tied to TRS’ operating performance as compared to goal, and a reduction in staff at TRS consistent with a decline in overall segment revenues.

Legal expense at RPG during 2013 was $3.0 million compared to $283,000 for 2012.  The increase in legal expenses during 2013 was directly associated with the Company’s contract termination disputes with JHI and Liberty. In addition, the Company also incurred legal expenses during 2013 related to a now terminated Purchase and Assumption Agreement (the “P&A Agreement”) and the negotiations of a Master Services Agreement (“MSA”)  and Receivables Participation Agreement (“RPA”) with H&R Block.

In total, RPG incurred $717,000 in legal expenses during 2013 associated with the P&A Agreement and the negotiation of the MSA.  The Company does not anticipate there will be any additional costs associated with this transaction going forward.

See the Company’s Form 8-K filed with the SEC on July 11, 2013 for additional information on the Company’s entry into the now terminated P&A Agreement.

See the Company’s Form 8-K filed with the SEC on October 8, 2013 disclosing the termination of the P&A Agreement.

RB&T’s third party arbitration with JHI was concluded during the fourth quarter of 2013.  Legal related expenses associated with the arbitration totaled $2.2 million for 2013, with $1.4 million of those expenses being incurred during the fourth quarter of 2013.  The Company does not anticipate any additional future legal expenses associated with this matter.  With the matter resolved, RB&T entered into a new two-year agreement with JHI pursuant to which it began processing refunds for JHI clients in January 2014. Additional overhead expenses with the new contract are expected to be minimal.

RB&T’s contract dispute with Liberty was resolved during January 2014 with a nominal amount of related legal expense during 2013. The Company does not anticipate any additional future legal expense associated with this matter. With the matter resolved, RB&T entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015.  Additional overhead expenses with the new contract are expected to be immaterial.

Charitable contributions in 2013 decreased $1.9 million from 2012.  The decrease was the result of the $2.5 million total company contribution made to the Republic Bank Foundation in 2012 with no contribution being made during 2013.  The contribution to the Republic Bank Foundation was allocated to the Company’s business segments using a formula based on the segments’ overall profits.

The following expenses and their related decreases were a function of the elimination of the RAL product and the decline in RT volume from 2012 to 2013 leading to a reduced demand for resources to facilitate the business:

•                  Occupancy and equipment expense decreased $935,000, or 27%;

•                  Communication and transportation expenses decreased $1.6 million, or 77%;

•                  Audit and professional fees decreased $579,000, or 77%; and

•                  Supplies expense decreased $930,000, or 78%.

Discussion of 2012 vs. 2011

Total Company non-interest expenses increased $4.4 million, or 4%, for 2012 compared to 2011. The most significant components comprising the change in non-interest expense were as follows:

Traditional Banking segment

Non-interest expense within the Traditional Banking segment was $100 million during 2012, an increase of $13 million over 2011. Approximately $9.5 million of the increase in non-interest expenses during 2012 related to the Company’s 2012 FDIC-assisted acquisitions, with $6.2 million related to the TCB acquisition and $3.3 million related to the FCB acquisition. Expenses related to the TCB acquisition declined during the third quarter of 2012 as a result of the branch consolidation and core system conversion in July 2012. The FCB branch consolidation and core system conversion occurred in February 2013. Overall, traditional banking expenses not associated with the 2012 acquisitions, increased $3.5 million, or 4% from 2011. The most notable changes in the Traditional Banking’s non-interest expenses are discussed in the following paragraphs.

Salaries and benefits in 2012 increased $6.2 million over 2011. The Bank incurred $4.0 million in salaries and benefit expense directly associated with the Company’s 2012 FDIC-assisted acquisitions; including approximately $2.0 million related to incentive compensation accruals. Approximately $272,000 of incentive compensation related to retention bonuses payable to the acquired bank employees to encourage them to remain with the Bank through various dates up through system conversion. Approximately $1.1 million of incentive compensation was for short-term bonuses for Bank employees related to a successful system conversion, with another $670,000 for Bank associates related to a two-year profitability goal tied to the acquisitions.

Further contributing to the Traditional Bank’s rise in salaries and benefits was an increase in the Traditional Banking segment’s FTEs, which rose from 641 at December 31, 2011 to 729 at December 31, 2012. The increase in the Traditional Bank’s FTEs was the result of retaining employees at the acquired banks and the hiring of additional employees to support the acquired operations and the Bank’s long-term growth plans. In addition, the Bank recorded a $2.3 million increase in incentive compensation payouts during 2012 as compared to 2011 as the Bank generally achieved a more favorable performance compared to its budgeted goals in 2012 compared to 2011.

Occupancy and equipment expense in 2012 increased $1.2 million over 2011. Substantially all of the fluctuation was attributable to the Company’s 2012 FDIC-assisted acquisitions for expense items such as rent, leased and rented equipment and equipment service.

Data processing expense in 2012 increased $1.1 million over 2011, with $912,000 of the increase attributable to the data processing costs and internet banking enhancements for the Company’s 2012 FDIC-assisted acquisitions.

FDIC insurance expense in 2012 decreased $1.1 from 2011. The decrease primarily occurred due to more favorable insurance premium calculations for the Company and its risk profile resulting from the implementation of the Dodd-Frank Act. As a result of the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. The change was effective for the second quarter of 2011. The decrease in expense resulting from the more favorable premium calculations was partially offset with a $93,000 increase resulting from the Company’s 2012 FDIC-assisted acquisitions.

Other real estate owned expense in 2012 increased $1.2 million over 2011, with $818,000 of the increase attributable to the Company’s 2012 FDIC-assisted acquisitions.

Contributions expense in 2012 increased $473,000 over 2011, primarily due to the first quarter contribution to the Republic Bank Foundation. See additional discussion below under “Republic Processing Group segment.”

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank recognized a $2.4 million early termination penalty during the first quarter of 2012 in connection with this prepayment.

Traditional banking other expense in 2012 increased $1.6 million over 2011. Approximately $2.0 million of this increase related to the Company’s 2012 FDIC-assisted acquisitions, for expenses such as audit and professional fees and legal expenses. Offsetting the increase due to the acquisitions, banking center and ATM service promotional expense decreased by $419,000 during 2012. The decline was the direct result of the Bank’s new fee structure for retail checking accounts implemented during 2011. The new fee structure significantly reduced the number of client foreign ATM reimbursements paid by the Bank.

Republic Processing Group segment

RPG non-interest expenses in 2012 decreased $8.6 million, or 28%, from 2011.

Salaries and employee benefits in 2012 decreased $553,000, or 5%, from 2011. The 2012 year reflected lower contract labor staffing costs and reduced bonus payouts tied to the achievement of gross operating profit goals.

FDIC insurance expense in 2012 decreased $1.9 million, or 92% from 2011.  The decrease was primarily related to the new insurance calculation noted in the “Traditional Banking” discussion above and to the elimination of a higher assessment rate levied against the Bank for its deposit insurance during 2011 resulting from facts and circumstances specific to the Bank and the TRS division.

Bank Franchise expense in 2012 related to the RPG segment increased $350,000 over 2011 primarily due to an increase in capital associated with continued strong earnings and the higher capital base. Bank franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise tax is paid to the Commonwealth of Kentucky.

Legal expense at the RPG segment was $283,000 for 2012 compared to $2.3 million for 2011. The decrease in legal expense was directly related to the December 2011 resolution of RB&T’s on-going regulatory actions with the FDIC as described in the Agreement.

Charitable contribution expense in 2012 totaled $1.9 million at the TRS, as RB&T made a $2.5 million contribution to the Republic Bank Foundation, which was allocated between the Company’s business operating segments using a formula based on pre-tax profits for the quarter. Charitable contribution expense totaled $4.9 million at the TRS division for 2011, as RB&T made a $5 million contribution to the Republic Bank Foundation. The Republic Bank Foundation was formed in 2010 to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio, Tennessee and Florida.

During the second quarter of 2011, the FDIC assessed a Civil Money Penalty against RB&T at a $2.0 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income during the fourth quarter of 2011.

Income Tax Expenses

Republic Processing Group segment

The Company’s RPG segment recorded additional income tax expense of $1.1 million for the fourth quarter of 2013 primarily related to additional ASC 740-10, Accounting for Uncertainty in Income Taxes, accruals recorded for possible state income tax payments beyond the Company’s original estimates related to the tax years 2010 through 2013.  The Company attributed the increased state income taxes to the RPG segment, as RPG generated the substantial majority of the Company’s state income tax exposure outside of its geographic footprint during the tax years noted.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $171 million in cash and cash equivalents at December 31, 2013 compared to $138 million at December 31, 2012. The Bank’s restricted cash includes $2 million in a money market account as collateral to secure settlement obligations related to the RPG segment’s prepaid card program as of December 31, 2013. No similar collateral was maintained as of December 31, 2012.

For cash held at the FRB, the Bank earns a yield of 0.25% on amounts in excess of required reserves. For all other cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest. Due to ongoing contraction within the Bank’s net interest margin, management is anticipating that it will maintain a general near-term strategy to keep minimal amounts of cash on its balance sheet; however, this strategy will likely be significantly influenced by the Company’s on-going interest rate risk management practices and strategies, which could limit the Company’s ability to invest its cash into higher yielding earning assets.

Investment Securities

Table 6 — Investment Securities Portfolio

December 31, (in thousands)	2013	2012	2011

Securities available for sale (fair value):

U.S. Treasury securities and U.S. Government agencies	$97,465	$39,472	$152,674
Private label mortgage backed security	5,485	5,687	4,542
Mortgage backed securities - residential	150,087	197,210	293,329
Collateralized mortgage obligations	163,946	195,877	195,403
Mutual fund	995	—	—
Corporate bonds	14,915	—	—
Total securities available for sale	432,893	438,246	645,948

Securities held to maturity (carrying value):

U.S. Treasury securities and U.S. Government agencies	2,311	4,388	4,233
Mortgage backed securities - residential	420	827	1,376
Collateralized mortgage obligations	42,913	40,795	22,465
Corporate bonds	5,000	—	—
Total securities held to maturity	50,644	46,010	28,074

Total investment securities	$483,537	$484,256	$674,022

Securities available for sale primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaining eligible securities that are not pledged to secure client repurchase agreements may be pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowing line. Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

During 2013, part of the Bank’s strategy to mitigate contraction within its net interest income was to grow its investment securities portfolio. As a result, the Bank purchased $113 million in U.S. Government agencies, $76 million in MBSs, and $20 million in floating rate corporate bonds. The corporate bonds purchased during 2013 have a weighted average yield of 1.36% and an expected weighted-average life of seven years.  All other securities purchased during 2013 have a weighted average yield of 1.44% and an expected weighted-average life of less than five years.  The majority of the funds employed to purchase the aforementioned securities were previously invested in cash equivalents earning approximately twenty-five basis points.

The $20 million of floating rate corporate bonds purchased during the second quarter of 2013 were rated “investment grade” by accredited ratings agencies as of their respective purchase dates, and represented approximately 4% of the Bank’s investment portfolio as of December 31, 2013. While management does not consider these bonds to be material relative to the Bank’s overall balance sheet structure, these purchases do represent a strategic deviation from the Bank’s historical purchase patterns of primarily U.S. Government or U.S. Government Agency backed securities.

Management does not anticipate material future purchases of corporate bonds in the future.  The Company will likely continue to grow its U.S. Government and U.S. Government Agency investment securities portfolio during 2014 in order to combat its anticipated net interest income contraction.  The amounts and types of securities it purchases in 2014, however, will also likely be heavily dependent upon the Company’s overall interest rate risk position, which could limit the Company’s ability to mitigate its anticipated contraction in its net interest income.

Detail of the fair value of the Bank’s mortgage backed investment securities follows:

Table 7 — Mortgage Backed Investment Securities

December 31, (in thousands)	2013	2012

Private label mortgage backed security	$5,485	$5,687
Mortgage backed securities - residential	150,550	198,100
Collateralized mortgage obligations	207,062	236,988
Total mortgage backed securities fair value	$363,097	$440,775

For discussion of the Bank’s private label mortgage backed security, see “Critical Accounting Policies and Estimates” in this section of the filing and Footnote 3 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

In addition, the Bank holds agency structured notes in the investment portfolio, which consist of step up bonds. A step up bond pays an initial coupon rate for the first period, and then a higher coupon rate for the following periods. The Bank increased its investment in structured notes by $30 million during 2013 due to favorable market terms. These investments are predominantly classified as available for sale. The amortized cost and fair value of the structured note investment portfolio follows:

Table 8 — Structured Notes

December 31, (in thousands)	2013	2012

Amortized cost	$30,492	$509
Fair value	30,467	508

The amortized cost/carrying amount, fair value, weighted average yield and weighted average maturity of the investment portfolio at December 31, 2013 follows:

Table 9 — Securities Available for Sale

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2013 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$24,395	$24,760	1.78%	1.22
Due from one year to five years	70,259	70,237	1.45%	4.18
Due from five years to ten years	2,503	2,468	2.66%	5.64
Total U.S. Treasury securities and U.S. Government agencies	97,157	97,465	1.57%	3.47
Corporate bonds:
Due from five years to ten years	15,015	14,915	1.26%	7.60
Total Corporate bonds	15,015	14,915	1.26%	7.60
Private label mortgage backed security	4,740	5,485	6.58%	4.11
Total mortgage backed securities - residential	146,087	150,087	2.20%	3.65
Total collateralized mortgage obligations	164,264	163,946	1.28%	4.91
Mutual fund	1,000	995	0.07%	NM
Total securities available for sale	$428,263	$432,893	1.71%	4.24

NM = Not meaningful. Security does not have a finite maturity.

Table 10 — Securities Held to Maturity

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2013 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$508	$512	1.43%	3.12
Due from one year to five years	1,803	1,793	1.48%	6.38
Total U.S. Treasury securities and U.S. Government agencies:	2,311	2,305	2.17%	1.79
Corporate bonds:
Due from one year to five years	5,000	4,884	1.48%	6.38
Total corporate bonds	5,000	4,884	1.48%	6.38
Total mortgage backed securities - residential	420	463	5.66%	3.73
Total collateralized mortgage obligations	42,913	43,116	0.89%	6.34
Total securities held to maturity	$50,644	$50,768	1.02%	6.16

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $60 million, or 2%, during 2013 to $2.6 billion at December 31, 2013. Following are the more significant factors contributing to fluctuations in the Bank’s loan portfolio:

Loans Associated with the 2012 FDIC-Assisted Acquisitions

The contractual amount of the loans associated with the TCB transaction decreased from $42 million as of December 31, 2012 to $34 million as of December 31, 2013. The carrying value of these loans decreased from $31 million at December 31, 2012 to $29 million as of December 31, 2013, as the Bank has continued efforts to establish itself in this new market and work acquired problem loans out of the Bank.

The contractual amount of the loans associated with the FCB transaction decreased from $139 million as of December 31, 2012 to $85 million as of December 31, 2013. The carrying value of these loans decreased from $108 million as of December 31, 2012 to $68 million as of December 31, 2013, as the Bank has mainly focused its resources towards working the problem loans out of the Bank and servicing the performing loans from the transaction.

See additional discussion regarding the 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

As of December 31, 2013 RB&T had $150 million of outstanding loans from total committed credit lines of $358 million. As of December 31, 2012, RB&T had $217 million of outstanding loans from total committed credit lines of $331 million. The $67 million decrease in the outstanding balances of mortgage warehouse loans was primarily due to the rise in long-term interest rates during the latter part of the second quarter of 2013, which negatively impacted refinance volume among RB&T’s mortgage warehouse clients.

RB&T’s mortgage warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among RB&T’s mortgage banking clients. During 2013 and 2012, RB&T’s warehouse volume consisted of 63% and 47% purchase transactions in which the mortgage company’s borrower was purchasing a new residence, and 37% and 53% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates.

RB&T’s warehouse lending business did benefit during 2012 and the first five months of 2013 from low or declining long-term residential mortgage rates which incentivized a high volume of borrowers to refinance their mortgages. Long-term interest rates, however, began rising rapidly in May of 2013. These increases in long-term residential mortgage interest rates have and will likely continue to decrease refinance activity and, without an equivalent increase in purchases and/or growth in RB&T’s warehouse client base, will likely have a negative impact on RB&T’s mortgage warehouse loans outstanding beyond 2013.

Fixed Rate Commercial Real Estate Loan Initiatives

As an additional effort to grow its loan portfolio and further combat net interest income compression, the Bank began offering a promotional 15-year fixed-rate CRE loan during the first quarter of 2013. The initial offering rate on these loans was 3.50% when the program was started in January of 2013, but was later adjusted to 3.79% in February 2013 and 3.95% in June 2013, consistent with the market demand and the interest rate environment.  During 2013, the Bank closed approximately $83 million of these loans with a weighted average rate of approximately 3.65%. To partially mitigate the risk of rising interest rates related to these longer-term loans, the Bank borrowed $70 million from the FHLB with a weighted average rate of 1.61% and a weighted average life of approximately six years.

With market conditions changing in late second quarter 2013, the Bank ceased accepting new loan applications for the 15-year promotional CRE product and began promoting CRE products of shorter-term and therefore lower interest rate risk. The Bank continues to adjust its CRE product offerings to fit customer demand and stay within credit and interest rate risk tolerances.

The table below illustrates Republic’s loan portfolio composition for the past five years:

Table 11A — Loan Portfolio Composition

December 31, (in thousands)	2013	2012	2011	2010	2009

Residential real estate:
Owner occupied	$1,097,795	$1,145,495	$985,735	$918,407	$976,348
Non owner occupied	110,809	74,539	99,161	126,404	120,963
Commercial real estate	773,173	714,642	639,966	640,872	641,451
Commercial real estate - purchased whole loans	34,186	33,531	32,741	—	—
Construction & land development	44,351	68,214	67,406	68,701	83,090
Commercial & industrial	127,763	130,681	119,117	108,720	104,274
Warehouse lines of credit	149,576	216,576	41,496	—	—
Home equity	226,782	241,607	280,235	289,945	318,449
Consumer:
Credit cards	9,030	8,716	8,580	8,213	8,052
Overdrafts	944	955	950	901	2,006
Other consumer	15,383	15,241	9,908	13,077	13,599

Total gross loans	$2,589,792	$2,650,197	$2,285,295	$2,175,240	$2,268,232

2012 FDIC-Assisted Acquisitions:

The composition of TCB and FCB loans outstanding at December 31, 2013 and 2012 follows:

Table 11B — Loan Portfolio Composition

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2013 (in thousands)	Bank	Bank	Banks

Residential real estate	$10,191	$19,554	$29,745
Commercial real estate	13,398	43,167	56,565
Construction & land development	295	1,614	1,909
Commercial & industrial	329	2,867	3,196
Home equity	4,270	366	4,636
Consumer:
Credit cards	205	—	205
Overdrafts	4	—	4
Other consumer	73	129	202
Total gross loans	$28,765	$67,697	$96,462

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Residential real estate	$12,270	$32,459	$44,729
Commercial real estate	8,015	61,758	69,773
Construction & land development	4,235	3,301	7,536
Commercial & industrial	1,284	9,405	10,689
Home equity	4,183	385	4,568
Consumer:
Credit cards	321	—	321
Overdrafts	1	11	12
Other consumer	655	333	988
Total loans	$30,964	$107,652	$138,616

The table below illustrates the Bank’s maturities and repricing frequency, including estimated prepayments for the loan portfolio:

Table 12 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2013 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate:	$600,348	$97,248	$249,176	$253,924
Commercial real estate	412,496	117,557	204,585	90,354
Construction & land development	10,859	3,018	5,224	2,617
Commercial & industrial	63,405	20,492	35,505	7,408
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	944	944	—	—
Other consumer	13,067	5,252	5,658	2,157
Total fixed rate loans	$1,101,119	$244,511	$500,148	$356,460

Variable rate loan maturities:

Residential real estate:	$608,256	$215,735	$301,392	$91,129
Commercial real estate	394,863	188,123	175,547	31,193
Construction & land development	33,492	30,139	3,303	50
Commercial & industrial	64,358	45,687	10,515	8,156
Warehouse lines of credit	149,576	149,576	—	—
Home equity	226,782	226,477	301	4
Consumer:
Credit cards	9,030	9,030	—	—
Overdrafts	—	—	—	—
Other consumer	2,316	2,316	—	—
Total variable rate loans	$1,488,673	$867,083	$491,058	$130,532

Total:

Residential real estate:	$1,208,604	$312,983	$550,568	$345,053
Commercial real estate	807,359	305,680	380,132	121,547
Construction & land development	44,351	33,157	8,527	2,667
Commercial & industrial	127,763	66,179	46,020	15,564
Warehouse lines of credit	149,576	149,576	—	—
Home equity	226,782	226,477	301	4
Consumer:
Credit cards	9,030	9,030	—	—
Overdrafts	944	944	—	—
Other consumer	15,383	7,568	5,658	2,157
Total loans	$2,589,792	$1,111,594	$991,206	$486,992

Allowance for Loan Losses and Provision for Loan Losses

The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component is based on historical loss experience adjusted for qualitative factors.

A Bank-originated loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A Purchased Credit Impaired (“PCI”) loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Loans that meet the following classifications are considered impaired:

•                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

•                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial estimate;

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s classified and special mention loans are generally C&I and CRE loans but also include large single family residential and home equity loans, as well as TDRs, whether retail or commercial in nature. The Bank reviews and monitors these loans on a regular basis. Generally, loans are designated as classified or special mention to ensure more frequent monitoring. These loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original or modified contractual terms, then the loan is generally downgraded and often placed on non-accrual status.

GAAP recognizes three methods to measure specific loan impairment, including:

•                  Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bank employs this method for a significant portion of its impaired TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the loan’s expected future cash flows and changes in the recorded investment in such loans.

•                  Collateral Method — The recorded investment in the loan is measured against the fair value of the loan’s collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when the loan’s repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate appraisal on file.  Measured impairment under this method is classified loss and charged off. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the loan class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

•                  Market Value Method — The recorded investment in the loan is measured against the loan’s obtainable market value. The Bank does not currently employ this technique as it is typically found impractical.

In addition to obtaining appraisals at the time of loan origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related loans exhibiting an increased risk of loss are typically obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the amount of reserve, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•                  Rolling four quarter average

•                  Rolling eight quarter average

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, management uses the higher of the rolling eight, twelve, or sixteen quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated loans.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

•                  Changes in nature, volume and seasoning of the loan portfolio;

•                  Changes in experience, ability, and depth of lending management and other relevant staff;

•                  Changes in the quality of the Bank’s loan review program;

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

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•                  The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

The Bank’s Allowance decreased $703,000, or 3%, during 2013 to $23 million at December 31, 2013. As a percent of total loans, the Allowance decreased slightly to 0.89% at December 31, 2013 compared to 0.90% at December 31, 2012.

Total Company net charge-offs exceeded loan loss provisions during 2013, as the Company’s credit quality ratios generally continued their positive trends from the prior year. Annualized Traditional Bank net loan charge-offs to average loans were 0.18% for 2013 compared to 0.34% for the same period in 2012.

Notable fluctuations in the Allowance were as follows:

•                  The Bank increased its allowance by a net $1.9 million during 2013 related to loans acquired in its 2012 FDIC-assisted acquisitions. This increase was due to probable shortfalls in future estimated cash flows below initial day-one estimates for these loans.

•                  The Bank increased its allowance by a net $930,000 in 2013 associated with residential mortgage TDRs, as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. The allowance allocations were primarily calculated utilizing discounted cash flow analyses.

•                  The Bank charged off approximately $2.8 million in substandard allowance allocations in 2013, the majority of which was allocated in a previous period.

•                  The Bank posted a net $1.4 million increase to its allowance attributable to increases in the Bank’s general loan loss reserves for its pass-rated credits, excluding its 2012 FDIC-assisted acquired loans. These increases were generally due to growth in the loan portfolios combined with movements in historical loss percentages and qualitative factors.

•                  The Bank recorded a net decrease of $561,000 to its allowance related to improvements within the Bank’s small balance, homogeneous loan portfolios. These loans were predominantly retail oriented and were either past due 90-days-or-more or on non-accrual status and not past due at the respective periods ends.

Table 13 — Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2013	2012	2011	2010	2009

Allowance for loan losses at beginning of year	$23,729	$24,063	$23,079	$22,879	$14,832

Charge offs:

Residential real estate	(2,127)	(3,648)	(2,760)	(3,012)	(2,439)
Commercial real estate	(1,190)	(1,033)	(1,125)	(4,846)	(956)
Commercial real estate - purchased whole loans	—	—	—	—	—
Construction & land development	(619)	(1,922)	(845)	(1,261)	(1,196)
Commercial & industrial	(466)	(176)	(100)	(207)	(372)
Warehouse lines of credit	—	—	—	—	—
Home equity	(632)	(2,252)	(1,279)	(1,811)	(1,915)
Consumer:
Credit cards	(142)	(123)	(241)	(158)	(389)
Overdrafts	(601)	(468)	(678)	(848)	(832)
Other consumer	(408)	(266)	(281)	(362)	(563)
Refund Anticipation Loans	—	(11,097)	(15,484)	(14,584)	(31,180)
Total charge offs	(6,185)	(20,985)	(22,793)	(27,089)	(39,842)

Recoveries:

Residential real estate	457	393	245	70	84
Commercial real estate	117	90	301	48	120
Commercial real estate - purchased whole loans	—	—	—	—	—
Construction & land development	48	104	237	248	102
Commercial & industrial	99	25	128	49	16
Warehouse lines of credit	—	—	—	—	—
Home equity	165	92	159	23	23
Consumer:
Credit cards	19	36	32	19	16
Overdrafts	411	422	506	385	257
Other consumer	338	225	279	292	206
Refund Anticipation Loans	845	4,221	3,924	6,441	13,090
Total recoveries	2,499	5,608	5,811	7,575	13,914

Net loan charge offs	(3,686)	(15,377)	(16,982)	(19,514)	(25,928)

Provision for loan losses - Traditional Banking	3,828	8,167	6,406	11,571	15,885
Provision for loan losses - Refund Anticipation Loans	(845)	6,876	11,560	8,143	18,090
Total provision for loan losses	2,983	15,043	17,966	19,714	33,975

Allowance for loan losses at end of year	$23,026	$23,729	$24,063	$23,079	$22,879

Credit Quality Ratios - Total Company:

Allowance for loan losses to total loans	0.89%	0.90%	1.05%	1.06%	1.01%
Allowance for loan losses to non-performing loans	109%	109%	103%	82%	53%
Net loan charge offs to average loans	0.14%	0.61%	0.76%	0.83%	1.09%

Credit Quality Ratios - Traditional Banking:

Allowance for loan losses to total loans	0.89%	0.90%	1.05%	1.06%	1.01%
Allowance for loan losses to non-performing loans	109%	109%	103%	82%	53%
Net loan charge offs to average loans	0.18%	0.34%	0.24%	0.51%	0.34%

Credit Quality Ratios - Acquired Banks:

Allowance for loan losses to total loans	2.59%	0.15%	NA	NA	NA
Allowance for loan losses to non-performing loans	110%	7%	NA	NA	NA

NA - not applicable

The table below sets forth management’s allocation of the Allowance by loan class. The Allowance allocation is based on management’s assessment of economic conditions, historical loss experience, loan volume, past due and non-accrual loans and various other qualitative factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future allowance allocation.

Table 14 — Management’s Allocation of the Allowance for Loan Losses

	2013		2012		2011		2010		2009
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$8,839	47%	$8,055	47%	$6,354	48%	$5,281	49%	$4,936	48%
Commercial real estate	8,309	30%	8,843	26%	7,724	28%	7,214	29%	9,180	28%
Commercial real estate - purchased whole loans	34	1%	34	1%	—	1%	NA	NA	NA	NA
Construction & land dev.	1,296	2%	2,769	3%	3,042	3%	2,612	3%	2,434	4%
Commercial & industrial	1,089	5%	580	5%	1,025	5%	1,347	5%	1,473	5%
Warehouse lines of credit	449	6%	541	8%	104	2%	NA	NA	NA	NA
Home equity	2,396	9%	2,348	9%	2,984	12%	3,581	13%	1,823	14%
Consumer:
Credit cards	289	0%	210	0%	503	0%	492	0%	438	0%
Overdrafts	199	0%	198	0%	135	0%	126	0%	179	0%
Other consumer	126	0%	151	1%	227	1%	461	1%	451	1%
Unallocated	—	—	—	—	1,965	—	1,965	—	1,965	—
Total	$23,026	100%	$23,729	100%	$24,063	100%	$23,079	100%	$22,879	100%

NA - Not Applicable

Prior to January 1, 2012, the Bank’s Allowance calculation was supported with qualitative factors which included a nominal “unallocated” Allowance component totaling $2.0 million as of December 31, 2011. The Bank believed that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the recent economic downturn, as compared to other parts of the U.S. With the Bank’s 2012 expansion, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions, and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank revised its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories. This methodology change did not have a material impact on the Bank’s provision for loan losses for the year ended December 31, 2012.

In executing this methodology change, the Bank  adjusted its qualitative factors for its groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan. These portfolios are typically not graded and not subject to annual review.

Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2013 and December 31, 2012. For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

The composition of loans classified within the Allowance follows:

Table 15 — Classified and Special Mention Assets

December 31, (in thousands)	2013	2012	2011	2010	2009

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	44,083	49,352	43,088	38,245	46,335
Purchased Credit Impaired - Substandard	222	—	—	—	—
Total Classified Loans	44,305	49,352	43,088	38,245	46,335

Special Mention	40,167	50,625	35,455	54,254	57,036
Purchased Credit Impaired - Group 1	40,731	72,978	—	—	—
Total Special Mention Loans	80,898	123,603	35,455	54,254	57,036

Total Classified and Special Mention Loans	$125,203	$172,955	$78,543	$92,499	$103,371

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

In determining the day-one fair values of PCI loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received.  For the Company’s 2012 FDIC-assisted acquisitions, RB&T elected to account for purchased credit impaired loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

Management separately monitors the PCI portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, estimated life, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category; whose credit risk is considered equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans may be contractually past due 80 days-or-more and continue to accrue interest if future cash flows can be reasonably projected to allow continuation of discount accretion.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional provision for loan losses if its restructured cash flows are less than management’s initial day-one expectations. Special Mention and Substandard loans include $1 million and $6 million at December 31, 2013 and $4 million and $11 million at December 31, 2012, respectively, which were removed from the PCI population due to a troubled debt restructuring of the loan. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

See additional discussion regarding the 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

Asset Quality

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes impaired loans totaling approximately $21 million at December 31, 2013, with approximately $13 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $22 million at December 31, 2012, with approximately $14 million of these loans also reported as TDRs.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 16 — Non-performing Loans and Non-performing Assets Summary

December 31, (dollars in thousands)	2013	2012	2011	2010	2009

Loans on non-accrual status (1)	$19,104	$18,506	$23,306	$28,317	$43,136
Loans past due 90 days or more and still on accrual (2)	1,974	3,173	—	—	8

Total non-performing loans	21,078	21,679	23,306	28,317	43,144
Other real estate owned	17,102	26,203	10,956	11,969	4,772
Total non-performing assets	$38,180	$47,882	$34,262	$40,286	$47,916

Credit Quality Ratios - Total Company
Non-performing loans to total loans	0.81%	0.82%	1.02%	1.30%	1.90%
Non-performing assets to total loans (including OREO)	1.46%	1.79%	1.49%	1.84%	2.11%
Non-performing assets to total assets	1.13%	1.41%	1.00%	1.11%	1.22%

Credit Quality Ratios - Traditional Banking
Non-performing loans to total loans	0.81%	0.82%	1.02%	1.30%	1.90%
Non-performing assets to total loans (including OREO)	1.46%	1.79%	1.49%	1.84%	2.11%
Non-performing assets to total assets	1.13%	1.41%	1.10%	1.32%	1.60%

Credit Quality Ratios - Acquired Banks
Non-performing loans to total loans	2.35%	2.29%	NA	NA	NA
Non-performing assets to total loans (including OREO)	11.07%	11.54%	NA	NA	NA

(1)         Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $10 million, or 50%, of the Bank’s total non-performing loans at December 31, 2013 are in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” The Bank’s non-performing residential real estate concentration was $11 million, or 53%, as of December 31, 2012.

Approximately $8 million, or 37%, of the Bank’s total non-performing loans are in the CRE and construction and land development loan portfolios as of December 31, 2013. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. The Bank’s non-performing commercial and construction and land development concentration was $7 million, or 31%, as of December 31, 2012.

The composition of the Bank’s non-performing loans follows:

Table 17 — Non-performing Loan Composition

December 31, (in thousands)	2013	2012	2011	2010	2009

Residential real estate	$10,490	$11,404	$13,748	$15,236	$14,832
Commercial real estate	7,643	4,468	3,032	6,265	16,850
Commercial real estate - purchased whole loans	—	—	—	NA	NA
Construction & land development	167	2,308	2,521	3,682	9,500
Commercial & industrial	1,558	1,534	373	323	647
Warehouse lines of credit	—	—	—	NA	NA
Home equity	1,128	1,868	3,603	2,734	1,244
Consumer:
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Other consumer	92	97	29	77	71

Total non-performing loans	$21,078	$21,679	$23,306	$28,317	$43,144

NA — Not applicable

Table 18 — Non-performing Loans to Total Loans by Loan Type

December 31,	2013	2012	2011	2010	2009

Residential real estate	0.87%	0.93%	1.27%	1.46%	1.35%
Commercial real estate	0.99%	0.63%	0.47%	0.98%	2.63%
Commercial real estate - purchased whole loans	0.00%	0.00%	0.00%	NA	NA
Construction & land development	0.38%	3.38%	3.74%	5.36%	11.43%
Commercial & industrial	1.22%	1.17%	0.31%	0.30%	0.62%
Warehouse lines of credit	0.00%	0.00%	0.00%	NA	NA
Home equity	0.50%	0.77%	1.29%	0.94%	0.39%
Consumer:
Credit cards	0.00%	0.00%	0.00%	0.00%	0.00%
Overdrafts	0.00%	0.00%	0.00%	0.00%	0.00%
Other consumer	0.60%	0.64%	0.29%	0.59%	0.52%

Total non-performing loans to total loans	0.81%	0.82%	1.02%	1.30%	1.90%

NA — Not applicable

The composition of the Bank’s non-performing loans stratified by the number of loans within a specified value range follows:

Table 19 — Stratification of Non-performing Loans

	Number of Loans and Unpaid Principal Balance
December 31, 2013				Balance				Total
(dollars in thousands)	No.	Balance <= $100	No.	> $100 <= $500	No.	Balance > $500	No.	Balance

Residential real estate:
Owner occupied	87	$4,127	23	$3,838	2	$1,246	112	$9,211
Non-owner occupied	8	312	—	—	1	967	9	1,279
Commercial real estate	3	139	12	3,410	3	4,094	18	7,643
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev.	2	167	—	—	—	—	2	167
Commercial & industrial	—	—	2	327	1	1,231	3	1,558
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	24	529	3	599	—	—	27	1,128
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	16	92	—	—	—	—	16	92

Total	140	$5,366	40	$8,174	7	$7,538	187	$21,078

	Number of Loans and Unpaid Principal Balance
December 31, 2012				Balance				Total
(dollars in thousands)	No.	Balance <= $100	No.	> $100 <= $500	No.	Balance > $500	No.	Balance

Residential real estate:
Owner occupied	82	$3,993	31	$5,411	1	$624	114	$10,028
Non-owner occupied	15	798	2	578	—	—	17	1,376
Commercial real estate	5	137	7	1,805	3	2,526	15	4,468
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev.	1	76	4	1,205	1	1,027	6	2,308
Commercial & industrial	2	97	1	237	1	1,200	4	1,534
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	33	826	6	1,042	—	—	39	1,868
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	19	97	—	—	—	—	19	97

Total	157	$6,024	51	$10,278	6	$5,377	214	$21,679

Approximately $15 million in non-performing loans at December 31, 2012, were removed from the non-performing loan classification during 2013.  Approximately $1 million, or 9%, of these loans were removed from the non-performing category because they were charged-off.  Approximately $3 million, or 22%, in loan balances were transferred to OREO with $6 million, or 37%, refinanced at other financial institutions.  The remaining $5 million, or 32%, was returned to accrual status for performance reasons, such as six consecutive months of performance.  Of the $5 million returned to accrual status, one relationship of approximately $2 million accounted for 37% of the total amount returned to accrual status.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $641,000, $805,000 and $1.1 million in 2013, 2012 and 2011.

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of December 31, 2013 and 2012, are adequate to absorb probable losses on all non-performing loans.

The following tables detail the activity of the Bank’s non-performing loans:

Table 20 — Rollforward of Non-performing Loan Activity

December 31, (in thousands)	2013	2012	2011

Non-performing loans at beginning of year	$21,679	$23,306	$28,317
Acquired bank loans added to non-performing status	1,033	3,173	—
All other bank loans added to non-performing status	14,370	11,454	13,490
Loans removed from non-performing status (see table below)	(15,374)	(15,391)	(16,699)
Principal paydowns	(630)	(863)	(1,802)

Non-performing loans at end of year	$21,078	$21,679	$23,306

Table 21 — Detail of Loans Removed from Non-Performing Status

Year Ended December 31, (in thousands)	2013	2012	2011

Loans charged off	$(1,520)	$(2,421)	$(2,220)
Loans transferred to OREO	(3,340)	(5,871)	(7,070)
Loans refinanced at other institutions	(5,626)	(3,664)	(5,677)
Loans returned to accrual status	(4,888)	(3,435)	(1,732)

Total non-performing loans removed from non-performing status	$(15,374)	$(15,391)	$(16,699)

Delinquent Loans

Delinquent loans to total loans decreased to 0.63% at December 31, 2013, from 0.79% at December 31, 2012, as the total balance of delinquent loans decreased by nearly $5 million for the same period. All Bank loans, with the exception of PCI loans, greater than 90 days past due or more as of December 31, 2013 and December 31, 2012 were on non-accrual status.

The composition of the Bank’s delinquent loans follows:

Table 22 — Delinquent Loan Composition

December 31, (in thousands)	2013	2012	2011	2010	2009

Residential real estate	$7,650	$11,799	$14,299	$16,031	$22,601
Commercial real estate	5,198	2,640	5,126	5,700	14,111
Commercial real estate - purchased whole loans	—	—	—	NA	NA
Construction & land development	499	2,124	541	2,322	4,111
Commercial & industrial	1,415	2,262	105	67	434
Warehouse lines of credit	—	—	—	NA	NA
Home equity	1,110	1,654	4,041	2,444	3,142
Consumer:
Credit cards	98	65	53	61	54
Overdrafts	159	168	129	158	155
Other consumer	94	132	139	144	246

Total past due loans	$16,223	$20,844	$24,433	$26,927	$44,854

NA — Not applicable.

Table 23 — Delinquent Loans to Total Loans by Loan Type (1)

December 31,	2013	2012	2011	2010	2009

Residential real estate	0.63%	0.97%	1.32%	1.53%	2.06%
Commercial real estate	0.67%	0.37%	0.80%	0.89%	2.20%
Commercial real estate - purchased whole loans	0.00%	0.00%	0.00%	0.00%	0.00%
Construction & land development	1.13%	3.11%	0.80%	3.38%	4.95%
Commercial & industrial	1.11%	1.73%	0.09%	0.06%	0.42%
Warehouse lines of credit	0.00%	0.00%	0.00%	NA	NA
Home equity	0.49%	0.68%	1.44%	0.84%	0.99%
Consumer:
Credit cards	1.09%	0.75%	0.62%	0.74%	0.67%
Overdrafts	16.84%	17.59%	13.58%	17.54%	7.73%
Other consumer	0.61%	0.87%	1.40%	1.10%	1.81%

Total past due loans to total loans	0.63%	0.78%	1.07%	1.24%	1.98%

(1) — Represents total loans over 30 days past due divided by total loans.

NA — Not applicable.

As detailed in the preceding tables, past due loans within the residential real estate, construction and land development, C&I and home equity categories improved significantly, or $7 million, from December 31, 2012 to December 31, 2013, while CRE delinquencies increased $3 million for the same period.

Approximately $17 million in delinquent loans at December 31, 2012, were removed from delinquent status as of December 31, 2013.  Approximately $1 million, or 8%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $6 million, or 37%, in loan balances were transferred to OREO with $6 million, or 35%, refinanced at other financial institutions.  The remaining $4 million, or 20%, in delinquent loans paid current in 2013.

The Bank had $96 million in loans outstanding at December 31, 2013 related to its 2012 FDIC-assisted acquisitions, with approximately $4 million of the purchased loans (accounted for under both ASC Topic 310-20 and ASC Topic 310-30) past due 30-or-more days. See additional discussion regarding the Company’s 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

The following tables reflect activity of the Bank’s delinquent loans:

Table 24 — Rollforward of Delinquent Loan Activity

December 31, (in thousands)	2013	2012	2011

Delinquent loans at beginning of year	$20,844	$24,433	$26,927
Acquired bank loans that became delinquent	2,094	5,967	—
All other bank loans that became delinquent	10,894	11,592	17,467
Net change in delinquent credit cards and demand deposit accounts	28	45	(32)
Delinquent loans removed from delinquent status (see table below)	(17,328)	(20,965)	(18,872)
Principal paydowns of loans delinquent in both periods	(309)	(228)	(1,057)

Delinquent loans at end of year	$16,223	$20,844	$24,433

Table 25 — Detail of Loans Removed From Delinquent Status

Year Ended December 31, (in thousands)	2013	2012	2011

Loans charged-off	$(1,380)	$(2,120)	$(2,090)
Loans transferred to OREO	(6,331)	(6,358)	(6,140)
Loans refinanced at other institutions	(6,115)	(7,741)	(7,147)
Loans paid current	(3,502)	(4,746)	(3,495)

Total delinquent loans removed from delinquent status	$(17,328)	$(20,965)	$(18,872)

Impaired Loans and Troubled Debt Restructurings

The Bank defines impaired loans as follows:

•                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

•                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial estimate;

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $108 million at December 31, 2013 compared to $106 million at December 31, 2012. Impaired loans from the Company’s 2012 FDIC-assisted acquisitions totaled $32 million and $18 million at December 31, 2013 and 2012.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of December 31, 2013, the Bank had $74 million in TDRs, of which $13 million were also on non-accrual status. As of December 31, 2012, the Bank had $83 million in TDRs, of which $14 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 26 — Impaired Loan Composition

December 31, (in thousands)	2013	2012	2011	2010	2009

Troubled debt restructurings	$73,972	$83,307	$67,022	$32,231	$36,615
Impaired loans (which are not TDRs)	34,022	22,400	10,171	12,855	12,231

Total impaired loans	$107,994	$105,707	$77,193	$45,086	$48,846

See Footnote 4 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s other real estate owned follows:

Table 27 — Other Real Estate Owned Composition

December 31, (in thousands)	2013	2012	2011	2010	2009

Residential real estate	$3,574	$6,281	$4,754	$5,171	$2,749
Commercial real estate	5,824	7,693	2,030	3,259	1,178
Construction & land development	7,704	12,229	4,172	3,543	845

Total other real estate owned	$17,102	$26,203	$10,956	$11,973	$4,772

Table 28 — Stratification of Other Real Estate Owned

	Number of Properties and Carrying Value Range
December 31, 2013		Carrying Value		Carrying Value		Carrying Value		Total
(dollars in thousands)	No.	<= $100	No.	> $100 <= $500	No.	> $500	No.	Carrying Value

Residential real estate	17	$828	6	$1,256	2	$1,490	25	$3,574
Commercial real estate	—	—	5	1,344	2	4,480	7	5,824
Construction & land development	6	164	12	2,689	4	4,851	22	7,704

Total	23	$992	23	$5,289	8	$10,821	54	$17,102

	Number of Properties and Carrying Value Range
December 31, 2012		Carrying Value		Carrying Value		Carrying Value		Total
(dollars in thousands)	No.	<= $100	No.	> $100 <= $500	No.	> $500	No.	Carrying Value

Residential real estate	30	$1,665	12	$2,735	3	$1,881	45	$6,281
Commercial real estate	—	—	7	1,826	6	5,867	13	7,693
Construction & land development	5	105	14	2,897	6	9,227	25	12,229

Total	35	$1,770	33	$7,458	15	$16,975	83	$26,203

The table below presents a rollforward of the Bank’s OREO for the periods presented:

Table 29 — Rollforward of OREO Activity

December 31, (in thousands)	2013	2012	2011	2010	2009

OREO at beginning of year	$26,203	$10,956	$11,973	$4,772	$5,737
OREO acquired from failed banks at fair value	—	21,266	—	—	—
Recast adjustment to acquired properties	(1,074)	—	—	—	—
Transfer from loans to OREO	15,271	20,610	11,300	17,798	7,332
Proceeds from sale*	(23,644)	(25,326)	(11,844)	(9,673)	(6,306)
Net gain on sale	2,170	416	444	203	20
Writedowns	(1,824)	(1,719)	(917)	(1,127)	(2,011)

OREO at end of year	$17,102	$26,203	$10,956	$11,973	$4,772

* — Inclusive of non-cash proceeds where the Bank financed the sale of the property.

The fair value of OREO represents the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates are based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property. Approximately 82%, or $5 million, of the CRE balance related to two properties added during 2013 located in the Bank’s Minnesota market. Approximately 50%, or $4 million, of the construction and land development balance related to one land development property added during 2012 located in the Bank’s greater Louisville, Kentucky market.

Approximately $9 million and $15 million of the OREO balance at December 31, 2013 and 2012 related to the 2012 FDIC-assisted acquisitions and relates predominantly to CRE and construction and land development loans. See additional discussion regarding the 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

Approximately $8 million of the OREO balance at December 31, 2013 related to loans transferred to OREO in connection with the Bank’s traditional lending markets. Approximately $3 million of this balance was tied to retail residential real estate properties, $342,000 to construction and  land development property, with the remaining $4 million tied to CRE.

Bank Owned Life Insurance (“BOLI”)

During November 2013, the Bank purchased $25 million of Bank Owned Life Insurance (“BOLI”).  The BOLI offers tax advantaged non-interest income to help the Bank cover employee-related benefits expenses.  The $25 million of BOLI is expected to add approximately $750,000 of tax-exempt non-interest income to the Bank’s earnings in 2014.  The Company intends to evaluate the BOLI performance during the second quarter of 2014 and could purchase an additional $25 million of BOLI, if circumstances are deemed to be favorable, to help cover employee-benefit related costs.

Deposits

Total Company deposits increased $8 million, or less than 1%, from December 31, 2012 to $2 billion at December 31, 2013. Total Company interest-bearing deposits decreased $2 million, or less than 1%, and total Company non-interest bearing deposits increased $10 million, or 2%.

Deposits related to the Company’s 2012 FDIC-assisted acquisitions totaled $38 million at December 31, 2013 compared to $112 million at December 31, 2012. Former TCB deposits consisted of $17 million in interest-bearing deposits and almost $4 million in non-interest bearing deposits at December 31, 2013, a decrease of $20 million and $1 million since December 31, 2012. Former FCB deposits consisted of $15 million in interest-bearing deposits and $2 million in non-interest bearing deposits at December 31, 2013, a decrease of $48 million and $5 million since December 31, 2012. In general, the run-off of deposits balances for both TCB-related customers and FCB-related customers is within management’s expectations and the result of lower offering rates by RB&T as compared to those offered by TCB and FCB as of their respective acquisition dates.

Excluding non-interest bearing deposits associated with the Company’s 2012 FDIC-assisted acquisitions, non-interest bearing deposits increased $15 million, or 3%, during 2013.  During most of 2012, non-interest bearing accounts, in general, remained an attractive product offering to clients due to the unlimited FDIC insurance feature. This unlimited guaranty by the FDIC expired on December 31, 2012. Management does not believe that the expiration of the unlimited FDIC insurance guaranty has had a material negative impact to the Bank’s non-interest bearing deposit balances.

Excluding interest-bearing deposits associated with the Company’s 2012 FDIC-assisted acquisitions, interest-bearing deposits increased $67 million, or 5%, during 2013. Approximately $32 million of this increase represented a transfer by one account out of a repurchase agreement into the NOW category of deposits. At this time, management remains uncertain as to the long-term nature of this large deposit.

See additional discussion regarding the 2012 FDIC-assisted acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” of Part II Item 8 “Financial Statements and Supplementary Data.”

Ending balances of all deposit categories follows:

Table 30A — Deposits

December 31, (in thousands)	2013	2012	2011	2010	2009

Demand	$651,134	$580,900	$523,708	$298,452	$245,502
Money market accounts	479,569	514,698	433,508	637,557	596,370
Brokered money market accounts	35,533	35,596	18,121	513	64,608
Savings	78,020	62,145	44,472	38,661	33,691
Individual retirement accounts*	28,767	32,491	31,201	34,129	34,651
Time deposits, $100,000 and over*	67,255	80,906	82,970	152,891	169,548
Other certificates of deposit*	75,516	100,036	103,230	127,156	135,171
Brokered certificates of deposit*(1)	86,421	97,110	88,285	687,958	1,004,665

Total interest-bearing deposits	1,502,215	1,503,882	1,325,495	1,977,317	2,284,206
Total non interest-bearing deposits	488,642	479,046	408,483	325,375	318,275

Total deposits	$1,990,857	$1,982,928	$1,733,978	$2,302,692	$2,602,481

(*) - Represents a time deposit.

(1) — Incudes brokered deposits less than, equal to and greater than $100,000.

The composition of deposits outstanding at December 31, 2013 and 2012 related to the Company’s 2012 FDIC-assisted acquisitions follows:

Table 30B —Deposits — 2012 FDIC-assisted Acquired Banks

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2013 (in thousands)	Bank	Bank	Banks

Demand	$1,072	$2,674	$3,746
Money market accounts	2,325	4,677	7,002
Savings	4,069	—	4,069
Individual retirement accounts*	643	729	1,372
Time deposits, $100,000 and over*	3,947	1,475	5,422
Other certificates of deposit*	2,293	3,168	5,461
Brokered certificates of deposit*(1)	2,758	2,581	5,339

Total interest-bearing deposits	17,107	15,304	32,411
Total non interest-bearing deposits	3,335	2,192	5,527

Total deposits	$20,442	$17,496	$37,938

(*) - Represents a time deposit.

(1) — Incudes brokered deposits less than, equal to and greater than $100,000.

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Demand	$1,401	$5,871	$7,272
Money market accounts	1,727	25,762	27,489
Savings	8,623	—	8,623
Individual retirement accounts*	1,166	3,269	4,435
Time deposits, $100,000 and over*	10,822	3,267	14,089
Other certificates of deposit*	7,196	12,574	19,770
Brokered certificates of deposit*(1)	6,729	12,247	18,976

Total interest-bearing deposits	37,664	62,990	100,654
Total non interest-bearing deposits	4,240	6,812	11,052

Total deposits	$41,904	$69,802	$111,706

(*) — Represents a time deposit.

(1) — Incudes brokered deposits less than, equal to and greater than $100,000.

Average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

Table 31 — Average Deposits

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$696,295	0.07%	$614,118	0.06%	$422,222	0.13%
Money market accounts	508,288	0.12%	478,682	0.15%	628,178	0.31%
Time deposits	187,076	0.73%	253,567	0.86%	254,064	1.60%
Brokered money market	34,691	0.20%	22,469	0.22%	6,563	0.31%
Brokered certificates of deposit	88,497	1.75%	143,619	1.19%	229,488	1.03%
Total average interest-bearing deposits	1,514,847	0.27%	1,512,455	0.34%	1,540,515	0.58%
Total average non interest-bearing deposits	513,891	—	624,053	—	509,457	—
Total average deposits	$2,028,738	0.20%	$2,136,508	0.24%	$2,049,972	0.43%

Maturities of time deposits of $100,000 or more outstanding, including brokered deposits, at December 31, 2013 follows:

Table 32 — Maturities of Time Deposits Greater than $100,000

Maturity	(in thousands)

Three months or less	$28,084
Over three months through six months	24,043
Over six months through 12 months	29,525
Over 12 months	65,257

Total time deposits greater than $100,000	$146,909

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $85 million, or 34%, during 2013. Approximately $32 million of this decline was related to the previously discussed transfer into deposits by one customer relationship. The remaining decrease was related to customary account fluctuations, as these balances are subject to large fluctuations on a daily basis.  The substantial majority of these accounts are indexed to immediately repricing indices such as the FFTR.

Information regarding Securities sold under agreements to repurchase follows:

Table 33 — Securities sold under agreements to repurchase

December 31, (dollars in thousands)	2013	2012	2011	2010	2009

Outstanding balance at end of year	$165,555	$250,884	$230,231	$319,246	$299,580
Weighted average interest rate at year end	0.04%	0.06%	0.17%	0.31%	0.30%
Average outstanding balance during the year	$170,386	$237,414	$278,861	$330,154	$323,688
Average interest rate during the year	0.04%	0.16%	0.23%	0.31%	0.33%
Maximum outstanding at any month end	$242,721	$272,057	$297,571	$329,383	$318,769

Federal Home Loan Bank Advances

FHLB advances increased $62 million, or 12%, from December 31, 2012 to $605 million at December 31, 2013. In addition to using FHLB advances as a funding source, the Bank also utilizes longer-term FHLB advances as an interest rate risk management tool. During 2013, the Bank borrowed $70 million in FHLB advances primarily to fund and partially mitigate the Bank’s interest rate risk for its fixed rate CRE loan initiative. These advances had a weighted average rate of 1.61% and a weighted average life of seven years. To assist in bringing the Bank’s EVE calculation within board-approved policy limits during the fourth quarter of 2013, the Bank borrowed an additional $20 million of long-term FHLB advances with a weighted-average life of five years and a weighted-average cost of 1.76%.

Overall use of these advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With many of the Bank’s expected loan originations during 2014 having repricing terms longer than five years, management will likely elect to borrow additional funds in 2014 and beyond to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Information regarding Federal Home Loan Bank advances follows:

Table 34 — Federal Home Loan Bank advances

December 31, (dollars in thousands)	2013	2012	2011	2010	2009

Outstanding balance at end of year	$605,000	$542,600	$934,630	$564,877	$637,607
Weighted average interest rate at year end	2.42%	2.64%	1.83%	3.49%	3.53%
Average outstanding balance during the year	$578,633	$560,659	$558,249	$574,181	$630,294
Average interest rate during the year	2.54%	2.65%	3.26%	3.48%	3.69%
Maximum outstanding at any month end	$605,000	$789,618	$934,630	$662,593	$675,117

Interest Rate Swaps

During the fourth quarter of 2013, the Bank entered into two interest rate swap agreements as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month LIBOR or the overall changes in cash flows on certain money market deposit accounts.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. At December 31, 2013, the Bank had no cash pledged as collateral for these swaps.

Table 35 — Interest Rate Swaps

Information regarding the Bank’s interest rate swaps follows:

December 31, (dollars in thousands)	2013

Notional amount	$20,000
Weighted average pay rate	2.25%
Weighted average receive rate	0.21%
Weighted average maturity in years	7
Unrealized gain	$170

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 139% at December 31, 2013 and 143% at December 31, 2012. At December 31, 2013 and December 31, 2012, the Bank had cash and cash equivalents on-hand of $171 million and $138 million. In addition, the Bank had available collateral to borrow an additional $282 million and $472 million from the FHLB at December 31, 2013 and December 31, 2012. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $166 million available through various other financial institutions as of December, 31 2013.

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

At December 31, 2013 and December 31, 2012, pledged investment securities had a fair value of $225 million and $335 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2013, the Bank had approximately $391 million from 58 large deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 20 largest deposit relationships represented approximately $282 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Table 36 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands)	2013	2012	2011	2010	2009

Stockholders’ equity	$542,793	$536,702	$452,367	$371,376	$316,020
Book value per share at December 31,	26.09	25.60	21.59	17.74	15.19
Tangible book value per share at December 31, (1)	25.35	24.86	20.81	16.87	14.28
Dividends declared per share - Class A Common Stock	0.693	1.749	0.605	0.561	0.517
Dividends declared per share - Class B Common Stock	0.630	1.590	0.550	0.510	0.470
Average stockholders’ equity to average total assets	16.15%	14.89%	12.87%	10.31%	8.95%
Total risk based capital - Total Company	26.71%	25.28%	24.74%	22.04%	18.37%
Tier 1 risk based capital - Total Company	25.67%	24.31%	23.59%	20.89%	17.25%
Tier 1 leverage capital - Total Company	16.81%	16.36%	14.77%	12.05%	10.52%
Dividend payout ratio	56%	31%	13%	18%	25%

(1) See footnote 4 of Part II, Item 6 “Selected Financial Data”

Total stockholders’ equity increased from $537 million at December 31, 2012 to $543 million at December 31, 2013. The increase in stockholders’ equity was primarily attributable to net income earned during 2013 reduced by cash dividends declared and common stock repurchases.

New Capital Rules — Beginning January 1, 2015 the Company and the Bank will be subject to the new capital regulations of Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. The new regulations establish definitions of “well capitalized” including the capital conservation buffer as a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio. The Tier 1 leverage ratio is unchanged from current regulations. Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will comfortably exceed the new minimum capital ratio requirements for “well-capitalized” including the capital conservation buffer under Basel III when effective.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2013, RB&T could, without prior approval, declare dividends of approximately $75 million. The Company does not plan to pay dividends from its Florida subsidiary, RB, in the foreseeable future.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 16.15% at December 31, 2013 compared to 14.89% at December 31, 2012. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2004, the Bank executed an intragroup trust preferred transaction with the purpose of providing RB&T access to additional capital markets, if needed in the future. The subordinated debentures held by RB&T were treated as Tier 2 Capital based on requirements administered by the Bank’s federal banking agency. In April 2013, the Bank received approval from its regulators and unwound the intragroup trust preferred transaction. The cash utilized to pay off the transaction remained at the Parent Company, Republic Bancorp. Unwinding of the transaction had no impact on RB&T’s two Tier 1 related capital ratios and only a minimal impact on its Total Risk Based Capital ratio.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The TPS mature on December 31, 2035 and are redeemable at the Bank’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been utilized to fund loan growth (in prior years), support an existing stock repurchase program and for other general business purposes such as the acquisition of GulfStream Community Bank in 2006.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 37 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2013 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$208,424	$—	$—	$—	$208,424
Unused home equity lines of credit	542	25,156	63,940	140,723	230,361
Unused loan commitments - other	122,440	52,230	1,735	2,371	178,776
Standby letters of credit	2,145	100	63	—	2,308
FHLB letters of credit	3,200	—	—	—	3,200
Total off balance sheet items	$336,751	$77,486	$65,738	$143,094	$623,069

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $2 million and $17 million at December 31, 2013 and December 31, 2012. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2013, the Bank had a $3 million letter of credit from the FHLB issued on behalf of a RB&T client. This letter of credit was used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follows:

Table 38 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2013 (in thousands)	one year	three years	five years	years	Total

Time deposits (including brokered certificates of deposit)	$151,189	$79,287	$27,012	$471	$257,959
Federal Home Loan Bank advances	188,000	92,000	235,000	90,000	605,000
Subordinated note (*)	—	—	—	41,240	41,240
Securities sold under agreements to repurchase	165,555	—	—	—	165,555
Interest rate swaps (**)	400	332	141	—	873
Lease commitments	6,846	10,345	5,672	5,507	28,370
Total contractual obligations	$511,990	$181,964	$267,825	$137,218	$1,098,997

(*) — While this instrument matures in September 2035, the Bank has the right to prepay at the end of the fixed period, August 2015, without penalty.

(**) — Obligation is estimated using the LIBOR forward yield curve through 2020. Amounts are subject to change based on actual movements in LIBOR.

See Footnote 10 “Deposits” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s time deposits.

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

Asset/Liability Management and Market Risk

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. The Company, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be the Company’s most significant market risk.

The interest sensitivity profile of the Company at any point in time will be impacted by a number of factors. These factors include the mix of interest sensitive assets and liabilities, as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth and other factors.

The Company utilizes an earnings simulation model as its primary tool to measure interest rate sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income were evaluated with the model. The model projects the effect of instantaneous movements in interest rates between 100 and 400 basis point increments equally across all points on the yield curve. These projections are computed based on many various assumptions, which are used to determine the range between 100 and 400 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

The Company did not present a model simulation for declining interest rates as of December 31, 2013 because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.  Overall, the Company’s interest rate risk position from rising rates has generally remained within a relatively narrow range since December 31, 2012, showing improvements in the “Up 100” and “Up 200” basis points scenarios with deterioration in the “Up 300” scenario.  The Company’s “Base” net interest income projection as of December 31, 2013, however, was substantially lower than the previous 12 months and the “Base” projection as of December 31, 2012.  The “Base” projection represents the Company’s projected net interest income, excluding loan fees, for the next 12-month period.  The deterioration in the Company’s “Base” net interest income projection is primarily due to the expected continued downward repricing of the Bank’s interest-earning assets.

The following tables illustrate the Company’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2013 and 2012. The Company’s interest rate sensitivity model does not include loan fees within interest income. During 2013 and 2012, loan fees (excluding RAL fees) included in interest income were $10.9 million and $5.6 million.

Table 39 — Interest Rate Sensitivity for 2013

	Previous		Increase in Rates
	Twelve		100	200	300	400
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points	Basis Points*

Projected interest income:
Short-term investments	$413	$24	$279	$528	$771	$936
Investment securities	9,311	9,006	10,727	12,499	14,130	15,662
Loans, excluding loan fees	113,933	112,746	119,881	128,069	136,706	145,458
Total interest income, excluding loan fees	123,657	121,776	130,887	141,096	151,607	162,056

Projected interest expense:
Deposits	4,093	3,957	9,460	17,540	26,011	35,242
Securities sold under agreements to repurchase	70	29	835	2,048	3,673	5,297
Federal Home Loan Bank advances and other long-term borrowings	17,230	16,494	17,717	18,949	20,190	22,729
Total interest expense	21,393	20,480	28,012	38,537	49,874	63,268

Net interest income, excluding loan fees	$102,264	$101,296	$102,875	$102,559	$101,733	$98,788
Change from base			$1,579	$1,263	$437	$(2,508)
% Change from base			1.56%	1.25%	0.43%	-2.48%

* — The Company increased its interest rate shock range to +400 basis points during the year ending December 31, 2013; therefore, no comparable measure was available at December 31, 2012.

Table 40 — Interest Rate Sensitivity for 2012

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$588	$88	$209	$329	$298
Investment securities	12,329	9,719	12,162	14,485	16,606
Loans, excluding loan fees	119,762	119,529	126,038	135,022	144,842
Total interest income, excluding loan fees	132,679	129,336	138,409	149,836	161,746

Projected interest expense:
Deposits	5,074	4,717	13,735	22,327	31,059
Securities sold under agreements to repurchase	375	42	1,770	3,503	5,235
Federal Home Loan Bank advances and other long-term borrowings	17,355	16,583	16,827	17,076	16,231
Total interest expense	22,804	21,342	32,332	42,906	52,525

Net interest income, excluding loan fees	$109,875	$107,994	$106,077	$106,930	$109,221
Change from base			$(1,917)	$(1,064)	$1,227
% Change from base			-1.78%	-0.99%	1.14%

While the RB&T’s primary interest rate risk management tool is its earnings simulation model, the Board has also established policy limits for RB&T for acceptable changes in the economic value of the RB&T’s equity (“EVE”) for given changes in market interest rates.  The EVE represents the difference between the net present value of RB&T’s interest-earning assets and interest bearing liabilities at a point in time.

To combat the continued downward repricing in RB&T’s loan and investment portfolios during 2013, a primary strategy for RB&T during the year included the origination of loans with longer repricing durations than what RB&T has traditionally originated and retained within its portfolio.  This strategy of extending the repricing duration of RB&T’s loans to mitigate the negative repricing trends within its interest-earning assets has created challenges for RB&T to maintain its interest rate risk position within its board-approved policy limits for its economic value of equity calculation.

RB&T exceeded the Board’s approved policy limits during the fourth quarter of 2013 related to changes in its EVE for certain assumed changes in market interest rates. To bring its EVE calculation within board-approved policy limits, RB&T borrowed $20 million of long-term FHLB advances with a weighted average life of 5 years and a weighted average cost of 1.76%.  In addition, RB&T executed two long-term interest rate swaps with a total notional amount of $20 million during the fourth quarter of 2013 to hedge its cash flows associated with certain immediately repricing liabilities.  The chart below illustrates RB&T’s EVE calculation as of December 31, 2013 as compared to the EVE calculation as of December 31, 2012.

Table 41 — Economic Value of Equity Sensitivity for 2013 (RB&T only)

		Increase in Rates
		100	200	300	400
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points	Basis Points

Estimated Economic Value of Equity	$436,190	$394,056	$350,972	$308,819	$260,398
Change from base		$(42,134)	$(85,218)	$(127,371)	$(175,792)
% Change from base		-9.66%	-19.54%	-29.20%	-40.30%
Board policy limit on % change from base		-10.00%	-20.00%	-35.00%	-45.00%

* — RB&T increased its interest rate shock range to +400 basis points during the year ending December 31, 2013; therefore, no comparable measure was available at December 31, 2012.

Table 42 — Economic Value of Equity Sensitivity for 2012 (RB&T only)

		Increase in Rates
		100	200	300
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points

Estimated Economic Value of Equity	$407,158	$388,636	$360,793	$336,204
Change from base		$(18,522)	$(46,365)	$(70,954)
% Change from base		-4.55%	-11.39%	-17.43%
Board policy limit on % change from base		-10.00%	-20.00%	-35.00%

Adoption of New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2013-02 — Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

This ASU requires an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU were effective prospectively for reporting periods beginning after December 15, 2012. This amendment did not have a material impact on the Company’s financial statements.

ASU 2013-10 — Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

This ASU permits the Fed Funds Effective Swap Rate or as it is also called, the Overnight Index Swap Rate (“OIS”), to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. Treasury rates and the London Interbank Offered Rate (“LIBOR”). The ASU also removes the restriction on using different benchmark rates for similar hedges. The amendments in this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.This ASU did not have a material impact on the Company’s financial statements.

ASU 2013-11 — Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. This ASU is not expected to have a material impact on the Company’s financial statements.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, in relation to the criteria described in the report, The 1992 Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2013, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of internal control in their report dated March 13, 2014.

Steven E. Trager

Chairman and Chief Executive Officer

Kevin Sipes

Chief Financial Officer and Chief Accounting Officer

March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in The 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the U.S. of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in The 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky

March 13, 2014

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2013	2012
ASSETS

Cash and cash equivalents	$170,863	$137,691
Securities available for sale	432,893	438,246
Securities held to maturity (fair value of $50,768 in 2013 and $46,416 in 2012)	50,644	46,010
Mortgage loans held for sale, at fair value	3,506	10,614
Loans	2,589,792	2,650,197
Allowance for loan losses	(23,026)	(23,729)
Loans, net	2,566,766	2,626,468
Federal Home Loan Bank stock, at cost	28,342	28,377
Premises and equipment, net	32,908	33,197
Goodwill	10,168	10,168
Other real estate owned	17,102	26,203
Bank owned life insurance	25,086	—
Other assets and accrued interest receivable	33,626	37,425

TOTAL ASSETS	$3,371,904	$3,394,399

LIABILITIES

Deposits
Non interest-bearing	$488,642	$479,046
Interest-bearing	1,502,215	1,503,882
Total deposits	1,990,857	1,982,928

Securities sold under agreements to repurchase and other short-term borrowings	165,555	250,884
Federal Home Loan Bank advances	605,000	542,600
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	26,459	40,045

Total liabilities	2,829,111	2,857,697

Commitments and contingent liabilities (Footnote 20)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,541,284 shares (2013) and 18,694,315 shares (2012) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,259,926 shares (2013) and 2,270,952 (2012) issued and outstanding	4,894	4,932
Additional paid in capital	133,012	132,686
Retained earnings	401,766	393,472
Accumulated other comprehensive income	3,121	5,612

Total stockholders’ equity	542,793	536,702

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,371,904	$3,394,399

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2013	2012	2011
INTEREST INCOME:

Loans, including fees	$124,843	$170,542	$177,715
Taxable investment securities	8,067	10,729	15,309
Federal Home Loan Bank stock and other	1,658	2,188	2,091
Total interest income	134,568	183,459	195,115

INTEREST EXPENSE:

Deposits	4,093	5,074	8,914
Securities sold under agreements to repurchase and other short-term borrowings	70	375	646
Federal Home Loan Bank advances	14,715	14,833	18,180
Subordinated note	2,515	2,522	2,515
Total interest expense	21,393	22,804	30,255

NET INTEREST INCOME	113,175	160,655	164,860

Provision for loan losses	2,983	15,043	17,966

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	110,192	145,612	146,894

NON INTEREST INCOME:

Service charges on deposit accounts	13,953	13,496	14,105
Net refund transfer fees	13,884	78,304	88,195
Mortgage banking income	7,258	8,447	3,899
Debit card interchange fee income	6,512	5,817	5,791
Bargain purchase gain - Tennessee Commerce Bank	—	27,614	—
Bargain purchase gain - First Commercial Bank	1,324	27,824	—
Gain on sale of banking center	—	—	2,856
Gain on sale of securities available for sale	—	56	2,285
Net gain on sale of other real estate owned	2,170	416	444
Increase in cash surrender value of bank owned life insurance	86	—	—

Total impairment losses on investment securities	—	—	(279)
Net impairment loss recognized in earnings	—	—	(279)

Other	2,782	3,104	2,328
Total non interest income	47,969	165,078	119,624

NON INTEREST EXPENSES:

Salaries and employee benefits	57,778	60,633	54,966
Occupancy and equipment, net	21,918	22,474	21,713
Communication and transportation	4,128	5,806	5,695
Marketing and development	3,353	3,429	3,237
FDIC insurance expense	1,682	1,403	4,425
Bank franchise tax expense	4,115	3,916	3,645
Data processing	3,333	4,309	3,207
Debit card interchange expense	2,850	2,462	2,239
Supplies	1,157	2,114	2,353
Other real estate owned expense	3,446	3,537	2,356
Charitable contributions	1,004	3,341	5,933
Legal expense	4,627	1,866	3,969
FDIC civil money penalty	—	—	900
FHLB advance prepayment penalty	—	2,436	—
Other	8,272	9,019	7,683
Total non interest expenses	117,663	126,745	122,321

INCOME BEFORE INCOME TAX EXPENSE	40,498	183,945	144,197
INCOME TAX EXPENSE	15,075	64,606	50,048
NET INCOME	$25,423	$119,339	$94,149

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.23	$5.71	$4.50
Class B Common Stock	$1.17	$5.55	$4.45

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.22	$5.69	$4.49
Class B Common Stock	$1.16	$5.53	$4.44

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.693	$1.749	$0.605
Class B Common Stock	$0.630	$1.590	$0.550

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2013	2012	2011

Net income	$25,423	$119,339	$94,149

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	170	—	—
Unrealized gains (losses) on securities available for sale	(4,747)	1,043	(893)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	742	1,279	(145)
Reclassification adjustment for gains recognized in earnings	—	(56)	(2,285)
Reclassification adjustment for other-than-temporary impairment recognized in earnings	—	—	279
Net unrealized gains (losses)	(3,835)	2,266	(3,044)
Tax effect	1,344	(793)	1,065
Net of tax	(2,491)	1,473	(1,979)

COMPREHENSIVE INCOME	$22,932	$120,812	$92,170

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2011	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

Net income	—	—	—	—	94,149	—	94,149

Net change in accumulated other comprehensive income	—	—	—	—	—	(1,979)	(1,979)

Dividend declared Common Stock:
Class A ($0.605 per share)	—	—	—	—	(11,280)	—	(11,280)
Class B ($0.550 per share)	—	—	—	—	(1,266)	—	(1,266)

Stock options exercised, net of shares redeemed	38	—	7	881	(450)	—	438

Repurchase of Class A Common Stock	(23)	—	(4)	(147)	(341)	—	(492)

Conversion of Class B Common Stock to Class A Common Stock	7	(7)	—	—	—	—	—

Net change in notes receivable on Common Stock	—	—	—	973	—	—	973

Deferred director compensation expense - Company Stock	2	—	—	171	—	—	171

Stock based compensation expense - options	—	—	—	277	—	—	277

Balance, December 31, 2011	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2012	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

Net income	—	—	—	—	119,339	—	119,339

Net change in accumulated other comprehensive income	—	—	—	—	—	1,473	1,473

Dividend declared Common Stock:
Class A ($1.749 per share)	—	—	—	—	(32,832)	—	(32,832)
Class B ($1.590 per share)	—	—	—	—	(3,619)	—	(3,619)

Stock options exercised, net of shares redeemed	8	—	2	213	(68)	—	147

Repurchase of Class A Common Stock	(80)	—	(17)	(504)	(1,147)	—	(1,668)

Conversion of Class B Common Stock to Class A Common Stock	29	(29)	—	—	—	—	—

Net change in notes receivable on Common Stock	—	—	—	426	—	—	426

Deferred director compensation expense - Company Stock	3	—	—	227	—	—	227

Stock based compensation expense - restricted stock	82	—	—	50	—	—	50

Stock based compensation expense - options	—	—	—	792	—	—	792

Balance, December 31, 2012	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2013	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

Net income	—	—	—	—	25,423	—	25,423

Net change in accumulated other comprehensive income	—	—	—	—	—	(2,491)	(2,491)

Dividend declared Common Stock:
Class A ($0.693 per share)	—	—	—	—	(12,707)	—	(12,707)
Class B ($0.630 per share)	—	—	—	—	(1,424)	—	(1,424)

Stock options exercised, net of shares redeemed	24	—	5	610	(176)	—	439

Repurchase of Class A Common Stock	(193)	—	(43)	(1,230)	(2,822)	—	(4,095)

Conversion of Class B Common Stock to Class A Common Stock	11	(11)	—	—	—	—	—

Net change in notes receivable on Common Stock	—	—	—	250	—	—	250

Deferred director compensation expense - Company Stock	5	—	—	193	—	—	193

Stock based compensation expense - restricted stock	—	—	—	298	—	—	298

Stock based compensation expense - options	—	—	—	205	—	—	205

Balance, December 31, 2013	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$25,423	$119,339	$94,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,060	9,875	4,406
Provision for loan losses	2,983	15,043	17,966
Net gain on sale of mortgage loans held for sale	(6,979)	(9,698)	(4,091)
Origination of mortgage loans held for sale	(291,155)	(252,194)	(137,843)
Proceeds from sale of mortgage loans held for sale	305,242	255,670	152,770
Net realized (recovery) impairment of mortgage servicing rights	(345)	142	203
Net realized gain on sales, calls and impairment of securities	—	(56)	(2,006)
Net gain on sale of other real estate owned	(2,170)	(416)	(444)
Writedowns of other real estate owned	1,824	1,719	917
Deferred director compensation expense - Company Stock	193	227	171
Stock based compensation expense	503	842	277
Bargain purchase gains on acquisitions	(1,324)	(55,438)	—
Gain on sale of banking center	—	—	(2,856)
Increase in cash surrender value of bank owned life insurance	(86)	—	—
Net change in other assets and liabilities:
Accrued interest receivable	973	434	(262)
Accrued interest payable	56	(321)	(646)
Other assets	488	6,289	1,665
Other liabilities	(12,250)	(1,543)	(772)
Net cash provided by operating activities	25,436	89,914	123,604

INVESTING ACTIVITIES:
Net cash received in FDIC-assisted transactions	—	921,247	—
Purchases of securities available for sale	(194,527)	(61,717)	(598,495)
Purchases of securities to be held to maturity	(15,000)	(23,114)	(500)
Purchases of Federal Home Loan Bank stock	—	—	(46)
Proceeds from calls, maturities and paydowns of securities available for sale	195,553	287,773	310,331
Proceeds from calls, maturities and paydowns of securities to be held to maturity	10,294	5,341	5,402
Proceeds from sales of securities available for sale	—	38,724	161,652
Proceeds from sales of Federal Home Loan Bank stock	35	469	278
Proceeds from sales of other real estate owned	21,267	25,326	11,844
Purchase of commercial real estate loans	—	—	(32,650)
Net change in loans	52,801	(198,520)	(117,864)
Net purchases of premises and equipment	(5,022)	(3,888)	(3,727)
Purchase of bank owned life insurance	(25,000)	—	—
Sale of banking center	—	—	(15,388)
Net cash provided by/(used in) investing activities	40,401	991,641	(279,163)

FINANCING ACTIVITIES:
Net change in deposits	7,929	(894,756)	(536,792)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(85,329)	20,653	(88,433)
Payments of Federal Home Loan Bank advances	(37,600)	(590,095)	(75,247)
Proceeds from Federal Home Loan Bank advances	100,000	195,000	445,000
Repurchase of Common Stock	(4,095)	(1,668)	(492)
Net proceeds from Common Stock options exercised	439	147	438
Cash dividends paid	(14,009)	(36,116)	(12,315)
Net cash used in financing activities	(32,665)	(1,306,835)	(267,841)

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,172	(225,280)	(423,400)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,691	362,971	786,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,863	$137,691	$362,971

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, (in thousands)

	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:

Cash paid during the period for:
Interest	$21,337	$23,125	$30,908
Income taxes	31,875	53,763	48,947

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$15,271	$20,610	$11,300
Loans provided for sales of other real estate owned	2,377	1,554	3,119
Changes in fair value of derivatives used for cash flow hedges	170	—	—

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

As of December 31, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

As of December 31, 2013, in addition to an Internet delivery channel, Republic had 45 full-service banking centers with locations as follows:

•                  Kentucky – 34

•                  Metropolitan Louisville – 20

•                  Central Kentucky – 9

•                  Elizabethtown – 1

•                  Frankfort – 1

•                  Georgetown – 1

•                  Lexington – 5*

•                  Shelbyville – 1

•                  Western Kentucky – 2

•                  Owensboro – 2

•                  Northern Kentucky – 3

•                  Covington – 1

•                  Florence – 1

•                  Independence – 1

•                  Southern Indiana – 3

•                  Floyds Knobs – 1

•                  Jeffersonville – 1

•                  New Albany – 1

•                  Metropolitan Tampa, Florida – 4*

•                  Metropolitan Cincinnati, Ohio – 1

•                  Metropolitan Nashville, Tennessee – 2

•                  Metropolitan Minneapolis, Minnesota – 1*

* - One banking center in Palm Harbor, Florida, one in Lexington, Kentucky and Republic’s sole banking center in Minneapolis, Minnesota were closed in the first quarter of 2014, thereby reducing total banking centers to 42.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2013, RB gave the required 90-day regulatory notice of its intentions to close its sole banking center in Palm Harbor, Florida. This location was closed in January 2014 with the lease for the premises expiring in February 2014.

In October 2013, RB&T gave the required 90-day regulatory notice of its intentions to close its sole banking center in Minneapolis, Minnesota, which it acquired in connection with the First Commercial Bank (“FCB”) acquisition in September 2012. The Bank is currently under a lease for this location which is set to expire in April 2015. The Bank repurposed the location as a support office in January 2014 and intends to use the office until the expiration of its lease or until such time that it is able to negotiate with the landlord a buy-out of its future lease obligations. The banking center stopped transacting business at the Minnesota location with deposit customers in January 2014.

In November 2013, RB&T gave the required 90-day regulatory notice of its intentions to close its “Perimeter” banking center in Lexington, Kentucky. This location was closed in February 2014 with the lease for the premises expiring in June 2014.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates — Financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting estimates relate to:

•                  Allowance for loan losses (“Allowance”) and Provision for Loan Losses

•                  Acquisition Accounting

•                  Goodwill and Other Intangible Assets

•                  Mortgage Servicing Rights

•                  Income Tax Accounting

•                  Investment Securities

•                  Other real estate owned (“OREO”)

These estimates are particularly subject to change and actual results could differ from these estimates.

Concentration of Credit Risk — Most of the Company’s Traditional Banking business activity is with customers located in Kentucky, Southern Indiana, Florida, Tennessee and Minnesota. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas. Furthermore, the Company’s warehouse lines are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the nation. As of December 31, 2013, 44% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2013, 2012 and 2011, approximately 9%, 38% and 52% of total Company net revenues (interest income plus non-interest income) were derived from RPG’s TRS division.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Acquisition Accounting — The Bank accounts for its 2012 FDIC-assisted acquisitions in accordance with the acquisition method as outlined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage loans held for sale are generally sold with the mortgage servicing rights (“MSR”) retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in net gains on sales of loans, which is a component of Mortgage Banking income on the income statement. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

MSRs are evaluated for impairment quarterly based upon the fair value of the MSRs as compared to carrying amount. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate, loan type, loan terms and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Bank later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances are reported within Mortgage Banking income on the income statement. The fair values of MSRs are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates.

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2013 and 2012, management determined there was $0 and $345,000 impairment within the MSR portfolio.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. Loan servicing income totaled $2.1 million, $2.2 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011. Late fees and ancillary fees related to loan servicing are not material.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs and the Allowance. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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

All interest accrued but not received for all classes of loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, typically a minimum of six months of performance. Consumer and credit card loans, are not placed on non-accrual status, but are reviewed periodically and charged off when the loans reach 90 days past due or at any point the loan is deemed uncollectible.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans purchased in the Company’s 2012 FDIC-assisted acquisitions are accounted for using one of the following accounting standards:

•                  ASC Topic 310-20, Non Refundable Fees and Other Costs, is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between the loan’s day-one fair value and amortized cost would be amortized or accreted into income using the interest method.

•                  ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

Purchased Loans (ASC Topic 310-20) — Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

Purchased Credit Impaired (“PCI”) Loans (ASC Topic 310-30) — In determining the day-one fair values of PCI loans, management considers a number of factors including, among other things, the estimated remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received. For the Company’s 2012 FDIC-assisted acquisitions, RB&T elected to account for PCI loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

Management separately monitors the PCI portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, estimated life, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category; whose credit risk is considered equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans may be contractually past due 80 days-or-more and continue to accrue interest if future cash flows can be reasonably projected to allow continuation of discount accretion.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PCI loans would be placed on non-accrual when management determines that based on estimated cash flow, the Bank will be unable to accrete any yield on such loan. PCI loans may also be placed on non-accrual if management cannot reasonably estimate future cash flows on such loans

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional provision for loan losses if its restructured cash flows are less than management’s initial day-one expectations. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

Allowance for Loan Losses — The Allowance is a valuation allowance for probable incurred credit losses and includes overdrawn deposit accounts. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific classes, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component is based on historical loss experience adjusted for qualitative factors.

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that meet the following classifications are considered impaired:

•                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

•                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial estimate;

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s classified and special mention loans are generally commercial and industrial (“C&I”) and commercial real estate (“CRE”) loans but also include large single family residential and home equity loans, as well as TDRs, whether retail or commercial in nature. The Bank reviews and monitors these loans on a regular basis. Generally, loans are designated as classified or special mention to ensure more frequent monitoring. These loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original or modified contractual terms, then the loan is generally downgraded and often placed on non-accrual status.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Generally accepted accounting principles recognizes three methods to measure specific loan impairment, including:

•                  Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bank employs this method for a significant portion of its impaired TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the loan’s expected future cash flows and changes in the recorded investment in such loans.

•                  Collateral Method — The recorded investment in the loan is measured against the fair value of the loan’s collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when the loan’s repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate appraisal on file.  Measured impairment under this method is classified loss and charged off. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the loan class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

•                  Market Value Method — The recorded investment in the loan is measured against the loan’s obtainable market value. The Bank does not currently employ this technique as it is typically impractical.

In addition to obtaining appraisals at the time of loan origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related loans exhibiting an increased risk of loss are typically obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 80 days delinquent, but no more than 180 days past due. When determining the amount of reserve, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

For loans not considered impaired, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan class. Management evaluates the following historical loss rate scenarios:

•                  Rolling four quarter average

•                  Rolling eight quarter average

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, management uses the higher of the rolling eight, twelve, or sixteen quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated loans.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

•                  Changes in nature, volume and seasoning of the loan portfolio;

•                  Changes in experience, ability, and depth of lending management and other relevant staff;

•                  Changes in the quality of the Bank’s loan review program;

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

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•                  The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

A “portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its Allowance. A “class” of loans represents further disaggregation of a portfolio segment based on risk characteristics and the entity’s method for monitoring and assessing credit risk. In developing its allowance methodology, the Company has identified the following Traditional Banking portfolio segments:

Portfolio Segment 1 — Loans where the allowance methodology is determined based on a loan grading system (primarily commercial related loans).

For this portfolio, the Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current economic trends. The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s). The Bank analyzes loans individually, and based on this analysis, establishes a credit risk rating consistent with its credit risk matrix.

Portfolio Segment 2 — Loans where the allowance methodology is driven by delinquency and non-accrual data (primarily retail mortgage or consumer related).

For this portfolio, the Bank analyzes risk classes based on delinquency and/or non-accrual status.

See Footnote 4 “Loans and Allowance for Loan Losses” in this section of the filing for additional discussion regarding the Company’s Allowance.

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s Credit Administration Department (“CAD”) reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On an annual basis, the Bank compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at an estimated fair value.

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

Federal Home Loan Bank Stock — The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

Bank Owned Life Insurance (“BOLI”) — During the fourth quarter of 2013, the Bank purchased $25 million in BOLI policies on certain employees. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Bank recognizes tax-free income from the periodic increases in cash surrender value of these policies and from death benefits in non-interest income.

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

Based on its assessment, the Company believes its goodwill of $10 million was not impaired and is properly recorded in the consolidated financial statements as of December 31, 2013 and 2012.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which can range from two to ten years. During 2013, the Company amortized all $510,000 in other intangible assets held as of December 31, 2012.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives — Derivatives are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value. The Company’s derivatives include interest rate swap agreements. For asset/liability management purposes, the Bank uses interest rate swap agreements to hedge the exposure or to modify the interest rate characteristic of certain immediately repricing liabilities. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income. Offsetting fair values are recorded in other assets and other liabilities with no net effect on other operating income.

Net cash settlements on interest rate swaps are recorded in interest expense and cash flows related to the swaps are classified in the cash flow statement the same as the interest expense and cash flows from the liabilities being hedged. The Bank formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet. The Bank also formally assesses, both at the hedge’s inception and on an ongoing basis, whether a swap is highly effective in offsetting changes in cash flows of the hedged items. The Bank discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Stock Based Compensation — For stock options and restricted stock awards issued to employees, compensation cost is recognized based on the fair value of these awards at the date of grant. The Company utilizes a Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share — Basic earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential Class A common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income (“OCI”). OCI includes unrealized gains and losses on securities available for sale, net of tax, and unrealized gains and losses on cash flow hedges, which are also recognized as a separate component of equity.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet includes $168,000 and $744,000 of required reserve balances at December 31, 2013 and 2012. The Bank earns a nominal interest rate for balances held at the FRB in excess of required reserves. The Bank does not earn interest on cash balances at its branches and within its Automated Teller Machine (“ATM”) network.

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

Dividend Restrictions — Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Republic or by Republic to shareholders.

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Footnote 5 “Fair Value” in this section of the filing. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information — Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in three lines of business — Traditional Banking, Mortgage Banking and RPG.

Reclassifications and recasts — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income. Additionally, as discussed in Footnote 2 “2012 FDIC-Assisted Acquisitions,” during the first quarter of 2013 the Bank posted adjustments to the FCB acquired assets in the determination of acquisition day (“day-one”) fair values, which resulted in a $1.3 million increase to the bargain purchase gain presented.

2.                                      2012 FDIC-ASSISTED ACQUISITIONS

OVERVIEW

During 2012, the Bank acquired two failed institutions in FDIC-assisted transactions. The Bank did not raise capital to complete either of these acquisitions.

The Bank determined that its 2012 FDIC-assisted acquisitions constituted “business acquisitions” as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were presented at their estimated fair values, as required. Fair values were determined over a measurement period based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of these day-one fair values requires management to make material estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, recast adjustments for loans and other real estate owned were made as market value data, such as appraisals, were received by the Bank. Increases or decreases to day-one fair values have been reflected with a corresponding increase or decrease to bargain purchase gain.

Tennessee Commerce Bank (“TCB”)

On January 27, 2012, the Bank acquired specific assets and assumed substantially all of the deposits and specific other liabilities of TCB, which was headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement (“P&A”) — Whole Bank; All Deposits entered into among RB&T, the FDIC as receiver of TCB and the FDIC. On January 30, 2012, TCB’s sole location re-opened as a division of RB&T.

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

2.                                      2012 FDIC-ASSISTED ACQUISITIONS (continued)

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

2.                                      2012 FDIC-ASSISTED ACQUISITIONS (continued)

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

RB&T incurred TCB acquisition and integration costs of approximately $1.8 million in 2012. Included in the total integration costs was $724,000 for estimated short-term retention bonuses for certain former TCB employees and short-term incentive bonuses for existing RB&T employees related to the successful branch consolidation and core system conversion. In addition, total integration costs included $642,000 for estimated professional and consulting fees, as well as $471,000 for a long-term incentive program for RB&T employees based upon a two-year profitability target for the overall TCB operation.

First Commercial Bank (“FCB”)

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

2.             2012 FDIC-ASSISTED ACQUISITIONS (continued)

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

2.             2012 FDIC-ASSISTED ACQUISITIONS (continued)

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

In October 2013, Republic gave the required 90-day regulatory notice of its intentions to close its sole banking center in Minneapolis, Minnesota.  The Bank is currently under a lease for this location which is set to expire in April 2015. The Bank repurposed the location as a support office in January 2014 and intends to use the office until the expiration of its lease or until such time that it is able to negotiate with the landlord a buy-out of its future lease obligations. The banking center stopped transacting business at the Minnesota location with deposit customers in January 2014.

The core deposit intangible asset associated with the FCB acquisition was accelerated, effective October 2013, in connection with the Bank’s notice of its intent to repurpose the Minnesota banking center.

2.             2012 FDIC-ASSISTED ACQUISITIONS (continued)

FAIR VALUE METHODS ASSOCIATED WITH THE COMPANY’S 2012 FDIC-ASSISTED ACQUISITIONS

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

2.             2012 FDIC-ASSISTED ACQUISITIONS (continued)

The composition of acquired loans as of the respective acquisition dates follows:

Tennessee Commerce Bank

	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	2012 Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$22,693	$(4,076)	$243	$18,860
Commercial real estate	18,646	(6,971)	1,988	13,663
Construction & land development	14,877	(2,681)	(1,972)	10,224
Commercial & industrial	13,224	(6,939)	496	6,781
Home equity	6,220	(606)	24	5,638
Consumer:
Credit cards	608	(22)	—	586
Overdrafts	672	(621)	—	51
Other consumer	2,172	(750)	51	1,473
Total loans	$79,112	$(22,666)	$830	$57,276

First Commercial Bank

	September 7, 2012
	As Previously Reported		As Recasted
			2012 & 2013
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$48,409	$(9,634)	$180	$38,955
Commercial real estate	82,161	(12,330)	(1,746)	68,085
Construction & land development	14,918	(6,182)	316	9,052
Commercial & industrial	25,475	(16,060)	4,120	13,535
Home equity	404	(3)	—	401
Consumer:
Credit cards	—	—	—	—
Overdrafts	6	—	—	6
Other consumer	371	(5)	(49)	317
Total loans	$171,744	$(44,214)	$2,821	$130,351

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

2.             2012 FDIC-ASSISTED ACQUISITIONS (continued)

First Commercial Bank

	September 7, 2012
		2012 & 2013
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$116,940	$4,213	$121,153
Non-accretable difference	(33,523)	4,640	(28,883)
Cash flows expected to be collected	83,417	8,853	92,270
Accretable difference	(2,827)	(1,819)	(4,646)
Fair value of loans	$80,590	$7,034	$87,624

The following table presents a rollforward of the accretable discount on PCI loans over the two years ended December 31, 2013:

	Tennessee	First
	Commerce	Commercial
(in thousands)	Bank	Bank	Total

Day-one 2012 beginning balances, as recasted	$(498)	$(2,912)	$(3,410)
Transfers between non-accretable and accretable	—	—	—
Accreted/(Amortized) into interest income on loans, including loan fees	179	136	315
Other changes	—	—	—
Balance December 31, 2012	$(319)	$(2,776)	$(3,095)
Transfers between non-accretable and accretable	(2,771)	(3,684)	(6,455)
Accreted/(Amortized) into interest income on loans, including loan fees	1,926	4,167	6,093
Other changes	—	—	—
Balance December 31, 2013	$(1,164)	$(2,293)	$(3,457)

Changes between the accretable and non-accretable components within the day-one measurement periods were deemed to be the result of facts and circumstances that existed the day of the acquisition and became known to the Bank after the fact. Thus, any adjustments between the two categories within the measurement period were deemed to be recast adjustments to the bargain purchase gain.

Core Deposit Intangible — In its assumption of the deposit liabilities for the 2012 FDIC-assisted acquisitions, the Bank believed that the customer relationships associated with these deposits had intangible value, although this value was anticipated to be modest given the nature of the deposit accounts and the anticipated rapid account run-off since acquired. The Bank recorded core deposit intangible assets of $64,000 and $559,000 related to the TCB and FCB acquisitions in 2012. The fair value of these intangible assets were estimated based on a discounted cash flow methodology that gave appropriate consideration to type of deposit, deposit retention, cost of the deposit base and net maintenance cost attributable to customer deposits. The core deposit intangible asset associated with the FCB acquisition was accelerated, effective October 2013, in connection with the Bank’s notice of its intent to repurpose the Minnesota banking center.

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

2.             2012 FDIC-ASSISTED ACQUISITIONS (continued)

The Bank acquired $19 million in OREO related to the FCB acquisition, which was initially reduced by an $8 million fair value adjustment as of September 7, 2012. During the fourth quarter of 2012 and the first quarter of 2013, the Bank posted a net negative recast adjustment of $785,000 to OREO to mark several properties to market based on appraisals received.

FHLB Advances — The Bank acquired $3 million in FHLB advances related to the FCB acquisition. The advances were marked to market as of the acquisition date based on early prepayment payoffs (including penalties) received from the FHLB. The Bank paid off the advances during the third quarter of 2012 at no additional loss beyond the fair value adjustment as of the date of acquisition.

Deposits — The fair values used for the demand and savings deposits that comprise the acquisition accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

The Bank assumed $947 million in deposits at estimated fair value in connection with the TCB acquisition. As permitted by the FDIC, within seven days of the acquisition date, RB&T had the option to disclose to TCB’s deposit customers that it was repricing the acquired deposit portfolios. In addition, depositors had the option to withdraw funds without penalty. The Bank chose to reprice all of the acquired TCB interest-bearing deposits, including transaction, time and brokered deposits with an effective date of January 28, 2012. This re-pricing triggered significant time “run-off” consistent with management’s expectations.

The Bank assumed $196 million in deposits at estimated fair value in connection with the FCB acquisition. The Bank chose to re-price all of the acquired FCB time deposits with an effective date of October 1, 2012. This re-pricing triggered time deposit “run-off” consistent with management’s expectations.

2.             2012 FDIC-ASSISTED ACQUISITIONS (continued)

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

* - denotes a time deposit

The Bank accrued FCB acquisition and integration costs of approximately $1.3 million in 2012. Included in the total integration costs was $380,000 for estimated short-term retention bonuses for certain former FCB employees and short-term incentive bonuses for existing RB&T employees related to a successful branch consolidation and core system conversion. In addition, total 2012 integration costs included $710,000 for estimated professional and consulting fees, as well as $199,000 for a long-term incentive program for RB&T employees based upon a two-year profitability target for the overall FCB operation.

3.             INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$97,157	$409	$(101)	$97,465
Private label mortgage backed security	4,740	745	—	5,485
Mortgage backed securities - residential	146,087	4,288	(288)	150,087
Collateralized mortgage obligations	164,264	1,228	(1,546)	163,946
Mutual fund	1,000	—	(5)	995
Corporate bonds	15,015	50	(150)	14,915
Total securities available for sale	$428,263	$6,720	$(2,090)	$432,893

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$38,931	$547	$(6)	$39,472
Private label mortgage backed security	5,684	3	—	5,687
Mortgage backed securities - residential	190,569	6,641	—	197,210
Collateralized mortgage obligations	194,427	1,580	(130)	195,877
Total securities available for sale	$429,611	$8,771	$(136)	$438,246

Securities held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,311	$7	$(13)	$2,305
Mortgage backed securities - residential	420	43	—	463
Collateralized mortgage obligations	42,913	387	(184)	43,116
Corporate bonds	5,000	—	(116)	4,884
Total securities held to maturity	$50,644	$437	$(313)	$50,768

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$4,388	$27	$—	$4,415
Mortgage backed securities - residential	827	63	—	890
Collateralized mortgage obligations	40,795	316	—	41,111
Total securities to be held to maturity	$46,010	$406	$—	$46,416

3.                                INVESTMENT SECURITIES (continued)

At December 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During 2013, there were no sales of securities available for sale.

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

•                  There were no sales of securities available for sale during the second, third and fourth quarters of 2012.

See additional discussion regarding securities acquired in connection with the TCB acquisition in this section of the filing under Footnote 2 “2012 FDIC-Assisted Acquisitions.”

During 2011, the Bank recognized gross gains of $2.3 million and gross losses of $0 in earnings for sales of securities available for sale. Gross gains were recognized as follows in 2011:

•                  There were no sales of securities available for sale during the first quarter of 2011.

•                  During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.

•                  During the third quarter of 2011, the Bank realized $188,000 in pre-tax gains related to unamortized discount accretion on $24 million of callable U.S. Government agencies that were called during the third quarter of 2011 before their maturity.

•                  Also, during the third quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $2 million, resulting in a pre-tax gain of $112,000.

•                  Finally, during the fourth quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $1.5 million, resulting in a pre-tax gain of $77,000.

The tax provision related to the Bank’s realized gains totaled $0, $20,000 and $800,000 for the years ended December 31, 2013, 2012 and 2011.

3.         INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2013 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
December 31, 2013 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$24,395	$24,760	$508	$512
Due from one year to five years	70,259	70,237	1,803	1,793
Due from five years to ten years	17,518	17,383	5,000	4,884
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,740	5,485	—	—
Mortgage backed securities - residential	146,087	150,087	420	463
Collateralized mortgage obligations	164,264	163,946	42,913	43,116
Mutual fund	1,000	995	—	—
Total securities	$428,263	$432,893	$50,644	$50,768

Corporate Bonds

During 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds, which have a weighted average life of seven years, were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of December 31, 2013.

Mortgage backed Securities

At December 31, 2013, with the exception of the $5.5 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At December 31, 2013 and December 31, 2012, there were gross unrealized/unrecognized losses of $1.8 million and $130,000 related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

Market Loss Analysis

Securities with unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$44,041	$(101)	$—	$—	$44,041	$(101)
Mortgage backed securities - residential	19,494	(288)	—	—	19,494	(288)
Collateralized mortgage obligations	55,927	(1,546)	—	—	55,927	(1,546)
Mutual fund	995	(5)	—	—	995	(5)
Corporate bonds	9,850	(150)	—	—	9,850	(150)

Total securities available for sale	$130,307	$(2,090)	$—	$—	$130,307	$(2,090)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$521	$(13)	$—	$—	$521	$(13)
Collateralized mortgage obligations	18,686	(184)	—	—	18,686	(184)
Corporate bonds	4,884	(116)	—	—	4,884	(116)

Total securities held to maturity	$24,091	$(313)	$—	$—	$24,091	$(313)

	Less than 12 months		12 months or more		Total
December 31, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale
U.S. Treasury securities and U.S. Government agencies	$3,588	$(6)	$—	$—	$3,588	$(6)
Collateralized mortgage obligations	20,508	(130)	—	—	20,508	(130)

Total securities available for sale	$24,096	$(136)	$—	$—	$24,096	$(136)

At December 31, 2013, the Bank’s security portfolio consisted of 147 securities, 27 of which were in an unrealized loss position.

At December 31, 2012, the Bank’s security portfolio consisted of 153 securities, seven of which were in an unrealized loss position.

3.             INVESTMENT SECURITIES (continued)

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in value below amortized cost is other-than-temporary. In conducting this assessment, the Bank evaluates a number of factors including, but not limited to:

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.5 million at December 31, 2013. This security, with an average remaining life currently estimated at four years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 5 “Fair Value.”

3.         INVESTMENT SECURITIES (continued)

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Year ended December 31, (in thousands)	2013	2012	2011

Balance, beginning of year	$2,142	$3,455	$9,757
Reversal of interest reserve	—	—	(169)
Recovery of losses previously recorded	(201)	—	—
Realized pass through of actual losses	—	(1,313)	(6,412)
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	279
Balance, end of year	$1,941	$2,142	$3,455

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $4.7 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2013	2012

Carrying amount	$224,693	$334,560
Fair value	224,989	334,843

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at period end follows:

December 31, (in thousands)	2013	2012

Residential real estate:
Owner occupied	$1,097,795	$1,145,495
Non owner occupied	110,809	74,539
Commercial real estate	773,173	714,642
Commercial real estate - purchased whole loans	34,186	33,531
Construction & land development	44,351	68,214
Commercial & industrial	127,763	130,681
Warehouse lines of credit	149,576	216,576
Home equity	226,782	241,607
Consumer:
Credit cards	9,030	8,716
Overdrafts	944	955
Other consumer	15,383	15,241

Total loans	2,589,792	2,650,197
Less: Allowance for loan losses	23,026	23,729

Total loans, net	$2,566,766	$2,626,468

2012 FDIC-Assisted Acquisitions

The contractual amount of the loans associated with the TCB transaction decreased from $79 million as of the acquisition date to $34 million and $42 million as of December 31, 2013 and 2012. The carrying value of these loans was $57 million as of the acquisition date compared to $29 and $31 million as of December 31, 2013 and 2012.

The contractual amount of the loans associated with the FCB transaction decreased from $172 million as of the acquisition date to $85 million and $139 million as of December 31, 2013 and 2012. The carrying value of these loans was $130 million as of the acquisition date compared to $68 million and $108 million as of December 31, 2013 and 2012.

The composition of TCB and FCB loans outstanding at December 31, 2013 and December 31, 2012 follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2013 (in thousands)	Bank	Bank	Banks

Residential real estate	$10,191	$19,554	$29,745
Commercial real estate	13,398	43,167	56,565
Construction & land development	295	1,614	1,909
Commercial & industrial	329	2,867	3,196
Home equity	4,270	366	4,636
Consumer:
Credit cards	205	—	205
Overdrafts	4	—	4
Other consumer	73	129	202
Total loans	$28,765	$67,697	$96,462

The above table is inclusive of loans originated subsequent to the respective acquisition dates.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Residential real estate	$12,270	$32,459	$44,729
Commercial real estate	8,015	61,758	69,773
Construction & land development	4,235	3,301	7,536
Commercial & industrial	1,284	9,405	10,689
Home equity	4,183	385	4,568
Consumer:
Credit cards	321	—	321
Overdrafts	1	11	12
Other consumer	655	333	988
Total loans	$30,964	$107,652	$138,616

The tables below reconcile the contractually-required and carrying amounts of acquired TCB and FCB loans at December 31, 2013 and December 31, 2012:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2013 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$34,406	$85,184	$119,590
Non-accretable difference	(3,884)	(15,194)	(19,078)
Accretable difference	(1,757)	(2,293)	(4,050)
Total carrying value of loans	$28,765	$67,697	$96,462

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Contractually-required principal	$42,188	$139,156	$181,344
Non-accretable difference	(10,393)	(28,870)	(39,263)
Accretable difference	(831)	(2,634)	(3,465)
Total carrying value of loans	$30,964	$107,652	$138,616

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions.”

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

•                  For new and renewed C&I, CRE and construction and land development loans, the Bank’s Credit Administration Department (“CAD”) assigns the credit quality grade to the loan. Loan grades for new C&I, CRE and construction and land development loans with an aggregate credit exposure of $2.0 million or greater are validated by the Senior Loan Committee (“SLC”).

•                  The SLC is chaired by the Chief Operating Officer of Commercial Banking (“COO”) and includes the Bank’s Chief Credit Officer (“CCO”) and is attended by the Bank’s Chief Risk Management Officer (“CRMO”), among other executives.

•                  Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to the CCO. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CAD.

•                  The COO meets monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are designed to give loan officers an opportunity to identify an existing loan that should be downgraded.

•                  Monthly, members of senior management along with managers of Commercial Lending, CAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all C&I and CRE, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the Allowance analysis.

•                  All new and renewed warehouse lending loans are approved by the SLC and Executive Loan Committee. The CAD assigns the initial credit quality grade to warehouse lending loans. Monthly, members of senior management along with the SLC, review warehouse lending activity and monitor key performance indicators such as average days outstanding, average FICO credit report score, average LTV and other important factors.

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

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current economic trends. The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s). The Bank analyzes loans individually, and based on this analysis, establishes a credit risk rating. The Bank uses the following definitions for risk ratings:

Risk Grade 1 — Excellent (Pass): Loans fully secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans fully secured by publicly traded marketable securities where there is no impediment to liquidation; or loans to any publicly held company with a current long-term debt rating of A or better.

Risk Grade 2 — Good (Pass): Loans to businesses that have strong financial statements containing an unqualified opinion from a Certified Public Accounting firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans that are guaranteed or otherwise backed by the full faith and credit of the U.S. government or an agency thereof, such as the Small Business Administration; or loans to publicly held companies with current long-term debt ratings of Baa or better.

Risk Grade 3 — Satisfactory (Pass): Loans supported by financial statements (audited or unaudited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered.

Risk Grade 4 — Satisfactory/Monitored (Pass): Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

Risk Grade 5 — Special Mention: Loans that possess some credit deficiency or potential weakness that deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) credit weaknesses are considered potential and are not defined impairments to the primary source of repayment.

Purchased Credit Impaired Loans Group 1 (“PCI-1”): To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category; whose credit risk is considered equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate.  Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Purchased Credit Impaired Loans — Substandard (“PCI-Sub”): If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan within the Bank’s credit rating matrix. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

See additional discussion regarding purchased credit impaired loans in this section of the filing under Footnote 2 “2012 FDIC-Assisted Acquisitions.”

Risk Grade 6 — Substandard: One or more of the following characteristics may be exhibited in loans classified as Substandard:

•                  Loans that possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.

•                  Loans are inadequately protected by the current net worth and paying capacity of the obligor.

•                  The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.

•                  Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

•                  Unusual courses of action are needed to maintain a high probability of repayment.

•                  The borrower is not generating enough cash flow to repay loan principal, however, it continues to make interest payments.

•                  The Bank is forced into a subordinated or unsecured position due to flaws in documentation.

•                  The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

•                  There is significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7 — Doubtful: One or more of the following characteristics may be present in loans classified as Doubtful:

•                  Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.

•                  The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

•                  The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8 — Loss: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified “Loss” when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

For all real estate and consumer loans that do not meet the scope above, the Bank uses a grading system based on delinquency. Loans that are 80 days or more past due, on non-accrual, or are troubled debt restructurings are graded “Substandard.” Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross-collateralized with a classified C&I or CRE loan.

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

Management separately monitors PCI loans, and on at least a quarterly basis, reviews them against the factors and assumptions used in determining their day-one fair values. In addition to its quarterly evaluation, a PCI loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional provision for loan losses if its restructured cash flows are less than management’s initial day-one expectations. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Credit Quality Indicators

Based on the Bank’s internal analysis performed, the risk category of loans by class follows:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2013		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$27,431	$10,994	$—	$2,810	$—	$41,235
Non owner occupied	—	919	1,292	—	7,936	—	10,147
Commercial real estate	709,610	11,125	25,296	—	27,142	—	773,173
Commercial real estate - Purchased whole loans	34,186	—	—	—	—	—	34,186
Construction & land development	40,591	128	2,386	—	1,246	—	44,351
Commercial & industrial	123,646	296	2,035	—	1,564	222	127,763
Warehouse lines of credit	149,576	—	—	—	—	—	149,576
Home equity	—	250	2,014	—	—	—	2,264
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	18	66	—	33	—	117

Total rated loans	$1,057,609	$40,167	$44,083	$—	$40,731	$222	$1,182,812

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2012		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$26,031	$8,700	$—	$2,413	$—	$37,144
Non owner occupied	—	2,616	3,350	—	20,190	—	26,156
Commercial real estate	624,631	17,216	28,433	—	44,362	—	714,642
Commercial real estate - Purchased whole loans	33,531	—	—	—	—	—	33,531
Construction & land development	61,556	1,088	3,878	—	1,692	—	68,214
Commercial & industrial	121,170	2,639	2,592	—	4,280	—	130,681
Warehouse lines of credit	216,576	—	—	—	—	—	216,576
Home equity	—	648	2,346	—	—	—	2,994
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	387	53	—	41	—	481

Total rated loans	$1,057,464	$50,625	$49,352	$—	$72,978	$—	$1,230,419

* - Special Mention and Substandard loans include $1 million and $6 million at December 31, 2013 and $4 million and $11 million at December 31, 2012, respectively, which were removed from the Purchased Credit Impaired population due to a post-acquisition troubled debt restructuring of the loan.

** - The above tables exclude all non-classified residential real estate and consumer loans at the respective period ends. The tables also exclude most non classified small C&I and CRE relationships totaling $100,000 or less. These loans are not rated since they are accruing interest and are not past due 80-days-or-more.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for Loan Losses

Activity in the Allowance follows:

December 31, (in thousands)	2013	2012	2011

Allowance for loan losses at beginning year	$23,729	$24,063	$23,079

Charge offs - Traditional Banking	(6,185)	(9,888)	(7,309)
Charge offs - Refund Anticipation Loans	—	(11,097)	(15,484)
Total charge offs	(6,185)	(20,985)	(22,793)

Recoveries - Traditional Banking	1,654	1,387	1,887
Recoveries - Refund Anticipation Loans	845	4,221	3,924
Total recoveries	2,499	5,608	5,811

Net loan charge offs - Traditional Banking	(4,531)	(8,501)	(5,422)
Net loan charge offs - Refund Anticipation Loans	845	(6,876)	(11,560)
Net loan charge offs	(3,686)	(15,377)	(16,982)

Provision for loan losses - Traditional Banking	3,828	8,167	6,406
Provision for loan losses - Refund Anticipation Loans	(845)	6,876	11,560
Total provision for loan losses	2,983	15,043	17,966

Allowance for loan losses at end of year	$23,026	$23,729	$24,063

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

Prior to January 1, 2012, the Bank’s Allowance calculation was supported with qualitative factors which included a nominal “unallocated” Allowance component totaling $2.0 million as of December 31, 2011. The Bank believed that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the recent economic downturn, as compared to other parts of the U.S. With the Bank’s 2012 expansion, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions, and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank revised its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories. This methodology change did not have a material impact on the Bank’s provision for loan losses for the year ended December 31, 2012.

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

In executing this methodology change, the Bank primarily focused on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan.

The following tables present the activity in the Allowance by portfolio class for the years ended December 31, 2013 and 2012:

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Year Ended	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
December 31, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Beginning balance	$7,006	$1,049	$8,843	$34	$2,769	$580	$541
Provision for loan losses	2,411	43	539	—	(902)	876	(92)
Loans charged off	(1,886)	(241)	(1,190)	—	(619)	(466)	—
Recoveries	285	172	117	—	48	99	—

Ending balance	$7,816	$1,023	$8,309	$34	$1,296	$1,089	$449

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$2,348	$—	$210	$198	$151	$23,729
Provision for loan losses	515	(845)	202	191	45	2,983
Loans charged off	(632)	—	(142)	(601)	(408)	(6,185)
Recoveries	165	845	19	411	338	2,499

Ending balance	$2,396	$—	$289	$199	$126	$23,026

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Year Ended	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
December 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Beginning balance	$5,212	$1,142	$7,724	$—	$3,042	$1,025	$104
Allocation of previously unallocated allowance	1,117	146	47	—	—	—	—
Provision for loan losses	3,549	144	2,015	34	1,545	(294)	437
Loans charged off	(3,128)	(520)	(1,033)	—	(1,922)	(176)	—
Recoveries	256	137	90	—	104	25	—

Ending balance	$7,006	$1,049	$8,843	$34	$2,769	$580	$541

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated*	Total

Beginning balance	$2,984	$—	$503	$135	$227	$1,965	$24,063
Allocation of previously unallocated allowance*	536	—	47	17	55	(1,965)	—
Provision for loan losses	988	6,876	(253)	92	(90)	—	15,043
Loans charged off	(2,252)	(11,097)	(123)	(468)	(266)	—	(20,985)
Recoveries	92	4,221	36	422	225	—	5,608

Ending balance	$2,348	$—	$210	$198	$151	$—	$23,729

* Allocation was made January 1, 2012 based on a methodology change to the Company’s Allowance .

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Subprime Lending

The Bank has certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination. These loans totaled approximately $58 million and $66 million at December 31, 2013 and 2012. Approximately $17 million and $19 million of the outstanding subprime loans at December 31 2013 and 2012 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other stringent underwriting qualifications such as higher debt to income and loan-to-value requirements.

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2013	2012	2011

Loans on non-accrual status(1)	$19,104	$18,506	$23,306
Loans past due 90-days-or-more and still on accrual(2)	1,974	3,173	—

Total non-performing loans	21,078	21,679	23,306
Other real estate owned	17,102	26,203	10,956
Total non-performing assets	$38,180	$47,882	$34,262
Credit Quality Ratios
Non-performing loans to total loans	0.81%	0.82%	1.02%
Non-performing assets to total loans (including OREO)	1.46%	1.79%	1.49%
Non-performing assets to total assets	1.13%	1.41%	1.00%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90-days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

Non-performing loans and non-performing asset balances related to the 2012 FDIC-assisted acquisitions, and included in the tables above at December 31, 2013 and December 31, 2012, are presented in the tables below:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2013 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status(1)	$290	$—	$290
Loans past due 90 days-or-more and still on accrual(2)	334	1,640	1,974

Total non-performing loans	624	1,640	2,264
Other real estate owned	371	9,092	9,463
Total non-performing assets	$995	$10,732	$11,727
Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	2.35%
Non-performing assets to total loans (including OREO)	11.07%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90 days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (dollars in thousands)	Bank	Bank	Banks

Loans on non-accrual status (1)	$—	$—	$—
Loans past due 90-days-or-more and still on accrual (2)	801	2,372	3,173

Total non-performing loans	801	2,372	3,173
Other real estate owned	2,100	12,398	14,498
Total non-performing assets	$2,901	$14,770	$17,671

Credit Quality Ratios - Acquired Banks:
Non-performing loans to total loans	2.29%
Non-performing assets to total loans (including OREO)	11.54%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90 days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” in this section of the filing.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

				Loans Past Due 90-Days-or-More
	Non-Accrual Loans			and Still Accruing Interest
December 31, (in thousands)	2013	2012	2011	2013	2012	2011

Residential real estate:
Owner occupied	$8,538	$9,298	$12,183	$673	$730	$—
Non owner occupied	1,279	1,376	1,565	—	—	—
Commercial real estate	7,643	3,756	3,032	—	712	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land dev.	97	1,777	2,521	70	531	—
Commercial & industrial	327	334	373	1,231	1,200	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,128	1,868	3,603	—	—	—
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	92	97	29	—	—	—

Total	$19,104	$18,506	$23,306	$1,974	$3,173	$—

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future payments are reasonably assured. TDRs on non-accrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms. Loans past due 90-days-or-more and still on accrual currently only represent PCI loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2013	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Loans

Residential real estate:
Owner occupied	$1,956	$733	$3,668	$6,357	$1,091,438	$1,097,795
Non owner occupied	195	967	131	1,293	109,516	110,809
Commercial real estate	874	384	3,940	5,198	767,975	773,173
Commercial real estate - purchased whole loans	—	—	—	—	34,186	34,186
Construction & land development	332	—	167	499	43,852	44,351
Commercial & industrial	—	—	1,415	1,415	126,348	127,763
Warehouse lines of credit	—	—	—	—	149,576	149,576
Home equity	665	48	397	1,110	225,672	226,782
Consumer:
Credit cards	87	6	5	98	8,932	9,030
Overdrafts	159	—	—	159	785	944
Other consumer	67	27	—	94	15,289	15,383

Total	$4,335	$2,165	$9,723	$16,223	$2,573,569	$2,589,792
Delinquent loans to total loans	0.17%	0.08%	0.38%	0.63%

	30 - 59	60 - 89	Greater than	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent *	Delinquent	Delinquent	Loans

Residential real estate:
Owner occupied	$2,210	$1,978	$4,712	$8,900	$1,136,595	$1,145,495
Non owner occupied	907	1,128	864	2,899	71,640	74,539
Commercial real estate	103	486	2,051	2,640	712,002	714,642
Commercial real estate - purchased whole loans	—	—	—	—	33,531	33,531
Construction & land development	—	194	1,930	2,124	66,090	68,214
Commercial & industrial	222	733	1,307	2,262	128,419	130,681
Warehouse lines of credit	—	—	—	—	216,576	216,576
Home equity	521	251	882	1,654	239,953	241,607
Consumer:
Credit cards	60	5	—	65	8,651	8,716
Overdrafts	167	1	—	168	787	955
Other consumer	102	28	2	132	15,109	15,241

Total	$4,292	$4,804	$11,748	$20,844	$2,629,353	$2,650,197
Delinquent loans to total loans	0.16%	0.18%	0.44%	0.78%

* - All loans past due 90 days-or-more, excluding PCI loans, as of December 31, 2013 and 2012 were on non-accrual status.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

An aging of the recorded investment in past due loans related to the 2012 FDIC-assisted acquisitions and included in the preceding tables at December 31, 2013 and December 31, 2012, are presented below:

	30 - 59	60 - 89	Greater than	Total	Total	Total
December 31, 2013	Days	Days	90 Days	Loans	Loans Not	Acquired Bank
(dollars in thousands)	Delinquent	Delinquent	Delinquent *	Delinquent	Delinquent	Loans

Residential real estate	$213	$178	$673	$1,064	$28,681	$29,745
Commercial real estate	241	384	—	625	55,940	56,565
Construction & land development	334	—	70	404	1,505	1,909
Commercial & industrial	—	—	1,231	1,231	1,965	3,196
Home equity	178	—	—	178	4,458	4,636
Consumer:
Credit cards	—	—	—	—	205	205
Overdrafts	1	—	—	1	3	4
Other consumer	1	—	—	1	201	202

Total	$968	$562	$1,974	$3,504	$92,958	$96,462
Delinquent acquired bank loans to total acquired bank loans	1.00%	0.58%	2.05%	3.63%

	30 - 59	60 - 89	Greater than	Total	Total	Total
December 31, 2012	Days	Days	90 Days	Loans	Loans Not	Acquired Bank
(dollars in thousands)	Delinquent	Delinquent	Delinquent *	Delinquent	Delinquent	Loans

Residential real estate	$159	$1,430	$729	$2,318	$42,411	$44,729
Commercial real estate	—	165	698	863	68,910	69,773
Construction & land development	—	194	531	725	6,811	7,536
Commercial & industrial	—	732	1,215	1,947	8,742	10,689
Home equity	83	—	—	83	4,485	4,568
Consumer:
Credit cards	—	—	—	—	321	321
Overdrafts	—	—	—	—	12	12
Other consumer	4	27	—	31	957	988

Total	$246	$2,548	$3,173	$5,967	$132,649	$138,616
Delinquent acquired bank loans to total acquired bank loans	0.18%	1.84%	2.29%	4.31%

* - All loans past due 90 days-or-more, excluding PCI loans, as of December 31, 2013 and 2012 were on non-accrual status.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” in this section of the filing.

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank considers the performance of the loan portfolio and its impact on the Allowance. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan (which was previously presented) and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2013 and 2012:

	Residential Real Estate			Consumer
	Owner	Non Owner	Home	Credit		Other
December 31, 2013 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Consumer

Performing	$1,088,584	$109,530	$225,654	$9,030	$944	$15,291
Non performing	9,211	1,279	1,128	—	—	92

Total	$1,097,795	$110,809	$226,782	$9,030	$944	$15,383

	Residential Real Estate			Consumer
	Owner	Non Owner	Home	Credit		Other
December 31, 2012 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Consumer

Performing	$1,138,326	$73,163	$239,985	$8,716	$955	$16,104
Non performing	10,028	1,376	1,868	—	—	97

Total	$1,148,354	$74,539	$241,853	$8,716	$955	$16,201

4.             LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Impaired Loans

The Bank defines impaired loans as follows:

•                        All loans internally rated as “Substandard,” “PCI-Sub,” “Doubtful” or “Loss;”

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” in this section of the filing for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2013	2012	2011

Loans with no allocated allowance for loan losses	$36,721	$36,325	$32,171
Loans with allocated allowance for loan losses	71,273	69,382	45,022

Total impaired loans	$107,994	$105,707	$77,193

Amount of the allowance for loan losses allocated	$6,674	$8,531	$7,086
Average of individually impaired loans during the year	110,272	93,487	59,711
Interest income recognized during impairment	3,489	2,682	1,464
Cash basis interest income recognized	—	—	—

Approximately $32 million and $18 million of impaired loans at December 31, 2013 and December 31, 2012 were loans acquired in the Bank’s 2012 FDIC-assisted acquisitions. Approximately $7 million of the loans acquired during 2012 became classified during 2013 as “impaired” through a troubled debt restructuring. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “2012 FDIC-Assisted Acquisitions” in this section of the filing.

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2013 and December 31, 2012:

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
December 31, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$3,606	$61	$1,232	$—	$146	$111	$—
Collectively evaluated for impairment	4,159	672	6,474	34	1,140	661	449
PCI loans with post acquisition impairment	51	290	603	—	10	317	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending allowance for loan losses	$7,816	$1,023	$8,309	$34	$1,296	$1,089	$449

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,211	$2,061	$33,519	$—	$2,494	$4,521	$—
Loans collectively evaluated for impairment	1,055,774	100,812	712,512	34,186	40,611	121,456	149,576
PCI loans with post acquisition impairment	1,455	5,984	14,512	—	267	1,609	—
PCI loans without post acquisition impairment	1,355	1,952	12,630	—	979	177	—

Total ending loan balance	$1,097,795	$110,809	$773,173	$34,186	$44,351	$127,763	$149,576

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$203	$—	$—	$43	$5,402
Collectively evaluated for impairment	2,193	289	199	82	16,352
PCI loans with post acquisition impairment	—	—	—	1	1,272
PCI loans without post acquisition impairment	—	—	—	—	—

Total ending allowance for loan losses	$2,396	$289	$199	$126	$23,026

Loans:
Impaired loans individually evaluated, excluding PCI loans	$2,264	$—	$—	$85	$84,155
Loans collectively evaluated for impairment	224,518	9,030	944	15,265	2,464,684
PCI loans with post acquisition impairment	—	—	—	12	23,839
PCI loans without post acquisition impairment	—	—	—	21	17,114

Total ending loan balance	$226,782	$9,030	$944	$15,383	$2,589,792

4.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
December 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$3,032	$521	$2,919	$—	$1,157	$348	$—
Collectively evaluated for impairment	3,972	527	5,924	34	1,612	232	541
PCI loans with post acquisition impairment	2	1	—	—	—	—	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending allowance for loan losses	$7,006	$1,049	$8,843	$34	$2,769	$580	$541

Loans:
Impaired loans individually evaluated, excluding PCI loans	$44,429	$4,235	$40,593	$—	$5,268	$6,972	$—
Loans collectively evaluated for impairment	1,080,792	67,974	629,687	33,531	61,254	119,429	216,576
PCI loans with post acquisition impairment	136	184	—	—	—	—	—
PCI loans without post acquisition impairment	20,138	2,146	44,362	—	1,692	4,280	—

Total ending loan balance	$1,145,495	$74,539	$714,642	$33,531	$68,214	$130,681	$216,576

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$496	$—	$—	$55	$8,528
Collectively evaluated for impairment	1,852	210	198	96	15,198
PCI loans with post acquisition impairment	—	—	—	—	3
PCI loans without post acquisition impairment	—	—	—	—	—

Total ending allowance for loan losses	$2,348	$210	$198	$151	$23,729

Loans:
Impaired loans individually evaluated, excluding PCI loans	$3,420	$—	$—	$470	$105,387
Loans collectively evaluated for impairment	238,187	8,716	955	14,731	2,471,832
PCI loans with post acquisition impairment	—	—	—	—	320
PCI loans without post acquisition impairment	—	—	—	40	72,658

Total ending loan balance	$241,607	$8,716	$955	$15,241	$2,650,197

4.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

				Twelve Months Ended
				December 31, 2013
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
December 31, 2013 (in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$7,136	$6,569	$—	$8,977	$120	$—
Non owner occupied	1,498	1,256	—	1,520	13	—
Commercial real estate	21,886	20,953	—	21,218	693	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,087	2,087	—	2,150	103	—
Commercial & industrial	4,367	4,258	—	3,577	258	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,695	1,577	—	1,982	43	—
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	18	18	—	138	1	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	34,393	34,097	3,657	34,154	939	—
Non owner occupied	6,789	6,789	351	5,104	248	—
Commercial real estate	27,080	27,078	1,835	25,724	1,017	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	674	674	156	2,048	38	—
Commercial & industrial	1,872	1,872	428	2,593	11	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	688	687	203	999	5	—
Consumer:						—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	79	79	44	88	—	—
Total impaired loans	$110,262	$107,994	$6,674	$110,272	$3,489	$—

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

				Twelve Months Ended
				December 31, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
December 31, 2012 (in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,299	$13,107	$—	$23,397	$224	$—
Non owner occupied	955	794	—	1,656	6	—
Commercial real estate	14,293	14,293	—	11,130	707	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	3,090	2,085	—	2,883	29	—
Commercial & industrial	4,206	4,114	—	2,653	99	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,753	1,546	—	858	23	—
Consumer:						—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	386	386	—	219	8	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	31,709	31,458	3,034	12,558	258	—
Non owner occupied	3,695	3,625	522	2,543	100	—
Commercial real estate	26,710	26,300	2,919	27,094	909	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	3,416	3,183	1,157	4,318	106	—
Commercial & industrial	2,858	2,858	348	2,614	173	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,874	1,874	496	1,543	38	—
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	84	84	55	21	2	—
Total impaired loans	$108,328	$105,707	$8,531	$93,487	$2,682	$—

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

All TDRs are considered “Impaired” loans, including loans acquired in the Company’s 2012 FDIC-assisted acquisitions and subsequently restructured. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of loan terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. The substantial majority of the Bank’s residential real estate TDRs involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2013 and December 31, 2012, $13 million and $14 million of TDRs were also non-accrual loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,514	$31,705	$37,219
Commercial real estate	7,486	22,041	29,527
Construction & land development	97	2,608	2,705
Commercial & industrial	143	4,378	4,521

Total troubled debt restructurings	$13,240	$60,732	$73,972

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2012 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$6,951	$36,758	$43,709
Commercial real estate	5,149	26,174	31,323
Construction & land development	1,595	2,167	3,762
Commercial & industrial	269	4,244	4,513

Total troubled debt restructurings	$13,964	$69,343	$83,307

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2013 and December 31, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$430	$671	$1,101
Rate reduction	26,004	4,993	30,997
Principal deferral	1,840	632	2,472
Bankruptcies	1,247	1,402	2,649
Total residential TDRs	29,521	7,698	37,219

Commercial related and construction/land development loans:
Interest only payments	6,086	1,321	7,407
Rate reduction	13,958	663	14,621
Principal deferral	8,983	5,351	14,334
Bankruptcies	—	391	391
Total commercial TDRs	29,027	7,726	36,753
Total troubled debt restructurings	$58,548	$15,424	$73,972

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$813	$624	$1,437
Rate reduction	23,789	3,919	27,708
Principal deferral	9,186	2,092	11,278
Bankruptcies	2,224	1,093	3,317
Total residential TDRs	36,012	7,728	43,740

Commercial related and construction/land development loans:
Interest only payments	5,096	342	5,438
Rate reduction	15,747	895	16,642
Principal deferral	15,640	1,595	17,235
Bankruptcies	—	252	252
Total commercial TDRs	36,483	3,084	39,567
Total troubled debt restructurings	$72,495	$10,812	$83,307

As of December 31, 2013 and December 31, 2012, 79% and 87% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million and $7 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of December 31, 2013 and December 31, 2012. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2013 and December 31, 2012.

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

A summary of the categories of TDR loan modifications that occurred during the years ended December 31, 2013 and 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Year Ended	Performing to	Not Performing to	Troubled Debt
December 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only	$—	$164	$164
Rate reduction	6,605	935	7,540
Principal deferral	95	157	252
Bankruptcies	793	950	1,743
Total residential TDRs	7,493	2,206	9,699

Commercial related and construction/land development loans:
Interest only	3,095	143	3,238
Rate reduction	437	184	621
Principal deferral	3,315	—	3,315
Bankruptcies	—	168	168
Total commercial TDRs	6,847	495	7,342
Total troubled debt restructurings	$14,340	$2,701	$17,041

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified, e.g. a maturity date extension, during the current year.

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Year Ended	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only	$—	$624	$624
Rate reduction	14,011	849	14,860
Principal deferral	6,016	1,452	7,468
Bankruptcies	2,354	962	3,316
Total residential TDRs	22,381	3,887	26,268

Commercial related and construction/land development loans:
Interest only	3,080	342	3,422
Rate reduction	9,638	895	10,533
Principal deferral	1,582	194	1,776
Total commercial TDRs	14,300	1,431	15,731
Total troubled debt restructurings	$36,681	$5,318	$41,999

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified, e.g. a maturity date extension, during the current year.

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

As of December 31, 2013 and 2012, 84% and 87% of the Bank’s TDRs that occurred during the years ended December 31, 2013 and 2012 were performing according to their modified terms. The Bank provided $1 million and $5 million in specific reserve allocations to customers whose loan terms were modified in TDRs during 2013 and 2012. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no significant change between the pre and post modification loan balances at December 31, 2013 and December 31, 2012.

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of December 31, 2013 and 2012 and for which there was a payment default during 2013 and 2012:

Year Ended	Number of	Recorded
December 31, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	29	$2,252
Non owner occupied	—	—
Commercial real estate	2	352
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	1	143
Warehouse lines of credit	—	—
Home equity	1	10
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	33	$2,757

Year Ended	Number of	Recorded
December 31, 2012 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	31	$2,355
Non owner occupied	5	1,671
Commercial real estate	4	1,310
Commercial real estate - purchased whole loans	—	—
Construction & land development	2	1,154
Commercial & industrial	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	42	$6,490

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Refund Anticipation Loans

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

The following table details RAL originations and RAL losses for the years ended December 31, 2012 and 2011:

Year Ended December 31, (in thousands)	2012	2011

RAL Originations:

RALs originated and retained on balance sheet	$796,015	$1,038,862

RAL Losses:

Losses for RALs retained, net	$6,876	$11,560

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by RB&T in 2012 and 2011 were made during the first quarter. RALs were generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs resulted from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurred for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurred losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each applicable year, RB&T reserved for its estimated RAL losses for the year based on funding patterns, information received from the IRS on current year payment processing, projections using RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer were charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season was over by the end of April of each year, substantially all uncollected RALs were charged off by June 30th of each year, except for those RALs management deems certain of collection.

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities available for sale: Quoted market prices in an active market are available for the Bank’s mutual fund and fall within Level 1 of the fair value hierarchy. For all securities available for sale, excluding the Bank’s mutual fund and its private label mortgage backed security, fair value is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). With the exception of the mutual fund and the private label mortgage backed security, all securities available for sale are classified as Level 2 in the fair value hierarchy.

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

Interest rate swap agreements used for interest rate risk management: Interest rate swaps are recorded at fair value on a recurring basis. The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing liabilities. The Company values its interest rate swaps using Bloomberg Valuation Service’s derivative pricing functions and therefore classifies such valuations as Level 2. Valuations of these interest rate swaps are also received from the relevant counterparty and validated against internal calculations. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

5.                                                   FAIR VALUE (continued)

Impaired Loans: Collateral dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s CAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On an annual basis, the Bank compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at an estimated fair value.

Mortgage Servicing Rights: On a monthly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual grouping does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 2).

5.                                                   FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$97,465	$—	$97,465
Private label mortgage backed security	—	—	5,485	5,485
Mortgage backed securities - residential	—	150,087	—	150,087
Collateralized mortgage obligations	—	163,946	—	163,946
Mutual fund	995	—	—	995
Corporate bonds	—	14,915	—	14,915
Total securities available for sale	$995	$426,413	$5,485	$432,893

Mortgage loans held for sale	$—	$3,506	$—	$3,506

Rate lock commitments	—	77	—	77

Mandatory forward contracts	—	12	—	12

Interest rate swaps	—	170	—	170

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$39,472	$—	$39,472
Private label mortgage backed security	—	—	5,687	5,687
Mortgage backed securities - residential	—	197,210	—	197,210
Collateralized mortgage obligations	—	195,877	—	195,877
Total securities available for sale	$—	$432,559	$5,687	$438,246

Mortgage loans held for sale	$—	$10,614	$—	$10,614
Rate lock loan commitments	—	833	—	833
Mandatory forward contracts	—	47	—	47

5.                                      FAIR VALUE (continued)

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2013, 2012 and 2011:

Years Ended December 31, (in thousands)	2013	2012	2011

Balance, beginning of year	$5,687	$4,542	$5,124

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	—	—	(279)
Net change in unrealized gain/(loss)	742	2,458	6,671
Realized pass through of actual losses	—	(1,313)	(6,412)
Recovery of actual losses previously recorded	201	—	—
Principal paydowns	(1,145)	—	(562)
Balance, end of year	$5,485	$5,687	$4,542

The Bank’s single private label mortgage backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average FICO credit score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

There were no transfers into or out of Level 3 assets during the years ended December 31, 2013, 2012 and 2011.

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2013 and 2012:

	Fair	Valuation
December 31, 2013 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,485	Discounted cash flow	(1) Constant prepayment rate	2.5% - 6.5%

			(2) Probability of default	3.0% - 7.0%

			(2) Loss severity	55% - 75%

	Fair	Valuation
December 31, 2012 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,687	Discounted cash flow	Constant prepayment rate	1.0% - 6.0%

			Probability of default	3.5% - 7.0%

			Loss severity	60% - 70%

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

5.                                      FAIR VALUE (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$2,020	$2,020
Commercial real estate	—	—	5,488	5,488
Home equity	—	—	1,030	1,030
Total impaired loans *	$—	$—	$8,538	$8,538

Other real estate owned:
Residential real estate	$—	$—	$1,716	$1,716
Commercial real estate	—	—	507	507
Construction & land development	—	—	6,195	6,195
Total other real estate owned	$—	$—	$8,418	$8,418

	Fair Value Measurements at
	December 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$782	$782
Non owner occupied	—	—	1,788	1,788
Commercial real estate	—	—	15,618	15,618
Construction & land development	—	—	1,552	1,552
Commercial & industrial	—	—	182	182
Home equity	—	—	303	303
Total impaired loans *	$—	$—	$20,225	$20,225

Other real estate owned:
Residential real estate	$—	$—	$1,195	$1,195
Commercial real estate	—	—	1,219	1,219
Construction & land development	—	—	5,161	5,161
Total other real estate owned	$—	$—	$7,575	$7,575

Mortgage servicing rights**	$—	$3,484	$—	$3,484

* - The impaired loan balances in the preceding two tables excludes TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value are reconciled in a subsequent table of this footnote and represents estimated selling costs and loss reserves on such loans.

** - Mortgage Servicing Rights at fair value only include those tranches which were considered impaired at the reported period end.

5.                                      FAIR VALUE (continued)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$5,488	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 30% (19%)

Impaired loans - residential real estate	$2,020	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	2% - 22% (7%)

Impaired loans - home equity	$1,030	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 10% (2%)

Other real estate owned - residential	$1,716	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	10% - 53% (30%)

Other real estate owned - commercial real estate	$507	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	23% - 33% (29%)

Other real estate owned - construction & land development	$2,236	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	17% - 58% (43%)

	$3,959	Income approach	Adjustments for differences between net operating income expectations	21% (21%)

5.                                      FAIR VALUE (continued)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2012 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - commercial real estate	$15,230	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 50% (18%)

	$1,940	Income approach	Adjustments for differences between net operating income expectations	12% - 12% (12%)

Impaired loans - residential real estate	$2,873	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	2% - 60% (17%)

Impaired loans - commercial & industrial	$182	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 50% (44%)

Other real estate owned - residential	$1,195	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	4% - 71% (14%)

Other real estate owned - commercial real estate	$1,219	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	1% - 33% (16%)

Other real estate owned - real estate construction	$663	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	1% - 54% (35%)

	$4,498	Income approach	Adjustments for differences between net operating income expectations	25% - 25% (25%)

5.                                      FAIR VALUE (continued)

Private Label Mortgage Backed Security

The following section details impairment charges recognized during the period:

The Bank recorded realized impairment losses related to its single Level 3 private label mortgage backed security as follows:

Years Ended December 31, (in thousands)	2013	2012	2011

Net impairment loss recognized in earnings	$—	$—	$279

See in this section of the filing under Footnote 3 “Investment Securities” for additional detail regarding impairment losses.

Impaired Loans

Collateral dependent impaired loans are generally measured for impairment using the fair market value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The results of the impairment review generally results in a partial charge-off of the loan if fair value less selling costs are less than the loan’s carrying value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following section details impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

December 31, (in thousands)	2013	2012

Carrying amount of loans measured at fair value	$7,629	$23,070
Estimated selling costs considered in carrying amount	909	1,839
Valuation allowance(1)	—	(4,684)
Total fair value	$8,538	$20,225

(1) – Loans measured at fair value at December 31, 2013 carried no valuation allowance but were charged down to fair value less selling costs. Loans measured at fair value at December 31, 2012 included a valuation allowance for the difference between fair value less selling costs and carrying value.

5.                                      FAIR VALUE (continued)

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s individual other real estate owned properties exceeded their carrying value at December 31, 2013 and 2012.

Details of other real estate owned carrying value and write downs follows:

December 31, (in thousands)	2013	2012	2011

Carrying value of other real estate owned	$17,102	$26,203	$10,956
Other real estate owned writedowns	1,824	1,719	917

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value with fair value determined by MSR tranche. There were no tranches carried at fair value at December 31, 2013, while nine of 21 tranches were carried at fair value at December 31, 2012. Details of the tranches carried at fair value follow:

December 31, (in thousands)	2013	2012	2011

Outstanding balance	$—	$3,829	$3,615
Valuation allowance	—	(345)	(203)
Fair value	$—	$3,484	$3,412

Year to date charge (credit) to mortgage banking income due to evaluation of value	$(345)	$142	$203

5.                                      FAIR VALUE (continued)

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2013 and December 31, 2012.

As of December 31, 2013 and December 31, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

December 31, (in thousands)	2013	2012

Aggregate fair value	$3,506	$10,614
Contractual balance	3,417	10,037
Gain	89	577

The total amount of gains and losses from changes in fair value included in earnings for 2013, 2012 and 2011 for mortgage loans held for sale are presented in the following table:

December 31, (in thousands)	2013	2012	2011

Interest income	$471	$400	$401
Change in fair value	(488)	421	201
Total change in fair value	$(17)	$821	$602

5.                                      FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2013 and 2012 are as follows:

		Fair Value Measurements at
		December 31, 2013:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$170,863	$170,863	$—	$—	$170,863
Securities available for sale	432,893	995	426,413	5,485	432,893
Securities to be held to maturity	50,644	—	50,768	—	50,768
Mortgage loans held for sale, at fair value	3,506	—	3,506	—	3,506
Loans, net	2,566,766	—	—	2,585,476	2,585,476
Federal Home Loan Bank stock	28,342	—	—	—	N/A
Mortgage servicing rights	5,409	—	7,337	—	7,337
Accrued interest receivable	8,272	—	8,272	—	8,272

Liabilities:
Non interest-bearing deposits	488,642	—	488,642	—	488,642
Transaction deposits	1,244,256	—	1,244,256	—	1,244,256
Time deposits	257,959	—	259,345	—	259,345
Securities sold under agreements to repurchase and other short-term borrowings	165,555	—	165,555	—	165,555
Federal Home Loan Bank advances	605,000	—	618,064	—	618,064
Subordinated note	41,240	—	38,020	—	38,020
Accrued interest payable	1,459	—	1,459	—	1,459

		Fair Value Measurements at
		December 31, 2012:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$137,691	$137,691	$—	$—	$137,691
Securities available for sale	438,246	—	432,559	5,687	438,246
Securities to be held to maturity	46,010	—	46,416	—	46,416
Mortgage loans held for sale, at fair value	10,614	—	10,614	—	10,614
Loans, net	2,626,468	—	—	2,702,686	2,702,686
Federal Home Loan Bank stock	28,377	—	—	—	N/A
Mortgage servicing rights	4,777	—	5,446	—	5,446
Accrued interest receivable	9,245	—	9,245	—	9,245

Liabilities:
Non interest-bearing deposits	479,046	—	479,046	—	479,046
Transaction deposits	1,193,339	—	1,193,339	—	1,193,339
Time deposits	310,543	—	314,972	—	314,972
Securities sold under agreements to repurchase and other short-term borrowings	250,884	—	250,884	—	250,884
Federal Home Loan Bank advances	542,600	—	576,158	—	576,158
Subordinated note	41,240	—	37,917	—	37,917
Accrued interest payable	1,403	—	1,403	—	1,403

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

Subordinated note — The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to London Interbank Borrowing Rate (“LIBOR”) for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

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

6.                                      MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2013	2012

Balance, beginning of year	$10,614	$4,392
Origination of mortgage loans held for sale	291,155	252,194
Proceeds from the sale of mortgage loans held for sale	(305,242)	(255,670)
Net gain on sale of mortgage loans held for sale	6,979	9,698

Balance, end of year	$3,506	$10,614

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily FHLMC, totaling $929 million and $893 million at December 31, 2013 and 2012. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $6 million and $12 million at December 31, 2013 and 2012.

The following table presents the components of Mortgage Banking income:

December 31, (in thousands)	2013	2012	2011

Net gain realized on sale of mortgage loans held for sale	$8,258	$8,796	$3,877
Net change in fair value of recognized on loans held for sale	(488)	421	201
Net change in fair value recognized on rate lock commitments	(756)	342	383
Net change in fair value recognized on forward contracts	(35)	139	(370)
Net gain recognized	6,979	9,698	4,091

Loan servicing income	2,107	$2,181	$2,828
Amortization of mortgage servicing rights	(2,173)	(3,290)	(2,817)
Change in mortgage servicing rights valuation allowance	345	(142)	(203)
Net servicing income recognized	279	(1,251)	(192)

Total Mortgage Banking income	$7,258	$8,447	$3,899

Activity for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2013	2012	2011

Balance, beginning of year	$4,777	$6,087	$7,800
Additions	2,460	2,122	1,307
Amortized to expense	(2,173)	(3,290)	(2,817)
Change in valuation allowance	345	(142)	(203)

Balance, end of year	$5,409	$4,777	$6,087

6.                                      MORTGAGE BANKING ACTIVITIES (continued)

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2013	2012	2011

Balance, beginning of year	$(345)	$(203)	$—
Additions	—	(247)	(203)
Reductions credited to operations	345	105	—

Balance, end of year	$—	$(345)	$(203)

Other information relating to mortgage servicing rights follows:

December 31, (dollars in thousands)	2013	2012

Fair value of mortgage servicing rights	$7,337	$5,446
Prepayment speed range	105% - 550%	112% - 550%
Discount rate	10%	9%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	6.17	3.89

Estimated future amortization expense of the MSR portfolio (net of the impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2014	$1,008
2015	986
2016	967
2017	933
2018	710
2019	466
2020	339

Total	$5,409

Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts and rate lock loan commitments. Mandatory forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock loan commitments represent commitments to fund loans at specific rates. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

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

6.                                      MORTGAGE BANKING ACTIVITIES (continued)

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will fluctuate. To offset this interest rate risk, the Bank enters into derivatives such as mandatory forward contracts to sell loans. The fair value of mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate loan lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

December 31, (in thousands)	2013		2012
	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$3,417	$3,506	$10,037	$10,614

Included in other assets:
Rate lock loan commitments	$4,393	$77	$27,468	$833
Mandatory forward contracts	5,571	12	36,675	47

Total included in other assets	$9,964	$89	$64,143	$880

7.                                      INTEREST RATE SWAPS

During the fourth quarter of 2013, the Bank entered into two interest rate swap agreements as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month LIBOR or the overall changes in cash flows on certain money market deposit accounts.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. At December 31, 2013, the Bank had no cash pledged as collateral for these swaps.

The swaps were determined to be fully effective during all periods presented; therefore, no amount of ineffectiveness was included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in OCI. The amount included in accumulated OCI would be reclassified to current earnings should the hedge no longer be considered effective. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

7.                                      INTEREST RATE SWAPS (continued)

Summary information about swaps designated as cash flow hedges as of December 31, 2013 follows:

December 31, 2013 (dollars in thousands)

Notional amount	$20,000
Weighted average pay rate	2.25%
Weighted average receive rate	0.21%
Weighted average maturity in years	7
Unrealized gain	$170

Interest expense recorded on these swap transactions totaled $23,000 during 2013, with $16,000 reported as a component of interest expense on deposits and $7,000 reported as interest expense on FHLB Advances.

The following table presents the net gains recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the year ended December 31, 2013:

December 31, 2013 (in thousands)	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$111	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheet as of December 31, 2013:

December 31, 2013 (in thousands)	Notional Amount	Fair Value

Included in other assets:
Cash flow hedges - interest rate swaps	$20,000	$170

8.                                      PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2013	2012

Land	$3,967	$3,967
Buildings and improvements	28,968	27,074
Furniture, fixtures and equipment	35,011	37,460
Leasehold improvements	15,475	12,118
Construction in progress	173	106

Total premises and equipment	83,594	80,725
Less: Accumulated depreciation and amortization	50,686	47,528

Premises and equipment, net	$32,908	$33,197

Depreciation expense related to premises and equipment follows:

December 31, (in thousands)	2013	2012	2011

Depreciation expense	$5,311	$5,372	$5,738

9.                                      GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

December 31, (in thousands)	2013	2012

Beginning of year	$10,168	$10,168
Acquired goodwill	—	—
Impairment	—	—

End of year	$10,168	$10,168

The Bank did not record goodwill associated with its 2012 FDIC-assisted acquisitions. The goodwill balance relates entirely to the Traditional Banking segment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At September 30, 2013, the Company’s traditional bank reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the carrying value of the reporting unit did not exceed its fair value. Therefore, the Company did not complete the two-step impairment test as of September 30, 2013.

The Bank initially recorded $623,000 in core deposit intangibles (“CDI”) associated with its 2012 acquisitions. The CDI related to the FCB acquisition was initially recorded for $559,000 in September 2012 and amortized on an accelerated basis through December 31, 2013. FCB related CDI totaled $489,000 at December 31, 2012 and was fully amortized during 2013. Based on the nature of the TCB deposits acquired, the Bank amortized all $64,000 in CDI related to the TCB acquisition during 2012.

Detail of core deposit intangibles, which are included in other assets in the Company’s consolidated balance sheets, follows:

	2013		2012

Years ended December 31, (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$1,160	$1,160	$1,160	$650

Aggregate core deposit intangible amortization expense follows:

December 31, (in thousands)	2013	2012	2011

Aggregate core deposit intangible amortization expense	$510	$171	$59

10.                               DEPOSITS

Ending deposit balances at December 31, 2013 and 2012 were as follows:

December 31, (in thousands)	2013	2012

Demand	$651,134	$580,900
Money market accounts	479,569	514,698
Brokered money market accounts	35,533	35,596
Savings	78,020	62,145
Individual retirement accounts*	28,767	32,491
Time deposits, $100,000 and over*	67,255	80,906
Other certificates of deposit*	75,516	100,036
Brokered certificates of deposit*(1)	86,421	97,110

Total interest-bearing deposits	1,502,215	1,503,882
Total non interest-bearing deposits	488,642	479,046

Total deposits	$1,990,857	$1,982,928

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

The composition of deposits outstanding at December 31, 2013 and 2012 related to the Company’s 2012 FDIC-assisted acquisitions were as follows:

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2013 (in thousands)	Bank	Bank	Banks

Demand	$1,072	$2,674	$3,746
Money market accounts	2,325	4,677	7,002
Savings	4,069	—	4,069
Individual retirement accounts*	643	729	1,372
Time deposits, $100,000 and over*	3,947	1,475	5,422
Other certificates of deposit*	2,293	3,168	5,461
Brokered certificates of deposit*(1)	2,758	2,581	5,339

Total interest-bearing deposits	17,107	15,304	32,411
Total non interest-bearing deposits	3,335	2,192	5,527

Total deposits	$20,442	$17,496	$37,938

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

10.                               DEPOSITS (continued)

	Tennessee	First	Total
	Commerce	Commercial	Acquired
December 31, 2012 (in thousands)	Bank	Bank	Banks

Demand	$1,401	$5,871	$7,272
Money market accounts	1,727	25,762	27,489
Savings	8,623	—	8,623
Individual retirement accounts*	1,166	3,269	4,435
Time deposits, $100,000 and over*	10,822	3,267	14,089
Other certificates of deposit*	7,196	12,574	19,770
Brokered certificates of deposit*(1)	6,729	12,247	18,976

Total interest-bearing deposits	37,664	62,990	100,654
Total non interest-bearing deposits	4,240	6,812	11,052

Total deposits	$41,904	$69,802	$111,706

(*) - Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

See additional discussion regarding the Company’s 2012 FDIC-assisted acquisitions in this section of the filing under Footnote 2 “2012 FDIC-Assisted Acquisitions.”

Time deposits of $100,000 or more, including brokered certificates of deposit, are presented in the table below:

December 31, (in thousands)	2013	2012

Time deposits of $100,000 or more	$146,909	$158,516

At December 31, 2013, the scheduled maturities of all time deposits, including brokered certificates of deposit, were as follows:

Year	(in thousands)	Weighted Average Rate

2014	$151,189	0.55%
2015	58,711	1.58%
2016	20,576	1.64%
2017	6,956	1.09%
2018	20,056	1.47%
Thereafter	471	1.00%

Total	$257,959	0.96%

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

December 31, (dollars in thousands)	2013	2012	2011

Outstanding balance at end of year	$165,555	$250,884	$230,231
Weighted average interest rate at year end	0.04%	0.06%	0.17%
Average outstanding balance during the year	$170,386	$237,414	$278,861
Average interest rate during the year	0.04%	0.16%	0.23%
Maximum outstanding at any month end	$242,721	$272,057	$297,571

At December 31, 2013, all securities sold under agreements to repurchase had overnight maturities.

12.                                            FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2013 and 2012, FHLB advances were as follows:

December 31, (in thousands)	2013	2012

Fixed interest rate advances with a weighted average interest rate of 2.03% due through 2023	$505,000	$442,600

Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000

Total FHLB advances	$605,000	$542,600

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2013, Republic had available collateral to borrow an additional $282 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions.

As discussed under Footnote 2 “2012 FDIC-Assisted Acquisitions,” RB&T assumed $3 million in FHLB advances in connection with the FCB acquisition. During the third quarter of 2012, RB&T prepaid these advances and incurred an early termination penalty of $63,000, which was equivalent to the fair value adjustment recorded in connection with the initial day-one bargain purchase gain.

12.                                            FHLB ADVANCES (continued)

During the first quarter of 2012, RB&T prepaid $81 million in FHLB advances. These advances had a weighted average cost of 3.56% and were all scheduled to mature between October 2012 and May 2013. The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)	Weighted Average Rate

2014	$188,000	2.69%
2015	10,000	2.48%
2016	82,000	1.74%
2017	145,000	3.44%
2018	90,000	1.51%
Thereafter	90,000	1.75%

Total	$605,000	2.42%

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2013	2012

First lien, single family residential real estate	$1,082,624	$1,053,946
Home equity lines of credit	105,957	116,043
Multi-family commercial real estate	13,124	7,017

13.                               SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The TPS mature in September, 2035 and are redeemable at the Company’s option after ten years. The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The Company may defer the payment of interest on the TPS for up to five consecutive years. RBCT used the proceeds from the sale of the TPS to purchase $41.2 million of unsecured fixed/floating rate subordinated debentures. The subordinated debentures mature in whole in September, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are currently treated as Tier 1 Capital for regulatory purposes and the related interest expense, currently payable quarterly at the annual rate of 6.015%, is included in the consolidated financial statements.

In 2004, the Bank executed an intragroup trust preferred transaction with the purpose of providing RB&T access to additional capital markets, if needed in the future. The subordinated debentures held by RB&T were treated as Tier 2 Capital based on requirements administered by the Bank’s federal banking agency. In April 2013, the Bank received approval from its regulators and unwound the intragroup trust preferred transaction. The cash utilized to pay off the transaction remained at the Parent Company. Unwinding of the transaction had no impact on RB&T’s two Tier 1 related capital ratios and only a minimal impact on its Total Risk Based Capital ratio.

14.               INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2013	2012	2011

Current expense:
Federal	$20,668	$51,888	$50,326
State	2,167	1,565	996

Deferred expense:
Federal	(7,395)	10,798	(1,287)
State	(365)	355	13

Total	$15,075	$64,606	$50,048

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2013	2012	2011

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
State taxes, net of federal benefit	2.89%	0.68%	0.46%
General business tax credits	-0.73%	-0.34%	-0.69%
Other, net	0.06%	-0.22%	-0.06%
Effective tax rate	37.22%	35.12%	34.71%

Year-end deferred tax assets and liabilities were due to the following:

Years Ended December 31, (in thousands)	2013	2012

Deferred tax assets:
Allowance for loan losses	$7,622	$7,970
Accrued expenses	3,571	5,128
Net operating loss carryforward(1)	1,587	1,349
Depreciation	519	334
Other-than-temporary impairment	749	884
Partnership losses	832	794
Other	834	333
Total deferred tax assets	15,714	16,792

Deferred tax liabilities:
Unrealized investment securities gains	(1,621)	(3,022)
Federal Home Loan Bank dividends	(4,309)	(4,362)
Deferred loan fees	(653)	(706)
Mortgage servicing rights	(1,958)	(1,877)
Bargain purchase gain	(5,460)	(14,454)
New market tax credits	(1,517)	(1,368)
Total deferred tax liabilities	(15,518)	(25,789)

Less: Valuation allowance	(1,684)	(1,592)
Net deferred tax liability	$(1,488)	$(10,589)

(1) The Company has a Kentucky net operating loss carry forward of $22 million which began to expire in 2012 and a Florida net operating loss carryforward of $5 million which begins to expire in 2030. The Company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky or Florida to utilize these carryforwards prior to expiration.

14.               INCOME TAXES (continued)

Unrecognized Tax Benefits

The Company has not filed tax returns in certain jurisdictions where it has conducted limited lending activity but had no offices; therefore, the Company is open to examination for all years in which the lending activity has occurred. The Company adopted the provisions of ASC 740-10, formerly FIN 48, on January 1, 2007 and recognized a liability for the amount of tax which would be due to those jurisdictions should it be determined that income tax filings were required. It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (in thousands)	2013	2012

Balance, beginning of year	$595	$506
Additions based on tax related to the current year	39	146
Additions for tax positions of prior years	783	—
Reductions for tax positions of prior years	—	—
Reductions due to the statute of limitations	(36)	(57)
Settlements	—	—

Balance, end of year	$1,381	$595

Of the 2013 total, $898,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement was an expense of $401,000 and $28,000 for the years ended December 31, 2013 and 2012. The Company had accrued approximately $567,000 and $166,000 for the payment of interest and penalties at December 31, 2013 and 2012.

December 31, (in thousands)	2013	2012

Interest and penalties recorded in the income statement	$401	$28
Interest and penalties accrued	567	166

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2009.

15.     EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. See Footnote 16, “Stockholders’ Equity and Regulatory Capital Matters” of this section of the filing.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2013	2012	2011

Net income	$25,423	$119,339	$94,149

Weighted average shares outstanding	20,807	20,959	20,945
Effect of dilutive securities	97	69	48
Average shares outstanding including dilutive securities	20,904	21,028	20,993

Basic earnings per share:
Class A Common Stock	$1.23	$5.71	$4.50
Class B Common Stock	$1.17	$5.55	$4.45

Diluted earnings per share:
Class A Common Stock	$1.22	$5.69	$4.49
Class B Common Stock	$1.16	$5.53	$4.44

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2013	2012	2011

Antidilutive stock options	18,000	122,450	585,720
Average antidilutive stock options	15,667	120,353	585,147

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2013, RB&T could, without prior approval, declare dividends of approximately $75 million. The Company does not plan to pay dividends from RB in the foreseeable future.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2013 and 2012, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to RB, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing-related loans and investments and other specified areas for nine out of the twelve calendar months each year. If this test is not met for at least nine out of twelve months, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. RB met the requirements of the QTL test for 2013.

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

16.     STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

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

16.  STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013

Total capital to risk weighted assets
Republic Bancorp, Inc.	$592,531	26.71%	$177,457	8%	N/A	N/A
Republic Bank & Trust Co.	439,143	20.61	170,478	8	$213,098	10%
Republic Bank	15,860	18.69	6,788	8	8,485	10

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	569,505	25.67	88,729	4	N/A	N/A
Republic Bank & Trust Co.	418,348	19.63	85,239	4	127,859	6
Republic Bank	14,785	17.42	3,394	4	5,091	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	569,505	16.81	135,515	4	N/A	N/A
Republic Bank & Trust Co.	418,348	12.73	131,491	4	164,364	5
Republic Bank	14,785	14.41	4,105	4	5,132	5

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012

Total capital to risk weighted assets
Republic Bancorp, Inc.	$581,189	25.28%	$183,939	8%	N/A	N/A
Republic Bank & Trust Co.	451,898	20.37	177,448	8	$221,811	10%
Republic Bank	14,494	18.02	6,434	8	8,043	10

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	558,982	24.31	91,969	4	N/A	N/A
Republic Bank & Trust Co.	407,261	18.36	88,724	4	133,086	6
Republic Bank	13,474	16.75	3,217	4	4,826	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	558,982	16.36	136,646	4	N/A	N/A
Republic Bank & Trust Co.	407,261	12.18	133,696	4	167,120	5
Republic Bank	13,474	13.43	4,013	4	5,016	5

17.               STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2013, the Company had a stock option plan, which also allows for the issuance of restricted stock awards, and a director deferred compensation plan. The stock option plan, which allows for the issuance of restricted stock awards, is part of the 2005 Stock Incentive Plan (“2005 Plan”).

Stock Options

The Company recorded expense related to stock options as follows:

December 31, (in thousands)	2013	2012	2011

Stock option expense	$205	$792	$277

The stock options are incentive stock options with no disqualifying dispositions; therefore, no tax benefit was recognized related to the expense. No stock options were modified during the years ended December 31, 2013, 2012 and 2011.

The 2005 Plan permits the grant of stock options and restricted stock awards for up to 3,307,500 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date the options become exercisable. There were no Class B stock options outstanding during each of the periods presented. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. All shares issued under the above mentioned plans came from authorized and unissued shares. Currently, the Company has a sufficient number of shares to satisfy expected option exercises.

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

17.          STOCK PLANS AND STOCK BASED COMPENSATION (continued)

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

	2013	2012	2011

Risk-free interest rate	0.80%	1.04%	2.29%
Expected dividend yield	2.95%	2.79%	2.59%
Expected stock price volatility	31.95%	33.35%	30.88%
Expected life of options (in years)	6	6	6
Estimated fair value per share	$5.21	$5.62	$5.56

A summary of stock option activity for 2013 follows:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	460,200	$20.86
Granted	6,000	23.42
Exercised	(31,200)	21.26
Forfeited or expired	(107,500)	23.41
Outstanding, end of year	327,500	$20.03	1.57	$1,482,580

Fully vested and expected to vest	327,500	$20.03	1.57	$1,482,580
Exercisable (vested) at end of year	142,000	$20.01	0.86	$644,818

17.          STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2013	2012	2011

Intrinsic value of options exercised	$131	$56	$315
Cash received from options exercised, net of shares redeemed	439	147	438
Total fair value of options granted	31	17	28

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

Years Ended December 31, (in thousands)	2013	2012

Outstanding loans	$217	$466

Restricted Stock Awards

Restricted stock awards generally become fully vested at the end of five to six years of continued employment. Information related to restricted stock awards granted follows:

December 31, (in thousands except per share data)	2013	2012

Shares granted	—	82
Weighted-average grant date fair value	$—	$19.85
Restricted stock award expense	$298	$50

The following table summarizes the activity for non-vested restricted stock awards for the years ended December 31, 2013 and 2012.

	2013	2012
	Shares	Shares
Outstanding, beginning of year	82,000	—
Granted	—	82,000
Forfeited or expired	—	—
Earned and issued	—	—
Outstanding, end of year	82,000	82,000

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally five to six years

Unrecognized stock option and restricted stock award expense related to unvested options and awards (net of estimated forfeitures) are estimated as follows:

Year	Awards	Options	Total
2014	$298	$115	$413
2015	298	20	318
2016	298	12	310
2017	249	9	258
2018	136	5	141
2019	—	2	2

Total	$1,279	$163	$1,442

17.          STOCK PLANS AND STOCK BASED COMPENSATION (continued)

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2013		2012		2011
Years ended December 31,	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	50,414	20.64	43,990	$20.19	37,842	$20.30
Awarded	7,768	24.32	9,871	22.02	8,658	19.77
Released	(5,046)	20.16	(3,447)	18.93	(2,510)	20.42
Balance, end of period	53,136	21.23	50,414	20.64	43,990	$20.19

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2013	2012	2011

Director deferred compensation expense	$193	$227	$171

18.          BENEFIT PLANS

401 (k) Plan

Republic maintained a 401(k) plan for eligible employees who have been employed for at least 30-days and have reached the age of 21. The 30-day employment requirement was removed for plan participation, effective January 1, 2014. During 2011, participants in the plan had the option to contribute from 1% to 75% of their annual eligible compensation up to the maximum allowed by the IRS. Effective January 1, 2012, participants in the plan had the option to contribute from 1% to 75% of their annual eligible compensation up to the maximum allowed by the IRS. The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic also contributes bonus contributions in addition to the aforementioned matching contributions if the Company achieves certain operating goals. Normal and bonus contributions for each of the periods ended were as follows:

Years Ended December 31, (dollars in thousands)	2013	2012	2011

Employer matching contributions	$1,576	$1,470	$1,388
Discretionary employer bonus matching contributions	$—	$446	$420

Employee Stock Ownership Plan

Republic terminated its Employee Stock Ownership Plan (“ESOP”) effective December 31, 2012 and fully liquidated the ESOP on August 31, 2013. Employees were given the option to rollover cash or Company stock to the Company’s 401(k) plan or take a distribution in cash or Company stock. All ESOP shares were previously allocated through December 31, 2008 and effective July 1, 2007, the Company ceased accepting new participants into the ESOP plan. The table below presents information regarding the ESOP plan for each period end presented:

Years Ended December 31, (dollars in thousands)	2013	2012	2011

Shares allocated to participants in the plan	—	255,374	274,742
Fair value of shares	$—	$5,396	$6,292

Death Benefit

The Company maintained a death benefit for the former deceased Chairman of the Company, Bernard M. Trager, equal to three times the average annual compensation paid to Mr. Trager for the two years preceding his death. Upon Mr. Trager’s death on February 10, 2012, the Company began making a payout under this agreement, which was fully accrued for in prior years, of approximately $2 million.  Approximately $853,000 of this death benefit remained unpaid as of December 31, 2013.

19.          TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and President are partners. Rent expense under these leases was as follows:

Years Ended December 31, ($ in thousands)	2013	2012	2011

Rent expense under leases from related parties	$3,372	$3,254	$3,158

Total minimum lease commitments under non-cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total
2014	3,455	3,391	6,846
2015	3,209	2,994	6,203
2016	2,643	1,499	4,142
2017	1,827	1,368	3,195
2018	1,281	1,196	2,477
Thereafter	—	5,507	5,507

Total	$12,415	$15,955	$28,370

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to the Bank. Fees paid to the Bank totaled $14,000, $14,000 and $14,000 for years ended December 31, 2013, 2012 and 2011.

A director of Republic Bancorp, Inc. is “of counsel” to a local law firm. Fees paid by the Bank to this firm totaled $1.0 million, $181,000 and $293,000 in 2013, 2012 and 2011.

A director of RB&T is an executive of two consulting firms. Fees paid by the Bank to these firms totaled $101,000, $173,000 and $12,000 in 2013, 2012 and 2011.

A director of RB&T is a partner of an accounting firm that received fees from the Bank of $9,000, $8,000 and $8,000 in 2013, 2012 and 2011.

Loans made to executive officers and directors of Republic and their related interests during 2013 were as follows:

(in thousands)

Beginning balance	$20,953
Effect of changes in composition of related parties	(338)
New loans	6,981
Repayments	(7,888)

Ending balance	$19,708

Deposits from executive officers, directors, and their affiliates totaled $70 million and $70 million at December 31, 2013 and 2012.

19.          TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES (continued)

By an agreement dated December 14, 1989, as amended August 8, 1994, RB&T entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 RB&T paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Ms. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $1.9 million and $1.8 million as of December 31, 2013 and 2012.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of the $690,000 of indebtedness to RB&T. The aggregate amount of such unreimbursed premiums constitutes indebtedness from the trust to RB&T and is secured by a collateral assignment of the policies. As of December 31, 2013 and 2012, the net death benefit under the policies was approximately $3.5 million. Upon the termination of the agreement, whether by the death of Ms. Trager or earlier cancellation, RB&T is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

20.          OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2013	2012

Unused warehouse lines of credit	$208,424	$113,924
Unused home equity lines of credit	230,361	232,719
Unused loan commitments - other	178,776	163,523
Standby letters of credit	2,308	16,985
FHLB letters of credit	3,200	11,908
Total off balance sheet items	$623,069	$539,059

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

At December 31, 2013 and 2012 the Bank had letters of credit from the FHLB issued on behalf of RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

20.          OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES (continued)

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

21.          PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2013	2012

Assets:

Cash and cash equivalents	$130,750	$115,984
Investment in subsidiaries	448,388	463,316
Other assets	10,624	2,737

Total assets	$589,762	$582,037

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	5,729	4,095
Stockholders’ equity	542,793	536,702

Total liabilities and stockholders’ equity	$589,762	$582,037

21.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2013	2012	2011

Income and expenses:

Dividends from subsidiary	$16,376	$115,476	$35,476
Interest income	2	3	81
Other income	39	39	39
Less: Interest expense	2,515	2,522	2,515
Less: Other expenses	368	441	382

Income before income tax benefit	13,534	112,555	32,699
Income tax benefit	958	997	961

Income before equity in undistributed net income of subsidiaries	14,492	113,552	33,660
Equity in undistributed net income of subsidiaries	10,931	5,787	60,489

Net income	$25,423	$119,339	$94,149

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2013	2012	2011

Operating activities:

Net income	$25,423	$119,339	$94,149
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,931)	(5,787)	(60,489)
Director deferred compensation - Parent Company	99	121	104
Change in other assets	(7,895)	(1,917)	1,127
Change in other liabilities	2,114	741	(187)

Net cash provided by operating activities	8,810	112,497	34,704

Investing activities:

Redemption of Republic Investment Company common stock	23,621	—	—
Net cash provided by operating activities	23,621	—	—

Financing activities:

Common Stock repurchases	(4,095)	(1,668)	(492)
Net proceeds from Common Stock options exercised	439	147	438
Cash dividends paid	(14,009)	(36,116)	(12,315)

Net cash used in financing activities	(17,665)	(37,637)	(12,369)

Net change in cash and cash equivalents	14,766	74,860	22,335

Cash and cash equivalents at beginning of year	115,984	41,124	18,789

Cash and cash equivalents at end of year	$130,750	$115,984	$41,124

22.               SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar.

As of December 31, 2013, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) were created to operate as divisions of the RPG segment.

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

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes which are not segment specific are allocated based on income before income tax expense. Transactions among reportable segments are made at carrying value.

22.               SEGMENT INFORMATION (continued)

Segment information for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31, 2013
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net interest income	$112,556	$471	$148	$113,175
Provision for loan losses	3,828	—	(845)	2,983

Net refund transfer fees	—	—	13,884	13,884
Mortgage banking income	—	7,258	—	7,258
Bargain purchase gain - FCB	1,324	—	—	1,324
Other non interest income	24,497	131	875	25,503
Total non interest income	25,821	7,389	14,759	47,969

Total non interest expenses	98,064	3,418	16,181	117,663

Income (loss) before income tax expense	36,485	4,442	(429)	40,498
Income tax expense	12,557	1,555	963	15,075
Net income (loss)	$23,928	$2,887	$(1,392)	$25,423

Segment end of period total assets	$3,354,850	$9,307	$7,747	$3,371,904
Net interest margin	3.51%	NM	NM	3.48%

	Year Ended December 31, 2012
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net interest income	$114,831	$400	$45,424	$160,655
Provision for loan losses	8,167	—	6,876	15,043

Net refund transfer fees	—	—	78,304	78,304
Mortgage banking income	—	8,447	—	8,447
Net gain on sales, calls and impairment of securities	56	—	—	56
Bargain purchase gain - TCB	27,614	—	—	27,614
Bargain purchase gain - FCB	27,824	—	—	27,824
Other non interest income	22,574	39	220	22,833
Total non interest income	78,068	8,486	78,524	165,078

Total non interest expenses	100,380	3,842	22,523	126,745

Income before income tax expense	84,352	5,044	94,549	183,945
Income tax expense	29,178	1,765	33,663	64,606
Net income	$55,174	$3,279	$60,886	$119,339

Segment end of period total assets	$3,371,934	$15,752	$6,713	$3,394,399
Net interest margin	3.64%	NM	NM	4.82%

22.               SEGMENT INFORMATION (continued)

	Year Ended December 31, 2011
			Republic
	Traditional	Mortgage	Processing	Total
(dollars in thousands)	Banking	Banking	Group	Company

Net interest income	$105,346	$401	$59,113	$164,860
Provision for loan losses	6,406	—	11,560	17,966

Net refund transfer fees	—	—	88,195	88,195
Mortgage banking income	—	3,899	—	3,899
Net gain on sales, calls and impairment of securities	2,006	—	—	2,006
Other non interest income	25,089	78	357	25,524
Total non interest income	27,095	3,977	88,552	119,624

Total non interest expenses	87,389	3,849	31,083	122,321

Income before income tax expense	38,646	529	105,022	144,197
Income tax expense	12,183	185	37,680	50,048
Net income	$26,463	$344	$67,342	$94,149

Segment end of period total assets	$3,099,426	$10,880	$309,685	$3,419,991
Net interest margin	3.55%	NM	NM	5.09%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

23.               SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2013 and 2012.

	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)
2013:

Interest income	$32,039	$34,009	$34,119	$34,401
Interest expense	5,300	5,470	5,352	5,271
Net interest income	26,739	28,539	28,767	29,130
Provision for loan losses	503	2,200	905	(625)
Net interest income after provision	26,236	26,339	27,862	29,755
Non interest income	7,122	7,539	10,783	22,525
Non interest expenses (3)	30,337	26,325	29,699	31,302
Income before income tax expense	3,021	7,553	8,946	20,978
Income tax expense (4)	1,676	2,950	2,827	7,622
Net income	1,345	4,603	6,119	13,356

Basic earnings per share:
Class A Common Stock	0.07	0.22	0.30	0.64
Class B Common Stock	0.05	0.21	0.28	0.63

Diluted earnings per share:
Class A Common Stock	0.07	0.22	0.30	0.64
Class B Common Stock	0.05	0.21	0.28	0.62

Dividends declared per common share:
Class A Common Stock	0.176	0.176	0.176	0.165
Class B Common Stock	0.160	0.160	0.160	0.150

	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)
2012:

Interest income	$35,930	$34,128	$33,814	$79,587
Interest expense	5,379	5,556	5,502	6,367
Net interest income	30,551	28,572	28,312	73,220
Provision for loan losses	1,324	2,083	466	11,170
Net interest income after provision	29,227	26,489	27,846	62,050
Non interest income (2)	9,338	34,845	14,086	106,809
Non interest expenses (3)	28,379	29,762	27,451	41,153
Income before income tax expense	10,186	31,572	14,481	127,706
Income tax expense	3,565	10,904	4,903	45,234
Net income	6,621	20,668	9,578	82,472

Basic earnings per share:
Class A Common Stock	0.33	0.99	0.46	3.94
Class B Common Stock	0.21	0.97	0.44	3.92

Diluted earnings per share:
Class A Common Stock	0.33	0.98	0.46	3.92
Class B Common Stock	0.21	0.97	0.44	3.90

Dividends declared per common share:
Class A Common Stock (4)	1.265	0.165	0.165	0.154
Class B Common Stock (4)	1.150	0.150	0.150	0.140

(continued)

23.               SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(1) - The first quarters of 2013 and 2012 were significantly impacted by the TRS operating division.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:

•                  Part I Item 1A “Risk Factors”

•                  Republic Processing Group

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 22 “Segment Information”

(2) - Non-interest income:

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

(3) - Non-interest expenses:

During the fourth quarter of 2013, the TRS division of the RPG segment incurred $1.4 million in expenses associated with the conclusions of RPG’s third party arbitration with JHI.

During the third quarter of 2013, the Bank reversed $3.3 million of 2013 incentive compensation accruals based on revised payout estimates.

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

(4) — Dividends declared per common share:

During the fourth quarter of 2012, the Bank declared a special one-time cash dividend of $1.10 per share on Class A Common Stock and $1.00 per share on Class B Common Stock.

24.               OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2013	2012	2011

Available for Sale Securities:
Unrealized gains (losses) on securities available for sale	$(4,747)	$1,043	$(893)
Change in unrealized gain (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	742	1,279	(145)
Reclassification adjustment for gains recognized in earnings	—	(56)	(2,285)
Reclassification adjustment for other-than-temporary impairment recognized in earnings	—	—	279
Net unrealized gains (losses)	(4,005)	2,266	(3,044)
Tax effect	1,403	(793)	1,065
Net of tax	(2,602)	1,473	(1,979)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	170	—	—
Reclassification adjustment for gains realized in income	—	—	—
Net unrealized gains	170	—	—
Tax effect	(59)	—	—
Net of tax	111	—	—

	$(2,491)	$1,473	$(1,979)

The following is a summary of the accumulated OCI balances, net of tax:

(in thousands)	Balance at December 31, 2012	Current Year Change	Balance at December 31, 2013

Unrealized gains (losses) on securities available for sale	$5,610	$(3,084)	$2,526
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	2	482	484
Unrealized gains on cash flow hedge	—	111	111
	$5,612	$(2,491)	$3,121

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2014 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 24, 2014, all of which is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company
Steven E. Trager (1)	53	Chairman and Chief Executive Officer
A. Scott Trager (2)	61	Vice Chair and President
Kevin Sipes (3)	42	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
William R. Nelson (4)	50	President, Republic Processing Group
Steven E. DeWeese (5)	45	Executive Vice President, Republic Bank & Trust Company and Republic Bank
Robert J. Arnold (6)	55	Senior Vice President, Republic Bank & Trust Company and Republic Bank

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Steven E. Trager and A. Scott Trager are cousins.

(1)         Steven E. Trager began serving as Chairman and CEO of Republic in February, 2012 and has served as Chairman and CEO of Republic Bank & Trust Company (the “Bank”) since 1998.  Since 2006, he also has served as Chairman of Republic Bank, a federally chartered thrift subsidiary based in Florida.  From 1994 to 1997 he served as Vice Chairman of the Bank.  From 1994 to 1998 he served as Secretary, and from 1998 to 2012 he served as President and CEO of Republic.

(2)         A. Scott Trager has served as President of Republic since February, 2012 and as President of Republic Bank & Trust Company since 1984.  He has served as a director of Republic Bank since January, 2009.  From 1994 to 2012, he served as Vice Chairman of Republic.

(3)         Kevin Sipes has served as Executive Vice President and Treasurer of Republic and Republic Bank & Trust Company since 2002 and CFO of Republic and Republic Bank & Trust Company since 2000. He has served as a director of Republic Bank since 2006. He began serving as Chief Accounting Officer and Controller of Republic Bank & Trust Company in 2000. He joined Republic Bank & Trust Company in 1995.

(4)         William R. Nelson has served as President of Republic Processing Group, formerly known as (f/k/a) Tax Refund Solutions, of Republic Bank & Trust Company since 2007.  He previously served as Director of Relationship Management of HSBC, Taxpayer Financial Services, in 2004 and was promoted to Group Director — Independent Program in 2006 through 2007.  He previously served as Director of Sales, Marketing and Customer Service with Republic Bank & Trust Company from 1999 through 2004.

(5)         Steven E. DeWeese joined Republic Bank & Trust Company in 1990 and has held various positions within the Bank and Republic Bank since then.  In 2000, he was promoted to SVP.  In 2003, he was promoted to Managing Director of Business Development.  In 2006, he was promoted to Managing Director of Retail Banking, and in January, 2010 he was promoted to Executive Vice President of Republic Bank & Trust Company and Republic Bank.

(6)         Robert J. Arnold joined Republic Bank & Trust Company in 2006 as Senior Vice President and Chief Operating Officer of Commercial Banking. He has also served as Executive Director of Republic Bank  since 2007.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2013. There were no equity compensation plans not approved by security holders at December 31, 2013.

	(1)	(2)	(3)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))

2005 Stock Incentive Plan	409,500	$19.99	2,898,000

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2013 and 2012

Consolidated statements of income and comprehensive income — years ended December 31, 2013, 2012 and 2011

Consolidated statements of stockholders’ equity — years ended December 31, 2013, 2012 and 2011

Consolidated statements of cash flows — years ended December 31, 2013, 2012 and 2011

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

REPUBLIC BANCORP, INC.

March 14, 2014	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 14, 2014
Steven E. Trager	and Director

/s/ A. Scott Trager	President and Director	March 14, 2014
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 14, 2014
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 14, 2014
Craig Greenberg

/s/ Michael T. Rust	Director	March 14, 2014
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 14, 2014
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 14, 2014
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 14, 2014
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

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

10.11*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.12*

Officer Compensation Continuation Agreement, as amended, with Kevin Sipes effective February 15, 2006 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.13*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.14*

Officer Compensation Continuation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.15*

Officer Compensation Continuation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.16*

Officer Compensation Continuation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File Number: 0-24649))

10.17*

Officer Compensation Continuation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File Number: 0-24649))

10.18*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.19

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.23

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1 (Commission File Number: 0-24649))

No.	Description

10.24

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission File Number: 0-24649))

10.25

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.26

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (Commission File Number: 0-24649))

10.27

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006 (Commission File Number: 0-24649))

10.28

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.30

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.31

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.32

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

No.	Description

10.35

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.36

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.37

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.39

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.40

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (Commission File Number: 0-24649))

10.41

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.42

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.43

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

No.	Description

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

10.47	Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Commission File Number: 0-24649))

10.48

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.49

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.50

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.51

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.52

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 31, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File Number: 0-24649))

10.53

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated July 31, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File Number: 0-24649))

10.54

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Commission File Number: 0-24649))

10.55*	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

10.56*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended December 31, 2004 (Commission File Number: 0-24649))

No.	Description

10.57*	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.58*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.59*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.60*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.61*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Form 11-K filed June 28, 2012 (Commission File Number: 0-24649))

10.62*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

10.63*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.64*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.65*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.66

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.67*	Restricted Stock Award Agreement, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-K filed November 19, 2013 (Commission File Number: 0-24649))

10.68*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended December 31, 2012 (Commission File Number: 0-24649))

No.	Description

10.69

Purchase and Assumption Agreement — Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Tennessee Commerce Bank, Franklin, Tennessee, the Federal Deposit Insurance Corporation and Republic Bank & Trust Company, dated as of January 27, 2012. (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed February 1, 2012 (Commission File Number: 0-24649))

10.70

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File Number: 33-77324))

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101***

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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

***         Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.