Form 10-Q
period 2014-03-31
REPUBLIC BANCORP INC /KY/
filed 2014-05-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2014, was 18,537,025 and 2,257,646, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$343,386	$170,863
Securities available for sale	416,425	432,893
Securities held to maturity (fair value of $49,645 in 2014 and $50,768 in 2013)	49,577	50,644
Mortgage loans held for sale, at fair value	2,414	3,506
Loans	2,574,334	2,589,792
Allowance for loan losses	(22,367)	(23,026)
Loans, net	2,551,967	2,566,766
Federal Home Loan Bank stock, at cost	28,310	28,342
Premises and equipment, net	32,948	32,908
Goodwill	10,168	10,168
Other real estate owned	16,914	17,102
Bank owned life insurance	30,277	25,086
Other assets and accrued interest receivable	24,786	33,626

TOTAL ASSETS	$3,507,172	$3,371,904

LIABILITIES

Deposits:
Non interest-bearing	$568,162	$488,642
Interest-bearing	1,516,050	1,502,215
Total deposits	2,084,212	1,990,857

Securities sold under agreements to repurchase and other short-term borrowings	222,174	165,555
Federal Home Loan Bank advances	582,000	605,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	26,688	26,459

Total liabilities	2,956,314	2,829,111

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,891	4,894
Additional paid in capital	133,103	133,012
Retained earnings	409,863	401,766
Accumulated other comprehensive income	3,001	3,121

Total stockholders’ equity	550,858	542,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,507,172	$3,371,904

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME:

Loans, including fees	$30,162	$31,914
Taxable investment securities	1,859	2,040
Federal Home Loan Bank stock and other	476	447
Total interest income	32,497	34,401

INTEREST EXPENSE:

Deposits	978	1,055
Securities sold under agreements to repurchase and other short-term borrowings	22	29
Federal Home Loan Bank advances	3,564	3,558
Subordinated note	629	629
Total interest expense	5,193	5,271

NET INTEREST INCOME	27,304	29,130

Provision for loan losses	(703)	(625)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,007	29,755

NON-INTEREST INCOME:

Service charges on deposit accounts	3,295	3,210
Net refund transfer fees	14,388	12,014
Mortgage banking income	486	3,274
Debit card interchange fee income	1,935	1,811
Bargain purchase gain - First Commercial Bank	—	1,324
Net gain on sale of other real estate owned	402	277
Increase in cash surrender value of bank owned life insurance	191	—
Other	763	615
Total non-interest income	21,460	22,525

NON-INTEREST EXPENSES:

Salaries and employee benefits	14,483	16,114
Occupancy and equipment, net	5,822	5,577
Communication and transportation	1,026	1,030
Marketing and development	592	902
FDIC insurance expense	569	413
Bank franchise tax expense	2,339	1,715
Data processing	841	716
Debit card interchange expense	954	843
Supplies	440	354
Other real estate owned expense	1,070	889
Legal expense	412	430
Other	2,396	2,319
Total non-interest expenses	30,944	31,302

INCOME BEFORE INCOME TAX EXPENSE	18,523	20,978
INCOME TAX EXPENSE	6,539	7,622
NET INCOME	$11,984	$13,356

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.58	$0.64
Class B Common Stock	$0.56	$0.63

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.58	$0.64
Class B Common Stock	$0.56	$0.62

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.176	$0.165
Class B Common Stock	$0.160	$0.150

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Net income	$11,984	$13,356

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	(239)	—
Unrealized gain (loss) on securities available for sale	2	(398)
Change in unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	54	184
Net unrealized losses	(183)	(214)
Tax effect	63	75
Net of tax	(120)	(139)

COMPREHENSIVE INCOME	$11,864	$13,217

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2014	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

Net income	—	—	—	—	11,984	—	11,984

Net change in accumulated other comprehensive income	—	—	—	—	—	(120)	(120)

Dividend declared Common Stock:
Class A ($0.176 per share)	—	—	—	—	(3,262)	—	(3,262)
Class B ($0.160 per share)	—	—	—	—	(362)	—	(362)

Stock options exercised, net of shares redeemed	2	—	—	34	(14)	—	20

Repurchase of Class A Common Stock	(15)	—	(3)	(95)	(249)	—	(347)

Net change in notes receivable on Common Stock	—	—	—	(7)	—	—	(7)

Deferred director compensation expense - Common Stock	2	—	—	53	—	—	53

Stock based compensation - restricted stock	—	—	—	75	—	—	75

Stock based compensation expense - options	—	—	—	31	—	—	31

Balance, March 31, 2014	18,530	2,260	$4,891	$133,103	$409,863	$3,001	$550,858

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (in thousands)

	2014	2013
OPERATING ACTIVITIES:
Net income	$11,984	$13,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(167)	462
Provision for loan losses	(703)	(625)
Net gain on sale of mortgage loans held for sale	(498)	(3,284)
Origination of mortgage loans held for sale	(14,110)	(84,593)
Proceeds from sale of mortgage loans held for sale	15,700	77,765
Net realized recovery of mortgage servicing rights	—	(152)
Net gain on sale of other real estate owned	(402)	(277)
Writedowns of other real estate owned	884	366
Deferred director compensation expense - Company Stock	53	51
Stock based compensation expense	106	139
Bargain purchase gain on acquisition	—	(1,324)
Increase in cash surrender value of bank owned life insurance	(191)	—
Net change in other assets and liabilities:
Accrued interest receivable	270	309
Accrued interest payable	(112)	30
Other assets	8,256	2,862
Other liabilities	157	12,782
Net cash provided by operating activities	21,227	17,867

INVESTING ACTIVITIES:
Purchases of securities available for sale	(30,000)	(19,697)
Purchases of securities to be held to maturity	—	(10,000)
Proceeds from calls, maturities and paydowns of securities available for sale	45,868	36,476
Proceeds from calls, maturities and paydowns of securities to be held to maturity	1,472	3,710
Proceeds from sales of Federal Home Loan Bank stock	32	35
Proceeds from sales of other real estate owned	2,627	8,261
Net change in loans	14,701	54,016
Purchase of bank owned life insurance	(5,000)	—
Net purchases of premises and equipment	(1,403)	(1,573)
Net cash provided by investing activities	28,297	71,228

FINANCING ACTIVITIES:
Net change in deposits	93,355	88,868
Net change in securities sold under agreements to repurchase and other short-term borrowings	56,619	(130,667)
Payments of Federal Home Loan Bank advances	(48,000)	(30)
Proceeds from Federal Home Loan Bank advances	25,000	30,000
Repurchase of Common Stock	(347)	(4,094)
Net proceeds from Common Stock options exercised	20	—
Cash dividends paid	(3,648)	(3,412)
Net cash provided by (used in) financing activities	122,999	(19,335)

NET CHANGE IN CASH AND CASH EQUIVALENTS	172,523	69,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170,863	137,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$343,386	$207,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,305	$5,302
Income taxes	397	2,169

SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate acquired in settlement of loans	$3,070	$897
Loans provided for sales of other real estate owned	149	61
Change in fair value of derivatives used for cash flow hedges	(239)	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2014 AND 2013 (UNAUDITED) AND DECEMBER 31, 2013

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

On January 27, 2014, RB&T filed an application with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”) to merge RB&T and RB, with RB&T, a Kentucky-based, state chartered non-member institution, being the resulting institution and continuing to operate under the name Republic Bank & Trust Company. The Company expects the merger to be effective in May 2014.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

As of March 31, 2014, in addition to an Internet delivery channel, Republic had 42 full-service banking centers with locations as follows:

•                  Kentucky — 33

•                  Metropolitan Louisville — 20

•                  Central Kentucky — 8

•                  Elizabethtown — 1

•                  Frankfort — 1

•                  Georgetown — 1

•                  Lexington — 4

•                  Shelbyville — 1

•                  Western Kentucky — 2

•                  Owensboro — 2

•                  Northern Kentucky — 3

•                  Covington — 1

•                  Florence — 1

•                  Independence — 1

•                  Southern Indiana — 3

•                  Floyds Knobs — 1

•                  Jeffersonville — 1

•                  New Albany — 1

•                  Metropolitan Tampa, Florida — 3

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Core Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources. The Bank also provides short-term, revolving credit facilities to mortgage bankers across the Nation through warehouse lines of credit. These credit facilities are secured by single family, first lien residential real estate loans.

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

The TRS division historically originated and obtained a significant source of revenue from Refund Anticipation Loans (“RAL”s), but terminated this product effective April 30, 2012. RALs were short-term consumer loans offered to taxpayers that were secured by the customer’s anticipated tax refund, which represented the sole source of repayment. While RALs were terminated in 2012, TRS has received and expects to continue receiving recoveries from previously charged-off RALs in the near-term.

Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Through RB&T and RB, the RCS division is piloting short-term consumer credit products.

Accounting Standards Update (“ASU”) 2014-04 — Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for the Company beginning January 1, 2015 and are not expected to have a material impact on the Company’s financial statements.

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

2.                                                        INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$98,230	$382	$(54)	$98,558
Private label mortgage backed security	4,471	799	—	5,270
Mortgage backed securities - residential	137,845	4,552	(133)	142,264
Collateralized mortgage obligations	155,179	1,077	(1,955)	154,301
Mutual fund	1,000	—	—	1,000
Corporate bonds	15,014	43	(25)	15,032
Total securities available for sale	$411,739	$6,853	$(2,167)	$416,425

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$97,157	$409	$(101)	$97,465
Private label mortgage backed security	4,740	745	—	5,485
Mortgage backed securities - residential	146,087	4,288	(288)	150,087
Collateralized mortgage obligations	164,264	1,228	(1,546)	163,946
Mutual fund	1,000	—	(5)	995
Corporate bonds	15,015	50	(150)	14,915
Total securities available for sale	$428,263	$6,720	$(2,090)	$432,893

Securities held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,293	$7	$(12)	$2,288
Mortgage backed securities - residential	416	47	—	463
Collateralized mortgage obligations	41,868	323	(280)	41,911
Corporate bonds	5,000	—	(17)	4,983
Total securities held to maturity	$49,577	$377	$(309)	$49,645

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,311	$7	$(13)	$2,305
Mortgage backed securities - residential	420	43	—	463
Collateralized mortgage obligations	42,913	387	(184)	43,116
Corporate bonds	5,000	—	(116)	4,884
Total securities held to maturity	$50,644	$437	$(313)	$50,768

At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three months ended March 31, 2014 and 2013, there were no sales or calls of securities available for sale.

The tax provision related to the Bank’s realized gains totaled $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2014 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
March 31, 2014 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$24,445	$24,752	$504	$507
Due from one year to five years	77,799	77,882	1,789	1,781
Due from five years to ten years	11,000	10,956	5,000	4,983
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,471	5,270	—	—
Mortgage backed securities - residential	137,845	142,264	416	463
Collateralized mortgage obligations	155,179	154,301	41,868	41,911
Mutual fund	1,000	1,000	—	—
Total securities	$411,739	$416,425	$49,577	$49,645

Corporate Bonds

During 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds, which have a weighted average life of seven years, were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of both March 31, 2014 and December 31, 2013.

Mortgage Backed Securities

At March 31, 2014, with the exception of the $5.3 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At March 31, 2014 and December 31, 2013, there were gross unrealized/unrecognized losses of $2.1 million and $1.8 million related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

Market Loss Analysis

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2014 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$22,041	$(54)	$—	$—	$22,041	$(54)
Mortgage backed securities - residential	8,675	(133)	—	—	8,675	(133)
Collateralized mortgage obligations	44,545	(1,151)	7,443	(804)	51,988	(1,955)
Corporate bonds	9,975	(25)	—	—	9,975	(25)

Total securities available for sale	$85,236	$(1,363)	$7,443	$(804)	$92,679	$(2,167)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$520	$(12)	$—	$—	$520	$(12)
Collateralized mortgage obligations	18,338	(280)	—	—	18,338	(280)
Corporate bonds	4,983	(17)	—	—	4,983	(17)

Total securities held to maturity	$23,841	$(309)	$—	$—	$23,841	$(309)

	Less than 12 months		12 months or more		Total
December 31, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$44,041	$(101)	$—	$—	$44,041	$(101)
Mortgage backed securities - residential	19,494	(288)	—	—	19,494	(288)
Collateralized mortgage obligations	55,927	(1,546)	—	—	55,927	(1,546)
Mutual fund	995	(5)	—	—	995	(5)
Corporate bonds	9,850	(150)	—	—	9,850	(150)

Total securities available for sale	$130,307	$(2,090)	$—	$—	$130,307	$(2,090)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$521	$(13)	$—	$—	$521	$(13)
Collateralized mortgage obligations	18,686	(184)	—	—	18,686	(184)
Corporate bonds	4,884	(116)	—	—	4,884	(116)

Total securities held to maturity	$24,091	$(313)	$—	$—	$24,091	$(313)

At March 31, 2014, the Bank’s security portfolio consisted of 156 securities, 20 of which were in an unrealized loss position. At December 31, 2013, the Bank’s security portfolio consisted of 162 securities, 27 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.3 million at March 31, 2014. This security, with an average remaining life currently estimated at four years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 6 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2014	December 31, 2013

Carrying amount	$270,904	$224,693
Fair value	271,119	224,989

3.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2014	December 31, 2013

Residential real estate:
Owner occupied	$1,115,335	$1,097,795
Non owner occupied	101,489	110,809
Commercial real estate	765,819	773,173
Commercial real estate - purchased whole loans	34,358	34,186
Construction & land development	41,386	44,351
Commercial & industrial	127,776	127,763
Warehouse lines of credit	136,262	149,576
Home equity	228,757	226,782
Consumer:
Credit cards	8,869	9,030
Overdrafts	916	944
Other consumer	13,367	15,383

Total loans	2,574,334	2,589,792
Less: Allowance for loan losses	22,367	23,026

Total loans, net	$2,551,967	$2,566,766

Purchased Credit Impaired (“PCI”) Loans

The contractual amount of PCI loans accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, decreased from $58 million as of December 31, 2013 to $50 million as of March 31, 2014. The carrying value of these loans was $41 million as of December 31, 2013 compared to $34 million as of March 31, 2014.

The table below reconciles the contractually required and carrying amounts of PCI loans at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013

Contractually-required principal	$49,511	$57,992
Non-accretable amount	(12,613)	(13,582)
Accretable amount	(2,765)	(3,457)
Carrying value of loans	$34,133	$40,953

The following table presents a rollforward of the accretable amount on PCI loans for the three months ended March 31, 2014 and 2013:

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2014	March 31, 2013

Balance as of January 1,	$(3,457)	$(3,231)
Transfers between non-accretable and accretable	(1,311)	(984)
Net accretion into interest income on loans, including loan fees	2,003	1,632
Other changes	—	283
Ending balance, March 31,	$(2,765)	$(2,300)

Credit Quality Indicators

Based on the Bank’s internal analysis performed, the risk rate category of loans by class follows:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
March 31, 2014		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$28,465	$13,463	$—	$1,796	$—	$43,724
Non owner occupied	—	1,764	1,392	—	7,170	—	10,326
Commercial real estate	711,873	11,203	20,297	—	22,400	—	765,773
Commercial real estate -
Purchased whole loans	34,358	—	—	—	—	—	34,358
Construction & land development	37,955	126	2,396	—	909	46	41,432
Commercial & industrial	123,841	126	2,024	—	1,567	218	127,776
Warehouse lines of credit	136,262	—	—	—	—	—	136,262
Home equity	—	250	2,481	—	—	—	2,731
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	17	62	—	27	—	106

Total rated loans	$1,044,289	$41,951	$42,115	$—	$33,869	$264	$1,162,488

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2013		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$27,431	$10,994	$—	$2,810	$—	$41,235
Non owner occupied	—	919	1,292	—	7,936	—	10,147
Commercial real estate	709,610	11,125	25,296	—	27,142	—	773,173
Commercial real estate -
Purchased whole loans	34,186	—	—	—	—	—	34,186
Construction & land development	40,591	128	2,386	—	1,246	—	44,351
Commercial & industrial	123,646	296	2,035	—	1,564	222	127,763
Warehouse lines of credit	149,576	—	—	—	—	—	149,576
Home equity	—	250	2,014	—	—	—	2,264
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	18	66	—	33	—	117

Total rated loans	$1,057,609	$40,167	$44,083	$—	$40,731	$222	$1,182,812

* - Special Mention and Substandard loans include $1 million and $4 million at March 31, 2014 and $1 million and $6 million at December 31, 2013, respectively, which were removed from the PCI population due to a post-acquisition troubled debt restructuring.

** - The above tables exclude all non-classified residential real estate and consumer loans at the respective period ends. The tables also exclude most non classified small commercial & industrial and commercial real estate relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

Allowance for Loan Losses

Activity in the allowance for loan losses (“Allowance”) follows:

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Allowance for loan losses at beginning of period	$23,026	$23,729

Charge offs - Traditional Banking	(912)	(554)

Recoveries - Traditional Banking	493	414
Recoveries - Refund Anticipation Loans	463	599
Total recoveries	956	1,013

Net loan (charge offs) recoveries - Traditional Banking	(419)	(140)
Net recoveries - Refund Anticipation Loans	463	599
Net loan (charge offs) recoveries	44	459

Provision for loan losses - Traditional Banking	(240)	(26)
Provision for loan losses - Refund Anticipation Loans	(463)	(599)
Total provision for loan losses	(703)	(625)

Allowance for loan losses at end of period	$22,367	$23,563

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

The following tables present the activity in the Allowance by portfolio class for the three months ended March 31, 2014 and 2013:

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Three Months Ended	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
March 31, 2014 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Beginning balance	$7,816	$1,023	$8,309	$34	$1,296	$1,089	$449
Provision for loan losses	118	(30)	(178)	—	(88)	(57)	28
Loans charged off	(217)	(15)	(372)	—	(17)	—	—
Recoveries	34	6	142	—	1	48	—

Ending balance	$7,751	$984	$7,901	$34	$1,192	$1,080	$477

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$2,396	$—	$289	$199	$126	$23,026
Provision for loan losses	—	(463)	(18)	47	(62)	(703)
Loans charged off	(66)	—	(5)	(151)	(69)	(912)
Recoveries	41	463	10	117	94	956

Ending balance	$2,371	$—	$276	$212	$89	$22,367

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
Three Months Ended	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
March 31, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Beginning balance	$7,006	$1,049	$8,843	$34	$2,769	$580	$541
Provision for loan losses	80	(90)	(66)	—	296	142	(108)
Loans charged off	(200)	(43)	(14)	—	—	—	—
Recoveries	98	8	18	—	36	5	—

Ending balance	$6,984	$924	$8,781	$34	$3,101	$727	$433

(continued)

		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$2,348	$—	$210	$198	$151	$23,729
Provision for loan losses	(435)	(599)	121	56	(22)	(625)
Loans charged off	(43)	—	(10)	(175)	(69)	(554)
Recoveries	39	599	5	130	75	1,013

Ending balance	$1,909	$—	$326	$209	$135	$23,563

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	March 31, 2014	December 31, 2013

Loans on non-accrual status(1)	$21,792	$19,104
Loans past due 90 days or more and still on accrual(2)	2,247	1,974

Total non-performing loans	24,039	21,078
Other real estate owned	16,914	17,102
Total non-performing assets	$40,953	$38,180

Credit Quality Ratios - Total Company:

Non-performing loans to total loans	0.93%	0.81%
Non-performing assets to total loans (including OREO)	1.58%	1.46%
Non-performing assets to total assets	1.17%	1.13%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90-days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Loans Past Due 90-Days-or-More
	Non-Accrual Loans		and Still Accruing Interest*
in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Residential real estate:
Owner occupied	$9,937	$8,538	$482	$673
Non owner occupied	1,316	1,279	—	—
Commercial real estate	6,605	7,643	511	—
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land dev.	1,990	97	—	70
Commercial & industrial	143	327	1,254	1,231
Warehouse lines of credit	—	—	—	—
Home equity	1,710	1,128	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Other consumer	91	92	—	—

Total	$21,792	$19,104	$2,247	$1,974

* - Loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. Troubled debt restructures (“TDR”s) on non-accrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 +	Total	Total
March 31, 2014	Days	Days	Days	Loans	Loans Not	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Loans

Residential real estate:
Owner occupied	$1,976	$751	$3,675	$6,402	$1,108,933	$1,115,335
Non owner occupied	68	—	131	199	101,290	101,489
Commercial real estate	—	—	2,707	2,707	763,112	765,819
Commercial real estate - purchased whole loans	—	—	—	—	34,358	34,358
Construction & land development	—	558	1,500	2,058	39,328	41,386
Commercial & industrial	632	—	1,397	2,029	125,747	127,776
Warehouse lines of credit	—	—	—	—	136,262	136,262
Home equity	364	25	415	804	227,953	228,757
Consumer:
Credit cards	58	15	—	73	8,796	8,869
Overdrafts	108	—	—	108	808	916
Other consumer	45	18	—	63	13,304	13,367

Total	$3,251	$1,367	$9,825	$14,443	$2,559,891	$2,574,334
Delinquent loans to total loans	0.13%	0.05%	0.38%	0.56%

	30 - 59	60 - 89	90 +	Total	Total
December 31, 2013	Days	Days	Days	Loans	Loans Not	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Loans

Residential real estate:
Owner occupied	$1,956	$733	$3,668	$6,357	$1,091,438	$1,097,795
Non owner occupied	195	967	131	1,293	109,516	110,809
Commercial real estate	874	384	3,940	5,198	767,975	773,173
Commercial real estate - purchased whole loans	—	—	—	—	34,186	34,186
Construction & land development	332	—	167	499	43,852	44,351
Commercial & industrial	—	—	1,415	1,415	126,348	127,763
Warehouse lines of credit	—	—	—	—	149,576	149,576
Home equity	665	48	397	1,110	225,672	226,782
Consumer:
Credit cards	87	6	5	98	8,932	9,030
Overdrafts	159	—	—	159	785	944
Other consumer	67	27	—	94	15,289	15,383

Total	$4,335	$2,165	$9,723	$16,223	$2,573,569	$2,589,792
Delinquent loans to total loans	0.17%	0.08%	0.38%	0.63%

* - All loans, excluding PCI loans, 90-days-or-more past due as of March 31, 2014 and December 31, 2013 were on non-accrual status.

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

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2014	December 31, 2013

Loans with no allocated Allowance	$36,556	$36,721
Loans with allocated Allowance	63,651	71,273

Total impaired loans	$100,207	$107,994

Amount of the Allowance allocated	$6,211	$6,674

Approximately $18 million and $24 million of impaired loans at March 31, 2014 and December 31, 2013 were PCI loans. Approximately $5 million and $6 million of impaired loans at March 31, 2014 and December 31, 2013 were formerly PCI loans which became classified as “impaired” through a troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2014 and December 31, 2013:

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
March 31, 2014 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$3,671	$81	$693	$—	$257	$6	$—
Collectively evaluated for impairment	4,029	637	6,719	34	935	761	477
PCI loans with post acquisition impairment	51	266	489	—	—	313	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending allowance for loan losses	$7,751	$984	$7,901	$34	$1,192	$1,080	$477

Loans:
Impaired loans individually evaluated, excluding PCI loans	$41,493	$2,397	$29,081	$—	$2,594	$4,311	$—
Loans collectively evaluated for impairment	1,072,046	91,922	714,293	34,358	37,883	121,679	136,262
PCI loans with post acquisition impairment	709	5,348	9,858	—	—	1,594	—
PCI loans without post acquisition impairment	1,087	1,822	12,587	—	909	192	—

Total ending loan balance	$1,115,335	$101,489	$765,819	$34,358	$41,386	$127,776	$136,262

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$340	$—	$—	$43	$5,091
Collectively evaluated for impairment	2,031	276	212	45	16,156
PCI loans with post acquisition impairment	—	—	—	1	1,120
PCI loans without post acquisition impairment	—	—	—	—	—

Total ending allowance for loan losses	$2,371	$276	$212	$89	$22,367

Loans:
Impaired loans individually evaluated, excluding PCI loans	$2,731	$—	$—	$80	$82,687
Loans collectively evaluated for impairment	226,026	8,869	916	13,260	2,457,514
PCI loans with post acquisition impairment	—	—	—	11	17,520
PCI loans without post acquisition impairment	—	—	—	16	16,613

Total ending loan balance	$228,757	$8,869	$916	$13,367	$2,574,334

				Commercial
	Residential Real Estate			Real Estate -			Warehouse
	Owner	Non Owner	Commercial	Purchased	Construction &	Commercial &	Lines of
December 31, 2013 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Credit

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$3,606	$61	$1,232	$—	$146	$111	$—
Collectively evaluated for impairment	4,159	672	6,474	34	1,140	661	449
PCI loans with post acquisition impairment	51	290	603	—	10	317	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending allowance for loan losses	$7,816	$1,023	$8,309	$34	$1,296	$1,089	$449

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,211	$2,061	$33,519	$—	$2,494	$4,521	$—
Loans collectively evaluated for impairment	1,055,774	100,812	712,512	34,186	40,611	121,456	149,576
PCI loans with post acquisition impairment	1,455	5,984	14,512	—	267	1,609	—
PCI loans without post acquisition impairment	1,355	1,952	12,630	—	979	177	—

Total ending loan balance	$1,097,795	$110,809	$773,173	$34,186	$44,351	$127,763	$149,576

(continued)

		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment, excluding PCI loans	$203	$—	$—	$43	$5,402
Collectively evaluated for impairment	2,193	289	199	82	16,352
PCI loans with post acquisition impairment	—	—	—	1	1,272
PCI loans without post acquisition impairment	—	—	—	—	—

Total ending allowance for loan losses	$2,396	$289	$199	$126	$23,026

Loans:
Impaired loans individually evaluated, excluding PCI loans	$2,264	$—	$—	$85	$84,155
Loans collectively evaluated for impairment	224,518	9,030	944	15,265	2,464,684
PCI loans with post acquisition impairment	—	—	—	12	23,839
PCI loans without post acquisition impairment	—	—	—	21	17,114

Total ending loan balance	$226,782	$9,030	$944	$15,383	$2,589,792

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	March 31, 2014			March 31, 2014
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$8,018	$7,350	$—	$6,960	$52	$—
Non owner occupied	1,532	1,356	—	1,306	8	—
Commercial real estate	20,651	19,623	—	20,288	197	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,081	2,081	—	2,084	1	—
Commercial & industrial	4,208	4,208	—	4,233	59	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	2,071	1,938	—	1,758	9	—
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	—	—	—	9	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	35,053	34,852	3,722	34,475	244	—
Non owner occupied	6,389	6,389	347	6,589	71	—
Commercial real estate	19,316	19,316	1,182	23,197	190	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	513	513	257	594	6	—
Commercial & industrial	1,697	1,697	319	1,785	3	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	793	793	340	740	2	—
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	91	91	44	85	—	—
Total impaired loans	$102,413	$100,207	$6,211	$104,103	$842	$—

	As of			Three Months Ended
	December 31, 2013			March 31, 2013
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$7,136	$6,569	$—	$13,664	$154	$—
Non owner occupied	1,498	1,256	—	1,553	7	—
Commercial real estate	21,886	20,953	—	18,198	239	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,087	2,087	—	2,323	25	—
Commercial & industrial	4,367	4,258	—	4,081	31	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,695	1,577	—	2,010	16	—
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	18	18	—	405	4	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	34,393	34,097	3,657	31,674	210	—
Non owner occupied	6,789	6,789	351	3,635	39	—
Commercial real estate	27,080	27,078	1,835	25,601	289	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	674	674	156	3,348	25	—
Commercial & industrial	1,872	1,872	428	2,762	43	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	688	687	203	1,552	4	—
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other consumer	79	79	44	69	1	—
Total impaired loans	$110,262	$107,994	$6,674	$110,875	$1,087	$—

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

All TDRs are considered “Impaired” loans, including PCI loans subsequently restructured. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of loan terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. The substantial majority of the Bank’s residential real estate TDR concessions involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Retail loans may also be classified as TDRs due to legal modifications, including: a) customers that declare bankruptcy under Chapter 7 of the Bankruptcy Code and fail to reaffirm their debt with the Bank or b) upon death of the customer before full repayment of their loan.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2014 and December 31, 2013, $16 million and $13 million of TDRs were also non-accrual loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
March 31, 2014 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$7,746	$33,215	$40,961
Commercial real estate	6,449	18,449	24,898
Construction & land development	1,990	705	2,695
Commercial & industrial	143	4,169	4,312

Total troubled debt restructurings	$16,328	$56,538	$72,866

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,514	$31,705	$37,219
Commercial real estate	7,486	22,041	29,527
Construction & land development	97	2,608	2,705
Commercial & industrial	143	4,378	4,521

Total troubled debt restructurings	$13,240	$60,732	$73,972

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2014 and December 31, 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
March 31, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$224	$654	$878
Rate reduction	28,519	4,850	33,369
Principal deferral	1,000	485	1,485
Bankrupt customer	1,288	1,498	2,786
Deceased customer	2,070	373	2,443
Total residential TDRs	33,101	7,860	40,961

Commercial related and construction/land development loans:
Interest only payments	4,208	1,208	5,416
Rate reduction	11,415	1,778	13,193
Principal deferral	7,701	5,372	13,073
Bankrupt customer	—	223	223
Total commercial TDRs	23,324	8,581	31,905
Total troubled debt restructurings	$56,425	$16,441	$72,866

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$430	$671	$1,101
Rate reduction	26,004	4,993	30,997
Principal deferral	1,840	632	2,472
Bankrupt customer	1,247	1,402	2,649
Total residential TDRs	29,521	7,698	37,219

Commercial related and construction/land development loans:
Interest only payments	6,086	1,321	7,407
Rate reduction	13,958	663	14,621
Principal deferral	8,983	5,351	14,334
Bankrupt customer	—	391	391
Total commercial TDRs	29,027	7,726	36,753
Total troubled debt restructurings	$58,548	$15,424	$73,972

As of March 31, 2014 and December 31, 2013, 77% and 79% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $5 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of March 31, 2014 and December 31, 2013. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal “watch list” and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at March 31, 2014.

A summary of the categories of TDR loan modifications that occurred during the three months ended March 31, 2014 and 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
March 31, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$—	$2	$2
Rate reduction	1,102	1,134	2,236
Principal deferral	299	—	299
Bankrupt customer	—	291	291
Deceased customer	2,070	373	2,443
Total residential TDRs	3,471	1,800	5,271

Commercial related and construction/land development loans:
Interest only payments	718	—	718
Rate reduction	2,352	1,134	3,486
Principal deferral	968	1,908	2,876
Total commercial TDRs	4,038	3,042	7,080
Total troubled debt restructurings	$7,509	$4,842	$12,351

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
March 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Rate reduction	$1,232	$888	$2,120
Principal deferral	355	200	555
Bankrupt customer	2,795	363	3,158
Total residential TDRs	4,382	1,451	5,833

Commercial related and construction/land development loans:
Interest only payments	47	—	47
Rate reduction	—	—	—
Principal deferral	6,074	2,092	8,166
Bankrupt customer	—	—	—
Total commercial TDRs	6,121	2,092	8,213
Total troubled debt restructurings	$10,503	$3,543	$14,046

As of March 31, 2014 and 2013, 61% and 75% of the Bank’s TDRs that occurred during the first quarters of 2014 and 2013 were performing according to their modified terms. The Bank provided $358,000 and $78,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the first quarters of 2014 and 2013. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances at March 31, 2014 and December 31, 2013.

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of March 31, 2014 and 2013 and for which there was a payment default during the three months ended March 31, 2014 and 2013:

Three Months Ended	Number of	Recorded
March 31, 2014 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	12	$1,747
Non owner occupied	—	—
Commercial real estate	1	1,134
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Warehouse lines of credit	—	—
Home equity	2	28
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	15	$2,909

Three Months Ended	Number of	Recorded
March 31, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	31	$3,154
Non owner occupied	—	—
Commercial real estate	1	1,763
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	3	329
Warehouse lines of credit	—	—
Home equity	6	367
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	4	77

Total	45	$5,690

4.                                      DEPOSITS

Ending deposit balances at March 31, 2014 and December 31, 2013 were as follows:

(in thousands)	March 31, 2014	December 31, 2013

Demand	$663,203	$651,134
Money market accounts	485,218	479,569
Brokered money market accounts	33,537	35,533
Savings	85,854	78,020
Individual retirement accounts*	27,891	28,767
Time deposits, $100,000 and over*	74,609	67,255
Other certificates of deposit*	71,470	75,516
Brokered certificates of deposit*(1)	74,268	86,421

Total interest-bearing deposits	1,516,050	1,502,215
Total non interest-bearing deposits	568,162	488,642

Total deposits	$2,084,212	$1,990,857

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

5.                                      FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At March 31, 2014 and December 31, 2013, FHLB advances were as follows:

(in thousands)	March 31, 2014	December 31, 2013

Fixed interest rate advances with a weighted average interest rate of 1.91% due through 2021	$482,000	$505,000

Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000

Total FHLB advances	$582,000	$605,000

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2014 and December 31, 2013, Republic had available collateral to borrow an additional $316 million and $282 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions as of March 31, 2014 and December 31, 2013.

Aggregate future principal payments on FHLB advances and the weighted average cost of such advances, based on contractual maturity dates are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2014	140,000	2.53%
2015	10,000	2.48%
2016	82,000	1.74%
2017	145,000	3.44%
2018	97,500	1.50%
Thereafter	107,500	1.80%

Total	$582,000	2.34%

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2014	December 31, 2013

First lien, single family residential real estate	$1,097,143	$1,082,624
Home equity lines of credit	105,579	105,957
Multi-family commercial real estate	15,194	13,124

6.             FAIR VALUE

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities available for sale: Quoted market prices in an active market are available for the Bank’s mutual fund investment and fall within Level 1 of the fair value hierarchy. Except for the Bank’s mutual fund investment and its private label mortgage backed security, the fair value of securities available for sale is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). With the exception of the mutual fund investment and the private label mortgage backed security, all securities available for sale are classified as Level 2 in the fair value hierarchy.

The Bank’s private label mortgage backed security remains illiquid, and as such, the Bank classifies this security as a Level 3 security in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Bank utilized an income valuation model (present value model) approach in determining the fair value of this security.

See in this section of the filing under Footnote 2 “Investment Securities” for additional discussion regarding the Bank’s private label mortgage backed security.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$98,558	$—	$98,558
Private label mortgage backed security	—	—	5,270	5,270
Mortgage backed securities - residential	—	142,264	—	142,264
Collateralized mortgage obligations	—	154,301	—	154,301
Mutual fund	1,000	—	—	1,000
Corporate bonds	—	15,032	—	15,032
Total securities available for sale	$1,000	$410,155	$5,270	$416,425

Mortgage loans held for sale	$—	$2,414	$—	$2,414

Rate lock commitments	—	158	—	158

Mandatory forward contracts	—	7	—	7

Financial liabilities:

Interest rate swap agreements	—	69	—	69

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$97,465	$—	$97,465
Private label mortgage backed security	—	—	5,485	5,485
Mortgage backed securities - residential	—	150,087	—	150,087
Collateralized mortgage obligations	—	163,946	—	163,946
Mutual fund	995	—	—	995
Corporate bonds	—	14,915	—	14,915
Total securities available for sale	$995	$426,413	$5,485	$432,893

Mortgage loans held for sale	$—	$3,506	$—	$3,506

Rate lock commitments	—	77	—	77

Mandatory forward contracts	—	12	—	12

Interest rate swap agreements	—	170	—	170

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2014 and 2013.

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Balance, beginning of period	$5,485	$5,687

Total gains or losses included in earnings:
Net change in unrealized gain	54	184
Recovery of actual losses previously recorded	32	—
Principal paydowns	(301)	(183)
Balance, end of period	$5,270	$5,688

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2014 and December 31, 2013:

	Fair	Valuation
March 31, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,270	Discounted cash flow	(1) Constant prepayment rate	3.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(2) Loss severity	55% - 70%

	Fair	Valuation
December 31, 2013 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,485	Discounted cash flow	(1) Constant prepayment rate	2.5% - 6.5%

			(2) Probability of default	3.0% - 7.0%

			(2) Loss severity	55% - 75%

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$2,199	$2,199
Commercial real estate	—	—	5,131	5,131
Home equity	—	—	1,170	1,170
Total impaired loans *	$—	$—	$8,500	$8,500

Other real estate owned:
Residential real estate	$—	$—	$505	$505
Commercial real estate	—	—	4,199	4,199
Construction & land development	—	—	4,299	4,299
Total other real estate owned	$—	$—	$9,003	$9,003

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$2,020	$2,020
Commercial real estate	—	—	5,488	5,488
Home equity	—	—	1,030	1,030
Total impaired loans *	$—	$—	$8,538	$8,538

Other real estate owned:
Residential real estate	$—	$—	$1,716	$1,716
Commercial real estate	—	—	507	507
Construction & land development	—	—	6,195	6,195
Total other real estate owned	$—	$—	$8,418	$8,418

* - The impaired loan balances in the preceding two tables exclude TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote and represents estimated selling costs to liquidate the underlying collateral on such loans.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate	$2,199	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 22% (3%)

Impaired loans - commercial real estate	$5,131	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 25% (3%)

Impaired loans - home equity	$1,170	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 22% (6%)

Other real estate owned - residential real estate	$505	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	47% (47%)

Other real estate owned - commercial real estate	$4,199	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	22% - 34% (23%)

Other real estate owned - construction & land development	$1,279	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	15% - 143% (39%)

	$3,020	Income approach	Adjustments for differences between net operating income expectations	19% (19%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate	$2,020	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	2% - 22% (7%)

Impaired loans - commercial real estate	$5,488	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 30% (19%)

Impaired loans - home equity	$1,030	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	0% - 10% (2%)

Other real estate owned - residential real estate	$1,716	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	10% - 53% (30%)

Other real estate owned - commercial real estate	$507	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	23% - 33% (29%)

Other real estate owned - construction & land development	$2,236	Sales comparison approach	Adjustments determined by Management for differences between the comparable sales	17% - 58% (43%)

	$3,959	Income approach	Adjustments for differences between net operating income expectations	21% (21%)

The following section details impairment charges recognized during the period:

Impaired Loans

Collateral dependent impaired loans are generally measured for impairment using the fair market value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following section details impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	March 31, 2014	December 31, 2013

Carrying amount of loans measured at fair value	$7,603	$7,629
Estimated selling costs considered in carrying amount	897	909
Total fair value	$8,500	$8,538

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s other real estate owned properties equaled or exceeded their carrying value on an individual basis at March 31, 2014 and December 31, 2013.

Details of other real estate owned carrying value and write downs follows:

(in thousands)	March 31, 2014	December 31, 2013

Carrying value of other real estate owned	$16,914	$17,102

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Other real estate owned write-downs	$884	$366

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value. No MSRs were carried at fair value at March 31, 2014 and December 31, 2013.

Adjustments to mortgage banking income recorded due to the valuation of MSRs for the three months ended March 31, 2014 and 2013 follow:

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Credit to mortgage banking income due to impairment evaluation	$—	$(152)

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

(in thousands)	March 31, 2014	December 31, 2013

Aggregate fair value	$2,414	$3,506
Contractual balance	2,360	3,417
Gain	54	89

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2014 and 2013 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Interest income	$46	$113
Change in fair value	(35)	134
Total change in fair value	$11	$247

The carrying amounts and estimated fair values of all financial instruments, at March 31, 2014 and December 31, 2013 follows:

		Fair Value Measurements at
		March 31, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$343,386	$343,386	$—	$—	$343,386
Securities available for sale	416,929	1,000	410,155	5,270	416,425
Securities to be held to maturity	49,073	—	49,138	—	49,138
Mortgage loans held for sale, at fair value	2,414	—	2,414	—	2,414
Loans, net	2,551,967	—	—	2,584,302	2,584,302
Federal Home Loan Bank stock	28,310	—	—	—	N/A
Mortgage servicing rights	5,227	—	7,237	—	7,237
Accrued interest receivable	8,002	—	8,002	—	8,002

Liabilities:
Non interest-bearing deposits	568,162	—	568,162	—	568,162
Transaction deposits	1,267,812	—	1,267,812	—	1,267,812
Time deposits	248,238	—	249,401	—	249,401
Securities sold under agreements to repurchase and other short-term borrowings	222,174	—	222,174	—	222,174
Federal Home Loan Bank advances	582,000	—	594,936	—	594,936
Subordinated note	41,240	—	37,751	—	37,751
Accrued interest payable	1,347	—	1,347	—	1,347

		Fair Value Measurements at
		December 31, 2013:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$170,863	$170,863	$—	$—	$170,863
Securities available for sale	432,893	995	426,413	5,485	432,893
Securities to be held to maturity	50,644	—	50,768	—	50,768
Mortgage loans held for sale, at fair value	3,506	—	3,506	—	3,506
Loans, net	2,566,766	—	—	2,585,476	2,585,476
Federal Home Loan Bank stock	28,342	—	—	—	N/A
Mortgage servicing rights	5,409	—	7,337	—	7,337
Accrued interest receivable	8,272	—	8,272	—	8,272

Liabilities:
Non interest-bearing deposits	488,642	—	488,642	—	488,642
Transaction deposits	1,244,256	—	1,244,256	—	1,244,256
Time deposits	257,959	—	259,345	—	259,345
Securities sold under agreements to repurchase and other short-term borrowings	165,555	—	165,555	—	165,555
Federal Home Loan Bank advances	605,000	—	618,064	—	618,064
Subordinated note	41,240	—	38,020	—	38,020
Accrued interest payable	1,459	—	1,459	—	1,459

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

The following not previously disclosed methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

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

Accrued interest receivable/payable — The carrying amounts of accrued interest, due to their short-term nature, approximate fair value resulting in a Level 2 classification.

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

7.                                      MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

March 31, (in thousands)	2014	2013

Balance, January 1	$3,506	$10,614
Origination of mortgage loans held for sale	14,110	84,593
Proceeds from the sale of mortgage loans held for sale	(15,700)	(77,765)
Net gain on sale of mortgage loans held for sale	498	3,284

Balance, March 31	$2,414	$20,726

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Net gain realized on sale of mortgage loans held for sale	$458	$2,238
Net change in fair value recognized on loans held for sale	(35)	134
Net change in fair value recognized on rate lock commitments	80	1,133
Net change in fair value recognized on forward contracts	(5)	(221)
Net gain recognized	498	3,284

Loan servicing income	302	546
Amortization of mortgage servicing rights	(314)	(708)
Change in mortgage servicing rights valuation allowance	—	152
Net servicing income recognized	(12)	(10)

Total Mortgage Banking income	$486	$3,274

Activity for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2014	2013

Balance, January 1	$5,409	$4,777
Additions	132	637
Amortized to expense	(314)	(708)
Change in valuation allowance	—	152

Balance, March 31	$5,227	$4,858

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2014	2013

Balance, January 1	$—	$(345)
Additions	—	—
Reductions credited to operations	—	152

Balance, March 31	$—	$(193)

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2014	December 31, 2013

Fair value of mortgage servicing rights portfolio	$7,237	$7,337
Prepayment speed range	112% - 462%	105% - 550%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	6.15	6.17

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2014		December 31, 2013
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$2,360	$2,414	$3,417	$3,506

Included in other assets:
Rate lock loan commitments	$7,054	$158	$4,393	$77
Mandatory forward contracts	6,617	7	5,571	12

Total included in other assets	$13,671	$165	$9,964	$89

8.                                      INTEREST RATE SWAPS

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

The swaps were determined to be fully effective during all periods presented; therefore, no amount of ineffectiveness was included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income (“OCI”). The amount included in accumulated OCI would be reclassified to current earnings should the hedge no longer be considered effective. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about swaps designated as cash flow hedges as of March 31, 2014 and December 31, 2013 follows:

(dollars in thousands)	March 31, 2014	December 31, 2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.19%	0.21%
Weighted average maturity in years	7	7
Unrealized gain (loss)	$(69)	$170
Fair value of security pledged as collateral	$343	$—

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Interest expense on deposits related to money market swap transaction	$49	$—
Interest expense on FHLB advances related to FHLB swap transaction	51	—
Total interest expense on swap transactions	$100	$—

The following tables present the net losses recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the three months ended March 31, 2014 and 2013:

March 31, 2014 (in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$(156)	$—	$—

March 31, 2013 (in thousands)	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheet as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value included in other assets:
Cash flow hedges - interest rate swaps	$—	$—	$20,000	$170

Fair value included in other liabilities:
Cash flow hedges - interest rate swaps	$20,000	$69	$—	$—

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

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

(in thousands)	March 31, 2014	December 31, 2013

Unused warehouse lines of credit	$199,238	$208,424
Unused home equity lines of credit	230,395	230,361
Unused loan commitments - other	198,599	178,776
Standby letters of credit	13,068	2,308
FHLB letters of credit	3,750	3,200
Total commitments	$645,050	$623,069

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

At March 31, 2014 and December 31, 2013, the Bank had letters of credit from the FHLB issued on behalf of a RB&T client. This letter of credit was used as a credit enhancement for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

Legal Proceedings

As previously disclosed, on August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and sought monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees.  To update the disclosure set forth in Republic’s Form 10-K for the year ended December 31, 2013; during March 2014, the parties signed a Settlement Agreement that provided for the dismissal of the lawsuit.  In April 2014, the Court entered an agreed order dismissing the case.  Costs to settle the litigation were accrued by the Company during the first quarter of 2014 and paid during the second quarter of 2014.  Such costs did not have a material effect on the Company’s financial position or results of operations during the first quarter of 2014.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31
(in thousands, except per share data)	2014	2013

Net income	$11,984	$13,356

Weighted average shares outstanding	20,796	20,864
Effect of dilutive securities	97	69
Average shares outstanding including dilutive securities	20,893	20,933

Basic earnings per share:
Class A Common Share	$0.58	$0.64
Class B Common Share	$0.56	$0.63

Diluted earnings per share:
Class A Common Share	$0.58	$0.64
Class B Common Share	$0.56	$0.62

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2014	2013

Antidilutive stock options	15,500	128,450
Average antidilutive stock options	15,500	128,450

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

As of March 31, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Along with the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) operate as divisions of the RPG segment.

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. Through RB&T and RB, the RCS division is piloting short-term consumer credit products.

Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations, while servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations. Net refund transfer fees provide the majority of revenue for RPG. All Company operations are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2013 Annual Report on Form 10-K. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes are generally allocated based on income before income tax expense when specific segment allocations cannot be reasonably made. Transactions among reportable segments are made at carrying value.

Segment information for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended March 31, 2014
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$27,113	$46	$145	$27,304

Provision for loan losses	(240)	—	(463)	(703)

Net refund transfer fees	—	—	14,388	14,388
Mortgage banking income	—	486	—	486
Other non-interest income	5,819	74	693	6,586
Total non-interest income	5,819	560	15,081	21,460

Total non-interest expenses	24,607	1,210	5,127	30,944

Income before income tax expense	8,565	(604)	10,562	18,523
Income tax expense	2,784	(211)	3,966	6,539
Net income	$5,781	$(393)	$6,596	$11,984

Segment end of period assets	$3,441,183	$8,062	$57,927	$3,507,172

Net interest margin	3.29%	NM	NM	3.24%

	Three Months Ended March 31, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,961	$113	$56	$29,130

Provision for loan losses	(26)	—	(599)	(625)

Net refund transfer fees	—	—	12,014	12,014
Mortgage banking income	—	3,274	—	3,274
Bargain purchase gain - FCB	1,324	—	—	1,324
Other non-interest income	5,397	8	508	5,913
Total non-interest income	6,721	3,282	12,522	22,525

Total non-interest expenses	25,182	863	5,257	31,302

Income before income tax expense	10,526	2,532	7,920	20,978
Income tax expense	3,964	886	2,772	7,622
Net income	$6,562	$1,646	$5,148	$13,356

Segment end of period assets	$3,316,188	$25,989	$59,181	$3,401,358

Net interest margin	3.60%	NM	NM	3.55%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

12.                                                       OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Available for Sale Securities:
Unrealized gain (loss) on securities available for sale	$2	$(398)
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	54	184
Net unrealized gains (losses)	56	(214)
Tax effect	(20)	75
Net of tax	36	(139)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(239)	—
Reclassification adjustment for gains realized in income	—	—
Net unrealized gains	(239)	—
Tax effect	83	—
Net of tax	(156)	—

	$(120)	$(139)

The following is a summary of the accumulated OCI balances, net of tax:

(in thousands)	Balance at December 31, 2013	Change for Three Months ending March 31, 2014	Balance at March 31, 2014

Unrealized gains (losses) on securities available for sale	$2,526	$1	$2,527
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	35	519
Unrealized gains on cash flow hedge	111	(156)	(45)
	$3,121	$(120)	$3,001

(in thousands)	Balance at December 31, 2012	Change for Three Months ending March 31, 2013	Balance at March 31, 2013

Unrealized gains (losses) on securities available for sale	$5,610	$(259)	$5,351
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	2	120	122
	$5,612	$(139)	$5,473

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

On January 27, 2014, RB&T filed an application with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”) to merge RB&T and RB, with RB&T, a Kentucky-based, state chartered non-member institution, being the resulting institution and continuing to operate under the name Republic Bank & Trust Company. The Company expects the merger to be effective in May 2014.

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: RB&T and RB.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; personal and corporate customers’ bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) included under Part 1 Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

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

•                  future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);

•                  the future impact of Company strategies to mitigate interest rate risk;

•                  future long-term interest rates and their impact on the demand for Mortgage Banking products, warehouse lines of credit and correspondent lending;

•                  the future value of mortgage servicing rights (“MSR”s);

•                  the future financial performance of the Tax Refund Solutions (“TRS”) division of the Republic Processing Group (“RPG”) segment;

•                  future Refund Transfer (“RT”) volume for TRS;

•                  the future net revenue associated with RTs at TRS;

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

•                  the Bank’s ability to maintain current deposit and loan levels at current interest rates; and

•                  the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to future business acquisitions, in general, and the Bank’s two FDIC-assisted acquisitions in 2012.

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Along with the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting. Net income, total assets and net interest margin by segment for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31, 2014
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$5,781	$(393)	$6,596	$11,984
Segment assets	3,441,183	8,062	57,927	3,507,172
Net interest margin	3.29%	NM	NM	3.24%

	Three Months Ended March 31, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,562	$1,646	$5,148	$13,356
Segment assets	3,316,188	25,989	59,181	3,401,358
Net interest margin	3.60%	NM	NM	3.55%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

As of March 31, 2014, in addition to an Internet delivery channel, Republic had 42 full-service banking centers with locations as follows:

•                  Kentucky — 33

•                  Metropolitan Louisville — 20

•                  Central Kentucky — 8

•                  Elizabethtown — 1

•                  Frankfort — 1

•                  Georgetown — 1

•                  Lexington — 4

•                  Shelbyville — 1

•                  Western Kentucky — 2

•                  Owensboro — 2

•                  Northern Kentucky — 3

•                  Covington — 1

•                  Florence — 1

•                  Independence — 1

•                  Southern Indiana — 3

•                  Floyds Knobs — 1

•                  Jeffersonville — 1

•                  New Albany — 1

•                  Metropolitan Tampa, Florida — 3

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

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

See additional detail regarding Mortgage Banking under Footnote 7 “Mortgage Banking Activities” and Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Republic Processing Group segment

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Through RB, the RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers.  Through RB&T and RB, the RCS division is piloting short-term consumer credit products.

OVERVIEW

Net income for the three months ended March 31, 2014 was $12.0 million, representing a decrease of $1.4 million, or 10%, compared to the same period in 2013. Diluted earnings per Class A Common Share decreased to $0.58 for the quarter ended March 31, 2014 compared to $0.64 for the same period in 2013.

Within the Company’s Traditional Banking segment, net income for the first quarter of 2014 decreased $781,000 from the same period in 2013 primarily due to compression within its net interest income.

The Company’s Mortgage Banking segment reflected a net loss of $393,000 for the first quarter of 2014 compared to net income of $1.6 million from the same period in 2013 primarily due to lower demand for mortgage products after a sharp rise in long-term interest rates, which began in May 2013.

RPG’s first quarter 2014 net income increased $1.4 million, or 28%, over the same period in 2013.  The higher profitability was primarily driven by the TRS division, which experienced a 77% increase in the dollar volume of tax refunds processed. This increase was driven by a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic, a direct result of new contracts between the Company and third party tax preparation companies.

The TRS division of the RPG segment derives substantially all of its revenue during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

Other general highlights by segment for the quarter ended March 31, 2014 consisted of the following:

Traditional Banking segment

•                  Net income decreased $781,000, or 12%, for the first quarter of 2014 compared to the same period in 2013.

•                  Provision for loan losses was a net credit of $240,000 for the quarter ended March 31, 2014 compared to a net credit of $26,000 for the same period in 2013.

•                  Net interest income decreased $1.8 million, or 6%, for the first quarter of 2014 to $27.1 million. The Traditional Banking segment net interest margin decreased 31 basis points for the quarter ended March 31, 2014 to 3.29%.

•                  Total non-interest income decreased $902,000, or 13%, for the first quarter of 2014 compared to the same period in 2013 primarily due to a positive $1.3 million adjustment to the bargain purchase gain line item related to the Bank’s September 2012 First Commercial Bank (“FCB”) transaction.

•                  Total non-interest expense decreased $575,000, or 2%, during the first quarter of 2014 compared to the first quarter of 2013.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.93% at March 31, 2014, compared to 0.81% at December 31, 2013 and 0.80% at March 31, 2013.

•                  RB&T’s Warehouse Lending portfolio had $136 million in loans outstanding at March 31, 2014 compared to $150 million at December 31, 2013 and $173 million at March 31, 2013.

•                  Gross Traditional Bank loans decreased by $14 million, or 1%, from December 31, 2013 to March 31, 2014.

•                  Traditional Bank deposits grew by $45 million, or 2%, from December 31, 2013 to March 31, 2014.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income decreased $2.8 million, or 85%, during the first quarter of 2014 compared to the same period in 2013.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $16 million during the first quarter of 2014 compared to $78 million during the same period in 2013.  The first quarter of 2013 volume significantly benefited from favorable long-term interest rates. Increases in long-term interest rates, which began during May 2013, continue to negatively impact demand for mortgage refinances in particular, with this impact expected to continue through 2014.

Republic Processing Group segment

•                  Net income increased $1.4 million, or 28%, for the first quarter of 2014 compared to the same period in 2013.

•                  The total dollar volume of tax refunds processed during the first quarter 2014 tax season increased $2.9 billion, or 77%, from the first quarter 2013 tax season due primarily to a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic, a direct result of new contracts between the Company and third party tax preparation companies.

•                  Net RT revenue increased $2.4 million, or 20%, during the first quarter of 2014 compared to the first quarter of 2013.

•                  While RB&T permanently discontinued the offering of its Refund Anticipation Loan (“RAL”) product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. RPG recorded a credit to the provision for loan losses of $463,000 for the first quarter of 2014, compared to a $599,000 credit for the same period in 2013.

•                  Non-interest income was $15.1 million for the first quarter of 2014 compared to $12.5 million for the same period in 2013.

•                  Non-interest expenses were $5.1 million for the first quarter of 2014 compared to $5.3 million for the same period in 2013.

•                  RB&T resolved its contract dispute with Liberty Tax Service (“Liberty”) during January 2014.  With the matter resolved, RB&T entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015. Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenue for the two-year term of the contract by an average of approximately 16% over its 2013 net annual revenue level. Additional overhead expenses with the new contract are expected to be minimal.

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

Total Company net interest income decreased $1.8 million, or 6%, for the first quarter of 2014 compared to the same period in 2013. The total Company net interest margin decreased from 3.55% during the first quarter of 2013 to 3.24% for the first quarter of 2014.  The primary driver of the decrease in total Company net interest income and net interest margin was a continuing general decline in the Company’s earning asset yields without a similar decline in funding costs.  Further contributing to the contraction in the Company’s net interest income and net interest margin was a general lack of growth in the Company’s average interest earning-assets over the past 12 months, which increased only 3% over this time period.  The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $1.8 million, or 6%, for the quarter ended March 31, 2014 compared to the same period in 2013. The Traditional Banking net interest margin decreased 31 basis points from the same period in 2013 to 3.29%. The decrease in the Traditional Bank’s net interest income and net interest margin during 2014 was primarily attributable to the following factors:

•                  Excluding the mortgage warehouse loan portfolio (discussed below), the Traditional Banking segment continued to experience downward repricing in its loans and investment portfolios during the first quarter of 2014 resulting from ongoing paydowns and early payoffs. As a result, the yield in both the loan and investment portfolios declined from the first quarter 2013 to the same period in 2014.

Traditional Bank loans, excluding mortgage warehouse loans, experienced yield compression of 23 basis points from the first quarter of 2013 compared to the same period in 2014.  Average loans outstanding, excluding mortgage warehouse loans, were $2.42 billion with a weighted average yield of 4.98% during the first quarter of 2013 compared to $2.43 billion with a weighted average yield of 4.75% during the same period 2014.

•                  Traditional Bank taxable investment securities experienced yield compression of 16 basis points for the first quarter of 2013 compared to the same period in 2014. Average taxable investment securities outstanding were $508 million with a weighted average yield of 1.86% during the first quarter of 2013 compared to $500 million with a weighted average yield of 1.70% during the same period in 2014.

•                  Average outstanding balances for the mortgage warehouse loan portfolio decreased $31 million from the first quarter of 2013 to the same period in 2014 primarily due to a higher interest rate environment during the first quarter of 2014, which contributed to a decreased demand for the product.  More specifically, long-term residential mortgage rates increased approximately 100 basis points in May 2013.  The rapid rise in rates greatly diminished refinance demand for consumer mortgage products through the Bank’s mortgage company clients, thereby decreasing the mortgage company clients’ usage of their mortgage warehouse lines of credit.  Average mortgage warehouse loans outstanding were $117 million during the first quarter of 2014 with a weighted-average yield of 4.20%, compared to average loans outstanding of $148 million with a weighted-average yield of 4.53% for the same period in 2013.  As a result, interest income on mortgage warehouse lines of credit decreased $451,000 during the first quarter of 2014 compared to the same period in 2013.

•                  Partially offsetting the decreases above, net interest income continued to benefit from discount accretion on loans acquired from the Company’s 2012 FDIC-assisted acquisitions.  Altogether, this discount accretion totaled $2.1 million for the first quarter of 2014 compared to $1.5 million for the first quarter of 2013, adding 25 and 18 basis points, respectively, to the net interest margin for these periods. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $1.1 million for the remainder of 2014. Similar to the first quarter 2014, the accretion estimate for the remainder of 2014 could be positively impacted by positive workout arrangements in which RB&T receives loan payoffs for amounts greater than the loans’ respective carrying values.

The downward repricing of interest-earning assets is expected to continue to cause compression in Republic’s net interest income and net interest margin in the near future. Because the Federal Funds Target Rate (“FFTR”), the index which many of the Bank’s short-term deposit rates track, has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Market Committee of the Federal Reserve Bank (“FRB”) are possible, exacerbating the compression to the Bank’s net interest income and net interest-bearing margin caused by its repricing loans and investments.

In addition to the margin compression challenges noted above, the Bank has employed certain strategies over the past 12 to 15 months to improve its net interest income.  These strategies have expectedly had a negative impact on the Bank’s interest rate risk position in a rising rate environment.  Management’s future strategies to improve its net interest income will likely continue to be impacted by the Bank’s overall interest rate risk position at that time.

The Bank is unable to precisely determine its net interest income and net interest margin in the future because several factors remain unknown, including, but not limited to, the future demand for the Bank’s financial products and its overall future liquidity needs, among many other factors.

See additional detail regarding the Bank’s interest rate risk position and interest rate risk mitigation strategies under the section titled “Asset/Liability Management and Market Risk” in this section of the filing.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$499,698	$2,123	1.70%	$509,006	$2,359	1.85%
Federal funds sold and other interest-earning deposits	306,535	212	0.28%	186,237	128	0.27%
Bank loans and fees(2)(3)	2,564,188	30,162	4.71%	2,582,932	31,914	4.94%

Total interest-earning assets	3,370,421	32,497	3.86%	3,278,175	34,401	4.20%

Allowance for loan losses	(22,947)			(23,851)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	116,612			109,903
Premises and equipment, net	33,032			33,507
Other assets(1)	73,943			51,947
Total assets	$3,571,061			$3,449,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$725,719	$118	0.07%	$652,151	$112	0.07%
Money market accounts	486,141	192	0.16%	528,964	168	0.13%
Time deposits	177,557	272	0.61%	204,191	392	0.77%
Brokered money market and brokered CD’s	115,403	396	1.37%	126,600	383	1.21%

Total interest-bearing deposits	1,504,820	978	0.26%	1,511,906	1,055	0.28%

Securities sold under agreements to repurchase and other short-term borrowings	223,079	22	0.04%	202,924	29	0.06%
Federal Home Loan Bank advances	595,061	3,564	2.40%	552,080	3,558	2.58%
Subordinated note	41,240	629	6.10%	41,240	629	6.10%

Total interest-bearing liabilities	2,364,200	5,193	0.88%	2,308,150	5,271	0.91%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	639,785			570,619
Other liabilities	15,167			27,406
Stockholders’ equity	551,909			543,506
Total liabilities and stockholders’ equity	$3,571,061			$3,449,681

Net interest income		$27,304			$29,130

Net interest spread			2.98%			3.29%

Net interest margin			3.24%			3.55%

(1)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $3.1 million and $2.6 million for the three months ended March 31, 2014 and 2013.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended March 31, 2014 and 2013

		Three Months Ended March 31, 2014
		Compared to
		Three Months Ended March 31, 2013
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(236)	$(42)	$(194)
Federal funds sold and other interest-earning deposits	84	83	1
Bank loans and fees	(1,752)	(231)	(1,521)

Net change in interest income	(1,904)	(190)	(1,714)

Interest expense:

Transaction accounts	6	11	(5)
Money market accounts	24	(15)	39
Time deposits	(120)	(46)	(74)
Brokered money market and brokered CDs	13	(36)	49
Securities sold under agreements to repurchase and other short-term borrowings	(7)	3	(10)
Federal Home Loan Bank advances	6	267	(261)
Subordinated note	—	—	—

Net change in interest expense	(78)	184	(262)

Net change in net interest income	$(1,826)	$(374)	$(1,452)

Provision for Loan Losses

The Company recorded a net credit to the provision for loan losses of $703,000 for the first quarter 2014, compared to a net credit of $625,000 for the same period in 2013.  The significant components comprising the Company’s provision for loan losses by business segment were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first quarter of 2014 was a net credit of $240,000, a $214,000 improvement from the $26,000 net credit recorded during the first quarter of 2013.  The improvement in the provision for loan losses from the first quarter of 2013 to 2014 was primarily due to the following:

•                  The Bank posted a net credit of $285,000 to the Traditional Bank’s provision during the first quarter of 2014 primarily attributable to the generally positive dispositions of several purchased credit-impaired loans from its 2012 FDIC-assisted acquisitions, which led to a recovery of previously required loan loss reserves for these loans.

•                  The Bank posted a net increase of $416,000 to the provision for loan losses associated with small dollar non-performing loan portfolios evaluated as a pool during the first quarter of 2014 compared to a net increase of $20,000 for the same period in 2013.  The increase during 2014 was driven by the Bank’s modest rise in small dollar non-accrual loan balances in combination with an updated loss migration analysis for these loan pools.

•                  The Bank posted a net credit of $375,000 in allocations associated with “Pass” rated loans during the first quarter of 2014 compared to a net credit of $294,000 for the same period in 2013.  The declines during 2014 and 2013 were generally associated with decreases in CRE loan balances during the first quarter of 2014 and mortgage warehouse loans outstanding during the first quarter of 2013.

•                  The Bank posted a net increase of $89,000 in provision for loan losses associated with loans rated “Substandard” for the first quarter of 2014 compared to a net increase of $337,000 for the same period in 2013.  During the first quarter of 2014 and 2013, the Bank had no significant impairment charges for individually evaluated “Substandard” relationships.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.87% at March 31, 2014 compared to 0.89% at December 31, 2013.  The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2014.

See the sections titled “Allowance for Loan Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the provision for loan losses and the Bank’s credit quality.

Republic Processing Group segment

As previously reported, the Company ceased offering the RAL product effective April 30, 2012.  During the first quarter 2014 and 2013, the Company recorded recoveries of $463,000 and $599,000 to provision expense for the collection of prior period RAL charge-offs.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan Loss Experience for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013
Allowance at beginning of period	$23,026	$23,729
Charge offs:

Residential real estate:
Owner occupied	(217)	(200)
Non owner occupied	(15)	(43)
Commercial real estate	(372)	(14)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(17)	—
Commercial & industrial	—	—
Warehouse lines of credit	—	—
Home equity	(66)	(43)
Consumer:
Credit cards	(5)	(10)
Overdrafts	(151)	(175)
Other consumer	(69)	(69)
Total charge offs	(912)	(554)

Recoveries:

Residential real estate:
Owner occupied	34	98
Non owner occupied	6	8
Commercial real estate	142	18
Commercial real estate - purchased whole loans	—	—
Construction & land development	1	36
Commercial & industrial	48	5
Warehouse lines of credit	—	—
Home equity	41	39
Consumer:
Credit cards	10	5
Overdrafts	117	130
Other consumer	94	75
Refund Anticipation Loans	463	599
Total recoveries	956	1,013

Net loan charge offs	44	459

Provision for loan losses - Traditional Banking	(240)	(26)
Provision for loan losses - Refund Anticipation Loans	(463)	(599)
Total provision for loan losses	(703)	(625)

Allowance at end of period	$22,367	$23,563
Credit Quality Ratios:
Allowance to total loans	0.87%	0.91%
Allowance to non-performing loans	93%	113%
Annualized net loan charge offs (recoveries) to average loans	-0.01%	-0.07%
Annualized net loan charge offs (recoveries) to average loans - Traditional Banking	0.07%	0.02%

Non-interest Income (Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013)

Non-interest income decreased $1.1 million, or 5%, for the first quarter of 2014 compared to the same period in 2013. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $902,000, or 13%, for the first quarter of 2014 compared to the same period in 2013.

As permitted by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Bank extended the measurement period related to its September 7, 2012 FDIC-assisted FCB acquisition through March 31, 2013. The initial bargain purchase gain recorded in 2012 was recast upward by $1.3 million during the quarter ended March 31, 2013, as the fair value of certain assets acquired were adjusted upward to reflect new information existing as of the acquisition date.  Similar income was not recorded for the same period in 2014.

Service charges on deposit accounts increased from $3.2 million for the first quarter of 2013 to $3.3 million for the first quarter of 2014.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarter ended March 31, 2014 and 2013 were $1.8 million for both periods. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended March 31, 2014 and 2013 were $371,000 and $387,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $2.8 million, or 85%, during the first quarter of 2014 compared to the same period in 2013.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $16 million during the first quarter of 2014 compared to $78 million during the same period in 2013.  The first quarter of 2013 volume significantly benefited from favorable long-term interest rates. Increases in long-term interest rates, which began during May 2013, continue to negatively impact demand for mortgage refinances in particular, with this impact expected to continue through 2014.

Republic Processing Group segment

RPG non-interest income increased $2.6 million, or 20%, during the first quarter of 2014 compared to the same period in 2013 primarily due to the TRS division, which experienced a 77% increase in the dollar volume of tax refunds processed.  This increase was driven by a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic, a direct result of new contracts between the Company and third party tax preparation companies.

Approximately 42% of RPG’s total first quarter 2014 net RT revenue was derived from one tax service provider that has worked with RPG for several years.  This provider’s contract with RPG expires during the 2014 calendar year.  With the expiration of the contract nearing, RPG participated in a competitive bid process for this provider’s future RT business during the first quarter of 2014.  While RPG is optimistic it will retain this provider’s RT business for another multiple year period, a loss of this relationship would reduce RPG’s annual net RT revenue by approximately 42%.  If RPG is able to retain the relationship for another multiple year contract, management believes RPG’s future annual net RT revenue would likely decline approximately 18% as a result of the newly-proposed, less favorable revenue share arrangement with this particular provider, exclusive of any potential offsetting revenue resulting from an increase in volume from this or any other RPG tax providers.

Approximately 10% of RPG’s total first quarter 2014 net RT revenue was derived from one new two-year contract, in which the tax preparation provider also assumed the program manager role.  The TRS division of RPG has historically earned RT revenue based on its role as program manager for bank products in the tax refund process.  Program managers for bank products in the tax refund processing business generally 1) supply marketing materials for bank products, 2) supply blank RT check stock for the tax offices, 3) supply tier-1 customer service to the taxpayers, which includes answering taxpayer phone calls related to the status of their RTs and the verification to third parties regarding the validity of the RT checks issued to the taxpayers by the Bank, and 4) provide overall management of the movement of refunds when received from the government, which includes exception processing and the reconciliation of all funds received and disbursed, among other duties.

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

As previously disclosed, the RPG segment faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RALs were historically at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Stipulation Agreement and a Consent Order (collectively, the “Agreement”), RB&T discontinued RALs effective April 30, 2012. Without the ability to originate RALs, RB&T continues to face increased competition in the RT marketplace. In addition to the possible loss of volume resulting from additional competitors, RB&T has incurred substantial pressure on its profit margin for RT products via revenue sharing arrangements with its various partners.

Furthermore, RB&T’s resolution of its differences with the FDIC through the Agreement also negatively impacts RB&T’s ability to originate RT products. As previously disclosed, the Agreement contains a provision for an ERO Plan to be administered by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that may not currently be required by regulators for RB&T’s competitors in the tax business. These additional requirements have made and will likely continue to make attracting new relationships, retaining existing relationships, and maintaining profit margin for RTs more difficult for RB&T. At this time, Management cannot reasonably forecast the overall effects on RT revenue if these competitive disadvantages remain in place.

Non-interest Expenses

Total Company non-interest expenses decreased $358,000, or 1%, during the first quarter of 2014 compared to the same period in 2013. The most significant components comprising the decrease in non-interest expense by business segment were as follows:

Traditional Banking segment

For the first quarter of 2014 compared to the same period in 2013, Traditional Banking non-interest expenses decreased $575,000, or 2%.

Salaries and benefits decreased $1.2 million for the first quarter of 2014. Contributing to the Bank’s decrease in salaries and benefits was a decrease in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which declined from 742 at March 31, 2013 to 682 at March 31, 2014. The decrease in the Bank’s FTEs was primarily the result of a modest reduction in force (“RIF”) during the fourth quarter of 2013.

Marketing expenses decreased $316,000 as the Bank significantly curtailed its $0 closing cost promotion in September 2013. The promotion began in January 2013.

Offsetting the decreases noted above, occupancy expense increased $493,000 during the first quarter of 2014 due to significantly higher snow removal and utilities costs, acceleration of depreciable lives on select assets being disposed, and additional data security costs.  In addition, rent expense increased $84,000 due to a new Nashville banking center in the third quarter of 2013 and additional space requirements for certain back office support areas.

Republic Processing Group segment

For the first quarter of 2014 compared to the same period in 2013, RPG non-interest expenses decreased $130,000, or 2%.

Salaries and employee benefits decreased $595,000, or 31%, primarily due to a decline of 14 FTEs and lower contract labor staffing costs.

Occupancy expenses decreased $272,000, or 30%, for the first quarter of 2014 compared to the first quarter of 2013 primarily due to a reduction in leased square footage.

Bank Franchise expense related to the RPG segment increased $648,000 during the first quarter of 2014 compared to the same period in 2013, as additional tax was apportioned to the RPG segment due to its overall greater pro-rata share of Company gross receipts. Bank franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise tax is paid to the Commonwealth of Kentucky.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER 31, 2013

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $343 million in cash and cash equivalents at March 31, 2014 compared to $171 million at December 31, 2013.  The Company’s restricted cash includes $2 million in a money market account as collateral to secure settlement obligations related to the RPG segment’s prepaid card program as of March 31, 2014 and December 31, 2013.  The Company’s cash position increased since December 31, 2013, in general due to an increase in deposit and repurchase agreement balances, in combination with a minimal decline in loan and investment balances.  The decision to not reinvest a significant portion of the increased cash was influenced by the Bank’s then-current interest rate risk position, in particular, as it relates to RB&T’s then-current EVE.

For cash held at the FRB, the Bank earns a yield of 0.25% on amounts in excess of required reserves. For all other cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest. Due to ongoing contraction within the Bank’s net interest margin, management’s general near-term strategy is to keep minimal amounts of cash on its balance sheet; however, this strategy continues to be impacted by the Bank’s ongoing interest rate risk management practices and strategies.

Securities Available for Sale

Securities available for sale primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaining eligible securities that are not pledged to secure client repurchase agreements may be pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowing line or as collateral for interest rate swap agreements. Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

While the Company’s general near-term strategy is to maintain minimal cash on its balance sheet by redeploying its net monthly cash flow into new loans or investments, during the first quarter of 2014 the Bank purchased a limited amount of investment securities and experienced a decrease in the carrying value of its investment portfolio of approximately $18 million due to strategies implemented to improve RB&T’s current interest rate risk position as it relates to its EVE.  The Bank’s levels and types of investment security purchases during the remainder of 2014 will likely be impacted by RB&T’s interest rate risk position at the time of the potential purchase.

Loan Portfolio

Gross loans decreased by $15 million, or less than 1%, during the first quarter of 2014 to $2.6 billion at March 31, 2014.

Table 4 — Loan Composition

The composition of the loan portfolio follows:

(in thousands)	March 31, 2014	December 31, 2013

Residential real estate:
Owner occupied	$1,115,335	$1,097,795
Non owner occupied	101,489	110,809
Commercial real estate	765,819	773,173
Commercial real estate - purchased whole loans	34,358	34,186
Construction & land development	41,386	44,351
Commercial & industrial	127,776	127,763
Warehouse lines of credit	136,262	149,576
Home equity	228,757	226,782
Consumer:
Credit cards	8,869	9,030
Overdrafts	916	944
Other consumer	13,367	15,383

Total loans	2,574,334	2,589,792
Less: Allowance for loan losses	22,367	23,026

Total loans, net	$2,551,967	$2,566,766

Following are the more significant factors contributing to fluctuations in the Bank’s loan portfolio:

Purchased Credit Impaired Loans Associated with the Bank’s 2012 FDIC-Assisted Acquisitions

During 2012, the Bank acquired PCI loans in two FDIC-assisted acquisitions with a total contractual balance of $173 million and fair value of $119 million. The Bank has mainly focused its resources toward liquidating PCI loans. The contractual amount of PCI loans has decreased from $107 million at March 31, 2013 to $58 million at December 31, 2013 to $50 million as of March 31, 2014. The carrying value of these loans decreased from $73 million at March 31, 2013 to $41 million at December 31, 2013 to $34 million at March 31, 2014.

Mortgage Warehouse Lines of Credit

Mortgage warehouse lines of credit provide short-term, revolving credit facilities to mortgage bankers across the nation.  These credit facilities are secured by single family, first lien residential real estate loans.  The credit facility enables mortgage banking customers to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by RB&T. The individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and are collected when the loan is sold to the secondary market investor. RB&T receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer.

As of March 31, 2014 RB&T had $136 million of outstanding mortgage warehouse loans from total committed credit lines of $336 million.  As of December 31, 2013, RB&T had $150 million of outstanding loans from total committed credit lines of $358 million.  The $13 million decrease in the outstanding balances of mortgage warehouse loans was due primarily to seasonality of the program, as mortgage production among RB&T’s clients tends to slow down during the first quarter of the year as compared to the end of the year.

RB&T’s mortgage warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among the RB&T’s mortgage banking clients.  For the quarter ended March 31, 2014 RB&T’s mortgage warehouse volume consisted of 68% purchase transactions in which the mortgage company’s borrower was purchasing a new residence, and 32% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates; while refinance volume is primarily driven by long-term residential mortgage interest rates.

RB&T’s mortgage warehouse lending business did benefit during the first five months of 2013 from low or declining long-term residential mortgage rates which incentivized a high volume of borrowers to refinance their mortgages.  Long-term interest rates, however, began rising rapidly in May 2013 resulting in a declining trend in mortgage volume for most of the second half of 2013.  While not at the level of the first half of 2013, mortgage warehouse balances began trending higher during the second half of the first quarter of 2014, and for the month of March 2014, the average monthly balance reached its highest level in seven months.

Asset Quality

The composition of loans classified within the Allowance follows:

Table 5 — Classified and Special Mention Loans

(in thousands)	March 31, 2014	December 31, 2013

Loss	$—	$—
Doubtful	—	—
Substandard	42,115	44,083
Purchased Credit Impaired - Substandard	264	222
Total Classified Loans	42,379	44,305

Special Mention	41,951	40,167
Purchased Credit Impaired - Group 1	33,869	40,731
Total Special Mention Loans	75,820	80,898

Total Classified and Special Mention Loans	$118,199	$125,203

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once acquisition day (“day-one”) fair values are final.

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

PCI loans may be contractually past due 90-days-or-more and continue to accrue interest if future cash flows can be reasonably projected to allow continuation of discount accretion.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional provision for loan losses if its restructured cash flows are less than management’s initial day-one expectations. Special Mention and Substandard loans include $1 million and $4 million at March 31, 2014 and $1 million and $6 million at December 31, 2013, respectively, which were removed from the PCI population due to a troubled debt restructuring of the loan. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

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

A Bank-originated loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A PCI loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Loans that meet the following classifications are considered impaired:

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

Generally Accepted Account Principles (“GAAP”) recognizes three methods to measure specific loan impairment, including:

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

The Bank’s Allowance decreased $659,000, or 3%, during the first quarter of 2014 to $22.4 million at March 31, 2014. As a percent of total loans, the traditional banking Allowance decreased to 0.87% at March 31, 2014 compared to 0.89% at December 31, 2013.

Notable fluctuations in the Allowance were as follows:

•                  The Bank decreased its PCI rated loan Allowance by a net $152,000 during 2014 consistent with the $7 million decrease in this portfolio.

•                  The Bank decreased its Allowance for loans individually evaluated for impairment by a net $311,000 during 2014 consistent with the decrease in this portfolio.

•                  The Bank decreased its Allowance for loans collectively evaluated for impairment by a net $196,000 during 2014 consistent with the $7 million decrease in this portfolio.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes impaired loans totaling approximately $24 million at March 31, 2014, with approximately $16 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $21 million at December 31, 2013, with approximately $13 million of these loans also reported as TDRs.

Non-performing loans to total loans increased to 0.93% at March 31, 2014, from 0.81% at December 31, 2013, as the total balance of non-performing loans increased by $3 million during the three months ended March 31, 2014, with one loan accounting for approximately 51% of the overall increase.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 6 — Non-performing Loans and Non-performing Assets Summary

dollars in thousands)	March 31, 2014	December 31, 2013

Loans on non-accrual status (1)	$21,792	$19,104
Loans past due 90 days or more and still on accrual (2)	2,247	1,974

Total non-performing loans	24,039	21,078
Other real estate owned	16,914	17,102
Total non-performing assets	$40,953	$38,180

Credit Quality Ratios - Total Company:
Non-performing loans to total loans	0.93%	0.81%
Non-performing assets to total loans (including OREO)	1.58%	1.46%
Non-performing assets to total assets	1.17%	1.13%

(1)         Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $12 million, or 49%, of the Bank’s total non-performing loans at March 31, 2014 was concentrated in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” The Bank’s non-performing residential real estate concentration was $10 million, or 50%, as of December 31, 2013.

Approximately $9 million, or 38%, of the Bank’s total non-performing loans was concentrated in the CRE and construction and land development portfolios as of March 31, 2014, an increase in this concentration of $1 million from $8 million, or 37%, at December 31, 2013. One $1.5 million construction and land development loan accounted for 82% of the increase in total non-performing construction and land development loans during the first quarter of 2014. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of the Bank’s non-performing loans follows:

Table 7 — Non-performing Loan Composition

(in thousands)	March 31, 2014	December 31, 2013

Residential real estate:
Owner occupied	$10,419	$9,211
Non owner occupied	1,316	1,279
Commercial real estate	7,116	7,643
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,990	167
Commercial & industrial	1,397	1,558
Warehouse lines of credit	—	—
Home equity	1,710	1,128
Consumer:
Credit cards	—	—
Overdrafts	—	—
Other consumer	91	92

Total non-performing loans	$24,039	$21,078

Table 8 — Non-performing Loans to Total Loans by Loan Type

(in thousands)	March 31, 2014	December 31, 2013

Residential real estate:
Owner occupied	0.93%	0.84%
Non owner occupied	1.30%	1.15%
Commercial real estate	0.93%	0.99%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.81%	0.38%
Commercial & industrial	1.09%	1.22%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.75%	0.50%
Consumer:
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.68%	0.60%

Total non-performing loans to total loans	0.93%	0.81%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specific value range follows:

Table 9 — Stratification of Non-performing Loans

	Number of Loans and Unpaid Principal Balance
March 31, 2014 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	102	$4,877	28	$4,802	1	$740	131	$10,419
Non-owner occupied	9	349	—	—	1	967	10	1,316
Commercial real estate	3	136	12	3,352	3	3,628	18	7,116
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev.	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	1	143	1	1,254	2	1,397
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	29	577	5	1,133	—	—	34	1,710
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	17	91	—	—	—	—	17	91

Total	160	$6,030	47	$9,920	7	$8,089	214	$24,039

	Number of Loans and Unpaid Principal Balance
December 31, 2013 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	87	$4,127	23	$3,838	2	$1,246	112	$9,211
Non-owner occupied	8	312	—	—	1	967	9	1,279
Commercial real estate	3	139	12	3,410	3	4,094	18	7,643
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev.	2	167	—	—	—	—	2	167
Commercial & industrial	—	—	2	327	1	1,231	3	1,558
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	24	529	3	599	—	—	27	1,128
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	16	92	—	—	—	—	16	92

Total	140	$5,366	40	$8,174	7	$7,538	187	$21,078

Approximately $3 million in non-performing loans at December 31, 2013, were removed from the non-performing loan classification during the first quarter 2014. Approximately $18,000, or 1%, of these loans were removed from the non-performing category because they were charged-off. Approximately $2 million, or 71%, in loan balances were transferred to OREO with $611,000, or 18%, refinanced at other financial institutions. The remaining $320,000, or 10%, was returned to accrual status for performance reasons, such as six consecutive months of performance. Of the $2 million transferred to OREO, one relationship accounted for 80% of the total amount transferred to OREO.

The following tables detail the activity of the Bank’s non-performing loans:

Table 10 — Rollforward of Non-performing Loan Activity

(in thousands)	2014	2013

Non-performing loans at January 1,	$21,078	$21,679
Loans added to non-performing status	6,549	5,917
Loans removed from non-performing status (see table below)	(3,319)	(6,450)
Principal paydowns	(269)	(233)

Non-performing loans at March 31,	$24,039	$20,913

Table 11 — Detail of Loans Removed from Non-Performing Status

(in thousands)	2014	2013

Loans charged-off	$(18)	$(62)
Loans transferred to OREO	(2,370)	(881)
Loans refinanced at other institutions	(611)	(2,136)
Loans returned to accrual status	(320)	(3,371)

Total non-performing loans removed from non-performing status	$(3,319)	$(6,450)

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of March 31, 2014, are adequate to absorb probable losses on all non-performing loans.

Delinquent Loans

Delinquent loans to total loans decreased to 0.56% at March 31, 2014, from 0.63% at December 31, 2013, as the total balance of delinquent loans decreased by $2 million. With the exception of PCI loans, all traditional bank loans past due 90-days-or-more as of March 31, 2014 and December 31, 2013 were on non-accrual status.

The composition of the Bank’s past due loans follows:

Table 12 — Delinquent Loan Composition

(in thousands)	March 31, 2014	December 31, 2013

Residential real estate:
Owner occupied	$6,402	$6,357
Non owner occupied	199	1,293
Commercial real estate	2,707	5,198
Commercial real estate - purchased whole loans	—	—
Construction & land development	2,058	499
Commercial & industrial	2,029	1,415
Warehouse lines of credit	—	—
Home equity	804	1,110
Consumer:
Credit cards	73	98
Overdrafts	108	159
Other consumer	63	94

Total delinquent loans	$14,443	$16,223

Table 13 — Delinquent Loans to Total Loans by Loan Type (1)

(in thousands)	March 31, 2014	December 31, 2013

Residential real estate:
Owner occupied	0.57%	0.58%
Non owner occupied	0.20%	1.17%
Commercial real estate	0.35%	0.67%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.97%	1.13%
Commercial & industrial	1.59%	1.11%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.35%	0.49%
Consumer:
Credit cards	0.82%	1.09%
Overdrafts	11.79%	16.84%
Other consumer	0.47%	0.61%

Total delinquent loans to total loans	0.56%	0.63%

(1) — Represents total loans past due 30-days-or-more divided by total loans.

As detailed in the preceding tables, past due loans within the residential real estate, C&I and home equity categories decreased $741,000, from December 31, 2013 to March 31, 2014. CRE delinquencies decreased $3 million for the same period, with one relationship transferring to OREO during the first quarter of 2014 and accounting for 76% of the decrease. Construction and land development loans increased $2 million, with one loan accounting for substantially all of the increase.

Approximately $7 million in delinquent loans at December 31, 2013, were removed from delinquent status as of March 31, 2014.  Approximately $33,000 of these loans were removed from the delinquent category because they were charged-off.  Approximately $3 million, or 36%, in loan balances were transferred to OREO with $1 million, or 15%, refinanced at other financial institutions.  The remaining $4 million, or 49%, in delinquent loans were paid current in 2014.

Table 14 — Rollforward of Delinquent Loan Activity

(in thousands)	2014	2013

Delinquent loans, January 1,	$16,223	$20,844
Loans that became delinquent	5,803	5,826
Net change in delinquent credit cards and demand deposit accounts	(77)	(41)
Delinquent loans removed from delinquent status (see table below)	(7,471)	(6,541)
Principal paydowns of loans delinquent in both periods	(35)	(275)

Delinquent loans, March 31,	$14,443	$19,813

Table 15 — Detail of Delinquent Loans Removed From Delinquent Status

(in thousands)	2014	2013

Loans charged-off	$(33)	$(62)
Loans transferred to OREO	(2,654)	(2,082)
Loans refinanced at other institutions	(1,110)	(2,410)
Loans paid current	(3,674)	(1,987)

Total delinquent loans removed from delinquent status	$(7,471)	$(6,541)

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

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $100 million at March 31, 2014 compared to $108 million at December 31, 2013, with $6 million, or 81%, of the $8 million decrease consisting of PCI loans liquidated during the first quarter of 2014.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of March 31, 2014, the Bank had $73 million in TDRs, of which $16 million were also on non-accrual status. As of December 31, 2013, the Bank had $74 million in TDRs, of which $13 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 16 — Impaired Loan Composition

(in thousands)	March 31, 2014	December 31, 2013

Troubled debt restructurings	$72,866	$73,972
Classifed impaired loans (which are not TDRs)	27,341	34,022

Total impaired loans	$100,207	$107,994

See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s OREO follows:

Table 17 — Other Real Estate Owned Composition

(in thousands)	March 31, 2014	December 31, 2013

Residential real estate	$2,542	$3,574
Commercial real estate	6,878	5,824
Construction & land development	7,494	7,704

Total other real estate owned	$16,914	$17,102

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 18 — Stratification of Other Real Estate Owned

	Number of Properties and Carrying Value Range
March 31, 2014 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	6	$272	4	$847	2	$1,423	12	$2,542
Commercial real estate	—	—	5	1,350	3	5,528	8	6,878
Construction & land development	4	247	13	2,703	4	4,544	21	7,494

Total	10	$519	22	$4,900	9	$11,495	41	$16,914

	Number of Properties and Carrying Value Range
December 31, 2013 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	17	$828	6	$1,256	2	$1,490	25	$3,574
Commercial real estate	—	—	5	1,344	2	4,480	7	5,824
Construction & land development	6	164	12	2,689	4	4,851	22	7,704

Total	23	$992	23	$5,289	8	$10,821	54	$17,102

Table 19 — Rollforward of Other Real Estate Owned Activity

(in thousands)	2014	2013

Balance, January 1,	$17,102	$26,203
Transfer from loans to OREO	3,070	897
Proceeds from sale*	(2,776)	(8,322)
Net gain on sale	402	277
Writedowns	(884)	(366)

Balance, March 31,	$16,914	$18,689

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

Approximately 53%, or $4 million, of the CRE balance related to two properties added during 2013 located in the Bank’s Minnesota market. Approximately 44%, or $3 million, of the construction and land development balance related to one land development property added during 2012 located in the Bank’s greater Louisville, Kentucky market.

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non-interest income to help the Bank cover employee benefits expense.  The Company carried $30 million and $25 million of BOLI on its consolidated balance sheet at March 31, 2014 and December 31, 2013.  The Company purchased an additional $20 million of BOLI in April 2014, bringing its total investment in BOLI to $50 million subsequent to March 31, 2014.

Deposits

Total Company deposits increased $93 million, or 5%, from December 31, 2013 to $2.1 billion at March 31, 2014. Total Company interest-bearing deposits increased $14 million, or 1% and total Company non-interest bearing deposits increased $79 million, or 16%. Approximately $48 million of this increase was related to short-term float associated with client tax refund proceeds from the TRS division of RPG.

Table 20 — Deposit Composition

Ending deposit balances at March 31, 2014 and December 31, 2013 were as follows:

(in thousands)	March 31, 2014	December 31, 2013

Demand	$663,203	$651,134
Money market accounts	485,218	479,569
Brokered money market accounts	33,537	35,533
Savings	85,854	78,020
Individual retirement accounts*	27,891	28,767
Time deposits, $100,000 and over*	74,609	67,255
Other certificates of deposit*	71,470	75,516
Brokered certificates of deposit*(1)	74,268	86,421

Total interest-bearing deposits	1,516,050	1,502,215
Total non interest-bearing deposits	568,162	488,642

Total deposits	$2,084,212	$1,990,857

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $57 million, or 34%, during the first three months of 2014.  The increase was primarily related to funds received for two client relationships.  Management is uncertain at this time as to whether or not these additional funds will remain at the Bank on a long-term basis.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances decreased $23 million, or 4%, from December 31, 2013 to $582 million at March 31, 2014.  During the first quarter of 2014, $48 million of FHLB advances with a weighted average rate of 3.15% matured, while a $25 million new advance  was obtained as part of the Bank’s interest rate risk strategy at a weighted average rate of 1.85%.

Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. If a meaningful amount of the Bank’s 2014 loan originations have repricing terms longer than five years, management will likely elect to borrow additional funds during the year to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

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

Table 21 — Interest Rate Swaps

Information regarding the Bank’s interest rate swaps follows:

(dollars in thousands)	March 31, 2014	December 31, 2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.19%	0.21%
Weighted average maturity in years	7	7
Unrealized gain (loss)	$(69)	$170
Fair value of security pledged as collateral	$343	$—

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 130% at March 31, 2014 and 139% at December 31, 2013. At March 31, 2014 and December 31, 2013, the Bank had cash and cash equivalents on-hand of $343 million and $171 million. In addition, the Bank had available collateral to borrow an additional $316 million and $282 million from the FHLB at March 31, 2014 and December 31, 2013. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $166 million available through various other financial institutions as of March, 31 2014 and December 31, 2013.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2014 and December 31, 2013, these pledged investment securities had a fair value of $271 million and $225 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2014, the Bank had approximately $431 million from 66 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 20 largest non-sweep deposit relationships represented approximately $293 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $543 million at December 31, 2013 to $551 million at March 31, 2014. The increase in stockholders’ equity was primarily attributable to net income earned during 2014 reduced by cash dividends declared. Stockholders’ equity also decreased to a lesser extent from stock options and common stock repurchases during the period ended March 31, 2014.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

New Capital Rules — Beginning January 1, 2015 the Company and the Bank will be subject to the new capital regulations of Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5%  common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio. Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will comfortably exceed the new minimum capital ratio requirements for “well-capitalized” including the 2.5% capital conservation buffer under Basel III when effective and fully implemented.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2014, RB&T could, without prior approval, declare dividends of approximately $23 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 15.46% at March 31, 2014 compared to 16.15% at December 31, 2013. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2014 and December 31, 2013:

Table 22 — Capital Ratios

	As of March 31, 2014		As of December 31, 2013
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$600,055	26.86%	$592,531	26.71%
Republic Bank & Trust Co.	446,770	20.82	439,143	20.61
Republic Bank	16,108	18.49	15,860	18.69

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$577,688	25.85%	$569,505	25.67%
Republic Bank & Trust Co.	426,634	19.88	418,348	19.63
Republic Bank	15,005	17.23	14,785	17.42

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$577,688	16.22%	$569,505	16.81%
Republic Bank & Trust Co.	426,634	12.34	418,348	12.73
Republic Bank	15,005	13.85	14,785	14.41

Asset/Liability Management and Market Risk

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. The Bank, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be the Bank’s most significant market risk.

The interest sensitivity profile of the Bank at any point in time will be impacted by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth and other factors.

The Bank utilizes an earnings simulation model as its primary tool to measure interest rate sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income were evaluated with the model. The model projects the effect of instantaneous movements in interest rates between 100 and 400 basis point increments equally across all points on the yield curve. These projections are computed based on many various assumptions, which are used to determine the range between 100 and 400 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

A model simulation for declining interest rates as of March 31, 2014 is not presented by the Bank because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.  Overall, the Bank’s interest rate risk position from rising rates has modestly improved since December 31, 2013 in all “Up” basis points scenarios presented.  Additionally, the Bank’s “Base” net interest income projection as of March 31, 2014 also meaningfully improved compared to the previous 12 months and the “Base” projection as of December 31, 2013.  The “Base” projection represents the Bank’s projected net interest income, excluding loan fees, for the next 12-month period.

The meaningful improvement in the Bank’s “Base” net interest income projection is primarily due to a change in strategy as to how the Bank will manage maturing FHLB advances in the next 12 months.  Prior to the first quarter of 2014, the Bank’s assumption, as it related to maturing FHLB advances, was that the advances would be refinanced into new long-term FHLB advances.  As part of that assumption, any FHLB advances projected to be refinanced in the future after the assumed increase in interest rates for the various rate shock scenarios would be refinanced at the higher, then-market interest rates.  Given the Bank’s current interest rate risk position and the large amount of liquidity currently on its balance sheet at March 31, 2014, management has revised its strategy related to maturing FHLB advances to pay them off at maturity with excess cash.  This change in strategy not only improved the Bank’s “Base” net interest income scenario, but also the various rate shock scenarios of instantaneous increases of 100, 200, 300 and 400 basis points.  The ultimate disposition of the Bank’s maturing FHLB advances in the future will be highly dependent upon the Bank’s then-current interest rate risk position and its overall liquidity position at that time.  Any significant changes in the Bank’s interest rate risk position or its overall liquidity position between now and the date of those maturities would likely impact the Bank’s ability to pay off maturing advances and also significantly impact the Bank’s projected net interest income in all scenarios presented in Table 23.

The following table illustrates the Bank’s projected net interest income sensitivity profile based on the asset/liability model as of March 31, 2014.  The Bank’s interest rate sensitivity model does not include loan fees within interest income.  During the 12 months from April 1, 2013 through March 31, 2014, loan fees included in interest income were $11.4 million.

Table 23 — Traditional Banking Interest Rate Sensitivity for 2014

	Previous		Increase in Rates
	Twelve		100	200	300	400
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$497	$17	$230	$438	$644	$669
Investment securities	9,074	8,987	10,960	12,890	14,721	16,454
Loans, excluding loan fees	111,720	112,935	120,236	128,535	137,247	146,032
Total interest income, excluding loan fees	121,291	121,939	131,426	141,863	152,612	163,155

Projected interest expense:
Deposits	4,049	3,971	9,480	17,610	26,107	35,477
Securities sold under agreements to repurchase	29	31	863	2,113	3,781	5,451
Federal Home Loan Bank advances and other long-term borrowings	17,235	14,178	15,207	16,241	17,285	17,920
Total interest expense	21,313	18,180	25,550	35,964	47,173	58,848

Net interest income, excluding loan fees	$99,978	$103,759	$105,876	$105,899	$105,439	$104,307
Change from base			$2,117	$2,140	$1,680	$548
% Change from base			2.04%	2.06%	1.62%	0.53%

While the Bank’s primary interest rate risk management tool is its earnings simulation model, the boards of directors of RB&T and RB have established separate and distinct policy limits for acceptable changes in their respective EVE based on certain projected changes in market interest rates.

To combat the continued downward repricing in the Bank’s loan and investment portfolios during 2013, a primary strategy for the Bank during the year included the origination of loans with longer repricing durations than traditionally originated and retained within the Bank’s portfolio.  This strategy of extending the repricing duration of the Bank’s loans to mitigate the negative repricing trends within its interest-earning assets negatively affected RB&T’s ability to maintain its interest rate risk position within its board-approved policy limits for its EVE calculations.  The EVE represents the difference between the net present value of the Bank’s interest-earning assets and interest-bearing liabilities at a point in time.

While RB remained within its board-approved guidelines during 2013 and the first quarter of 2014, RB&T, which accounts for substantially all of the consolidated Bank’s assets and liabilities, exceeded its board-approved policy limits for changes in its EVE during the fourth quarter of 2013 and again during the first quarter of 2014.  To bring changes in RB&T’s EVE within all board-approved policy limits during the fourth quarter of 2013, RB&T borrowed $20 million of long-term FHLB advances with a weighted average life of five years and a weighted average cost of 1.76%.  Also, during the fourth quarter of 2013, RB&T executed two long-term interest rate swaps with notional amounts of $20 million to hedge its cash flows associated with certain immediately repricing liabilities.

To improve its interest rate position during the first quarter of 2014, RB&T replaced maturing FHLB advances with $25 million of new FHLB advances having a weighted average life of five years and a weighted average cost of 1.85%.  In addition, in order to achieve the greatest benefit to its EVE calculation, RB&T maintained the cash from these new borrowings and the cash from maturing investments in immediately repricing overnight funds yielding 0.25%.  These transactions, while negatively impacting RB&T’s current earnings and net interest margin, improved RB&T’s EVE in an assumed rising interest rate environment, bringing the results of the EVE calculations back within RB&T’s board-approved policy limits.  Based on its current balance sheet growth assumptions, including those related to maturing FHLB advances as discussed on the previous page, management does not currently project any future instances in which RB&T will exceed its board-approved policy limits.  These projections, however, are subject to numerous assumptions and are subject to change on a daily basis based on, among others, management’s growth strategies, RB&T’s balance sheet mix, RB&T’s overall liquidity position and then-current market conditions.

Table 24 — RB&T Economic Value of Equity (“EVE”) Sensitivity for 2014

		Increase in Rates
		100	200	300	400
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points	Basis Points

EVE	$443,562	$408,901	$365,312	$321,433	$272,620
Change from base		$(34,661)	$(78,250)	$(122,129)	$(170,942)
% Change from base		-7.81%	-17.64%	-27.53%	-38.54%
Bank Board policy limit on % change from base		-10.00%	-20.00%	-35.00%	-45.00%

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

Overdraft Litigation

As previously disclosed, on August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and sought monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees.  To update the disclosure set forth in Republic’s Form 10-K for the year ended December 31, 2013, during March 2014, the parties signed a Settlement Agreement that provided for the dismissal of the lawsuit.  In April 2014, the Court entered an agreed order dismissing the case.  Costs to settle the litigation were accrued by the Company during the first quarter of 2014 and paid during the second quarter of 2014.  Such costs did not have a material effect on the Company’s financial position or results of operations during the first quarter of 2014.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2014 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	15,000	$23.20	15,000
February 1 - February 28	—	—	—
March 1 - March 31	—	—	—
Total	15,000	$23.20	15,000	315,640

During 2014, the Company repurchased 15,000 shares and there were no shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2014, the Company had 315,640 shares which could be repurchased under its current share repurchase programs.

During 2014, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.                     Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes to Consolidated Financial Statements

* -    This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 9, 2014	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 9, 2014	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer