Form 10-Q
period 2014-06-30
REPUBLIC BANCORP INC /KY/
filed 2014-08-08
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2014, was 18,548,340 and 2,245,492, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$84,273	$170,863
Securities available for sale	463,646	432,893
Securities held to maturity (fair value of $48,594 in 2014 and $50,768 in 2013)	48,338	50,644
Mortgage loans held for sale, at fair value	6,809	3,506
Loans	2,725,017	2,589,792
Allowance for loan losses	(22,772)	(23,026)
Loans, net	2,702,245	2,566,766
Federal Home Loan Bank stock, at cost	28,208	28,342
Premises and equipment, net	32,481	32,908
Goodwill	10,168	10,168
Other real estate owned	11,613	17,102
Bank owned life insurance	50,656	25,086
Other assets and accrued interest receivable	26,887	33,626

TOTAL ASSETS	$3,465,324	$3,371,904

LIABILITIES

Deposits:
Non interest-bearing	$519,651	$488,642
Interest-bearing	1,485,332	1,502,215
Total deposits	2,004,983	1,990,857

Securities sold under agreements to repurchase and other short-term borrowings	197,439	165,555
Federal Home Loan Bank advances	640,000	605,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	26,371	26,459

Total liabilities	2,910,033	2,829,111

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,893	4,894
Additional paid in capital	133,320	133,012
Retained earnings	412,338	401,766
Accumulated other comprehensive income	4,740	3,121

Total stockholders’ equity	555,291	542,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,465,324	$3,371,904

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME:

Loans, including fees	$30,110	$31,735	$60,272	$63,649
Taxable investment securities	1,908	1,976	3,767	4,016
Federal Home Loan Bank stock and other	387	408	863	855
Total interest income	32,405	34,119	64,902	68,520

INTEREST EXPENSE:

Deposits	937	975	1,915	2,030
Securities sold under agreements to repurchase and other short-term borrowings	22	13	44	42
Federal Home Loan Bank advances	3,267	3,735	6,831	7,293
Subordinated note	629	629	1,258	1,258
Total interest expense	4,855	5,352	10,048	10,623

NET INTEREST INCOME	27,550	28,767	54,854	57,897

Provision for loan losses	693	905	(10)	280

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,857	27,862	54,864	57,617

NON-INTEREST INCOME:
Service charges on deposit accounts	3,563	3,498	6,858	6,708
Net refund transfer fees	1,836	1,683	16,224	13,697
Mortgage banking income	812	2,180	1,298	5,454
Debit card interchange fee income	1,738	1,656	3,673	3,467
Bargain purchase gain - First Commercial Bank	—	—	—	1,324
Net gain on sale of other real estate owned	264	1,034	666	1,311
Increase in cash surrender value of bank owned life insurance	379	—	570	—
Other	920	732	1,683	1,347
Total non-interest income	9,512	10,783	30,972	33,308

NON-INTEREST EXPENSES:

Salaries and employee benefits	13,965	15,086	28,448	31,200
Occupancy and equipment, net	5,508	5,315	11,330	10,892
Communication and transportation	856	991	1,882	2,021
Marketing and development	983	880	1,575	1,782
FDIC insurance expense	414	402	983	815
Bank franchise tax expense	831	857	3,170	2,572
Data processing	913	792	1,754	1,508
Debit card interchange expense	807	718	1,761	1,561
Supplies	60	218	500	572
Other real estate owned expense	560	945	1,630	1,834
Legal expense	88	1,338	500	1,768
Other	1,730	2,157	4,126	4,476
Total non-interest expenses	26,715	29,699	57,659	61,001

INCOME BEFORE INCOME TAX EXPENSE	9,654	8,946	28,177	29,924
INCOME TAX EXPENSE	3,332	2,827	9,871	10,449
NET INCOME	$6,322	$6,119	$18,306	$19,475

BASIC EARNINGS PER COMMON SHARE:
Class A Common Stock	$0.31	$0.30	$0.88	$0.94
Class B Common Stock	$0.29	$0.28	$0.85	$0.91

DILUTED EARNINGS PER COMMON SHARE:
Class A Common Stock	$0.30	$0.30	$0.88	$0.94
Class B Common Stock	$0.29	$0.28	$0.85	$0.90

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.187	$0.176	$0.363	$0.341
Class B Common Stock	$0.170	$0.160	$0.330	$0.310

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$6,322	$6,119	$18,306	$19,475

OTHER COMPREHENSIVE INCOME (LOSS):

Change in fair value of derivatives used for cash flow hedges	(265)	—	(505)	—
Unrealized gain (loss) on securities available for sale	2,626	(2,566)	2,628	(2,965)
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	315	238	369	422
Net unrealized gains (losses)	2,676	(2,328)	2,492	(2,543)
Tax effect	(937)	815	(873)	891
Total other comprehensive income (loss), net of tax	1,739	(1,513)	1,619	(1,652)

COMPREHENSIVE INCOME	$8,061	$4,606	$19,925	$17,823

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2014	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

Net income	—	—	—	—	18,306	—	18,306

Net change in accumulated other comprehensive income	—	—	—	—	—	1,619	1,619

Dividend declared Common Stock:
Class A shares ($0.363 per share)	—	—	—	—	(6,727)	—	(6,727)
Class B shares ($0.330 per share)	—	—	—	—	(744)	—	(744)

Stock options exercised, net of shares redeemed	7	—	2	129	(14)	—	117

Repurchase of Class A Common Stock	(15)	—	(3)	(95)	(249)	—	(347)

Conversion of Class B Common Stock to Class A Common Stock	15	(15)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	(85)	—	—	(85)

Deferred director compensation expense - Class A Common Stock	2	—	—	91	—	—	91

Stock based compensation - restricted stock	(2)	—	—	255	—	—	255

Stock based compensation expense - options	—	—	—	13	—	—	13

Balance, June 30, 2014	18,548	2,245	$4,893	$133,320	$412,338	$4,740	$555,291

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (in thousands)

	2014	2013
OPERATING ACTIVITIES:
Net income	$18,306	$19,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,386	2,715
Amortization (accretion) on investment securitites, net	330	337
Amortization (accretion) on loans, net	(4,494)	(4,989)
Provision for loan losses	(10)	280
Net gain on sale of mortgage loans held for sale	(1,166)	(5,408)
Origination of mortgage loans held for sale	(33,284)	(208,094)
Proceeds from sale of mortgage loans held for sale	31,147	199,942
Net realized recovery of mortgage servicing rights	—	(312)
Net gain on sale of other real estate owned	(666)	(1,311)
Writedowns of other real estate owned	1,217	884
Deferred director compensation expense - Company Stock	91	89
Stock based compensation expense	268	274
Bargain purchase gain on acquisition	—	(1,324)
Increase in cash surrender value of bank owned life insurance	(570)	—
Net change in other assets and liabilities:
Accrued interest receivable	189	604
Accrued interest payable	(198)	11
Other assets	5,887	(2,123)
Other liabilities	(1,549)	723
Net cash provided by operating activities	18,884	1,773

INVESTING ACTIVITIES:
Purchases of securities available for sale	(109,549)	(78,205)
Purchases of securities to be held to maturity	—	(15,000)
Proceeds from calls, maturities and paydowns of securities available for sale	81,567	93,401
Proceeds from calls, maturities and paydowns of securities to be held to maturity	2,269	5,806
Proceeds from sales of Federal Home Loan Bank stock	134	35
Proceeds from sales of other real estate owned	8,136	15,055
Net change in other loans	(25,008)	(5,520)
Net change in outstanding warehouse lines of credit	(94,555)	38,886
Purchase of loans, including premiums paid	(14,695)	—
Purchase of bank owned life insurance	(25,000)	—
Net purchases of premises and equipment	(2,297)	(667)
Net cash provided by (used in) investing activities	(178,998)	53,791

FINANCING ACTIVITIES:
Net change in deposits	14,126	(11,881)
Net change in securities sold under agreements to repurchase and other short-term borrowings	31,884	(122,352)
Payments of Federal Home Loan Bank advances	(83,000)	(556)
Proceeds from Federal Home Loan Bank advances	118,000	50,000
Repurchase of Common Stock	(347)	(4,095)
Net proceeds from Common Stock options exercised	117	111
Cash dividends paid	(7,256)	(6,792)
Net cash provided by (used in) financing activities	73,524	(95,565)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(86,590)	(40,001)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170,863	137,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,273	$97,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,246	$10,612
Income taxes	7,304	20,100

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$4,492	$4,242
Loans provided for sales of other real estate owned	1,294	569
Change in fair value of derivatives used for cash flow hedges	(505)	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2014 AND 2013 (UNAUDITED) AND DECEMBER 31, 2013

1.                                            BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Republic Bank & Trust Company (“RB&T” or the “Bank”). The Bank is a Kentucky-based, state chartered non-member financial institution. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

On May 9, 2014, Republic Bank, the Company’s wholly-owned, federally chartered savings institution, merged into RB&T. The merged institution operates under the name Republic Bank & Trust Company. The merger did not materially impact the Company’s consolidated financial statements.

Subsequent to June 30, 2014, the Company formed Republic Insurance Services, Inc. (the “Captive”). The Captive is a wholly-owned insurance subsidiary of the Company that will provide property and casualty insurance coverage to the Company and the Bank and reinsurance to five other third party insurance captives for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for separate and independent segment reporting.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

As of June 30, 2014, in addition to an Internet delivery channel, Republic had 42 full-service banking centers with locations as follows:

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

Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Core Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources. FHLB advances have traditionally been a significant borrowing source for the Bank.

The Bank provides short-term, revolving credit facilities to mortgage bankers across the Nation through mortgage warehouse lines of credit.  These credit facilities are secured by single family, first lien residential real estate loans.

The Bank began acquiring single family mortgage loans for investment through its Correspondent Lending division in May 2014. Correspondent lending generally involves the Bank acquiring closed loans that meet the Bank’s specifications from its Mortgage Warehouse clients. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending division are amortized into income on the level-yield method over the expected life of the loan.

Other sources of Core Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others, primarily the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

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

Republic Processing Group

All divisions of the RPG segment operate through the Bank. Nationally, RPG facilitates the receipt and payment of federal and state tax refunds under the TRS division, primarily through refund transfers (“RT”s). RTs are products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products, because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned on RTs, net of rebates, are the primary source of revenue for the TRS division and the RPG segment, and are reported as non-interest income under the line item “Net refund transfer fees.”

The TRS division historically originated and obtained a significant source of revenue from Refund Anticipation Loans (“RAL”s), but terminated this product effective April 30, 2012. RALs were short-term consumer loans offered to taxpayers that were secured by the customer’s anticipated tax refund, which represented the sole source of repayment. While RALs were terminated in 2012, TRS has received and expects to continue receiving recoveries from previously charged-off RALs.

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

Accounting Standards Update (“ASU”) 2014-08 — Presentation of Financial Statements and Property, Plant and Equipment (Topic 205 and Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

The amendments in this ASU change the criteria for reporting discontinued operations for all public and nonpublic entities. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this ASU are effective for the Company beginning January 1, 2015 and are not expected to have a material impact on the Company’s financial statements.

ASU 2014-11 — Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures.

The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments in this ASU are effective for the Company beginning January 1, 2015 and are not expected to have a material impact on the Company’s financial statements.

ASU 2014-12 — Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That Performance Targets Could Be Achieved after the Requisite Service Period.

The amendments in this ASU are intended to resolve the diverse accounting treatment of share-based awards that require a specific performance target. The amendments in this ASU are effective for the Company beginning January 1, 2015 and are not expected to have a material impact on the Company’s financial statements.

2.                                                        INVESTMENT SECURITIES

Securities Available for Sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$144,821	$640	$(17)	$145,444
Private label mortgage backed security	4,347	1,114	—	5,461
Mortgage backed securities - residential	131,702	4,803	(87)	136,418
Collateralized mortgage obligations	159,137	1,308	(912)	159,533
Freddie Mac preferred stock	—	718	—	718
Mutual fund	1,000	11	—	1,011
Corporate bonds	15,013	52	(4)	15,061
Total securities available for sale	$456,020	$8,646	$(1,020)	$463,646

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$97,157	$409	$(101)	$97,465
Private label mortgage backed security	4,740	745	—	5,485
Mortgage backed securities - residential	146,087	4,288	(288)	150,087
Collateralized mortgage obligations	164,264	1,228	(1,546)	163,946
Mutual fund	1,000	—	(5)	995
Corporate bonds	15,015	50	(150)	14,915
Total securities available for sale	$428,263	$6,720	$(2,090)	$432,893

Securities Held to Maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,275	$5	$(8)	$2,272
Mortgage backed securities - residential	412	53	—	465
Collateralized mortgage obligations	40,651	387	(52)	40,986
Corporate bonds	5,000	—	(129)	4,871
Total securities held to maturity	$48,338	$445	$(189)	$48,594

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,311	$7	$(13)	$2,305
Mortgage backed securities - residential	420	43	—	463
Collateralized mortgage obligations	42,913	387	(184)	43,116
Corporate bonds	5,000	—	(116)	4,884
Total securities held to maturity	$50,644	$437	$(313)	$50,768

At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three and six months ended June 30, 2014 and 2013, there were no sales or calls of securities available for sale or applicable tax provisions for such transactions.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2014 follows. Expected maturities may differ from contractual maturities if securities issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
June 30, 2014 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$23,493	$23,715	$500	$502
Due from one year to five years	126,341	126,794	1,775	1,771
Due from five years to ten years	10,000	9,996	5,000	4,870
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,347	5,461	—	—
Mortgage backed securities - residential	131,702	136,418	412	465
Collateralized mortgage obligations	159,137	159,533	40,651	40,986
Freddie Mac preferred stock	—	718	—	—
Mutual fund	1,000	1,011	—	—
Total securities	$456,020	$463,646	$48,338	$48,594

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an Other Than Temporary Impairment (“OTTI”) charge of $2.1 million for the shares.  The OTTI charge brought the carrying value of the stock down to $0.  During the second quarter of 2014, based on the active trading volume and price of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to other comprehensive income (“OCI”) related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of June 30, 2014, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $718,000.

Corporate Bonds

During 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds, which have a weighted average life of seven years, were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of both June 30, 2014 and December 31, 2013.

Mortgage Backed Securities

At June 30, 2014, with the exception of the $5.5 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At June 30, 2014 and December 31, 2013, there were gross unrealized/unrecognized losses of $999,000 and $1.8 million related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

Market Loss Analysis

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2014 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$2,106	$(17)	$—	$—	$2,106	$(17)
Mortgage backed securities - residential	8,312	(87)	—	—	8,312	(87)
Collateralized mortgage obligations	56,578	(778)	7,567	(134)	64,145	(912)
Corporate bonds	9,996	(4)	—	—	9,996	(4)

Total securities available for sale	$76,992	$(886)	$7,567	$(134)	$84,559	$(1,020)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$521	$(8)	$—	$—	$521	$(8)
Collateralized mortgage obligations	18,274	(52)	—	—	18,274	(52)
Corporate bonds	4,871	(129)	—	—	4,871	(129)

Total securities held to maturity	$23,666	$(189)	$—	$—	$23,666	$(189)

	Less than 12 months		12 months or more		Total
December 31, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$44,041	$(101)	$—	$—	$44,041	$(101)
Mortgage backed securities - residential	19,494	(288)	—	—	19,494	(288)
Collateralized mortgage obligations	55,927	(1,546)	—	—	55,927	(1,546)
Mutual fund	995	(5)	—	—	995	(5)
Corporate bonds	9,850	(150)	—	—	9,850	(150)

Total securities available for sale	$130,307	$(2,090)	$—	$—	$130,307	$(2,090)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$521	$(13)	$—	$—	$521	$(13)
Collateralized mortgage obligations	18,686	(184)	—	—	18,686	(184)
Corporate bonds	4,884	(116)	—	—	4,884	(116)

Total securities held to maturity	$24,091	$(313)	$—	$—	$24,091	$(313)

At June 30, 2014, the Bank’s security portfolio consisted of 162 securities, 19 of which were in an unrealized loss position. At December 31, 2013, the Bank’s security portfolio consisted of 162 securities, 27 of which were in an unrealized loss position.

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

•                  Any rating change by a rating agency; and

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.5 million at June 30, 2014. This security, with an average remaining life currently estimated at four years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 6 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2014	December 31, 2013

Carrying amount	$249,532	$224,693
Fair value	249,659	224,989

3.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank’s financing receivables consist primarily of loans and a minimal amount of lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Lease financing receivables, all of which are direct financing leases, are reported at their principal balance outstanding net of any unearned income, deferred fees and costs and applicable allowance for losses.  Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

The composition of loans follows:

(in thousands)	June 30, 2014	December 31, 2013

Residential real estate:
Owner occupied - bank originated	$1,127,519	$1,097,795
Owner occupied - correspondent*	11,785	—
Non owner occupied - bank originated	98,644	110,809
Commercial real estate	758,676	773,173
Commercial real estate - purchased whole loans	34,534	34,186
Construction & land development	41,109	44,351
Commercial & industrial	146,334	127,763
Lease financing receivables	310	—
Warehouse lines of credit	244,131	149,576
Home equity	235,919	226,782
Consumer:
RPG loans	3,022	1,827
Credit cards	9,321	9,030
Overdrafts	1,105	944
Other consumer	12,608	13,556

Total loans**	2,725,017	2,589,792
Less: Allowance for loan losses	22,772	23,026

Total loans, net	$2,702,245	$2,566,766

* - Loans acquired through the Bank’s Correspondent Lending channel are generally outside of the Bank’s historical market footprint.

** - Total loans are presented net of premiums, discounts and net loan origination fees and costs.

Purchased Credit Impaired (“PCI”) Loans

The contractual amount of PCI loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, decreased from $58 million as of December 31, 2013 to $39 million as of June 30, 2014. The carrying value of these loans was $41 million as of December 31, 2013 compared to $27 million as of June 30, 2014.

The table below reconciles the contractually required and carrying amounts of PCI loans at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013

Contractually-required principal	$38,934	$57,992
Non-accretable amount	(9,292)	(13,582)
Accretable amount	(2,487)	(3,457)
Carrying value of loans	$27,155	$40,953

The following table presents a rollforward of the accretable amount on PCI loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$(2,765)	$(2,300)	$(3,457)	$(3,231)
Transfers between non-accretable and accretable	(1,029)	(712)	(2,340)	(1,696)
Net accretion into interest income on loans, including loan fees	1,307	1,631	3,310	3,263
Other changes	—	—	—	283
Balance, end of period	$(2,487)	$(1,381)	$(2,487)	$(1,381)

Credit Quality Indicators

Based on the Bank’s internal analysis performed, the risk category of loans by class as defined in Republic’s Form 10-K for the year ended December 31, 2013 follows:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
June 30, 2014		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied - bank originated	$—	$28,233	$13,182	$—	$1,779	$—	$43,194
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied - bank originated	—	1,678	2,048	—	4,600	—	8,326
Commercial real estate	713,947	9,589	16,736	—	18,361	43	758,676
Commercial real estate -
Purchased whole loans	34,534	—	—	—	—	—	34,534
Construction & land development	37,725	124	2,388	—	872	—	41,109
Commercial & industrial	142,056	901	1,899	—	1,263	215	146,334
Lease financing receivables	310	—	—	—	—	—	310
Warehouse lines of credit	244,131	—	—	—	—	—	244,131
Home equity	—	—	2,246	—	—	—	2,246
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	16	40	—	22	—	78

Total	$1,172,703	$40,541	$38,539	$—	$26,897	$258	$1,278,938

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2013		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied - bank originated	$—	$27,431	$10,994	$—	$2,810	$—	$41,235
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied - bank originated	—	919	1,292	—	7,936	—	10,147
Commercial real estate	709,610	11,125	25,296	—	27,142	—	773,173
Commercial real estate -
Purchased whole loans	34,186	—	—	—	—	—	34,186
Construction & land development	40,591	128	2,386	—	1,246	—	44,351
Commercial & industrial	123,646	296	2,035	—	1,564	222	127,763
Lease financing receivables	—	—	—	—	—	—	—
Warehouse lines of credit	149,576	—	—	—	—	—	149,576
Home equity	—	250	2,014	—	—	—	2,264
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Other consumer	—	18	66	—	33	—	117

Total	$1,057,609	$40,167	$44,083	$—	$40,731	$222	$1,182,812

* - Special Mention and Substandard loans include $1 million and $5 million at June 30, 2014 and $1 million and $6 million at December 31, 2013, respectively, which were removed from the PCI population due to a post-acquisition troubled debt restructuring.

** - The above tables exclude all non-classified residential real estate and consumer loans at the respective period ends. The tables also exclude most non-classified small commercial & industrial and commercial real estate relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

Allowance for Loan Losses

Activity in the allowance for loan losses (“Allowance”) follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Allowance, beginning of period	$22,367	$23,563	$23,026	$23,729

Charge offs - Traditional Banking	(715)	(2,562)	(1,627)	(3,117)
Charge offs - RPG	—	—	—	—
Total charge offs	(715)	(2,562)	(1,627)	(3,117)

Recoveries - Traditional Banking	364	445	857	860
Recoveries - RPG	63	140	526	739
Total recoveries	427	585	1,383	1,599

Net (charge offs) recoveries - Traditional Banking	(351)	(2,117)	(770)	(2,257)
Net (charge offs) recoveries - RPG	63	140	526	739
Net (charge offs) recoveries	(288)	(1,977)	(244)	(1,518)

Provision for losses - Traditional Banking	710	1,045	470	1,019
Provision for losses - RPG	(17)	(140)	(480)	(739)
Total provision for losses	693	905	(10)	280

Allowance, end of period	$22,772	$22,491	$22,772	$22,491

The Allowance calculation includes the following qualitative factors, which are considered in combination with the Bank’s historical loss rates in determining the general loss reserve within the Allowance:

•                  Changes in nature, volume and seasoning of the portfolio;

•                  Changes in experience, ability and depth of lending management and other relevant staff;

•                  Changes in the quality of the Bank’s credit review system;

•                  Changes in financing policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•                  Changes in the volume and severity of past due, non-accrual and classified loans;

•                  Changes in the value of underlying collateral for collateral-dependent loans;

•                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of portfolios, including the condition of various market segments;

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•                  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The following tables present the activity in the Allowance by portfolio class for the three months ended June 30, 2014 and 2013:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner Occupied	Owner Occupied	Non Owner Occupied	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2014 (in thousands)	Bank Originated	Correspondent	Bank Originated	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,751	$—	$984	$7,901	$34	$1,192	$1,080	$—
Provision for losses	460	60	(141)	(206)	—	(185)	70	3
Charge offs	(202)	—	(7)	(2)	—	(1)	(20)	—
Recoveries	46	—	3	3	—	84	22	—

Ending balance	$8,055	$60	$839	$7,696	$34	$1,090	$1,152	$3

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Other
	Credit	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$477	$2,371	$—	$276	$212	$89	$22,367
Provision for losses	133	235	(17)	40	113	128	693
Charge offs	—	(217)	—	(37)	(142)	(87)	(715)
Recoveries	—	14	63	7	97	88	427

Ending balance	$610	$2,403	$46	$286	$280	$218	$22,772

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner Occupied	Owner Occupied	Non Owner Occupied	Commercial	Purchased	Construction &	Commercial &	Finance
June 30, 2013 (in thousands)	Bank Originated	Correspondent	Bank Originated	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$6,984	$—	$924	$8,781	$34	$3,101	$727	$—
Provision for losses	991	—	(173)	572	—	(916)	244	—
Charge offs	(512)	—	(115)	(651)	—	(600)	(310)	—
Recoveries	100	—	6	61	—	2	49	—

Ending balance	$7,563	$—	$642	$8,763	$34	$1,587	$710	$—

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Other
	Credit	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$433	$1,909	$—	$326	$209	$135	$23,563
Provision for losses	29	83	(140)	63	71	81	905
Charge offs	—	(93)	—	(50)	(130)	(101)	(2,562)
Recoveries	—	33	140	5	99	90	585

Ending balance	$462	$1,932	$—	$344	$249	$205	$22,491

The following tables present the activity in the Allowance by portfolio class for the six months ended June 30, 2014 and 2013:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Six Months Ended	Owner Occupied	Owner Occupied	Non Owner Occupied	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2014 (in thousands)	Bank Originated	Correspondent	Bank Originated	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—
Provision for losses	578	60	(171)	(384)	—	(273)	13	3
Charge offs	(419)	—	(22)	(374)	—	(18)	(20)	—
Recoveries	80	—	9	145	—	85	70	—

Ending balance	$8,055	$60	$839	$7,696	$34	$1,090	$1,152	$3

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Other
	Credit	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	$126	$23,026
Provision for losses	161	235	(480)	22	160	66	(10)
Charge offs	—	(283)	—	(42)	(293)	(156)	(1,627)
Recoveries	—	55	526	17	214	182	1,383

Ending balance	$610	$2,403	$46	$286	$280	$218	$22,772

					Commercial
	Residential Real Estate				Real Estate -			Lease
Six Months Ended	Owner Occupied	Owner Occupied	Non Owner Occupied	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2013 (in thousands)	Bank Originated	Correspondent	Bank Originated	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,006	$—	$1,049	$8,843	$34	$2,769	$580	$—
Provision for losses	1,071	—	(263)	506	—	(620)	386	—
Charge offs	(713)	—	(158)	(665)	—	(600)	(310)	—
Recoveries	199	—	14	79	—	38	54	—

Ending balance	$7,563	$—	$642	$8,763	$34	$1,587	$710	$—

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Other
	Credit	Equity	Loans	Cards	Overdrafts	Consumer	Total

Beginning balance	$541	$2,348	$—	$210	$198	$151	$23,729
Provision for losses	(79)	(352)	(739)	184	127	59	280
Charge offs	—	(136)	—	(60)	(305)	(170)	(3,117)
Recoveries	—	72	739	10	229	165	1,599

Ending balance	$462	$1,932	$—	$344	$249	$205	$22,491

Non-performing Loans and Other Assets

Detail of non-performing loans and other assets follows:

(dollars in thousands)	June 30, 2014	December 31, 2013

Loans on non-accrual status(1)	$19,606	$19,104
Loans past due 90-days-or-more and still on accrual(2)	734	1,974

Total non-performing loans	20,340	21,078
Other real estate owned	11,613	17,102
Total non-performing assets	$31,953	$38,180

Credit Quality Ratios

Non-performing loans to total loans	0.75%	0.81%
Non-performing assets to total loans (including OREO)	1.17%	1.46%
Non-performing assets to total assets	0.92%	1.13%

(1)         Loans on non-accrual status include impaired loans, which are discussed subsequently in Footnote 3 in this section of the filing.

(2)         All loans past due 90-days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class:

			Past Due 90-Days-or-More
	Non-Accrual		and Still Accruing Interest*
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Residential real estate:
Owner occupied - bank originated	$9,702	$8,538	$173	$673
Owner occupied - correspondent	—	—	—	—
Non owner occupied - bank originated	1,250	1,279	—	—
Commercial real estate	5,008	7,643	561	—
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land dev.	1,990	97	—	70
Commercial & industrial	131	327	—	1,231
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,444	1,128	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Other consumer	81	92	—	—

Total	$19,606	$19,104	$734	$1,974

* - For all periods presented, loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class:

	30 - 59	60 - 89	90 or More
June 30, 2014	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied - bank originated	$1,462	$1,768	$3,114	6,344	$1,121,175	$1,127,519
Owner occupied - correspondent	—	—	—	—	11,785	11,785
Non owner occupied - bank originated	223	60	131	414	98,230	98,644
Commercial real estate	638	117	1,385	2,140	756,536	758,676
Commercial real estate - purchased whole loans	—	—	—	—	34,534	34,534
Construction & land development	—	—	1,990	1,990	39,119	41,109
Commercial & industrial	—	—	131	131	146,203	146,334
Lease financing receivables	—	—	—	—	310	310
Warehouse lines of credit	—	—	—	—	244,131	244,131
Home equity	284	25	344	653	235,266	235,919
Consumer:
RPG loans	3	93	—	96	2,926	3,022
Credit cards	59	12	4	75	9,246	9,321
Overdrafts	124	2	—	126	979	1,105
Other consumer	75	18	—	93	12,515	12,608

Total	$2,868	$2,095	$7,099	$12,062	$2,712,955	$2,725,017
Delinquency ratio**	0.11%	0.08%	0.26%	0.44%

	30 - 59	60 - 89	90 or More
December 31, 2013	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied - bank originated	$1,956	$733	$3,668	$6,357	$1,091,438	$1,097,795
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied - bank originated	195	967	131	1,293	109,516	110,809
Commercial real estate	874	384	3,940	5,198	767,975	773,173
Commercial real estate - purchased whole loans	—	—	—	—	34,186	34,186
Construction & land development	332	—	167	499	43,852	44,351
Commercial & industrial	—	—	1,415	1,415	126,348	127,763
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	149,576	149,576
Home equity	665	48	397	1,110	225,672	226,782
Consumer:
RPG loans	—	—	—	—	1,827	1,827
Credit cards	87	6	5	98	8,932	9,030
Overdrafts	159	—	—	159	785	944
Other consumer	67	27	—	94	13,462	13,556

Total	$4,335	$2,165	$9,723	$16,223	$2,573,569	$2,589,792
Delinquency ratio**	0.17%	0.08%	0.38%	0.63%

* - Except for PCI loans, all loans 90-days-or-more past due as of June 30, 2014 and December 31, 2013 were on non-accrual status.

** - Delinquency ratio equals delinquent loans divided by total loans.

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

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2014	December 31, 2013

Loans with no allocated Allowance	$31,397	$36,721
Loans with allocated Allowance	61,605	71,273

Total impaired loans	$93,002	$107,994

Amount of the Allowance allocated	$5,866	$6,674

Approximately $15 million and $24 million of impaired loans at June 30, 2014 and December 31, 2013 were PCI loans. Approximately $6 million of impaired loans at both June 30, 2014 and December 31, 2013 were formerly PCI loans which became classified as “impaired” through a troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2014 and December 31, 2013:

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner Occupied	Owner Occupied	Non Owner Occupied	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2014 (in thousands)	Bank Originated	Correspondent	Bank Originated	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,459	$—	$87	$853	$—	$256	$—	$—
Collectively evaluated for impairment	4,553	60	625	6,340	34	834	835	3
PCI loans with post acquisition impairment	43	—	127	503	—	—	317	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,055	$60	$839	$7,696	$34	$1,090	$1,152	$3

Loans:
Impaired loans individually evaluated, excluding PCI loans	$41,191	$—	$3,038	$25,072	$—	$2,584	$4,153	$—
Loans collectively evaluated for impairment	1,084,549	11,785	91,006	715,200	34,534	37,653	140,703	310
PCI loans with post acquisition impairment	909	—	3,745	8,615	—	—	1,383	—
PCI loans without post acquisition impairment	870	—	855	9,789	—	872	95	—

	$1,127,519	$11,785	$98,644	$758,676	$34,534	$41,109	$146,334	$310

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Other
	Credit	Equity	Loans	Cards	Overdrafts	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$180	$—	$—	$—	$40	$4,875
Collectively evaluated for impairment	610	2,223	46	286	280	177	16,906
PCI loans with post acquisition impairment	—	—	—	—	—	1	991
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending Allowance:	$610	$2,403	$46	$286	$280	$218	$22,772

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,246	$—	$—	$—	$55	$78,339
Loans collectively evaluated for impairment	244,131	233,673	3,022	9,321	1,105	12,531	2,619,523
PCI loans with post acquisition impairment	—	—	—	—	—	11	14,663
PCI loans without post acquisition impairment	—	—	—	—	—	11	12,492

Total ending loan balance	$244,131	$235,919	$3,022	$9,321	$1,105	$12,608	$2,725,017

				Commercial
	Residential Real Estate			Real Estate -				Lease
	Owner Occupied	Owner Occupied	Non Owner Occupied	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2013 (in thousands)	Bank Originated	Correspondent	Bank Originated	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,606	$—	$61	$1,232	$—	$146	$111	$—
Collectively evaluated for impairment	4,159	—	672	6,474	34	1,140	661	—
PCI loans with post acquisition impairment	51	—	290	603	—	10	317	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,211	$—	$2,061	$33,519	$—	$2,494	$4,521	$—
Loans collectively evaluated for impairment	1,055,774	—	100,812	712,512	34,186	40,611	121,456	—
PCI loans with post acquisition impairment	1,455	—	5,984	14,512	—	267	1,609	—
PCI loans without post acquisition impairment	1,355	—	1,952	12,630	—	979	177	—

Total ending loan balance	$1,097,795	$—	$110,809	$773,173	$34,186	$44,351	$127,763	$—

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Other
	Credit	Equity	Loans	Cards	Overdrafts	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$203	$—	$—	$—	$43	$5,402
Collectively evaluated for impairment	449	2,193	2	289	199	80	16,352
PCI loans with post acquisition impairment	—	—	—	—	—	1	1,272
PCI loans without post acquisition impairment	—	—	—	—	—	—	—

Total ending Allowance:	$449	$2,396	$2	$289	$199	$124	$23,026

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,264	$—	$—	$—	$85	$84,155
Loans collectively evaluated for impairment	149,576	224,518	1,827	9,030	944	13,438	2,464,684
PCI loans with post acquisition impairment	—	—	—	—	—	12	23,839
PCI loans without post acquisition impairment	—	—	—	—	—	21	17,114

Total ending loan balance	$149,576	$226,782	$1,827	$9,030	$944	$13,556	$2,589,792

The following tables present loans individually evaluated for impairment by class as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014			June 30, 2014
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied - bank originated	$7,276	$6,857	$—	$7,104	$78	$—	$6,925	$125	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non Owner occupied - bank originated	1,767	1,591	—	1,474	15	—	1,401	25	—
Commercial real estate	15,825	14,848	—	17,236	150	—	18,475	290	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,081	2,081	—	2,081	1	—	2,083	2	—
Commercial & industrial	4,201	4,153	—	4,181	61	—	4,206	121	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	2,008	1,867	—	1,903	11	—	1,794	21	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	6	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied - retail	35,583	35,243	3,502	35,048	253	—	34,731	493	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non Owner occupied - bank originated	5,192	5,192	214	5,791	122	—	6,123	175	—
Commercial real estate	18,877	18,839	1,356	19,078	207	—	21,744	374	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	503	503	256	508	6	—	563	11	—
Commercial & industrial	1,383	1,383	317	1,540	58	—	1,651	60	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	382	379	180	586	—	—	620	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Other consumer	66	66	41	79	—	—	79	1	—
Total impaired loans	$95,144	$93,002	$5,866	$96,609	$962	$—	$100,401	$1,698	$—

	As of			Three Months Ended			Six Months Ended
	December 31, 2013			June 30, 2013			June 30, 2013
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied - bank originated	$7,136	$6,569	$—	$11,625	$109	$—	$12,119	$205	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non Owner occupied - bank originated	1,498	1,256	—	1,778	5	—	1,450	7	—
Commercial real estate	21,886	20,953	—	22,676	561	—	19,881	827	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,087	2,087	—	2,292	67	—	2,223	90	—
Commercial & industrial	4,367	4,258	—	3,295	62	—	3,568	94	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	1,695	1,577	—	2,313	35	—	2,057	51	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Other consumer	18	18	—	248	2	—	294	2	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied - bank originated	34,393	34,097	3,657	33,254	261	—	32,656	481	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non Owner occupied - bank originated	6,789	6,789	351	3,968	47	—	3,854	77	—
Commercial real estate	27,080	27,078	1,835	24,655	497	—	25,204	768	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	674	674	156	2,759	49	—	2,900	73	—
Commercial & industrial	1,872	1,872	428	2,931	81	—	2,906	124	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	688	687	203	1,141	7	—	1,385	11	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Other consumer	79	79	44	78	1	—	80	1	—
Total impaired loans	$110,262	$107,994	$6,674	$113,013	$1,784	$—	$110,577	$2,811	$—

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

All TDRs are considered “Impaired,” including PCI loans subsequently restructured. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of financing terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. The substantial majority of the Bank’s residential real estate TDR concessions involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Retail loans may also be classified as TDRs due to legal modifications, which include: a) customers that declare bankruptcy under Chapter 7 of the Bankruptcy Code and fail to reaffirm their debt with the Bank or b) upon death of the customer before full repayment of their loan.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs typically remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At both June 30, 2014 and December 31, 2013, $13 million of TDRs were on non-accrual status.

Detail of TDRs differentiated by loan class and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
June 30, 2014 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$6,205	$33,872	$40,077
Commercial real estate	4,807	17,865	22,672
Construction & land development	1,990	700	2,690
Commercial & industrial	131	4,022	4,153

Total troubled debt restructurings	$13,133	$56,459	$69,592

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,514	$31,705	$37,219
Commercial real estate	7,486	22,041	29,527
Construction & land development	97	2,608	2,705
Commercial & industrial	143	4,378	4,521

Total troubled debt restructurings	$13,240	$60,732	$73,972

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of TDRs outstanding by modification and performance under modified terms at June 30, 2014 and December 31, 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
June 30, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$697	$165	$862
Rate reduction	28,287	4,299	32,586
Principal deferral	1,327	412	1,739
Bankrupt customer	995	1,336	2,331
Deceased customer	2,166	393	2,559
Total residential TDRs	33,472	6,605	40,077

Commercial related and construction/land development loans:
Interest only payments	3,750	1,146	4,896
Rate reduction	12,216	1,582	13,798
Principal deferral	6,179	4,427	10,606
Bankrupt customer	—	215	215
Total commercial TDRs	22,145	7,370	29,515
Total troubled debt restructurings	$55,617	$13,975	$69,592

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$430	$671	$1,101
Rate reduction	26,004	4,993	30,997
Principal deferral	1,840	632	2,472
Bankrupt customer	1,247	1,402	2,649
Total residential TDRs	29,521	7,698	37,219

Commercial related and construction/land development loans:
Interest only payments	6,086	1,321	7,407
Rate reduction	13,958	663	14,621
Principal deferral	8,983	5,351	14,334
Bankrupt customer	—	391	391
Total commercial TDRs	29,027	7,726	36,753
Total troubled debt restructurings	$58,548	$15,424	$73,972

As of June 30, 2014 and December 31, 2013, 80% and 79% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $5 million of specific reserve allocations to customers whose debt terms have been modified in TDRs as of June 30, 2014 and December 31, 2013. Specific reserve allocations are generally assessed for commercial loans prior to loans being modified as a TDR, as most migrate from the Bank’s internal “watch list” and have been specifically provided for or reserved for as part of the Bank’s normal loss provisioning methodology. The Bank has not committed to finance any additional material amounts to its existing TDR relationships at June 30, 2014.

A summary of the categories of TDR loan modifications that occurred during the three months ended June 30, 2014 and 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
June 30, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Rate reduction	$194	$351	$545
Principal deferral	360	30	390
Bankrupt customer	26	—	26
Deceased customer	134	95	229
Total residential TDRs	714	476	1,190

Commercial related and construction/land development loans:
Interest only payments	—	443	443
Total commercial TDRs	—	443	443
Total troubled debt restructurings	$714	$919	$1,633

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
June 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Rate reduction	$741	$118	$859
Principal deferral	165	27	192
Bankrupt customer	148	1,006	1,154
Total residential TDRs	1,054	1,151	2,205

Commercial related and construction/land development loans:
Interest only payments	94	—	94
Principal deferral	409	—	409
Total commercial TDRs	503	—	503
Total troubled debt restructurings	$1,557	$1,151	$2,708

As of June 30, 2014 and 2013, 44% and 57% of the Bank’s TDRs that occurred during the second quarters of 2014 and 2013 were performing according to their modified terms. The Bank provided $54,000 and $506,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the second quarters of 2014 and 2013. As stated above, specific reserves for commercial loans are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

A summary of the categories of TDR loan modifications that occurred during the six months ended June 30, 2014 and 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Six Months Ended	Performing to	Not Performing to	Troubled Debt
June 30, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Rate reduction	$1,042	$1,470	$2,512
Principal deferral	360	30	390
Bankrupt customer	26	284	310
Deceased customer	2,166	393	2,559
Total residential TDRs	3,594	2,177	5,771

Commercial related and construction/land development loans:
Interest only payments	—	443	443
Rate reduction	—	1,103	1,103
Principal deferral	—	1,990	1,990
Total commercial TDRs	—	3,536	3,536
Total troubled debt restructurings	$3,594	$5,713	$9,307

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Six Months Ended	Performing to	Not Performing to	Troubled Debt
June 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$64	$—	$64
Rate reduction	1,758	641	2,399
Principal deferral	460	293	753
Bankrupt customer	2,885	1,243	4,128
Total residential TDRs	5,167	2,177	7,344

Commercial related and construction/land development loans:
Interest only payments	141	—	141
Principal deferral	8,339	—	8,339
Total commercial TDRs	8,480	—	8,480
Total troubled debt restructurings	$13,647	$2,177	$15,824

As of June 30, 2014 and 2013, 39% and 86% of the Bank’s TDRs that occurred during the first six months of 2014 and 2013 were performing according to their modified terms. The Bank provided $142,000 and $869,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the first six months of 2014 and 2013. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances at June 30, 2014 and December 31, 2013.

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of June 30, 2014 and 2013 and for which there was a payment default during the three months ended June 30, 2014 and 2013:

Three Months Ended	Number of	Recorded
June 30, 2014 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied - bank originated	3	$149
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	—	—
Commercial real estate	1	443
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	4	$592

Three Months Ended	Number of	Recorded
June 30, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied - bank originated	20	$2,712
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	—	—
Commercial real estate	1	302
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	2	358
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Other consumer	2	328

Total	25	$3,700

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of June 30, 2014 and 2013 and for which there was a payment default during the six months ended June 30, 2014 and 2013:

Six Months Ended	Number of	Recorded
June 30, 2014 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied - bank originated	6	$1,219
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	—	—
Commercial real estate	2	1,546
Commercial real estate - purchased whole loans	—	—
Construction & land development	1	1,500
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Other consumer	—	—

Total	9	$4,265

Six Months Ended	Number of	Recorded
June 30, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied - bank originated	30	$3,367
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	—	—
Commercial real estate	1	302
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	3	365
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Other consumer	2	328

Total	36	$4,362

4.                                      DEPOSITS

Ending deposit balances at June 30, 2014 and December 31, 2013 were as follows:

(in thousands)	June 30, 2014	December 31, 2013

Demand	$653,814	$651,134
Money market accounts	469,544	479,569
Brokered money market accounts	37,016	35,533
Savings	86,508	78,020
Individual retirement accounts*	27,404	28,767
Time deposits, $100,000 and over*	73,616	67,255
Other certificates of deposit*	68,597	75,516
Brokered certificates of deposit*(1)	68,833	86,421

Total interest-bearing deposits	1,485,332	1,502,215
Total non interest-bearing deposits	519,651	488,642

Total deposits	$2,004,983	$1,990,857

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

5.                                      FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At June 30, 2014 and December 31, 2013, FHLB advances were as follows:

(in thousands)	June 30, 2014	December 31, 2013

Overnight advance with an interest rate of 0.11% due on July 1, 2014	$93,000	$—

Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 19, 2014	10,000	10,000

Fixed interest rate advances with a weighted average interest rate of 1.89% due through 2023	437,000	495,000

Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000

Total FHLB advances	$640,000	$605,000

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2014 and December 31, 2013, Republic had available collateral to borrow an additional $277 million and $282 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions as of June 30, 2014 and December 31, 2013.

Aggregate future principal payments on FHLB advances and the weighted average cost of such advances, based on contractual maturity dates are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2014	198,000	1.38%
2015	10,000	2.48%
2016	82,000	1.74%
2017	145,000	3.44%
2018	97,500	1.50%
Thereafter	107,500	1.80%

Total	$640,000	2.00%

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2014	December 31, 2013

First lien, single family residential real estate	$1,121,784	$1,082,624
Home equity lines of credit	101,438	105,957
Multi-family commercial real estate	14,379	13,124

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

Impaired Loans: Collateral dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Mortgage Servicing Rights: On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual grouping does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 2).

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$145,444	$—	$145,444
Private label mortgage backed security	—	—	5,461	5,461
Mortgage backed securities - residential	—	136,418	—	136,418
Collateralized mortgage obligations	—	159,533	—	159,533
Freddie Mac preferred stock	—	718	—	718
Mutual fund	1,011	—	—	1,011
Corporate bonds	—	15,061	—	15,061
Total securities available for sale	$1,011	$457,174	$5,461	$463,646

Mortgage loans held for sale	$—	$6,809	$—	$6,809

Rate lock commitments	—	256	—	256

Financial liabilities:

Mandatory forward contracts	—	42	—	42

Interest rate swap agreements	—	335	—	335

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$97,465	$—	$97,465
Private label mortgage backed security	—	—	5,485	5,485
Mortgage backed securities - residential	—	150,087	—	150,087
Collateralized mortgage obligations	—	163,946	—	163,946
Mutual fund	995	—	—	995
Corporate bonds	—	14,915	—	14,915
Total securities available for sale	$995	$426,413	$5,485	$432,893

Mortgage loans held for sale	$—	$3,506	$—	$3,506

Rate lock commitments	—	77	—	77

Mandatory forward contracts	—	12	—	12

Interest rate swap agreements	—	170	—	170

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2014 and 2013.

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This represents the sole asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$5,270	$5,688	$5,485	$5,687

Total gains or losses included in earnings:
Net change in unrealized gain	315	238	369	422
Recovery of actual losses previously recorded	34	—	66	—
Principal paydowns	(158)	(285)	(459)	(468)
Balance, end of period	$5,461	$5,641	$5,461	$5,641

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2014 and December 31, 2013:

	Fair	Valuation
June 30, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,461	Discounted cash flow	(1) Constant prepayment rate	2.0% - 6.5%

			(2) Probability of default	3.0% - 7.0%

			(2) Loss severity	55% - 70%

	Fair	Valuation
December 31, 2013 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,485	Discounted cash flow	(1) Constant prepayment rate	2.5% - 6.5%

			(2) Probability of default	3.0% - 7.0%

			(2) Loss severity	55% - 75%

Assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at
	June 30, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied - bank originated	$—	$—	$1,597	$1,597
Non owner occupied - bank originated	—	—	113	113
Commercial real estate	—	—	5,039	5,039
Home equity	—	—	1,165	1,165
Total impaired loans*	$—	$—	$7,914	$7,914

Other real estate owned:
Residential real estate	$—	$—	$918	$918
Commercial real estate	—	—	1,515	1,515
Construction & land development	—	—	4,239	4,239
Total other real estate owned	$—	$—	$6,672	$6,672

Mortgage servicing rights**	$—	$1	$—	$1

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied - bank originated	$—	$—	$2,020	$2,020
Commercial real estate	—	—	5,488	5,488
Home equity	—	—	1,030	1,030
Total impaired loans*	$—	$—	$8,538	$8,538

Other real estate owned:
Residential real estate	$—	$—	$1,716	$1,716
Commercial real estate	—	—	507	507
Construction & land development	—	—	6,195	6,195
Total other real estate owned	$—	$—	$8,418	$8,418

* - The impaired loan balances in the preceding two tables exclude TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote and represents estimated selling costs to liquidate the underlying collateral on such debt.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied - bank originated	$1,597	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (7%)

Impaired loans - residential real estate non owner occupied - bank originated	$113	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 10% (1%)

Impaired loans - commercial real estate	$4,796	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 13% (7%)

	$243	Income approach	Adjustments for differences between net operating income expectations	3% (3%)

Impaired loans - home equity	$1,165	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 35% (7%)

Other real estate owned - residential real estate	$918	Sales comparison approach	Adjustments determined for differences between comparable sales	13% (13%)

Other real estate owned - commercial real estate	$1,515	Sales comparison approach	Adjustments determined for differences between comparable sales	28% (28%)

Other real estate owned - construction & land development	$1,332	Sales comparison approach	Adjustments determined for differences between comparable sales	15% - 19% (16%)

	$2,907	Income approach	Adjustments for differences between net operating income expectations	24% (24%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate	$2,020	Sales comparison approach	Adjustments determined for differences between comparable sales	2% - 22% (7%)

Impaired loans - commercial real estate	$5,488	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 30% (19%)

Impaired loans - home equity	$1,030	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 10% (2%)

Other real estate owned - residential real estate	$1,716	Sales comparison approach	Adjustments determined for differences between comparable sales	10% - 53% (30%)

Other real estate owned - commercialreal estate	$507	Sales comparison approach	Adjustments determined for	23% - 33% (29%)
			differences between
			comparable sales

Other real estate owned - construction & land development	$2,236	Sales comparison approach	Adjustments determined for differences between comparable sales	17% - 58% (43%)

	$3,959	Income approach	Adjustments for differences between net operating income expectations	21% (21%)

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

The following section details impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	June 30, 2014	December 31, 2013

Carrying amount of loans measured at fair value	$7,073	$7,629
Estimated selling costs considered in carrying amount	841	909
Total fair value	$7,914	$8,538

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s other real estate owned properties equaled or exceeded their carrying value on an individual basis at June 30, 2014 and December 31, 2013.

Details of other real estate owned carrying value and write downs follows:

(in thousands)	June 30, 2014	December 31, 2013

Carrying value of other real estate owned	$11,613	$17,102

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Other real estate owned write-downs	$333	$518	$1,217	$884

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value. No MSRs were carried at fair value at June 30, 2014 and December 31, 2013.

Adjustments to mortgage banking income recorded due to the valuation of MSRs for the three and six months ended June 30, 2014 and 2013 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Credit to mortgage banking income due to impairment evaluation	$—	$(160)	$—	$(312)

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

(in thousands)	June 30, 2014	December 31, 2013

Aggregate fair value	$6,809	$3,506
Contractual balance	6,596	3,417
Gain	213	89

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2014 and 2013 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Interest income	$49	$145	$95	$258
Change in fair value	159	(247)	124	(113)
Total included in earnings	$208	$(102)	$219	$145

The carrying amounts and estimated fair values of all financial instruments, at June 30, 2014 and December 31, 2013 follows:

		Fair Value Measurements at
		June 30, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$84,273	$84,273	$—	$—	$84,273
Securities available for sale	463,646	1,011	457,174	5,461	463,646
Securities to be held to maturity	48,338	—	48,594	—	48,594
Mortgage loans held for sale, at fair value	6,809	—	6,809	—	6,809
Loans, net	2,702,245	—	—	2,742,302	2,742,302
Federal Home Loan Bank stock	28,208	—	—	—	N/A
Mortgage servicing rights	5,009	—	6,985	—	6,985
Accrued interest receivable	8,083	—	8,083	—	8,083

Liabilities:
Non interest-bearing deposits	519,651	—	519,651	—	519,651
Transaction deposits	1,246,882	—	1,246,882	—	1,246,882
Time deposits	238,450	—	239,407	—	239,407
Securities sold under agreements to repurchase and other short-term borrowings	197,439	—	197,439	—	197,439
Federal Home Loan Bank advances	640,000	—	655,116	—	655,116
Subordinated note	41,240	—	38,062	—	38,062
Accrued interest payable	1,261	—	1,261	—	1,261

		Fair Value Measurements at
		December 31, 2013:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$170,863	$170,863	$—	$—	$170,863
Securities available for sale	432,893	995	426,413	5,485	432,893
Securities to be held to maturity	50,644	—	50,768	—	50,768
Mortgage loans held for sale, at fair value	3,506	—	3,506	—	3,506
Loans, net	2,566,766	—	—	2,585,476	2,585,476
Federal Home Loan Bank stock	28,342	—	—	—	N/A
Mortgage servicing rights	5,409	—	7,337	—	7,337
Accrued interest receivable	8,272	—	8,272	—	8,272

Liabilities:
Non interest-bearing deposits	488,642	—	488,642	—	488,642
Transaction deposits	1,244,256	—	1,244,256	—	1,244,256
Time deposits	257,959	—	259,345	—	259,345
Securities sold under agreements to repurchase and other short-term borrowings	165,555	—	165,555	—	165,555
Federal Home Loan Bank advances	605,000	—	618,064	—	618,064
Subordinated note	41,240	—	38,020	—	38,020
Accrued interest payable	1,459	—	1,459	—	1,459

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

In addition to those previously disclosed, the following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

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

7.                                      MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

June 30, (in thousands)	2014	2013

Balance, January 1	$3,506	$10,614
Origination of mortgage loans held for sale	33,284	208,094
Proceeds from the sale of mortgage loans held for sale	(31,147)	(199,942)
Net gain on sale of mortgage loans held for sale	1,166	5,408

Balance, June 30	$6,809	$24,174

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Net gain realized on sale of mortgage loans held for sale	$460	$3,439	$918	$5,677
Net change in fair value recognized on loans held for sale	159	(247)	124	(113)
Net change in fair value recognized on rate lock commitments	99	(1,521)	179	(388)
Net change in fair value recognized on forward contracts	(50)	453	(55)	232
Net gain recognized	668	2,124	1,166	5,408

Loan servicing income	492	546	794	1,092
Amortization of mortgage servicing rights	(348)	(650)	(662)	(1,358)
Change in mortgage servicing rights valuation allowance	—	160	—	312
Net servicing income recognized	144	56	132	46

Total Mortgage Banking income	$812	$2,180	$1,298	$5,454

Activity for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2014	2013

Balance, January 1	$5,409	$4,777
Additions	262	1,574
Amortized to expense	(662)	(1,358)
Change in valuation allowance	—	312

Balance, June 30	$5,009	$5,305

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2014	2013

Balance, January 1	$—	$(345)
Additions	—	—
Reductions credited to operations	—	312

Balance, June 30	$—	$(33)

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2014	December 31, 2013

Fair value of mortgage servicing rights portfolio	$6,985	$7,337
Prepayment speed range	100% - 462%	105% - 550%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.99	6.17

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

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate loan lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2014		December 31, 2013
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$6,596	$6,809	$3,417	$3,506

Included in other assets:
Rate lock loan commitments	$8,051	$256	$4,393	$77
Mandatory forward contracts	—	—	5,571	12

Total included in other assets	$8,051	$256	$9,964	$89

Included in other liabilities:
Mandatory forward contracts	$11,288	$42	$—	$—

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

Summary information about swaps designated as cash flow hedges as of June 30, 2014 and December 31, 2013 follows:

(dollars in thousands)	June 30, 2014	December 31, 2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.19%	0.21%
Weighted average remaining maturity in years	6	7
Unrealized gain (loss)	$(335)	$170
Fair value of security pledged as collateral	$342	$—

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Interest expense on deposits related to money market swap transaction	$51	$—	$100	$—
Interest expense on FHLB advances related to FHLB swap transaction	48	—	99	—
Total interest expense on swap transactions	$99	$—	$199	$—

The following tables present the net losses recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014 (in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$(173)	$—	$—

Three Months Ended June 30, 2013 (in thousands)	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$—	$—	$—

Six Months Ended June 30, 2014 (in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$(329)	$—	$—

Six Months Ended June 30, 2013 (in thousands)	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$—	$—	$—

The following table reflects the cash flow hedges included in the consolidated balance sheet as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Fair value included in other assets:
Cash flow hedges - interest rate swaps	$—	$—	$20,000	$170

Fair value included in other liabilities:
Cash flow hedges - interest rate swaps	$20,000	$335	$—	$—

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

The Bank also extends binding commitments to customers and prospective customers. Such commitments assure a borrower of financing for a specified period of time at a specified rate.  Additionally, the Bank makes binding purchase commitments to third party loan correspondent originators.  These commitments assure that the Bank will purchase a loan from such correspondent originators at a specific price for a specific period of time.  The risk to the Bank under such loan commitments is limited by the terms of the contracts.  For example, the Bank may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants.

An approved but unfunded loan commitment represents a potential credit risk and a liquidity risk, since the Bank’s customer(s) may demand immediate cash that would require funding.  In addition, unfunded loan commitments represent interest rate risk as market interest rates may rise above the rate committed to the Bank’s customer.  Since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

(in thousands)	June 30, 2014	December 31, 2013

Unused warehouse lines of credit	$150,368	$208,424
Unused home equity lines of credit	233,511	230,361
Unused loan commitments - other	235,465	178,776
Commitments to purchase loans	50,578	—
Standby letters of credit	12,757	2,308
FHLB letters of credit	3,750	3,200
Total commitments	$686,429	$623,069

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

At June 30, 2014 and December 31, 2013, the Bank had letters of credit from the FHLB issued on behalf of a RB&T client. This letter of credit was used as a credit enhancement for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

Legal Proceedings

As previously disclosed, on August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and sought monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees.  To update the disclosure set forth in Republic’s Form 10-K for the year ended December 31, 2013: during March 2014, the parties signed a Settlement Agreement that provided for the dismissal of the lawsuit.  In April 2014, the Court entered an agreed order dismissing the case.  Costs to settle the litigation were accrued by the Company during the first quarter of 2014 and paid during the second quarter of 2014.  Such costs did not have a material effect on the Company’s financial position or results of operations.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net income	$6,322	$6,119	$18,306	$19,475

Weighted average shares outstanding	20,793	20,782	20,795	20,823
Effect of dilutive securities	95	76	96	72
Average shares outstanding including dilutive securities	20,888	20,858	20,891	20,895

Basic earnings per share:
Class A Common Share	$0.31	$0.30	$0.88	$0.94
Class B Common Share	$0.29	$0.28	$0.85	$0.91

Diluted earnings per share:
Class A Common Share	$0.30	$0.30	$0.88	$0.94
Class B Common Share	$0.29	$0.28	$0.85	$0.90

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Antidilutive stock options	15,500	122,450	15,500	128,450
Average antidilutive stock options	15,500	119,118	15,500	123,782

11.                                     SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and customers are similar.

As of June 30, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Along with the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) operate as divisions of the RPG segment.

All divisions of the RPG segment operate through the Bank. The TRS division facilitates the receipt and payment of federal and state tax refund products. The RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers. The RCS division is piloting short-term consumer credit products.

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

Segment information for the three months ended June 30, 2014 and 2013 follows:

	Three Months Ended June 30, 2014
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$27,441	$49	$60	$27,550

Provision for loan losses	710	—	(17)	693

Net refund transfer fees	—	—	1,836	1,836
Mortgage banking income	—	812	—	812
Other non-interest income	6,361	71	432	6,864
Total non-interest income	6,361	883	2,268	9,512

Total non-interest expenses	23,929	1,013	1,773	26,715

Income (loss) before income tax expense	9,163	(81)	572	9,654
Income tax expense (benefit)	3,210	(29)	151	3,332
Net income (loss)	$5,953	$(52)	$421	$6,322

Segment end of period assets	$3,434,716	$12,231	$18,377	$3,465,324

Net interest margin	3.35%	NM	NM	3.35%

	Three Months Ended June 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,606	$145	$16	$28,767

Provision for loan losses	1,045	—	(140)	905

Net refund transfer fees	—	—	1,683	1,683
Mortgage banking income	—	2,180	—	2,180
Other non-interest income	6,660	75	185	6,920
Total non-interest income	6,660	2,255	1,868	10,783

Total non-interest expenses	25,443	906	3,350	29,699

Income (loss) before income tax expense	8,778	1,494	(1,326)	8,946
Income tax expense (benefit)	2,768	523	(464)	2,827
Net income (loss)	$6,010	$971	$(862)	$6,119

Segment end of period assets	$3,277,181	$29,891	$9,993	$3,317,065

Net interest margin	3.57%	NM	NM	3.56%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Segment information for the six months ended June 30, 2014 and 2013 follows:

	Six Months Ended June 30, 2014
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$54,554	$95	$205	$54,854

Provision for loan losses	470	—	(480)	(10)

Net refund transfer fees	—	—	16,224	16,224
Mortgage banking income	—	1,298	—	1,298
Other non-interest income	12,180	145	1,125	13,450
Total non-interest income	12,180	1,443	17,349	30,972

Total non-interest expenses	48,536	2,223	6,900	57,659

Income (loss) before income tax expense	17,728	(685)	11,134	28,177
Income tax expense (benefit)	5,994	(240)	4,117	9,871
Net income (loss)	$11,734	$(445)	$7,017	$18,306

Segment end of period assets	$3,434,716	$12,231	$18,377	$3,465,324

Net interest margin	3.32%	NM	NM	3.29%

	Six Months Ended June 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$57,567	$258	$72	$57,897

Provision for loan losses	1,019	—	(739)	280

Net refund transfer fees	—	—	13,697	13,697
Mortgage banking income	—	5,454	—	5,454
Bargain purchase gain - FCB	1,324	—	—	1,324
Other non-interest income	12,057	83	693	12,833
Total non-interest income	13,381	5,537	14,390	33,308

Total non-interest expenses	50,625	1,769	8,607	61,001

Income before income tax expense	19,304	4,026	6,594	29,924
Income tax expense	6,732	1,409	2,308	10,449
Net income	$12,572	$2,617	$4,286	$19,475

Segment end of period assets	$3,277,181	$29,891	$9,993	$3,317,065

Net interest margin	3.58%	NM	NM	3.56%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

12.                                                       OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Available for Sale Securities:
Unrealized gain (loss) on securities available for sale	$2,626	$(2,566)	$2,628	$(2,965)
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	315	238	369	422
Net unrealized gains (losses)	2,941	(2,328)	2,997	(2,543)
Tax effect	(1,029)	815	(1,049)	891
Net of tax	1,912	(1,513)	1,948	(1,652)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(265)	—	(505)	—
Reclassification adjustment for gains realized in income	—	—	—	—
Net unrealized gains	(265)	—	(505)	—
Tax effect	92	—	176	—
Net of tax	(173)	—	(329)	—

Total other comprehensive income, net of tax	$1,739	$(1,513)	$1,619	$(1,652)

The following is a summary of the accumulated OCI balances, net of tax:

(in thousands)	Balance at December 31, 2013	Change for Six Months ending June 30, 2014	Balance at June 30, 2014

Unrealized gain on securities available for sale	$2,526	$1,708	$4,234
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	240	724
Unrealized gain (loss) on cash flow hedge	111	(329)	(218)
	$3,121	$1,619	$4,740

(in thousands)	Balance at December 31, 2012	Change for Six Months ending June 30, 2013	Balance at June 30, 2013

Unrealized gain (loss) on securities available for sale	$5,610	$(1,926)	$3,684
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	2	274	276
	$5,612	$(1,652)	$3,960

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company (“RB&T” or the “Bank”). The Bank is a Kentucky-based, state chartered non-member financial institution. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

On May 9, 2014, Republic Bank, the Company’s wholly-owned, federally chartered savings institution, merged into RB&T. The merged institution operates under the name Republic Bank & Trust Company. The merger did not materially impact the Company’s consolidated financial statements.

Subsequent to June 30, 2014, the Company formed Republic Insurance Services, Inc. (the “Captive”). The Captive is a wholly-owned insurance subsidiary of the Company that will provide property and casualty insurance coverage to the Company and the Bank and reinsurance to five other third party insurance captives for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiary; and the term the “Bank” refers to the Company’s subsidiary bank, RB&T.

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

•               the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to future business acquisitions, in general, and the Bank’s two FDIC-assisted acquisitions in 2012; and

•               future accretion of discounts on loans acquired in the Bank’s two FDIC-assisted acquisitions in 2012 and the effect of such accretion on the Bank’s net interest income and net interest margin.

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Along with the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for separate and independent segment reporting. Net income, total assets and net interest margin by segment for the three and six months ended June 30, 2014 and 2013 are presented below:

	Three Months Ended June 30, 2014
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$5,953	$(52)	$421	$6,322
Segment assets	3,434,716	12,231	18,377	3,465,324
Net interest margin	3.35%	NM	NM	3.35%

	Three Months Ended June 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,010	$971	$(862)	$6,119
Segment assets	3,277,181	29,891	9,993	3,317,065
Net interest margin	3.57%	NM	NM	3.56%

	Six Months Ended June 30, 2014
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$11,734	$(445)	$7,017	$18,306
Segment assets	3,434,716	12,231	18,377	3,465,324
Net interest margin	3.32%	NM	NM	3.29%

	Six Months Ended June 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$12,572	$2,617	$4,286	$19,475
Segment assets	3,277,181	29,891	9,993	3,317,065
Net interest margin	3.58%	NM	NM	3.56%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

As of June 30, 2014, in addition to an Internet delivery channel, Republic had 42 full-service banking centers with locations as follows:

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

Through the Traditional Banking segment, the Bank provides short-term, revolving credit facilities to mortgage bankers across the Nation through mortgage warehouse lines of credit.  These credit facilities are secured by single family, first lien residential real estate loans.

Additionally, through the Traditional Banking segment, the Bank began acquiring single family mortgage loans for investment through its Correspondent Lending division in May 2014. Correspondent lending generally involves the Bank acquiring closed loans that meet the Bank’s specifications from its Mortgage Warehouse clients. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending division are amortized into income on the level-yield method over the expected life of the loan.

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

(III)  Republic Processing Group segment

All divisions of the RPG segment operate through the Bank. Nationally, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. The RPS division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers.  The RCS division is piloting short-term consumer credit products.

See additional detail regarding RPG under Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013)

Net income for the three months ended June 30, 2014 was $6.3 million, representing an increase of $203,000 compared to the same period in 2013. Diluted earnings per Class A Common Share was unchanged at $0.30 for the quarters ended June 30, 2014 and 2013.

Within the Company’s Traditional Banking segment, net income for the second quarter of 2014 decreased $57,000 from the same period in 2013 primarily due to compression within net interest income.

The Company’s Mortgage Banking segment reflected a net loss of $52,000 for the second quarter of 2014 compared to net income of $971,000 for the same period in 2013.  The decrease in net income was primarily due to lower demand for long-term fixed rate mortgage products, which resulted from a rise in long-term interest rates that began in May 2013.

RPG’s second quarter 2014 net income improved $1.3 million over an $862,000 net loss for the same period in 2013. The improved performance was primarily driven by the TRS division, which experienced a 47% increase in the dollar volume of tax refunds processed during the quarter.  In addition, TRS experienced a $790,000 decrease in legal fees for the quarter, as the Company incurred substantial legal expenses during the second quarter of 2013 related to contract disputes with its previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

The TRS division of the RPG segment derives substantially all of its revenue during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

Other general highlights by segment for the quarter ended June 30, 2014 consisted of the following:

Traditional Banking segment

•                  Net income decreased $57,000, or 1%, for the second quarter of 2014 compared to the same period in 2013.

•                  Provision for loan losses (“Provision”) was $710,000 for the quarter ended June 30, 2014 compared to $1.0 million for the same period in 2013.

•                  Net interest income decreased $1.2 million, or 4%, for the second quarter of 2014 to $27.4 million. The Traditional Banking segment net interest margin decreased 22 basis points for the quarter ended June 30, 2014 to 3.35%.

•                  Total non-interest income decreased $299,000, or 4%, for the second quarter of 2014 compared to the same period in 2013.

•                  Total non-interest expense decreased $1.5 million, or 6%, during the second quarter of 2014 compared to the second quarter of 2013.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income decreased $1.4 million, or 63%, during the second quarter of 2014 compared to the same period in 2013.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $15 million during the second quarter of 2014 compared to $122 million during the same period in 2013.  The second quarter of 2013 volume significantly benefited from favorable long-term interest rates. Increases in long-term interest rates, which began to occur in May 2013, continue to negatively impact demand for mortgage refinances in particular, with this impact expected to continue through 2014.

Republic Processing Group segment

•                  Net income improved $1.3 million for the second quarter of 2014, as the RPG segment went from a net loss of $862,000 for the second quarter of 2013 to net income of $421,000 for the same period in 2014.

•                  While RB&T permanently discontinued the offering of its Refund Anticipation Loan (“RAL”) product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. RPG recorded a net credit to the Provision of $17,000 for the second quarter of 2014 compared to a $140,000 credit for the same period in 2013.

•                  Non-interest income was $2.3 million for the second quarter of 2014 compared to $1.9 million for the same period in 2013.

•                  Net RT revenue increased $153,000, or 9%, during the second quarter of 2014 compared to the second quarter of 2013.

•                  Non-interest expenses were $1.8 million for the second quarter of 2014 compared to $3.4 million for the same period in 2013.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013)

Net Interest Income

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income decreased $1.2 million, or 4%, for the second quarter of 2014 compared to the same period in 2013. The total Company net interest margin decreased from 3.56% during the second quarter of 2013 to 3.35% for the second quarter of 2014.  The primary driver of the decrease in total Company net interest income and net interest margin was a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs.  Further contributing to the contraction in the Company’s net interest income and net interest margin was a general lack of growth in the Company’s average interest-earning assets over the past 12 months, which increased only $70 million, or 2%, over this time period.  The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $1.2 million, or 4%, for the quarter ended June 30, 2014 compared to the same period in 2013. The Traditional Banking net interest margin decreased 22 basis points from the same period in 2013 to 3.35%. The decrease in the Traditional Bank’s net interest income and net interest margin during 2014 was primarily attributable to the following factors:

•                  Excluding the mortgage warehouse loan portfolio (discussed below), the Traditional Banking segment continued to experience downward repricing in its loans and investment portfolios during the second quarter of 2014 resulting from ongoing paydowns and early payoffs. As a result, the yield in both the loan and investment portfolios declined from the second quarter 2013 to the same period in 2014.

•                  Traditional Bank loans, excluding mortgage warehouse loans, experienced yield compression of 32 basis points from the second quarter of 2013 compared to the same period in 2014.  Average loans outstanding, excluding mortgage warehouse loans, were $2.42 billion with a weighted average yield of 4.93% during the second quarter of 2013 compared to $2.45 billion with a weighted average yield of 4.61% during the same period 2014.

•                  Traditional Bank taxable investment securities experienced yield compression of 13 basis points from the second quarter of 2013 compared to the same period in 2014. Average taxable investment securities outstanding were $511 million with a weighted average yield of 1.79% during the second quarter of 2013 compared to $530 million with a weighted average yield of 1.66% during the same period in 2014.

•                  Average outstanding mortgage warehouse lines of credit increased $26 million from the second quarter of 2013 to the same period in 2014.  Average mortgage warehouse loans outstanding were $173 million during the second quarter of 2014 with a weighted-average yield of 4.13%, compared to average loans outstanding of $147 million with a weighted-average yield of 4.55% for the same period in 2013.  As a result, interest income on mortgage warehouse lines of credit increased $116,000 during the second quarter of 2014 compared to the same period in 2013. See additional detail regarding Mortgage Warehouse lines of credit under the section titled “Loan Portfolio” in this section of the filing.

•                  Net interest income continued to benefit from discount accretion on loans acquired from the Bank’s 2012 FDIC-assisted acquisitions, although to a lesser degree than it has in the past.  Altogether, this discount accretion totaled $1.4 million for the second quarter of 2014 compared to $1.8 million for the second quarter of 2013, adding 17 and 22 basis points, respectively, to the net interest margin for these periods. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $647,000 for the remainder of 2014. Similar to the second quarter 2014, the accretion estimate for the remainder of 2014 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

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

In addition to the margin compression challenges noted above, the Bank has employed certain strategies over the past 15 months to improve its net interest income.  These strategies have expectedly had a negative impact on the Bank’s interest rate risk position in a rising rate environment.  Management’s future strategies to improve its net interest income will likely continue to be impacted by the Bank’s overall interest rate risk position at that time.

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

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the quarters ended June 30, 2014 and 2013.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$530,472	$2,205	1.66%	$511,225	$2,293	1.79%
Federal funds sold and other interest-earning deposits	128,473	90	0.28%	127,696	91	0.29%
Loans and fees(2)(3)	2,632,190	30,110	4.58%	2,590,643	31,735	4.90%

Total interest-earning assets	3,291,135	32,405	3.94%	3,229,564	34,119	4.23%

Allowance for loan losses	(22,430)			(23,345)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	62,784			70,219
Premises and equipment, net	33,055			33,336
Other assets(1)	94,627			45,335
Total assets	$3,459,171			$3,355,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$742,116	$117	0.06%	$694,224	$119	0.07%
Money market accounts	478,871	194	0.16%	511,252	148	0.12%
Time deposits	171,569	265	0.62%	188,742	323	0.68%
Brokered money market and brokered CD’s	104,938	361	1.38%	121,660	385	1.27%

Total interest-bearing deposits	1,497,494	937	0.25%	1,515,878	975	0.26%

Securities sold under agreements to repurchase and other short-term borrowings	259,132	22	0.03%	149,237	13	0.03%
Federal Home Loan Bank advances	562,209	3,267	2.32%	588,712	3,735	2.54%
Subordinated note	41,240	629	6.10%	41,240	629	6.10%

Total interest-bearing liabilities	2,360,075	4,855	0.82%	2,295,067	5,352	0.93%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	526,599			492,442
Other liabilities	15,388			18,956
Stockholders’ equity	557,109			548,644
Total liabilities and stockholders’ equity	$3,459,171			$3,355,109

Net interest income		$27,550			$28,767

Net interest spread			3.12%			3.30%

Net interest margin			3.35%			3.56%

(1)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $2.3 million and $2.9 million for the three months ended June 30, 2014 and 2013.

(3)         Average balances for loans include the principal balance of non-accrual loans and loans held for sale. Average balances are net of all premiums, discounts, fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended June 30, 2014 and 2013

		Three Months Ended June 30, 2014
		Compared to
		Three Months Ended June 30, 2013
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(88)	$337	$(425)
Federal funds sold and other interest-earning deposits	(1)	2	(3)
Loans and fees	(1,625)	2,010	(3,635)

Net change in interest income	(1,714)	2,349	(4,063)

Interest expense:

Transaction accounts	(2)	32	(34)
Money market accounts	46	(39)	85
Time deposits	(58)	(113)	55
Brokered money market and brokered CDs	(24)	(223)	199
Securities sold under agreements to repurchase and other short-term borrowings	9	37	(28)
Federal Home Loan Bank advances	(468)	(653)	185
Subordinated note	—	—	—

Net change in interest expense	(497)	(959)	462

Net change in net interest income	$(1,217)	$3,308	$(4,525)

Provision for Loan Losses (Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013)

The Company recorded a net provision of $693,000 for the second quarter 2014, compared to a net provision of $905,000 for the same period in 2013.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2014 was a provision of $710,000, a $335,000 improvement from the $1.0 million net charge recorded during the second quarter of 2013.  The improvement in the Provision from the second quarter of 2013 to 2014 was primarily due to the following:

•                  The Traditional Bank posted a net increase of $905,000 in allocations associated with “Pass” rated loans during the second quarter of 2014 compared to a net increase of $1.6 million for the same period in 2013.  The change in the provisions associated with the Bank’s Pass rated credits, represented a positive swing in provision expense of approximately $700,000 for the quarter.  The increase during the second quarter of 2014 was primarily driven by increases in residential real estate loans and outstanding warehouse lines of credit during the period. The increase in allocations during the second quarter of 2013 was generally associated with increases in commercial real estate (“CRE”) loans driven by the Bank’s 2013 CRE promotional products.

•                  The Traditional Bank posted a net increase of $75,000 in the Provision associated with loans rated “Substandard” for the second quarter of 2014 compared to a net decrease of $1.5 million for the same period in 2013.  During the second quarter of 2014 and 2013, the Bank had no significant impairment charges for individually evaluated “Substandard” relationships.  The change in the provisions associated with the Bank’s substandard rated credits, represented a negative swing in provision expense of approximately $1.6 million for the quarter.

•                  The Traditional Bank posted net increases of $33,000 and $178,000 to the Provision during the second quarters of 2014 and 2013 associated with small-dollar, retail nonaccrual loans. Provisions for these loans during the periods were partially driven by an increase in the portfolio balance and partially by the Bank’s updated migration analysis.  The change in the provisions associated with the Bank’s small dollar and retail non accrual credits, represented a positive swing in provision expense of approximately $145,000 for the quarter.

•                  The Traditional Bank posted net increases of $5,000 and $746,000 to the Provision during the second quarters of 2014 and 2013 associated with purchased credit impaired (“PCI”) loans. Increases in the Provision reflect probable shortfalls in cash flows below initial estimates for these loans. Credits to the Provision generally reflect reversals of provisions made in prior periods due to positive loan workouts.  The change in the provisions associated with the Bank’s PCI credits, represented a positive swing in provision expense of approximately $741,000 for the quarter.

•                  The Traditional Bank posted a net decrease of $308,000 in Provision associated with loans rated “Special Mention” for the second quarter of 2014 compared to a net decrease of $39,000 for the same period in 2013.  The decrease during the second quarter of 2014 was primarily driven by an updated cash flow analysis of the Bank’s retail troubled debt restructured loans.  The change in the provisions associated with the Bank’s special mention credits, represented a positive swing in provision expense of approximately $269,000 for the quarter.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.84% at June 30, 2014 compared to 0.89% at December 31, 2013 and 0.86% at June 30, 2013.  The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2014.

See the sections titled “Allowance for Loan Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Republic Processing Group segment

As previously reported, the Company ceased offering the RAL product effective April 30, 2012.  During the second quarter 2014 and 2013, the Bank recorded recoveries of $63,000 and $140,000 to the Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded $46,000 to the Provision during the second quarter of 2014 associated with short-term consumer loans originated by the RCS division. Because RCS loans first piloted in September 2013, no such expense applied for the same period in 2013.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan Loss Experience for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended
	June 30,
(dollars in thousands)	2014	2013
Allowance at beginning of period	$22,367	$23,563
Charge offs:

Residential real estate:
Owner occupied - bank originated	(202)	(512)
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	(7)	(115)
Commercial real estate	(2)	(651)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(1)	(600)
Commercial & industrial	(20)	(310)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(217)	(93)
Consumer:
RPG loans	—	—
Credit cards	(37)	(50)
Overdrafts	(142)	(130)
Other consumer	(87)	(101)
Total charge offs	(715)	(2,562)

Recoveries:

Residential real estate:
Owner occupied - bank originated	46	100
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	3	6
Commercial real estate	3	61
Commercial real estate - purchased whole loans	—	—
Construction & land development	84	2
Commercial & industrial	22	49
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	14	33
Consumer:
RPG loans	—	—
Credit cards	7	5
Overdrafts	97	99
Other consumer	88	90
Refund Anticipation Loans	63	140
Total recoveries	427	585

Net charge offs	(288)	(1,977)

Provision - Traditional Banking	710	1,045
Provision - RPG Loans	(17)	(140)
Total Provision	693	905

Allowance at end of period	$22,772	$22,491

Credit Quality Ratios:
Allowance to total loans	0.84%	0.86%
Allowance to non-performing loans	112%	93%
Annualized net loan charge offs to average loans - Total Company	0.04%	0.31%
Annualized net loan charge offs to average loans - Traditional Banking	0.05%	0.33%

Non-interest Income (Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013)

Non-interest income decreased $1.3 million, or 12%, for the second quarter of 2014 compared to the same period in 2013. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $299,000, or 4%, for the second quarter of 2014 compared to the same period in 2013.

Net gains on the sale of OREO decreased $770,000, or 74%, from a net gain of $1.0 million recorded during the second quarter of 2013 to $264,000 for the same period in 2014.

Service charges on deposit accounts increased from $3.5 million for the second quarter of 2013 to $3.6 million for the second quarter of 2014.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarter ended June 30, 2014 and 2013 were $1.9 million and $2.0 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended June 30, 2014 and 2013 were $400,000 and $410,000.

During the second quarter of 2014, the Bank recorded $379,000 from an increase in the cash surrender value of its Bank Owned Life Insurance (“BOLI”), an investment first made by the Bank in the fourth quarter of 2013.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.4 million, or 63%, during the second quarter of 2014 compared to the same period in 2013.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $15 million during the second quarter of 2014 compared to $122 million during the same period in 2013.  The second quarter of 2013 volume significantly benefited from favorable long-term interest rates. Increases in long-term interest rates, which began during May 2013, continue to negatively impact demand for mortgage refinances in particular, with this impact expected to continue through 2014.

Republic Processing Group segment

RPG non-interest income increased $400,000, or 21%, during the second quarter of 2014 compared to the same period in 2013 partially due to the TRS division, which experienced a 47% increase in the dollar volume of tax refunds processed.  This increase was driven by a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic, a direct result of new contracts between the Company and third party tax preparation companies. Additionally, the RCS division recorded $150,000 in fee income during the second quarter of 2014 related to the initiation of one of its pilot small-dollar consumer loan programs.

For additional discussion of non-interest income related to RPG, see the non-interest income discussion for the RPG business segment for the six months ended June 30, 2014 compared to six months ended June 30, 2013.

Non-interest Expenses (Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013)

Total Company non-interest expenses decreased $3.0 million, or 10%, during the second quarter of 2014 compared to the same period in 2013.  The most significant components comprising the change in non-interest expense by business segment were as follows:

Traditional Banking segment

For the second quarter of 2014 compared to the same period in 2013, Traditional Banking non-interest expenses decreased $1.5 million, or 6%.

Salaries and benefits decreased $1.1 million, or 8%, for the second quarter of 2014. Contributing to the Bank’s decrease in salaries and benefits was a decrease in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which declined from 735 at June 30, 2013 to 676 at June 30, 2014. The decrease in the Bank’s FTEs was primarily the result of a modest reduction in force (“RIF”) during the fourth quarter of 2013.

OREO expense decreased $398,000, or 42%, for the second quarter of 2014 consistent with the Company’s reduction in REO properties from 56 properties at June 30, 2013 to 31 properties at June 30, 2014.

Legal expenses decreased $447,000, or 69%, for the second quarter of 2014 due primarily to elevated legal expenses on two nonperforming loans during the second quarter of 2013.

Partially offsetting the decreases above, marketing expenses increased $98,000, or 11%, for the quarter due primarily to the Bank’s new brand marketing campaign, which was launched in the second quarter of 2014.

Additionally, occupancy expense increased $304,000, or 6%, during the second quarter of 2014 due to additional equipment maintenance costs, acceleration of depreciable lives on certain defunct assets, and an increase in certain leased premises, including a new Nashville banking center opened in the third quarter of 2013.

Republic Processing Group segment

For the second quarter of 2014 compared to the same period in 2013, RPG non-interest expenses decreased $1.6 million, or 47%.

Legal expenses decreased $790,000, or 114%, for the second quarter of 2014 due to substantial legal expenses incurred during the second quarter of 2013 related to contract disputes with TRS’s previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

Salaries and employee benefits decreased $223,000, or 14%, primarily due to a decline of six FTEs and lower contract labor staffing costs.

Occupancy expenses decreased $128,000, or 23%, for the second quarter of 2014 compared to the second quarter of 2013 primarily due to a reduction in leased square footage.

OVERVIEW (Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013)

Net income for the six months ended June 30, 2014 was $18.3 million, representing a decrease of $1.2 million, or 6%, compared to the same period in 2013. Diluted earnings per Class A Common Share decreased to $0.88 for the six months ended June 30, 2014 compared to $0.94 for the same period in 2013.

Within the Company’s Traditional Banking segment, net income for the first six months of 2014 decreased $838,000 from the same period in 2013 primarily due to compression within its net interest income.

The Company’s Mortgage Banking segment reflected a net loss of $445,000 for the first six months of 2014 compared to net income of $2.6 million from the same period in 2013, primarily due to lower demand for mortgage products after a sharp rise in long-term interest rates, which began in May 2013.

RPG’s first six months of 2014 net income increased $2.7 million, or 64%, over the same period in 2013.  The improved performance was primarily driven by the TRS division, which experienced a 74% increase in the dollar volume of tax refunds processed during the first six months of the year.  In addition, TRS experienced a $943,000 decrease in legal fees for the first six months of 2014, as the Company incurred substantial legal expenses during the first six months of 2013 related to contract disputes with its previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

The TRS division of the RPG segment derives substantially all of its revenue during the first half of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

Other general highlights by segment for the six months ended June 30, 2014 consisted of the following:

Traditional Banking segment

•                  Net income decreased $838,000, or 7%, for the first six months of 2014 compared to the same period in 2013.

•                  The Provision was $470,000 for the first six months of 2014 compared to $1.0 million for the same period in 2013.

•                  Net interest income decreased $3.0 million, or 5%, for the first six months of 2014 to $54.6 million. The Traditional Banking segment net interest margin decreased 26 basis points for the first six months of 2014 to 3.32%.

•                  Total non-interest income decreased $1.2 million, or 9%, for the first six months of 2014 compared to the same period in 2013.

•                  Total non-interest expense decreased $2.1 million, or 4%, during the first six months of 2014 compared to the first six months of 2013.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.75% at June 30, 2014, compared to 0.81% at December 31, 2013 and 0.92% at June 30, 2013.

•                  Gross Traditional Bank loans, excluding outstanding Mortgage Warehouse lines, increased by $39 million, or 2%, from December 31, 2013 to June 30, 2014.

•                  Outstanding Mortgage Warehouse lines of credit totaled $244 million at June 30, 2014 compared to $150 million at December 31, 2013 and $178 million at June 30, 2013.

•                  Traditional Bank deposits grew by $3 million, or less than 1%, from December 31, 2013 to June 30, 2014.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income decreased $4.2 million, or 76%, during the first six months of 2014 compared to the same period in 2013.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $31 million during the first six months of 2014 compared to $200 million during the same period in 2013.  The first six months of 2013 significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products. This negative impact on demand continued through the remainder of 2013, on into the first six months of 2014 and is expected to continue through the remainder of 2014.

Republic Processing Group segment

•                  Net income increased $2.7 million, or 64%, for the first six months of 2014 compared to the same period in 2013.

•                  The total dollar volume of tax refunds processed during the first six months of 2014 tax season increased $3 billion, or 74%, from the first six months of 2013 tax season due primarily to a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic, a direct result of new contracts between the Company and third party tax preparation companies.

•                  Net RT revenue increased $2.5 million, or 18%, during the first six months of 2014 compared to the first six months of 2013.

•                  While RB&T permanently discontinued the offering of its RAL product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. RPG recorded a net credit to the Provision of $480,000 for the first six months of 2014, compared to a $739,000 credit for the same period in 2013.

•                  Non-interest income was $17.3 million for the first six months of 2014 compared to $14.4 million for the same period in 2013.

•                  Non-interest expenses were $6.9 million for the first six months of 2014 compared to $8.6 million for the same period in 2013.

•                  The Bank resolved its contract dispute with Liberty Tax Service (“Liberty”) during January 2014.  With the matter resolved, RB&T entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015. Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenue for the two-year term of the contract by an average of approximately 16% over its 2013 net annual revenue level. Additional overhead expenses with the new contract are expected to be minimal.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013)

Net Interest Income

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and FHLB advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income decreased $3.0 million, or 5%, for the first six months of 2014 compared to the same period in 2013. The total Company net interest margin decreased from 3.56% during the first six months of 2013 to 3.29% for the first six months of 2014.  The primary driver of the decrease in total Company net interest income and net interest margin was a continuing general decline in the Company’s interest-earning asset yields without a similar decline in funding costs.  Further contributing to the contraction in the Company’s net interest income and net interest margin was a general lack of growth in the Company’s average interest-earning assets over the past 12 months, which increased only $77 million, or 2%, over this time period.  The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $3.0 million, or 5%, for the six months ended June 30, 2014 compared to the same period in 2013. The Traditional Banking net interest margin decreased 26 basis points from the same period in 2013 to 3.32%. The decrease in the Traditional Bank’s net interest income and net interest margin during 2014 was primarily attributable to the following factors:

•                  Excluding outstanding mortgage warehouse loans (discussed below), the Traditional Banking segment continued to experience downward repricing in its loans and investment portfolios during the first six months of 2014 resulting from ongoing paydowns and early payoffs. As a result, the yield in both the loan and investment portfolios declined from the first six months of 2013 to the same period in 2014.

•                  Traditional Bank loans, excluding mortgage warehouse loans, experienced yield compression of 27 basis points from the first six months of 2013 compared to the same period in 2014.  Average loans outstanding, excluding mortgage warehouse loans, were $2.42 billion with a weighted average yield of 4.94% during the first six months of 2013 compared to $2.44 billion with a weighted average yield of 4.67% during the same period 2014.

•                  Traditional Bank taxable investment securities experienced yield compression of 14 basis points from the first six months of 2013 compared to the same period in 2014. Average taxable investment securities outstanding were $510 million with a weighted average yield of 1.82% during the first six months of 2013 compared to $515 million with a weighted average yield of 1.68% during the same period in 2014.

•                  Despite a strong quarter of growth and higher average outstanding balances in Mortgage Warehouse loans during the second quarter of 2014, average outstanding balances for the mortgage warehouse loan portfolio during the first six months of 2014 decreased $2 million compared to the same period in 2013.  The decline in average outstanding balances for the first six months of 2014 was due primarily to a higher interest rate environment during the first six months of the year, which contributed to a decreased demand for the product.  More specifically, long-term residential mortgage rates increased approximately 100 basis points in May 2013.  The rapid rise in rates greatly diminished refinance demand for consumer mortgage products through the Bank’s mortgage company clients, thereby decreasing the mortgage company clients’ usage of their mortgage warehouse lines of credit.  Average mortgage warehouse loans outstanding were $145 million during the first six months of 2014 with a weighted-average yield of 4.15%, compared to average loans outstanding of $147 million with a weighted-average yield of 4.54% for the same period in 2013.  As a result, interest income on mortgage warehouse lines of credit decreased $334,000 during the first six months of 2014 compared to the same period in 2013.

•                  Net interest income continued to benefit from discount accretion on loans acquired from the Bank’s 2012 FDIC-assisted acquisitions, although to a lesser degree.  Altogether, this discount accretion totaled $3.5 million for the first six months of 2014 compared to $3.3 million for the first six months of 2013, adding 21 and 20 basis points, respectively, to the net interest margin for these periods. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $647,000 for the remainder of 2014. Similar to the first six months of 2014, the accretion estimate for the remainder of 2014 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

The downward repricing of interest-earning assets is expected to continue to cause compression in Republic’s net interest income and net interest margin in the near future. Because the FFTR, the index which many of the Bank’s short-term deposit rates track, has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Market Committee of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest-bearing margin caused by its repricing loans and investments.

In addition to the margin compression challenges noted above, the Bank has employed certain strategies over the past 15 months to improve its net interest income.  These strategies have expectedly had a negative impact on the Bank’s interest rate risk position in a rising rate environment.  Management’s future strategies to improve its net interest income will likely continue to be impacted by the Bank’s overall interest rate risk position at that time.

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

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the six months ended June 30, 2014 and 2013.

Table 4 — Total Company Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$515,170	$4,328	1.68%	$510,122	$4,652	1.82%
Federal funds sold and other interest-earning deposits	217,228	302	0.28%	156,805	219	0.28%
Loans and fees(2)(3)	2,598,376	60,272	4.64%	2,586,809	63,649	4.92%

Total interest-earning assets	3,330,774	64,902	3.90%	3,253,736	68,520	4.21%

Allowance for loan losses	(22,687)			(23,597)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	89,713			89,951
Premises and equipment, net	33,043			33,421
Other assets(1)	84,338			48,622
Total assets	$3,515,181			$3,402,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$733,963	$234	0.06%	$673,304	$231	0.07%
Money market accounts	482,486	386	0.16%	520,059	316	0.12%
Time deposits	174,546	538	0.62%	196,424	715	0.73%
Brokered money market and brokered CD’s	110,142	757	1.37%	124,116	768	1.24%

Total interest-bearing deposits	1,501,137	1,915	0.26%	1,513,903	2,030	0.27%

Securities sold under agreements to repurchase and other short-term borrowings	241,205	44	0.04%	175,932	42	0.05%
Federal Home Loan Bank advances	578,544	6,831	2.36%	570,497	7,293	2.56%
Subordinated note	41,240	1,258	6.10%	41,240	1,258	6.10%

Total interest-bearing liabilities	2,362,126	10,048	0.85%	2,301,572	10,623	0.92%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	583,258			531,314
Other liabilities	15,287			23,158
Stockholders’ equity	554,510			546,089
Total liabilities and stockholders’ equity	$3,515,181			$3,402,133

Net interest income		$54,854			$57,897

Net interest spread			3.05%			3.29%

Net interest margin			3.29%			3.56%

(1)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $5.4 million and $5.6 million for the six months ended June 30, 2014 and 2013.

(3)         Average balances for loans include the principal balance of non-accrual loans and loans held for sale. Average balances are net of all premiums, discounts, fees and costs.

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

Table 5 — Total Company Volume/Rate Variance Analysis for the Six Months Ended June 30, 2014 and 2013

		Six Months Ended June 30, 2014
		Compared to
		Six Months Ended June 30, 2013
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(324)	$91	$(415)
Federal funds sold and other interest-earning deposits	83	168	(85)
Loans and fees	(3,377)	567	(3,944)

Net change in interest income	(3,618)	826	(4,444)

Interest expense:

Transaction accounts	3	40	(37)
Money market accounts	70	(49)	119
Time deposits	(177)	(149)	(28)
Brokered money market and brokered CDs	(11)	(183)	172
Securities sold under agreements to repurchase and other short-term borrowings	2	27	(25)
Federal Home Loan Bank advances	(462)	204	(666)
Subordinated note	—	—	—

Net change in interest expense	(575)	(110)	(465)

Net change in net interest income	$(3,043)	$936	$(3,979)

Provision for Loan Losses (Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013)

The Company recorded a net credit to the Provision of $10,000 for the first six months of 2014, compared to a net charge of $280,000 for the same period in 2013.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision was $470,000 during the first six months of 2014, a $549,000 improvement from the $1.0 million net provision recorded during the first six months of 2013.  The improvement in the Provision from the first six months of 2013 to 2014 was primarily due to the following:

•                  The Traditional Bank posted a net increase of $532,000 in allocations associated with “Pass” rated loans during the first six months of 2014 compared to a net increase of $1.3 million for the same period in 2013.  The increase during the first six months of 2014 was primarily driven by increases in residential real estate loans and outstanding warehouse lines of credit during the period. The increase in allocations during the first six months of 2013 was generally associated with increases in CRE loans driven by the Bank’s 2013 CRE promotional products.  The change in the provisions associated with the Bank’s Pass rated credits, represented a positive swing in provision expense of approximately $832,000 for the first six months of 2014 as compared to the first six months of 2013.

•                  The Traditional Bank posted a net increase of $164,000 in Provision associated with loans rated “Substandard” for the first six months of 2014 compared to a net decrease of $1.1 million for the same period in 2013.  During the first six months of 2014 and 2013, the Bank had no significant impairment charges for individually evaluated “Substandard” relationships.  The change in the provisions associated with the Bank’s substandard rated credits, represented a negative swing in provision expense of approximately $1.3 million for the first six months of 2014 as compared to the first six months of 2013.

•                  The Traditional Bank posted a net increase of $448,000 and $198,000 to the Provision during the first six months of 2014 and 2013 associated with small-dollar retail nonaccrual loans. Provisions for these loans during the periods were partially driven by an increase in the portfolio balance and partially by the Bank’s updated migration analysis.  The change in the provisions associated with the Bank’s small-dollar retail nonaccrual credits, represented a negative swing in provision expense of approximately $250,000 for the first six months of 2014 as compared to the first six months of 2013.

•                  The Traditional Bank posted a net decrease of $280,000 to the Provision during the first six months of 2014 and a net increase of $786,000 for the same period in 2013 associated with PCI loans. Increases in the Provision during 2013 generally reflect probable shortfalls in cash flows below initial estimates for these loans. The net credit to the Provision during 2014 generally reflects reversals of provisions made in prior periods due to positive loan workouts.  The change in the provisions associated with the Bank’s PCI credits, represented a positive swing in provision expense of approximately $1.1 million for the first six months of 2014 as compared to the first six months of 2013.

•                  The Traditional Bank posted net decreases of $394,000 and $148,000 in the Provision associated with loans rated “Special Mention” for the first six months of 2014 and 2013.  The decrease during the first six months of 2014 was primarily driven by quarterly updated cash flow analyses of the Bank’s retail troubled debt restructured loans.  The change in the provisions associated with the Bank’s special mention credits, represented a positive swing in provision expense of approximately $246,000 for the first six months of 2014 as compared to the first six months of 2013.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.84% at June 30, 2014 compared to 0.89% at December 31, 2013 and 0.86% at June 30, 2013.  The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2014.

See the sections titled “Allowance for Loan Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Republic Processing Group segment

As previously reported, the Company ceased offering the RAL product effective April 30, 2012.  During the first six months of 2014 and 2013, the Bank recorded recoveries of $526,000 and $739,000 to the Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded a charge of $46,000 to the Provision during the first six months of 2014 associated with short-term consumer loans originated by the RCS division. Because RCS loans first piloted in September 2013, no such expense was recorded for the same period in 2013.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 6 — Summary of Loan Loss Experience for the Six months ended June 30, 2014 and 2013

	Six Months Ended
	June 30,
(dollars in thousands)	2014	2013
Allowance at beginning of period	$23,026	$23,729
Charge offs:

Residential real estate:
Owner occupied - bank originated	(419)	(713)
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	(22)	(158)
Commercial real estate	(374)	(665)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(18)	(600)
Commercial & industrial	(20)	(310)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(283)	(136)
Consumer:
RPG loans	—	—
Credit cards	(42)	(60)
Overdrafts	(293)	(305)
Other consumer	(156)	(170)
Total charge offs	(1,627)	(3,117)

Recoveries:

Residential real estate:
Owner occupied - bank originated	80	199
Owner occupied - correspondent	—	—
Non owner occupied - bank originated	9	14
Commercial real estate	145	79
Commercial real estate - purchased whole loans	—	—
Construction & land development	85	38
Commercial & industrial	70	54
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	55	72
Consumer:
RPG loans	—	—
Credit cards	17	10
Overdrafts	214	229
Other consumer	182	165
Refund Anticipation Loans	526	739
Total recoveries	1,383	1,599

Net charge offs	(244)	(1,518)

Provision - Traditional Banking	470	1,019
Provision - RPG Loans	(480)	(739)
Total Provision	(10)	280

Allowance at end of period	$22,772	$22,491

Credit Quality Ratios:
Allowance to total loans	0.84%	0.86%
Allowance to non-performing loans	112%	93%
Annualized net loan charge offs to average loans - Total Company	0.01%	0.12%
Annualized net loan charge offs to average loans - Traditional Banking	0.03%	0.17%

Non-interest Income (Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013)

Non-interest income decreased $2.3 million, or 7%, for the first six months of 2014 compared to the same period in 2013. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $1.2 million, or 9%, for the first six months of 2014 compared to the same period in 2013.

As permitted by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Bank extended the measurement period related to its September 7, 2012 FDIC-assisted FCB acquisition through March 31, 2013. The initial bargain purchase gain recorded in 2012 was recast upward by $1.3 million during the first quarter of 2013, as the fair value of certain assets acquired were adjusted upward to reflect new information existing as of the acquisition date.  Similar income was not recorded for the same period in 2014.

Net gains on the sale of OREO decreased $645,000, or 49%, from a net gain of $1.3 million recorded during the first six months of 2013 to a net gain of $666,000 for the same period in 2014.

Offsetting the decreases above, the Bank recorded a $570,000 increase in the cash surrender value of its Bank Owned Life Insurance (“BOLI”) during the first six months of 2014, an investment first made by the Bank in the fourth quarter of 2013.

Service charges on deposit accounts increased from $6.7 million for the first six months of 2013 to $6.9 million for the first six months of 2014.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2014 and 2013 were $3.7 and $3.8 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2014 and 2013 were $770,000 and $797,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $4.2 million, or 76%, during the first six months of 2014 compared to the same period in 2013.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $31 million during the first six months of 2014 compared to $200 million during the same period in 2013.  The first six months of 2013 significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products. This negative impact on demand continued through the remainder of 2013, on into the first six months of 2014 and is expected to continue through the remainder of 2014.

Republic Processing Group segment

RPG non-interest income increased $3.0 million, or 21%, during the first six months of 2014 compared to the same period in 2013 primarily due to the TRS division, which experienced a 74% increase in the dollar volume of tax refunds processed.  This increase was driven by a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic, a direct result of new contracts between the Company and third party tax preparation companies.

Approximately 45% of RPG’s total net RT revenue for the first six months of 2014 was derived from one tax service provider that has worked with RPG for several years.  This provider’s contract with RPG expires during the 2014 calendar year.  With the expiration of the contract nearing, RPG participated in a competitive bid process for this provider’s future RT business during the first quarter of 2014.  At the conclusion of the bid process, RPG was notified that it will retain this provider’s RT business for another three-year period.  Management, however, believes annual net RT revenue from this provider in the future will likely decline approximately 18% as a result of the newly-proposed, less favorable revenue share arrangement with this particular provider.  Management’s estimated decrease in annual net RT revenue from this provider is exclusive of any potential offsetting revenue resulting from an increase in volume from this or any other RPG tax providers.

Approximately 10% of RPG’s total first six months of 2014 net RT revenue was derived from one new two-year contract, in which the tax preparation provider also assumed the program manager role.  The TRS division of RPG has historically earned RT revenue based on its role as program manager for bank products in the tax refund process.  Program managers for bank products in the tax refund processing business generally 1) supply marketing materials for bank products, 2) supply blank RT check stock for the tax offices, 3) supply tier-1 customer service to the taxpayers, which includes answering taxpayer phone calls related to the status of their RTs and the verification to third parties regarding the validity of the RT checks issued to the taxpayers by the Bank,  and 4) provide overall management of the movement of refunds when received from the government, which includes exception processing and the reconciliation of all funds received and disbursed, among other duties.

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

As previously disclosed, the RPG segment faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RALs were historically at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Stipulation Agreement and a Consent Order (collectively, the “Agreement”), RB&T discontinued RALs effective April 30, 2012. Without the ability to originate RALs, RB&T continues to face stiff competition in the RT marketplace. In addition to the possible loss of volume resulting from additional competitors, RB&T has incurred substantial pressure on its profit margin for RT products via revenue sharing arrangements with its various partners.

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

Non-interest Expenses (Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013)

Total Company non-interest expenses decreased $3.3 million, or 5%, during the first six months of 2014 compared to the same period in 2013. The most significant components comprising the change in non-interest expense by business segment were as follows:

Traditional Banking segment

For the first six months of 2014 compared to the same period in 2013, Traditional Banking non-interest expenses decreased $2.1 million, or 4%.

Salaries and benefits decreased $2.3 million, or 8%, for the first six months of 2014. Contributing to the Bank’s decrease in salaries and benefits was a decrease in the Traditional Banking segment’s FTEs, which declined from 735 at June 30, 2013 to 676 at June 30, 2014. The decrease in the Bank’s FTEs was primarily the result of a modest reduction in force during the fourth quarter of 2013.

Marketing expenses decreased $218,000, or 12%, as the Bank significantly curtailed its $0 closing cost promotion in September 2013. The promotion began in January 2013.  Management expects marketing expenses for the remainder of 2014 to be higher than like periods in 2013 due to the Bank’s 2014 brand marketing campaign.

Occupancy expense increased $797,000, or 8%, during the first six months of 2014, primarily due to an acceleration of depreciation on defunct assets and an increase in leased premises from the first six months of 2013, including a new Nashville banking center opened in the third quarter of 2013.

Republic Processing Group segment

For the first six months of 2014 compared to the same period in 2013, RPG non-interest expenses decreased $1.7 million, or 20%.

Legal expenses decreased $943,000, or 111%, for the first six months of 2014 due to substantial legal expenses incurred during the first six months of 2013 related to contract disputes with TRS’s previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

Salaries and employee benefits decreased $869,000, or 23%, primarily due to lower contract labor staffing costs and a decline of 6 FTEs.

Occupancy expenses decreased $400,000, or 28%, for the first six months of 2014 compared to the first six months of 2013 primarily due to a reduction in leased square footage and depreciation expense.

Offsetting the decreases above, the Bank Franchise expense related to the RPG segment increased $647,000, or 75%, during the first six months of 2014 compared to the same period in 2013, as additional tax was apportioned to the RPG segment due to its overall greater pro-rata share of Company gross receipts. Bank franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise tax is paid to the Commonwealth of Kentucky.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND DECEMBER 31, 2013

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $84 million in cash and cash equivalents at June 30, 2014 compared to $171 million at December 31, 2013.  The Company’s restricted cash includes $2 million in a money market account as collateral to secure settlement obligations related to the RPG segment’s prepaid card program as of June 30, 2014 and December 31, 2013.  The Company’s cash position decreased since December 31, 2013, in general, due to growth in the Bank’s loan portfolio which occurred primarily during the second quarter of 2014.

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

Securities Available for Sale

Securities available for sale primarily consist of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaining eligible securities that are not pledged to secure client repurchase agreements may be pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowing line or as collateral for interest rate swap agreements. Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

During the first six months of 2014, the Bank purchased $60 million, $35 million and $14 million of Agency, U.S. Government and mortgage backed securities with an overall weighted average yield to maturity of 1.11% and a weighted average expected life of approximately three years. While the Company’s general near-term strategy is to maintain minimal cash on its balance sheet by redeploying its net monthly cash flow into new loans or investments, the Bank’s levels and types of investment security purchases during the remainder of 2014 will likely be primarily impacted by its interest rate risk position at the time of the potential purchase.

Loan Portfolio

Gross loans increased by $135 million, or 5%, during the first six months of 2014 to $2.73 billion at June 30, 2014.

Table 7 — Loan Composition

The composition of loans follows:

(in thousands)	June 30, 2014	December 31, 2013

Residential real estate:
Owner occupied - bank originated	$1,127,519	$1,097,795
Owner occupied - correspondent*	11,785	—
Non owner occupied - bank originated	98,644	110,809
Commercial real estate	758,676	773,173
Commercial real estate - purchased whole loans	34,534	34,186
Construction & land development	41,109	44,351
Commercial & industrial	146,334	127,763
Lease financing receivables	310	—
Warehouse lines of credit	244,131	149,576
Home equity	235,919	226,782
Consumer:
RPG loans	3,022	1,827
Credit cards	9,321	9,030
Overdrafts	1,105	944
Other consumer	12,608	13,556

Total loans**	2,725,017	2,589,792
Less: Allowance for loan losses	22,772	23,026

Total loans, net	$2,702,245	$2,566,766

* - Loans acquired through the Bank’s Correspondent Lending channel are generally outside of the Bank’s historical market footprint.

** - Total loans are presented net of premiums, discounts and net loan origination fees and costs.

Following are the most significant factors contributing to fluctuations in the Bank’s loan portfolio:

Purchased Credit Impaired Loans Associated with the Bank’s 2012 FDIC-Assisted Acquisitions

During 2012, the Bank acquired PCI loans in two FDIC-assisted acquisitions with a total contractual balance of $173 million and fair value of $119 million. The Bank has mainly focused its resources toward liquidating these PCI loans. The contractual amount of PCI loans has decreased from $94 million at June 30, 2013 to $58 million at December 31, 2013 and further to $39 million as of June 30, 2014. The carrying value of these loans decreased from $63 million at June 30, 2013 to $41 million at December 31, 2013 to $27 million at June 30, 2014.

Mortgage Warehouse Lines of Credit

Mortgage warehouse lines of credit provide short-term, revolving credit facilities to mortgage bankers across the nation.  These credit facilities are secured by single family, first lien residential real estate loans.  The credit facility enables mortgage banking customers to originate single family, first lien residential real estate loans in their own names and temporarily funds their inventory of these originated loans until the loans are sold to investors approved by the Bank. The individual loans are expected to remain on the Bank’s warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the Bank’s warehouse line and are collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer.

As of June 30, 2014, RB&T had $244 million of outstanding mortgage warehouse loans from total committed credit lines of $395 million.  As of December 31, 2013, RB&T had $150 million of outstanding loans from total committed credit lines of $358 million.  The $94 million increase in the outstanding balances of mortgage warehouse loans was due primarily to the increase in overall usage of the Bank’s mortgage warehouse lines during the second quarter of 2014, driven by an increase in origination activity among Warehouse clients.

RB&T’s mortgage warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among RB&T’s mortgage banking clients.  For the six months ended June 30, 2014 RB&T’s mortgage warehouse volume consisted of 72% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 28% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates, while refinance volume is primarily driven by long-term residential mortgage interest rates.

Correspondent Lending

The Bank began acquiring single family mortgage loans through its Correspondent Lending division in May 2014. Correspondent lending generally involves the Bank acquiring closed loans at a premium that meet the Bank’s specifications from its Mortgage Warehouse clients.

Loans originated through this division totaled $12 million through June 30, 2014.  Loans acquired through the Correspondent Lending division generally reflect borrowers outside of the Bank’s historical market footprint.

Asset Quality

The composition of loans classified within the Allowance follows:

Table 8 — Classified and Special Mention Loans

(in thousands)	June 30, 2014	December 31, 2013

Loss	$—	$—
Doubtful	—	—
Substandard	38,539	44,083
Purchased Credit Impaired - Substandard	258	222
Total Classified Loanss	38,797	44,305

Special Mention	40,541	40,167
Purchased Credit Impaired - Group 1	26,897	40,731
Total Special Mention Loanss	67,438	80,898

Total Classified and Special Mention Loanss	$106,235	$125,203

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once acquisition day (“day-one”) fair values are final.

In determining the day-one fair values of PCI loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received.  For the Company’s 2012 FDIC-assisted acquisitions, the Bank elected to account for PCI loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category; whose credit risk is considered equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans may be contractually past due 90-days-or-more and continue to accrue interest if future cash flows can be reasonably projected to allow continuation of discount accretion.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. Special Mention and Substandard loans include $1 million and $5 million at June 30, 2014 and $1 million and $6 million at December 31, 2013, respectively, which were removed from the PCI population due to a troubled debt restructuring of the loan. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

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

A non-PCI loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A PCI loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Loans that meet the following classifications are considered impaired:

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

The Bank’s classified and special mention loans are generally commercial and industrial (“C&I”) and CRE loans but also include large single family residential and home equity loans, as well as TDRs, whether retail or commercial in nature. The Bank reviews and monitors these loans on a regular basis. Generally, loans are designated as classified or special mention to ensure more frequent monitoring. These loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original or modified contractual terms, then the loan is generally downgraded and often placed on non-accrual status.

Generally Accepted Account Principles (“GAAP”) recognizes three methods to measure specific loan impairment, including:

•                  Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the effective interest rate. The Bank employs this method for a significant portion of its impaired TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the expected future cash flows and changes in the recorded investment.

•                  Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate appraisal on file.  Measured impairment under this method is classified loss and charged off. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

•                  Market Value Method — The recorded investment in the loan is measured against the obtainable market value. The Bank does not currently employ this technique as it is typically found impractical.

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related credits exhibiting an increased risk of loss are typically obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the amount of reserve, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

The general component of the Allowance covers loans collectively evaluated for impairment and is based on historical loss experience, with potential adjustments for current relevant qualitative factors. The historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless the loans are classified as TDRs.

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

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, management uses the highest of the rolling eight, twelve, or sixteen quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

•                  Changes in nature, volume and seasoning of the portfolio;

•                  Changes in experience, ability and depth of lending management and other relevant staff;

•                  Changes in the quality of the Bank’s credit review system;

•                  Changes in financing policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•                  Changes in the volume and severity of past due, non-accrual and classified loans;

•                  Changes in the value of underlying collateral for collateral-dependent loans;

•                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of portfolios, including the condition of various market segments;

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

The Bank’s Allowance decreased $254,000, or 1%, during the first six months of 2014 to $23 million at June 30, 2014. As a percent of total loans, the traditional banking Allowance decreased to 0.84% at June 30, 2014 compared to 0.89% at December 31, 2013.

Notable fluctuations in the Allowance were as follows:

•                  The Bank decreased its reserve for retail troubled debt restructured loans by $444,000 during the first six months of 2014 primarily due to an updated cash flow analysis applied to this portfolio.

•                  The Bank decreased its reserves for PCI loans by $280,000 during the first six months of 2014 consistent with the level of positive workouts of this portfolio. The carrying balance of the Bank’s PCI portfolio decreased $14 million during the first six months of 2014.

•                  Offsetting the decreases above, the Bank increased its reserves for non-classified loans by $536,000 during the first six months of 2014 consistent with the level and pace of growth with such loans. For example, the Bank’s outstanding warehouse lines of credit grew $94 million during the first six months of 2014. Additionally, the Bank acquired $12 million in residential real estate loans through its Correspondent Lending division during the first six months of 2014.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loans category includes impaired loans totaling approximately $20 million at June 30, 2014, with approximately $13 million of these loans also reported as TDRs. The non-performing loan category included impaired loans totaling approximately $21 million at December 31, 2013, with approximately $13 million of these loans also reported as TDRs.

Non-performing loans to total loans decreased to 0.75% at June 30, 2014, from 0.81% at December 31, 2013, as the total balance of non-performing loans decreased by $738,000 during the six months ended June 30, 2014, while total gross loans increased $135 million during the same period.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 9 — Non-performing Loans and Non-performing Assets Summary

(dollars in thousands)	June 30, 2014	December 31, 2013

Loans on non-accrual status (1)	$19,606	$19,104
Loans past due 90-days-or-more and still on accrual (2)	734	1,974

Total non-performing loans	20,340	21,078
Other real estate owned	11,613	17,102
Total non-performing assets	$31,953	$38,180

Credit Quality Ratios:
Non-performing loans to total loans	0.75%	0.81%
Non-performing assets to total loans (including OREO)	1.17%	1.46%
Non-performing assets to total assets	0.92%	1.13%

(1)         Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance For Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $11 million, or 55%, of the Bank’s total non-performing loans at June 30, 2014 was concentrated in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” The Bank’s non-performing residential real estate concentration was $10 million, or 50%, as of December 31, 2013.

Approximately $8 million, or 37%, of the Bank’s total non-performing loans was concentrated in the CRE and construction and land development portfolios as of June 30, 2014, the same amount and percent of this concentration at December 31, 2013. These loans are secured primarily by commercial properties. In addition to the primary collateral, in many cases the Bank also obtains personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences at the time of origination.

The composition of the Bank’s non-performing loans follows:

Table 10 — Non-performing Loan Composition

(in thousands)	June 30, 2014	December 31, 2013

Residential real estate:
Owner occupied - retail	$9,875	$9,211
Owner occupied - correspondent	—	—
Non owner occupied	1,250	1,279
Commercial real estate	5,569	7,643
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,990	167
Commercial & industrial	131	1,558
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	1,444	1,128
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Other consumer	81	92

Total non-performing loans	$20,340	$21,078

Table 11 — Non-performing Loans to Total Loans by Class

(in thousands)	June 30, 2014	December 31, 2013

Residential real estate:
Owner occupied - retail	0.88%	0.84%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	1.27%	1.15%
Commercial real estate	0.73%	0.99%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.84%	0.38%
Commercial & industrial	0.09%	1.22%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.61%	0.50%
Consumer:
RPG loans	0.00%	0.00%
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.64%	0.60%

Total non-performing loans to total loans	0.75%	0.81%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specific value range follows:

Table 12 — Stratification of Non-performing Loans

	Number of Loans and Leases and Recorded Investment
June 30, 2014 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied - retail	105	$5,289	28	$4,586	—	$—	133	$9,875
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non-owner occupied	8	295	—	—	1	955	9	1,250
Commercial real estate	4	178	7	1,852	3	3,539	14	5,569
Commercial real estate — purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev.	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	1	131	—	—	1	131
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	470	4	974	—	—	29	1,444
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	15	81	—	—	—	—	15	81

Total	157	$6,313	41	$8,033	5	$5,994	203	$20,340

	Number of Loans and Leases and Recorded Investment
December 31, 2013 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied - retail	87	$4,127	23	$3,838	2	$1,246	112	$9,211
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non-owner occupied	8	312	—	—	1	967	9	1,279
Commercial real estate	3	139	12	3,410	3	4,094	18	7,643
Commercial real estate — purchased whole loans	—	—	—	—	—	—	—	—
Construction & land dev.	2	167	—	—	—	—	2	167
Commercial & industrial	—	—	2	327	1	1,231	3	1,558
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	24	529	3	599	—	—	27	1,128
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Other consumer	16	92	—	—	—	—	16	92

Total	140	$5,366	40	$8,174	7	$7,538	187	$21,078

Approximately $10 million in non-performing loans at December 31, 2013, were removed from the non-performing loan classification during the first six months 2014. Approximately $80,000, or 1%, were removed from the non-performing category because they were charged-off. Approximately $4 million, or 37%, were transferred to OREO, with $4 million, or 36%, refinanced at other financial institutions. The remaining $3 million, or 26%, was returned to accrual status for performance reasons, such as six consecutive months of performance. Of the $4 million transferred to OREO, one relationship accounted for 53% of the total amount transferred to OREO.

The following tables detail the activity of the Bank’s non-performing loans:

Table 13 — Rollforward of Non-performing Loan Activity

(in thousands)	2014	2013

Non-performing loans at January 1,	$21,078	$21,679
Loans added to non-performing status	9,739	14,955
Loans removed from non-performing status (see table below)	(9,775)	(11,972)
Principal paydowns	(702)	(581)

Non-performing loans at June 30,	$20,340	$24,081

Table 14 — Detail of Loans Removed from Non-Performing Status

(in thousands)	2014	2013

Loans charged-off	$(80)	$(1,751)
Loans transferred to OREO	(3,599)	(2,906)
Loans refinanced at other institutions	(3,552)	(3,037)
Loans returned to accrual status	(2,544)	(4,278)

Total non-performing loans removed from non-performing status	$(9,775)	$(11,972)

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of June 30, 2014, are adequate to absorb probable losses on all non-performing credits.

Delinquent Loans

Delinquent loans to total loans decreased to 0.44% at June 30, 2014, from 0.63% at December 31, 2013, as the total balance of delinquent loans decreased by $4 million for the six months ended June 30, 2014, while total gross loans increased $135 million during the same period. With the exception of PCI loans, all traditional bank loans past due 90-days-or-more as of June 30, 2014 and December 31, 2013 were on non-accrual status.

The composition of the Bank’s past due loans follows:

Table 15 — Delinquent Loan Composition

(in thousands)	June 30, 2014	December 31, 2013

Residential real estate:
Owner occupied - retail	$6,344	$6,357
Owner occupied - correspondent	—	—
Non owner occupied	414	1,293
Commercial real estate	2,140	5,198
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,990	499
Commercial & industrial	131	1,415
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	653	1,110
Consumer:
RPG loans	96	—
Credit cards	75	98
Overdrafts	126	159
Other consumer	93	94

Total delinquent loans	$12,062	$16,223

Table 16 — Delinquent Loans to Total Loans by Class (1)

(in thousands)	June 30, 2014	December 31, 2013

Residential real estate:
Owner occupied - retail	0.56%	0.58%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	0.42%	1.17%
Commercial real estate	0.28%	0.67%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.84%	1.13%
Commercial & industrial	0.09%	1.11%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.28%	0.49%
Consumer:
RPG loans	3.18%	0.00%
Credit cards	0.80%	1.09%
Overdrafts	11.40%	16.84%
Other consumer	0.74%	0.61%

Total delinquent loans to total loans	0.44%	0.63%

(1) — Represents total loans past due 30-days-or-more divided by total loans.

As detailed in the preceding tables, delinquent loans within the residential real estate, C&I and home equity categories decreased $2.6 million, from December 31, 2013 to June 30, 2014. CRE delinquencies decreased $3 million for the same period, with one relationship transferring to OREO during the first six months of 2014 and accounting for 62% of the decrease. Construction and land development loans increased $1 million, with one loan accounting for substantially all of the increase.

Approximately $12 million in delinquent loans at December 31, 2013, were removed from delinquent status as of June 30, 2014.  Approximately $93,000 of these loans were removed from the delinquent category because they were charged-off.  Approximately $4 million, or 34%, in loans were transferred to OREO with $3 million, or 24%, refinanced at other financial institutions.  The remaining $5 million, or 41%, were paid current in 2014.

Table 17 — Rollforward of Delinquent Loan Activity

(in thousands)	2014	2013

Delinquent loans, January 1,	$16,223	$20,844
Loans that became delinquent	7,823	8,025
Net change in delinquent credit cards and demand deposit accounts	(56)	26
Delinquent loans removed from delinquent status (see table below)	(11,665)	(12,341)
Principal paydowns of loans delinquent in both periods	(263)	(357)

Delinquent loans, June 30,	$12,062	$16,197

Table 18 — Detail of Delinquent Loans Removed From Delinquent Status

(in thousands)	2014	2013

Loans charged-off	$(93)	$(1,226)
Loans transferred to OREO	(3,924)	(4,062)
Loans refinanced at other institutions	(2,827)	(3,841)
Loans paid current	(4,821)	(3,212)

Total delinquent loans removed from delinquent status	$(11,665)	$(12,341)

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

The Bank’s policy is to charge off all or that portion of its recorded investment in an impaired credit upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $93 million at June 30, 2014 compared to $108 million at December 31, 2013, with $9 million, or 61%, of the $15 million decrease consisting of PCI loans liquidated during the first six months of 2014.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of June 30, 2014, the Bank had $70 million in TDRs, of which $13 million were also on non-accrual status. As of December 31, 2013, the Bank had $74 million in TDRs, of which $13 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 19 — Impaired Loan Composition

(in thousands)	June 30, 2014	December 31, 2013

Troubled debt restructurings	$69,592	$73,972
Impaired loans (which are not TDRs)	23,410	34,022

Total impaired loans	$93,002	$107,994

See Footnote 3 “Loans and Allowance For Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s OREO follows:

Table 20 — Other Real Estate Owned Composition

(in thousands)	June 30, 2014	December 31, 2013

Residential real estate	$2,622	$3,574
Commercial real estate	2,545	5,824
Construction & land development	6,446	7,704

Total other real estate owned	$11,613	$17,102

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 21 — Stratification of Other Real Estate Owned

	Number of Properties and Carrying Value Range
June 30, 2014 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	7	$389	3	$579	2	$1,654	12	$2,622
Commercial real estate	—	—	3	1,030	1	1,515	4	2,545
Construction & land development	3	161	8	1,905	4	4,380	15	6,446

Total	10	$550	14	$3,514	7	$7,549	31	$11,613

	Number of Properties and Carrying Value Range
December 31, 2013 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	17	$828	6	$1,256	2	$1,490	25	$3,574
Commercial real estate	—	—	5	1,344	2	4,480	7	5,824
Construction & land development	6	164	12	2,689	4	4,851	22	7,704

Total	23	$992	23	$5,289	8	$10,821	54	$17,102

Table 22 — Rollforward of Other Real Estate Owned Activity

(in thousands)	2014	2013

Balance, January 1,	$17,102	$26,203
Transfer from loans to OREO	4,492	4,242
Proceeds from sale*	(9,430)	(15,624)
Net gain on sale	666	1,311
Writedowns	(1,217)	(884)

Balance, June 30,	$11,613	$15,248

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

Approximately 50%, or $2 million, of the CRE OREO balance at June 30, 2014 related to two properties added during 2013 located in the Bank’s Minnesota market. Approximately 33%, or $4 million, of the construction and land development OREO balance at June 30, 2014 related to one land development property added during 2012 located in the Bank’s greater Louisville, Kentucky market.

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non-interest income to help the Bank offset employee benefits expenses.  The Company carried $51 million and $25 million of BOLI on its consolidated balance sheet at June 30, 2014 and December 31, 2013.  The Company purchased an additional $25 million of BOLI during the six months ended June 30, 2014.

Deposits

Total Company deposits increased $14 million, or 1%, from December 31, 2013 to $2.0 billion at June 30, 2014. Total Company interest-bearing deposits decreased $17 million, or 1% and total Company non-interest bearing deposits increased $31 million, or 6%.

Table 23 — Deposit Composition

Ending deposit balances at June 30, 2014 and December 31, 2013 were as follows:

(in thousands)	June 30, 2014	December 31, 2013

Demand	$653,814	$651,134
Money market accounts	469,544	479,569
Brokered money market accounts	37,016	35,533
Savings	86,508	78,020
Individual retirement accounts*	27,404	28,767
Time deposits, $100,000 and over*	73,616	67,255
Other certificates of deposit*	68,597	75,516
Brokered certificates of deposit*(1)	68,833	86,421

Total interest-bearing deposits	1,485,332	1,502,215
Total non interest-bearing deposits	519,651	488,642

Total deposits	$2,004,983	$1,990,857

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $32 million, or 19%, during the first six months of 2014.  The increase was primarily related to funds received for two client relationships.  Management is uncertain at this time as to whether or not these additional funds will remain at the Bank on a long-term basis.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $35 million, or 6%, from December 31, 2013 to $640 million at June 30, 2014.  During the first six months of 2014, $83 million of FHLB advances with a weighted average rate of 2.93% matured, while the Bank obtained $25 million of new fixed advances at a weighted average rate of 1.85% and a weighted average life of five years. Additionally, the Bank held $93 million in overnight advances with a rate of 0.11% as of June 30, 2014.

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

Table 24 — Interest Rate Swaps

Information regarding the Bank’s interest rate swaps follows:

(dollars in thousands)	June 30, 2014	December 31, 2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.19%	0.21%
Weighted average remaining maturity in years	6	7
Unrealized gain (loss)	$(335)	$170
Fair value of security pledged as collateral	$342	$—

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 143% at June 30, 2014 and 139% at December 31, 2013. At June 30, 2014 and December 31, 2013, the Bank had cash and cash equivalents on-hand of $84 million and $171 million. In addition, the Bank had available collateral to borrow an additional $277 million and $282 million from the FHLB at June 30, 2014 and December 31, 2013. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $166 million available through various other financial institutions as of June, 30 2014 and December 31, 2013.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2014 and December 31, 2013, these pledged investment securities had a fair value of $250 million and $225 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2014, the Bank had approximately $397 million in deposits from 60 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 20 largest non-sweep deposit relationships represented approximately $280 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $543 million at December 31, 2013 to $555 million at June 30, 2014. The increase in stockholders’ equity was primarily attributable to net income earned during 2014 reduced by cash dividends declared. Stockholders’ equity also decreased to a lesser extent from stock options and common stock repurchases during the period ended June 30, 2014.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

New Capital Rules — Beginning January 1, 2015 the Company and the Bank will be subject to the new capital regulations in accordance with Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5%  common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio. Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will comfortably exceed the new minimum capital ratio requirements for “well-capitalized” including the 2.5% capital conservation buffer under Basel III when effective and fully implemented.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2014, RB&T could, without prior approval, declare dividends of approximately $26 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 15.77% at June 30, 2014 compared to 16.15% at December 31, 2013. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2014 and December 31, 2013:

Table 25 — Capital Ratios

	As of June 30, 2014		As of December 31, 2013
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$603,155	24.87%	$592,531	26.71%
Republic Bank & Trust Co.	467,879	19.31	456,884	20.61

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$580,383	23.93%	$569,505	25.67%
Republic Bank & Trust Co.	445,107	18.37	433,858	19.57

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$580,383	16.83%	$569,505	16.81%
Republic Bank & Trust Co.	445,107	12.91	433,858	12.80

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

A model simulation for declining interest rates as of June 30, 2014 is not presented by the Bank because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.  Overall, the Bank’s “Base” net interest income projection as of June 30, 2014 meaningfully improved compared to the previous 12 months and the “Base” projection as of December 31, 2013, while the Bank’s interest rate risk position from rising rates modestly declined since December 31, 2013 in all “Up” basis points scenarios presented. The “Base” projection represents the Bank’s projected net interest income, excluding loan fees, for the next 12-month period.

As of December 31, 2013, the Bank’s assumption as it related to maturing FHLB advances was that the advances would be refinanced into new long-term fixed FHLB advances.  During the first six months of 2014, the Bank changed its strategy regarding maturing advances and, as of June 30, 2014, planned to payoff these advances as they mature. This change in strategy served to increase net interest income in the Bank’s “Base” case, as it served to reduce funding costs in the near term. Additionally, during the second quarter of 2014, the Bank launched its Correspondent Lending division and successfully acquired $12 million in 5/1 and 7/1 jumbo and conforming ARM loans. Based on this successful launch, the Bank increased its growth assumptions related to 5/1 and 7/1 ARM loans over the next 12 months.  The Bank’s current strategy to fund this projected growth consists primarily of variable rate, overnight FHLB advances.  The use of short-term, overnight borrowings to fund the Bank’s correspondent loan growth provides the greatest benefit to the Bank’s base case scenario projection as presented in Table 26, but also causes a more negative impact to the Bank’s interest rate risk position in a rising rate environment.

As the Bank’s Correspondent Lending division continues to grow, the Bank may modify its strategy and hedge a portion of loans purchased through this division with longer term FHLB advances. Additionally, the Bank’s wholesale funding strategy and its future use of short- and/or long-term FHLB Advances, will be highly dependent upon both its then-current overall interest rate risk and liquidity positions.  Any significant future changes in the Bank’s interest rate risk position or its overall liquidity would likely impact the Bank’s funding strategy and also significantly impact the Bank’s projected net interest income in all scenarios presented in Table 26.

The following table illustrates the Bank’s projected net interest income sensitivity profile based on the asset/liability model as of June 30, 2014.  The Bank’s interest rate sensitivity model does not include loan fees within interest income.  During the 12 months from July 1, 2013 through June 30, 2014, loan fees included in interest income were $10.8 million.

Table 26 — Traditional Banking Interest Rate Sensitivity for 2014

	Previous		Increase in Rates
	Twelve		100	200	300	400
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$496	$—	$2	$4	$6	$7
Investment securities	8,986	9,750	11,808	13,966	15,988	17,918
Loans, excluding loan fees	110,690	118,566	127,034	136,219	145,884	155,555
Total interest income, excluding loan fees	120,172	128,316	138,844	150,189	161,878	173,480

Projected interest expense:
Deposits	3,978	3,567	9,062	17,062	25,448	34,642
Securities sold under agreements to repurchase	71	53	1,383	3,378	6,038	8,698
Federal Home Loan Bank advances and other long-term borrowings	16,768	16,068	18,345	20,638	22,951	25,067
Total interest expense	20,817	19,688	28,790	41,078	54,437	68,407

Net interest income, excluding loan fees	$99,355	$108,628	$110,054	$109,111	$107,441	$105,073
Change from base			$1,426	$483	$(1,187)	$(3,555)
% Change from base			1.31%	0.44%	-1.09%	-3.27%

While the Bank’s primary interest rate risk management tool is its earnings simulation model, the board of directors of the Bank has established separate and distinct policy limits for acceptable changes in Economic Value of Equity (“EVE”) based on certain projected changes in market interest rates.

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

The Bank exceeded its board-approved policy limits for changes in its EVE during the fourth quarter of 2013 and again during the first quarter of 2014.  To bring changes to the Bank’s EVE within all board-approved policy limits during the fourth quarter of 2013, the Bank borrowed $20 million of long-term FHLB advances with a weighted average life of five years and a weighted average cost of 1.76%.  Also, during the fourth quarter of 2013, the Bank executed two long-term interest rate swaps with notional amounts of $20 million to hedge its cash flows associated with certain immediately repricing liabilities.

To improve its interest rate position during the first quarter of 2014, the Bank replaced maturing FHLB advances with $25 million of new fixed rate FHLB advances having a weighted average life of five years and a weighted average cost of 1.85%.  These transactions, while negatively impacting the Bank’s current earnings and net interest margin, improved the Bank’s EVE in an assumed rising interest rate environment, bringing the results of the EVE calculations back within the Bank’s board-approved policy limits.  Based on its current balance sheet growth assumptions, including those related to maturing FHLB advances as discussed on the previous page, management does not currently project any future instances in which the Bank will exceed its board-approved policy limits.  These projections, however, are subject to numerous assumptions and are subject to change on a daily basis based on, among others, management’s growth strategies, the Bank’s balance sheet mix, overall liquidity position and then-current market conditions.

Table 27 — Bank Economic Value of Equity (“EVE”) Sensitivity for 2014

		Increase in Rates
		100	200	300	400
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points	Basis Points

EVE	$492,302	$446,370	$401,696	$347,690	$294,031
Change from base		$(45,932)	$(90,606)	$(144,612)	$(198,271)
% Change from base		-9.33%	-18.40%	-29.37%	-40.27%
Bank Board policy limit on % change from base		-10.00%	-20.00%	-35.00%	-45.00%

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

Overdraft Litigation

As previously disclosed, on August 1, 2011, a lawsuit was filed in the U.S. District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and sought monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees.  To update the disclosure set forth in Republic’s Form 10-K for the year ended December 31, 2013: during March 2014, the parties signed a Settlement Agreement that provided for the dismissal of the lawsuit.  In April 2014, the Court entered an agreed order dismissing the case.  Costs to settle the litigation were accrued by the Company during the first quarter of 2014 and paid during the second quarter of 2014.  Such costs did not have a material effect on the Company’s financial position or results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2014 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	—	—	—
June 1 - June 30	—	—	—
Total	—	$—	—	315,640

During 2014, the Company repurchased 15,000 shares and there were 1,000 shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2014, the Company had 315,640 shares which could be repurchased under its current share repurchase programs.

During 2014, there were 15,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Consolidated Financial Statements

*     This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 8, 2014	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

August 8, 2014	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer