Form 10-Q
period 2014-09-30
REPUBLIC BANCORP INC /KY/
filed 2014-11-07
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2014, was 18,571,000 and 2,245,000, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$69,682	$170,863
Securities available for sale	452,974	432,893
Securities held to maturity (fair value of $47,541 in 2014 and $50,768 in 2013)	47,247	50,644
Mortgage loans held for sale, at fair value	5,890	3,506
Loans	2,908,535	2,589,792
Allowance for loan losses	(23,617)	(23,026)
Loans, net	2,884,918	2,566,766
Federal Home Loan Bank stock, at cost	28,208	28,342
Premises and equipment, net	32,395	32,908
Goodwill	10,168	10,168
Other real estate owned	11,937	17,102
Bank owned life insurance	51,037	25,086
Other assets and accrued interest receivable	31,163	33,626

TOTAL ASSETS	$3,625,619	$3,371,904

LIABILITIES

Deposits:
Non interest-bearing	$534,662	$488,642
Interest-bearing	1,525,174	1,502,215
Total deposits	2,059,836	1,990,857

Securities sold under agreements to repurchase and other short-term borrowings	275,874	165,555
Federal Home Loan Bank advances	662,000	605,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	29,301	26,459

Total liabilities	3,068,251	2,829,111

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,897	4,894
Additional paid in capital	134,109	133,012
Retained earnings	413,501	401,766
Accumulated other comprehensive income	4,861	3,121

Total stockholders’ equity	557,368	542,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,625,619	$3,371,904

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans, including fees	$30,916	$31,619	$91,188	$95,268
Taxable investment securities	1,896	1,984	5,663	6,000
Federal Home Loan Bank stock and other	332	406	1,195	1,261
Total interest income	33,144	34,009	98,046	102,529

INTEREST EXPENSE:
Deposits	930	1,043	2,845	3,073
Securities sold under agreements to repurchase and other short-term borrowings	28	11	72	53
Federal Home Loan Bank advances	3,116	3,788	9,947	11,081
Subordinated note	628	628	1,886	1,886
Total interest expense	4,702	5,470	14,750	16,093
NET INTEREST INCOME	28,442	28,539	83,296	86,436
Provision for loan losses	1,510	2,200	1,500	2,480
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,932	26,339	81,796	83,956

NON-INTEREST INCOME:
Service charges on deposit accounts	3,568	3,676	10,426	10,384
Net refund transfer fees	(133)	152	16,091	13,849
Mortgage banking income	876	1,026	2,174	6,480
Debit card interchange fee income	1,551	1,519	5,224	4,986
Bargain purchase gain - First Commercial Bank	—	—	—	1,324
Net gain on sale of other real estate owned	67	403	733	1,714
Increase in cash surrender value of bank owned life insurance	381	—	951	—
Other	834	723	2,388	1,961
Total non-interest income	7,144	7,499	37,987	40,698

NON-INTEREST EXPENSES:
Salaries and employee benefits	12,164	12,226	40,612	43,426
Occupancy and equipment, net	5,544	5,462	16,874	16,354
Communication and transportation	905	990	2,787	3,011
Marketing and development	1,020	745	2,466	2,418
FDIC insurance expense	424	419	1,407	1,234
Bank franchise tax expense	731	707	3,901	3,279
Data processing	868	934	2,622	2,442
Debit card interchange expense	744	655	2,505	2,216
Supplies	205	228	705	800
Other real estate owned expense	950	497	2,580	2,331
Legal expense	367	1,343	867	3,111
Other	1,900	2,079	6,026	6,555
Total non-interest expenses	25,822	26,285	83,352	87,177

INCOME BEFORE INCOME TAX EXPENSE	8,254	7,553	36,431	37,477
INCOME TAX EXPENSE	3,008	2,950	12,879	13,399
NET INCOME	$5,246	$4,603	$23,552	$24,078

BASIC EARNINGS PER COMMON SHARE:
Class A Common Stock	$0.25	$0.22	$1.14	$1.16
Class B Common Stock	$0.24	$0.21	$1.09	$1.12

DILUTED EARNINGS PER COMMON SHARE:
Class A Common Stock	$0.25	$0.22	$1.13	$1.16
Class B Common Stock	$0.24	$0.21	$1.08	$1.11

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.187	$0.176	$0.550	$0.517
Class B Common Stock	$0.170	$0.160	$0.500	$0.470

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$5,246	$4,603	$23,552	$24,078

OTHER COMPREHENSIVE INCOME (LOSS):

Change in fair value of derivatives used for cash flow hedges	28	—	(676)	—
Reclassification amount for derivative losses realized in income	104	—	303	—
Unrealized gain (loss) on securities available for sale	(10)	(198)	2,618	(3,163)
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	65	(4)	434	418
Net unrealized gains (losses)	187	(202)	2,679	(2,745)
Tax effect	(66)	71	(939)	962
Total other comprehensive income (loss), net of tax	121	(131)	1,740	(1,783)

COMPREHENSIVE INCOME	$5,367	$4,472	$25,292	$22,295

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2014	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

Net income	—	—	—	—	23,552	—	23,552

Net change in accumulated other comprehensive income	—	—	—	—	—	1,740	1,740

Dividend declared Common Stock:
Class A shares ($0.550 per share)	—	—	—	—	(10,201)	—	(10,201)
Class B shares ($0.500 per share)	—	—	—	—	(1,126)	—	(1,126)

Stock options exercised, net of shares redeemed	26	—	6	681	(244)	—	443

Repurchase of Class A Common Stock	(15)	—	(3)	(95)	(249)	—	(347)

Conversion of Class B Common Stock to Class A Common Stock	15	(15)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	—	—	—	—

Deferred director compensation expense - Class A Common Stock	2	—	—	145	—	—	145

Stock based compensation - restricted stock	(2)	—	—	328	3	—	331

Stock based compensation expense - options	—	—	—	38	—	—	38

Balance, September 30, 2014	18,567	2,245	$4,897	$134,109	$413,501	$4,861	$557,368

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (in thousands)

	2014	2013
OPERATING ACTIVITIES:
Net income	$23,552	$24,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	4,753	3,846
Amortization (accretion) on investment securitites, net	446	328
Amortization (accretion) on loans, net	(5,618)	(7,880)
Amortization of mortgage servicing rights	996	1,811
Amortization of core deposit intangible asset	—	221
Provision for loan losses	1,500	2,480
Net gain on sale of mortgage loans held for sale	(1,894)	(6,340)
Origination of mortgage loans held for sale	(54,046)	(263,411)
Proceeds from sale of mortgage loans held for sale	53,556	270,562
Net realized recovery of mortgage servicing rights	—	(345)
Net gain on sale of other real estate owned	(733)	(1,714)
Writedowns of other real estate owned	2,042	1,074
Deferred director compensation expense - Company Stock	145	152
Stock based compensation expense	366	401
Bargain purchase gain on acquisition	—	(1,324)
Increase in cash surrender value of bank owned life insurance	(951)	—
Net change in other assets and liabilities:
Accrued interest receivable	(283)	1,115
Accrued interest payable	(310)	32
Other assets	1,750	4,137
Other liabilities	1,500	(7,447)
Net cash provided by operating activities	26,771	21,776

INVESTING ACTIVITIES:
Purchases of securities available for sale	(119,427)	(175,275)
Purchases of securities to be held to maturity	—	(15,000)
Proceeds from calls, maturities and paydowns of securities available for sale	102,111	129,041
Proceeds from calls, maturities and paydowns of securities to be held to maturity	3,342	8,900
Proceeds from sales of Federal Home Loan Bank stock	134	35
Proceeds from sales of other real estate owned	8,991	19,642
Net change in outstanding warehouse lines of credit	(123,008)	93,766
Purchase of loans, including premiums paid	(144,669)	—
Net change in other loans	(51,492)	1,718
Purchase of bank owned life insurance	(25,000)	—
Net purchases of premises and equipment	(4,240)	(3,275)
Net cash provided by (used in) investing activities	(353,258)	59,552

FINANCING ACTIVITIES:
Net change in deposits	68,979	36,857
Net change in securities sold under agreements to repurchase and other short-term borrowings	110,319	(144,511)
Payments of Federal Home Loan Bank advances	(108,000)	(25,580)
Proceeds from Federal Home Loan Bank advances	165,000	70,000
Repurchase of Common Stock	(347)	(4,095)
Net proceeds from Common Stock options exercised	443	295
Cash dividends paid	(11,088)	(10,400)
Net cash provided by (used in) financing activities	225,306	(77,434)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(101,181)	3,894
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170,863	137,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,682	$141,585

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (in thousands)

	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,060	$16,061
Income taxes	13,703	26,674

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$6,466	$8,690
Loans provided for sales of other real estate owned	1,331	644
Change in fair value of derivatives used for cash flow hedges	(676)	—
Change in fair value of available for sale securities	3,052	(2,745)

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2014 AND 2013 (UNAUDITED) AND DECEMBER 31, 2013

1.                                            BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). RB&T is a Kentucky-based, state chartered non-member financial institution. The Captive, which was formed during the third quarter of 2014,  is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank. The Captive provides reinsurance to five other third party insurance captives for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

During the second quarter of 2014, Republic Bank, the Company’s wholly-owned, federally chartered savings institution, was legally merged into RB&T. The merged institution operates under the name Republic Bank & Trust Company. The merger did not materially impact the Company’s consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) operate as divisions of the RPG segment. The TRS division comprises the substantial majority of revenues and expenses of RPG. The RPS and RCS divisions are considered immaterial for separate and independent segment reporting.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

As of September 30, 2014, in addition to an Internet delivery channel, Republic had 42 full-service banking centers with locations as follows:

·                  Kentucky – 33

·                  Metropolitan Louisville – 20

·                  Central Kentucky – 8

·                  Elizabethtown – 1

·                  Frankfort – 1

·                  Georgetown – 1

·                  Lexington – 4

·                  Shelbyville – 1

·                  Western Kentucky – 2

·                  Owensboro – 2

·                  Northern Kentucky – 3

·                  Covington – 1

·                  Florence – 1

·                  Independence – 1

·                  Southern Indiana – 3

·                  Floyds Knobs – 1

·                  Jeffersonville – 1

·                  New Albany – 1

·                  Metropolitan Tampa, Florida – 3

·                  Metropolitan Cincinnati, Ohio – 1

·                  Metropolitan Nashville, Tennessee – 2

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

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the Nation through mortgage warehouse lines of credit.  These credit facilities are secured by single family, first lien residential real estate loans. Outstanding balances on these credit facilities may be subject to significant fluctuations consistent with the overall market demand for mortgage loans.

The Core Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending division in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Mortgage Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending division are amortized into interest income on the level-yield method over the expected life of the loan. Loans acquired through the Correspondent Lending division generally reflect borrowers outside of the Bank’s historical market footprint. As of September 30, 2014, a substantial majority of loans originated through the Company’s Correspondent Lending division were secured by single family residences located in the state of California.

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

Recently Issued Accounting Standards Updates (“ASU”)

ASU 2014-14 — Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.

The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: a) the loan has a government guarantee that is not separable from the loan before foreclosure; b) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and c) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable recognized upon foreclosure should be measured based on the amount of the loan balance (principal and interest) expected to be received from the guarantor. The amendments in this ASU are effective for the Company beginning January 1, 2015 and are not expected to have a material impact on the Company’s financial statements.

Reclassifications and recasts — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior years’ net income.

2.                                    INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$149,709	$257	$(75)	$149,891
Private label mortgage backed security	4,158	1,179	—	5,337
Mortgage backed securities - residential	125,058	5,363	(156)	130,265
Collateralized mortgage obligations	150,355	1,167	(844)	150,678
Freddie Mac preferred stock	—	669	—	669
Mutual fund	1,000	10	—	1,010
Corporate bonds	15,012	112	—	15,124
Total securities available for sale	$445,292	$8,757	$(1,075)	$452,974

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$97,157	$409	$(101)	$97,465
Private label mortgage backed security	4,740	745	—	5,485
Mortgage backed securities - residential	146,087	4,288	(288)	150,087
Collateralized mortgage obligations	164,264	1,228	(1,546)	163,946
Mutual fund	1,000	—	(5)	995
Corporate bonds	15,015	50	(150)	14,915
Total securities available for sale	$428,263	$6,720	$(2,090)	$432,893

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,257	$7	$(8)	$2,256
Mortgage backed securities - residential	409	49	—	458
Collateralized mortgage obligations	39,581	379	(24)	39,936
Corporate bonds	5,000	—	(109)	4,891
Total securities held to maturity	$47,247	$435	$(141)	$47,541

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,311	$7	$(13)	$2,305
Mortgage backed securities - residential	420	43	—	463
Collateralized mortgage obligations	42,913	387	(184)	43,116
Corporate bonds	5,000	—	(116)	4,884
Total securities held to maturity	$50,644	$437	$(313)	$50,768

At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three and nine months ended September 30, 2014 and 2013, there were no sales or calls of securities available for sale or applicable income tax provisions for such transactions.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2014 follows. Expected maturities may differ from contractual maturities if securities issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
September 30, 2014 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$23,543	$23,676	$496	$496
Due from one year to five years	131,178	131,283	1,761	1,760
Due from five years to ten years	10,000	10,056	5,000	4,891
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,158	5,337	—	—
Mortgage backed securities - residential	125,058	130,265	409	458
Collateralized mortgage obligations	150,355	150,678	39,581	39,936
Freddie Mac preferred stock	—	669	—	—
Mutual fund	1,000	1,010	—	—
Total securities	$445,292	$452,974	$47,247	$47,541

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an Other Than Temporary Impairment (“OTTI”) charge of $2.1 million for the shares.  The OTTI charge brought the carrying value of the stock to $0.  During the second quarter of 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to other comprehensive income (“OCI”) related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of September 30, 2014, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $669,000. In October 2014, the unrealized gain in the Company’s Freddie Mac preferred stock fell to approximately $300,000 following a legal decision unfavorable to private investors in such stock.

Corporate Bonds

During 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds, which have a weighted average life of seven years, were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of both September 30, 2014 and December 31, 2013.

Mortgage Backed Securities

At September 30, 2014, with the exception of the $5.3 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At September 30, 2014 and December 31, 2013, there were gross unrealized/unrecognized losses of $1.0 million and $1.8 million related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

Market Loss Analysis

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2014 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$57,722	$(75)	$—	$—	$57,722	$(75)
Mortgage backed securities - residential	7,795	(156)	—	—	7,795	(156)
Collateralized mortgage obligations	54,539	(660)	6,837	(184)	61,376	(844)

Total securities available for sale	$120,056	$(891)	$6,837	$(184)	$126,893	$(1,075)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$519	$(8)	$—	$—	$519	$(8)
Collateralized mortgage obligations	9,205	(24)	—	—	9,205	(24)
Corporate bonds	4,891	(109)	—	—	4,891	(109)

Total securities held to maturity	$14,615	$(141)	$—	$—	$14,615	$(141)

	Less than 12 months		12 months or more		Total
December 31, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$44,041	$(101)	$—	$—	$44,041	$(101)
Mortgage backed securities - residential	19,494	(288)	—	—	19,494	(288)
Collateralized mortgage obligations	55,927	(1,546)	—	—	55,927	(1,546)
Mutual fund	995	(5)	—	—	995	(5)
Corporate bonds	9,850	(150)	—	—	9,850	(150)

Total securities available for sale	$130,307	$(2,090)	$—	$—	$130,307	$(2,090)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$521	$(13)	$—	$—	$521	$(13)
Collateralized mortgage obligations	18,686	(184)	—	—	18,686	(184)
Corporate bonds	4,884	(116)	—	—	4,884	(116)

Total securities held to maturity	$24,091	$(313)	$—	$—	$24,091	$(313)

At September 30, 2014, the Bank’s security portfolio consisted of 161 securities, 23 of which were in an unrealized loss position. At December 31, 2013, the Bank’s security portfolio consisted of 162 securities, 27 of which were in an unrealized loss position.

Other-than-temporary Impairment

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in value below amortized cost is other-than-temporary. In conducting this assessment, the Bank evaluates a number of factors including, but not limited to:

·                  The length of time and the extent to which fair value has been less than the amortized cost basis;

·                  The Bank’s intent to hold until maturity or sell the debt security prior to maturity;

·                  An analysis of whether it is more likely than not that the Bank will be required to sell the debt security before its anticipated recovery;

·                  Adverse conditions specifically related to the security, an industry, or a geographic area;

·                  The historical and implied volatility of the fair value of the security;

·                  The payment structure of the security and the likelihood of the issuer being able to make payments;

·                  Failure of the issuer to make scheduled interest or principal payments;

·                  Any rating change by a rating agency; and

·                  Recoveries or additional decline in fair value subsequent to the balance sheet date.

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.3 million at September 30, 2014. This security, with an average remaining life currently estimated at three years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 6 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2014	December 31, 2013

Carrying amount	$328,463	$224,693
Fair value	328,763	224,989

3.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank’s financing receivables consist primarily of loans and a minimal amount of lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, inclusive of purchase premiums or discounts, deferred loan fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.

Lease financing receivables, all of which are direct financing leases, are reported at their principal balance outstanding net of any unearned income, deferred fees and costs and applicable allowance for losses.  Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

The composition of loans follows:

(in thousands)	September 30, 2014	December 31, 2013

Residential real estate:
Owner occupied	$1,127,595	$1,097,795
Owner occupied - correspondent*	139,252	—
Non owner occupied	98,365	110,809
Commercial real estate	771,765	773,173
Commercial real estate - purchased whole loans*	34,714	34,186
Construction & land development	44,462	44,351
Commercial & industrial	149,943	127,763
Lease financing receivables	819	—
Warehouse lines of credit	272,584	149,576
Home equity	241,189	226,782
Consumer:
RPG loans	3,460	1,827
Credit cards	9,230	9,030
Overdrafts	966	944
Purchased whole loans*	4,664	—
Other consumer	9,527	13,556

Total loans**	2,908,535	2,589,792
Allowance for loan losses	(23,617)	(23,026)

Total loans, net	$2,884,918	$2,566,766

* - Identifies loans outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The table below reconciles the contractually receivable and carrying amounts of loans at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013

Contractually receivable	$2,922,238	$2,614,632
Unearned income	(95)	—
Unamortized premiums(1)	3,032	260
Unaccreted discounts(2)	(18,089)	(26,624)
Net unamortized deferred origination fees and costs	1,449	1,524
Carrying value of loans	$2,908,535	$2,589,792

(1) - Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending division.

(2) - Discounts predominately relate to loans acquired in the Bank’s 2012 FDIC-assisted transactions.

Loan Purchases

In May 2014, the Bank began acquiring single family, first lien mortgage loans for investment within its loan portfolio through its Correspondent Lending division. Correspondent Lending generally involves the Bank acquiring, primarily from its Mortgage Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Premiums on loans held for investment acquired though the Correspondent Lending division are amortized into interest income on a level-yield method over the expected life of the loan.  Loans acquired through the Correspondent Lending division generally reflect borrowers outside of the Bank’s historical market footprint, with a substantial majority of loans originated through the division as of September 30, 2014, secured by single residences located in the state of California.

In addition to secured mortgage loans acquired through its Correspondent Lending division, the Bank also began acquiring unsecured consumer installment loans for investment from a third-party originator in April 2014. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

The table below reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three and nine months ended September 30, 2014. No purchases of these type loans were made during 2013.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2014	2014

Residential real estate:
Owner occupied - correspondent	$128,374	$139,632
Consumer:
Purchased whole loans	2,524	5,037
Total purchased loans	$130,898	$144,669

Purchased Credit Impaired (“PCI”) Loans

The contractual amount of PCI loans acquired during the Bank’s 2012 FDIC-assisted transactions and accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, decreased from $58 million as of December 31, 2013 to $36 million as of September 30, 2014. The carrying value of these loans was $41 million as of December 31, 2013 compared to $25 million as of September 30, 2014.

The table below reconciles the contractually required and carrying amounts of PCI loans at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013

Contractually-required principal	$35,760	$57,992
Non-accretable amount	(8,610)	(13,582)
Accretable amount	(2,418)	(3,457)
Carrying value of loans	$24,732	$40,953

The following table presents a rollforward of the accretable amount on PCI loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$(2,487)	$(1,381)	$(3,457)	$(3,231)
Transfers between non-accretable and accretable	(609)	(3,725)	(2,949)	(5,421)
Net accretion into interest income on loans, including loan fees	678	1,916	3,988	5,179
Other changes	—	—	—	283
Balance, end of period	$(2,418)	$(3,190)	$(2,418)	$(3,190)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of September 30, 2014 and December 31, 2013, the following tables reflect loans by risk category, as such categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
September 30, 2014		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$27,485	$12,845	$—	$1,612	$—	$41,942
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	1,173	2,329	—	3,988	—	7,490
Commercial real estate	729,403	9,549	15,794	—	16,978	41	771,765
Commercial real estate - purchased whole loans	34,714	—	—	—	—	—	34,714
Construction & land development	41,248	122	2,462	—	630	—	44,462
Commercial & industrial	146,183	493	1,803	—	1,253	211	149,943
Lease financing receivables	819	—	—	—	—	—	819
Warehouse lines of credit	272,584	—	—	—	—	—	272,584
Home equity	—	—	2,230	—	—	—	2,230
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	14	48	—	19	—	81

Total	$1,224,951	$38,836	$37,511	$—	$24,480	$252	$1,326,030

* - At September 30, 2014, Special Mention and Substandard loans included $1 million and $5 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** - The above table excludes all non-classified residential real estate and consumer loans at the respective period ends. The table also excludes most non-classified small commercial & industrial and commercial real estate relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2013		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$27,431	$10,994	$—	$2,810	$—	$41,235
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	919	1,292	—	7,936	—	10,147
Commercial real estate	709,610	11,125	25,296	—	27,142	—	773,173
Commercial real estate - Purchased whole loans	34,186	—	—	—	—	—	34,186
Construction & land development	40,591	128	2,386	—	1,246	—	44,351
Commercial & industrial	123,646	296	2,035	—	1,564	222	127,763
Lease financing receivables	—	—	—	—	—	—	—
Warehouse lines of credit	149,576	—	—	—	—	—	149,576
Home equity	—	250	2,014	—	—	—	2,264
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	18	66	—	33	—	117

Total	$1,057,609	$40,167	$44,083	$—	$40,731	$222	$1,182,812

* - At December 31, 2013, Special Mention and Substandard loans included $1 million and $6 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** - The above table excludes all non-classified residential real estate and consumer loans at the respective period ends. The table also excludes most non-classified small commercial & industrial and commercial real estate relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

Allowance for Loan Losses

Activity in the allowance for loan losses (“Allowance”) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Allowance, beginning of period	$22,772	$22,491	$23,026	$23,729

Charge offs - Traditional Banking	(1,071)	(1,627)	(2,698)	(4,744)
Charge offs - RPG	(2)	—	(2)	—
Total charge offs	(1,073)	(1,627)	(2,700)	(4,744)

Recoveries - Traditional Banking	376	371	1,233	1,231
Recoveries - RPG	32	57	558	796
Total recoveries	408	428	1,791	2,027

Net (charge offs) recoveries - Traditional Banking	(695)	(1,256)	(1,465)	(3,513)
Net (charge offs) recoveries - RPG	30	57	556	796
Net (charge offs) recoveries	(665)	(1,199)	(909)	(2,717)

Provision for losses - Traditional Banking	1,542	2,257	2,012	3,276
Provision for losses - RPG	(32)	(57)	(512)	(796)
Total provision for losses	1,510	2,200	1,500	2,480

Allowance, end of period	$23,617	$23,492	$23,617	$23,492

The Allowance calculation includes the following qualitative factors, which are considered in combination with the Bank’s historical loss rates in determining the general loss reserve within the Allowance:

·                  Changes in nature, volume and seasoning of the portfolio;

·                  Changes in experience, ability and depth of lending management and other relevant staff;

·                  Changes in the quality of the Bank’s credit review system;

·                  Changes in policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

·                  Changes in the volume and severity of past due, non-accrual and classified loans;

·                  Changes in the value of underlying collateral for collateral-dependent loans;

·                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of portfolios, including the condition of various market segments;

·                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

·                  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The following tables present the activity in the Allowance by portfolio class for the three months ended September 30, 2014 and 2013:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,055	$60	$839	$7,696	$34	$1,090	$1,152	$3
Provision for losses	(148)	706	50	547	—	(4)	(81)	5
Charge offs	(161)	—	(135)	(365)	—	—	—	—
Recoveries	26	—	17	9	—	—	37	—

Ending balance	$7,772	$766	$771	$7,887	$34	$1,086	$1,108	$8

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$610	$2,403	$46	$286	$280	$—	$218	$22,772
Provision for losses	71	283	(32)	19	17	189	(112)	1,510
Charge offs	—	(146)	(2)	(23)	(136)	—	(105)	(1,073)
Recoveries	—	88	32	10	91	—	98	408

Ending balance	$681	$2,628	$44	$292	$252	$189	$99	$23,617

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2013 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,563	$—	$642	$8,763	$34	$1,587	$710	$—
Provision for losses	1,198	—	157	686	—	16	232	—
Charge offs	(578)	—	(67)	(307)	—	(16)	(102)	—
Recoveries	20	—	59	38	—	7	19	—

Ending balance	$8,203	$—	$791	$9,180	$34	$1,594	$859	$—

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$462	$1,932	$—	$344	$249	$—	$205	$22,491
Provision for losses	(143)	104	(57)	(18)	26	—	(1)	2,200
Charge offs	—	(218)	—	(60)	(169)	—	(110)	(1,627)
Recoveries	—	55	57	4	95	—	74	428

Ending balance	$319	$1,873	$—	$270	$201	$—	$168	$23,492

The following tables present the activity in the Allowance by portfolio class for the nine months ended September 30, 2014 and 2013:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Nine Months Ended	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—
Provision for losses	430	766	(121)	163	—	(277)	(68)	8
Charge offs	(580)	—	(157)	(739)	—	(18)	(20)	—
Recoveries	106	—	26	154	—	85	107	—

Ending balance	$7,772	$766	$771	$7,887	$34	$1,086	$1,108	$8

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	$—	$126	$23,026
Provision for losses	232	518	(512)	41	177	189	(46)	1,500
Charge offs	—	(429)	(2)	(65)	(429)	—	(261)	(2,700)
Recoveries	—	143	558	27	305	—	280	1,791

Ending balance	$681	$2,628	$44	$292	$252	$189	$99	$23,617

					Commercial
	Residential Real Estate				Real Estate -			Lease
Nine Months Ended	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2013 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,006	$—	$1,049	$8,843	$34	$2,769	$580	$—
Provision for losses	2,269	—	(106)	1,192	—	(604)	618	—
Charge offs	(1,291)	—	(225)	(972)	—	(616)	(412)	—
Recoveries	219	—	73	117	—	45	73	—

Ending balance	$8,203	$—	$791	$9,180	$34	$1,594	$859	$—

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$541	$2,348	$—	$210	$198	$—	$151	$23,729
Provision for losses	(222)	(248)	(796)	166	153	—	58	2,480
Charge offs	—	(354)	—	(120)	(474)	—	(280)	(4,744)
Recoveries	—	127	796	14	324	—	239	2,027

Ending balance	$319	$1,873	$—	$270	$201	$—	$168	$23,492

Non-performing Loans and Other Assets

Detail of non-performing loans and other assets follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Loans on non-accrual status(1)	$21,447	$19,104
Loans past due 90-days-or-more and still on accrual(2)	—	1,974

Total non-performing loans	21,447	21,078
Other real estate owned	11,937	17,102
Total non-performing assets	$33,384	$38,180

Credit Quality Ratios

Non-performing loans to total loans	0.74%	0.81%
Non-performing assets to total loans (including OREO)	1.14%	1.46%
Non-performing assets to total assets	0.92%	1.13%

(1)         Loans on non-accrual status include impaired loans, which are discussed subsequently in Footnote 3 in this section of the filing.

(2)         All loans past due 90-days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class:

			Past Due 90-Days-or-More
	Non-Accrual		and Still Accruing Interest*
(in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Residential real estate:
Owner occupied	$9,457	$8,538	$—	$673
Owner occupied - correspondent	—	—	—	—
Non owner occupied	1,632	1,279	—	—
Commercial real estate	6,739	7,643	—	—
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	1,990	97	—	70
Commercial & industrial	—	327	—	1,231
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,545	1,128	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	84	92	—	—

Total	$21,447	$19,104	$—	$1,974

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class:

	30 - 59	60 - 89	90 or More
September 30, 2014	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$1,440	$1,474	$2,983	$5,897	$1,121,698	$1,127,595
Owner occupied - correspondent	—	—	—	—	139,252	139,252
Non owner occupied	87	464	133	684	97,681	98,365
Commercial real estate	—	—	2,433	2,433	769,332	771,765
Commercial real estate - purchased whole loans	—	—	—	—	34,714	34,714
Construction & land development	—	—	1,990	1,990	42,472	44,462
Commercial & industrial	—	—	—	—	149,943	149,943
Lease financing receivables	—	—	—	—	819	819
Warehouse lines of credit	—	—	—	—	272,584	272,584
Home equity	194	149	420	763	240,426	241,189
Consumer:
RPG loans	105	24	—	129	3,331	3,460
Credit cards	45	13	3	61	9,169	9,230
Overdrafts	150	1	—	151	815	966
Purchased whole loans	—	—	—	—	4,664	4,664
Other consumer	106	12	—	118	9,409	9,527

Total	$2,127	$2,137	$7,962	$12,226	$2,896,309	$2,908,535
Delinquency ratio**	0.07%	0.07%	0.27%	0.42%

	30 - 59	60 - 89	90 or More
December 31, 2013	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$1,956	$733	$3,668	$6,357	$1,091,438	$1,097,795
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	195	967	131	1,293	109,516	110,809
Commercial real estate	874	384	3,940	5,198	767,975	773,173
Commercial real estate - purchased whole loans	—	—	—	—	34,186	34,186
Construction & land development	332	—	167	499	43,852	44,351
Commercial & industrial	—	—	1,415	1,415	126,348	127,763
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	149,576	149,576
Home equity	665	48	397	1,110	225,672	226,782
Consumer:
RPG loans	—	—	—	—	1,827	1,827
Credit cards	87	6	5	98	8,932	9,030
Overdrafts	159	—	—	159	785	944
Purchased whole loans	—	—	—	—	—	—
Other consumer	67	27	—	94	13,462	13,556

Total	$4,335	$2,165	$9,723	$16,223	$2,573,569	$2,589,792
Delinquency ratio**	0.17%	0.08%	0.38%	0.63%

* - Except for PCI loans, all loans 90-days-or-more past due as of September 30, 2014 and December 31, 2013 were on non-accrual status.

** - Delinquency ratio equals total delinquent loans by delinquency class divided by total loans.

Impaired Loans

The Bank defines impaired loans as follows:

·                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

·                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial estimate;

·                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

·                        All retail and commercial TDRs; and

·                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” in this section of the filing for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2014	December 31, 2013

Loans with no allocated Allowance	$32,748	$36,721
Loans with allocated Allowance	57,565	71,273

Total impaired loans	$90,313	$107,994

Amount of the Allowance allocated	$5,651	$6,674

Approximately $14 million and $24 million of impaired loans at September 30, 2014 and December 31, 2013 were PCI loans. Approximately $5 million and $6 million of impaired loans at September 30, 2014 and December 31, 2013 were formerly PCI loans which became classified as “impaired” through a troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2014 and December 31, 2013:

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,298	$—	$113	$788	$—	$190	$—	$—
Collectively evaluated for impairment	4,436	766	595	6,574	34	896	813	8
PCI loans with post acquisition impairment	38	—	63	525	—	—	295	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$7,772	$766	$771	$7,887	$34	$1,086	$1,108	$8

Loans:
Impaired loans individually evaluated, excluding PCI loans	$40,274	$—	$3,138	$24,370	$—	$2,656	$3,884	$—
Loans collectively evaluated for impairment	1,085,709	139,252	91,239	730,376	34,714	41,176	144,595	819
PCI loans with post acquisition impairment	897	—	3,162	8,265	—	—	1,365	—
PCI loans without post acquisition impairment	715	—	826	8,754	—	630	99	—

	$1,127,595	$139,252	$98,365	$771,765	$34,714	$44,462	$149,943	$819

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$291	$—	$—	$—	$—	$49	$4,729
Collectively evaluated for impairment	681	2,337	44	292	252	189	49	17,966
PCI loans with post acquisition impairment	—	—	—	—	—	—	1	922
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$681	$2,628	$44	$292	$252	$189	$99	$23,617

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,230	$—	$—	$—	$—	$62	$76,614
Loans collectively evaluated for impairment	272,584	238,959	3,460	9,230	966	4,664	9,446	2,807,189
PCI loans with post acquisition impairment	—	—	—	—	—	—	10	13,699
PCI loans without post acquisition impairment	—	—	—	—	—	—	9	11,033

Total ending loan balance	$272,584	$241,189	$3,460	$9,230	$966	$4,664	$9,527	$2,908,535

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2013 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,606	$—	$61	$1,232	$—	$146	$111	$—
Collectively evaluated for impairment	4,159	—	672	6,474	34	1,140	661	—
PCI loans with post acquisition impairment	51	—	290	603	—	10	317	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,211	$—	$2,061	$33,519	$—	$2,494	$4,521	$—
Loans collectively evaluated for impairment	1,055,774	—	100,812	712,512	34,186	40,611	121,456	—
PCI loans with post acquisition impairment	1,455	—	5,984	14,512	—	267	1,609	—
PCI loans without post acquisition impairment	1,355	—	1,952	12,630	—	979	177	—

Total ending loan balance	$1,097,795	$—	$110,809	$773,173	$34,186	$44,351	$127,763	$—

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$203	$—	$—	$—	$—	$43	$5,402
Collectively evaluated for impairment	449	2,193	2	289	199	—	80	16,352
PCI loans with post acquisition impairment	—	—	—	—	—	—	1	1,272
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$449	$2,396	$2	$289	$199	$—	$124	$23,026

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,264	$—	$—	$—	$—	$85	$84,155
Loans collectively evaluated for impairment	149,576	224,518	1,827	9,030	944	—	13,438	2,464,684
PCI loans with post acquisition impairment	—	—	—	—	—	—	12	23,839
PCI loans without post acquisition impairment	—	—	—	—	—	—	21	17,114

Total ending loan balance	$149,576	$226,782	$1,827	$9,030	$944	$—	$13,556	$2,589,792

The following tables present loans individually evaluated for impairment by class as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014			September 30, 2014
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$6,961	$6,577	$—	$6,717	$66	$—	$6,838	$190	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	2,023	1,870	—	1,731	11	—	1,518	36	—
Commercial real estate	17,767	16,516	—	15,682	95	—	17,985	434	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,164	2,164	—	2,123	3	—	2,103	6	—
Commercial & industrial	3,884	3,884	—	4,019	31	—	4,126	181	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	1,888	1,737	—	1,802	11	—	1,780	27	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	5	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	35,090	34,594	3,336	34,919	246	—	34,697	737	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	4,430	4,430	176	4,811	51	—	5,700	149	—
Commercial real estate	16,158	16,119	1,313	17,479	186	—	20,338	499	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	492	492	190	498	6	—	546	17	—
Commercial & industrial	1,365	1,365	295	1,374	18	—	1,579	78	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	548	493	291	436	—	—	588	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	72	72	50	69	1	—	77	1	—
Total impaired loans	$92,842	$90,313	$5,651	$91,660	$725	$—	$97,880	$2,355	$—

	As of			Three Months Ended			Nine Months Ended
	December 31, 2013			September 30, 2013			September 30, 2013
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$7,136	$6,569	$—	$6,088	$35	$—	$9,876	$89	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,498	1,256	—	1,269	—	—	1,411	18	—
Commercial real estate	21,886	20,953	—	18,566	451	—	18,382	809	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,087	2,087	—	1,930	73	—	2,126	127	—
Commercial & industrial	4,367	4,258	—	3,460	204	—	3,770	413	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	1,695	1,577	—	1,724	34	—	1,867	64	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	18	18	—	37	—	—	221	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	34,393	34,097	3,657	36,008	315	—	33,841	876	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	6,789	6,789	351	5,688	166	—	4,661	208	—
Commercial real estate	27,080	27,078	1,835	26,508	549	—	26,055	998	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	674	674	156	2,000	30	—	2,674	75	—
Commercial & industrial	1,872	1,872	428	2,641	21	—	2,702	27	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	688	687	203	1,026	21	—	1,289	41	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	79	79	44	116	1	—	92	3	—
Total impaired loans	$110,262	$107,994	$6,674	$107,061	$1,900	$—	$108,967	$3,748	$—

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

All TDRs are considered “Impaired,” including PCI loans subsequently restructured. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of financing terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. The substantial majority of the Bank’s residential real estate TDR concessions involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Retail loans may also be classified as TDRs due to legal modifications, such as bankruptcies.

Non-accrual loans modified as TDRs typically remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2014 and December 31, 2013, $15 million and $13 million of TDRs were on non-accrual status.

Detail of TDRs differentiated by loan class and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
September 30, 2014 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$6,836	$32,984	$39,820
Commercial real estate	6,258	15,665	21,923
Construction & land development	1,990	562	2,552
Commercial & industrial	—	3,884	3,884

Total troubled debt restructurings	$15,084	$53,095	$68,179

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,514	$31,705	$37,219
Commercial real estate	7,486	22,041	29,527
Construction & land development	97	2,608	2,705
Commercial & industrial	143	4,378	4,521

Total troubled debt restructurings	$13,240	$60,732	$73,972

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of TDRs outstanding by modification and performance under modified terms at September 30, 2014 and December 31, 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
September 30, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$683	$395	$1,078
Rate reduction	27,970	4,399	32,369
Principal deferral	1,066	385	1,451
Legal modifications	3,390	1,532	4,922
Total residential TDRs	33,109	6,711	39,820

Commercial related and construction/land development loans:
Interest only payments	3,703	950	4,653
Rate reduction	9,900	2,881	12,781
Principal deferral	6,507	4,209	10,716
Legal modifications	—	209	209
Total commercial TDRs	20,110	8,249	28,359
Total troubled debt restructurings	$53,219	$14,960	$68,179

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$430	$671	$1,101
Rate reduction	26,004	4,993	30,997
Principal deferral	1,840	632	2,472
Legal modifications	1,247	1,402	2,649
Total residential TDRs	29,521	7,698	37,219

Commercial related and construction/land development loans:
Interest only payments	6,086	1,321	7,407
Rate reduction	13,958	663	14,621
Principal deferral	8,983	5,351	14,334
Legal modifications	—	391	391
Total commercial TDRs	29,027	7,726	36,753
Total troubled debt restructurings	$58,548	$15,424	$73,972

As of September 30, 2014 and December 31, 2013, 78% and 79% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $5 million of specific reserve allocations to customers whose debt terms have been modified in TDRs as of September 30, 2014 and December 31, 2013. Specific reserve allocations are generally assessed for commercial loans prior to loans being modified as a TDR, as most migrate from the Bank’s internal “watch list” and have been specifically provided for or reserved for as part of the Bank’s normal loss provisioning methodology. The Bank had not committed to finance any additional material amounts to its existing TDR relationships at September 30, 2014.

A summary of the categories of TDR loan modifications that occurred during the three months ended September 30, 2014 and 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
September 30, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$—	$395	$395
Rate reduction	358	127	485
Principal deferral	349	—	349
Legal modifications	149	198	347
Total residential TDRs	856	720	1,576

Commercial related and construction/land development loans:
Interest only payments	368	392	760
Rate reduction	2,374	—	2,374
Principal deferral	1,172	—	1,172
Total commercial TDRs	3,914	392	4,306
Total troubled debt restructurings	$4,770	$1,112	$5,882

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Three Months Ended	Performing to	Not Performing to	Troubled Debt
September 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Rate reduction	$1,082	$—	$1,082
Principal deferral	—	—	—
Legal modifications	172	272	444
Total residential TDRs	1,254	272	1,526

Commercial related and construction/land development loans:
Interest only payments	441	145	586
Rate reduction	3,407	189	3,596
Principal deferral	1,456	—	1,456
Legal modifications	—	167	167
Total commercial TDRs	5,304	501	5,805
Total troubled debt restructurings	$6,558	$773	$7,331

As of September 30, 2014 and 2013, 81% and 89% of the Bank’s TDRs that occurred during the third quarters of 2014 and 2013 were performing according to their modified terms. The Bank provided $268,000 and $294,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the third quarters of 2014 and 2013. As stated above, specific reserves for commercial loans are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

A summary of the categories of TDR loan modifications that occurred during the nine months ended September 30, 2014 and 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Nine Months Ended	Performing to	Not Performing to	Troubled Debt
September 30, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$—	$397	$397
Rate reduction	2,053	1,451	3,504
Principal deferral	468	29	497
Legal modifications	2,146	796	2,942
Total residential TDRs	4,667	2,673	7,340

Commercial related and construction/land development loans:
Interest only payments	672	392	1,064
Rate reduction	2,830	1,071	3,901
Principal deferral	1,420	1,744	3,164
Total commercial TDRs	4,922	3,207	8,129
Total troubled debt restructurings	$9,589	$5,880	$15,469

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
Nine Months Ended	Performing to	Not Performing to	Troubled Debt
Septemer 30, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$165	$—	$165
Rate reduction	2,703	689	3,392
Principal deferral	64	160	224
Legal modifications	1,405	826	2,231
Total residential TDRs	4,337	1,675	6,012

Commercial related and construction/land development loans:
Interest only payments	719	145	864
Rate reduction	3,407	189	3,596
Principal deferral	1,765	—	1,765
Legal modifications	—	167	167
Total commercial TDRs	5,891	501	6,392
Total troubled debt restructurings	$10,228	$2,176	$12,404

As of September 30, 2014 and 2013, 62% and 82% of the Bank’s TDRs that occurred during the first nine months of 2014 and 2013 were performing according to their modified terms. The Bank provided $602,000 and $1 million in specific reserve allocations to customers whose loan terms were modified in TDRs during the first nine months of 2014 and 2013. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances at September 30, 2014 and December 31, 2013.

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of September 30, 2014 and 2013 and for which there was a payment default during the three months ended September 30, 2014 and 2013:

Three Months Ended	Number of	Recorded
September 30, 2014 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	1	$45
Owner occupied - correspondent	—	—
Non owner occupied	6	589
Commercial real estate	2	467
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	—	—

Total	9	$1,101

Three Months Ended	Number of	Recorded
September 30, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	14	$979
Owner occupied - correspondent	—	—
Non owner occupied	—	—
Commercial real estate	2	357
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	1	145
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	1	68
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	—	—

Total	18	$1,549

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of September 30, 2014 and 2013 and for which there was a payment default during the nine months ended September 30, 2014 and 2013:

Nine Months Ended	Number of	Recorded
September 30, 2014 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	9	$1,388
Owner occupied - correspondent	—	—
Non owner occupied	6	589
Commercial real estate	3	1,537
Commercial real estate - purchased whole loans	—	—
Construction & land development	1	1,500
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	—	—

Total	19	$5,014

Nine Months Ended	Number of	Recorded
September 30, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	32	$2,434
Owner occupied - correspondent	—	—
Non owner occupied	—	—
Commercial real estate	2	357
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	1	145
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	2	74
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	—	—

Total	37	$3,010

4.                                      DEPOSITS

Ending deposit balances at September 30, 2014 and December 31, 2013 were as follows:

(in thousands)	September 30, 2014	December 31, 2013

Demand	$697,243	$651,134
Money market accounts	469,142	479,569
Brokered money market accounts	33,517	35,533
Savings	87,838	78,020
Individual retirement accounts*	26,846	28,767
Time deposits, $100,000 and over*	75,918	67,255
Other certificates of deposit*	68,370	75,516
Brokered certificates of deposit*(1)	66,300	86,421

Total interest-bearing deposits	1,525,174	1,502,215
Total non interest-bearing deposits	534,662	488,642

Total deposits	$2,059,836	$1,990,857

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

5.                                      FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At September 30, 2014 and December 31, 2013, FHLB advances were as follows:

(in thousands)	September 30, 2014	December 31, 2013

Overnight advance with an interest rate of 0.08% due on October 1, 2014	$130,000	$—

Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 19, 2014	10,000	10,000

Fixed interest rate advances with a weighted average interest rate of 1.84% due through 2023	422,000	495,000

Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000

Total FHLB advances	$662,000	$605,000

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2014 and December 31, 2013, Republic had available collateral to borrow an additional $429 million and $282 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions as of September 30, 2014 and December 31, 2013.

Aggregate future principal payments on FHLB advances and the weighted average cost of such advances, based on contractual maturity dates are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2014	210,000	0.96%
2015	10,000	2.48%
2016	82,000	1.74%
2017	145,000	3.44%
2018	97,500	1.50%
2019	80,000	1.77%
Thereafter	37,500	1.93%

Total	$662,000	1.86%

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2014	December 31, 2013

First lien, single family residential real estate	$1,253,537	$1,082,624
Home equity lines of credit	100,783	105,957
Multi-family commercial real estate	9,373	13,124

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$149,891	$—	$149,891
Private label mortgage backed security	—	—	5,337	5,337
Mortgage backed securities - residential	—	130,265	—	130,265
Collateralized mortgage obligations	—	150,678	—	150,678
Freddie Mac preferred stock	—	669	—	669
Mutual fund	1,010	—	—	1,010
Corporate bonds	—	15,124	—	15,124
Total securities available for sale	$1,010	$446,627	$5,337	$452,974

Mortgage loans held for sale	$—	$5,890	$—	$5,890
Rate lock commitments	—	335	—	335
Financial liabilities:
Mandatory forward contracts	—	18	—	18
Interest rate swap agreements	—	203	—	203

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$97,465	$—	$97,465
Private label mortgage backed security	—	—	5,485	5,485
Mortgage backed securities - residential	—	150,087	—	150,087
Collateralized mortgage obligations	—	163,946	—	163,946
Mutual fund	995	—	—	995
Corporate bonds	—	14,915	—	14,915
Total securities available for sale	$995	$426,413	$5,485	$432,893

Mortgage loans held for sale	$—	$3,506	$—	$3,506
Rate lock commitments	—	77	—	77
Mandatory forward contracts	—	12	—	12
Interest rate swap agreements	—	170	—	170

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2014 and 2013.

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This represents the sole asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$5,461	$5,641	$5,485	$5,687

Total gains or losses included in earnings:
Net change in unrealized gain	65	(4)	434	418
Recovery of actual losses previously recorded	35	37	101	37
Principal paydowns	(224)	(217)	(683)	(685)
Balance, end of period	$5,337	$5,457	$5,337	$5,457

The fair value of the Bank’s single private label mortgage backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average Fair Isaac Corporation (“FICO”) score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2014 and December 31, 2013:

	Fair	Valuation
September 30, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,337	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%
			(2) Probability of default	3.0% - 6.0%
			(2) Loss severity	60% - 75%

	Fair	Valuation
December 31, 2013 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,485	Discounted cash flow	(1) Constant prepayment rate	2.5% - 6.5%
			(2) Probability of default	3.0% - 7.0%
			(2) Loss severity	55% - 75%

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the ultimate resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

(in thousands)	September 30, 2014	December 31, 2013

Aggregate fair value	$5,890	$3,506
Contractual balance	5,743	3,417
Gain	147	89

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2014 and 2013 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Interest income	$38	$130	$133	$388
Change in fair value	(65)	(218)	59	(331)
Total included in earnings	$(27)	$(88)	$192	$57

Assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at
	September 30, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,224	$1,224
Non owner occupied	—	—	706	706
Commercial real estate	—	—	6,692	6,692
Home equity	—	—	1,157	1,157
Total impaired loans*	$—	$—	$9,779	$9,779

Other real estate owned:
Residential real estate	$—	$—	$980	$980
Commercial real estate	—	—	1,385	1,385
Construction & land development	—	—	5,240	5,240
Total other real estate owned	$—	$—	$7,605	$7,605

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$2,020	$2,020
Commercial real estate	—	—	5,488	5,488
Home equity	—	—	1,030	1,030
Total impaired loans*	$—	$—	$8,538	$8,538

Other real estate owned:
Residential real estate	$—	$—	$1,716	$1,716
Commercial real estate	—	—	507	507
Construction & land development	—	—	6,195	6,195
Total other real estate owned	$—	$—	$8,418	$8,418

* - The impaired loan balances in the preceding two tables exclude TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote 6 and represents estimated selling costs to liquidate the underlying collateral on such debt.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$1,224	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (9%)

Impaired loans - residential real estate non owner occupied	$706	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (15%)

Impaired loans - commercial real estate	$4,952	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 9% (6%)

	$1,740	Income approach	Adjustments for differences between net operating income expectations	3% (3%)

Impaired loans - home equity	$1,157	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 35% (12%)

Other real estate owned - residential real estate	$980	Sales comparison approach	Adjustments determined for differences between comparable sales	10% - 16% (16%)

Other real estate owned - commercial real estate	$236	Sales comparison approach	Adjustments determined for differences between comparable sales	20% (20%)

	$1,149	Income approach	Adjustments for differences between net operating income expectations	37% (37%)

Other real estate owned - construction & land development	$2,488	Sales comparison approach	Adjustments determined for differences between comparable sales	13% - 70% (31%)

	$2,752	Income approach	Adjustments for differences between net operating income expectations	13% - 30% (23%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)
Impaired loans - residential real estate	$2,020	Sales comparison approach	Adjustments determined for differences between comparable sales	2% - 22% (7%)

Impaired loans - commercial real estate	$5,488	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 30% (19%)

Impaired loans - home equity	$1,030	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 10% (2%)

Other real estate owned - residential real estate	$1,716	Sales comparison approach	Adjustments determined for differences between comparable sales	10% - 53% (30%)

Other real estate owned - commercial real estate	$507	Sales comparison approach	Adjustments determined for differences between comparable sales	23% - 33% (29%)

Other real estate owned - construction & land development	$2,236	Sales comparison approach	Adjustments determined for differences between comparable sales	17% - 58% (43%)

	$3,959	Income approach	Adjustments for differences between net operating income expectations	21% (21%)

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	September 30, 2014	December 31, 2013

Carrying amount of loans measured at fair value	$8,729	$7,629
Estimated selling costs considered in carrying amount	1,050	909
Total fair value	$9,779	$8,538

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The fair value of the Bank’s other real estate owned properties equaled or exceeded their carrying value on an individual basis at September 30, 2014 and December 31, 2013.

Details of other real estate owned carrying value and write downs follows:

(in thousands)	September 30, 2014	December 31, 2013

Carrying value of other real estate owned	$11,937	$17,102

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Other real estate owned write-downs	$1,217	$190	$2,042	$1,074

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value. No MSRs were carried at fair value at September 30, 2014 and December 31, 2013.

Adjustments to mortgage banking income recorded due to the valuation of MSRs for the three and nine months ended September 30, 2014 and 2013 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Credit to mortgage banking income due to impairment evaluation	$—	$(33)	$—	$(345)

The carrying amounts and estimated fair values of all financial instruments, at September 30, 2014 and December 31, 2013 follows:

		Fair Value Measurements at
		September 30, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$69,682	$69,682	$—	$—	$69,682
Securities available for sale	452,974	1,010	446,627	5,337	452,974
Securities to be held to maturity	47,247	—	47,541	—	47,541
Mortgage loans held for sale, at fair value	5,890	—	5,890	—	5,890
Loans, net	2,884,918	—	—	2,922,976	2,922,976
Federal Home Loan Bank stock	28,208	—	—	—	N/A
Accrued interest receivable	8,555	—	8,555	—	8,555

Liabilities:
Non interest-bearing deposits	534,662	—	534,662	—	534,662
Transaction deposits	1,287,740	—	1,287,740	—	1,287,740
Time deposits	237,434	—	237,886	—	237,886
Securities sold under agreements to repurchase and other short-term borrowings	275,874	—	275,874	—	275,874
Federal Home Loan Bank advances	662,000	—	673,135	—	673,135
Subordinated note	41,240	—	39,618	—	39,618
Accrued interest payable	1,149	—	1,149	—	1,149

		Fair Value Measurements at
		December 31, 2013:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$170,863	$170,863	$—	$—	$170,863
Securities available for sale	432,893	995	426,413	5,485	432,893
Securities to be held to maturity	50,644	—	50,768	—	50,768
Mortgage loans held for sale, at fair value	3,506	—	3,506	—	3,506
Loans, net	2,566,766	—	—	2,585,476	2,585,476
Federal Home Loan Bank stock	28,342	—	—	—	N/A
Accrued interest receivable	8,272	—	8,272	—	8,272

Liabilities:
Non interest-bearing deposits	488,642	—	488,642	—	488,642
Transaction deposits	1,244,256	—	1,244,256	—	1,244,256
Time deposits	257,959	—	259,345	—	259,345
Securities sold under agreements to repurchase and other short-term borrowings	165,555	—	165,555	—	165,555
Federal Home Loan Bank advances	605,000	—	618,064	—	618,064
Subordinated note	41,240	—	38,020	—	38,020
Accrued interest payable	1,459	—	1,459	—	1,459

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

7.                                      MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

September 30, (in thousands)	2014	2013

Balance, January 1	$3,506	$10,614
Origination of mortgage loans held for sale	54,046	263,411
Proceeds from the sale of mortgage loans held for sale	(53,556)	(270,562)
Net gain on sale of mortgage loans held for sale	1,894	6,340

Balance, September 30	$5,890	$9,803

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Net gain realized on sale of mortgage loans held for sale	$689	$1,633	$1,607	$7,310
Net change in fair value recognized on loans held for sale	(65)	(218)	59	(331)
Net change in fair value recognized on rate lock commitments	79	(44)	258	(432)
Net change in fair value recognized on forward contracts	25	(439)	(30)	(207)
Net gain recognized	728	932	1,894	6,340

Loan servicing income	482	514	1,276	1,606
Amortization of mortgage servicing rights	(334)	(453)	(996)	(1,811)
Change in mortgage servicing rights valuation allowance	—	33	—	345
Net servicing income recognized	148	94	280	140

Total Mortgage Banking income	$876	$1,026	$2,174	$6,480

Activity for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2014	2013

Balance, January 1	$5,409	$4,777
Additions	468	2,171
Amortized to expense	(996)	(1,811)
Change in valuation allowance	—	345

Balance, September 30	$4,881	$5,482

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2014	2013

Balance, January 1	$—	$(345)
Additions	—	—
Reductions credited to operations	—	345

Balance, September 30	$—	$—

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Fair value of mortgage servicing rights portfolio	$7,064	$7,337
Prepayment speed range	105% - 462%	105% - 550%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	6.22	6.17

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2014		December 31, 2013
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$5,742	$5,890	$3,417	$3,506

Included in other assets:
Rate lock loan commitments	$14,954	$335	$4,393	$77
Mandatory forward contracts	—	—	5,571	12
Total included in other assets	$14,954	$335	$9,964	$89

Included in other liabilities:
Mandatory forward contracts	$13,211	$18	$—	$—

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

Summary information about swaps designated as cash flow hedges as of September 30, 2014 and December 31, 2013 follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.19%	0.21%
Weighted average remaining maturity in years	6	7
Unrealized gain (loss)	$(203)	$170
Fair value of security pledged as collateral	$341	$—

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Interest expense on deposits related to money market swap transaction	$50	$—	$150	$—
Interest expense on FHLB advances related to FHLB swap transaction	54	—	153	—
Total interest expense on swap transactions	$104	$—	$303	$—

The following tables present the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the three and nine months ended September 30, 2014:

Three Months Ended September 30, 2014 (in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$28	$(104)	$—

Nine Months Ended September 30, 2014 (in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$(676)	$(303)	$—

The following table reflects the cash flow hedges included in the consolidated balance sheet as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value included in other assets:
Cash flow hedges - interest rate swaps	$—	$—	$20,000	$170
Fair value included in other liabilities:
Cash flow hedges - interest rate swaps	$20,000	$203	$—	$—

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

The table below presents the Bank’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

(in thousands)	September 30, 2014	December 31, 2013

Unused warehouse lines of credit	$209,916	$208,424
Unused home equity lines of credit	237,632	230,361
Unused loan commitments - other	183,357	178,776
Commitments to purchase loans	76,913	—
Standby letters of credit	12,679	2,308
FHLB letters of credit	750	3,200
Total commitments	$721,247	$623,069

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

At September 30, 2014 and December 31, 2013, the Bank had letters of credit from the FHLB issued on behalf of a RB&T client. This letter of credit was used as a credit enhancement for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net income	$5,246	$4,603	$23,552	$24,078

Weighted average shares outstanding	20,797	20,787	20,795	20,811
Effect of dilutive securities	94	140	96	94
Average shares outstanding including dilutive securities	20,891	20,927	20,891	20,905

Basic earnings per share:
Class A Common Share	$0.25	$0.22	$1.14	$1.16
Class B Common Share	$0.24	$0.21	$1.09	$1.12

Diluted earnings per share:
Class A Common Share	$0.25	$0.22	$1.13	$1.16
Class B Common Share	$0.24	$0.21	$1.08	$1.11

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Antidilutive stock options	16	14	16	113
Average antidilutive stock options	16	10	15	110

11.                               OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Available for Sale Securities:
Unrealized gain (loss) on securities available for sale	$(10)	$(198)	$2,618	$(3,163)
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	65	(4)	434	418
Net unrealized gains (losses)	55	(202)	3,052	(2,745)
Tax effect	(21)	71	(1,070)	962
Net of tax	34	(131)	1,982	(1,783)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	28	—	(676)	—
Reclassification adjustment for losses realized in income	104	—	303	—
Net unrealized gains (losses)	132	—	(373)	—
Tax effect	(45)	—	131	—
Net of tax	87	—	(242)	—

Total other comprehensive income, net of tax	$121	$(131)	$1,740	$(1,783)

The following is a summary of the accumulated OCI balances, net of tax for the nine months ended September 30, 2014 and 2013:

(in thousands)	Balance at December 31, 2013	Change for Nine Months ending September 30, 2014	Balance at September 30, 2014

Unrealized gain on securities available for sale	$2,526	$1,700	$4,226
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	282	766
Unrealized gain (loss) on cash flow hedge	111	(242)	(131)
Total unrealized gain	$3,121	$1,740	$4,861

(in thousands)	Balance at December 31, 2012	Change for Nine Months ending September 30, 2013	Balance at September 30, 2013

Unrealized gain (loss) on securities available for sale	$5,610	$(2,055)	$3,555
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	2	272	274
Total unrealized gain (loss)	$5,612	$(1,783)	$3,829

12.                               SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and customers are similar.

As of September 30, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Along with the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) operate as divisions of the RPG segment.

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

Segment information for the three months ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30, 2014
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,337	$38	$67	$28,442

Provision for loan losses	1,542	—	(32)	1,510

Net refund transfer fees	—	—	(133)	(133)
Mortgage banking income	—	876	—	876
Other non-interest income	6,073	41	287	6,401
Total non-interest income	6,073	917	154	7,144

Total non-interest expenses	22,982	754	2,086	25,822

Income (loss) before income tax expense	9,886	201	(1,833)	8,254
Income tax expense (benefit)	3,600	71	(663)	3,008
Net income (loss)	$6,286	$130	$(1,170)	$5,246

Segment end of period assets	$3,598,186	$11,150	$16,283	$3,625,619

Net interest margin	3.38%	NM	NM	3.38%

	Three Months Ended September 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,390	$130	$19	$28,539

Provision for loan losses	2,257	—	(57)	2,200

Net refund transfer fees	—	—	152	152
Mortgage banking income	—	1,026	—	1,026
Other non-interest income	6,203	19	99	6,321
Total non-interest income	6,203	1,045	251	7,499

Total non-interest expenses	22,197	768	3,320	26,285

Income (loss) before income tax expense	10,139	407	(2,993)	7,553
Income tax expense (benefit)	3,856	142	(1,048)	2,950
Net income (loss)	$6,283	$265	$(1,945)	$4,603

Segment end of period assets	$3,305,689	$15,697	$10,495	$3,331,881

Net interest margin	3.54%	NM	NM	3.54%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Segment information for the nine months ended September 30, 2014 and 2013 follows:

	Nine Months Ended September 30, 2014
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$82,891	$133	$272	$83,296

Provision for loan losses	2,012	—	(512)	1,500

Net refund transfer fees	—	—	16,091	16,091
Mortgage banking income	—	2,174	—	2,174
Other non-interest income	18,124	186	1,412	19,722
Total non-interest income	18,124	2,360	17,503	37,987

Total non-interest expenses	71,389	2,977	8,986	83,352

Income (loss) before income tax expense	27,614	(484)	9,301	36,431
Income tax expense (benefit)	9,594	(169)	3,454	12,879
Net income (loss)	$18,020	$(315)	$5,847	$23,552

Segment end of period assets	$3,598,186	$11,150	$16,283	$3,625,619

Net interest margin	3.34%	NM	NM	3.32%

	Nine Months Ended September 30, 2013
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$85,957	$388	$91	$86,436

Provision for loan losses	3,276	—	(796)	2,480

Net refund transfer fees	—	—	13,849	13,849
Mortgage banking income	—	6,480	—	6,480
Bargain purchase gain - FCB	1,324	—	—	1,324
Other non-interest income	18,151	102	792	19,045
Total non-interest income	19,475	6,582	14,641	40,698

Total non-interest expenses	72,713	2,537	11,927	87,177

Income before income tax expense	29,443	4,433	3,601	37,477
Income tax expense	10,588	1,551	1,260	13,399
Net income	$18,855	$2,882	$2,341	$24,078

Segment end of period assets	$3,305,689	$15,697	$10,495	$3,331,881

Net interest margin	3.57%	NM	NM	3.55%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). RB&T is a Kentucky-based, state chartered non-member financial institution. The Captive, which was formed during the third quarter of 2014, is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank. The Captive provides insurance to five other third party insurance captives for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

During the second quarter of 2014, Republic Bank, the Company’s wholly-owned, federally chartered savings institution, was legally merged into RB&T. The merged institution operates under the name Republic Bank & Trust Company. The merger did not materially impact the Company’s consolidated financial statements.

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; the term the “Bank” refers to the Company’s subsidiary bank, RB&T; and the term the “Captive” refers to the Company’s subsidiary insurance company, Republic Insurance Services, Inc.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; personal and corporate customers’ bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or cyber security attacks involving either the Company or one of the Company’s third party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) included under Part 1 Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

Broadly speaking, forward-looking statements include:

·                  projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;

·                  descriptions of plans or objectives for future operations, products or services;

·                  forecasts of future economic performance; and

·                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

·               loan delinquencies; non-performing, classified, or impaired loans; and troubled debt restructurings (“TDR”s);

·               further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions for loan losses;

·               future credit quality, credit losses and the overall adequacy of the Allowance for Loan Losses (“Allowance”);

·               potential write-downs of other real estate owned (“OREO”);

·               future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);

·               the future impact of Company strategies to mitigate interest rate risk;

·               future long-term interest rates and their impact on the demand for Mortgage Banking products, warehouse lines of credit and correspondent lending;

·               the future value of mortgage servicing rights (“MSR”s);

·               the future financial performance of the Tax Refund Solutions (“TRS”) division of the Republic Processing Group (“RPG”) segment;

·               future Refund Transfer (“RT”) volume for TRS;

·               the future net revenue associated with RTs at TRS;

·               the future financial performance of the Republic Payment Solutions (“RPS”) division of RPG;

·               the future financial performance of the Republic Credit Solutions (“RCS”) division of RPG;

·               the potential impairment of investment securities;

·               the growth in the Bank’s loan portfolio, in general;

·               the growth in the Bank’s Mortgage Warehouse and Correspondent Lending portfolios;

·               the volatility of the Bank’s Mortgage Warehouse portfolio outstanding balances;

·               the Bank’s ability to maintain and/or grow deposits;

·               the concentrations and volatility of the Bank’s securities sold under agreements to repurchase;

·               the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to future business acquisitions, in general, and the Bank’s two FDIC-assisted acquisitions from 2012;

·               future accretion of discounts on loans acquired in the Bank’s two FDIC-assisted acquisitions from 2012 and the effect of such accretion on the Bank’s net interest income and net interest margin;

·               future amortization of premiums on loans acquired through the Bank’s Correspondent Lending division and the effect of such amortization on the Bank’s net interest income and net interest margin;

·               the extent to which regulations written and implemented by the Federal Bureau of Consumer Financial Protection (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services, may limit or prohibit the operation of the Company’s business;

·               financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including but not limited to, Basel III capital reforms; the Dodd-Frank Act; and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

·               the impact of new accounting pronouncements;

·               legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;

·               future capital expenditures; and

·               the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations.

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2014, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). Along with the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for separate and independent segment reporting. Net income, total assets and net interest margin by segment for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30, 2014
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,286	$130	$(1,170)	$5,246
Segment assets	3,598,186	11,150	16,283	3,625,619
Net interest margin	3.38%	NM	NM	3.38%

	Three Months Ended September 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,283	$265	$(1,945)	$4,603
Segment assets	3,305,689	15,697	10,495	3,331,881
Net interest margin	3.54%	NM	NM	3.54%

	Nine Months Ended September 30, 2014
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$18,020	$(315)	$5,847	$23,552
Segment assets	3,598,186	11,150	16,283	3,625,619
Net interest margin	3.34%	NM	NM	3.32%

	Nine Months Ended September 30, 2013
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$18,855	$2,882	$2,341	$24,078
Segment assets	3,305,689	15,697	10,495	3,331,881
Net interest margin	3.57%	NM	NM	3.55%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 12 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

As of September 30, 2014, in addition to an Internet delivery channel, Republic had 42 full-service banking centers with locations as follows:

·                  Kentucky — 33

·                  Metropolitan Louisville — 20

·                  Central Kentucky — 8

·                  Elizabethtown — 1

·                  Frankfort — 1

·                  Georgetown — 1

·                  Lexington — 4

·                  Shelbyville — 1

·                  Western Kentucky — 2

·                  Owensboro — 2

·                  Northern Kentucky — 3

·                  Covington — 1

·                  Florence — 1

·                  Independence — 1

·                  Southern Indiana — 3

·                  Floyds Knobs — 1

·                  Jeffersonville — 1

·                  New Albany — 1

·                  Metropolitan Tampa, Florida — 3

·                  Metropolitan Cincinnati, Ohio — 1

·                  Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

The Bank principally markets its lending products and services through the following delivery channels:

Retail Mortgage Lending — Primarily through its retail banking centers, the Bank originates single family, first lien residential real estate loans, home equity loans and home equity lines of credit. Such loans are generally collateralized by owner occupied property, predominately located in the Bank’s primary market areas.

Commercial Lending — The Bank’s commercial real estate (“CRE”) loans are generally made to small-to-medium sized businesses in amounts up to 80% or 85% loan-to-value (“LTV”), depending on the market. LTV is based on the lesser of the appraised value or purchase price of the property.

A broad range of short-to-medium-term collateralized commercial and industrial (“C&I”) loans and leases are made available to businesses for working capital, business expansion (including acquisitions of real estate and improvements), and the purchase of equipment or machinery. These often represent term loans, lines of credit and equipment and receivables financing.

Construction and Land Development Lending — The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Construction loans may be made to consumers or to developers and builders to construct single family dwellings under contract.

The Bank also makes land development loans to real estate developers for the acquisition, development and construction of commercial projects.

Consumer Lending — Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as other secured and unsecured personal loans, in addition to credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family, first lien residential real estate loans, other traditional consumer loan products, while available, are not and have not been actively promoted in the Bank’s markets.

Internet Lending — The Bank accepts online loan applications through its website, www.republicbank.com.  Loans originated through the Internet are primarily within the Bank’s traditional markets of Kentucky and Indiana.

Warehouse Lines of Credit — The Bank provides short-term, revolving credit facilities to mortgage bankers across the Nation through mortgage warehouse lines of credit.

Correspondent Lending — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending division in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Mortgage Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending division are amortized into interest income on the level-yield method over the expected life of the loan.  Loans acquired through the Correspondent Lending division generally reflect borrowers outside of the Bank’s historical market footprint.  As of September 30, 2014, a substantial majority of loans originated through the Company’s Correspondent Lending division were secured by single family residences located in the state of California.

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

See additional detail regarding the Traditional Banking segment under Footnote 12 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding Mortgage Banking under Footnote 7 “Mortgage Banking Activities” and Footnote 12 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding RPG under Footnote 12 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013)

Net income for the three months ended September 30, 2014 was $5.2 million, representing an increase of $643,000, or 14%, compared to the same period in 2013. Diluted earnings per Class A Common Share were $0.25 and $0.22 for the quarters ended September 30, 2014 and 2013.

Within the Company’s Traditional Banking segment, net income for the third quarter of 2014 was $6.3 million, approximately equivalent to the same period in 2013.

The Company’s Mortgage Banking segment reflected net income of $130,000 for the third quarter of 2014 compared to $265,000 for the same period in 2013.

The TRS division of the RPG segment derives substantially all of its revenue during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

The RPG segment reflected a third quarter 2014 net loss of $1.2 million, an improvement of $775,000, or 40%, over a $1.9 million net loss for the same period in 2013.

Other general highlights by segment for the quarter ended September 30, 2014 consisted of the following:

Traditional Banking segment

·                  Net income increased $3,000, or less than 1%, for the third quarter of 2014 compared to the same period in 2013.

·                  Provision for loan losses (“Provision”) was $1.5 million for the quarter ended September 30, 2014 compared to $2.3 million for the same period in 2013.

·                  Net interest income was $28.3 million for the third quarter of 2014 compared to $28.4 million for the same period in 2013. The Traditional Banking segment net interest margin decreased 16 basis points for the quarter ended September 30, 2014 to 3.38%.

·                  Total non-interest income decreased $130,000, or 2%, for the third quarter of 2014 compared to the same period in 2013.

·                  Total non-interest expense increased $785,000, or 4%, during the third quarter of 2014 compared to the third quarter of 2013.

·                  Gross Traditional Bank loans, excluding outstanding Mortgage Warehouse lines, increased by $155 million, or 6%, during the third quarter of 2014 compared to a decline of $12 million, or less than 1% during the same period in 2013. Growth during the third quarter of 2014 was primarily driven by the Traditional Bank’s Correspondent Lending division, which acquired $128 million of loans during the quarter.

·                  Outstanding Mortgage Warehouse lines of credit increased by $28 million, or 12%, during the third quarter of 2014 compared to a decline of $55 million, or 31% during the same period in 2013.

Mortgage Banking segment

·                  Within the Mortgage Banking segment, mortgage banking income decreased $150,000, or 15%, during the third quarter of 2014 compared to the same period in 2013.

·                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $22 million during the third quarter of 2014 compared to $71 million during the same period in 2013.  Increases in long-term interest rates, which began to occur in May 2013, continued to negatively impact demand for mortgage refinances in particular, with this impact expected to continue through 2014.

Republic Processing Group segment

·                  Net loss for RPG improved $775,000, or 40%, for the third quarter of 2014 compared to the same period in 2013.

·                  While RB&T permanently discontinued the offering of its Refund Anticipation Loan (“RAL”) product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. RPG recorded a net credit to the Provision of $32,000 for the third quarter of 2014 compared to a $57,000 credit for the same period in 2013.

·                  Non-interest income was $154,000 for the third quarter of 2014 compared to $251,000 for the same period in 2013.

·                  Non-interest expenses were $2.1 million for the third quarter of 2014 compared to $3.3 million for the same period in 2013. The improved performance was primarily driven by the TRS division, which experienced a $902,000 decrease in legal fees for the quarter, as the Company incurred substantial legal expenses during the third quarter of 2013 related to contract disputes with its previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013)

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

Total Company net interest income decreased $97,000, or less than 1%, for the third quarter of 2014 compared to the same period in 2013.  The total Company net interest margin decreased from 3.54% during the third quarter of 2013 to 3.38% for the third quarter of 2014.  The minimal decrease in the Company’s net interest income, as compared to the relatively large decrease in net interest margin, primarily reflects two main drivers:  the first a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs; the second a $219 million, or 9%, increase in the total Company’s average loans over the past 12 months.  The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $53,000, or less than 1%, for the quarter ended September 30, 2014 compared to the same period in 2013. The Traditional Banking net interest margin decreased 16 basis points from the same period in 2013 to 3.38%. The decrease in the Traditional Bank’s net interest income and net interest margin during 2014 was primarily attributable to the following factors:

·                  Excluding the mortgage warehouse loan portfolio (discussed below), the Traditional Banking segment continued to experience downward repricing in its loans and investment portfolios during the third quarter of 2014. This downward repricing resulted from the ongoing paydowns and early payoffs of higher earning assets with new originations and purchases being made into lower yielding earning assets.  As a result, the yield in both the loan and investment portfolios declined from the third quarter 2013 compared to the same period in 2014.

·                  Traditional Bank loans, excluding mortgage warehouse loans, experienced yield compression of 46 basis points from the third quarter of 2013 compared to the same period in 2014.  Average loans outstanding, excluding mortgage warehouse loans, were $2.43 billion with a weighted average yield of 4.93% during the third quarter of 2013 compared to $2.55 billion with a weighted average yield of 4.47% during the same period 2014. The overall effect of these changes in rate and volume was a decline of $1.6 million in interest income.

·                  Traditional Bank taxable investment securities experienced yield compression of 11 basis points from the third quarter of 2013 compared to the same period in 2014. Average taxable investment securities outstanding were $531 million with a weighted average yield of 1.74% during the third quarter of 2013 compared to $539 million with a weighted average yield of 1.63% during the same period in 2014.  The overall effect of these changes in rate and volume was a decrease of $105,000 in interest income.

·                  Average outstanding mortgage warehouse lines of credit increased $115 million from the third quarter of 2013 to the same period in 2014.  Average mortgage warehouse loans outstanding were $243 million during the third quarter of 2014 with a weighted-average yield of 3.92%, compared to average loans outstanding of $128 million with a weighted-average yield of 4.46% for the same period in 2013.  As a result of these changes in rate and volume, interest income on mortgage warehouse lines of credit increased $947,000 during the third quarter of 2014 compared to the same period in 2013. See additional detail regarding Mortgage Warehouse lines of credit under the section titled “Loan Portfolio” in this section of the filing.

·                  Average FHLB advances decreased $17 million from the third quarter of 2013 to the same period in 2014.  Average FHLB advances were $576 million during the third quarter of 2014 with a weighted-average cost of 2.16%, compared to average advances of $593 million with a weighted-average cost of 2.56% for the same period in 2013.  As a result of these changes in rate and volume, interest expense on FHLB advances decreased $672,000 during the third quarter of 2014 compared to the same period in 2013.

·                  Net interest income continued to benefit from discount accretion on loans acquired from the Bank’s 2012 FDIC-assisted acquisitions, although to a lesser degree than it has in the past.  Altogether, this discount accretion totaled $732,000 for the third quarter of 2014 compared to $2.0 million for the third quarter of 2013, contributing nine and 25 basis points, respectively, to the net interest margin for these periods. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $500,000 for the fourth quarter of 2014. Similar to the first three quarters of 2014, the accretion estimate for the fourth quarter of 2014 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

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

In addition to the margin compression challenges noted above, the Bank has employed certain strategies over the past 18 months to improve its net interest income.  These strategies have expectedly had a negative impact on the Bank’s interest rate risk position in a rising rate environment.  Management’s future strategies to improve its net interest income will likely continue to be impacted by the Bank’s overall interest rate risk position at that time.

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

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the quarters ended September 30, 2014 and 2013.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$539,020	$2,202	1.63%	$530,759	$2,307	1.74%
Federal funds sold and other interest-earning deposits	29,713	26	0.35%	113,042	83	0.29%
Loans and fees(2)(3)	2,795,788	30,916	4.42%	2,576,606	31,619	4.91%

Total interest-earning assets	3,364,521	33,144	3.94%	3,220,407	34,009	4.22%

Allowance for loan losses	(22,869)			(22,664)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	60,367			65,920
Premises and equipment, net	33,932			32,820
Bank owned life insurance	50,862			—
Other assets(1)	43,200			43,113
Total assets	$3,530,013			$3,339,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$755,061	$124	0.07%	$712,426	$127	0.07%
Money market accounts	472,242	189	0.16%	497,332	149	0.12%
Time deposits	167,531	253	0.60%	180,422	345	0.76%
Brokered money market and brokered CD’s	102,968	364	1.41%	123,150	422	1.37%

Total interest-bearing deposits	1,497,802	930	0.25%	1,513,330	1,043	0.28%

Securities sold under agreements to repurchase and other short-term borrowings	317,053	28	0.04%	139,293	11	0.03%
Federal Home Loan Bank advances	575,761	3,116	2.16%	592,735	3,788	2.56%
Subordinated note	41,240	628	6.09%	41,240	628	6.09%

Total interest-bearing liabilities	2,431,856	4,702	0.77%	2,286,598	5,470	0.96%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	521,360			488,386
Other liabilities	18,047			17,173
Stockholders’ equity	558,750			547,439
Total liabilities and stockholders’ equity	$3,530,013			$3,339,596

Net interest income		$28,442			$28,539

Net interest spread			3.17%			3.26%

Net interest margin			3.38%			3.54%

(1)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $1.8 million and $3.3 million for the three months ended September 30, 2014 and 2013.

(3)         Average balances for loans include the principal balance of non-accrual loans and loans held for sale and are net of all premiums, discounts, fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended September 30, 2014 and 2013

		Three Months Ended September 30, 2014
		Compared to
		Three Months Ended September 30, 2013
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(105)	$36	$(141)
Federal funds sold and other interest-earning deposits	(57)	(71)	14
Loans and fees	(703)	2,567	(3,270)

Net change in interest income	(865)	2,532	(3,397)

Interest expense:

Transaction accounts	(3)	7	(10)
Money market accounts	40	(8)	48
Time deposits	(93)	(24)	(69)
Brokered money market and brokered CDs	(58)	(71)	13
Securities sold under agreements to repurchase and other short-term borrowings	18	16	2
Federal Home Loan Bank advances	(672)	(106)	(566)
Subordinated note	—	—	—

Net change in interest expense	(768)	(186)	(582)

Net change in net interest income	$(97)	$2,718	$(2,815)

Provision for Loan Losses (Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013)

The Company recorded a $1.5 million Provision for the third quarter 2014, compared to $2.2 million for the same period in 2013.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2014 was $1.5 million, a $715,000 improvement from the $2.3 million Provision recorded during the third quarter of 2013.  The improvement from the third quarter of 2013 to 2014 was primarily due to the following:

·                  The Traditional Bank posted a net decrease of $4,000 in Provision associated with loans rated “Special Mention” for the third quarter of 2014 compared to a net increase of $1.1 million for the same period in 2013.  The increase during the third quarter of 2013 was primarily driven by an increase in reserves for retail troubled debt restructured loans. The change associated with the Bank’s Special Mention credits, represented a positive swing in the Provision of approximately $1.1 million for the quarter.

·                  The Traditional Bank posted a net decrease of $69,000 to the Provision during the third quarter of 2014 associated with purchased credit impaired (“PCI”) loans compared to a net increase of $360,000 for same period in 2013. Increases in the Provision for PCI loans reflect probable shortfalls in cash flows below initial estimates for these loans. Credits to the Provision for PCI loans generally reflect reversals of provisions made in prior periods due to positive loan workouts.  The change associated with the Bank’s PCI credits, represented a positive swing in the Provision of approximately $429,000 for the quarter.

·                  The Traditional Bank posted a net increase of $343,000 in the Provision associated with loans rated “Substandard” for the third quarter of 2014 compared to a net increase of $837,000 for the same period in 2013.  During the third quarter of 2014 and 2013, the Bank had no significant impairment charges for individually evaluated Substandard relationships.  The change associated with the Bank’s Substandard credits, represented a positive swing in the Provision of approximately $494,000 for the quarter.

·                  The Traditional Bank posted a net increase of $138,000 to the Provision during the third quarter of 2014 associated with small-dollar, retail nonaccrual loans compared to a net decrease of $16,000 to the Provision for the same period in 2013. Provisions for these loans during the periods were partially driven by an increase in the portfolio balance and partially by the Bank’s updated migration analysis.  The change associated with the Bank’s small-dollar and retail nonaccrual credits, represented a negative swing in the Provision of approximately $154,000 for the quarter.

·                  The Traditional Bank posted a net increase of $1.1 million in allocations associated with “Pass” rated and non rated loans during the third quarter of 2014 compared to a net decrease of $58,000 for the same period in 2013.  The change associated with the Bank’s Pass rated and non rated loans represented a negative swing in the Provision of approximately $1.2 million for the quarter.  The increase during the third quarter of 2014 was primarily driven by increases in residential real estate loans originated through the Bank’s correspondent lending channel and higher usage rates on warehouse lines of credit during the period.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.81% at September 30, 2014 compared to 0.89% at December 31, 2013 and 0.92% at September 30, 2013.  The Company believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2014.

See the sections titled “Allowance for Loan Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Republic Processing Group segment

As previously reported, the Company ceased offering the RAL product effective April 30, 2012.  During the third quarters 2014 and 2013, RPG recorded net credits to the Provision of $32,000 and $57,000 due primarily to the collection of prior period RAL charge-offs.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan Loss Experience for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended
	September 30,
(dollars in thousands)	2014	2013
Allowance at beginning of period	$22,772	$22,491
Charge offs:

Residential real estate:
Owner occupied	(161)	(578)
Owner occupied - correspondent	—	—
Non owner occupied	(135)	(67)
Commercial real estate	(365)	(307)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	(16)
Commercial & industrial	—	(102)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(146)	(218)
Consumer:
RPG loans:
Refund Anticipation Loans	—	—
Other RPG loans	(2)	—
Credit cards	(23)	(60)
Overdrafts	(136)	(169)
Purhcased whole loans	—	—
Other consumer	(105)	(110)
Total charge offs	(1,073)	(1,627)

Recoveries:

Residential real estate:
Owner occupied	26	20
Owner occupied - correspondent	—	—
Non owner occupied	17	59
Commercial real estate	9	38
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	7
Commercial & industrial	37	19
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	88	55
Consumer:
RPG loans:	—	—
Refund Anticipation Loans	32	57
Other RPG loans	—	—
Credit cards	10	4
Overdrafts	91	95
Purhcased whole loans	—	—
Other consumer	98	74
Total recoveries	408	428

Net charge offs	(665)	(1,199)

Provision - Traditional Banking	1,542	2,257
Provision - RPG Loans	(32)	(57)
Total Provision	1,510	2,200

Allowance at end of period	$23,617	$23,492

Credit Quality Ratios:
Allowance to total loans	0.81%	0.92%
Allowance to non-performing loans	110%	116%
Annualized net loan charge offs to average loans - Total Company	0.10%	0.19%
Annualized net loan charge offs to average loans - Traditional Banking	0.10%	0.19%

Non-interest Income (Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013)

Non-interest income decreased $355,000, or 5%, for the third quarter of 2014 compared to the same period in 2013. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $130,000, or 2%, for the third quarter of 2014 compared to the same period in 2013.

Net gains on the sale of OREO decreased $336,000, or 84%, from a net gain of $403,000 recorded during the third quarter of 2013 to $67,000 for the same period in 2014.  Net gains on the sale of OREO during the third quarter of 2013 included a gain of $123,000 on a single property.

Net credit card interchange income decreased $172,000, as additional estimated credit card rebates were accrued in connection with a change in the Company’s credit card rewards program.

Service charges on deposit accounts decreased from $3.7 million during the third quarter of 2013 to $3.6 million during the third quarter of 2014.  The lack of growth in service charges on deposits reflects a generally flat to downward trend for the Bank over the past several years due primarily to on-going regulatory changes that have negatively impacted overdraft fee income.  Management does not anticipate this trend to change in a substantial positive manner any time in the foreseeable future.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarter ended September 30, 2014 and 2013 were $2.0 million and $2.2 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended September 30, 2014 and 2013 were $417,000 and $438,000.

Partially offsetting the decreases above, the Bank recorded $381,000 from an increase in the cash surrender value of its Bank Owned Life Insurance (“BOLI”) during the third quarter of 2014. The Bank first invested in BOLI during the fourth quarter of 2013.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $150,000, or 15%, during the third quarter of 2014 compared to the same period in 2013.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $22 million during the third quarter of 2014 compared to $71 million during the same period in 2013.  Increases in long-term interest rates, which began during May 2013, continue to negatively impact demand for mortgage refinances in particular, with this impact expected to continue through 2014.

Republic Processing Group segment

RPG non-interest income decreased $97,000, or 39%, during the third quarter of 2014 compared to the same period in 2013 primarily driven by additional RT rebate accruals for the 2014 tax season recorded by the TRS division.  Partially offsetting this decrease, the RCS and RPS divisions recorded overall increases in fee revenues of $182,000 related to pilot programs.

For additional discussion of non-interest income related to RPG, see the non-interest income discussion for the RPG business segment for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013.

Non-interest Expenses (Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013)

Total Company non-interest expenses decreased $463,000, or 2%, during the third quarter of 2014 compared to the same period in 2013.  The most significant components comprising the change in non-interest expense by business segment were as follows:

Traditional Banking segment

For the third quarter of 2014 compared to the same period in 2013, Traditional Banking non-interest expenses increased $785,000, or 4%.

OREO expense increased $459,000, or 93%, for the third quarter of 2014, primarily driven by a $333,000 writedown for one commercial property.  This writedown represented 35% of the Bank’s third quarter 2014 OREO expense.

Marketing and development expense increased $276,000, or 38%, for the third quarter of 2014, primarily driven by the Company’s 2014 brand marketing campaign.

Salaries and benefits decreased $151,000 for the third quarter of 2014 compared to the same period in 2013. Comparability to the third quarter of 2013 was greatly impacted by a large pre-tax credit of $3.3 million to salaries and benefits expense recorded during the third quarter of 2013, as the Traditional Bank reversed the substantial majority of its 2013 incentive compensation accruals during the quarter.  By comparison, the Traditional Bank recorded a pre-tax credit of $1.8 million during the third quarter of 2014 related to its 2014 incentive compensation accruals.

Excluding incentive compensation reversals noted in the previous paragraph, salaries and benefits decreased $1.7 million for the third quarter of 2014.  Primarily contributing to this decrease in salaries and benefits was a decrease in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which declined from 742 at September 30, 2013 to 681 at September 30, 2014.  The decrease in the Bank’s FTEs was primarily the result of a modest reduction in force during the fourth quarter of 2013.

Republic Processing Group segment

For the third quarter of 2014 compared to the same period in 2013, RPG non-interest expenses decreased $1.2 million, or 37%.

Legal expenses decreased $912,000, or 97%, for the third quarter of 2014 due to substantial legal expenses incurred during the third quarter of 2013 related to contract disputes with TRS’s previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

Occupancy expenses decreased $119,000, or 22%, for the third quarter of 2014 compared to the third quarter of 2013 primarily due to a reduction in TRS leased square footage.

OVERVIEW (Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013)

Net income for the nine months ended September 30, 2014 was $23.6 million, representing a decrease of $526,000, or 2%, compared to the same period in 2013. Diluted earnings per Class A Common Share decreased to $1.13 for the nine months ended September 30, 2014 compared to $1.16 for the same period in 2013.

Within the Company’s Traditional Banking segment, net income for the first nine months of 2014 decreased $835,000, or 4%, from the same period in 2013 primarily due to compression within net interest income.

The Company’s Mortgage Banking segment reflected a net loss of $315,000 for the first nine months of 2014 compared to net income of $2.9 million from the same period in 2013, primarily due to lower demand for mortgage products after a sharp rise in long-term interest rates, which began in May 2013.

RPG’s first nine months of 2014 net income increased $3.5 million, or 150%, over the same period in 2013, primarily driven by an increase in the total dollar volume of tax refunds processed by the TRS division.

The TRS division of the RPG segment derives substantially all of its revenue during the first half of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the upcoming tax season.

Other general highlights by segment for the nine months ended September 30, 2014 consisted of the following:

Traditional Banking segment

·                  Net income decreased $835,000, or 4%, for the first nine months of 2014 compared to the same period in 2013.

·                  The Provision was $2.0 million for the first nine months of 2014 compared to $3.3 million for the same period in 2013.

·                  Net interest income decreased $3.1 million, or 4%, for the first nine months of 2014 to $82.9 million. The Traditional Banking segment net interest margin decreased 23 basis points for the first nine months of 2014 to 3.34%.

·                  Total non-interest income decreased $1.4 million, or 7%, for the first nine months of 2014 compared to the same period in 2013.

·                  Total non-interest expense decreased $1.3 million, or 2%, during the first nine months of 2014 compared to the first nine months of 2013.

·                  Total non-performing loans to total loans for the Traditional Banking segment was 0.74% at September 30, 2014, compared to 0.81% at December 31, 2013 and 0.79% at September 30, 2013.

·                  Delinquent loans to total loans for the Traditional Banking segment was 0.42% at September 30, 2014, compared to 0.63% at December 31, 2013 and 0.59% at September 30, 2013.

·                  Gross Traditional Bank loans, excluding outstanding Mortgage Warehouse lines, increased by $194 million, or 8%, from December 31, 2013 to September 30, 2014. Growth during the first nine months of 2014 was primarily driven by the Traditional Bank’s Correspondent Lending division, which acquired $140 million in loans since initiation in April 2014.

·                  Outstanding Mortgage Warehouse lines of credit totaled $273 million at September 30, 2014 compared to $150 million at December 31, 2013 and $123 million at September 30, 2013.

·                  Traditional Bank deposits grew by $61 million, or 3%, from December 31, 2013 to September 30, 2014.

·                  Securities sold under agreements to repurchase increased $110 million, or 67%, from December 31, 2013 to September 30, 2014, with 72% of this growth concentrated in one relationship.

Mortgage Banking segment

·                  Within the Mortgage Banking segment, mortgage banking income decreased $4.3 million, or 66%, during the first nine months of 2014 compared to the same period in 2013.

·                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $54 million during the first nine months of 2014 compared to $271 million during the same period in 2013.  The first nine months of 2013 significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products. This negative impact on demand continued through the remainder of 2013, on into the first nine months of 2014 and is expected to continue through the remainder of 2014.

Republic Processing Group segment

·                  Net income increased $3.5 million, or 150%, for the first nine months of 2014 compared to the same period in 2013.

·                  The total dollar volume of tax refunds processed during the first nine months of 2014 tax season increased $3 billion, or 74%, from the first nine months of 2013 tax season due primarily to a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic resulting from new contracts between the Company and third party tax preparation companies.

·                  Net RT revenue increased $2.2 million, or 16%, during the first nine months of 2014 compared to the first nine months of 2013.

·                  While RB&T permanently discontinued the offering of its RAL product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. RPG recorded a net credit to the Provision of $512,000 for the first nine months of 2014, compared to a $796,000 credit for the same period in 2013.

·                  Non-interest income was $17.5 million for the first nine months of 2014 compared to $14.6 million for the same period in 2013.

·                  Non-interest expenses were $9.0 million for the first nine months of 2014 compared to $11.9 million for the same period in 2013. TRS experienced a $1.9 million decrease in legal fees for the first nine months of 2014, as the Company incurred substantial legal expenses during the first nine months of 2013 related to contract disputes with its previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

·                  The Bank resolved its contract dispute with Liberty Tax Service (“Liberty”) during January 2014.  With the matter resolved, RB&T entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015. Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenue for the two-year term of the contract by an average of approximately 16% over its 2013 net annual revenue level. Additional overhead expenses with the new contract are expected to be minimal.

RESULTS OF OPERATIONS (Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013)

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

Total Company net interest income decreased $3.1 million, or 4%, for the first nine months of 2014 compared to the same period in 2013. The total Company net interest margin decreased from 3.55% during the first nine months of 2013 to 3.32% for the first nine months of 2014.  The primary driver of the decrease in total Company net interest income and net interest margin was a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs. Partially offsetting the contraction in the Company’s net interest income was growth in the Company’s average loans over the past 12 months, which increased $81 million, or 3%, over this time period. The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $3.0 million, or 4%, for the nine months ended September 30, 2014 compared to the same period in 2013. The Traditional Banking net interest margin decreased 23 basis points from the same period in 2013 to 3.34%. The decrease in the Traditional Bank’s net interest income and net interest margin during 2014 was primarily attributable to the following factors:

·                  Excluding outstanding mortgage warehouse loans (discussed below), the Traditional Banking segment continued to experience downward repricing in its loans and investment portfolios during the first nine months of 2014 resulting from ongoing paydowns and early payoffs of higher earning assets with new originations and purchases being made into lower yielding assets.  As a result, the yield in both the loan and investment portfolios declined from the first nine months of 2013 compared to the same period in 2014.

·                  Traditional Bank loans, excluding mortgage warehouse loans, experienced yield compression of 34 basis points from the first nine months of 2013 compared to the same period in 2014.  Average loans outstanding, excluding mortgage warehouse loans, were $2.43 billion with a weighted average yield of 4.94% during the first nine months of 2013 compared to $2.48 billion with a weighted average yield of 4.60% during the same period 2014. The overall effect of these changes in rate and volume was a decrease of $4.6 million in interest income.

·                  Traditional Bank taxable investment securities experienced yield compression of 13 basis points from the first nine months of 2013 compared to the same period in 2014. Average taxable investment securities outstanding were $517 million with a weighted average yield of 1.79% during the first nine months of 2013 compared to $523 million with a weighted average yield of 1.66% during the same period in 2014.  The overall effect of these changes in rate and volume was a decrease of $428,000 in interest income.

·                  Average outstanding balances for the mortgage warehouse loan portfolio during the first nine months of 2014 increased $37 million compared to the same period in 2013.  Average mortgage warehouse loans outstanding were $178 million during the first nine months of 2014 with a weighted-average yield of 4.04%, compared to average loans outstanding of $141 million with a weighted-average yield of 4.53% for the same period in 2013.  As a result, interest income on mortgage warehouse lines of credit increased $612,000 during the first nine months of 2014 compared to the same period in 2013.

·                  Average FHLB advances decreased $385,000 from the first nine months of 2013 to the same period in 2014.  Average FHLB advances were $578 million during the first nine months of 2014 with a weighted-average cost of 2.56%, compared to average advances of $578 million with a weighted-average cost of 2.30% for the same period in 2013.  Almost exclusively due to the reduction in rate, interest expense on FHLB advances decreased $1.1 million during the first nine months of 2014 compared to the same period in 2013.

·                  Net interest income continued to benefit from discount accretion on loans acquired from the Bank’s 2012 FDIC-assisted acquisitions. Altogether, this discount accretion totaled $4.2 million for the first nine months of 2014 compared to $5.3 million for the first nine months of 2013, adding 17 and 27 basis points, respectively, to the net interest margin for these periods. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $500,000 for the fourth quarter of 2014.  Similar to the first nine months of 2014, the accretion estimate for the fourth quarter of 2014 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

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

In addition to the margin compression challenges noted above, the Bank has employed certain strategies over the past 18 months to improve its net interest income.  These strategies have expectedly had a negative impact on the Bank’s interest rate risk position in a rising rate environment.  Management’s future strategies to improve its net interest income will likely continue to be impacted by the Bank’s overall interest rate risk position at that time.

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

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the nine months ended September 30, 2014 and 2013.

Table 4 — Total Company Average Balance Sheets and Interest Rates for the Nine months Ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$523,207	$6,530	1.66%	$517,077	$6,958	1.79%
Federal funds sold and other interest-earning deposits	154,036	328	0.28%	142,058	303	0.28%
Loans and fees(2)(3)	2,664,113	91,188	4.56%	2,583,363	95,268	4.92%

Total interest-earning assets	3,341,356	98,046	3.91%	3,242,498	102,529	4.22%

Allowance for loan losses	(22,752)			(23,274)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	79,735			81,853
Premises and equipment, net	33,343			33,218
Bank owned life insurance	42,301			—
Other assets(1)	45,305			46,755
Total assets	$3,519,288			$3,381,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$741,073	$359	0.06%	$686,488	$357	0.07%
Money market accounts	479,034	575	0.16%	512,400	465	0.12%
Time deposits	172,182	790	0.61%	191,032	1,061	0.74%
Brokered money market and brokered CD’s	107,724	1,121	1.39%	123,791	1,190	1.28%

Total interest-bearing deposits	1,500,013	2,845	0.25%	1,513,711	3,073	0.27%

Securities sold under agreements to repurchase and other short-term borrowings	266,765	72	0.04%	163,585	53	0.04%
Federal Home Loan Bank advances	577,606	9,947	2.30%	577,991	11,081	2.56%
Subordinated note	41,240	1,886	6.10%	41,240	1,886	6.10%

Total interest-bearing liabilities	2,385,624	14,750	0.82%	2,296,527	16,093	0.93%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	562,300			516,848
Other liabilities	15,430			21,162
Stockholders’ equity	555,934			546,513
Total liabilities and stockholders’ equity	$3,519,288			$3,381,050

Net interest income		$83,296			$86,436

Net interest spread			3.09%			3.29%

Net interest margin			3.32%			3.55%

(1)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $7.2 million and $8.8 million for the nine months ended September 30, 2014 and 2013.

(3)         Average balances for loans include the principal balance of non-accrual loans and loans held for sale and are net of all premiums, discounts, fees and costs.

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

Table 5 — Total Company Volume/Rate Variance Analysis for the Nine months Ended September 30, 2014 and 2013

		Nine Months Ended September 30, 2014
		Compared to
		Nine Months Ended September 30, 2013
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(428)	$82	$(510)
Federal funds sold and other interest-earning deposits	25	26	(1)
Loans and fees	(4,080)	2,913	(6,993)

Net change in interest income	(4,483)	3,021	(7,504)

Interest expense:

Transaction accounts	2	27	(25)
Money market accounts	110	(32)	142
Time deposits	(271)	(98)	(173)
Brokered money market and brokered CDs	(69)	(162)	93
Securities sold under agreements to repurchase and other short-term borrowings	19	29	(10)
Federal Home Loan Bank advances	(1,134)	(8)	(1,126)
Subordinated note	—	—	—

Net change in interest expense	(1,343)	(244)	(1,099)

Net change in net interest income	$(3,140)	$3,265	$(6,405)

Provision for Loan Losses (Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013)

The Company recorded a Provision of $1.5 million for the first nine months of 2014, compared to $2.5 million for the same period in 2013.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision was $2.0 million during the first nine months of 2014, a $1.3 million improvement from the $3.3 million Provision recorded during the first nine months of 2013.  The improvement in the Provision from the first nine months of 2013 to 2014 was primarily due to the following:

·                  The Traditional Bank posted a net decrease of $349,000 to the Provision during the first nine months of 2014 associated with PCI loans compared to a net increase of $1.1 million for the same period in 2013. Increases in the Provision during the first nine months of 2013 generally reflected projected probable shortfalls in cash flows below initial estimates for these loans.  The net credit to the Provision during the first nine months 2014 generally reflected reversals of charges made in prior periods due to positive loan workouts.  The change associated with the Bank’s PCI loans, represented a positive swing to the Provision of approximately $1.5 million for the first nine months of 2014 as compared to the first nine months of 2013.

·                  The Traditional Bank posted a net decrease of $398,000 in the Provision associated with loans rated Special Mention during the first nine months of 2014 and a net increase in the Provision of $927,000 during the same period in 2013.  The decrease during the first nine months of 2014 was primarily driven by quarterly updated cash flow analyses of the Bank’s retail troubled debt restructured loans.  The increase in the Provision during the same period in 2013 relates to loans newly modified as troubled debt restructurings. The change associated with the Bank’s Special Mention credits, represented a positive swing in the Provision of approximately $1.3 million for the first nine months of 2014 as compared to the first nine months of 2013.

·                  The Traditional Bank posted a net increase of $506,000 in Provision associated with loans rated Substandard for the first nine months of 2014 compared to a net decrease of $298,000 for the same period in 2013.  During the first nine months of 2014 and 2013, the Bank had no significant impairment charges for individually evaluated Substandard relationships. The change associated with the Bank’s Substandard rated credits, represented a negative swing in the Provision of approximately $804,000 for the first nine months of 2014 as compared to the first nine months of 2013.

·                  The Traditional Bank posted net increases of $588,000 and $182,000 to the Provision during the first nine months of 2014 and 2013 associated with small-dollar retail, primarily retail nonaccrual loans. Provisions for these loans during the periods were partially driven by an increase in the portfolio balance and partially by the Bank’s updated migration analysis. The change associated with the Bank’s small-dollar, primarily retail nonaccrual loans, represented a negative swing in the Provision of approximately $406,000 for the first nine months of 2014 as compared to the first nine months of 2013.

·                  The Traditional Bank posted a net increase of $1.7 million in allocations associated with Pass and non rated loans during the first nine months of 2014 compared to a net increase of $1.3 million for the same period in 2013.  The increase during the first nine months of 2014 was primarily driven by increases in residential real estate loans originated through the Bank’s correspondent lending channel and growth in mortgage warehouse loan balances driven by higher usage rates on those credit lines during the period. The increase in allocations during the first nine months of 2013 was generally associated with increases in CRE loans driven by the Bank’s 2013 CRE promotional products.  The change associated with the Bank’s Pass and non rated loans, represented a negative swing in the Provision of approximately $326,000 for the first nine months of 2014 as compared to the first nine months of 2013.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.81% at September 30, 2014 compared to 0.89% at December 31, 2013 and 0.92% at September 30, 2013.  The Company believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2014.

See the sections titled “Allowance for Loan Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Republic Processing Group segment

As previously reported, the Company ceased offering the RAL product effective April 30, 2012.  During the first nine months of 2014 and 2013, the Bank recorded recoveries of $558,000 and $796,000 to the Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded a charge of $46,000 to the Provision during the first nine months of 2014 associated with growth in short-term consumer loans originated by the RCS division. Because RCS loans first piloted in September 2013, no such expense was recorded for the same period in 2013.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 6 — Summary of Loan Loss Experience for the Nine months ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
Allowance at beginning of period	$23,026	$23,729
Charge offs:

Residential real estate:
Owner occupied	(580)	(1,291)
Owner occupied - correspondent	—	—
Non owner occupied	(157)	(225)
Commercial real estate	(739)	(972)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(18)	(616)
Commercial & industrial	(20)	(412)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(429)	(354)
Consumer:
RPG loans:
Refund Anticipation Loans	—	—
Other RPG loans	(2)	—
Credit cards	(65)	(120)
Overdrafts	(429)	(474)
Other consumer	(261)	(280)
Total charge offs	(2,700)	(4,744)

Recoveries:

Residential real estate:
Owner occupied	106	219
Owner occupied - correspondent	—	—
Non owner occupied	26	73
Commercial real estate	154	117
Commercial real estate - purchased whole loans	—	—
Construction & land development	85	45
Commercial & industrial	107	73
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	143	127
Consumer:
RPG loans:	—	—
Refund Anticipation Loans	558	796
Other RPG loans	—	—
Credit cards	27	14
Overdrafts	305	324
Other consumer	280	239
Total recoveries	1,791	2,027

Net charge offs	(909)	(2,717)

Provision - Traditional Banking	2,012	3,276
Provision - RPG Loans	(512)	(796)
Total Provision	1,500	2,480

Allowance at end of period	$23,617	$23,492

Credit Quality Ratios:
Allowance to total loans	0.81%	0.92%
Allowance to non-performing loans	110%	116%
Annualized net loan charge offs to average loans - Total Company	0.05%	0.21%
Annualized net loan charge offs to average loans - Traditional Banking	0.07%	0.27%

Non-interest Income (Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013)

Non-interest income decreased $2.7 million, or 7%, for the first nine months of 2014 compared to the same period in 2013. The most significant components comprising the total Company’s change in non-interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $1.4 million, or 7%, for the first nine months of 2014 compared to the same period in 2013.

As permitted by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Bank extended the measurement period related to its September 7, 2012 FDIC-assisted First Commercial Bank acquisition through March 31, 2013. The initial bargain purchase gain recorded in 2012 was recast upward by $1.3 million during the first quarter of 2013, as the fair value of certain assets acquired were adjusted upward to reflect new information obtained after the acquisition date that existed as of the acquisition date. Similar income was not recorded for the same period in 2014.

Net gains on the sale of OREO decreased $981,000, or 57%, from a net gain of $1.7 million recorded during the first nine months of 2013 to a net gain of $733,000 for the same period in 2014.

Offsetting the decreases above, the Bank recorded a $951,000 increase in the cash surrender value of its BOLI during the first nine months of 2014, an investment first made by the Bank in the fourth quarter of 2013.

Service charges on deposit accounts remained at $10.4 million for the first nine months of 2014 and 2013.  The lack of growth in service charges on deposits reflects a generally flat to downward trend for the Bank over the past several years due primarily to on-going regulatory changes that have negatively impacted overdraft fee income.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2014 and 2013 were $5.7 and $5.9 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2014 and 2013 were $1.2 million in both periods.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $4.3 million, or 66%, during the first nine months of 2014 compared to the same period in 2013.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $54 million during the first nine months of 2014 compared to $271 million during the same period in 2013.  The first nine months of 2013 significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products. This negative impact on demand continued through the remainder of 2013, on into the first nine months of 2014 and is expected to continue through the remainder of 2014.

Republic Processing Group segment

RPG non-interest income increased $2.9 million, or 20%, during the first nine months of 2014 compared to the same period in 2013 primarily due to the TRS division, which experienced a 74% increase in the dollar volume of tax refunds processed.  This increase was driven by a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic resulting from new contracts between the Company and third party tax preparation companies.

Approximately 44% of RPG’s total net RT revenue for the first nine months of 2014 was derived from one tax service provider that has worked with RPG for several years.  This provider’s contract with RPG was set to expire during the fourth quarter of 2014.  With the expiration of the contract nearing, RPG participated in a competitive bid process for this provider’s future RT business during the first quarter of 2014.  At the conclusion of the bid process, RPG entered into a new three year agreement with this provider which will take effect in January 2015.  Management, however, believes annual net RT revenue from this provider in the future will likely decline approximately 18% as a result of the new, less favorable revenue share arrangement with this particular provider.  Management’s estimated decrease in annual net RT revenue from this provider is exclusive of any potential offsetting revenue resulting from an increase in volume from this or any other RPG tax providers.

Approximately 10% of RPG’s total first nine months of 2014 net RT revenue was derived from one new two-year contract, in which the tax preparation provider also assumed the program manager role.  The TRS division of RPG has historically earned RT revenue based on its role as program manager for bank products in the tax refund process.  Program managers for bank products in the tax refund processing business generally 1) supply marketing materials for bank products, 2) supply blank RT check stock for the tax offices, 3) supply tier-1 customer service to the taxpayers, which includes answering taxpayer phone calls related to the status of their RTs and the verification to third parties regarding the validity of the RT checks issued to the taxpayers by the Bank,  and 4) provide overall management of the movement of refunds when received from the government, which includes exception processing and the reconciliation of all funds received and disbursed, among other duties.

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

Non-interest Expenses (Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013)

Total Company non-interest expenses decreased $3.8 million, or 4%, during the first nine months of 2014 compared to the same period in 2013. The most significant components comprising the change in non-interest expense by business segment were as follows:

Traditional Banking segment

For the first nine months of 2014 compared to the same period in 2013, Traditional Banking non-interest expenses decreased $1.3 million, or 2%.

Salaries and benefits decreased $2.3 million for the first nine months of 2014 compared to the same period in 2013. Comparability to the first nine months of 2013 was greatly impacted by a large pre-tax credit of $3.3 million to salaries and benefits expense recorded during the third quarter of 2013, as the Traditional Bank reversed the substantial majority of its 2013 incentive compensation accruals during the quarter.  By comparison, the Traditional Bank recorded a pre-tax credit of $1.8 million during the third quarter of 2014 related to its 2014 incentive compensation accruals.

Excluding incentive compensation reversals, salaries and benefits decreased $3.8 million for the first nine of 2014.  Primarily contributing to this decrease in salaries and benefits was a decrease in the Traditional Banking segment’s full time equivalent employees (“FTEs”), which declined from 742 at September 30, 2013 to 681 at September 30, 2014. The decrease in the Bank’s FTEs was primarily the result of a modest reduction in force during the fourth quarter of 2013.

Occupancy expense increased $944,000, or 7%, during the first nine months of 2014, primarily due to an acceleration of depreciation on defunct assets and an increase in leased premises from the first nine months of 2013, including a new Nashville banking center opened in the third quarter of 2013.

Republic Processing Group segment

For the first nine months of 2014 compared to the same period in 2013, RPG non-interest expenses decreased $2.9 million, or 25%.

Legal expenses decreased $1.9 million for the first nine months of 2014 due to substantial legal expenses incurred during the first nine months of 2013 related to contract disputes with TRS’s previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

Salaries and employee benefits decreased $944,000, or 18%, primarily due to lower contract labor staffing costs and a decline in FTEs during the period.

Occupancy expenses decreased $519,000, or 26%, for the first nine months of 2014 compared to the first nine months of 2013 primarily due to a reduction in leased square footage and depreciation expense.

Offsetting the decreases above, the Bank Franchise expense related to the RPG segment increased $645,000, or 75%, during the first nine months of 2014 compared to the same period in 2013, as additional tax was apportioned to the RPG segment due to its overall greater pro-rata share of Company gross receipts. Bank franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise tax is paid to the Commonwealth of Kentucky.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $70 million in cash and cash equivalents at September 30, 2014 compared to $171 million at December 31, 2013. The Company’s cash position decreased since December 31, 2013, in general, due to growth in the Bank’s loan portfolio which occurred primarily during the second and third quarters of 2014.

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

During the first nine months of 2014, the Bank purchased $61 million, $35 million and $23 million of Agency, U.S. Government and mortgage backed securities with an overall weighted average yield to maturity of 1.11% and a weighted average expected life of approximately three years. While the Company’s general near-term strategy is to maintain minimal cash on its balance sheet by redeploying its net monthly cash flow into new loans or investments, the Bank’s levels and types of investment security purchases during the remainder of 2014 will likely be primarily impacted by its interest rate risk position at the time of the potential purchase.

Loan Portfolio

Gross loans increased by $319 million, or 12%, during the first nine months of 2014 to $2.91 billion at September 30, 2014.

The composition of loans follows:

Table 7 — Loan Composition as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Residential real estate:
Owner occupied	$1,127,595	$1,097,795
Owner occupied - correspondent*	139,252	—
Non owner occupied	98,365	110,809
Commercial real estate	771,765	773,173
Commercial real estate - purchased whole loans*	34,714	34,186
Construction & land development	44,462	44,351
Commercial & industrial	149,943	127,763
Lease financing receivables	819	—
Warehouse lines of credit	272,584	149,576
Home equity	241,189	226,782
Consumer:
RPG loans	3,460	1,827
Credit cards	9,230	9,030
Overdrafts	966	944
Purchased whole loans*	4,664	—
Other consumer	9,527	13,556

Total loans**	2,908,535	2,589,792
Allowance for loan losses	(23,617)	(23,026)

Total loans, net	$2,884,918	$2,566,766

* - Identifies loans outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Following are the most significant factors contributing to fluctuations in the Bank’s loan portfolio:

Correspondent Lending

The Bank began acquiring single family, first lien mortgage loans through its Correspondent Lending division in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Mortgage Warehouse clients, closed loans at a premium that meet the Bank’s specifications.

The Correspondent Lending division purchased $140 million in conforming and jumbo 5/1 and 7/1 adjustable rate mortgage (“ARM”) loans through September 30, 2014, inclusive of $3 million in purchase premiums.  Purchase premiums are amortized into interest income on a level yield basis over the estimated life of each loan, with such amortization subject to acceleration based on actual prepayments.  Loans acquired through the Correspondent Lending division generally reflect borrowers outside of the Bank’s historical market footprint, with a substantial majority of loans acquired through the division as of September 30, 2014, secured by single family residences in state of California.

Mortgage Warehouse Lines of Credit

Mortgage warehouse lines of credit provide short-term, revolving credit facilities to mortgage bankers across the nation.  These credit facilities are secured by single family, first lien residential real estate loans.  The credit facility enables mortgage banking customers to originate single family, first lien residential real estate loans in their own names and temporarily fund their inventory of these originated loans until the loans are sold to investors approved by the Bank. The individual loans are expected to remain on the Bank’s warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the Bank’s warehouse line and are collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. Outstanding balances on these credit facilities may be subject to significant fluctuations consistent with the overall market demand for mortgage loans.

As of September 30, 2014, RB&T had $273 million of outstanding mortgage warehouse loans from total committed credit lines of $483 million.  As of December 31, 2013, RB&T had $150 million of outstanding loans from total committed credit lines of $358 million.  The $123 million increase in the outstanding balances of mortgage warehouse loans was due primarily to the addition of five new clients and the increase in overall usage of the Bank’s mortgage warehouse lines during the second and third quarters of 2014.

RB&T’s mortgage warehouse lending business is significantly influenced by the volume and composition of residential mortgage purchase and refinance transactions among RB&T’s mortgage banking clients.  For the nine months ended September 30, 2014 RB&T’s mortgage warehouse volume consisted of 70% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 30% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates, while refinance volume is primarily driven by long-term residential mortgage interest rates.

Purchased Credit Impaired Loans Associated with the Bank’s 2012 FDIC-Assisted Acquisitions

During 2012, the Bank acquired PCI loans in two FDIC-assisted acquisitions with a total contractual balance of $173 million and fair value of $119 million. The Bank has mainly focused its resources toward liquidating these PCI loans. The contractual amount of PCI loans has decreased from $71 million at September 30, 2013 to $58 million at December 31, 2013 and further to $36 million as of September 30, 2014. The carrying value of these loans decreased from $50 million at September 30, 2013 to $41 million at December 31, 2013 to $25 million at September 30, 2014.

Asset Quality

The composition of loans classified within the Allowance follows:

Table 8 — Classified and Special Mention Loans as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Loss	$—	$—
Doubtful	—	—
Substandard	37,511	44,083
Purchased Credit Impaired - Substandard	252	222
Total Classified Loans	37,763	44,305

Special Mention	38,836	40,167
Purchased Credit Impaired - Group 1	24,480	40,731
Total Special Mention Loans	63,316	80,898

Total Classified and Special Mention Loanss	$101,079	$125,203

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category; whose credit risk is considered equivalent to a non-PCI Special Mention loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI Substandard loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans may be contractually past due 90-days-or-more and continue to accrue interest if future cash flows can be reasonably projected to allow continuation of discount accretion.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. Special Mention and Substandard loans include $1 million and $5 million at September 30, 2014 and $1 million and $6 million at December 31, 2013, respectively, which were removed from the PCI population due to a troubled debt restructuring of the loan. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

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

A non-PCI loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A PCI loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial estimate. Loans that meet the following classifications are considered impaired:

·                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

·                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial estimate;

·                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

·                        All retail and commercial TDRs; and

·                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

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

Generally Accepted Account Principles (“GAAP”) recognizes three methods to measure specific loan impairment, including:

·                  Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the effective interest rate. The Bank employs this method for a significant portion of its impaired TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the expected future cash flows and changes in the recorded investment.

·                  Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate appraisal on file.  Measured impairment under this method is classified loss and charged off. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

·                  Market Value Method — The recorded investment in the loan is measured against the obtainable market value. The Bank does not currently employ this technique, as it is typically found impractical.

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related credits exhibiting an increased risk of loss are typically obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

·                  Rolling four quarter average

·                  Rolling eight quarter average

·                  Rolling twelve quarter average

·                  Rolling sixteen quarter average

·                  Rolling twenty quarter average

·                  Current year to date historical loss factor average

·                  Peer group loss factors

For the Bank’s current Allowance methodology, management currently uses the highest of the rolling eight, twelve, sixteen or twenty quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those classes. Management assigns risk multiples to certain classes to account for qualitative factors such as:

·                  Changes in nature, volume and seasoning of the portfolio;

·                  Changes in experience, ability and depth of lending management and other relevant staff;

·                  Changes in the quality of the Bank’s credit review system;

·                  Changes in policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

·                  Changes in the volume and severity of past due, non-accrual and classified loans;

·                  Changes in the value of underlying collateral for collateral-dependent loans;

·                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of portfolios, including the condition of various market segments;

·                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

·                  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

The Bank’s Allowance increased $591,000, or 3%, during the first nine months of 2014 to $24 million at September 30, 2014. As a percent of total loans, the traditional banking Allowance decreased to 0.81% at September 30, 2014 compared to 0.89% at December 31, 2013.

Notable fluctuations in the Allowance were as follows:

·                  The Bank increased its reserves for Pass rated and non-rated loans by $1.6 million during the first nine months of 2014 consistent with the level and pace of growth with such loans.  The most notable increases in the loan portfolio were in the Bank’s outstanding warehouse lines of credit, which grew $123 million during the first nine months of 2014, and the Bank’s Correspondent Lending residential real estate portfolio, which grew $139 million during the first nine months of 2014.

·                  The Bank increased its reserves for small-dollar, primarily retail nonaccrual loans by $298,000 partially due to an updated migration analysis and partially due to increased volume in this portfolio.

·                  The Bank decreased its reserve for retail troubled debt restructured loans by $501,000 during the first nine months of 2014 primarily due to an updated cash flow analysis applied to this portfolio.

·                  The Bank decreased its reserve for commercial troubled debt restructured loans by $424,000 during the first nine months of 2014 partially due to updated cash flow analysis applied to this portfolio and partially due to partial charge-offs of loans becoming collateral dependent during the period.

·                  The Bank decreased its reserves for PCI loans by $364,000 during the first nine months of 2014 consistent with the level of positive workouts of this portfolio. The carrying balance of the Bank’s PCI portfolio decreased $16 million during the first nine months of 2014.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loans category includes impaired loans totaling approximately $21 million at September 30, 2014, with approximately $15 million of these loans also reported as TDRs. The non-performing loan category included impaired loans totaling approximately $21 million at December 31, 2013, with approximately $13 million of these loans also reported as TDRs.

Non-performing loans to total loans decreased to 0.74% at September 30, 2014, from 0.81% at December 31, 2013, as the total balance of non-performing loans increased by $369,000 during the nine months ended September 30, 2014, while total gross loans increased $319 million during the same period.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 9 — Non-performing Loans and Non-performing Assets Summary as of September 30, 2014 and December 31, 2013

(dollars in thousands)	September 30, 2014	December 31, 2013

Loans on non-accrual status (1)	$21,447	$19,104
Loans past due 90-days-or-more and still on accrual (2)	—	1,974

Total non-performing loans	21,447	21,078
Other real estate owned	11,937	17,102
Total non-performing assets	$33,384	$38,180

Credit Quality Ratios:
Non-performing loans to total loans	0.74%	0.81%
Non-performing assets to total loans (including OREO)	1.14%	1.46%
Non-performing assets to total assets	0.92%	1.13%

(1)        Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance For Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $11 million, or 52%, of the Bank’s total non-performing loans at September 30, 2014 was concentrated in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” The Bank’s non-performing residential real estate concentration was $10 million, or 50%, as of December 31, 2013.

Approximately $9 million, or 41%, of the Bank’s total non-performing loans was concentrated in the CRE and construction and land development portfolios as of September 30, 2014, with $8 million, or 37%, the amount and percent of this concentration at December 31, 2013. One construction loan represented 75% of the Bank’s total non-performing construction loans at September 30, 2014. These loans are secured primarily by commercial properties. In addition to the primary collateral, in many cases the Bank also obtains personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences at the time of origination.

The composition of the Bank’s non-performing loans follows:

Table 10 — Non-performing Loan Composition as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Residential real estate:
Owner occupied	$9,457	$9,211
Owner occupied - correspondent	—	—
Non owner occupied	1,632	1,279
Commercial real estate	6,739	7,643
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,990	167
Commercial & industrial	—	1,558
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	1,545	1,128
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	84	92

Total non-performing loans	$21,447	$21,078

Table 11 — Non-performing Loans to Total Loans by Class as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Residential real estate:
Owner occupied	0.84%	0.84%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	1.66%	1.15%
Commercial real estate	0.87%	0.99%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.48%	0.38%
Commercial & industrial	0.00%	1.22%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.64%	0.50%
Consumer:
RPG loans	0.00%	0.00%
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Purchased whole loans	0.00%	0.00%
Other consumer	0.88%	0.60%

Total non-performing loans to total loans	0.74%	0.81%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specific value range follows:

Table 12 — Stratification of Non-performing Loans as of September 30, 2014 and December 31, 2013

	Number of Loans and Leases and Recorded Investment
September 30, 2014 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	107	$5,181	24	$4,276	—	$—	131	$9,457
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	11	406	2	288	1	938	14	1,632
Commercial real estate	2	67	8	1,969	4	4,703	14	6,739
Commercial real estate — purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	28	580	4	965	—	—	32	1,545
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	16	84	—	—	—	—	16	84

Total	164	$6,318	39	$7,988	6	$7,141	209	$21,447

	Number of Loans and Leases and Recorded Investment
December 31, 2013 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	87	$4,127	23	$3,838	2	$1,246	112	$9,211
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	8	312	—	—	1	967	9	1,279
Commercial real estate	3	139	12	3,410	3	4,094	18	7,643
Commercial real estate — purchased whole loans	—	—	—	—	—	—	—	—
Construction & land devevelopment	2	167	—	—	—	—	2	167
Commercial & industrial	—	—	2	327	1	1,231	3	1,558
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	24	529	3	599	—	—	27	1,128
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	16	92	—	—	—	—	16	92

Total	140	$5,366	40	$8,174	7	$7,538	187	$21,078

Approximately $11 million in non-performing loans at December 31, 2013, were removed from the non-performing loan classification during the first nine months 2014. Approximately $110,000, or 1%, were removed from the non-performing category because they were charged-off. Approximately $4 million, or 35%, were transferred to OREO, with $4 million, or 40%, refinanced at other financial institutions. The remaining $3 million, or 24%, was returned to accrual status for performance reasons, such as six consecutive months of performance. Of the $4 million transferred to OREO, one relationship accounted for 50% of the total amount transferred to OREO.

The following tables detail the activity of the Bank’s non-performing loans:

Table 13 — Rollforward of Non-performing Loan Activity for the Nine Months Ended September 30, 2014 and 2013

(in thousands)	2014	2013

Non-performing loans at January 1,	$21,078	$21,679
Loans added to non-performing status	12,277	14,955
Loans removed from non-performing status (see table below)	(10,969)	(11,972)
Principal paydowns	(939)	(581)

Non-performing loans at September 30,	$21,447	$24,081

Table 14 — Detail of Loans Removed from Non-Performing Status for the Nine Months Ended September 30, 2014 and 2013

(in thousands)	2014	2013

Loans charged-off	$(110)	$(1,751)
Loans transferred to OREO	(3,851)	(2,906)
Loans refinanced at other institutions	(4,382)	(3,037)
Loans returned to accrual status	(2,626)	(4,278)

Total non-performing loans removed from non-performing status	$(10,969)	$(11,972)

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of September 30, 2014, are adequate to absorb probable losses on all non-performing credits.

Delinquent Loans

Delinquent loans to total loans decreased to 0.42% at September 30, 2014, from 0.63% at December 31, 2013, as the total balance of delinquent loans decreased by $4 million, or 25%, for the nine months ended September 30, 2014, while total gross loans increased $319 million during the same period. With the exception of PCI loans, all traditional bank loans past due 90-days-or-more as of September 30, 2014 and December 31, 2013 were on non-accrual status.

The composition of the Bank’s past due loans follows:

Table 15 — Delinquent Loan Composition as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Residential real estate:
Owner occupied	$5,897	$6,357
Owner occupied - correspondent	—	—
Non owner occupied	684	1,293
Commercial real estate	2,433	5,198
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,990	499
Commercial & industrial	—	1,415
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	763	1,110
Consumer:
RPG loans	129	—
Credit cards	61	98
Overdrafts	151	159
Purchased whole loans	—	—
Other consumer	118	94

Total delinquent loans	$12,226	$16,223

Table 16 — Delinquent Loans to Total Loans by Class (1) as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Residential real estate:
Owner occupied	0.52%	0.58%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	0.70%	1.17%
Commercial real estate	0.32%	0.67%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.48%	1.13%
Commercial & industrial	0.00%	1.11%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.32%	0.49%
Consumer:
RPG loans	3.73%	0.00%
Credit cards	0.66%	1.09%
Overdrafts	15.63%	16.84%
Purchased whole loans	0.00%	0.00%
Other consumer	1.24%	0.61%

Total delinquent loans to total loans	0.42%	0.63%

(1) — Represents total loans past due 30-days-or-more divided by total loans.

As detailed in the preceding tables, delinquent loans within the residential real estate, C&I and home equity categories decreased $3 million, from December 31, 2013 to September 30, 2014. CRE delinquencies decreased $3 million for the same period, with one relationship transferring to OREO during the first nine months of 2014 and accounting for 69% of the decrease. Construction and land development loans increased $1 million, with one loan accounting for substantially all of the increase.

Approximately $13 million in delinquent loans at December 31, 2013, were removed from delinquent status as of September 30, 2014.  Approximately $117,000, or 1%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $4 million, or 33%, in loans were transferred to OREO with $4 million, or 29%, refinanced at other financial institutions.  The remaining $5 million, or 37%, were paid current in 2014.

Table 17 — Rollforward of Delinquent Loan Activity for the Nine Months Ended September 30, 2014 and 2013

(in thousands)	2014	2013

Delinquent loans, January 1,	$16,223	$20,844
Loans that became delinquent during the period	9,271	8,025
Net change in delinquent credit cards and demand deposit accounts	(45)	26
Delinquent loans removed from delinquent status (see table below)	(12,884)	(12,341)
Principal paydowns of loans delinquent in both periods	(339)	(357)

Delinquent loans, September 30,	$12,226	$16,197

Table 18 — Detail of Delinquent Loans Removed From Delinquent Status for the Nine Months Ended September 30, 2014 and 2013

(in thousands)	2014	2013

Loans charged-off	$(117)	$(1,226)
Loans transferred to OREO	(4,266)	(4,062)
Loans refinanced at other institutions	(3,762)	(3,841)
Loans paid current	(4,739)	(3,212)

Total delinquent loans removed from delinquent status	$(12,884)	$(12,341)

Impaired Loans and Troubled Debt Restructurings

The Bank defines impaired loans as follows:

·                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

·                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial estimate;

·                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

·                        All retail and commercial TDRs; and

·                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its recorded investment in an impaired credit upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $90 million at September 30, 2014 compared to $108 million at December 31, 2013, with $10 million, or 55%, of the $18 million decrease consisting of PCI loans liquidated during the first nine months of 2014.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of September 30, 2014, the Bank had $68 million in TDRs, of which $15 million were also on non-accrual status. As of December 31, 2013, the Bank had $74 million in TDRs, of which $13 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 19 — Impaired Loan Composition as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Troubled debt restructurings	$68,179	$73,972
Impaired loans (which are not TDRs)	22,134	34,022

Total impaired loans	$90,313	$107,994

See Footnote 3 “Loans and Allowance For Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s OREO follows:

Table 20 — Other Real Estate Owned Composition as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Residential real estate	$2,706	$3,574
Commercial real estate	3,477	5,824
Construction & land development	5,754	7,704

Total other real estate owned	$11,937	$17,102

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 21 — Stratification of Other Real Estate Owned as of September 30, 2014 and December 31, 2013

	Number of Properties and Carrying Value Range
September 30, 2014 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	10	$557	3	$533	2	$1,616	15	$2,706
Commercial real estate	—	—	3	989	2	2,488	5	3,477
Construction & land development	3	136	7	1,525	4	4,093	14	5,754

Total	13	$693	13	$3,047	8	$8,197	34	$11,937

	Number of Properties and Carrying Value Range
December 31, 2013 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	10	$828	3	$1,256	2	$1,490	15	$3,574
Commercial real estate	—	—	3	1,344	2	4,480	5	5,824
Construction & land development	3	164	7	2,689	4	4,851	14	7,704

Total	13	$992	13	$5,289	8	$10,821	34	$17,102

Table 22 — Rollforward of Other Real Estate Owned Activity for the Nine Months Ended September 30, 2014 and 2013

(in thousands)	2014	2013

Balance, January 1,	$17,102	$26,203
Transfer from loans to OREO	6,466	8,690
Proceeds from sale*	(10,322)	(20,286)
Net gain on sale	733	1,714
Writedowns	(2,042)	(1,074)

Balance, September 30,	$11,937	$15,247

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

Approximately 44%, or $2 million, of the CRE OREO balance at September 30, 2014 related to two properties added during 2013 located in the Bank’s Minnesota market. Approximately 39%, or $1 million, of the CRE OREO balance at September 30, 2014 related to the Bank’s Hudson, Florida banking center, which will be closed on January 16, 2015. Approximately 62%, or $4 million, of the construction and land development OREO balance at September 30, 2014 related to one land development property added during 2012 located in the Bank’s greater Louisville, Kentucky market.

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non-interest income to help the Bank offset employee benefits expenses.  The Company carried $51 million and $25 million of BOLI on its consolidated balance sheet at September 30, 2014 and December 31, 2013.  The Company purchased an additional $25 million of BOLI during the nine months ended September 30, 2014.

Deposits

Total Company deposits increased $69 million, or 3%, from December 31, 2013 to $2.1 billion at September 30, 2014. Total Company interest-bearing deposits increased $23 million, or 2% and total Company non-interest bearing deposits increased $46 million, or 9%.

Ending deposit balances at September 30, 2014 and December 31, 2013 were as follows:

Table 23 — Deposit Composition as of September 30, 2014 and December 31, 2013

(in thousands)	September 30, 2014	December 31, 2013

Demand	$697,243	$651,134
Money market accounts	469,142	479,569
Brokered money market accounts	33,517	35,533
Savings	87,838	78,020
Individual retirement accounts*	26,846	28,767
Time deposits, $100,000 and over*	75,918	67,255
Other certificates of deposit*	68,370	75,516
Brokered certificates of deposit*(1)	66,300	86,421

Total interest-bearing deposits	1,525,174	1,502,215
Total non interest-bearing deposits	534,662	488,642

Total deposits	$2,059,836	$1,990,857

(*) – Represents a time deposit.

(1) – Includes brokered deposits less than, equal to and greater than $100,000.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

Securities sold under agreements to repurchase and other short-term borrowings increased $110 million, or 67%, during the first nine months of 2014.  Approximately 72% of the increase was related to funds received for one client.  Management is uncertain at this time as to whether or not these additional funds will remain at the Bank on a long-term basis.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Information regarding securities sold under agreements to repurchase follows:

Table 24 — Securities sold under agreements to repurchase as of September 30, 2014 and December 31, 2013

(dollars in thousands)	September 30, 2014	December 31, 2013

Outstanding balance at end of period	$275,874	$165,555
Weighted average interest rate at period end	0.04%	0.04%

Table 25 — Securities sold under agreements to repurchase for the Nine Months Ended September 30, 2014 and 2013

(dollars in thousands)	2014	2013

Average outstanding balance during the period	$266,765	$163,585
Average interest rate during the period	0.04%	0.04%
Maximum outstanding at any month end	$294,817	$197,836

Federal Home Loan Bank Advances

FHLB advances increased $57 million, or 9%, from December 31, 2013 to $662 million at September 30, 2014.  During the first nine months of 2014, $108 million of FHLB advances with a weighted average rate of 2.92% matured, while the Bank obtained $35 million of new fixed advances at a weighted average rate of 1.92% and a weighted average life of five years. Additionally, the Bank held $130 million in overnight advances with a rate of 0.08% as of September 30, 2014.

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

Information regarding the Bank’s interest rate swaps follows:

Table 26 — Interest Rate Swaps as of September 30, 2014 and December 31, 2013

(dollars in thousands)	September 30, 2014	December 31, 2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.19%	0.21%
Weighted average remaining maturity in years	6	7
Unrealized gain (loss)	$(203)	$170
Fair value of security pledged as collateral	$341	$—

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 148% at September 30, 2014 and 139% at December 31, 2013. At September 30, 2014 and December 31, 2013, the Bank had cash and cash equivalents on-hand of $70 million and $171 million. In addition, the Bank had available collateral to borrow an additional $429 million and $282 million from the FHLB at September 30, 2014 and December 31, 2013. In addition to its borrowing line with the FHLB, RB&T also had unsecured lines of credit totaling $166 million available through various other financial institutions as of September 30, 2014 and December 31, 2013.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2014 and December 31, 2013, these pledged investment securities had a fair value of $328 million and $225 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2014, the Bank had approximately $428 million in deposits from 62 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 20 largest non-sweep deposit relationships represented approximately $307 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $543 million at December 31, 2013 to $557 million at September 30, 2014. The increase in stockholders’ equity was primarily attributable to net income earned during 2014 reduced by cash dividends declared. Stockholders’ equity also decreased to a lesser extent from common stock repurchases during the period ended September 30, 2014.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2014, RB&T could, without prior approval, declare dividends of approximately $28 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 15.80% at September 30, 2014 compared to 16.15% at December 31, 2013. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2014 and December 31, 2013:

Table 27 — Capital Ratios as of September 30, 2014 and December 31, 2013

	As of September 30, 2014		As of December 31, 2013
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$605,956	23.92%	$592,531	26.71%
Republic Bank & Trust Co.	470,321	18.58	456,884	20.61

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$582,339	22.99%	$569,505	25.67%
Republic Bank & Trust Co.	446,704	17.65	433,858	19.57

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$582,339	16.54%	$569,505	16.81%
Republic Bank & Trust Co.	446,704	12.70	433,858	12.80

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

The Bank utilizes an earnings simulation model as its primary tool to measure interest rate sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income were evaluated with the model. The model projects the effect of instantaneous movements in interest rates between 100 and 400 basis point increments equally across all points on the yield curve. These projections are computed based on many various assumptions, which are used to determine the range between 100 and 400 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.  A model simulation for declining interest rates as of September 30, 2014 is not presented by the Bank because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.

Overall, the Bank’s “Base” and “Up” 100 basis points net interest income projections as of September 30, 2014 improved compared to the previous 12 months, and the Base and Up 100 basis point projections as of December 31, 2013. However, the Bank’s interest rate risk position declined since December 31, 2013 between Up 200 and 400 basis points scenarios presented. The Base projection represents the Bank’s projected net interest income, excluding loan fees, for the next 12-month period.

As of December 31, 2013, the Bank’s assumption as it related to maturing FHLB advances was that the advances would be refinanced into new long-term fixed FHLB advances.  During the first nine months of 2014, the Bank modified its strategy regarding maturing advances and, as of September 30, 2014, planned to payoff a portion of advances as they mature. This modification in strategy served to increase net interest income in the Bank’s “Base” case, as it served to reduce funding costs in the near term. Additionally, during 2014, the Bank launched its Correspondent Lending division and successfully acquired $140 million in 5/1 and 7/1 jumbo and conforming ARM loans during the first nine months of 2014. Based on this successful launch, the Bank increased its growth assumptions related to 5/1 and 7/1 ARM loans over the next 12 months.  The Bank’s current strategy to fund this projected growth consists primarily of variable rate, overnight FHLB advances.  The use of short-term, overnight borrowings to fund the Bank’s correspondent loan growth provides the greatest benefit to the Bank’s base case scenario projection as presented in Table 26, but also causes a more negative impact to the Bank’s interest rate risk position in a rising rate environment.

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

The following table illustrates the Bank’s projected net interest income sensitivity profile based on the asset/liability model as of September 30, 2014.  The Bank’s interest rate sensitivity model does not include loan fees within interest income.  During the 12 months from October 1, 2013 through September 30, 2014, loan fees included in interest income were $9.3 million.

Table 28 — Traditional Banking Interest Rate Sensitivity as of September 30, 2014

	Previous		Increase in Rates
	Twelve		100	200	300	400
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$438	$11	$52	$94	$135	$176
Investment securities	8,882	9,091	11,000	12,902	14,684	16,377
Loans, excluding loan fees	111,457	124,587	134,088	144,174	154,647	165,072
Total interest income, excluding loan fees	120,777	133,689	145,140	157,170	169,466	181,625

Projected interest expense:
Deposits	3,865	3,788	9,124	17,602	26,619	36,427
Securities sold under agreements to repurchase	89	58	777	3,223	5,812	8,689
Federal Home Loan Bank advances and other long-term borrowings	16,096	15,082	18,265	21,516	24,805	29,125
Total interest expense	20,050	18,928	28,166	42,341	57,236	74,241

Net interest income, excluding loan fees	$100,727	$114,761	$116,974	$114,829	$112,230	$107,384
Change from base			$2,213	$68	$(2,531)	$(7,377)
% Change from base			1.93%	0.06%	-2.21%	-6.43%

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

Overall, the Bank’s EVE for all Up basis points scenarios presented as of September 30, 2014 improved compared to December 31, 2013. This improvement was driven partially by strategic interest rate mitigation steps taken by the Bank during the first quarter of 2014 and partially by updated assumptions during the third quarter of 2014 concerning the weighted average life of the Bank’s non-maturing deposits.

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

The Bank exceeded its board-approved policy limits for changes in its EVE again during the first quarter of 2014. To improve its EVE position during the first quarter of 2014, the Bank replaced maturing FHLB advances with $25 million of new fixed rate FHLB advances having a weighted average life of five years and a weighted average cost of 1.85%.

These transactions, while negatively impacting the Bank’s current earnings and net interest margin, improved the Bank’s EVE in an assumed rising interest rate environment, bringing the results of the EVE calculations back within the Bank’s board-approved policy limits.

During the third quarter of 2014, the Bank conducted a core deposit review.  Based on this review the Bank adjusted the assumed weighted average life of its non-maturing deposits embedded in the Bank’s EVE model.  This adjustment to the weighted average life of non-maturing deposits during the third quarter of 2014 had a positive EVE impact.

Based on its current balance sheet growth assumptions, management does not currently project any future instances in which the Bank will exceed its board-approved policy limits. These projections, however, are subject to numerous assumptions and are subject to change on a daily basis based on, among others, management’s growth strategies, the Bank’s balance sheet mix, overall liquidity position and then-current market conditions.

The following table illustrates the Bank’s EVE profile as of September 30, 2014.

Table 29 — Bank Economic Value of Equity (“EVE”) Sensitivity as of September 30, 2014

		Increase in Rates
		100	200	300	400
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points	Basis Points

EVE	$486,821	$458,028	$418,398	$368,855	$318,851
Change from base		$(28,793)	$(68,423)	$(117,966)	$(167,970)
% Change from base		-5.91%	-14.06%	-24.23%	-34.50%
Bank Board policy limit on % change from base		-10.00%	-20.00%	-35.00%	-45.00%

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2014 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	—	$—	—	315,640

During 2014, the Company repurchased 15,000 shares and there were 14,387 shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2014, the Company had 315,640 shares which could be repurchased under its current share repurchase programs.

During 2014, there were approximately 15,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Consolidated Financial Statements

* -    This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 7, 2014	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

November 7, 2014	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer