Form 10-K
period 2014-12-31
REPUBLIC BANCORP INC /KY/
filed 2015-03-13
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer     ☐         Accelerated filer    ☒          Non-accelerated filer    ☐          Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐   Yes   ☒    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $233,616,877 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 13, 2015 was 18,614,186 and 2,245,492.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

•                  Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2015 are incorporated by reference into Part III of this Form 10-K.

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

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” or “RB&T” refers to the Company’s subsidiary bank: Republic Bank & Trust Company.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; personal and corporate clients’ bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or cyber security attacks involving either the Company or one of the Company’s third party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”),  including Part 1 Item 1A “Risk Factors.”

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

•               further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions for loan and lease losses (“Provision”);

•               future credit quality, credit losses and the overall adequacy of the Allowance for Loan and Lease Losses (“Allowance”);

•               potential impairment charges or write-downs of other real estate owned (“OREO”);

•               future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);

•               the future impact of Company strategies to mitigate interest rate risk;

•               future long-term interest rates and their impact on the demand for Mortgage Banking products, Warehouse lines of credit and Correspondent Lending products;

•               the future value of mortgage servicing rights (“MSRs”);

•               the future financial performance of Tax Refund Solutions (“TRS”), a division of the Republic Processing Group (“RPG”) segment;

•               future Refund Transfer (“RT”) volume for TRS;

•               the future net revenue associated with RTs at TRS;

•               the future financial performance of Republic Payment Solutions (“RPS”), a division of RPG;

•               the future financial performance of Republic Credit Solutions (“RCS”), a division of RPG;

•               the potential impairment of investment securities;

•               the growth in the Bank’s loan portfolio, in general;

•               the growth in the Bank’s Warehouse Lending portfolio;

•               the growth in single family residential, first lien real estate loans originated through the Bank’s Correspondent Lending delivery channel;

•               the volatility of the Bank’s Warehouse Lending portfolio outstanding balances;

•               the impact on the Bank’s Allowance and Provision, as well as the impact of future legal risks associated with the Bank’s expected growth in its single family, residential real estate loan portfolio that are non-Qualified Mortgages (“QM”);

•               the Bank’s ability to maintain and/or grow deposits;

•               the concentrations and volatility of the Bank’s securities sold under agreements to repurchase;

•               the future redemption or repricing option available in 2015 for the Company’s Trust Preferred Securities (“TPS”);

•               the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to future business acquisitions;

•               future accretion of discounts on loans acquired in the Bank’s 2012 FDIC-assisted acquisitions and the effect of such accretion on the Bank’s net interest income and net interest margin;

•               future amortization of premiums on loans acquired through the Bank’s Correspondent Lending channel and the effect of such amortization on the Bank’s net interest income and net interest margin;

•               the extent to which regulations written and implemented by the Consumer Financial Protection Bureau (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services, may limit or prohibit the operation of the Company’s business;

•               financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including but not limited to, Basel III capital reforms; the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), interchange fees, credit cards, and other bank services;

•               the impact of new accounting pronouncements;

•               legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;

•               future capital expenditures; and

•               the strength of the U.S. economy in general and the strength of the local and regional economies in which the Company conducts operations.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “potential,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made.

See additional discussion under the sections titled Part I Item 1 “Business,” Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a financial holding company headquartered in Louisville, Kentucky. Republic is the parent company of Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution. The Captive, which was formed during the third quarter of 2014, is a wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as five other third-party insurance captives for which insurance may not be available or economically feasible. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.

During the second quarter of 2014, Republic Bank, the Company’s wholly-owned, federally chartered savings institution, was legally merged into RB&T. The merged institution operates under the name Republic Bank & Trust Company. The merger did not materially impact the Company’s consolidated financial statements.

As of December 31, 2014, in addition to an Internet delivery channel, Republic had 41 full-service banking centers with locations as follows:

•                  Kentucky — 32

•                  Metropolitan Louisville — 19

•                  Central Kentucky — 8

•                  Elizabethtown — 1

•                  Frankfort — 1

•                  Georgetown — 1

•                  Lexington — 4

•                  Shelbyville — 1

•                  Western Kentucky — 2

•                  Owensboro — 2

•                  Northern Kentucky — 3

•                  Covington — 1

•                  Florence — 1

•                  Independence — 1

•                  Southern Indiana — 3

•                  Floyds Knobs — 1

•                  Jeffersonville — 1

•                  New Albany — 1

•                  Metropolitan Tampa, Florida — 3*

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

* - One banking center in Hudson, Florida was closed in the first quarter of 2015, thereby reducing total banking center locations to 40.

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2014, Republic had total assets of $3.7 billion, total deposits of $2.1 billion and total stockholders’ equity of $559 million. Based on total assets as of December 31, 2014, Republic ranked as the largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2014, the Company was divided into four distinct operating segments: Traditional Banking,  Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to 2014, but was broken out as a separate segment in 2014. All prior periods have been reclassified to conform to the current presentation.

During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for separate and independent segment reporting. All divisions of RPG operate through the Bank. Net income, total assets and net interest margin by business segment for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$21,315	$3,402	$(385)	$24,332	$4,455	$28,787
Total assets	3,404,323	319,153	11,593	3,735,069	11,944	3,747,013
Net interest margin	3.32%	3.77%	NM	3.35%	NM	3.33%

	Year Ended December 31, 2013
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$21,265	$2,663	$2,887	$26,815	$(1,392)	$25,423
Total assets	3,205,499	149,351	9,307	3,364,157	7,747	3,371,904
Net interest margin	3.47%	4.28%	NM	3.50%	NM	3.48%

	Year Ended December 31, 2012
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$53,452	$1,722	$3,279	$58,453	$60,886	$119,339
Total assets	3,155,013	216,921	15,752	3,387,686	6,713	3,394,399
Net interest margin	3.62%	4.19%	NM	3.63%	NM	4.82%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 22 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking segment

Lending Activities

The Bank’s principal lending activities consists of the following:

Retail Mortgage Lending — Through its retail banking centers, its correspondent lending channel and its internet banking channel, the Bank originates single family, first lien residential real estate loans.  In addition the Bank originates home equity loans and home equity lines of credit through its retail banking centers. All such loans are generally collateralized by owner occupied property.  For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s primary market area footprint, while loans originated through the correspondent lending channel and internet banking are generally secured by collateral located outside of the Bank’s geographic footprint.  All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” segment and are discussed below and elsewhere in this filing.

The Bank offers single family, first lien residential real estate, adjustable rate mortgages (“ARM”s) with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a higher interest rate for its ARMs if the property is not owner occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest rate periods generally ranging from five to ten years, the popularity of which with the Bank’s clients being somewhat dependent upon market conditions.  In general, ARMs containing longer fixed rate periods have historically been more attractive to the Bank’s clients in a relatively low rate environment, while ARMs with shorter fixed rate have historically been more attractive to the Bank’s clients in a relatively high rate environment.  While there is no requirement for clients to refinance their loans at the end of the fixed rate period, clients have historically done so the majority of the time, as most clients are interest rate risk-averse on their first mortgage loans.

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate may be originated with a loan-to-value (“LTV”) up to 90% and a combined LTV up to 100%.  During the fourth quarter of 2013, the Bank introduced a 100% LTV product for home purchase transactions within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans.  Except for the Bank’s Home Equity Amortizing Loan (“HEAL”) product under $150,000, the Bank requires mortgagee’s title insurance on single family, first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

Single family, first lien residential ARMs originated prior to January 10, 2014 generally contain an early termination penalty (“ETP”). Effective January 10, 2014, with the implementation of the Ability to Repay (“ATR”) Rule, the Bank eliminated ETPs for newly originated ARMs.

Single family, first lien residential real estate loans with fixed rate periods of 15, 20 and 30 years are primarily sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained.  All loans sold into the secondary market along with their corresponding MSRs are included as a component of the Company’s “Mortgage Banking” segment as discussed below and elsewhere in this filing.  The Bank, as it has in the past, may retain such longer-term fixed rate loans from time to time in the future to help combat market compression.  Any such loans retained on balance sheet would be reported as a component of the Traditional Banking segment and not the Mortgage Banking segment.

For additional information regarding the Bank’s interest rate sensitivity, see the section titled “Asset/Liability Management and Market Risk” under Part II Item 7 “Management’s Discussion and Analysis of Financial condition and Results of Operations.”

The Bank does, on occasion, purchase single family, first lien residential real estate loans in low to moderate income areas in order to meet its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to the review of these purchased loan portfolios and generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

In January 2014, the CFPB’s final rule implementing the ATR requirements in the Dodd-Frank Act became effective. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule provides a presumption of compliance with the ATR requirements and certain protections from liability for a mortgage loan meeting the parameters of a QM. While regulatory agencies have explained that there is no legal requirement or supervisory expectation to originate any QMs at all, transactions covered by the ATR requirements that do not meet the parameters of a QM, i.e. “non-QMs,” do not maintain the presumed protections from liability like their QM counterparts.

Management believes that ARM loans originated through the Bank’s retail origination channel during 2014 were predominantly QMs; however, the Bank has made strategic changes to its underwriting guidelines in 2015 that will result in the substantial majority of prospective ARM loans originated through its retail origination channel to be non-QMs.  Management has made these strategic changes to provide a better client experience for the Bank’s mortgage loan clients and to reduce the overall costs to the Bank of originating loans subject the QM parameters.  Management still expects all of its prospective non-QMs to meet the ATR requirements.

See additional discussion regarding ATR requirements and QMs under the sections titled:

•                  “Supervision and Regulation” in this section of the filing

•                  Part I Item 1A “Risk Factors”

Commercial Lending — The Bank’s commercial real estate (“CRE”) and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial use property.

The Bank’s CRE loans are generally made to small-to-medium sized businesses in amounts up to 80% or 85% LTV, depending on the market, of the lesser of the appraised value or purchase price of the property. CRE loans generally have five-year fixed rate periods, or variable interest rates indexed to Prime, and have maturity terms of ten years.  CRE loans generally amortize over 15 to 20 years. Although the contractual loan payment period for these types of loans is generally a 20-year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than the contractual terms. The Bank generally charges a penalty for prepayment of CRE loans if the loans are refinanced prior to the completion of their fixed rate period.

Loans secured by CRE generally are larger and often involve potentially greater risks than single family, first lien residential real estate loans. Because payments on loans secured by CRE properties often are dependent on successful operation or management of the properties or businesses operated from the properties, repayment of such loans may be impacted to a greater extent by adverse conditions in the national, regional and local economies. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of CRE loans and generally restricting such loans to its primary market area. In determining whether to originate CRE loans, the Bank also considers such factors as the financial condition of the borrower and guarantor, the LTV and the debt service coverage of the property, as well as global cash flow, when applicable.

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

Similar to CRE loans, the availability of funds for the repayment of C&I loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans, which may depreciate over time, usually cannot be appraised with as much precision as real estate and may fluctuate in value over the term of the loan.

In 2015, while continuing to increase its total commercial-related loan portfolio, the Bank intends to diversify its commercial loan mix by increasing the ratio of C&I loans to total commercial loans and conversely decreasing the ratio of CRE loans to total commercial loans.

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

The Bank also originates land development loans to real estate developers for the acquisition, development and construction of commercial projects. Such loans may involve additional risks because the funds are advanced to fund the project while under construction, and the project is of speculative value prior to completion. Moreover, because it is relatively difficult to evaluate completion value accurately, the total amount of funds required to complete a development may be subject to change. Repayments of these loans depend to a large degree on the conditions in the real estate market or the economy.

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

Internet Lending — The Bank accepts online loan applications through its website, www.republicbank.com.  Historically, the majority of loans originated through the internet have been within the Bank’s traditional markets of Kentucky and Indiana.  Other states where loans may be originated include Tennessee, Florida, Ohio, Virginia, Minnesota, as well as, the District of Columbia.

Correspondent Lending — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse Lending clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.  As previously disclosed, loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint. As of December 31, 2014, a substantial majority of loans originated through the Company’s Correspondent Lending channel were secured by single family residences located in the state of California.

See additional discussion regarding Lending Activities under the sections titled:

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•                  Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 3 “Loans and Allowance for Loan and Lease Losses.”

Private Banking — The Bank provides financial products and services to high net worth individuals through its Private Banking Department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of this clientele.

Treasury Management Services — The Bank provides various deposit products designed for commercial business clients located throughout its market areas. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Bank’s Treasury Management Department.

Internet Banking — The Bank expands its market penetration and service delivery by offering clients Internet banking services and products through its website, www.republicbank.com.

Other Banking Services — The Bank also provides trust, title insurance and other financial institution related products and services.

Bank Acquisitions — The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its internal growth strategies. The Bank’s most recent acquisitions occurred during 2012 with the execution of two FDIC-assisted acquisitions.

(II)  Warehouse Lending segment

Warehouse Lines of Credit — The Bank provides short-term, revolving credit facilities to mortgage bankers across the Nation through mortgage warehouse lines of credit.  These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables the mortgage banking clients to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank or purchased by the Bank through its Correspondent Lending channel. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking client.

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

As part of the sale of loans with servicing retained, the Bank records MSRs. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The MSR amortization is recorded as a reduction to net servicing income, a component of Mortgage Banking income.

With the assistance of an independent third party, the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs using groupings of the underlying loans by interest rates. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speed assumptions within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speed assumptions on the underlying loans would be anticipated to decline.

See additional discussion regarding Mortgage Banking under the sections titled:

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 5 “Mortgage Banking Activities”

•                  Footnote 22 “Segment Information”

(IV) Republic Processing Group segment

All divisions of the RPG segment operate through the Bank. Nationally, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. The RPS division offers general purpose reloadable prepaid debit cards through third party program managers.  The RCS division offers short-term consumer credit products.

Tax Refund Solutions division:

Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the Nation, as well as tax-preparation software providers. Substantially all of the business generated by the TRS division occurs in the first quarter of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

Prior to April 30, 2012, the TRS division’s primary tax-related products included RTs and Refund Anticipation Loans (“RAL”s). Effective December 8, 2011, the Bank entered into an agreement with the FDIC resolving its differences regarding the TRS division. The Bank’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, the Bank and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by the Bank. As required by this settlement, the Bank discontinued offering the RAL product effective April 30, 2012. The Company’s net RAL revenue was $45 million in 2012.

Additionally, as a result of the Agreement, TRS is subject to additional oversight requirements through its Electronic Return Originator Oversight (“ERO”) Plan, (the “ERO Plan”). The ERO Plan, developed by the Bank and approved by the FDIC, implemented increased training and audits of the Bank’s ERO partners, who make the Bank’s tax products available to taxpayers across the Nation. In addition, various components of the Agreement required the Bank to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third-party risk and ensure compliance with consumer laws.

For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011.

RTs are products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Bank associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the governmental paying authority. Fees earned on RTs, net of rebates, are the primary source of revenue for the TRS division and the RPG segment, and are reported in the income statement as non interest income under the line item “Net refund transfer fees.”

RALs were short-term consumer loans offered to taxpayers that were secured by the client’s anticipated tax refund, which represented the source of repayment. The fees earned on RALs were reported as interest income under the line item “Loans, including fees.”

JHI and Liberty Contracts

For the first quarter 2012 tax season, the Bank conducted business with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and JTH Tax Inc. d/b/a Liberty Tax Service (“Liberty”) to offer RAL and RT products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparer offices.

On August 27, 2012, the Bank received a termination notice to the Amended and Restated Marketing and Servicing Agreement, dated November 29, 2011 (the “M&S Agreement”), with Liberty related to the Bank’s RT products, as well as the Bank’s previously offered RAL product.  Approximately 19% of the TRS division’s gross revenue was derived from Liberty tax offices during 2012.  Termination of this contract had a material adverse impact to the Company’s results of operations.

The Bank notified Liberty that the Bank disagreed with Liberty’s interpretation of the M&S Agreement relative to Liberty’s ability to terminate.  The Bank and Liberty subsequently entered into mediation under the terms of the M&S Agreement.

The Bank’s contract dispute with Liberty was resolved during January 2014 with a nominal amount of related legal expense. With the matter resolved, the Bank entered into a new two-year agreement with Liberty in which it began processing refunds for Liberty clients in January 2015.  Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenues for the two-year term of the contract by an average of approximately 12% over the RPG segment’s 2014 net revenue level.  Additional overhead expenses with the new contract are expected to be nominal.  The new two-year contract with Liberty results in a substantial reduction in revenue when compared to the Bank’s former contract with Liberty dating back to 2012.

On September 18, 2012, the Bank received a termination notice to the Amended and Restated Program Agreement, dated August 3, 2011 (the “Program Agreement”), with JHI and Jackson Hewitt Technology Services LLC related to the Bank’s RT products, as well as the Bank’s previously offered RAL product. Approximately 40% of the TRS division’s gross revenue was derived from JH tax offices during 2012.  Termination of this contract had a material adverse impact to the Company’s results of operations in 2013.

The Bank subsequently notified JHI that the Bank disagreed with JHI’s interpretation of its ability to terminate the Program Agreement and entered into a binding arbitration under the terms of the Program Agreement. The Bank’s third party arbitration with JHI was concluded during the fourth quarter of 2013. Legal related expenses associated with the arbitration totaled $2.2 million for 2013, with $1.4 million of those expenses being incurred during the fourth quarter of 2013. With the matter resolved, the Bank entered into a new two-year agreement with JHI pursuant to which it began processing refunds for JHI clients in January 2014.  The new two-year contract with JHI results in a substantial reduction in revenue when compared to the Bank’s former contract with JHI dating back to 2012.

Unlike the Bank’s previous contract with JHI, the Bank’s 2014 contract stipulated that that the tax preparation provider also assumes the program manager role for all product volume generated through JHI.  In addition, in January 2015 the Bank amended its two-year contract with Liberty allowing Liberty to assume the program manager role for a portion of the product volume generated through Liberty. The TRS division of RPG has historically earned RT revenue based on its role as program manager for bank products in the tax refund process.  Program managers for bank products in the tax refund processing business generally 1) supply marketing materials for bank products, 2) supply RT check stock for the tax offices, 3) supply tier-1 customer service to the taxpayers, which includes answering taxpayer phone calls related to the status of RTs and the verification to third parties regarding the validity of RT checks issued to the taxpayers by the Bank, and 4) provide overall management of the movement of refunds when received from the government, which includes exception processing and the reconciliation of all funds received and disbursed, among other duties.

Industry trends reflect larger tax preparation companies assuming the role of the program manager for the bank products in the tax refund process, which includes the obligation and costs of those responsibilities of the program manager described in the previous paragraph.  In those cases where the tax preparation company is also assuming the role of the program manager, the tax preparation company is also earning substantially more of the revenue for the associated bank products sold, as the Bank now only provides ACH services and third party risk management oversight duties.  This trend will likely continue to adversely affect the margin the Company earns on its tax-related products and the overall operating results and financial condition of the RPG segment.

Republic Payment Solutions division:

The RPS division is an issuing bank offering general purpose reloadable prepaid cards through third party program managers. This program’s objectives include:

•                  generate a low-cost deposit source;

•                  generate float revenue from the previously mentioned low cost deposit source;

•                  serve as a source of fee income; and

•                  generate interchange revenue.

For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS division will not be reported as a separate business operating segment until such time, if any, that it meets reporting thresholds.

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

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are expended. These types of cards are considered gift or incentive cards. These cards may be open loop or closed loop, as described below. Normally these types of cards are used for the purchase of goods or services at retail locations and cannot be used to receive cash.

Prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at automatic teller machines (“ATM”s) or purchase goods or services by PIN or signature at retail locations. These cards can be used virtually anywhere that Visa® or MasterCard® is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants.

The prepaid card market is one of the fastest growing segments of the payments industry throughout the Nation. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

The RPS division will work with various third parties to distribute prepaid cards to consumers throughout the Nation. The Company will also likely work with these third parties to develop additional financial services for consumers to increase the functionality of the program and prepaid card usage.

Republic Credit Solutions division:

Through the Bank, the RCS division offers short-term consumer credit products. In general, the credit products are  unsecured small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer’s ability to repay.

See additional discussion regarding RPG under the sections titled:

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•                  Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 22 “Segment Information”

Employees

As of December 31, 2014, Republic had 723 full-time equivalent employees (“FTE”s). Altogether, Republic had 711 full-time and 24 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market areas in originating loans, attracting deposits, and selling other banking related financial services. Through its Correspondent Lending channel, the Bank also competes to acquire newly originated mortgage loans from select mortgage companies on a national basis. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee and Ohio. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The primary factors in competing for bank products are convenient office locations and ATMs, flexible hours, deposit interest rates, services, internet banking, range of lending services offered and lending fees. Additionally, the Bank believes that an emphasis on highly personalized service tailored to individual client needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Bank’s ability to compete successfully in its market areas.

Warehouse Lending

The Bank competes with financial institutions across the Nation for mortgage banking clients in need of warehouse lines of credit. Competitors may have substantially greater resources, larger established client bases, higher lending limits, as well as underwriting standards and on-going oversight requirements that could be viewed more favorably by some clients.  A few or all of these factors can lead to a competitive disadvantage to the Company when attempting to retain or grow its Warehouse Lending client base.

Mortgage Banking

The Bank competes with mortgage bankers, mortgage brokers and financial institutions for the origination and funding of mortgage loans. Many competitors have branch offices in the same areas where the Bank’s loan officers operate. The Bank also competes with mortgage companies whose focus is often on telemarketing and internet lending.

Republic Processing Group

Tax Refund Solutions division

With regard to the TRS division, the discontinuance of the RAL product after April 30, 2012 and the previously mentioned termination of TRS contracts have had a material adverse impact on the profitability of the Bank’s RT products. The TRS division faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, the Bank has faced increased competition in the RT marketplace. In addition to the loss of volume resulting from additional competitors, the Bank has incurred substantial pressure on its profit margin for its RT products, as it competes with existing rebate and pricing incentives in the RT marketplace.

In addition, as a result of the Bank’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements not currently imposed on its competitors. Management believes these additional requirements make attracting new relationships and retaining existing relationships more difficult for the Bank.

Republic Payment Solutions division

The prepaid card industry is subject to intense and increasing competition. The Bank competes with a number of companies that market different types of prepaid card products; such as GPR, gift, incentive and corporate disbursement cards. There is also competition from large retailers who are seeking to integrate more financial services into their product offerings. Increased competition is also expected from alternative financial services providers who are often well-positioned to service the “underbanked” and who may wish to develop their own prepaid card programs.

Republic Credit Solutions division

The small dollar consumer loan industry is highly competitive. Management believes principal competitors for its small dollar loan programs will be billers who accept late payments for a fee, overdraft privilege programs of other banks and credit unions, as well as payday lenders.

New entrants to the small dollar consumer loan market must successfully implement underwriting and fraud prevention processes, overcome consumer brand loyalty and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states in the Nation.

Supervision and Regulation

The Company and the Bank are subject to extensive federal and state banking laws and regulations, which establish a comprehensive framework of activities in which the Company and the Bank may engage.  These laws and regulations are primarily intended to provide protection to clients and depositors, not stockholders.

The Company is a legal entity separate and distinct from the Bank and is subject to direct supervision by The Federal Reserve Bank (“FRB”). The Company’s principal source of funds is the payment of cash dividends from the Bank. The Company files regular routine reports with the FRB in addition to the Bank’s filings with the FDIC concerning business activities and financial condition. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness, and compliance with various requirements.

The Bank is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions (“KDFI”).

All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. Such supervision and regulation subjects the Bank to restrictions, requirements, potential enforcement actions and examinations by the FDIC and KDFI. The FRB regulates the Company with monetary policies and operational rules that directly impact the Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Bank’s lending, deposit and other activities. The Bank and the Company are also subject to regulations issued by the CFPB, an independent bureau of the FRB created by the Dodd-Frank Act. An adverse ruling against the Company or the Bank under these laws could have a material adverse effect on results of operations.

Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the KDFI the CFPB or state or federal legislation, could have a material adverse impact on Company operations.

Regulators have broad enforcement powers over banks and their holding companies, including, but not limited to: the power to mandate or restrict particular actions, activities, or divestitures; impose monetary fines and other penalties for violations of laws and regulations; issue cease and desist or removal orders; seek injunctions; publicly disclose such actions; and prohibit unsafe or unsound practices. This authority includes both informal and formal actions to effect corrective actions and/or sanctions. In addition, the Bank is subject to regulation and potential enforcement actions by other state and federal agencies.

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

Prepaid Card Regulation

The prepaid cards marketed by the RPS division are subject to various federal and state laws and regulations, including regulations issued by the CFPB as well as those discussed below.  Prepaid cards issued by the Bank could be subject to the Electronic Fund Transfers Act (“EFTA”) and the FRB’s Regulation E. With the exception of those provisions comprising the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”); the Bank intends to treat prepaid products such as GPR cards as being subject to certain provisions of the EFTA and Regulation E when applicable, such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law, which was intended to cause a fundamental restructuring of federal banking regulation through implementation of extensive regulatory reforms. Many of these reforms have been implemented and others are expected to be implemented in the near future.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Provisions of the Dodd-Frank Act that have been or will be implemented that have impacted or will likely impact the Company and the Bank include:

•                  Requiring publicly traded companies to provide stockholders the opportunity to cast a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•                  Applying Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The exemption from Section 23A for transactions with financial subsidiaries was effectively eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•                  Creating the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

•                  Permanently increasing the maximum deposit insurance amount for financial institutions from $100,000 to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also required the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

•                  Imposing new requirements for mortgage lending, including prohibitions on certain compensation to mortgage originators and special consumer protections, including limitations on certain mortgage terms.  Additionally, requiring lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limiting prepayment penalties.

•                  Limiting permissible debit interchange fees for certain financial institutions.

•                  Revising certain corporate governance requirements for public companies.

Incentive Compensation — In 2011, seven federal agencies, including the FDIC, the FRB and the SEC, issued a Notice of Proposed Rulemaking designed to implement section 956 of the Dodd-Frank Act, which applies only to financial institutions with total consolidated assets of $1 billion or more. This seeks to strengthen the incentive compensation practices at covered institutions by better aligning employee rewards with longer-term institutional objectives. The proposed orders are designed to:

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

Volcker Rule — On December 10, 2013, the final Volcker Rule provision of the Dodd-Frank Act was approved and implemented by the FRB, the FDIC, the SEC, and the Commodity Futures Trading Commission (“CFTC”) (collectively, the “Agencies”). The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks are restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk.

I.                                        The Company

Acquisitions — The Company is required to obtain the prior approval of the FRB under the Bank Holding Company Act (“BHCA”) before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In addition, the Bank must obtain regulatory approval before entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the target bank involved, the convenience and needs of the communities to be served and various competitive factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their designated communities, specifically including low to moderate income persons and neighborhoods.

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

Subject to certain exceptions, state banks are permitted to control or hold an interest in a financial subsidiary that engages in a broader range of activities than are permissible for national banks to engage in directly, subject to any restrictions imposed on a bank under the laws of the state under which it is organized. Conducting financial activities through a bank subsidiary can impact capital adequacy and regulatory restrictions may apply to affiliate transactions between the bank and its financial subsidiaries.

Safe and Sound Banking Practice — The FRB does not permit bank holding companies to engage in unsafe and unsound banking practices. The FDIC and the KDFI have similar restrictions with respect to the Bank.

Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

Source of Strength Doctrine — Under FRB policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and any applicable cross-guarantee provisions that may apply to the Company. In addition, any capital loans by the Company to its bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.

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

II.                                                The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky chartered bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky banking corporation to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. As a result of the Dodd Frank Act, the Bank, along with any other national or state chartered bank generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

Affiliate Transaction Restrictions — Transactions between the Bank and its affiliates, and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors and principal stockholders and each of their related interests.

The FRB promulgated Regulation W to implement Sections 23A and 23B of the FRA. This regulation contains many of the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets — Banking regulators may declare a dividend payment to be unsafe and unsound even if the Bank continues to meet its capital requirements after the dividend. Dividends paid by the Bank provide substantially all of the Company’s operating funds. Regulatory requirements limit the amount of dividends that may be paid by the Bank. Under federal regulations, the Bank cannot pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

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

In addition to assessments for deposit insurance premiums, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the Financing Corporation (“FICO”) bonds mature between 2017 through 2019.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted. The FDIC may adjust the scale uniformly from one quarter to the next, however, no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of paying FDIC deposit insurance assessments.

In 2011, the FDIC Board of Directors adopted a final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act. The final rule:

•                  Redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity (defined as Tier 1 Capital);

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

On November 18, 2014, the FDIC revised the risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules in accordance with Basel III that take effect in 2015 and 2018. For deposit insurance assessment purposes, the updated system will revise the ratios and ratio thresholds relating to capital evaluations.

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

Regulation E — A 2009 amendment to Regulation E prohibits financial institutions from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution would be prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

The Bank earns a substantial majority of its deposit fee income related to overdrafts from the per item fee it assesses its clients for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups.

Prohibitions Against Tying Arrangements — The Bank is subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the client obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

Liability of Commonly Controlled Institutions — FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” generally means the appointment of a conservator or receiver. “In danger of default” generally means the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, the Bank is the only insured depository institution controlled by the Company. However, if the Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLBs which are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single family residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP.

In the event of a default on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB’s claim over various other claims. Regulations provide that each FHLB has joint and several liability for the obligations of the other FHLBs in the system. If an FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by FHLBs to its members, or the ability of members to have their FHLB capital stock redeemed on a timely basis. Congress continues to consider various proposals which could establish a new regulatory structure for the FHLB system, as well as for other government-sponsored entities. The Bank cannot predict at this time, which, if any, of these proposals may be adopted or what effect they would have on the Bank’s business.

Federal Reserve System — Under regulations of the FRB, the Bank is required to maintain non interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a non interest-bearing account at the FRB, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC. The Bank is authorized to borrow from the FRB discount window.

General Lending Regulations

Pursuant to FDIC regulations, the Bank may extend credit subject to certain restrictions. Additionally, state law may impose additional restrictions. While the discussion of extensions of credit set forth in this filing is not exhaustive, federal laws and regulations include but are not limited to the following:

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

The CRA requires all institutions to make public disclosure of their CRA ratings. In December 2011, the Bank received a “Satisfactory” CRA Performance Evaluation. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

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

Truth in Lending Act (“TLA”) — The TLA governs disclosures of credit terms to consumer borrowers and is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the TLA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of the TLA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the TLA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the TLA.

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

Ability to Repay (“ATR”) Rule and Qualified Mortgage Loans (“QMs”) — In January 2014, the CFPB’s final rule implementing the ATR requirements in the Dodd-Frank Act became effective. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to QMs they originate. For this purpose, the rule defines QMs to include loans with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by the FNMA or Freddie Mac while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”) or U.S. Department of Agriculture (“USDA”). Additionally, QMs may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments.

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

Interagency Guidance on Non Traditional Mortgage Product Risks — In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” ARMs. The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with risk and iii) establish an Allowance that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks before making product or payment choices.

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

Capital Adequacy Requirements

Capital Guidelines — Both the Company and the Bank are required to comply with capital adequacy guidelines. Guidelines are established by the FRB in the case of the Company and the FDIC in the case of the Bank.  The FRB and FDIC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. Under these regulations, a bank will be considered:

Through December 31, 2014, the guidelines require a minimum total risk based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity investment securities.

In addition to the risk based capital guidelines, the FRB utilizes a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

As of December 31, 2014 and 2013 the Company’s capital ratios were as follows:

	2014		2013
As of December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$608,658	22.17%	$592,531	26.71%
Republic Bank & Trust Co.	472,357	17.21	456,884	20.61

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$584,248	21.28%	$569,505	25.67%
Republic Bank & Trust Co.	447,947	16.32	433,858	19.57

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$584,248	15.92%	$569,505	16.81%
Republic Bank & Trust Co.	447,947	12.21	433,858	12.80

The federal banking agencies’ risk based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank proposes to make an acquisition requiring regulatory approval, has previously warranted special regulatory attention, rapid growth presents supervisory concerns, or, among other factors, has a high susceptibility to interest rate and other types of risk. The Bank is not subject to any such individual minimum regulatory capital requirement.

New Capital Rules — Effective January 1, 2015 the Company and the Bank became subject to the new capital regulations in accordance with Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5%  common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio. Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will continue to exceed the new minimum capital ratio requirements for “well-capitalized” including the 2.5% capital conservation buffer under Basel III when effective and fully implemented.

Under the new capital rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, a restricted amount of minority interest as additional Tier 1 capital, and non-cumulative preferred stock (plus related surplus), subject to certain eligibility requirements, minus goodwill and other specified intangible assets and other regulatory deductions.  Proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued before 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

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

If a banking institution’s capital decreases below acceptable levels, bank regulatory enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Banking regulators have limited discretion in dealing with a critically undercapitalized institution and are normally required to appoint a receiver or conservator. Banks with risk based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing if the institution has no tangible capital.

In addition, a bank holding company may face significant consequences if its bank subsidiary fails to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies, or require the FHC to decertify as a FHC. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval. Unless the period of time for compliance is extended by the FRB, if a FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC. The Company is currently classified as a FHC.

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

ACCOUNTING POLICIES/ESTIMATES, ACCOUNTING STANDARDS AND INTERNAL CONTROL

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies are described in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates.” The Company’s management must exercise judgment in selecting and applying many accounting policies and methods in order to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances, yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates.

The Bank may experience future goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2014 as of September 30, 2014. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (“FASB”) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. For example, the FASB has proposed new accounting standards related to accounting for certain asset impairment and accounting for leases that could materially change the Company’s financial statements in the future.  In addition, those who interpret the accounting standards, such as the Securities and Exchange Commission (“SEC”), the banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or conclusions regarding how various standards should be applied. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company recasting, or possibly restating, prior period financial statements.

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

If the Bank’s other real estate owned (“OREO”) portfolio is not properly valued or sufficiently reserved to cover actual losses, or if the Bank is required to increase its valuation reserves, the Bank’s earnings could be reduced. Management obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as OREO and at certain other times during the asset’s holding period. The Bank’s net book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A write-down is recorded for any excess in the asset’s net book value over its fair value. If the Bank’s valuation process is incorrect, or if property values decline, the fair value of the Bank’s OREO may not be sufficient to recover its carrying value in such assets, resulting in the need for additional writedowns. Significant additional writedowns to OREO could have a material adverse effect on the Bank’s financial condition and results of operations.

REPUBLIC PROCESSING GROUP

The Company’s lines of business and products, not typically associated with Traditional Banking, expose the Company’s earnings to additional risks and uncertainties.  Republic Processing Group (“RPG”) is comprised of three distinct divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”).

As a result of the Bank’s Stipulation Agreement and Consent Order (the “Agreement”) with the FDIC, TRS is subject to additional oversight requirements through its Electronic Return Originator (“ERO”) Oversight Plan. If the Bank is unable to comply with these requirements, the FDIC could require the Bank to cease offering RT products in the future. As disclosed above, the Bank developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for the Bank to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which the Bank does business. The ERO Plan includes requirements for, among other things:

•                  positive affirmations by EROs of individual tax preparer training related to regulatory requirements applicable to bank products;

•                  annual audits covering 10% of active ERO locations and a significant sample of applications for Bank products. The audits will consist of on-site visits, document reviews, “mystery shops” of tax preparation offices and tax product client surveys;

•                  on-site audit confirmation of ERO agreements to adhere to laws, processes, procedures, disclosure requirements and physical and electronic security requirements;

•                  an advertising approval process that requires the Bank to approve all tax preparer advertisements prior to their issuance;

•                  monitoring of ERO offices for income tax return quality;

•                  monitoring of ERO offices for adherence to acceptable tax preparation fee parameters;

•                  monitoring for federal and state tax preparation requirements, including local and state tax preparer registration and posting and disclosure requirements relative to Bank products;

•                  the Bank to provide advance notification, as practicable, to the FDIC of any significant changes in the TRS division, including:

•                  a change of more than 25% from the prior tax season in the number of EROs with which the Bank is doing business, or

•                  the addition of tax-related products offered by the Bank that it did not previously offer; and

•                  the Bank to provide advance notification, as practicable, to the FDIC when the Bank enters into a relationship with a new corporation that has multiple owned or franchised locations, when the relationship alone will represent an increase of more than 10% from the prior tax season in the number of EROs with which the Bank is doing business.

If the FDIC determines that the Bank is not in compliance with its ERO Plan, it has the authority to issue more restrictive enforcement actions. These enforcement actions could include significant additional penalties and/or requirements regarding the tax business which could significantly, negatively impact this segment’s profitability and cause the Bank to exit the business altogether.

As a result of the Bank’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements not currently imposed on its competitors. Management believes these additional requirements have made and will continue to make attracting new relationships and retaining existing relationships more difficult for the Bank. As disclosed above, the Agreement contains a provision for an ERO Plan which has been implemented by the Bank. The ERO Plan places additional oversight and training requirements on the Bank and its tax preparation partners that are not currently required by the regulators for the Bank’s competitors in the tax business. Management believes these additional requirements have and will continue to make attracting new relationships and retaining existing relationships more difficult for the Bank, potentially reducing RT volume. Further reductions in RT volume will have a material adverse impact to the Bank’s earnings.

The Bank’s RT products represent a significant business risk and management believes the Bank could be subject to additional regulatory and public pressure to exit the RT business. If the Bank can no longer offer these products it will have a material adverse effect on its profits. The TRS division offers bank products to facilitate the payment of tax refunds for clients that electronically file their tax returns. the Bank is one of only a few financial institutions in the U.S. that provides this service to taxpayers. In return, the Bank charges a fee for the service.

Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of RT products. Actions of these groups and others could result in regulatory, governmental, or legislative action or material litigation against the Bank.

Discontinuing the RT product by the Bank, either voluntarily or involuntarily, would significantly reduce the Bank’s earnings.

The TRS division represents a significant operational risk, and if the Bank were unable to properly service this business, it could materially impact earnings. This division requires continued increases in technology and employees to service its business. In order to process its business, the Bank must implement and test new systems, as well as train new employees. The Bank relies heavily on communications and information systems to operate the TRS division. Any failure, sustained interruption or breach in security of these systems could result in failures or disruptions in client relationship management and other systems. Significant operational problems could also cause a material portion of the Bank’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing the Bank’s projected revenue without a corresponding decrease in expenses.

Industry trends in relation to tax preparation companies assuming the role of program manager for tax-related bank products have and will continue to reduce RPG’s profitability.  The TRS division of RPG has historically earned RT revenues based on its role as program manager for bank products in the tax refund process.  Program managers for bank products in the tax refund processing business generally 1) supply marketing materials for bank products, 2) supply RT check stock for the tax offices, 3) supply tier-1 customer service to the taxpayers, which includes answering taxpayer phone calls related to the status of RTs and the verification to third parties regarding the validity of RT checks issued to the taxpayers by the Bank, and 4) provide overall management of the movement of refunds when received from the government, which includes exception processing and the reconciliation of all funds received and disbursed, among other duties.

Industry trends reflect larger tax preparation companies assuming the role of the program manager for the bank products in the tax refund process, which includes the obligation and costs of those responsibilities of the program manager described in the previous paragraph.  In those cases where the tax preparation company is also assuming the role of the program manager, the tax preparation company is also earning more of the revenue for the associated bank products sold, as the Bank only provides Automated Clearing House (“ACH”) services and third party risk management oversight duties.  This trend will likely continue to adversely affect the margin the Company earns on its RT products and the overall operating results and financial condition of the RPG segment.

TRADITIONAL BANK LENDING AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (“ALLOWANCE”)

The Allowance could be insufficient to cover the Bank’s actual loan losses. The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the Allowance, among other things, the Bank reviews its loss and delinquency experience, economic conditions, etc. If its assumptions are incorrect, the Allowance may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to its Allowance. In addition, regulatory agencies periodically review the Allowance and may require the Bank to increase its provision for loan and lease losses or recognize further loan charge-offs. A material increase in the Allowance or loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations.

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs, which would adversely impact the Bank’s operating results. Despite the various measures implemented by the Bank to address the economic environment, there may be further deterioration in the Bank’s loan portfolio. When borrowers default on their loan obligations, it may result in lost principal and interest income and increased operating expenses associated with the increased allocation of management time and resources associated with the collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached or performed, the Bank may have to charge-off loans, either in part or in whole. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank’s financial condition and earnings could be negatively impacted to the extent the Bank relies on borrower information that is false, misleading or inaccurate. The Bank relies on the accuracy and completeness of information provided by vendors, clients and other parties. In deciding whether to extend credit, or enter into transactions with other parties, the Bank relies on information furnished by, or on behalf of, clients or entities related to those clients or other parties. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

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

Prepayment of loans may negatively impact the Bank’s business. The Bank’s clients may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within the Bank clients’ discretion. If clients prepay the principal amount of their loans, and the Bank is unable to lend those funds to other clients or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income would have a negative impact on the Bank’s results of operations and financial condition.

The Bank is highly dependent upon programs administered by the Federal Home Loan Mortgage Corporation (“Freddie Mac” or the “FHLMC”).  Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect its business, financial position, results of operations and cash flows. The Bank’s ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the FHLMC. This entity plays a powerful role in the residential mortgage industry, and the Bank has significant business relationships with it. The Bank’s status as an FHLMC approved seller/servicer is subject to compliance with its selling and servicing guides.

Any discontinuation of, or significant reduction or material change in, the operation of the FHLMC or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of the FHLMC would likely prevent the Bank from originating and selling most, if not all, of its mortgage loan originations.

Loans originated through the Bank’s Correspondent Lending channel subject the Bank to additional negative earnings sensitivity as the result of prepayments and additional credit risks that the Bank does not have through its historical origination channels. Loans acquired through the Bank’s Correspondent Lending channel are typically purchased at a premium and also represent out-of-market loans originated by a non-Republic representative.  Loans purchased at a premium inherently subject the Bank’s earnings to additional sensitivity related to prepayments as increases in prepayment speeds will negatively affect the overall yield to maturity on such loans, potentially even causing the net loan yield to be negative for the period of time the loan is owned by the Bank.

Loans originated out of the Bank’s market area by non-Republic representatives will inherently carry additional credit risk from potential fraud due to the increased level of third party involvement on such loans.  In addition, the Bank will also experience an increase in complexity for customer service and the collection process, given the number of different state laws the Bank could be subject to from loans purchased throughout the U.S. In 2014, the Bank’s Correspondent Lending channel originated loans in 20 different states, with the largest concentration of 86% from the state of California.

Failure to appropriately manage the additional risks related to this lending channel could lead to reduced profitability and/or operating losses through this origination channel.

Loans originated through the Bank’s Internet Lending channel will subject the Bank to credit and regulatory risks that the Bank does not have through its historical origination channels. The dollar amount of loans originated through the Bank’s Internet

Lending channel is expected to be increasingly out-of-market.  Loans originated out of the Bank’s market area inherently carry additional credit risk, as the Bank will experience an increase in the complexity of the customer authentication requirements for such loans.  Failure to appropriately identify the end-borrower for such loans could lead to fraud losses.  Failure to appropriately manage these additional risks could lead to reduced profitability and/or operating losses through this origination channel.  In addition, failure to appropriately identify the end-borrower could result in regulatory sanctions resulting from failure to comply with various customer identification regulations.

The Bank’s 100% loan-to-value (“LTV”) product may experience higher rates of charge-offs and may be more sensitive to downturns in the housing market than the Bank’s other real estate loans. The Bank grew its 100% LTV residential real estate loan product to $40 million as of December 31, 2014. Additionally, the Bank does not require private mortgage insurance on this product. Such LTV levels inherently carry a higher level of credit risk, are more sensitive to downturns in the housing market and may lead to higher rates of charge-offs for the Bank.

The Bank’s 2015 initiative to increase its non-Qualified Mortgage (“QM’”) loan portfolio may subject the Bank to additional credit risk and legal liability.  In January 2014, the Consumer Financial Protection Bureau’s (“CFPB”) final rule implementing the Ability to Repay (“ATR”) requirements in the Dodd-Frank Act became effective. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule provides a presumption of compliance with the ATR requirements and certain protections from liability for a mortgage loan meeting the parameters of a QM. While regulatory agencies have explained that there is no legal requirement or supervisory expectation to originate any QMs at all, transactions covered by the ATR requirements that do not meet the parameters of a QM, i.e., “non-QMs,” do not maintain the presumed protections from liability like their QM counterparts.

Management believes that ARM loans originated through the Bank’s retail origination channel during 2013 were predominantly QMs; however, the Bank has made strategic changes to its underwriting guidelines in 2015 that will result in the substantial majority of prospective ARM loans originated through its retail origination channel to be non-QMs. While management expects all of these loans to meet the ATR requirements, non-QMs do not have a “presumption of compliance” with the ATR requirements, and therefore, may subject the Bank to increased credit risk and an increased risk of legal liability.

WAREHOUSE LENDING (“WAREHOUSE”)

The Warehouse Lending business is subject to numerous risks which could result in losses. Risks associated with mortgage warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

Outstanding Warehouse lines of credit can fluctuate significantly. The Bank has a moderate lending concentration in outstanding Warehouse lines of credit. Because outstanding Warehouse balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide can lead to wide fluctuations of balances in this product. Additionally, Warehouse Lending period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month. Such volatility may materially impact the Company’s balance sheet and results of operations.

INVESTMENT SECURITIES, FHLB STOCK AND OTHER INVESTMENTS

Concerns regarding a downgrade of the U.S. government’s credit rating could have a material adverse effect on the Company’s business, financial condition, liquidity, and results of operations. In 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ and also lowered the credit rating of several related government agencies and institutions, including the FHLMC, the Federal National Mortgage Association (“Fannie Mae” or the “FNMA”), and the Federal Home Loan Bank’s (“FHLB’s”), from AAA to AA+. In October 2013, Fitch placed the U.S. AAA long-term foreign and local currency Issuer Default Ratings on “Rating Watch Negative.” Further downgrades by Standard & Poor’s, Moody’s or Fitch, or defaults by the U.S. on any of its obligations could have material adverse impacts on financial and banking markets and economic conditions in the U.S. and throughout the World.  In turn, the market’s anticipation of these impacts could have a material adverse effect on the Company’s business, financial condition and liquidity. In particular, these events could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect the Company’s profitability. It may also negatively affect the value and liquidity of the government securities the Bank holds in its investment portfolio.

At December 31, 2014, the majority of the Bank’s investment securities were issued by FHLMC, FNMA, and the FHLB. It is uncertain as to what impact future downgrades or defaults, if any, will have on these securities as sources of liquidity and funding. Also, the adverse consequences as a result of downgrades could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

The Bank’s investment securities may incur other-than-temporary-impairment (“OTTI”) charges. The Bank’s investment portfolio is periodically evaluated for OTTI.  From 2008 through 2011, OTTI charges were recognized on the Bank’s private label mortgage backed securities. The Bank’s remaining private label mortgage backed security may still require an OTTI charge in the future should the financial condition of the underlying mortgages and/or the underlying third party insurance wrap, or guarantee deteriorate.

The Bank holds a significant amount of bank-owned life insurance. At December 31, 2014, the Bank held bank-owned life insurance (“BOLI”) on certain employees with a cash surrender value of $51 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

A continued stable interest rate environment may reduce profitability. The Bank continues to experience contraction in its net interest margin, as it can no longer lower the rate on many of its interest-bearing liabilities, while the Bank’s higher yielding interest-earning assets continue to pay down and reprice lower.  An on-going stable interest rate environment will cause the Bank’s interest-earning assets to continue to reprice into lower yielding assets without the ability for the Bank to offset the decline in interest income through a reduction in its cost of funds. Continued contraction in the Bank’s net interest margin may cause net interest income to decrease if growth in interest-earning assets cannot fully compensate for such contraction in net interest margin. The overall impact of such contraction in net interest margin will depend on the period of time that the current interest rate environment remains and the Bank’s interest-earning asset growth and asset mix over such time period.

A flattening interest rate yield curve may reduce profitability. Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could reduce the Bank’s net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because the Bank’s liabilities tend to be shorter in duration than its assets, when the yield curve flattens, as is the case in the current interest rate environment, or even inverts, the Bank’s net interest margin could decrease as its cost of funds increases relative to the yield it can earn on its assets.

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

The Bank’s funding sources may prove insufficient to replace deposits and support future growth. The Bank relies on client deposits, brokered deposits and advances from the FHLB to fund operations. Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if the Bank’s financial condition or the financial condition of the FHLB or general market conditions were to change. The Bank’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The loss of large deposit relationships could increase the Bank’s funding costs. The Bank has several large deposit relationships that do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines on a short-term basis to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits and/or FHLB advances to replace withdrawn balances. The overall cost of gathering brokered deposits and/or FHLB advances, however, could be substantially higher than the Traditional Bank deposits they replace, increasing the Bank’s funding costs and reducing the Bank’s overall results of operations.

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible clients to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Limitations or adverse modifications to this program, either voluntary or involuntary, would significantly reduce net income.

COMPANY COMMON STOCK

The Company’s common stock generally has a low average daily trading volume, which limits a stockholder’s ability to quickly accumulate or quickly sell large numbers of shares of Republic’s stock without causing wide price fluctuations. Republic’s stock price can fluctuate widely in response to a variety of factors, as detailed in the next risk factor. A low average daily stock trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

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

GOVERNMENT REGULATION / ECONOMIC FACTORS

The Company is significantly impacted by the regulatory, fiscal and monetary policies of federal and state governments which could negatively impact the Company’s liquidity position and earnings. These policies can materially affect the value of the Company’s financial instruments and can also adversely affect the Company’s clients and their ability to repay their outstanding loans. Also, failure to comply with laws, regulations or policies, or adverse examination findings, could result in significant penalties, negatively impact operations, or result in other sanctions against the Company. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the U.S. Its policies determine, in large part, the Company’s cost of funds for lending and investing and the return the Company earns on these loans and investments, all of which impact net interest margin.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and other U.S. economic metrics. In addition, deflationary pressures, while possibly lowering operating costs, could have a significant negative effect on the Company’s borrowers, especially business borrowers, and the values of underlying collateral securing loans, which could negatively affect the Company’s financial performance.

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

MANAGEMENT, INFORMATION SYSTEMS, ACQUISITIONS, ETC.

The Company is dependent upon the services of its management team and qualified personnel. The Company is dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, the financial services industry and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its senior executives or key managers would have an adverse effect on operations, moreover, the Company depends on its account executives and loan officers to attract bank clients by developing relationships with commercial and consumer clients, mortgage companies, real estate agents, brokers and others. The Company believes that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves the Company, other members of the manager’s team may follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. The Company’s success also depends on its ability to continue to attract, manage and retain other qualified personnel as the Company grows. The Company cannot assure you that it will continue to attract or retain such personnel.

The Company’s operations could be impacted if its third-party service providers experience difficulty. The Company depends on a number of relationships with third-party service providers, including core systems processing and web hosting. These providers are well established vendors that provide these services to a significant number of financial institutions. If these third-party service providers experience difficulty or terminate their services and the Company is unable to replace them with other providers, its operations could be interrupted, which would adversely impact its business.

The Company’s operations, including third party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security. The Company is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to the Bank’s clients. Cyber-attacks may also be directed at disrupting operations. While the Company has not incurred any material losses related to cyber-attacks, nor is management aware of any specific or threatened cyber-incidents as of the date of this report, the Bank may incur substantial costs and suffer other negative consequences if the Bank or one of the Bank’s third party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cyber security protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

The Company’s information systems may experience an interruption that could adversely impact the Company’s business, financial condition and results of operations. The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in client relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the impact of the failure or interruption of information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures or interruptions of the Company’s information systems could damage the Company’s reputation, result in a loss of client business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Negative public opinion could damage the Company’s reputation and adversely affect earnings. Reputational risk is the risk to Company operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities, including sales practices, practices used in origination and servicing operations, the management of actual or potential conflicts of interest and ethical issues, and the Company’s protection of confidential client information. Negative public opinion can adversely affect the Company’s ability to keep and attract clients and can expose the Company to litigation.

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

If the Company is successful in conducting acquisitions, it will be presented with many risks that could adversely affect the Company’s financial condition and results of operations. An institution that the Company acquires may have unknown asset quality issues or unknown or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution, in order to make the transaction economically advantageous. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its clients and the clients of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in the loss of key clients and employees, and prevent the Company from achieving expected synergies and cost savings. Acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring the Company to recognize further charges. The Company may finance acquisitions with borrowed funds, thereby increasing the Company’s leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

The Company may engage in FDIC-assisted transactions, which could present additional risks to its business. The Company may have additional opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions similar to the Bank’s 2012 FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, the Company is (and would be in future transactions) subject to many of the same risks it would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining client relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes the Company expects. In addition, because these acquisitions are structured in a manner that would not allow the Company the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, the Company may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to capital resources requiring the Company to raise additional capital. Moreover, if the Company seeks to participate in additional FDIC-assisted transactions, the Company can only participate in the bid process if it receives approval of bank regulators. The Company’s inability to overcome these risks could have a material adverse effect on its business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2014, Republic had 32 banking centers located in Kentucky, three banking centers located in Florida, three banking centers in Indiana, two in Tennessee and one banking center in Ohio.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	15,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	2,000	L
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

(continued)

Elizabethtown, 1690 Ring Road	6,000	O

Frankfort, 100 Highway 676	3,000	O/L (2)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

Florida Banking Centers:
9037 U.S. Highway 19, Port Richey	11,000	O
11502 North 56th Street, Temple Terrace	3,000	L
9100 Hudson Avenue, Hudson	4,000	O (3)

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L (2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
2034 Richard Jones Road, Nashville	3,000	L
113 Seaboard Lane, Franklin	2,000	L

Ohio Banking Center:
9683 Kenwood Road, Blue Ash	3,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	64,000	L (1)
125 South Sixth Street, Louisville, KY	1,000	L

(1)         Locations are leased from partnerships in which Steven E. Trager, Chairman and Chief Executive Officer and A. Scott Trager, President, are partners. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 18 “Transactions with Related Parties and Their Affiliates.”

(2)         The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)         Banking center was closed in the first quarter of 2015.

Item 3.  Legal Proceedings.

In the ordinary course of operations, Republic Bancorp, Inc. (“Republic”) and Republic Bank & Trust Company (the “Bank”) are defendants in various legal proceedings. There is no proceeding pending or threatened litigation, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic Bancorp, Inc.’s (“Republic” or the “Company”) Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the respective dividends declared during 2014 and 2013.

2014
	Sales Price (1)		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$24.56	$22.50	0.176	0.160
June 30th	24.51	21.92	0.187	0.170
September 30th	24.26	22.51	0.187	0.170
December 31st	25.48	22.38	0.187	0.170

2013
	Sales Price (1)		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$23.02	$20.57	0.165	0.150
June 30th	24.44	20.71	0.176	0.160
September 30th	28.14	23.22	0.176	0.160
December 31st	27.65	22.77	0.176	0.160

(1) — Sales price based on closing market price.

At February 13, 2015, the Company’s Class A Common Stock was held by 541 shareholders of record and the Class B Common Stock was held by 113 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 15 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2014, the trustee held 256,784 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2014 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	—	—	—
Total	—	$—	—	315,640

During 2014, the Company repurchased 15,000 shares and there were 28,679 shares exchanged for stock option exercises. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2014, the Company had 315,640 shares which could be repurchased under its current share repurchase programs.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2009 and ending December 31, 2014. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2009. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2010	2011	2012	2013	2014

Republic Class A
Common Stock (RBCAA)	$100.00	$118.42	$117.54	$117.19	$130.30	$141.42
NASDAQ Bank Index	100.00	114.15	102.18	119.82	172.34	180.57
S&P 500 Index	100.00	115.06	117.48	134.00	179.67	207.96

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2010 through 2014. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2014	2013	2012	2011	2010

Balance Sheet Data:

Cash and cash equivalents	$72,878	$170,863	$137,691	$362,971	$786,371
Investment securities	481,348	483,537	484,256	674,022	542,694
Mortgage loans held for sale, at fair value	6,388	3,506	10,614	4,392	15,228
Gross loans	3,040,495	2,589,792	2,650,197	2,285,295	2,175,240
Allowance for loan and lease losses	(24,410)	(23,026)	(23,729)	(24,063)	(23,079)
Goodwill	10,168	10,168	10,168	10,168	10,168
Bank owned life insurance	51,415	25,086	—	—	—
Total assets	3,747,013	3,371,904	3,394,399	3,419,991	3,622,703
Non interest-bearing deposits	502,569	488,642	479,046	408,483	325,375
Interest-bearing deposits	1,555,613	1,502,215	1,503,882	1,325,495	1,977,317
Total deposits	2,058,182	1,990,857	1,982,928	1,733,978	2,302,692
Securities sold under agreements to repurchase and other short-term borrowings	356,108	165,555	250,884	230,231	319,246
Federal Home Loan Bank advances	707,500	605,000	542,600	934,630	564,877
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	3,188,282	2,829,111	2,857,697	2,967,624	3,251,327
Total stockholders’ equity	558,731	542,793	536,702	452,367	371,376

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$118,803	$145,970	$187,790	$315,530	$473,137
Investment securities, including FHLB stock	525,748	527,681	640,830	678,804	561,273
Gross loans, including loans held for sale	2,738,304	2,575,146	2,504,150	2,246,259	2,338,990
Allowance for loan and lease losses	(23,067)	(23,287)	(25,226)	(28,817)	(27,755)
Total assets	3,559,617	3,385,345	3,560,739	3,416,921	3,503,886
Non interest-bearing deposits	553,929	513,891	624,053	509,457	421,162
Interest-bearing deposits	1,510,201	1,514,847	1,512,455	1,540,515	1,725,891
Total interest-bearing liabilities	2,432,153	2,305,106	2,351,768	2,418,865	2,671,466
Total stockholders’ equity	557,378	546,880	530,096	439,636	361,357

Income Statement Data - Total Company:

Total interest income	$132,377	$134,568	$183,459	$195,115	$193,473
Total interest expense	19,604	21,393	22,804	30,255	36,661
Net interest income	112,773	113,175	160,655	164,860	156,812
Provision for loan and lease losses	2,859	2,983	15,043	17,966	19,714
Total non interest income	42,519	46,230	163,465	118,555	86,236
Total non interest expenses	108,118	115,924	125,132	121,252	124,901
Income before income tax expense	44,315	40,498	183,945	144,197	98,433
Income tax expense	15,528	15,075	64,606	50,048	33,680
Net income	28,787	25,423	119,339	94,149	64,753

Income Statement Data - Core Banking(1):

Total interest income	$132,014	$134,419	$137,886	$135,522	$141,252
Total interest expense	19,571	21,392	22,655	29,775	35,099
Net interest income	112,443	113,027	115,231	105,747	106,153
Provision for loan and lease losses	3,392	3,828	8,167	6,406	11,571
Total non interest income	24,607	31,471	85,157	30,230	27,326
Total non interest expenses	96,451	99,743	102,825	90,396	92,305
Income before income tax expense	37,207	40,927	89,396	39,175	29,603
Income tax expense	12,875	14,112	30,943	12,368	9,090
Net income	24,332	26,815	58,453	26,807	20,513

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2014	2013	2012	2011	2010

Per Share Data:

Basic average shares outstanding	20,804	20,807	20,959	20,945	20,877
Diluted average shares outstanding	20,899	20,904	21,028	20,993	20,960
End of period shares outstanding:
Class A Common Stock	18,603	18,541	18,694	18,652	18,628
Class B Common Stock	2,245	2,260	2,271	2,300	2,307
Basic earnings per share:
Class A Common Stock	$1.39	$1.23	$5.71	$4.50	$3.11
Class B Common Stock	1.32	1.17	5.55	4.45	3.06
Diluted earnings per share:
Class A Common Stock	$1.38	$1.22	$5.69	$4.49	$3.10
Class B Common Stock	1.32	1.16	5.53	4.44	3.04
Cash dividends declared per share:
Class A Common Stock	$0.737	$0.693	$1.749	$0.605	$0.561
Class B Common Stock	0.670	0.630	1.590	0.550	0.510

Market value per share at December 31,	$24.72	$24.54	$21.13	$22.90	$23.75
Book value per share at December 31,	26.80	26.09	25.60	21.59	17.74
Tangible book value per share at December 31,(2)	26.08	25.35	24.86	20.81	16.88

Performance Ratios:

Return on average assets (ROA)	0.81%	0.75%	3.35%	2.76%	1.85%
Return on average equity (ROE)	5.16%	4.65%	22.51%	21.42%	17.92%
Efficiency ratio(3)	70%	73%	39%	43%	51%
Yield on average interest-earning assets	3.91%	4.14%	5.50%	6.02%	5.74%
Cost of average interest-bearing liabilities	0.81%	0.93%	0.97%	1.25%	1.37%
Cost of deposits(4)	0.19%	0.20%	0.24%	0.43%	0.61%
Net interest spread	3.10%	3.21%	4.53%	4.77%	4.37%
Net interest margin - Total Company	3.33%	3.48%	4.82%	5.09%	4.65%
Net interest margin - Core Banking(1)	3.35%	3.50%	3.63%	3.55%	3.57%

Capital Ratios:

Average stockholders’ equity to average total assets	15.66%	16.15%	14.89%	12.87%	10.31%
Total risk based capital - Total Company	22.17%	26.71%	25.28%	24.74%	22.04%
Tier 1 risk based capital - Total Company	21.28%	25.67%	24.31%	23.59%	20.89%
Tier 1 leverage capital - Total Company	15.92%	16.81%	16.36%	14.77%	12.05%
Dividend payout ratio	53%	56%	31%	13%	18%
Dividend yield	2.98%	2.82%	8.28%	2.64%	2.36%

Other Information:

Period end full time equivalent employees - Total Company	723	736	797	710	744
Number of banking centers	41	45	44	43	43

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2014	2013	2012	2011	2010

Credit Quality Data and Ratios:

Loans on non-accrual status	$23,337	$19,104	$18,506	$23,306	$28,317
Loans past due 90-days-or-more and still on accrual	322	1,974	3,173	—	—
Total non-performing loans	23,659	21,078	21,679	23,306	28,317
Other real estate owned	11,243	17,102	26,203	10,956	11,969
Total non-performing assets	$34,902	$38,180	$47,882	$34,262	$40,286
Total delinquent loans	$15,851	$16,223	$20,844	$24,433	$26,927

Non-performing loans to total loans	0.78%	0.81%	0.82%	1.02%	1.30%
Non-performing assets to total loans (including OREO)	1.14%	1.46%	1.79%	1.49%	1.84%
Non-performing assets to total assets	0.93%	1.13%	1.41%	1.00%	1.11%
Allowance for loan and lease losses to total loans	0.80%	0.89%	0.90%	1.05%	1.06%
Allowance for loan and lease losses to non-performing loans	103%	109%	109%	103%	82%
Delinquent loans to total loans(5)	0.52%	0.63%	0.79%	1.07%	1.24%
Net loan charge offs to average loans - Total Company	0.05%	0.14%	0.61%	0.76%	0.83%
Net loan charge offs to average loans - Core Banking(1)	0.08%	0.18%	0.34%	0.24%	0.51%

(1)         See Footnote 22 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments which constitute the Company’s Core Banking operations.

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

December 31, (in thousands, except per share data)	2014	2013	2012	2011	2010
Total stockholders’ equity (a)	$558,731	$542,793	$536,702	$452,367	$371,376
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	—	—	510	58	117
Less: Mortgage servicing rights	4,813	5,409	4,777	6,087	7,800
Tangible stockholders’ equity (c)	$543,750	$527,216	$521,247	$436,054	$353,291

Total assets (b)	$3,747,013	$3,371,904	$3,394,399	$3,419,991	$3,622,703
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	—	—	510	58	117
Less: Mortgage servicing rights	4,813	5,409	4,777	6,087	7,800
Tangible assets (d)	$3,732,032	$3,356,327	$3,378,944	$3,403,678	$3,604,618

Total stockholders’ equity to total assets (a/b)	14.91%	16.10%	15.81%	13.23%	10.25%
Tangible stockholders’ equity to tangible assets (c/d)	14.57%	15.71%	15.43%	12.81%	9.80%

Number of shares outstanding (e)	20,848	20,801	20,965	20,952	20,935

Book value per share (a/e)	$26.80	$26.09	$25.60	$21.59	$17.74
Tangible book value per share (c/e)	26.08	25.35	24.86	20.81	16.88

(continued)

Item 6.  Selected Financial Data. (continued)

(3)         The efficiency ratio equals total non interest expense divided by the sum of net interest income and non interest income. The ratio excludes net gain (loss) on sales, calls and impairment of investment securities, if applicable.

(4)         The cost of deposits ratio equals total interest expense on deposits divided by total average interest-bearing deposits plus total average non interest-bearing deposits.

(5)         The delinquent loans to total loans ratio equals loans 30-days-or-more past due loans divided by total loans.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a financial holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution.

The Captive, which was formed during the third quarter of 2014, is a wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as five other third-party insurance captives for which insurance may not be available or economically feasible.

Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; personal and corporate clients’ bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or  cyber security attacks involving either the Company or one of the Company’s third party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors.”

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

•                  further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions for loan and lease losses (“Provision”);

•                  future credit quality, credit losses and the overall adequacy of the Allowance for Loan and Lease Losses (“Allowance”);

•                  potential impairment charges or write-downs of other real estate owned (“OREO”);

•                  future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);

•                  the future impact of Company strategies to mitigate interest rate risk;

•                  future long-term interest rates and their impact on the demand for Mortgage Banking products, Warehouse lines of credit and Correspondent Lending products;

•                  the future value of mortgage servicing rights (“MSRs”);

•                  the future financial performance of Tax Refund Solutions (“TRS”), a division of the Republic Processing Group (“RPG”) segment;

•                  future Refund Transfer (“RT”) volume for TRS;

•                  the future net revenue associated with RTs at TRS;

•                  the future financial performance of Republic Payment Solutions (“RPS”), a division of RPG;

•                  the future financial performance of Republic Credit Solutions (“RCS”), a division of RPG;

•                  the potential impairment of investment securities;

•                  the growth in the Bank’s loan portfolio, in general;

•                  the growth in the Bank’s Warehouse Lending portfolio;

•                  the growth in single family residential, first lien real estate loans originated through the Bank’s Correspondent Lending delivery channel;

•                  the volatility of the Bank’s Warehouse Lending portfolio outstanding balances;

•                  the impact on the Bank’s Allowance and Provision, as well as the impact of future legal risks associated with the Bank’s expected growth in its single family, residential real estate loan portfolio that are non-Qualified Mortgages (“QM”);

•                  the Bank’s ability to maintain and/or grow deposits;

•                  the concentrations and volatility of the Bank’s securities sold under agreements to repurchase;

•                  the future redemption or repricing option available in 2015 for the Company’s Trust Preferred Securities (“TPS”);

•                  the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to future business acquisitions;

•                  future accretion of discounts on loans acquired in the Bank’s 2012 FDIC-assisted acquisitions and the effect of such accretion on the Bank’s net interest income and net interest margin;

•                  future amortization of premiums on loans acquired through the Bank’s Correspondent Lending channel and the effect of such amortization on the Bank’s net interest income and net interest margin;

•                  the extent to which regulations written and implemented by the Consumer Financial Protection Bureau (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services, may limit or prohibit the operation of the Company’s business;

•                  financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including but not limited to, Basel III capital reforms; the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), interchange fees, credit cards, and other bank services;

•                  the impact of new accounting pronouncements;

•                  legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;

•                  future capital expenditures; and

•                  the strength of the U.S. economy in general and the strength of the local and regional economies in which the Company conducts operations.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “potential,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made.

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

Republic believes its critical accounting policies and estimates relate to:

•                  Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses

•                  Acquisition Accounting

•                  Goodwill and Other Intangible Assets

•                  Mortgage Servicing Rights

•                  Income Tax Accounting

•                  Investment Securities

•                  Other Real Estate Owned

Allowance for Loan and Leases Losses and Provision for Loan and Lease Losses — The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component is based on historical loss experience adjusted for qualitative factors.

A non “purchase credit impaired” (“PCI”) loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A PCI loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Loans that meet the following classifications are considered impaired:

•                        Internally rated “Substandard,” “Doubtful” or “Loss;”

•                        Internally rated PCI with cash flows that have deteriorated from management’s initial acquisition day estimate;

•                        On non-accrual status and non-PCI rated and past due 90 days-or-more and still on accrual;

•                        Retail and commercial TDRs; and

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

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related credits exhibiting an increased risk of loss are typically obtained within one year of the previous appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, in order to take account of periods of economic growth and economic downturn, management currently uses the highest of the rolling eight, twelve, sixteen or twenty quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

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

•                  Changes in the volume and severity of past due, non-performing and classified loans;

•                  Changes in the value of underlying collateral for collateral-dependent loans;

•                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of portfolios, including the condition of various market segments;

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

For Core Banking operations, the Bank performs two calculations at year end in order to confirm the reasonableness of its Allowance. In the first calculation, the Bank compares the beginning Allowance to the net charge-offs for the most recent calendar year. The ratio of net charge-offs to the beginning Allowance indicates how adequately the Allowance accommodated subsequent charge-offs. Higher ratios suggest the beginning of year Allowance may not have been large enough to absorb impending charge-offs, while inordinately low ratios might indicate a bank was accumulating excessive allowances. The Bank’s net charge-off ratio to the beginning Allowance was 9% at December 31, 2014, compared to 19% for December 31, 2013. The Bank’s five year annual average for this ratio was 27% as of December 31, 2014. Management believes the Bank’s net charge-off ratio to beginning Allowance was within a reasonable range at December 31, 2014 and 2013.

For the second calculation, the Bank assesses the Allowance exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning of year Allowance in the form of actual charge-offs. The Bank believes an exhaustion rate that indicates a reasonable Allowance is in a range of two to four years. The Bank’s allowance exhaustion rate at December 31, 2014 and 2013 was 4.0 years and 3.0 years compared to the five year annual average of 3.0 years as of December 31, 2014. Management believes the Bank’s Allowance exhaustion rate was within a reasonable range at December 31, 2014 and 2013.

Based on management’s calculation, an Allowance of $24 million, or 0.80%, of total loans and leases was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2014 compared to $23 million, or 0.89%, at December 31, 2013. This estimate resulted in Core Banking Provision of $3.4 million during 2014 compared to $3.8 million in 2013. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Allowance and the resulting effect on the income statement could be material.

Acquisition Accounting — The Bank accounts for its acquisitions in accordance with the acquisition method as outlined in Account Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

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

•                  ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value PCI loans. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan, or fair value, represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

In determining the day-one fair values of PCI loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received.  For the Company’s 2012 FDIC-assisted acquisitions, the Bank elected to account for PCI loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category, whose credit risk is considered by management equivalent to a non-PCI Special Mention loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

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

PCI loans are placed on non-accrual if management cannot reasonably estimate future cash flows on such loans.

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

Based on its assessment, the Company believes its goodwill of $10 million was not impaired and is properly recorded in the consolidated financial statements as of December 31, 2014 and 2013.

Other intangible assets consist of core deposit and acquired client relationship intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which can range from two to ten years. During 2013, the Company amortized all $510,000 in other intangible assets held as of December 31, 2012, with no such assets recorded as of December 31, 2014 and 2013.

Mortgage Servicing Rights — MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, that the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income on the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at both December 31, 2014 and 2013 was $5 million.

The carrying value of the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced, which is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs would generally be expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs would generally be expected to increase as prepayments on the underlying loans would be anticipated to decline. Management utilizes an independent third party on a quarterly basis to assist with the fair value estimate of the MSRs. Based on the estimated fair value at December 31, 2014, management believes there was no impairment in the MSR portfolio as of year-end 2014.

Income Tax Accounting — Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2014 and 2013.

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

•  An analysis of whether it is more-likely-than-not that the Bank will be required to sell the debt security before its anticipated recovery;

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

The Bank held one impaired security at December 31, 2014 and 2013 with a total carrying value of $5 million.

Other Real Estate Owned (“OREO”) — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions (“BPO”s). Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s Credit Administration Department (“CAD”) reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g. residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

The Bank’s total OREO recorded was $11 million and $17 million at December 31, 2014 and 2013.

OVERVIEW

Net income for 2014 was $28.8 million, representing an increase of $3.4 million, or 13%, compared to 2013. Diluted earnings per Class A Common Share increased 13% to $1.38 for 2014 compared to $1.22 for 2013.

The following table summarizes Republic’s financial performance for the years ended December 31, 2014, 2013 and 2012.

Table 1 — Summary

Year Ended December 31, (in thousands, except per share data)	2014	2013	2012

Net income	$28,787	$25,423	$119,339
Diluted earnings per Class A Common Stock	$1.38	$1.22	$5.69
Return on average assets	0.81%	0.75%	3.35%
Return on average equity	5.16%	4.65%	22.51%

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by business segment for the year ended December 31, 2014 consisted of the following:

Traditional Banking segment

•                  Net income remained at $21.3 million for 2014 compared to 2013.

•                  Net interest income decreased $2.1 million, or 2%, for 2014 to $104.8 million. The Traditional Banking segment net interest margin decreased 15 basis points for 2014 to 3.32%.

•                  Provision expense was $3.0 million for 2014 compared to $3.9 million for 2013.

•                  Total non interest income decreased $2.6 million, or 11%, for 2014 compared to 2013.

•                  Total non interest expense decreased $4.0 million, or 4%, during 2014 compared to 2013.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.87% at December 31, 2014, compared to 0.86% at December 31, 2013.

•                  Delinquent loans to total loans for the Traditional Banking segment was 0.58% at December 31, 2014, compared to 0.67% at December 31, 2013.

•                  Gross Traditional Bank loans increased by $279 million, or 11%, from December 31, 2013 to December 31, 2014. Growth during 2014 was primarily driven by the Traditional Bank’s Correspondent Lending channel, which acquired $230 million in gross loans since initiation in April 2014.

•                  Traditional Bank deposits grew by $59 million, or 3%, from December 31, 2013 to December 31, 2014.

•                  Securities sold under agreements to repurchase increased $191 million, or 115%, from December 31, 2013 to December 31, 2014, with 57% of this growth concentrated in one client relationship.

Warehouse Lending segment

•                  Net income increased $735,000, or 28%, for 2014 compared to 2013.

•                  Net interest income increased $1.8 million, or 31%, for 2014 to $7.4 million. The Warehouse Lending (“Warehouse”) segment net interest margin decreased 51 basis points during 2014 to 3.77%.

•                  Provision expense was $350,000 for 2014 compared to a net credit of $92,000 for 2013.

•                  Outstanding balances for Warehouse lines of credit increased by $170 million, or 114%, from December 31, 2013 to December 31, 2014.

•                  There were no non-performing loans or delinquent loans associated with the Warehouse segment at both December 31, 2014 and 2013.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income decreased $4.4 million, or 61%, during 2014 compared to 2013.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $82 million during 2014 compared to $305 million during 2013.  The prior year significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products. This negative impact on demand continued through the remainder of 2013 and throughout 2014.

Republic Processing Group segment

•                  Net income for RPG was $4.5 million during 2014 compared to a net loss of $1.4 million during 2013.

•                  The total dollar volume of tax refunds processed during the 2014 tax season increased $3 billion, or 74%, from the 2013 tax season due primarily to a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic resulting from new contracts between the Company and third party tax preparation companies.

•                  While the Bank permanently discontinued the offering of its Refund Anticipation Loan (“RAL”) product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. RPG recorded a net credit to the Provision of $533,000 for 2014, compared to a $845,000 credit for 2013.

•                  Non interest income was $17.9 million for 2014 compared to $14.8 million for 2013.

•                  Net RT revenue increased $2.2 million, or 16%, during 2014 compared to 2013.

•                  Non interest expenses were $11.7 million for 2014 compared to $16.2 million for 2013. TRS experienced a $3.0 million decrease in legal fees for 2014, as the Company incurred substantial legal expenses in the prior year related to contract disputes with its previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

•                  The Bank resolved its contract dispute with Liberty Tax Service (“Liberty”) during January 2014.  With the matter resolved, the Bank entered into a new two-year agreement with Liberty in which TRS began processing refunds for Liberty clients in January 2015.  Beginning with the first quarter 2015 tax season, the contract is expected to increase RPG’s annual net revenue for the two-year term of the contract by an average of approximately 12% over its 2014 net annual revenue level. Additional overhead expenses with the new contract are expected to be nominal.

General highlights by business segment for the year ended December 31, 2013 consisted of the following:

Traditional Banking segment

•                  Net income decreased $32.2 million for 2013 compared to 2012. The decrease was driven by $55.4 million in pre-tax bargain purchase gains recorded in 2012 related to FDIC-assisted transactions.

•                  Net interest income decreased $3.5 million, or 3%, for 2013 to $106.9 million. The Traditional Banking segment net interest margin decreased 15 basis points for 2013 to 3.47%.

•                  Provision for loan losses was $3.9 million for 2013 compared to $7.7 million for 2012.

•                  Total non interest income decreased $52.5 million for 2013 compared to 2012 primarily due to the pre-tax bargain purchase gains mentioned above.

•                  Total non interest expense decreased $2.9 million, or 3%, during 2013 compared to 2012.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.86% at December 31, 2013, compared to 0.89% at December 31, 2012.

•                  Total delinquent loans to total loans for the Traditional Banking segment was 0.67% at December 31, 2013, compared to 0.86% at December 31, 2012.

•                  Gross Traditional Bank loans declined by $5 million during 2013.

•                  Traditional Bank deposits grew by $7 million, or less than 1% during 2013.

Warehouse Lending segment

•                  Net income increased $941,000, or 55%, for 2013 compared to 2012.

•                  Net interest income increased $1.2 million, or 28%, for 2013 to $5.7 million. The Warehouse segment net interest margin increased nine basis points during 2013 to 4.28%.

•                  Provision expense was a net credit of $92,000 for 2013 compared to a net charge of $437,000 for 2012.

•                  Outstanding Warehouse lines of credit were $150 million at December 31, 2013 compared to $217 million at December 31, 2012.

•                  There were no non-performing loans or delinquent loans associated with the Warehouse segment at both December 31, 2013 and 2012.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income decreased $1.2 million, or 14%, during 2013 compared to 2012.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $305 million during 2013 compared to $256 million during 2012, with the majority of the 2013 application volume occurring during the first half of 2013.  While the Bank benefitted from a $0 closing cost promotion initiated at the beginning of 2013 and favorable long-term rates for the first five months of 2013, significant increases in these rates beginning in May 2013 negatively impacted new loan application volume through the remainder of 2013.

Republic Processing Group segment

•                  RPG incurred a net loss of $1.4 million in 2013 compared to $60.9 million in net income in 2012.

•                  The total dollar volume of tax refunds processed during 2013 decreased $7.0 billion, or 66%, from 2012.

•                  With the Bank’s resolution of its differences with the FDIC through a Stipulation Agreement and Consent Order (collectively, the “Agreement”), the Bank discontinued RALs effective April 30, 2012. Total RAL dollar volume was $796 million during the 2012 tax season. Total interest income on the RAL product was $45.2 million during the 2012 tax season.

•                  RPG recorded a credit to its Provision of $845,000 for 2013, compared to a $6.9 million net charge for 2012.

•                  RPG posted non interest income of $14.8 million for 2013 compared to $78.5 million for 2012.

•                  Liberty Tax Service (“Liberty”) and Jackson Hewitt Inc. (“JHI”) unilaterally terminated their contracts with RPG’s TRS division during the third quarter of 2012 and as a result, Republic processed no business during 2013 from either of these tax providers. On a combined basis, these contracts represented approximately 53% of the Company’s 2012 RT volume.

•                  The TRS division recorded $3.0 million in non interest expenses during 2013 in connection with its contractual disputes with Liberty and JHI and its unsuccessful attempt to acquire H&R Block Bank.

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

Discussion of 2014 vs. 2013

Total Company net interest income decreased $402,000, or less than 1%, in 2014 compared to 2013. The total Company net interest margin decreased from 3.48% during 2013 to 3.33% in 2014.  The primary driver of the decrease in total Company net interest income and net interest margin was a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs. Partially offsetting the contraction in the Company’s net interest income was growth in the Company’s average loans over the past 12 months, which increased $163 million, or 6%, over this time period.

During 2014 and 2013, the significant majority of net interest income for the total Company was attributable to the Traditional Banking and Warehouse segments. The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $2.1 million, or 2%, in 2014 compared to 2013. The Traditional Banking net interest margin decreased 15 basis points from 2013 to 3.32%. The decrease in the Traditional Bank’s net interest income and net interest margin during 2014 was primarily attributable to the following factors:

•                  The Traditional Banking segment continued to experience downward repricing in its loans and investment portfolios during 2014 resulting from ongoing paydowns and early payoffs of higher interest-earning assets, with new originations and purchases being made into lower yielding assets. As a result, the yield in both the loan and investment portfolios declined in 2014 when compared to 2013.

•                  Traditional Bank loans experienced yield compression of 35 basis points from 2013 to 2014.  Average loans outstanding were $2.42 billion with a weighted average yield of 4.90% during 2013 compared to $2.53 billion with a weighted average yield of 4.55% during 2014. The overall effect of these changes in rate and volume was a decrease of $3.3 million in interest income. Volume during 2014 was driven significantly by the Bank’s Correspondent Lending origination channel, which was initiated in May 2014 and originated $230 million in gross loans during the year.

•                  Traditional Bank taxable investment securities experienced yield compression of 11 basis points from 2013 compared to 2014. Average taxable investment securities outstanding were $528 million with a weighted average yield of 1.76% during 2013 compared to $525 million with a weighted average yield of 1.65% during 2014.  The overall effect of these changes in rate and volume was a decrease of $639,000 in interest income from 2013 to 2014.

•                  Average FHLB advances decreased $6 million from 2013 to 2014.  Average FHLB advances were $579 million during 2013 with a weighted average cost of 2.54%, compared to average advances of $585 million with a weighted average cost of 2.24% for 2014.  Almost exclusively due to the reduction in rate, interest expense on FHLB advances decreased $1.6 million during 2014 compared to 2013.

•                  Net interest income continued to benefit from discount accretion on loans acquired from the Bank’s 2012 FDIC-assisted transactions. Altogether, this discount accretion totaled $6.3 million for 2013 compared to $5.2 million for 2014, adding 20 and 16 basis points, respectively, to the net interest margin for these periods. Management projects accretion of loan discounts related to the 2012 FDIC-assisted acquisitions to be approximately $1.5 million for 2015.  Similar to prior periods, the accretion estimate for 2015 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

The downward repricing of interest-earning assets is expected to continue to cause compression in Republic’s net interest income and net interest margin in the near future. Because the Federal Funds Transfer Rate (“FFTR”), the index which many of the Bank’s short-term deposit rates track, has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Market Committee of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest-bearing margin caused by its repricing loans and investments.

In addition to the margin compression challenges noted above, the Bank has employed certain strategies over the past two years to improve its net interest income.  These strategies have expectedly had a negative impact on the Bank’s interest rate risk position in a rising rate environment.  Management’s future strategies to improve its net interest income will likely continue to be impacted by the Bank’s overall interest rate risk position at that time.

The Bank is unable to precisely determine its net interest income and net interest margin in the future because several factors remain unknown, including, but not limited to, the future demand for the Bank’s financial products and its overall future liquidity needs, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2014” under “Financial Condition.”

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.8 million, or 31%, in 2014 compared to 2013, despite a decline in net interest margin of 51 basis points from 2013 to 3.77%. The increase in net interest income was primarily attributable to growth in commitments and increased usage.  Warehouse line commitments increased $170 million during 2014 and average line usage increased to 47% in 2014 compared to 40% in 2013.

Average outstanding Warehouse lines of credit during 2014 increased $65 million compared to 2013.  Average outstanding warehouse lines were $197 million during 2014 with a weighted average yield of 4.00%, compared to average outstanding lines of $132 million with a weighted average yield of 4.50% for 2013.  As a result, interest income on warehouse lines of credit increased $1.9 million, or 32%, during 2014 compared to 2013.

Discussion of 2013 vs. 2012

Total Company net interest income decreased $47.5 million, or 30%, for 2013 compared to 2012. The total Company net interest margin decreased 134 basis points to 3.48% for 2013. During 2013, the majority of net interest income for the total Company was attributable to the Traditional Banking and Warehouse segments, with the elimination of RPG segment’s RAL product during 2012 significantly reducing RPG’s 2013 net interest income contribution. The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $3.5 million, or 3%, for 2013 compared to 2012. The Traditional Banking net interest margin was 3.47% for 2013, a decrease of 15 basis points from 2012. The decrease in the Traditional Bank’s net interest income and net interest margin during 2013 was primarily attributable to the following factors:

•                  The Traditional Banking segment experienced downward repricing in its loan and investment portfolios during 2013 resulting from ongoing paydowns and early payoffs within its loan and investment portfolios. As a result, the yield in both the loan and investment portfolios of the Bank declined from 2012 to 2013.

•                  Traditional Bank loans experienced yield compression of 18 basis points from 2012 to 2013. Average loans outstanding were $2.38 billion with a weighted average yield of 5.08% during 2012 compared to $2.42 billion with a weighted average yield of 4.90% during 2013.

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

•                  The Bank accreted $6.3 million into interest income during 2013 from discounts related to its loan portfolios acquired during its 2012-FDIC assisted transactions, as compared to $1.2 million in 2012.

To combat the continued downward repricing in the Bank’s loan and investment portfolios during 2013, a primary strategy for the Bank included the origination of loans with longer repricing durations than the Bank traditionally originated and retained within its portfolio. During 2013 the Bank originated and retained within its loan portfolio $230 million of fixed rate loans with maturities of 10 to 15 years and hedged a portion of these long-term assets with $70 million in FHLB advances at a weighted average rate of 1.61% and a weighted average life of approximately seven years.

The 2013 strategy of extending the repricing duration of the Bank’s loans to mitigate the negative repricing trends within its interest-earning assets negatively affected the Bank’s ability to maintain its interest rate risk position within its Board-approved policy limits for its EVE calculation. The EVE represents the difference between the net present value of the Bank’s interest-earning assets and interest-bearing liabilities at a point in time. While the Bank’s primary interest rate risk management tool is its earnings simulation model, as presented in the section titled “Asset/Liability Management and Market Risk”, the Board has also established policy limits for acceptable changes in the Bank’s EVE based on certain projected changes in market interest rates.

The Bank exceeded the Board’s approved policy limits during the fourth quarter of 2013 related to changes in its EVE for certain assumed changes in market interest rates. To bring its EVE within Board-approved policy limits during 2013, the Bank borrowed $20 million of long-term FHLB advances with a weighted average life of five years and a weighted average cost of 1.76%.  Also, during the fourth quarter of 2013, the Bank executed two long-term interest rate swaps with notional amounts of $20 million to hedge its cash flows associated with certain immediately repricing liabilities.  While these transactions did help improve the Bank’s EVE interest rate risk position in a rising interest rate environment, they did negatively impact the Bank’s current earnings.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.2 million, or 28%, in 2013 compared to 2012. The Warehouse Lending net interest margin increased nine basis points from 2013 to 4.28%. The increase in the Warehouse Lending segment’s net interest income and net interest margin during 2013 was primarily attributable to an increase in the average outstanding balance, which was partially offset by a decline in average line usage and lower overall demand for warehouse lines of credit.

Average Warehouse lines of credit increased $32 million from 2012 to 2013. Average outstanding Warehouse lines were $100 million during 2012 with a weighted average yield of 4.43%, as compared to average loans outstanding of $132 million during 2013 with a weighted average yield of 4.50%.  As a result, interest income on Warehouse lines of credit increased $1.5 million during 2013 compared to 2012.

Republic Processing Group segment

Net interest income within the RPG segment decreased $45.3 million for 2013 compared to 2012. The decrease in net interest income at RPG was the result of the Company’s discontinuation of the RAL product effective April 30, 2012.

Table 2 provides detailed Total Company average balances, interest income/expense and rates by each major balance sheet category for the years ended December 31, 2014, 2013 and 2012. Table 3 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates for Years Ended December 31,

	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$525,748	$8,673	1.65%	$527,681	$9,312	1.76%	$640,830	$12,446	1.94%
Federal funds sold and other interest-earning deposits	118,803	344	0.29%	145,970	413	0.28%	187,790	471	0.25%
Refund Anticipation Loan fees(2)(3)	—	—	0.00%	—	—	0.00%	24,182	45,227	187.03%
All other loans and fees(2)(4)	2,738,304	123,360	4.50%	2,575,146	124,843	4.85%	2,479,968	125,315	5.05%

Total interest-earning assets	3,382,855	132,377	3.91%	3,248,797	134,568	4.14%	3,332,770	183,459	5.50%

Allowance for loan and lease losses	(23,067)			(23,287)			(25,226)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	75,837			77,322			164,071
Premises and equipment, net	33,296			33,165			33,672
Bank owned life insurance	44,545			3,179			—
Other assets(1)	46,151			46,169			55,452
Total assets	$3,559,617			$3,385,345			$3,560,739

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$750,693	$488	0.07%	$696,295	$484	0.07%	$614,118	$397	0.06%
Money market accounts	477,129	761	0.16%	508,288	631	0.12%	478,682	737	0.15%
Time deposits	174,904	1,142	0.65%	187,076	1,365	0.73%	253,567	2,190	0.86%
Brokered money market and brokered certificates of deposit	107,475	1,514	1.41%	123,188	1,613	1.31%	166,088	1,750	1.05%

Total interest-bearing deposits	1,510,201	3,905	0.26%	1,514,847	4,093	0.27%	1,512,455	5,074	0.34%

Securities sold under agreements to repurchase and other short-term borrowings	296,196	112	0.04%	170,386	70	0.04%	237,414	375	0.16%
Federal Home Loan Bank advances	584,516	13,072	2.24%	578,633	14,715	2.54%	560,659	14,833	2.65%
Subordinated note	41,240	2,515	6.10%	41,240	2,515	6.10%	41,240	2,522	6.12%

Total interest-bearing liabilities	2,432,153	19,604	0.81%	2,305,106	21,393	0.93%	2,351,768	22,804	0.97%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	553,929			513,891			624,053
Other liabilities	16,157			19,468			54,822
Stockholders’ equity	557,378			546,880			530,096
Total liabilities and stock-holders’ equity	$3,559,617			$3,385,345			$3,560,739

Net interest income		$112,773			$113,175			$160,655

Net interest spread			3.10%			3.21%			4.53%

Net interest margin			3.33%			3.48%			4.82%

Table 2 — Total Company Average Balance Sheets and Interest Rates for Years Ended December 31, (continued)

(1)         For purpose of this calculation, the market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The amount of loan fee income included in total interest income was $9.4 million, $10.9 million and $50.8 million for 2014, 2013 and 2012.

(3)         The Refund Anticipation Loan product was discontinued effective April 30, 2012.

(4)         Average balances for loans include the principal balance of non-accrual loans and loans held for sale and are inclusive of all premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

		Year Ended December 31, 2014			Year Ended December 31, 2013
		Compared to			Compared to
		Year Ended December 31, 2013			Year Ended December 31, 2012
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(639)	$(34)	$(605)	$(3,134)	$(2,066)	$(1,068)
Federal funds sold and other interest-earning deposits	(69)	(79)	10	(58)	(113)	55
Refund Anticipation Loan fees	—	—	—	(45,227)	(45,227)	—
All other loans and fees	(1,483)	7,645	(9,128)	(472)	4,714	(5,186)

Net change in interest income	(2,191)	7,532	(9,723)	(48,891)	(42,692)	(6,199)

Interest expense:

Transaction accounts	4	37	(33)	87	56	31
Money market accounts	130	(41)	171	(106)	44	(150)
Time deposits	(223)	(86)	(137)	(825)	(518)	(307)
Brokered money market and brokered certificates of deposit	(99)	(216)	117	(137)	(509)	372
Securities sold under agreements to repurchase and other short-term borrowings	42	48	(6)	(305)	(84)	(221)
Federal Home Loan Bank advances	(1,643)	149	(1,792)	(118)	468	(586)
Subordinated note	—	—	—	(7)	—	(7)

Net change in interest expense	(1,789)	(109)	(1,680)	(1,411)	(543)	(868)

Net change in net interest income	$(402)	$7,641	$(8,043)	$(47,480)	$(42,149)	$(5,331)

Provision for Loan and Lease Losses

Discussion of 2014 vs. 2013

The Company recorded total Provision of $2.9 million for 2014 compared to $3.0 million during 2013. The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision was $3.0 million for 2014, an $878,000 improvement from the $3.9 million Provision recorded during 2013.  The improvement in the Provision from 2013 to 2014 was primarily due to the following:

•                  The Traditional Bank posted a net decrease of $726,000 to the Provision during 2014 associated with PCI loans compared to a net increase of $1.3 million for 2013. Increases in the Provision during 2013 generally reflected projected probable shortfalls in cash flows below initial acquisition day estimates for these loans.  The net credit to the Provision during 2014 generally reflects reversals of charges made in prior periods due to positive loan workouts.  The change associated with the Bank’s PCI loans, represented a positive swing to pre-tax earnings related to the Provision of approximately $2.0 million for 2014 as compared to 2013.

•                  The Traditional Bank posted a net decrease of $671,000 in the Provision associated with loans rated Special Mention during 2014 compared to a net increase in the Provision of $648,000 during 2013.  The decrease in Provision during 2014 was primarily driven by payoffs and paydowns of existing retail TDRs and a reduction in the number of newly modified retail TDRs made by the Bank.  The increase in the Provision during 2013 relates to an increase in the number of loans newly modified as TDRs. The change associated with the Bank’s Special Mention credits, represented a positive swing to pre-tax earnings related to the Provision of approximately $1.3 million for 2014 as compared to 2013.

•                  The Traditional Bank posted a net increase of $948,000 in Provision associated with loans individually evaluated and rated Substandard for 2014 compared to a net decrease of $476,000 for 2013.  During 2014 and 2013, the Bank had no significant impairment charges for individually evaluated Substandard relationships. The change associated with the Bank’s Substandard rated credits, represented a negative swing to pre-tax earnings related to the Provision of approximately $1.4 million for 2014 as compared to 2013.

•                  The Traditional Bank posted net increases of $948,000 and $382,000 to the Provision during 2014 and 2013 associated with small-dollar, primarily retail, nonaccrual loans. Provisions for these loans during the periods were partially driven by an increase in the portfolio balance and partially by the Bank’s updated migration analysis. The change associated with the Bank’s small-dollar, primarily retail, nonaccrual loans, represented a negative swing to pre-tax earnings related to the Provision of approximately $566,000 for 2014 as compared to 2013.

•                  The Traditional Bank posted a net increase of $2.6 million in allocations associated with Pass rated and non rated loans during 2014 compared to a net increase of $2.1 million for 2013.  The change during 2014 was primarily driven by increases in residential real estate loans originated through the Bank’s correspondent lending channel. The change in allocations during 2013 was generally associated with increases in CRE loans driven by the Bank’s 2013 CRE promotional products.  The change associated with the Bank’s Pass rated and non rated loans, represented a negative swing in pre-tax earnings related to the Provision of approximately $479,000 for 2014 as compared to 2013.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.87% at December 31, 2014 compared to 0.93% at December 31, 2013.  The Company believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2014.

See the sections titled “Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, non-performing, impaired and TDR loans.

Warehouse Lending segment

The Warehouse Provision was $350,000 for 2014, a $442,000 increase from a net credit of $92,000 recorded during 2013.  The increased Provision from 2013 to 2014 was due to a $170 million increase in the Warehouse portfolio during 2014. The Warehouse segment has incurred no loan losses in its approximate four year history, with all loan loss reserves currently applied to the portfolio being qualitative in nature.

As a percentage of total loans, the Warehouse Allowance decreased to 0.25% at December 31, 2014 compared to 0.30% at December 31, 2013.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at December 31, 2014.

Republic Processing Group segment

As previously reported, the Company ceased offering the RAL product effective April 30, 2012.  During 2014 and 2013, the Bank recorded recoveries of $582,000 and $845,000 to the Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded a charge of $49,000 to the Provision during 2014 associated with growth in short-term consumer loans originated by the RCS division. Because RCS loans first began piloting loans in September 2013, no such expense was recorded 2013.

Discussion of 2013 vs. 2012

The Company recorded total Provision of $3.0 million for 2013 compared to $15.0 million during 2012. The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during 2013 was $3.9 million, a $3.8 million, or 49%, decline from the $7.7 million recorded during 2012. The significant components comprising the Traditional Bank’s decreased Provision were as follows:

•                  The Bank recorded a Provision related to its PCI loans of $1.3 million during 2013. These provisions reflected probable shortfalls in cash flows below initial day-one estimates for these loans. Analogous provisions during 2012 were significantly lower, as the First Commercial Bank (“FCB”) acquisition was still within its initial day-one measurement period at December 31, 2013, and the Tennessee Commerce Bank (“TCB”) acquisition was only three months out of its initial day-one measurement period.

•      The Bank recorded a net increase to the Provision of $930,000 in 2013 associated with residential mortgage TDRs compared to $2.0 million for 2012, as the Company successfully refinanced retail borrowers displaying weaknesses in their ability to make payments under their previous contractual loan terms. Provisions were primarily calculated utilizing discounted cash flow analyses.

•                  Approximately $4.4 million of the Provision for 2012 was attributable to the Bank’s individually evaluated Substandard classified loan portfolios. The Bank significantly increased allocations for relationships that were either downgraded to Substandard or displayed further signs of credit deterioration during the year. A net recovery to the provision of $476,000 was made for individually evaluated Substandard classified loans in 2013 due to favorable reevaluations and workouts of Substandard classified loans.

•                  The Bank recorded a Provision of approximately $2.1 million during 2013 compared to $803,000 for 2012 attributable to increases in the Bank’s general loan loss reserves for its Pass rated and non rated credits, excluding its 2012 acquired loans. These provisions were generally due to growth in the loan portfolios combined with movements in historical loss percentages and qualitative factors.

Warehouse Lending segment

The Warehouse Provision was a net credit of $92,000 for 2013, a $529,000 improvement from a net Provision expense of $437,000 recorded during 2012.  The decreased Provision from 2012 to 2013 was primarily due to a $67 million decrease in the Warehouse portfolio during 2013.

As a percentage of total loans, the Warehouse Allowance increased to 0.30% at December 31, 2013 compared to 0.25% at December 31, 2012.

Republic Processing Group segment

The Company ceased offering the RAL product effective April 30, 2012. As a result, RPG experienced no RAL losses during 2013. During 2013, the Company recorded a credit of $845,000 to provision expense for recoveries of prior period RAL losses. During the 2012, the Company recorded a net provision of $6.9 million for probable RAL losses.

Non Interest Income

Table 4 — Analysis of Non interest income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2014	2013	2012	2014/2013	2013/2012

Service charges on deposit accounts	$13,807	$13,954	$13,496	-1%	3%
Net refund transfer fees	16,130	13,884	78,304	16%	-82%
Mortgage banking income	2,862	7,258	8,447	-61%	-14%
Interchange fee income	7,017	6,927	6,327	1%	9%
Bargain purchase gain - Tennessee Commerce Bank	—	—	27,614	0%	-100%
Bargain purchase gain - First Commercial Bank	—	1,324	27,824	-100%	-95%
Gain on sale of securities available for sale	—	—	56	0%	-100%
Net gain (loss) on other real estate owned	(2,218)	346	(1,303)	-741%	-127%
Increase in cash surrender value of BOLI	1,329	86	—	1445%	100%
Other	3,592	2,451	2,700	47%	-9%
Total non interest income	$42,519	$46,230	$163,465	-8%	-72%

Discussion of 2014 vs. 2013

Total Company non interest income decreased $3.7 million, or 8%, for 2014 compared to 2013. The most significant components comprising the total Company decrease in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income decreased $2.6 million, or 11%, during 2014 compared to 2013.

Service charges on deposit accounts decreased $153,000, or 1%, for 2014 to $13.8 million.  The lack of growth in service charges on deposits reflects a generally flat to downward trend for the Bank over the past several years due primarily to on-going regulatory changes that have negatively impacted overdraft fee income.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its clients for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for 2014 and 2013 were $7.7 million and $8.0 million. The total daily overdraft charges, net of refunds, included in interest income for 2014 and 2013 were $1.6 million and $1.7 million.  Management does not believe the generally flat to downward trend in overdraft related income is likely to change in a positive manner the foreseeable future.

As permitted by ASC Topic 805, Business Combinations, the Bank extended the measurement period related to its September 7, 2012 FDIC-assisted First Commercial Bank acquisition through March 31, 2013. The initial bargain purchase gain recorded in 2012 was recast upward by $1.3 million during the first quarter of 2013, as the fair value of certain assets acquired were adjusted to reflect new information obtained after the acquisition date that existed as of the acquisition date. Similar income was not recorded for 2014.

Net gains (losses) on OREO fluctuated from a net gain of $346,000 during 2013 to a net loss of $2.2 million during 2014. The net loss during 2014 was primarily driven by $3.1 million in mark-to-market writedowns of OREO during 2014 compared to $1.8 million in writedowns during 2013.

The Bank recorded a $1.3 million increase to the cash surrender value of its Bank Owned Life Insurance (“BOLI”) during 2014 compared to $86,000 for 2013. The increase during 2014 was a result of the Bank making its initial BOLI investment of $25 in the fourth quarter of 2013 million and an additional investment of $25 million in the first quarter of 2014. BOLI offers tax-advantaged non interest income to assist the Bank in covering employee-related expenses.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $4.4 million, or 61%, during 2014 compared to 2013.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $82 million during 2014 compared to $305 million during 2013. The prior year significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products. This negative impact on demand continued through the remainder of 2013 and through 2014.

Republic Processing Group segment

RPG non interest income increased $3.2 million, or 21%, during 2014 compared to 2013 primarily due to the TRS division, which experienced a 74% increase in the dollar volume of tax refunds processed. This increase was driven by a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic resulting from new contracts between the Company and third party tax preparation companies.

As previously disclosed, the Bank continues to face stiff competition in the RT marketplace, which includes direct competition for RT market share from independently-owned processing groups partnered with banks. In addition to the possible loss of volume resulting from additional competitors, the Bank has incurred substantial pressure on its profit margin for RT products via revenue sharing arrangements with its various partners.

Approximately 44% of RPG’s total net RT revenue for 2014 was derived from a tax provider that has worked with RPG for several years.  RPG participated in a competitive bid process for this provider’s future RT business during the first quarter of 2014.  At the conclusion of the bid process, RPG entered into a new three year agreement with this provider which took effect in January 2015.  Management believes annual net RT revenue from this provider in the future will likely decline approximately 18% as a result of the new, less favorable revenue share arrangement with this particular provider.  Management’s estimated decrease in annual net RT revenue from this provider is exclusive of any potential offsetting revenue resulting from an increase in volume from this or any other RPG tax providers.

Approximately 10% of RPG’s total 2014 net RT revenue was derived from a new two-year contract, in which the tax preparation provider also assumed the program manager role.  The TRS division of RPG has historically earned RT revenue based on its role as program manager for bank products in the tax refund process.  Program managers for bank products in the tax refund processing business generally 1) supply marketing materials for bank products, 2) supply RT check stock for the tax offices, 3) supply tier-1 customer service to the taxpayers, which includes answering taxpayer phone calls related to the status of RTs and the verification to third parties regarding the validity of RT checks issued to the taxpayers by the Bank, and 4) provide overall management of the movement of refunds when received from the government, which includes exception processing and the reconciliation of all funds received and disbursed, among other duties.

Industry trends reflect larger tax preparation providers assuming the role of the program manager for the bank products in the tax refund process, which includes the obligation and costs of those responsibilities of the program manager described in the previous paragraph.  In those cases where the tax preparation company is also assuming the role of the program manager, the tax preparation company is also earning more of the revenue for the associated bank products sold, as the Bank only provides ACH services and third party risk management oversight duties.  This trend will likely continue to adversely affect the margin the Company earns on its tax-related products and the overall operating results and financial condition of the RPG segment.

Furthermore, provisions of the Bank’s 2012 resolution of its differences with the FDIC through the Stipulation Agreement and a Consent Order (collectively, the “Agreement”) places additional oversight requirements on the Bank that are not required by regulators of the Bank’s competitors in the tax business.  These additional requirements have made, and will likely continue to make, attracting new relationships, retaining existing relationships, and maintaining profit margin for RTs more difficult for the Bank. At this time, Management cannot reasonably forecast the overall effects on RT revenue if these competitive disadvantages remain in place.

Discussion of 2013 vs. 2012

Total Company non interest income decreased $117.5 million, or 72%, for 2013 compared to 2012. The most significant components comprising the total Company decrease in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income decreased $52.6 million, or 69%, for 2013 compared to 2012.

Service charges on deposit accounts were $14.0 million during 2013 compared to $13.5 million for 2012. The total net per item fees included in service charges on deposits for 2013 and 2012 were $8.0 million and $7.5 million. The total daily overdraft charges, net of refunds, included in interest income for 2013 and 2012 was $1.7 million in both periods.

During 2012, the Company recorded bargain purchase gains of $55.4 million as a result of its FDIC-assisted acquisitions of TCB and FCB. The bargain purchase gains were realized because the overall price paid by the Bank was substantially less than the fair value of the TCB and FCB assets acquired and liabilities assumed in the transactions.

Net gains (losses) on OREO fluctuated from a net loss of $1.3 million during 2012 to a net gain of $346,000 during 2013.

During November 2013, the Bank made an initial investment of $25 million in BOLI and recorded $86,000 in related income during 2013 due to the increase in value of this investment.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.2 million, or 14%, during 2013 compared to 2012.

Mortgage banking income for 2013 was negatively impacted by a sharp increase in long-term interest rates beginning in May 2013, which led to a significant decrease in secondary market loan volume as compared to the same time period in the prior year. Overall, Republic’s proceeds from the sale of secondary market loans totaled $305 million during 2013 compared to $256 million during 2012, with the majority of the 2013 application volume occurring during the first half of 2013.

The Bank maintained an MSR impairment reserve of $345,000 at December 31, 2012. Due to the increase in long-term interest rates during 2013, the fair value of the Bank’s MSRs increased, as prepayment speed assumptions were adjusted lower. As a result of the increase in the fair value of the Bank’s MSRs, all $345,000 of MSR impairment reserve was reversed back into income during 2013.

Republic Processing Group segment

RPG non interest income decreased $63.8 million, or 81%, during 2013 compared to 2012. The decrease was the result of pricing pressures via revenue sharing driven by increased competition resulting from the elimination of the RAL product and the previously disclosed disputes of the Bank’s contracts with Liberty and JHI.

As previously disclosed in a Form 8-K filed on August 29, 2012, JHI unilaterally terminated its contract with the Bank on August 27, 2012. In addition, as previously disclosed in a Form 8-K filed on September 19, 2012, Liberty unilaterally terminated its contract with the Bank on September 18, 2012. On a combined basis, these contracts represented approximately 53% of the Bank’s 2012 RT volume.

Non Interest Expenses

Table 5 — Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2014	2013	2012	2014/2013	2013/2012

Salaries and employee benefits	$54,373	$57,778	$60,633	-6%	-5%
Occupancy and equipment, net	22,008	21,918	22,474	0%	-2%
Communication and transportation	3,866	4,128	5,806	-6%	-29%
Marketing and development	3,264	3,106	3,213	5%	-3%
FDIC insurance expense	1,865	1,682	1,403	11%	20%
Bank franchise tax expense	4,616	4,115	3,916	12%	5%
Data processing	3,513	3,120	4,109	13%	-24%
Interchange related expense	3,450	3,063	2,662	13%	15%
Supplies	1,009	1,157	2,114	-13%	-45%
Other real estate owned expense	1,024	1,948	2,140	-47%	-9%
Charitable contributions	788	1,004	3,341	-22%	-70%
Legal expense	1,118	4,627	1,866	-76%	148%
FHLB advance prepayment penalty	—	—	2,436	0%	-100%
Other	7,224	8,278	9,019	-13%	-8%

Total non interest expenses	$108,118	$115,924	$125,132	-7%	-7%

Discussion of 2014 vs. 2013

Total Company non interest expenses in 2014 decreased $7.8 million, or 7%, from 2013. The most significant components comprising the change in non interest expense by business segment were as follows:

Traditional Banking segment

For 2014 compared to 2013, Traditional Banking non interest expenses decreased $4.0 million, or 4%.

Salaries and benefits decreased $3.3 million, or 7%, for 2014 compared to 2013 primarily due to a modest reduction in force during the fourth quarter of 2013.

Occupancy expense increased $758,000, or 4%, during 2014, primarily due to an acceleration of depreciation on defunct assets, as well as additional space acquired for back office support areas.

OREO expense decreased $924,000, or 47%, during 2014, consistent with a net decrease of eight OREO properties held by the Bank during 2014.

Legal expense decreased $579,000, or 37%, primarily due to a decrease in legal collection expenses associated with the Bank’s 2012 FDIC-assisted transactions.

Warehouse Lending segment

For 2014 compared to 2013, Warehouse non interest expenses increased $205,000, or 12%.

Salaries and employee benefits increased $55,000, or 5%, during 2014 primarily due to additional staffing.

Bank franchise expense related to the Warehouse segment increased $80,000 during 2014 compared to 2013, as additional tax was apportioned to the Warehouse segment due to its greater pro-rata share of Company gross receipts. Bank franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank franchise tax is paid to the Commonwealth of Kentucky.

Republic Processing Group segment

For 2014 compared to 2013, RPG non interest expenses decreased $4.5 million, or 28%.

Legal expenses decreased $3.0 million during 2014. Substantial legal expenses were incurred during 2013 related to contract disputes with TRS’s previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

Salaries and employee benefits decreased $922,000, or 13%, primarily due to lower contract labor staffing costs and a decline in full time equivalent employees (“FTE”s) during the period.

Occupancy expenses decreased $803,000, or 32%, for 2014 compared to 2013 primarily due to a reduction in leased square footage and depreciation expense.

Offsetting the decreases above, the Bank franchise expense related to the RPG segment increased $643,000, or 74%, during 2014 compared to 2013, as additional tax was apportioned to the RPG segment due to its greater pro-rata share of Company gross receipts.

Discussion of 2013 vs. 2012

Total Company non interest expenses in 2013 decreased $9.2 million, or 7%, from 2012. The most significant components comprising the change in non interest expense by business segment were as follows:

Traditional Banking segment

Total Traditional Bank non interest expenses in 2013 decreased $3.0 million, or 3%, from 2012.

Salaries and benefits in 2013 increased $164,000 over 2012 due primarily to a rise in salaries and benefits resulting from an increase in the Traditional Banking segment’s FTEs for the first three quarters of 2013. The increase in the Traditional Bank’s FTEs was the result of retaining employees from its acquired banks and the hiring of additional employees to support the acquired operations and the Bank’s long-term growth plans.  The increase during 2013 was partially offset by a $2.6 million reduction in incentive compensation accruals, as anticipated bonus payouts for 2013 were expected to be approximately $763,000, as compared to $2.7 million for 2012 payouts.

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

Data processing expense in 2013 decreased $1.0 million from 2012 primarily due to $912,000 in processing costs incurred during 2012 related to the 2012 FDIC-assisted transactions.

Audit and professional fees in 2013 decreased $349,000 from 2012 due primarily to additional audit and third party consulting fees in 2012 related to the 2012 FDIC-assisted transactions.

Amortization expense of the Traditional Bank’s core deposit intangible asset in 2013 increased $339,000 over 2012, as the Bank accelerated the amortization of this asset consistent with the Company’s decision to close its sole banking center in the Minnesota market.

Warehouse Lending segment

For 2013 compared to 2012, Warehouse non interest expenses increased $318,000, or 24%, primarily due to an increase in salaries and employee benefits expense, which increased $243,000, or 28%, primarily due to the hiring of sales and operational staff combined with additional support staff allocated to the Warehouse segment during 2013.

Republic Processing Group segment

Total RPG non interest expenses in 2013 decreased $6.3 million, or 28%, from 2012.

Salaries and employee benefits during 2013 decreased $2.9 million, or 29%, from 2012, as RPG reflected lower contract labor staffing costs, reduced bonus payouts tied to TRS’ operating performance, as compared to goal, and a reduction in staff at TRS consistent with a decline in overall segment revenues during 2013.

Legal expense at RPG during 2013 was $3.0 million compared to $283,000 for 2012.  The increase in legal expenses during 2013 was directly associated with the Company’s contract termination disputes with JHI and Liberty. In addition, the Company also incurred legal expenses totaling $717,000 during 2013 related the Bank’s unsuccessful effort to acquire H&R Block Bank.

The Bank’s third party arbitration with JHI was concluded during the fourth quarter of 2013.  Legal related expenses associated with the arbitration totaled $2.2 million for 2013, with $1.4 million of those expenses being incurred during the fourth quarter of 2013.  With the matter resolved, the Bank entered into a new two-year agreement with JHI pursuant to which it began processing refunds for JHI clients in January 2014. Additional overhead expenses with the new contract are expected to be nominal.

The Bank’s contract dispute with Liberty was resolved during January 2014 with a nominal amount of related legal expense. The Company does not anticipate any additional future legal expense associated with this matter. With the matter resolved, the Bank entered into a new two-year agreement with Liberty in which it will begin processing refunds for Liberty clients in January 2015.  Additional overhead expenses with the new contract are expected to be nominal.

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

Income Tax Expenses

Discussion of 2014 vs. 2013

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

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $73 million in cash and cash equivalents at December 31, 2014 compared to $171 million at December 31, 2013. The Company’s cash position during 2014 was strategically decreased primarily due to growth in the Bank’s loan portfolio during 2014.

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

The Company’s Captive maintains cash reserves to cover insurable claims. Captive reserves totaled $1 million as of December 31, 2014.

Investment Securities

Table 6 — Investment Securities Portfolio

December 31, (in thousands)	2014	2013	2012	2011	2010

Securities available for sale (fair value):

U.S. Treasury securities and U.S. Government agencies	$146,922	$97,465	$39,472	$152,674	$120,297
Private label mortgage backed security	5,250	5,485	5,687	4,542	5,124
Mortgage backed securities - residential	124,256	150,087	197,210	293,329	158,677
Collateralized mortgage obligations	143,171	163,946	195,877	195,403	225,657
Freddie Mac preferred stock	231	—	—	—	—
Mutual fund	1,018	995	—	—	—
Corporate bonds	15,063	14,915	—	—	—
Total securities available for sale	435,911	432,893	438,246	645,948	509,755

Securities held to maturity (carrying value):

U.S. Treasury securities and
U.S. Government agencies	1,747	2,311	4,388	4,233	4,191
Mortgage backed securities - residential	147	420	827	1,376	1,930
Collateralized mortgage obligations	38,543	42,913	40,795	22,465	26,818
Corporate bonds	5,000	5,000	—	—	—
Total securities held to maturity	45,437	50,644	46,010	28,074	32,939

Total investment securities	$481,348	$483,537	$484,256	$674,022	$542,694

Securities available for sale primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaining eligible securities that are not pledged to secure client repurchase agreements may be pledged to the FHLB as collateral for the Bank’s borrowing line. Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

During 2014, the Bank purchased $5 million, $61 million and $15 million of U.S. Treasury, U.S. Government Agency and mortgage backed securities with an overall weighted average yield to maturity of 0.95% and a weighted average expected life of approximately three years. While the Company’s general near-term strategy is to maintain minimal cash on its balance sheet by redeploying its net monthly cash flow into new loans or investments, the Bank’s levels and types of investment security purchases during 2015 will likely be impacted by its interest rate risk position at the time of the potential purchase.

Detail of the fair value of the Bank’s mortgage backed investment securities follows:

Table 7 — Mortgage Backed Investment Securities

December 31, (in thousands)	2014	2013	2012	2011	2010

Private label mortgage backed security	$5,250	$5,485	$5,687	$4,542	$5,124
Mortgage backed securities - residential	124,423	150,550	198,100	294,806	160,716
Collateralized mortgage obligations	182,133	207,062	236,988	218,027	253,245
Total mortgage backed securities fair value	$311,806	$363,097	$440,775	$517,375	$419,085

For discussion of the Bank’s private label mortgage backed security, see “Critical Accounting Policies and Estimates” in this section of the filing and Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

In addition, the Bank holds agency structured notes in the investment portfolio, which consist of step up bonds. A step up bond pays an initial coupon rate for the first period, and then a higher coupon rate for the following periods. The Bank adjusts its investment in this investment type from year to year based on market conditions. These investments are predominantly classified as available for sale. The amortized cost and fair value of the structured note investment portfolio follows:

Table 8 — Structured Notes

December 31, (in thousands)	2014	2013	2012	2011	2010

Amortized cost	$8,582	$30,492	$509	$70,232	$97,504
Fair value	8,633	30,467	508	70,087	97,511

The amortized cost/carrying amount, fair value, weighted average yield and weighted average maturity of the investment portfolio at December 31, 2014 follows:

Table 9 — Securities Available for Sale

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2014 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$10,065	$10,119	1.09%	0.72
Due from one year to five years	136,560	136,803	1.03%	2.71
Total U.S. Treasury securities and U.S. Government agencies	146,625	146,922	1.03%	2.58
Corporate bonds:
Due from one year to five years	5,011	5,039	1.23%	3.22
Due from five years to ten years	10,000	10,024	1.23%	8.29
Total Corporate bonds	15,011	15,063	1.23%	6.60
Private label mortgage backed security	4,030	5,250	6.75%	3.28
Total mortgage backed securities - residential	118,836	124,256	2.15%	5.30
Total collateralized mortgage obligations	143,283	143,171	1.30%	3.91
Freddie Mac preferred stock	—	231	NM	NM
Mutual fund	1,000	1,018	NM	NM
Total securities available for sale	$428,785	$435,911	1.49%	3.93

NM = Not meaningful, as the security does not have a finite maturity.

Table 10 — Securities Held to Maturity

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2014 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$1,037	$1,038	3.44%	0.88
Due from one year to five years	710	703	2.54%	2.39
Total U.S. Treasury securities and U.S. Government agencies	1,747	1,741	3.07%	1.49
Corporate bonds:
Due from five years to ten years	5,000	4,937	1.47%	5.38
Total corporate bonds	5,000	4,937	1.47%	5.38
Total mortgage backed securities - residential	147	167	7.58%	3.43
Total collateralized mortgage obligations	38,543	38,962	0.88%	5.35
Total securities held to maturity	$45,437	$45,807	1.45%	5.20

Loan Portfolio

The table below illustrates Republic’s loan portfolio composition for the past five years:

Table 11 — Loan Portfolio Composition

December 31, (in thousands)	2014	2013	2012	2011	2010

Residential real estate:
Owner occupied	$1,118,341	$1,097,795	$1,145,495	$985,735	$918,407
Owner occupied - correspondent*	226,628	NA	NA	NA	NA
Non owner occupied	96,492	110,809	74,539	99,161	126,404
Commercial real estate	772,309	773,173	714,642	639,966	640,872
Commercial real estate - purchased whole loans*	34,898	34,186	33,531	32,741	NA
Construction & land development	38,480	44,351	68,214	67,406	68,701
Commercial & industrial	157,339	127,763	130,681	119,117	108,720
Lease financing receivables	2,530	NA	NA	NA	NA
Warehouse lines of credit	319,431	149,576	216,576	41,496	NA
Home equity	245,679	226,782	241,607	280,235	289,945
Consumer:
RPG loans	4,095	1,827	—	—	—
Credit cards	9,573	9,030	8,716	8,580	8,213
Overdrafts	1,180	944	955	950	901
Purchased whole loans*	4,626	NA	NA	NA	NA
Other consumer	8,894	13,556	15,241	9,908	13,077
Total loans**	3,040,495	2,589,792	2,650,197	2,285,295	2,175,240
Allowance for loan and lease losses	(24,410)	(23,026)	(23,729)	(24,063)	(23,079)

Total loans, net	$3,016,085	$2,566,766	$2,626,468	$2,261,232	$2,152,161

* - Identifies loans to borrowers located primarily outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

NA - Not applicable.

Gross loans increased by $451 million, or 17%, during 2014 to $3.0 billion at December 31, 2014.

Following are the most significant factors contributing to fluctuations in the Bank’s loan portfolio:

Owner Occupied - Correspondent

Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse clients, closed loans at a premium that meet the Bank’s specifications. The Bank began acquiring single family, first lien residential real estate loans through its Correspondent Lending channel in May 2014.

The Correspondent Lending channel purchased $230 million in conforming and jumbo 5/1 and 7/1 adjustable rate mortgage (“ARM”) loans through December 31, 2014, inclusive of $4.8 million in purchase premiums.  Purchase premiums are amortized into interest income on a level yield basis over the estimated life of each loan, with such amortization subject to acceleration based on actual prepayments.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 86% of loans acquired through this origination channel as of December 31, 2014, secured by collateral in the state of California. The average Fair Isaac Corporation (“FICO”) score and loan-to-value (“LTV”) of loans originated through the Correspondent Lending channel during 2014 were 759 and 72%, respectively.

Warehouse Lines of Credit

Mortgage warehouse lines of credit provide short-term, revolving credit facilities to mortgage bankers across the Nation.  These credit facilities are secured by single family, first lien residential real estate loans.  The credit facility enables mortgage banking clients to originate single family, first lien residential real estate loans in their own names and temporarily fund their inventory of these originated loans until the loans are sold to investors approved by the Bank. The individual loans are expected to remain on the Bank’s warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the Bank’s warehouse line and are collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking client. Outstanding balances on these credit facilities may be subject to significant fluctuations consistent with the overall market demand for mortgage loans.

As of December 31, 2014, the Bank had $319 million of outstanding Warehouse lines from total committed credit lines of $527 million.  As of December 31, 2013, the Bank had $150 million of outstanding lines from total committed credit lines of $358 million.  The approximate $170 million increase in the outstanding Warehouse lines was due primarily to the addition of seven new clients and the increase in overall usage of the Bank’s Warehouse lines during 2014. The average Warehouse line usage increased to 47% in 2014 compared to 40% in 2013. The average Warehouse line commitment was approximately $25 million and $26 million at December 31, 2014 and 2013.

The Bank’s Warehouse Lending business is significantly influenced by the overall residential mortgage market and the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients.  For 2014, the Bank’s Warehouse volume consisted of 70% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 30% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. For 2013, Warehouse volume consisted of 63% purchase and 37% refinance transactions. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates, while refinance volume is primarily driven by long-term residential mortgage interest rates.

The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends.  Since its entrance into this business segment during 2011, the Bank has historically experienced seasonal decreases in the Warehouse portfolio during the first quarter of each year, in-line with the overall mortgage market. Due to the volatility and seasonality of the mortgage market, it is difficult to project growth levels of outstanding Warehouse lines of credit.  While management believes it will be difficult to repeat the growth in Warehouse balances experienced during 2014, the Bank will remain active in continuing to grow its client base while incentivizing its current clients to maintain, and in some cases, increase their usage during 2015.

Residential Real Estate - Owner Occupied

The Bank’s owner occupied, residential real estate portfolio increased $21 million, or 2%, during 2014 to $1.12 billion.  Influencing this growth was the Bank’s 2014 promotional 100% loan-to-value (“LTV”) residential real estate loan product.  The Bank had $40 million in balances of 100%-LTV residential real estate loans at December 31, 2014.

Management believes that ARM loans originated through the Bank’s retail origination channel during 2014 were predominantly QMs; however, the Bank has made strategic changes to its underwriting guidelines in 2015 that will result in the substantial majority of prospective ARM loans originated through its retail origination channel to be non-QMs.  Management has made these strategic changes to provide a better client experience for the Bank’s mortgage loan clients and to reduce the overall costs to the Bank of originating loans subject the QM parameters.  Management still expects all of its prospective non-QMs to meet the Ability to Repay (“ATR”) requirements.

Loans Associated with the Bank’s 2012 FDIC-Assisted Acquisitions

During 2012, the Bank acquired loans in two FDIC assisted transactions with a total contractual balance of $251 million and carrying value of $188 million.  The contractual balance of these loans decreased to $181 million at December 31, 2012, to $118 million at December 31, 2013 and to $68 million at December 31, 2014. The carrying value of these loans decreased to $139 million at December 31, 2012, to $95 million at December 31, 2013 and to $56 million at December 31, 2014.

The table below illustrates the Bank’s maturities and repricing frequency, including estimated prepayments for the loan portfolio:

Table 12 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2014 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate	$515,157	$36,699	$137,384	$341,074
Commercial real estate	422,534	74,839	240,713	106,982
Construction & land development	7,706	4,906	2,486	314
Commercial & industrial	81,778	20,566	49,619	11,593
Lease financing receivables	2,530	1,217	1,246	67
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer	17,336	8,015	7,772	1,549
Total fixed rate loans	$1,047,041	$146,242	$439,220	$461,579

Variable rate loan maturities:

Residential real estate	$926,304	$246,079	$406,331	$273,894
Commercial real estate	384,673	136,422	224,293	23,958
Construction & land development	30,774	25,726	4,292	756
Commercial & industrial	75,561	59,558	14,420	1,583
Lease financing receivables	—	—	—	—
Warehouse lines of credit	319,431	319,431	—	—
Home equity	245,679	242,800	2,518	361
Consumer	11,032	10,913	119	—
Total variable rate loans	$1,993,454	$1,040,929	$651,973	$300,552

Total:

Residential real estate	$1,441,461	$282,778	$543,715	$614,968
Commercial real estate	807,207	211,261	465,006	130,940
Construction & land development	38,480	30,632	6,778	1,070
Commercial & industrial	157,339	80,124	64,039	13,176
Lease financing receivables	2,530	1,217	1,246	67
Warehouse lines of credit	319,431	319,431	—	—
Home equity	245,679	242,800	2,518	361
Consumer	28,368	18,928	7,891	1,549
Total loans	$3,040,495	$1,187,171	$1,091,193	$762,131

Allowance for Loan and Lease Losses (“Allowance”)

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

A non-PCI loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A PCI loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Loans that meet the following classifications are considered impaired:

•                        Internally rated “Substandard,” “Doubtful” or “Loss;”

•                        Internally rated PCI with cash flows that have deteriorated from management’s initial acquisition day estimate;

•                        On non-accrual status and non-PCI rated and past due 90 days-or-more and still on accrual;

•                        Retail and commercial TDRs; and

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

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related credits exhibiting an increased risk of loss are typically obtained within one year of the previous appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, in order to take account of periods of economic growth and economic downturn, management currently uses the highest of the rolling eight, twelve, sixteen or twenty quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

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

•                  Changes in the volume and severity of past due, non-performing and classified loans;

•                  Changes in the value of underlying collateral for collateral-dependent loans;

•                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of portfolios, including the condition of various market segments;

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

The Bank’s Allowance increased $1 million, or 6%, during 2014 to $24 million at December 31, 2014. As a percent of total loans, the Allowance decreased to 0.80% at December 31, 2014 compared to 0.89% at December 31, 2013.

Notable fluctuations in the Allowance were as follows:

•      The Bank increased its reserves for Pass rated and non-rated loans by $2.5 million during 2014 consistent with the level and pace of growth with such loans.  The most notable increases in the loan portfolio were in outstanding warehouse lines of credit, which grew $170 million during 2014, and the Correspondent Lending residential real estate portfolio, which grew $227 million during 2014.

•      The Bank increased its reserves for small-dollar, primarily retail, nonaccrual loans by $470,000 partially due to an updated migration analysis and partially due to increased volume in this portfolio.

•      The Bank decreased its reserve for retail TDRs by $768,000 during 2014 primarily due to payoffs and paydowns of existing retail TDRs coupled with a slowdown in newly modified retail TDRs during the year.

•      The Bank decreased its reserve for Substandard rated loans by $424,000 during 2014 consistent with a $4 million decrease in Substandard loans during 2014 and partially due to partial charge-offs executed on Substandard loans which became collateral dependent during 2014.  As previously mentioned, the Bank charges down its collateral dependent Substandard loans to the fair market value of their underlying collateral less selling costs.

•      The Bank decreased its reserves for PCI loans by $301,000 during 2014 consistent with the level of positive workouts of this portfolio. The carrying balance of the Bank’s PCI portfolio decreased $23 million during 2014.

Table 13 — Summary of Loan and Lease Loss Experience

Year Ended December 31, (dollars in thousands)	2014	2013	2012	2011	2010

Allowance at beginning of year	$23,026	$23,729	$24,063	$23,079	$22,879

Charge offs:

Residential real estate
Owner occupied	(836)	(1,886)	(3,128)	(2,116)	(2,562)
Owner occupied - correspondent	—	NA	NA	NA	NA
Non owner occupied	(185)	(241)	(520)	(644)	(450)
Commercial real estate	(868)	(1,190)	(1,033)	(1,125)	(4,846)
Commercial real estate - purchased whole loans	—	—	—	—	NA
Construction & land development	(18)	(619)	(1,922)	(845)	(1,261)
Commercial & industrial	(20)	(466)	(176)	(100)	(207)
Lease financing receivables	—	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	NA
Home equity	(548)	(632)	(2,252)	(1,279)	(1,811)
Consumer:
Refund Anticipation Loans	—	—	(11,097)	(15,484)	(14,584)
Other RPG loans	(5)	—	NA	NA	NA
Credit cards	(88)	(142)	(123)	(241)	(158)
Overdrafts	(591)	(601)	(468)	(678)	(848)
Purchased whole loans	—	NA	NA	NA	NA
Other consumer	(404)	(408)	(266)	(281)	(362)
Total charge offs	(3,563)	(6,185)	(20,985)	(22,793)	(27,089)

Recoveries:

Residential real estate
Owner occupied	137	285	256	239	70
Owner occupied - correspondent	—	NA	NA	NA	NA
Non owner occupied	27	172	137	6	—
Commercial real estate	155	117	90	301	48
Commercial real estate - purchased whole loans	—	—	—	—	NA
Construction & land development	89	48	104	237	248
Commercial & industrial	114	99	25	128	49
Lease financing receivables	—	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	NA
Home equity	183	165	92	159	23
Consumer:
Refund Anticipation Loans	582	845	4,221	3,924	6,441
Other RPG loans	—	—	NA	NA	NA
Credit cards	35	19	36	32	19
Overdrafts	391	411	422	506	385
Purchased whole loans	—	NA	NA	NA	NA
Other consumer	375	338	225	279	292
Total recoveries	2,088	2,499	5,608	5,811	7,575

Net loan charge offs	(1,475)	(3,686)	(15,377)	(16,982)	(19,514)

Provision - Core Banking	3,392	3,828	8,167	6,406	11,571
Provision - RPG	(533)	(845)	6,876	11,560	8,143
Total Provision	2,859	2,983	15,043	17,966	19,714

Allowance at end of year	$24,410	$23,026	$23,729	$24,063	$23,079

Credit Quality Ratios:

Allowance to total loans	0.80%	0.89%	0.90%	1.05%	1.06%
Allowance for to non-performing loans	103%	109%	109%	103%	82%
Net loan charge offs to average loans	0.05%	0.14%	0.61%	0.76%	0.83%

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

Table 14 — Management’s Allocation of the Allowance for Loan and Lease Losses

	2014		2013		2012		2011		2010
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans*	Allowance	Percent of Loans to Total Loans*	Allowance	Percent of Loans to Total Loans*	Allowance	Percent of Loans to Total Loans*	Allowance	Percent of Loans to Total Loans*

Residential real estate:
Owner occupied	$8,565	38%	$7,816	43%	$7,006	44%	$5,212	44%	$3,775	43%
Owner occupied - correspondent	567	7%	NA	NA	NA	NA	NA	NA	NA	NA
Non owner occupied	837	3%	1,023	4%	1,049	3%	1,142	4%	1,506	6%
Commercial real estate	7,740	26%	8,309	30%	8,843	26%	7,690	28%	7,214	29%
Commercial real estate - purchased whole loans	34	1%	34	1%	34	1%	34	1%	NA	NA
Construction & land development	926	1%	1,296	2%	2,769	3%	3,042	3%	2,612	3%
Commercial & industrial	1,167	5%	1,089	5%	580	5%	1,025	5%	1,347	5%
Lease financing receivables	25	0%	NA	NA	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	799	11%	449	6%	541	8%	104	2%	NA	NA
Home equity	2,730	8%	2,396	9%	2,348	9%	2,984	12%	3,581	13%
Consumer:
RPG loans	44	0%	—	0%	—	0%	—	0%	—	0%
Credit cards	285	0%	289	0%	210	0%	503	0%	492	0%
Overdrafts	382	0%	199	0%	198	0%	135	0%	126	0%
Purchased whole loans	185	0%	NA	NA	NA	NA	NA	NA	NA	NA
Other consumer	124	0%	126	0%	151	1%	227	1%	461	1%
Unallocated	—	—	—	—	—	—	1,965	—	1,965	—
Total	$24,410	100%	$23,026	100%	$23,729	100%	$24,063	100%	$23,079	100%

NA - Not Applicable

* - Values of less than 50 basis points are rounded to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses at December 31, 2014 and 2013.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Sub are considered “Classified.” Loans rated “Special Mention” or PCI-1 are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $31 million during 2014 primarily due to payoffs and paydowns of loans rated PCI-1.

See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special mention loans.

The composition of loans considered Classified or Special Mention within the Allowance follows:

Table 15 — Classified and Special Mention Loans

December 31, (in thousands)	2014	2013	2012	2011	2010

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	39,999	44,305	49,352	43,088	38,245
Purchased Credit Impaired - Substandard	—	—	—	—	—
Total Classified Loans	39,999	44,305	49,352	43,088	38,245

Special Mention	36,268	40,167	50,625	35,455	54,254
Purchased Credit Impaired - Group 1	17,490	40,731	72,978	—	—
Total Special Mention Loans	53,758	80,898	123,603	35,455	54,254

Total Classified and Special Mention Loans	$93,757	$125,203	$172,955	$78,543	$92,499

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes impaired loans totaling approximately $24 million at December 31, 2014, with approximately $14 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $21 million at December 31, 2013, with approximately $13 million of these loans also reported as TDRs.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 16 — Non-performing Loans and Non-performing Assets Summary

December 31, (dollars in thousands)	2014	2013	2012	2011	2010

Loans on non-accrual status(1)	$23,337	$19,104	$18,506	$23,306	$28,317
Loans past due 90-days-or-more and still on accrual(2)	322	1,974	3,173	—	—

Total non-performing loans	23,659	21,078	21,679	23,306	28,317
Other real estate owned	11,243	17,102	26,203	10,956	11,969
Total non-performing assets	$34,902	$38,180	$47,882	$34,262	$40,286

Credit Quality Ratios:
Non-performing loans to total loans	0.78%	0.81%	0.82%	1.02%	1.30%
Non-performing assets to total loans (including OREO)	1.14%	1.46%	1.79%	1.49%	1.84%
Non-performing assets to total assets	0.93%	1.13%	1.41%	1.00%	1.11%

(1)         Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $14 million, or 57%, of the Bank’s total non-performing loans at December 31, 2014 was concentrated in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s non-performing residential real estate concentration was $10 million, or 50%, as of December 31, 2013.

Approximately $8 million, or 34%, of the Bank’s total non-performing loans was concentrated in the CRE and construction and land development portfolios as of December 31, 2014, with $8 million, or 37%, the amount and percent of this concentration at December 31, 2013. One construction loan represented 75% of the Bank’s total non-performing construction loans at December 31, 2014. These loans are secured primarily by commercial properties. In addition to the primary collateral, in many cases the Bank also obtains personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences at the time of origination.

The composition of the Bank’s non-performing loans follows:

Table 17 — Non-performing Loan Composition

December 31, (in thousands)	2014	2013	2012	2011	2010

Residential real estate
Owner occupied	$11,225	$9,211	$10,028	$12,183	$13,356
Owner occupied - correspondent	—	NA	NA	NA	NA
Non owner occupied	2,352	1,279	1,376	1,565	1,880
Commercial real estate	6,151	7,643	4,468	3,032	6,265
Commercial real estate - purchased whole loans	—	—	—	—	NA
Construction & land development	1,990	167	2,308	2,521	3,682
Commercial & industrial	169	1,558	1,534	373	323
Lease financing receivables	—	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	NA
Home equity	1,678	1,128	1,868	3,603	2,734
Consumer:
RPG loans	—	—	NA	NA	NA
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Purchased whole loans	—	NA	NA	NA	NA
Other consumer	94	92	97	29	77

Total non-performing loans	$23,659	$21,078	$21,679	$23,306	$28,317

NA — Not applicable

Table 18 — Non-performing Loans to Total Loans by Loan Type

December 31,	2014	2013	2012	2011	2010

Residential real estate
Owner occupied	1.00%	0.84%	0.88%	1.24%	1.45%
Owner occupied - correspondent	0.00%	NA	NA	NA	NA
Non owner occupied	2.44%	1.15%	0.85%	1.58%	1.49%
Commercial real estate	0.80%	0.99%	0.63%	0.47%	0.98%
Commercial real estate - purchased whole loans	0.00%	0.00%	0.00%	0.00%	NA
Construction & land development	5.17%	0.38%	3.38%	3.74%	5.36%
Commercial & industrial	0.11%	1.22%	1.17%	0.31%	0.30%
Lease financing receivables	0.00%	NA	NA	NA	NA
Warehouse lines of credit	0.00%	0.00%	0.00%	0.00%	NA
Home equity	0.68%	0.50%	0.77%	1.29%	0.94%
Consumer:
RPG loans	0.00%	0.00%	NA	NA	NA
Credit cards	0.00%	0.00%	0.00%	0.00%	0.00%
Overdrafts	0.00%	0.00%	0.00%	0.00%	0.00%
Purchased whole loans	0.00%	NA	NA	NA	NA
Other consumer	1.06%	0.60%	0.64%	0.29%	0.59%

Total non-performing loans	0.78%	0.81%	0.82%	1.02%	1.30%

NA — Not applicable

The composition of the Bank’s non-performing loans stratified by the number of loans within a specified value range follows:

Table 19 — Stratification of Non-performing Loans

	Number of Non-performing Loans and Recorded Investment
December 31, 2014 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	117	$5,799	32	$5,426	—	$—	149	$11,225
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	10	405	3	393	2	1,554	15	2,352
Commercial real estate	3	124	8	1,903	4	4,124	15	6,151
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	1	169	—	—	1	169
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	27	572	5	1,106	—	—	32	1,678
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	20	94	—	—	—	—	20	94

Total	177	$6,994	50	$9,487	7	$7,178	234	$23,659

	Number of Non-performing Loans and Recorded Investment
December 31, 2013 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	87	$4,127	23	$3,838	2	$1,246	112	$9,211
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA	NA	NA
Non owner occupied	8	312	—	—	1	967	9	1,279
Commercial real estate	3	139	12	3,410	3	4,094	18	7,643
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	2	167	—	—	—	—	2	167
Commercial & industrial	—	—	2	327	1	1,231	3	1,558
Lease financing receivables	NA	NA	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	24	529	3	599	—	—	27	1,128
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	16	92	—	—	—	—	16	92

Total	140	$5,366	40	$8,174	7	$7,538	187	$21,078

NA — Not applicable

Approximately $12 million in non-performing loans at December 31, 2013, were removed from the non-performing loan classification during 2014. Approximately $119,000, or 1%, were removed from the non-performing category because they were charged-off. Approximately $4 million, or 36%, were transferred to OREO, with $5 million, or 42%, refinanced at other financial institutions. The remaining $3 million, or 21%, was returned to accrual status for performance reasons, such as six consecutive months of performance. Of the $4 million transferred to OREO, one relationship accounted for 44% of the total amount transferred to OREO.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $898,000, $641,000 and $805,000 in 2014, 2013 and 2012.

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of December 31, 2014, are adequate to absorb probable losses on all non-performing credits.

The following tables detail the activity of the Bank’s non-performing loans:

Table 20 — Rollforward of Non-performing Loan Activity

December 31, (in thousands)	2014	2013	2012	2011	2010

Non-performing loans at beginning of year	$21,078	$21,679	$23,306	$28,317	$43,144
Loans added to non-performing status	15,657	15,403	14,627	13,490	18,524
Loans removed from non-performing status (see table below)	(12,060)	(15,374)	(15,391)	(16,699)	(31,751)
Principal paydowns	(1,016)	(630)	(863)	(1,802)	(1,600)

Non-performing loans at end of year	$23,659	$21,078	$21,679	$23,306	$28,317

Table 21 — Detail of Loans Removed from Non-Performing Status

Years Ended December 31, (in thousands)	2014	2013	2012	2011	2010

Loans charged-off	$(119)	$(1,520)	$(2,421)	$(2,220)	$(5,891)
Loans transferred to OREO	(4,365)	(3,340)	(5,871)	(7,070)	(14,738)
Loans refinanced at other institutions	(5,034)	(5,626)	(3,664)	(5,677)	(5,118)
Loans returned to accrual status	(2,542)	(4,888)	(3,435)	(1,732)	(6,004)

Total non-performing loans removed from non-performing status	$(12,060)	$(15,374)	$(15,391)	$(16,699)	$(31,751)

Delinquent Loans

Delinquent loans to total loans decreased to 0.52% at December 31, 2014, from 0.63% at December 31, 2013, as the total balance of delinquent loans decreased by $372,000, or 2%, during 2014, while total gross loans increased $451 million, or 17%, during the same period. With the exception of PCI loans, all traditional bank loans past due 90-days-or-more as of December 31, 2014 and 2013 were on non-accrual status.

The composition of the Bank’s delinquent loans follows:

Table 22 — Delinquent Loan Composition (1)

December 31, (in thousands)	2014	2013	2012	2011	2010

Residential real estate
Owner occupied	$8,008	$6,357	$8,900	$13,208	$15,014
Owner occupied - correspondent	—	NA	NA	NA	NA
Non owner occupied	776	1,293	2,899	1,091	1,017
Commercial real estate	2,972	5,198	2,640	5,126	5,700
Commercial real estate - purchased whole loans	—	—	—	—	NA
Construction & land development	1,990	499	2,124	541	2,322
Commercial & industrial	211	1,415	2,262	105	67
Lease financing receivables	—	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	NA
Home equity	1,362	1,110	1,654	4,041	2,444
Consumer:	—
RPG loans	141	—	—	—	—
Credit cards	134	98	65	53	61
Overdrafts	178	159	168	129	158
Purchased whole loans	12	NA	NA	NA	NA
Other consumer	67	94	132	139	144

Total past due loans	$15,851	$16,223	$20,844	$24,433	$26,927

(1) - Represents total loans 30-days-or-more past due

NA — Not applicable.

Table 23 — Delinquent Loans to Total Loans by Loan Type (1)

December 31,	2014	2013	2012	2011	2010

Residential real estate
Owner occupied	0.72%	0.58%	0.78%	1.34%	1.63%
Owner occupied - correspondent	0.00%	NA	NA	NA	NA
Non owner occupied	0.80%	1.17%	3.89%	1.10%	0.80%
Commercial real estate	0.38%	0.67%	0.37%	0.80%	0.89%
Commercial real estate - purchased whole loans	0.00%	0.00%	0.00%	0.00%	0.00%
Construction & land development	5.17%	1.13%	3.11%	0.80%	3.38%
Commercial & industrial	0.13%	1.11%	1.73%	0.09%	0.06%
Lease financing receivables	0.00%	NA	NA	NA	NA
Warehouse lines of credit	0.00%	0.00%	0.00%	0.00%	NA
Home equity	0.55%	0.49%	0.68%	1.44%	0.84%
Consumer:
RPG loans	3.44%	0.00%	0.00%	0.00%	0.00%
Credit cards	1.40%	1.09%	0.75%	0.62%	0.74%
Overdrafts	15.08%	16.84%	17.59%	13.58%	17.54%
Purchased whole loans	0.26%	NA	NA	NA	NA
Other consumer	0.75%	0.61%	0.87%	1.40%	1.10%

Total past due loans to total loans	0.52%	0.63%	0.78%	1.07%	1.24%

(1) - Represents total loans 30-days-or-more past due divided by total loans.

NA - Not applicable

As detailed in the preceding tables, delinquent residential real estate loans increased $1 million from December 31, 2013 to December 31, 2014. C&I delinquencies decreased $1 million, while CRE delinquencies decreased $2 million for the same period, with one CRE relationship transferring to OREO during 2014 and accounting for 86% of the decrease. Construction and land development loans increased approximately $2 million, with one loan accounting for substantially all of the increase.

Approximately $14 million in delinquent loans at December 31, 2013, were removed from delinquent status as of December 31, 2014.  Approximately $159,000, or 1%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $5 million, or 35%, in loans were transferred to OREO with $6 million, or 40%, refinanced at other financial institutions.  The remaining $3 million, or 24%, were paid current in 2014.

The following tables reflect activity of the Bank’s delinquent loans:

Table 24 — Rollforward of Delinquent Loan Activity

December 31, (in thousands)	2014	2013	2012	2011	2010

Delinquent loans at beginning of year	$16,223	$20,844	$24,433	$26,927	$44,854
Loans that became delinquent during the period	13,750	13,016	17,604	17,435	17,754
Delinquent loans removed from delinquent status (see table below)	(14,079)	(17,328)	(20,965)	(18,872)	(34,939)
Principal paydowns of loans delinquent in both periods	(43)	(309)	(228)	(1,057)	(742)

Delinquent loans at end of year	$15,851	$16,223	$20,844	$24,433	$26,927

Table 25 — Detail of Loans Removed From Delinquent Status

Year Ended December 31, (in thousands)	2014	2013	2012	2011	2010

Loans charged-off	$(159)	$(1,380)	$(2,120)	$(2,090)	$(6,783)
Loans transferred to OREO	(4,889)	(6,331)	(6,358)	(6,140)	(12,531)
Loans refinanced at other institutions	(5,617)	(6,115)	(7,741)	(7,147)	(7,639)
Loans paid current	(3,414)	(3,502)	(4,746)	(3,495)	(7,986)

Total delinquent loans removed from delinquent status	$(14,079)	$(17,328)	$(20,965)	$(18,872)	$(34,939)

Impaired Loans and Troubled Debt Restructurings

The Bank defines impaired loans as follows:

•                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

•                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial acquisition day estimate;

•                        All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;

•                        All retail and commercial TDRs; and

•                        Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of principal and interest will not be collected. Impaired loans totaled $86 million at December 31, 2014 compared to $108 million at December 31, 2013, with $14 million, or 64%, of the decrease consisting of PCI loans liquidated during 2014.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of December 31, 2014, the Bank had $65 million in TDRs, of which $14 million were also on non-accrual status. As of December 31, 2013, the Bank had $74 million in TDRs, of which $13 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 26 — Impaired Loan Composition

December 31, (in thousands)	2014	2013	2012	2011	2010

Troubled debt restructurings	$65,266	$73,972	$83,307	$67,022	$32,231
Impaired loans (which are not TDRs)	20,914	34,022	22,400	10,171	12,855

Total impaired loans	$86,180	$107,994	$105,707	$77,193	$45,086

See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s other real estate owned follows:

Table 27 — Other Real Estate Owned Composition

December 31, (in thousands)	2014	2013	2012	2011	2010

Residential real estate	$3,209	$3,574	$6,281	$4,754	$5,171
Commercial real estate	3,324	5,824	7,693	2,030	3,259
Construction & land development	4,710	7,704	12,229	4,172	3,543

Total other real estate owned	$11,243	$17,102	$26,203	$10,956	$11,973

Table 28 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
December 31, 2014 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	17	$834	5	$809	2	$1,566	24	$3,209
Commercial real estate	4	321	3	884	2	2,119	9	3,324
Construction & land development	2	66	8	1,947	3	2,697	13	4,710

Total	23	$1,221	16	$3,640	7	$6,382	46	$11,243

	Number of OREO Properties and Carrying Value Range
December 31, 2013 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	17	$828	6	$1,256	2	$1,490	25	$3,574
Commercial real estate	—	—	5	1,344	2	4,480	7	5,824
Construction & land development	6	164	12	2,689	4	4,851	22	7,704

Total	23	$992	23	$5,289	8	$10,821	54	$17,102

The table below presents a rollforward of the Bank’s OREO for the periods presented:

Table 29 — Rollforward of Other Real Estate Owned Activity

December 31, (in thousands)	2014	2013	2012	2011	2010

OREO at beginning of year	$17,102	$26,203	$10,956	$11,973	$4,772
OREO acquired from failed banks at fair value	—	—	21,266	—	—
Recast adjustment to acquired properties	—	(1,074)	—	—	—
Transfer from loans to OREO	7,333	15,271	20,610	11,300	17,798
Proceeds from sale*	(10,974)	(23,644)	(25,326)	(11,844)	(9,673)
Net gain on sale	883	2,170	416	444	203
Writedowns	(3,101)	(1,824)	(1,719)	(917)	(1,127)

OREO at end of year	$11,243	$17,102	$26,203	$10,956	$11,973

* — Inclusive of non-cash proceeds where the Bank financed the sale of the property.

The fair value of OREO represents the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates are based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other relevant factors to estimate the current value of the property.

Approximately 44%, or $2 million, of the CRE OREO balance at December 31, 2014 related to two properties added during 2014 located in the Bank’s central Kentucky market. Approximately 59%, or $3 million, of the construction and land development OREO balance at December 31, 2014 related to one land development property added during 2012 located in the Bank’s greater Louisville, Kentucky market.

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non interest income to help the Bank offset employee benefits expenses.  The Company carried $51 million and $25 million of BOLI on its consolidated balance sheet at December 31, 2014 and 2013.  The Company purchased an additional $25 million of BOLI during the first quarter of 2014.

The table below presents a rollforward of the Bank’s BOLI for the periods presented:

Table 30 — Rollforward of Bank Owned Life Insurance

December 31, (in thousands)	2014	2013	2012	2011	2010

BOLI at beginning of year	$25,086	$—	$—	$—	$—
BOLI acquired	25,000	25,000	—	—	—
Increase in cash surrender value	1,329	86	—	—	—
BOLI at end of year	$51,415	$25,086	$—	$—	$—

Deposits

Total Company deposits increased $67 million, or 3%, from December 31, 2013 to $2.1 billion at December 31, 2014. Total Company interest-bearing deposits increased $53 million, or 4% and total Company non interest-bearing deposits increased $14 million, or 3%.

While overall deposit balances weren’t impacted more than $15 million by any one client during 2014, the Bank did modify its longer-term certificate of deposit (“CD”) offering rates during the second half of 2014 to be more competitive within its market and to grow its overall outstanding balances.  Management made the modification to its CD strategy in order to assist the Bank in maintaining its interest rate risk position within board approved parameters; and to ensure that adequate levels of cash remain on hand for its various loan growth initiatives.

Ending balances of all deposit categories follows:

Table 31 — Deposits

December 31, (in thousands)	2014	2013	2012	2011	2010

Demand	$691,787	$651,134	$580,900	$523,708	$298,452
Money market accounts	471,339	479,569	514,698	433,508	637,557
Brokered money market accounts	35,649	35,533	35,596	18,121	513
Savings	91,625	78,020	62,145	44,472	38,661
Individual retirement accounts*	27,390	28,767	32,491	31,201	34,129
Time deposits, $100,000 and over*	87,959	67,255	80,906	82,970	152,891
Other certificates of deposit*	73,988	75,516	100,036	103,230	127,156
Brokered certificates of deposit*(1)	75,876	86,421	97,110	88,285	687,958

Total interest-bearing deposits	1,555,613	1,502,215	1,503,882	1,325,495	1,977,317
Total non interest-bearing deposits	502,569	488,642	479,046	408,483	325,375

Total deposits	$2,058,182	$1,990,857	$1,982,928	$1,733,978	$2,302,692

(*) - Represents a time deposit.

(1) - Incudes brokered deposits less than, equal to and greater than $100,000.

Average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

Table 32 — Average Deposits

	2014		2013		2012		2011		2010
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$750,693	0.07%	$696,295	0.07%	$614,118	0.06%	$422,222	0.13%	$302,958	0.19%
Money market accounts	477,129	0.16%	508,288	0.12%	478,682	0.15%	628,178	0.31%	636,963	0.45%
Time deposits	174,904	0.65%	187,076	0.73%	253,567	0.86%	254,064	1.60%	329,970	1.75%
Brokered money market	34,586	0.20%	34,691	0.20%	22,469	0.22%	6,563	0.31%	46,582	0.61%
Brokered certificates of deposit	72,889	2.12%	88,497	1.75%	143,619	1.19%	229,488	1.03%	409,418	0.90%
Total average interest-bearing deposits	1,510,201	0.26%	1,514,847	0.27%	1,512,455	0.34%	1,540,515	0.58%	1,725,891	0.76%
Total average non interest-bearing deposits	553,929	—	513,891	—	624,053	—	509,457	—	421,162	—
Total average deposits	$2,064,130	0.19%	$2,028,738	0.20%	$2,136,508	0.24%	$2,049,972	0.43%	$2,147,053	0.61%

Maturities of time deposits of $100,000 or more outstanding, including brokered deposits, at December 31, 2014 follows:

Table 33 — Maturities of Time Deposits Greater than $100,000

Maturity	(in thousands)

Three months or less	$50,516
Over three months through six months	25,988
Over six months through 12 months	29,666
Over 12 months	56,302

Total time deposits of $100,000 or greater	$162,472

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

Securities sold under agreements to repurchase and other short-term borrowings increased $191 million, or 115%, during 2014.  Approximately 57% of the increase was related to funds received from one client.  During February 2015, this client elected to move approximately $100 million of its funds into a brokered money market network.  By virtue of this arrangement, the Bank received an equivalent amount of reciprocal balances back on balance sheet from the network, which it will classify as brokered deposits in 2015.  Management is uncertain at this time as to whether or not these additional funds will remain at the Bank on a long-term basis. The substantial majority of the Bank’s securities sold under agreements to repurchase are indexed to immediately repricing indices such as the FFTR.

Information regarding securities sold under agreements to repurchase follows:

Table 34 — Securities Sold Under Agreements to Repurchase

December 31, (dollars in thousands)	2014	2013	2012	2011	2010

Outstanding balance at end of year	$356,108	$165,555	$250,884	$230,231	$319,246
Weighted average interest rate at year end	0.04%	0.04%	0.06%	0.17%	0.31%
Average outstanding balance during the year	$296,196	$170,386	$237,414	$278,861	$330,154
Average interest rate during the year	0.04%	0.04%	0.16%	0.23%	0.31%
Maximum outstanding at any month end	$408,891	$242,721	$272,057	$297,571	$329,383

Federal Home Loan Bank Advances

FHLB advances increased $103 million, or 17%, from December 31, 2013 to $708 million at December 31, 2014.  During 2014, $188 million of FHLB advances with a weighted average rate of 2.69% matured, while the Bank obtained $83 million of fixed advances at a weighted average rate of 1.70% and a weighted average life of  approximately 5 years and renewed a $10 million variable rate advance at 3-month LIBOR plus 14 basis points, or 0.39%. Additionally, the Bank held $198 million in overnight advances with a rate of 0.14% as of December 31, 2014.

Overall use of these advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. If a meaningful amount of the Bank’s 2015 loan originations have repricing terms longer than five years, management will likely elect to borrow additional funds to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Information regarding Federal Home Loan Bank Advances outstanding follows:

Table 35 — Federal Home Loan Bank Advances

December 31, (dollars in thousands)	2014	2013	2012	2011	2010

Outstanding balance at end of year	$707,500	$605,000	$542,600	$934,630	$564,877
Weighted average interest rate at year end	1.60%	2.42%	2.64%	1.83%	3.49%
Average outstanding balance during the year	$584,516	$578,633	$560,659	$558,249	$574,181
Average interest rate during the year	2.24%	2.54%	2.65%	3.26%	3.48%
Maximum outstanding at any month end	$707,500	$605,000	$789,618	$934,630	$662,593

Interest Rate Swaps

During 2013, the Bank entered into two interest rate swap agreements as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month LIBOR or the overall changes in cash flows on certain money market deposit accounts.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

Table 36 — Interest Rate Swaps

Information regarding the Bank’s interest rate swaps follows:

December 31, (dollars in thousands)	2014	2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.21%	0.21%
Weighted average remaining maturity in years	6	7
Unrealized gain (loss)	$(488)	$170
Fair value of security pledged as collateral	$734	$—

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 156% at December 31, 2014 and 139% at December 31, 2013. At December 31, 2014 and 2013, the Bank had cash and cash equivalents on-hand of $72 million and $170 million. In addition, the Bank had available collateral to borrow an additional $452 million and $282 million from the FHLB at December 31, 2014 and 2013. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $166 million available through various other financial institutions as of December 31, 2014 and 2013.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes, as required by law. At December 31, 2014 and 2013, these pledged investment securities had a fair value of $410 million and $225 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2014, the Bank had approximately $412 million in deposits from 62 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $282 million of the total balance at December 31, 2014. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Table 37 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands)	2014	2013	2012	2011	2010

Stockholders’ equity	$558,731	$542,793	$536,702	$452,367	$371,376
Book value per share at December 31,	26.80	26.09	25.60	21.59	17.74
Tangible book value per share at December 31,(1)	26.08	25.35	24.86	20.81	16.88
Dividends declared per share - Class A Common Stock	0.737	0.693	1.749	0.605	0.561
Dividends declared per share - Class B Common Stock	0.670	0.630	1.590	0.550	0.510
Average stockholders’ equity to average total assets	15.66%	16.15%	14.89%	12.87%	10.31%
Total risk based capital - Total Company	22.17%	26.72%	25.28%	24.74%	22.04%
Tier 1 risk based capital - Total Company	21.28%	25.67%	24.31%	23.59%	20.89%
Tier 1 leverage capital - Total Company	15.92%	16.81%	16.36%	14.77%	12.05%
Dividend payout ratio	53%	56%	31%	13%	18%
Dividend yield	2.98%	2.82%	8.28%	2.64%	2.36%

(1) See footnote 2 of Part II, Item 6 “Selected Financial Data”

Total stockholders’ equity increased from $543 million at December 31, 2013 to $559 million at December 31, 2014. The increase in stockholders’ equity was primarily attributable to net income earned during 2014 reduced by cash dividends declared and common stock repurchases.

See Part II, Item 5. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2014, the Bank could, without prior approval, declare dividends of approximately $29 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, and FDIC. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

New Capital Rules — Effective January 1, 2015 the Company and the Bank became subject to the new capital regulations in accordance with Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5%  common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio. Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will continue to exceed the new minimum capital ratio requirements for “well-capitalized” including the 2.5% capital conservation buffer under Basel III when effective and fully implemented.

In 2004, the Bank executed an intragroup trust preferred transaction with the purpose of providing the Bank access to additional capital markets. The subordinated debentures held by the Bank were treated as Tier 2 Capital based on requirements administered by the Bank’s federal banking agency. In April 2013, the Bank received approval from its regulators and unwound the intragroup trust preferred transaction. The cash utilized to pay off the transaction remained at the Parent Company. Unwinding this transaction had no impact on the Bank’s two Tier 1 related capital ratios and only a minimal impact on its Total Risk Based Capital ratio.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The TPS mature on December 31, 2035 and are redeemable at the Company’s option on a quarterly basis beginning on October 1, 2015.

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

At this time, management believes the Company will either redeem the TPS in October 2015 or enter into an interest rate swap in order to extend the fixed rate term of the borrowing for a likely period of three to five years.  The ultimate strategy the Company deploys will be dependent upon the then current interest rate environment, the Company’s overall availability of cash, and the Company’s long term growth projections at that time.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 38 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2014 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$208,069	$—	$—	$—	$208,069
Unused home equity lines of credit	3,987	13,744	19,022	203,619	240,372
Unused loan commitments - other	195,884	11,163	6,252	3,507	216,806
Commitments to purchase loans (1)	15,798	—	—	—	15,798
Standby letters of credit	1,526	10,794	63	—	12,383
FHLB letter of credit	750	—	—	—	750
Total off balance sheet items	$426,014	$35,701	$25,337	$207,126	$694,178

(1) Commitments are made through the Bank’s Correspondent Lending channel.

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $12 million and $2 million at December 31, 2014 and 2013. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2014, the Bank had a $750,000 letter of credit from the FHLB issued on behalf of a Bank client. This letter of credit was used as credit enhancements for client bond offerings and reduced the Bank’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

Commitments to extend credit generally consist of unfunded lines of credit. These commitments generally have variable rates of interest.

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follow:

Table 39 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2014 (in thousands)	one year	three years	five years	years	Total

Time deposits (including brokered certificates of deposit)	$158,408	$43,587	$63,188	$30	$265,213
Federal Home Loan Bank advances	218,000	227,000	217,500	45,000	707,500
Subordinated note*	—	—	—	41,240	41,240
Securities sold under agreements to repurchase	356,108	—	—	—	356,108
Interest rate swaps**	194	129	2	—	325
Lease commitments	5,564	8,629	4,643	4,596	23,432
Total contractual obligations	$738,274	$279,345	$285,333	$90,866	$1,393,818

* — While this instrument matures in September 2035, the Bank has the right to prepay at the end of the fixed period, August 2015, without penalty.

** — Obligation is estimated using the LIBOR forward yield curve through 2020. Amounts are subject to change based on actual movements in LIBOR.

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

See Footnote 11 “Federal Home Loan Bank Advances” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s FHLB advances.

See Footnote 12 “Subordinated Note” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s subordinated note.

Securities sold under agreements to repurchase generally have indeterminate maturity periods and are predominantly included in the less than one year category above.

Interest rate swap commitments reflect the projected settlement obligations under swap agreements.

See Footnote 6 “Interest Rate Swaps” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s interest rate swaps.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases.

See Footnote 18 “Transactions with Related Parties and their Affiliates” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s lease commitments.

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

The Bank utilizes an earnings simulation model as its primary tool to measure interest rate sensitivity.  Related to the earnings simulation model, the Bank runs many different scenarios with many different assumptions to monitor its interest rate risk.  Historically, the Bank has utilized a dynamic model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one year time period.  This model projects a “Base” case net interest income over the next twelve months and the effect to net interest income of instantaneous movements in interest rates between 100 and 400 basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.  A model simulation for declining interest rates as of December 31, 2014 is not presented by the Bank because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.

Overall, the Bank’s Base and “Up 100” basis points net interest income projections as of December 31, 2014 improved compared to the previous 12 months, and the Base and Up 100 basis point projections as of December 31, 2013. However, the Bank’s interest rate risk position declined since December 31, 2013 between “Up 200” and “Up 400” basis points scenarios presented.

As of December 31, 2013, the Bank’s assumption as it related to maturing FHLB advances was that the advances would be refinanced into new long-term fixed FHLB advances.  During the 2014, the Bank modified its strategy regarding maturing advances and, as of December 31, 2014, planned to payoff a portion of advances as they mature. This modification in strategy served to increase net interest income in the Bank’s “Base” case, as it served to reduce funding costs in the near term. Additionally, during 2014, the Bank launched its Correspondent Lending channel and successfully acquired $230 million in 5/1 and 7/1 jumbo and conforming ARM loans. Based on this successful launch, the Bank increased its growth assumptions related to 5/1 and 7/1 ARM loans over the next 12 months.  The Bank’s current strategy to fund this projected growth consists primarily of variable rate, overnight FHLB advances.  The use of short-term, overnight borrowings to fund the Bank’s correspondent loan growth provides the greatest benefit to the Bank’s Base case scenario projection as presented in Table 40, but also causes a more negative impact to the Bank’s interest rate risk position in a rising rate environment.

As the Bank’s Correspondent Lending channel continues to grow, the Bank may modify its strategy and hedge a portion of loans purchased through this origination channel with longer term FHLB advances. Additionally, the Bank’s wholesale funding strategy and its future use of short- and/or long-term FHLB Advances, will be highly dependent upon both its then-current overall interest rate risk and liquidity positions.  Any significant future changes in the Bank’s interest rate risk position or its overall liquidity would likely impact the Bank’s funding strategy and also significantly impact the Bank’s projected net interest income in all scenarios presented in Table 40.

The following tables illustrate the Company’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2014 and 2013. The Company’s interest rate sensitivity model does not include loan fees within interest income. During 2014 and 2013, loan fees included in interest income were $9.4 million and $10.9 million.

Table 40 — Interest Rate Sensitivity for 2014

	Previous		Increase in Rates
	Twelve		100	200	300	400
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$344	$—	$—	$—	$—	$—
Investment securities	8,673	9,087	10,986	12,867	14,634	16,289
Loans, excluding loan fees	113,942	124,604	133,317	142,687	152,426	162,142
Total interest income, excluding loan fees	122,959	133,691	144,303	155,554	167,060	178,431

Projected interest expense:
Deposits	3,905	4,782	10,964	20,197	29,964	40,575
Securities sold under agreements to repurchase	112	52	700	2,904	5,238	7,830
Federal Home Loan Bank advances and other long-term borrowings	15,587	15,559	17,512	19,496	21,473	23,651
Total interest expense	19,604	20,393	29,176	42,597	56,675	72,056

Net interest income, excluding loan fees	$103,355	$113,298	$115,127	$112,957	$110,385	$106,375
Change from base			$1,829	$(341)	$(2,913)	$(6,923)
% Change from base			1.61%	-0.30%	-2.57%	-6.11%

Table 41 — Interest Rate Sensitivity for 2013

	Previous		Increase in Rates
	Twelve		100	200	300	400
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$413	$24	$279	$528	$771	$936
Investment securities	9,311	9,006	10,727	12,499	14,130	15,662
Loans, excluding loan fees	113,933	112,746	119,881	128,069	136,706	145,458
Total interest income, excluding loan fees	123,657	121,776	130,887	141,096	151,607	162,056

Projected interest expense:
Deposits	4,093	3,957	9,460	17,540	26,011	35,242
Securities sold under agreements to repurchase	70	29	835	2,048	3,673	5,297
Federal Home Loan Bank advances and other long-term borrowings	17,230	16,494	17,717	18,949	20,190	22,729
Total interest expense	21,393	20,480	28,012	38,537	49,874	63,268

Net interest income, excluding loan fees	$102,264	$101,296	$102,875	$102,559	$101,733	$98,788
Change from base			$1,579	$1,263	$437	$(2,508)
% Change from base			1.56%	1.25%	0.43%	-2.48%

While the Bank’s primary interest rate risk management tool is its “dynamic” earnings simulation model, the Board of Directors of the Bank has established separate and distinct policy limits for acceptable changes in the Bank’s Economic Value of Equity (“EVE”) based on certain projected changes in market interest rates. EVE represents the difference between the net present value of the Bank’s interest-earning assets and interest-bearing liabilities at a point in time.

Overall, the Bank’s EVE for all Up basis points scenarios presented as of December 31, 2014 improved compared to December 31, 2013. This improvement was driven partially by strategic interest rate mitigation steps taken by the Bank during the first quarter of 2014 and partially by updated assumptions during the third quarter of 2014 concerning the weighted average life of the Bank’s non-maturing deposits.

To combat the continued downward repricing in the Bank’s loan and investment portfolios during 2013, a primary strategy for the Bank during the year included the origination of loans with longer repricing durations than traditionally originated and retained within the Bank’s portfolio.  This strategy of extending the repricing duration of the Bank’s loans to mitigate the negative repricing trends within its interest-earning assets negatively affected the Bank’s ability to maintain its interest rate risk position within its Board-approved policy limits for its EVE.

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

The Bank exceeded its Board-approved policy limits for changes in its EVE again during the first quarter of 2014. In reaction to exceeding this limit, the Bank replaced maturing FHLB advances with $25 million of new fixed rate FHLB advances having a weighted average life of five years and a weighted average cost of 1.85%.

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

Table 42 — Bank Economic Value of Equity Sensitivity for 2014

		Increase in Rates
		100	200	300	400
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points	Basis Points

Estimated Economic Value of Equity	$489,421	$464,726	$430,100	$378,932	$329,996
Change from base		$(24,695)	$(59,321)	$(110,489)	$(159,425)
% Change from base		-5.05%	-12.12%	-22.58%	-32.57%
Board policy limit on % change from base		-10.00%	-20.00%	-35.00%	-45.00%

Table 43 — Bank Economic Value of Equity Sensitivity for 2013

		Increase in Rates
		100	200	300	400
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points	Basis Points

Estimated Economic Value of Equity	$436,190	$394,056	$350,972	$308,819	$260,398
Change from base		$(42,134)	$(85,218)	$(127,371)	$(175,792)
% Change from base		-9.66%	-19.54%	-29.20%	-40.30%
Board policy limit on % change from base		-10.00%	-20.00%	-35.00%	-45.00%

Adoption of New Accounting Pronouncements:

Accounting Standards Update (“ASU”) 2014-16 — Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity

The amendments in this ASU clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this ASU are effective on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of January 1, 2016. Retrospective application is permitted to all relevant prior periods. The Company is in the process of analyzing whether this amendment will have a material impact on the Company’s financial statements.

ASU 2014-17 — Business Combinations (Topic 805): Pushdown Accounting

The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this ASU were effective November 18, 2014. This ASU did not have a material impact on the Company’s financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2014 and 2013

Consolidated statements of income and comprehensive income — years ended December 31, 2014, 2013 and 2012

Consolidated statements of stockholders’ equity — years ended December 31, 2014, 2013 and 2012

Consolidated statements of cash flows — years ended December 31, 2014, 2013 and 2012

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, in relation to the criteria described in the report, The 1992 Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2014, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of internal control in their report dated March 12, 2015.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in The 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in The 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky
March 12, 2015

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2014	2013
ASSETS

Cash and cash equivalents	$72,878	$170,863
Securities available for sale	435,911	432,893
Securities held to maturity (fair value of $45,807 in 2014 and $50,768 in 2013)	45,437	50,644
Mortgage loans held for sale, at fair value	6,388	3,506
Loans	3,040,495	2,589,792
Allowance for loan and lease losses	(24,410)	(23,026)
Loans, net	3,016,085	2,566,766
Federal Home Loan Bank stock, at cost	28,208	28,342
Premises and equipment, net	32,987	32,908
Premises, held for sale	1,317	—
Goodwill	10,168	10,168
Other real estate owned	11,243	17,102
Bank owned life insurance	51,415	25,086
Other assets and accrued interest receivable	34,976	33,626

TOTAL ASSETS	$3,747,013	$3,371,904

LIABILITIES

Deposits:
Non interest-bearing	$502,569	$488,642
Interest-bearing	1,555,613	1,502,215
Total deposits	2,058,182	1,990,857

Securities sold under agreements to repurchase and other short-term borrowings	356,108	165,555
Federal Home Loan Bank advances	707,500	605,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	25,252	26,459

Total liabilities	3,188,282	2,829,111

Commitments and contingent liabilities (Footnote 19)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,603,354 shares (2014) and 18,541,284 shares (2013) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,245,492 shares (2014) and 2,259,926 (2013) issued and outstanding	4,904	4,894
Additional paid in capital	134,889	133,012
Retained earnings	414,623	401,766
Accumulated other comprehensive income	4,315	3,121

Total stockholders’ equity	558,731	542,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,747,013	$3,371,904

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2014	2013	2012
INTEREST INCOME:

Loans, including fees	$123,360	$124,843	$170,542
Taxable investment securities	7,481	8,067	10,729
Federal Home Loan Bank stock and other	1,536	1,658	2,188
Total interest income	132,377	134,568	183,459

INTEREST EXPENSE:

Deposits	3,905	4,093	5,074
Securities sold under agreements to repurchase and other short-term borrowings	112	70	375
Federal Home Loan Bank advances	13,072	14,715	14,833
Subordinated note	2,515	2,515	2,522
Total interest expense	19,604	21,393	22,804

NET INTEREST INCOME	112,773	113,175	160,655

Provision for loan and lease losses	2,859	2,983	15,043

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	109,914	110,192	145,612

NON INTEREST INCOME:

Service charges on deposit accounts	13,807	13,954	13,496
Net refund transfer fees	16,130	13,884	78,304
Mortgage banking income	2,862	7,258	8,447
Interchange fee income	7,017	6,927	6,327
Bargain purchase gain - Tennessee Commerce Bank	—	—	27,614
Bargain purchase gain - First Commercial Bank	—	1,324	27,824
Gain on sale of securities available for sale	—	—	56
Net gain (loss) on other real estate owned	(2,218)	346	(1,303)
Increase in cash surrender value of bank owned life insurance	1,329	86	—
Other	3,592	2,451	2,700
Total non interest income	42,519	46,230	163,465

NON INTEREST EXPENSES:

Salaries and employee benefits	54,373	57,778	60,633
Occupancy and equipment, net	22,008	21,918	22,474
Communication and transportation	3,866	4,128	5,806
Marketing and development	3,264	3,106	3,213
FDIC insurance expense	1,865	1,682	1,403
Bank franchise tax expense	4,616	4,115	3,916
Data processing	3,513	3,120	4,109
Interchange related expense	3,450	3,063	2,662
Supplies	1,009	1,157	2,114
Other real estate owned expense	1,024	1,948	2,140
Charitable contributions	788	1,004	3,341
Legal expense	1,118	4,627	1,866
FHLB advance prepayment penalty	—	—	2,436
Other	7,224	8,278	9,019
Total non interest expenses	108,118	115,924	125,132

INCOME BEFORE INCOME TAX EXPENSE	44,315	40,498	183,945
INCOME TAX EXPENSE	15,528	15,075	64,606
NET INCOME	$28,787	$25,423	$119,339

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.39	$1.23	$5.71
Class B Common Stock	$1.32	$1.17	$5.55

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.38	$1.22	$5.69
Class B Common Stock	$1.32	$1.16	$5.53

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.737	$0.693	$1.749
Class B Common Stock	$0.670	$0.630	$1.590

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2014	2013	2012

Net income	$28,787	$25,423	$119,339

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(1,082)	147	—
Reclassification amount for derivative losses realized in income	424	23	—
Unrealized gain (loss) on security available for sale	2,021	(4,747)	1,043
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	475	742	1,279
Reclassification adjustment for gains recognized in earnings	—	—	(56)
Net unrealized gains (losses)	1,838	(3,835)	2,266
Tax effect	(644)	1,344	(793)
Total other comprehensive income (loss), net of tax	1,194	(2,491)	1,473

COMPREHENSIVE INCOME	$29,981	$22,932	$120,812

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2012	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

Net income	—	—	—	—	119,339	—	119,339

Net change in accumulated other comprehensive income	—	—	—	—	—	1,473	1,473

Dividend declared Common Stock:
Class A shares	—	—	—	—	(32,832)	—	(32,832)
Class B shares	—	—	—	—	(3,619)	—	(3,619)

Stock options exercised, net of shares redeemed	8	—	2	213	(68)	—	147

Repurchase of Class A Common Stock	(80)	—	(17)	(504)	(1,147)	—	(1,668)

Conversion of Class B Common Stock to Class A Common Stock	29	(29)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	426	—	—	426

Deferred director compensation expense - Class A Common Stock	3	—	—	227	—	—	227

Stock based compensation expense - restricted stock	82	—	—	50	—	—	50

Stock based compensation expense - options	—	—	—	792	—	—	792
Balance, December 31, 2012	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2013	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

Net income	—	—	—	—	25,423	—	25,423

Net change in accumulated other comprehensive income	—	—	—	—	—	(2,491)	(2,491)

Dividend declared Common Stock:
Class A shares	—	—	—	—	(12,735)	—	(12,735)
Class B shares	—	—	—	—	(1,424)	—	(1,424)

Stock options exercised, net of shares redeemed	24	—	5	610	(148)	—	467

Repurchase of Class A Common Stock	(193)	—	(43)	(1,230)	(2,822)	—	(4,095)

Conversion of Class B Common Stock to Class A to Class A Common Stock	11	(11)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	250	—	—	250

Deferred director compensation expense - Class A Common Stock	5	—	—	193	—	—	193

Stock based compensation expense - restricted stock	—	—	—	298	—	—	298

Stock based compensation expense - options	—	—	—	205	—	—	205

Balance, December 31, 2013	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2014	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

Net income	—	—	—	—	28,787	—	28,787

Net change in accumulated other comprehensive income	—	—	—	—	—	1,194	1,194

Dividend declared Common Stock:
Class A shares	—	—	—	—	(13,680)	—	(13,680)
Class B shares	—	—	—	—	(1,508)	—	(1,508)

Stock options exercised, net of shares redeemed	62	—	13	1,586	(496)	—	1,103

Repurchase of Class A Common Stock	(15)	—	(3)	(95)	(249)	—	(347)

Conversion of Class B Common Stock to Class A
Common Stock	15	(15)	—	—	—	—	—

Net change in notes receivable on Class A
Common Stock	—	—	—	(256)	—	—	(256)

Deferred director compensation expense -
Class A Common Stock	2	—	—	187	—	—	187

Stock based compensation - restricted stock	(2)	—	—	402	3	—	405

Stock based compensation expense - options	—	—	—	53	—	—	53
Balance, December 31, 2014	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$28,787	$25,423	$119,339
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	424	394	1,042
Accretion on loans, net	(6,263)	(9,479)	(3,639)
Depreciation of premises and equipment	6,363	5,311	5,372
Amortization of mortgage servicing rights	1,330	2,173	3,290
Amortization of core deposit intangible asset	—	510	171
Provision for loan and lease losses	2,859	2,983	15,043
Net gain on sale of mortgage loans held for sale	(2,440)	(6,979)	(9,698)
Origination of mortgage loans held for sale	(82,457)	(291,155)	(252,194)
Proceeds from sale of mortgage loans held for sale	82,015	305,242	255,670
Net realized (recovery) impairment of mortgage servicing rights	—	(345)	142
Net realized gain on sales, calls and impairment of securities	—	—	(56)
Net gain realized on sale of other real estate owned	(883)	(2,170)	(416)
Writedowns of other real estate owned	3,101	1,824	1,719
Deferred director compensation expense - Company Stock	187	193	227
Stock based compensation expense	458	503	842
Bargain purchase gains on acquisitions	—	(1,324)	(55,438)
Increase in cash surrender value of bank owned life insurance	(1,329)	(86)	—
Net change in other assets and liabilities:
Accrued interest receivable	(535)	973	434
Accrued interest payable	(197)	56	(321)
Other assets	(2,145)	488	6,289
Other liabilities	(2,570)	(12,278)	(1,543)
Net cash provided by operating activities	26,705	22,257	86,275

INVESTING ACTIVITIES:
Net cash received in FDIC-assisted transactions	—	—	921,247
Purchases of securities available for sale	(876,854)	(194,527)	(61,717)
Purchases of securities to be held to maturity	—	(15,000)	(23,114)
Proceeds from calls, maturities and paydowns of securities available for sale	875,978	195,553	287,773
Proceeds from calls, maturities and paydowns of securities to be held to maturity	5,137	10,294	5,341
Proceeds from sales of securities available for sale	—	—	38,724
Net change in outstanding warehouse lines of credit	(169,855)	67,000	(175,080)
Purchase of loans, including premiums paid	(235,824)	—	—
Net change in other loans	(46,383)	(11,048)	(19,801)
Proceeds from redemption of Federal Home Loan Bank stock	134	35	469
Proceeds from sales of other real estate owned	9,532	21,267	25,326
Net purchases of premises and equipment	(7,759)	(5,022)	(3,888)
Purchase of bank owned life insurance	(25,000)	(25,000)	—
Net cash (used in)/provided by investing activities	(470,894)	43,552	995,280

FINANCING ACTIVITIES:
Net change in deposits	67,325	7,929	(894,756)
Net change in securities sold under agreements to repurchase and other short-term borrowings	190,553	(85,329)	20,653
Payments of Federal Home Loan Bank advances	(188,000)	(37,600)	(590,095)
Proceeds from Federal Home Loan Bank advances	290,500	100,000	195,000
Repurchase of Common Stock	(347)	(4,095)	(1,668)
Net proceeds from Common Stock options exercised	1,103	467	147
Cash dividends paid	(14,930)	(14,009)	(36,116)
Net cash provided by/(used in) used in financing activities	346,204	(32,637)	(1,306,835)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,985)	33,172	(225,280)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170,863	137,691	362,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,878	$170,863	$137,691

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:

Cash paid during the period for:
Interest	$19,801	$21,337	$23,125
Income taxes	18,828	31,875	53,763

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$7,333	$15,271	$20,610
Loans provided for sales of other real estate owned	1,442	2,377	1,554

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution. The Captive, which was formed during the third quarter of 2014, is a wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as five other third-party insurance captives for which insurance may not be available or economically feasible.  Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

During the second quarter of 2014, Republic Bank, the Company’s wholly-owned, federally chartered savings institution, was legally merged into RB&T. The merged institution operates under the name Republic Bank & Trust Company. The merger did not materially impact the Company’s consolidated financial statements.

As of December 31, 2014, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to 2014, but realized the quantitative and qualitative nature of a segment during 2014.  All prior periods have been reclassified to conform to the current presentation. During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the RPG segment. The RPS and RCS divisions are considered immaterial for segment reporting.

Traditional Banking, Warehouse Lending and Mortgage Banking (collectively “Core Banking”)

As of December 31, 2014, in addition to an Internet delivery channel, Republic had 41 full-service banking centers with locations as follows:

•                  Kentucky — 32

•                  Metropolitan Louisville — 19

•                  Central Kentucky — 8

•                  Elizabethtown — 1

•                  Frankfort — 1

•                  Georgetown — 1

•                  Lexington — 4

•                  Shelbyville — 1

•                  Western Kentucky — 2

•                  Owensboro — 2

•                  Northern Kentucky — 3

•                  Covington — 1

•                  Florence — 1

•                  Independence — 1

•                  Southern Indiana — 3

•                  Floyds Knobs — 1

•                  Jeffersonville — 1

•                  New Albany — 1

•                  Metropolitan Tampa, Florida — 3*

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

* - One banking center in Hudson, Florida was closed in the first quarter of 2015, thereby reducing total banking center locations to 40.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other sources of Core Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, fees charged to clients for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others, primarily the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

Core Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, data processing, interchange related expenses, marketing and development expenses, FDIC insurance expense, franchise tax expense and various general and administrative costs. Core Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

The Core Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the Nation through its Warehouse segment in the form of warehouse lines of credit.  These credit facilities are secured by single family, first lien residential real estate loans. Outstanding balances on these credit facilities may be subject to significant fluctuations consistent with the overall market demand for mortgage loans.

Republic Processing Group

All divisions of the RPG segment operate through the Bank. Nationally, RPG facilitates the receipt and payment of federal and state tax refunds under the TRS division, primarily through refund transfers (“RTs”). RTs are products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products, because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned on RTs, net of rebates, are the primary source of revenue for the TRS division and the RPG segment, and are reported as non interest income under the line item “Net refund transfer fees.”

The TRS division historically originated and obtained a significant source of revenue from Refund Anticipation Loans (“RAL”s), but terminated this product effective April 30, 2012. RALs were short-term consumer loans offered to taxpayers that were secured by the client’s anticipated tax refund, which represented the sole source of repayment. While RALs were terminated in 2012, TRS has received and expects to continue receiving recoveries from previously charged-off RALs.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates — Financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting estimates relate to:

•                  Allowance for Loan and Lease Losses (“Allowance”) and Provision for Loan and Lease Losses (“Provision”)

•                  Acquisition Accounting

•                  Goodwill and Other Intangible Assets

•                  Mortgage Servicing Rights

•                  Income Tax Accounting

•                  Investment Securities

•                  Other Real Estate Owned

These estimates are particularly subject to change and actual results could differ from these estimates.

Concentration of Credit Risk — With the exception of loans originated through its Correspondent Lending channel, most of the Company’s Traditional Banking business activity is with clients located in Kentucky, Indiana, Florida, and Tennessee. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

Loans originated through the Traditional Bank’s Correspondent Lending channel are primarily secured by single family, first lien residences located outside the Company’s market footprint, with 86% of such loans secured by collateral located in the state of California as of December 31, 2014. Furthermore, warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the Nation. As of December 31, 2014, 42% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2014, 2013 and 2012, approximately 12%, 9% and 38% of total Company net revenues (net interest income plus non interest income) were derived from the RPG segment.

For 2014, 2013 and 2012, approximately 5%, 4% and 1% of total Company net revenues (net interest income plus non interest income) were derived from the Company’s Warehouse segment.

Cash Flows — Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Net cash flows are reported for client loan and deposit transactions, interest-bearing deposits in other financial institutions, repurchase agreements and income taxes.

Interest-Bearing Deposits in Other Financial Institutions — Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Trust Assets — Property held for clients in fiduciary or agency capacities, other than trust cash on deposit at the Bank, is not included in the consolidated financial statements since such items are not assets of the Bank.

Securities — Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. OTTI related to credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Bank compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Acquisition Accounting — The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its internal growth strategies. The Bank’s most recent acquisitions occurred during 2012 with the execution of two FDIC-assisted transactions.

The Bank accounts for acquisitions in accordance with the acquisition method as outlined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

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

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net gains on mortgage loans held for sale are recorded as a component of Mortgage Banking income and represent the difference between the selling price and the carrying value of the loans sold. Substantially all of the gains or losses on the sale of loans are reported in earnings when the interest rates on loans are locked.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage loans held for sale are generally sold with the mortgage servicing rights (“MSRs”) retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded as a component of net servicing income within Mortgage Banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into Mortgage Banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

MSRs are evaluated for impairment quarterly based upon the fair value of the MSRs as compared to carrying amount. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate, loan type, loan terms and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Bank later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance is recorded as an increase to income. Changes in valuation allowances are reported within Mortgage Banking income on the income statement. The fair value of the MSR portfolios is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates.

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2014 and 2013, management determined there was no impairment within the MSR portfolio.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $1.8 million, $2.1 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012. Late fees and ancillary fees related to loan servicing are nominal.

Loans — The Bank’s financing receivables consist primarily of loans and a minimal amount of lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, inclusive of purchase premiums or discounts, deferred loan fees and costs and the Allowance. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.

Lease financing receivables, all of which are direct financing leases, are reported at their principal balance outstanding net of any unearned income, deferred fees and costs and applicable Allowance.  Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

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

•                  ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value purchase credit impaired (“PCI”) loans. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan, or fair value, represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category, whose credit risk is considered by management equivalent to a non-PCI Special Mention loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

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

PCI loans are placed on non-accrual if management cannot reasonably estimate future cash flows on such loans.

If a troubled debt restructuring is performed on a PCI loan, the loan is considered impaired under the applicable troubled debt restructurings (“TDRs”) accounting standards and transferred out of the PCI population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan and Lease Losses (“Allowance”) — The Allowance is a valuation allowance for probable incurred credit losses and includes overdrawn deposit accounts. Loan losses are charged against the Allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the Allowance. Management estimates the Allowance balance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the Allowance may be made for specific classes, but the entire Allowance is available for any loan that, in management’s judgment, should be charged off.

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

A non-PCI loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A PCI loan is considered impaired when, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Loans that meet the following classifications are considered impaired:

•                        Internally rated “Substandard,” “Doubtful” or “Loss;”

•                        Internally rated PCI with cash flows that have deteriorated from management’s initial acquisition day estimate;

•                        On non-accrual status and non-PCI rated and past due 90 days-or-more and still on accrual;

•                        Retail and commercial TDRs; and

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related credits exhibiting an increased risk of loss are typically obtained within one year of the previous appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, in order to take account of periods of economic growth and economic downturn, management currently uses the highest of the rolling eight, twelve, sixteen or twenty quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

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

•                  Changes in the volume and severity of past due, non-performing and classified loans;

•                  Changes in the value of underlying collateral for collateral-dependent loans;

•                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of portfolios, including the condition of various market segments;

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

Portfolio Segment 1 — Loans where the Allowance methodology is determined based on a loan grading system (primarily commercial related loans and retail TDRs).

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

Portfolio Segment 2 — Loans where the Allowance methodology is driven by delinquency and non-accrual data (primarily small dollar, retail mortgage or consumer related).

For this portfolio, the Bank analyzes risk classes based on delinquency and/or non-accrual status.

See Footnote 3 “Loans and Allowance for Loan and Lease Losses” in this section of the filing for additional discussion regarding the Company’s Allowance.

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

Other Real Estate Owned (“OREO”) — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s Credit Administration Department (“CAD”) reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g. residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Home Loan Bank Stock (“FHLB”) — The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

Bank Owned Life Insurance (“BOLI”) — The Bank maintains BOLI policies on certain employees. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Bank recognizes tax-free income from the periodic increases in cash surrender value of these policies and from death benefits in non interest income. Credit ratings for the Bank’s BOLI carriers are reviewed at least annually.

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

Based on its assessment, the Company believes its goodwill of $10 million was not impaired and is properly recorded in the consolidated financial statements as of December 31, 2014 and 2013.

Other intangible assets consist of core deposit and acquired client relationship intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which can range from two to ten years. During 2013, the Company amortized all $510,000 in other intangible assets held as of December 31, 2012.

Off Balance Sheet Financial Instruments — Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering client collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees and are recorded at fair value.

Derivatives — Derivatives are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value. The Company’s derivatives include interest rate swap agreements. For asset/liability management purposes, the Bank uses interest rate swap agreements to hedge the exposure or to modify the interest rate characteristic of certain immediately repricing liabilities. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income. Offsetting fair values are recorded in other assets and other liabilities with no net effect on operating income.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.

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

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income (“OCI”). OCI includes, net of tax, unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges, which are also recognized as a separate component of equity.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet includes $0 and $168,000 of required reserve balances at December 31, 2014 and 2013.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $1 million as of December 31, 2014.

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

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Footnote 4 “Fair Value” in this section of the filing. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information — Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in four lines of business — Traditional Banking,  Warehouse,  Mortgage Banking and RPG.

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

2.                          INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$146,625	$312	$(15)	$146,922
Private label mortgage backed security	4,030	1,220	—	5,250
Mortgage backed securities - residential	118,836	5,511	(91)	124,256
Collateralized mortgage obligations	143,283	1,034	(1,146)	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,000	18	—	1,018
Corporate bonds	15,011	52	—	15,063
Total securities available for sale	$428,785	$8,378	$(1,252)	$435,911

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$97,157	$409	$(101)	$97,465
Private label mortgage backed security	4,740	745	—	5,485
Mortgage backed securities - residential	146,087	4,288	(288)	150,087
Collateralized mortgage obligations	164,264	1,228	(1,546)	163,946
Mutual fund	1,000	—	(5)	995
Corporate bonds	15,015	50	(150)	14,915
Total securities available for sale	$428,263	$6,720	$(2,090)	$432,893

2.                          INVESTMENT SECURITIES (continued)

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,747	$1	$(7)	$1,741
Mortgage backed securities - residential	147	20	—	167
Collateralized mortgage obligations	38,543	423	(4)	38,962
Corporate bonds	5,000	—	(63)	4,937
Total securities held to maturity	$45,437	$444	$(74)	$45,807

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2013 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$2,311	$7	$(13)	$2,305
Mortgage backed securities - residential	420	43	—	463
Collateralized mortgage obligations	42,913	387	(184)	43,116
Corporate bonds	5,000	—	(116)	4,884
Total securities held to maturity	$50,644	$437	$(313)	$50,768

At December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During 2014 and 2013, there were no sales of securities available for sale.

During 2012, the Bank recognized gross gains of $56,000 and gross losses of $0 in earnings for sales of securities available for sale.

The tax provision related to the Bank’s realized gains totaled $0, $0 and $20,000 for the years ended December 31, 2014, 2013 and 2012.

2.                          INVESTMENT SECURITIES (continued)

Maturities

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2014 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
December 31, 2014 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$10,065	$10,119	$1,037	$1,038
Due from one year to five years	141,571	141,842	710	703
Due from five years to ten years	10,000	10,024	5,000	4,937
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,030	5,250	—	—
Mortgage backed securities - residential	118,836	124,256	147	167
Collateralized mortgage obligations	143,283	143,171	38,543	38,962
Freddie Mac preferred stock	—	231	—	—
Mutual fund	1,000	1,018	—	—
Total securities	$428,785	$435,911	$45,437	$45,807

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an OTTI charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During the second quarter of 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to OCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of December 31, 2014, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $231,000.

Corporate Bonds

During 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds, which have a weighted average life of seven years, were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of December 31, 2014 and 2013.

2.                          INVESTMENT SECURITIES (continued)

Mortgage backed Securities

At December 31, 2014, with the exception of the $5.3 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At December 31, 2014 and 2013, there were gross unrealized/unrecognized losses of $1.2 million and $1.8 million related to available for sale mortgage backed securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

2.                          INVESTMENT SECURITIES (continued)

Market Loss Analysis

Securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2014 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$2,089	$(15)	$—	$—	$2,089	$(15)
Mortgage backed securities - residential	7,535	(91)	—	—	7,535	(91)
Collateralized mortgage obligations	46,058	(881)	12,534	(265)	58,592	(1,146)
Total securities available for sale	$55,682	$(987)	$12,534	$(265)	$68,216	$(1,252)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$517	$(7)	$—	$—	$517	$(7)
Collateralized mortgage obligations	9,045	(4)	—	—	9,045	(4)
Corporate bonds	4,936	(63)	—	—	4,936	(63)
Total securities held to maturity	$14,498	$(74)	$—	$—	$14,498	$(74)

	Less than 12 months		12 months or more		Total
December 31, 2013 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$44,041	$(101)	$—	$—	$44,041	$(101)
Mortgage backed securities - residential	19,494	(288)	—	—	19,494	(288)
Collateralized mortgage obligations	55,927	(1,546)	—	—	55,927	(1,546)
Mutual fund	995	(5)	—	—	995	(5)
Corporate bonds	9,850	(150)	—	—	9,850	(150)
Total securities available for sale	$130,307	$(2,090)	$—	$—	$130,307	$(2,090)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$521	$(13)	$—	$—	$521	$(13)
Collateralized mortgage obligations	18,686	(184)	—	—	18,686	(184)
Corporate bonds	4,884	(116)	—	—	4,884	(116)
Total securities held to maturity	$24,091	$(313)	$—	$—	$24,091	$(313)

2.                          INVESTMENT SECURITIES (continued)

At December 31, 2014, the Bank’s security portfolio consisted of 157 securities, 17 of which were in an unrealized loss position.

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

•       An analysis of whether it is more-likely-than-not that the Bank will be required to sell the debt security before its anticipated recovery;

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.3 million at December 31, 2014. This security, with an average remaining life currently estimated at three years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 4 “Fair Value.”

2.                          INVESTMENT SECURITIES (continued)

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Year ended December 31, (in thousands)	2014	2013	2012

Balance, beginning of year	$1,941	$2,142	$3,455
Recovery of losses previously recorded	(141)	(201)	—
Realized pass through of actual losses	—	—	(1,313)
Balance, end of year	$1,800	$1,941	$2,142

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $4.0 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2014	2013

Carrying amount	$409,868	$224,693
Fair value	410,307	224,989

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

December 31, (in thousands)	2014	2013

Residential real estate:
Owner occupied	$1,118,341	$1,097,795
Owner occupied - correspondent*	226,628	NA
Non owner occupied	96,492	110,809
Commercial real estate	772,309	773,173
Commercial real estate - purchased whole loans*	34,898	34,186
Construction & land development	38,480	44,351
Commercial & industrial	157,339	127,763
Lease financing receivables	2,530	NA
Warehouse lines of credit	319,431	149,576
Home equity	245,679	226,782
Consumer:
RPG loans	4,095	1,827
Credit cards	9,573	9,030
Overdrafts	1,180	944
Purchased whole loans*	4,626	NA
Other consumer	8,894	13,556
Total loans**	3,040,495	2,589,792
Allowance for loan and lease losses	(24,410)	(23,026)

Total loans, net	$3,016,085	$2,566,766

* - Identifies loans to borrowers located primarily outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

NA -  Not applicable.

The table below reconciles the contractually receivable and carrying amounts of loans at December 31, 2014 and 2013:

December 31, (in thousands)	2014	2013

Contractually receivable	$3,050,599	$2,614,632
Unearned income(1)	(174)	—
Unamortized premiums(2)	4,490	260
Unaccreted discounts(3)	(15,675)	(26,624)
Net unamortized deferred origination fees and costs	1,255	1,524
Carrying value of loans	$3,040,495	$2,589,792

(1) - Relates to lease financing receivables.

(2) - Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.

(3) - Discounts predominately relate to loans acquired in the Bank’s 2012 FDIC-assisted transactions.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Loan Purchases

In May 2014, the Bank began acquiring single family, first lien mortgage loans for investment within its loan portfolio through its Correspondent Lending channel. Correspondent Lending generally involves the Bank acquiring, primarily from Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 86% of loans acquired through this origination channel as of December 31, 2014, secured by collateral in the state of California.

In addition to secured mortgage loans acquired through its Correspondent Lending channel, the Bank also began acquiring unsecured consumer installment loans for investment from a third-party originator in April 2014. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

The table below reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during 2014. No purchases of these types of loans were made during 2013.

December 31, (in thousands)	Purchase Activity 2014*
Residential real estate:
Owner occupied - correspondent	$230,340
Consumer:
Purchased whole loans	5,484
Total purchased loans	$235,824

* - Represents gross loan amount at origination.

Subprime Lending

The Bank has certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination. These loans totaled approximately $53 million and $58 million at December 31, 2014 and 2013. Approximately $15 million and $17 million of the outstanding subprime loans at December 31, 2014 and 2013 were originated for Community Reinvestment Act (“CRA”) purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Purchased Credit Impaired (“PCI”) Loans

PCI loans acquired during the Bank’s 2012 FDIC-assisted transactions are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

The table below reconciles the contractually required and carrying amounts of PCI loans at December 31, 2014 and 2013:

December 31, (in thousands)	2014	2013

Contractually-required principal	$26,571	$57,770
Non-accretable amount	(6,784)	(13,582)
Accretable amount	(2,297)	(3,457)
Carrying value of loans	$17,490	$40,731

The following table presents a rollforward of the accretable amount on PCI loans for years ended December 31, 2014, 2013 and 2012:

December 31, (in thousands)	2014	2013	2012

Balance, beginning of year	$(3,457)	$(3,095)	$(3,410)
Transfers between non-accretable and accretable	(3,783)	(6,455)	—
Net accretion into interest income on loans, including loan fees	4,943	6,093	315
Other changes	—	—	—
Balance, end of year	$(2,297)	$(3,457)	$(3,095)

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures for the years ending December 2014 and 2013 follow:

•                  For new and renewed C&I, CRE and construction and land development loans, the Bank’s CAD assigns the credit quality grade to the loan. Loan grades for new C&I, CRE and construction and land development loans with an aggregate credit exposure of $2 million or greater are validated by the Senior Loan Committee (“SLC”).

•                  The SLC is made up of senior and executive personnel.

•                  Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to the senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CAD.

•                  A senior officer meets monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are designed to give loan officers an opportunity to identify an existing loan that should be downgraded.

•                  Monthly, members of senior management along with managers of Commercial Lending, CAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all C&I and CRE, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding credit quality grades, foreclosure mitigation, loan extensions, troubled debt restructurings and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the Allowance analysis.

•                  All new and renewed warehouse lines of credit are approved by the SLC and Executive Loan Committee. The CAD assigns the initial credit quality grade to warehouse facilities. Monthly, members of senior management along with the SLC, review warehouse lending activity and monitor key performance indicators such as average days outstanding, average Fair Isaac Corporation (“FICO”) credit report score, average LTV and other important factors.

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

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

Purchased Credit Impaired Loans - Group 1 (“PCI-1”): To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category, whose credit risk is considered by management equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate.  Provisions for loan and lease losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Purchased Credit Impaired Loans — Substandard (“PCI-Sub”): If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan within the Bank’s credit rating matrix. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

For all real estate and consumer loans that do not meet the scope above, the Bank uses a grading system based on delinquency and non-accrual status. Loans that are 80 days or more past due, on non-accrual, or are troubled debt restructurings are graded “Substandard.” Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross-collateralized with a classified C&I or CRE loan.

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

Management separately monitors PCI loans, and on at least a quarterly basis, reviews them against the factors and assumptions used in determining their day-one fair values. In addition to its quarterly evaluation, a PCI loan is typically reviewed when it is modified or extended, or when information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

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

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Credit Quality Indicators

Based on the Bank’s internal analysis performed, the risk category of loans by class follows:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2014		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$26,828	$14,586	$—	$1,205	$—	$42,619
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	844	2,886	—	1,709	—	5,439
Commercial real estate	736,012	7,838	15,636	—	12,823	—	772,309
Commercial real estate - purchased whole loans	34,898	—	—	—	—	—	34,898
Construction & land development	35,339	120	2,525	—	496	—	38,480
Commercial & industrial	153,362	625	2,108	—	1,244	—	157,339
Lease financing receivables	2,530	—	—	—	—	—	2,530
Warehouse lines of credit	319,431	—	—	—	—	—	319,431
Home equity	—	—	2,220	—	—	—	2,220
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	13	38	—	13	—	64

Total	$1,281,572	$36,268	$39,999	$—	$17,490	$—	$1,375,329

* - At December 31, 2014, Special Mention and Substandard loans included $443,000 and $6 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** - The above table excludes all non-classified residential real estate and consumer loans at the respective period ends. The table also excludes most non-classified small C&I and CRE relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2013		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$27,431	$10,994	$—	$2,810	$—	$41,235
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA	NA
Non owner occupied	—	919	1,292	—	7,936	—	10,147
Commercial real estate	709,610	11,125	25,296	—	27,142	—	773,173
Commercial real estate - Purchased whole loans	34,186	—	—	—	—	—	34,186
Construction & land development	40,591	128	2,386	—	1,246	—	44,351
Commercial & industrial	123,646	296	2,257	—	1,564	—	127,763
Lease financing receivables	NA	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	149,576	—	—	—	—	—	149,576
Home equity	—	250	2,014	—	—	—	2,264
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	NA	NA	NA	NA	NA	NA	NA
Other consumer	—	18	66	—	33	—	117

Total	$1,057,609	$40,167	$44,305	$—	$40,731	$—	$1,182,812

* - At December 31, 2013, Special Mention and Substandard loans included $1 million and $6 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** - The above table excludes all non-classified residential real estate and consumer loans at the respective period ends. The table also excludes most non-classified small C&I and CRE relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

NA -  Not applicable.

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Allowance for Loan and Lease Losses

Activity in the Allowance follows:

December 31 (in thousands)	2014	2013	2012

Allowance, beginning of period	$23,026	$23,729	$24,063

Charge offs - Core Banking	(3,558)	(6,185)	(9,888)
Charge offs - RPG	(5)	—	(11,097)
Total charge offs	(3,563)	(6,185)	(20,985)

Recoveries - Core Banking	1,506	1,654	1,387
Recoveries - RPG	582	845	4,221
Total recoveries	2,088	2,499	5,608

Net (charge offs) recoveries - Core Banking	(2,052)	(4,531)	(8,501)
Net (charge offs) recoveries - RPG	577	845	(6,876)
Net (charge offs) recoveries	(1,475)	(3,686)	(15,377)

Provision for losses - Core Banking	3,392	3,828	8,167
Provision for losses - RPG	(533)	(845)	6,876
Total provision for losses	2,859	2,983	15,043

Allowance, end of period	$24,410	$23,026	$23,729

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

•                  Changes in the volume and severity of past due, non-performing and classified loans;

•                  Changes in the value of underlying collateral for collateral-dependent loans;

•                  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of portfolios, including the condition of various market segments;

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•                  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

3.             LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present the activity in the Allowance by portfolio class for the years ended December 31, 2014, 2013 and 2012:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Year Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—
Provision for losses	1,448	567	(28)	144	—	(441)	(16)	25
Charge offs	(836)	—	(185)	(868)	—	(18)	(20)	—
Recoveries	137	—	27	155	—	89	114	—

Ending balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	$—	$126	$23,026
Provision for losses	350	699	(533)	49	383	185	27	2,859
Charge offs	—	(548)	(5)	(88)	(591)	—	(404)	(3,563)
Recoveries	—	183	582	35	391	—	375	2,088

Ending balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410

					Commercial
	Residential Real Estate				Real Estate -			Lease
Year Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2013 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,006	NA	$1,049	$8,843	$34	$2,769	$580	NA
Provision for losses	2,411	NA	43	539	—	(902)	876	NA
Charge offs	(1,886)	NA	(241)	(1,190)	—	(619)	(466)	NA
Recoveries	285	NA	172	117	—	48	99	NA

Ending balance	$7,816	NA	$1,023	$8,309	$34	$1,296	$1,089	NA

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$541	$2,348	$—	$210	$198	NA	$151	$23,729
Provision for losses	(92)	515	(845)	202	191	NA	45	2,983
Charge offs	—	(632)	—	(142)	(601)	NA	(408)	(6,185)
Recoveries	—	165	845	19	411	NA	338	2,499

Ending balance	$449	$2,396	$—	$289	$199	NA	$126	$23,026

NA -  Not applicable.

3.             LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

					Commercial
	Residential Real Estate				Real Estate -			Lease
Year Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2012 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$5,212	NA	$1,142	$7,724	$—	$3,042	$1,025	NA
Allocation of previously unallocated allowance*	1,117	NA	146	47		—	—	NA
Provision for losses	3,549	NA	144	2,015	34	1,545	(294)	NA
Charge offs	(3,128)	NA	(520)	(1,033)	—	(1,922)	(176)	NA
Recoveries	256	NA	137	90	—	104	25	NA

Ending balance	$7,006	NA	$1,049	$8,843	$34	$2,769	$580	NA

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Unallocated*	Total

Beginning balance	$104	$2,984	$—	$503	$135	NA	$227	$1,965	$24,063
Allocation of previously unallocated allowance*	—	536	—	47	17	NA	55	(1,965)	—
Provision for losses	437	988	6,876	(253)	92	NA	(90)	—	15,043
Charge offs	—	(2,252)	(11,097)	(123)	(468)	NA	(266)	—	(20,985)
Recoveries	—	92	4,221	36	422	NA	225	—	5,608

Ending balance	$541	$2,348	$—	$210	$198	NA	$151	$—	$23,729

NA - Not applicable

* Allocation was made January 1, 2012 based on a methodology change to the Company’s Allowance.

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2014	2013	2012

Loans on non-accrual status(1)	$23,337	$19,104	$18,506
Loans past due 90-days-or-more and still on accrual(2)	322	1,974	3,173

Total non-performing loans	23,659	21,078	21,679
Other real estate owned	11,243	17,102	26,203
Total non-performing assets	$34,902	$38,180	$47,882

Credit Quality Ratios:
Non-performing loans to total loans	0.78%	0.81%	0.82%
Non-performing assets to total loans (including OREO)	1.14%	1.46%	1.79%
Non-performing assets to total assets	0.93%	1.13%	1.41%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90-days-or-more and still accruing were PCI loans accounted for under ASC 310-30.

3.             LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

				Past Due 90-Days-or-More
	Non-Accrual			and Still Accruing Interest*
December 31, (dollars in thousands)	2014	2013	2012	2014	2013	2012

Residential real estate:
Owner occupied	$10,903	$8,538	$9,298	$322	$673	$730
Owner occupied - correspondent	—	NA	NA	—	NA	NA
Non owner occupied	2,352	1,279	1,376	—	—	—
Commercial real estate	6,151	7,643	3,756	—	—	712
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	1,990	97	1,777	—	70	531
Commercial & industrial	169	327	334	—	1,231	1,200
Lease financing receivables	—	NA	NA	—	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,678	1,128	1,868	—	—	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	NA	NA	—	NA	NA
Other consumer	94	92	97	—	—	—

Total	$23,337	$19,104	$18,506	$322	$1,974	$3,173

* - For all periods presented, loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

NA - Not applicable.

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance, primarily retail, homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. TDRs on non-accrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

3.             LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The Bank considers the performance of the loan portfolio and its impact on the Allowance. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan (which was previously presented) and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2014 and 2013:

	Residential Real Estate				Consumer
		Owner						Purchased
December 31, 2014	Owner	Occupied -	Non Owner	Home	RPG	Credit		Whole	Other
(in thousands)	Occupied	Correspondent	Occupied	Equity	Loans	Cards	Overdrafts	Loans	Consumer

Performing	$1,107,116	$226,628	$94,140	$244,001	$4,095	$9,573	$1,180	$4,626	$8,800
Non performing	11,225	—	2,352	1,678	—	—	—	—	94

Total	$1,118,341	$226,628	$96,492	$245,679	$4,095	$9,573	$1,180	$4,626	$8,894

	Residential Real Estate				Consumer
December 31, 2013	Owner	Owner Occupied-	Non Owner	Home	RPG	Credit		Purchased	Other
(in thousands)	Occupied	Correspondent	Occupied	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer

Performing	$1,088,584	NA	$109,530	$225,654	$1,827	$9,030	$944	NA	$13,464
Non performing	9,211	NA	1,279	1,128	—	—	—	NA	92

Total	$1,097,795	NA	$110,809	$226,782	$1,827	$9,030	$944	NA	$13,556

NA -  Not applicable.

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2014	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$3,039	$1,329	$3,640	$8,008	$1,110,333	$1,118,341
Owner occupied - correspondent	—	—	—	—	226,628	226,628
Non owner occupied	36	635	105	776	95,716	96,492
Commercial real estate	585	—	2,387	2,972	769,337	772,309
Commercial real estate - purchased whole loans	—	—	—	—	34,898	34,898
Construction & land development	—	—	1,990	1,990	36,490	38,480
Commercial & industrial	211	—	—	211	157,128	157,339
Lease financing receivables	—	—	—	—	2,530	2,530
Warehouse lines of credit	—	—	—	—	319,431	319,431
Home equity	706	158	498	1,362	244,317	245,679
Consumer:
RPG loans	107	34	—	141	3,954	4,095
Credit cards	124	10	—	134	9,439	9,573
Overdrafts	178	—	—	178	1,002	1,180
Purchased whole loans	12	—	—	12	4,614	4,626
Other consumer	38	29	—	67	8,827	8,894

Total	$5,036	$2,195	$8,620	$15,851	$3,024,644	$3,040,495
Delinquency ratio**	0.17%	0.07%	0.28%	0.52%

	30 - 59	60 - 89	90 or More
December 31, 2013	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$1,956	$733	$3,668	$6,357	$1,091,438	$1,097,795
Owner occupied - correspondent	—	NA	NA	NA	NA	NA
Non owner occupied	195	967	131	1,293	109,516	110,809
Commercial real estate	874	384	3,940	5,198	767,975	773,173
Commercial real estate - purchased whole loans	—	—	—	—	34,186	34,186
Construction & land development	332	—	167	499	43,852	44,351
Commercial & industrial	—	—	1,415	1,415	126,348	127,763
Lease financing receivables	—	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	149,576	149,576
Home equity	665	48	397	1,110	225,672	226,782
Consumer:
RPG loans	—	—	—	—	1,827	1,827
Credit cards	87	6	5	98	8,932	9,030
Overdrafts	159	—	—	159	785	944
Purchased whole loans	—	NA	NA	NA	NA	NA
Other consumer	67	27	—	94	13,462	13,556

Total	$4,335	$2,165	$9,723	$16,223	$2,573,569	$2,589,792
Delinquency ratio**	0.17%	0.08%	0.38%	0.63%

* - All loans past due 90 days-or-more, excluding PCI loans, as of December 31, 2014 and 2013 were on non-accrual status.

** - Represents total loans 30-days-or-more past due divided by total loans.

NA - Not applicable.

3.                                                              LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Impaired Loans

The Bank defines impaired loans as follows:

•                        All loans internally rated as “Substandard,” “Doubtful” or “Loss;”

•                        All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial acquisition day estimate;

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

Information regarding the Bank’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2014	2013	2012

Loans with no allocated allowance for loan losses	$32,560	$36,721	$36,325
Loans with allocated allowance for loan losses	53,620	71,273	69,382

Total impaired loans	$86,180	$107,994	$105,707

Amount of the allowance for loan losses allocated	$5,564	$6,674	$8,531
Average of individually impaired loans during the year	92,428	110,272	93,487
Interest income recognized during impairment	4,279	3,489	2,682
Cash basis interest income recognized	—	—	—

Approximately $10 million and $24 million of impaired loans at December 31, 2014 and 2013 were PCI loans. Approximately $6 million of impaired loans at both December 31, 2014 and 2013 were formerly PCI loans which became classified as “impaired” through a troubled debt restructuring.

3.                                                              LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2014 and 2013:

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,251	$—	$101	$913	$—	$187	$302	$—
Collectively evaluated for impairment	5,264	567	672	6,462	34	739	800	25
PCI loans with post acquisition impairment	50	—	64	365	—	—	65	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25

Loans:
Impaired loans individually evaluated, excluding PCI loans	$41,265	$—	$3,388	$22,521	$—	$2,627	$4,319	$—
Loans collectively evaluated for impairment	1,075,871	226,628	91,395	736,965	34,898	35,357	151,776	2,530
PCI loans with post acquisition impairment	725	—	1,554	6,341	—	—	1,158	—
PCI loans without post acquisition impairment	480	—	155	6,482	—	496	86	—

Total ending loan balance	$1,118,341	$226,628	$96,492	$772,309	$34,898	$38,480	$157,339	$2,530

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$225	$—	$—	$—	$—	$40	$5,019
Collectively evaluated for impairment	799	2,505	44	285	382	185	83	18,846
PCI loans with post acquisition impairment	—	—	—	—	—	—	1	545
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$799	$2,730	$44	$285	$382	$185	$124	$24,410

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,220	$—	$—	$—	$—	$52	$76,392
Loans collectively evaluated for impairment	319,431	243,459	4,095	9,573	1,180	4,626	8,829	2,946,613
PCI loans with post acquisition impairment	—	—	—	—	—	—	10	9,788
PCI loans without post acquisition impairment	—	—	—	—	—	—	3	7,702

Total ending loan balance	$319,431	$245,679	$4,095	$9,573	$1,180	$4,626	$8,894	$3,040,495

3.                                                              LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2013 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,606	NA	$61	$1,232	$—	$146	$111	NA
Collectively evaluated for impairment	4,159	NA	672	6,474	34	1,140	661	NA
PCI loans with post acquisition impairment	51	NA	290	603	—	10	317	NA
PCI loans without post acquisition impairment	—	NA	—	—	—	—	—	NA

Total ending Allowance:	$7,816	NA	$1,023	$8,309	$34	$1,296	$1,089	NA

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,211	NA	$2,061	$33,519	$—	$2,494	$4,743	NA
Loans collectively evaluated for impairment	1,055,774	NA	100,812	712,512	34,186	40,611	121,456	NA
PCI loans with post acquisition impairment	1,455	NA	5,984	14,512	—	267	1,387	NA
PCI loans without post acquisition impairment	1,355	NA	1,952	12,630	—	979	177	NA

Total ending loan balance	$1,097,795	NA	$110,809	$773,173	$34,186	$44,351	$127,763	NA

(continued)

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$203	$—	$—	$—	NA	$43	$5,402
Collectively evaluated for impairment	449	2,193	—	289	199	NA	82	16,352
PCI loans with post acquisition impairment	—	—	—	—	—	NA	1	1,272
PCI loans without post acquisition impairment	—	—	—	—	—	NA	—	—

Total ending Allowance:	$449	$2,396	$—	$289	$199	NA	$126	$23,026

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,264	$—	$—	$—	NA	$85	$84,377
Loans collectively evaluated for impairment	149,576	224,518	1,827	9,030	944	NA	13,438	2,464,684
PCI loans with post acquisition impairment	—	—	—	—	—	NA	12	23,617
PCI loans without post acquisition impairment	—	—	—	—	—	NA	21	17,114

Total ending loan balance	$149,576	$226,782	$1,827	$9,030	$944	NA	$13,556	$2,589,792

NA - Not applicable.

3.                                                              LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2014, 2013 and 2012. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

				Twelve Months Ended
	As of			December 31, 2014
	December 31, 2014					Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$6,598	$6,196	$—	$6,745	$351	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,368	2,215	—	1,758	130	—
Commercial real estate	17,282	16,248	—	16,809	912	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,144	2,144	—	2,118	165	—
Commercial & industrial	3,943	3,943	—	4,047	252	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,969	1,814	—	1,839	105	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	36,361	35,794	3,301	35,121	1,350	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,755	2,727	165	4,685	172	—
Commercial real estate	12,653	12,614	1,278	16,722	672	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	483	483	187	498	26	—
Commercial & industrial	1,534	1,534	367	1,495	115	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	452	406	225	518	25	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	62	62	41	73	4	—
Total impaired loans	$88,604	$86,180	$5,564	$92,428	$4,279	$—

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	As of			Twelve Months Ended
	December 31, 2013			December 31, 2013
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$7,136	$6,569	$—	$8,977	$120	$—
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA
Non owner occupied	1,498	1,256	—	1,520	13	—
Commercial real estate	21,886	20,953	—	21,218	693	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,087	2,087	—	2,150	103	—
Commercial & industrial	4,367	4,258	—	3,577	258	—
Lease financing receivables	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,695	1,577	—	1,982	43	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	NA	NA	NA	NA	NA	NA
Other consumer	18	18	—	138	1	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	34,393	34,097	3,657	34,154	939	—
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA
Non owner occupied	6,789	6,789	351	5,104	248	—
Commercial real estate	27,080	27,078	1,835	25,724	1,017	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	674	674	156	2,048	38	—
Commercial & industrial	1,872	1,872	428	2,593	11	—
Lease financing receivables	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	688	687	203	999	5	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	NA	NA	NA	NA	NA	NA
Other consumer	79	79	44	88	—	—
Total impaired loans	$110,262	$107,994	$6,674	$110,272	$3,489	$—

NA - Not applicable

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	As of			Twelve Months Ended
	December 31, 2012			December 31, 2012
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,299	$13,107	$—	$23,397	$224	$—
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA
Non owner occupied	955	794	—	1,656	6	—
Commercial real estate	14,293	14,293	—	11,130	707	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	3,090	2,085	—	2,883	29	—
Commercial & industrial	4,206	4,114	—	2,653	99	—
Lease financing receivables	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,753	1,546	—	858	23	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	NA	NA	NA	NA	NA	NA
Other consumer	386	386	—	219	8	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	31,709	31,458	3,034	12,558	258	—
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA
Non owner occupied	3,695	3,625	522	2,543	100	—
Commercial real estate	26,710	26,300	2,919	27,094	909	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	3,416	3,183	1,157	4,318	106	—
Commercial & industrial	2,858	2,858	348	2,614	173	—
Lease financing receivables	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,874	1,874	496	1,543	38	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	NA	NA	NA	NA	NA	NA
Other consumer	84	84	55	21	2	—
Total impaired loans	$108,328	$105,707	$8,531	$93,487	$2,682	$—

NA - Not applicable

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

Non-accrual loans modified as TDRs typically remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2014 and 2013, $14 million and $13 million of TDRs were on non-accrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2014 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$7,166	$31,966	$39,132
Commercial real estate	5,030	14,502	19,532
Construction & land development	1,990	637	2,627
Commercial & industrial	—	3,975	3,975

Total troubled debt restructurings	$14,186	$51,080	$65,266

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2013 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,514	$31,705	$37,219
Commercial real estate	7,486	22,041	29,527
Construction & land development	97	2,608	2,705
Commercial & industrial	143	4,378	4,521

Total troubled debt restructurings	$13,240	$60,732	$73,972

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2014 and 2013 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$218	$389	$607
Rate reduction	25,080	7,376	32,456
Principal deferral	1,408	349	1,757
Legal modifications	2,675	1,637	4,312
Total residential TDRs	29,381	9,751	39,132

Commercial related and construction/land development loans:
Interest only payments	4,170	926	5,096
Rate reduction	9,043	1,915	10,958
Principal deferral	5,820	4,260	10,080
Total commercial TDRs	19,033	7,101	26,134
Total troubled debt restructurings	$48,414	$16,852	$65,266

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$430	$671	$1,101
Rate reduction	26,004	4,993	30,997
Principal deferral	1,840	632	2,472
Legal modifications	1,247	1,402	2,649
Total residential TDRs	29,521	7,698	37,219

Commercial related and construction/land development loans:
Interest only payments	6,086	1,321	7,407
Rate reduction	13,958	663	14,621
Principal deferral	8,983	5,351	14,334
Legal modifications	—	391	391
Total commercial TDRs	29,027	7,726	36,753
Total troubled debt restructurings	$58,548	$15,424	$73,972

As of December 31, 2014 and 2013, 74% and 79% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $5 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2014 and 2013. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2014 and 2013.

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2014, 2013 and 2012 that were modified during the years ended December 31, 2014, 2013 and 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2014 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$—	$389	$389
Rate reduction	2,274	1,773	4,047
Principal deferral	820	28	848
Legal modifications	1,846	559	2,405
Total residential TDRs	4,940	2,749	7,689

Commercial related and construction/land development loans:
Interest only payments	1,185	385	1,570
Rate reduction	4,411	584	4,995
Principal deferral	1,102	1,726	2,828
Total commercial TDRs	6,698	2,695	9,393
Total troubled debt restructurings	$11,638	$5,444	$17,082

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current year.

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2013 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$—	$164	$164
Rate reduction	6,605	935	7,540
Principal deferral	95	157	252
Legal modifications	793	950	1,743
Total residential TDRs	7,493	2,206	9,699

Commercial related and construction/land development loans:
Interest only payments	3,095	143	3,238
Rate reduction	437	184	621
Principal deferral	3,315	—	3,315
Legal modifications	—	168	168
Total commercial TDRs	6,847	495	7,342
Total troubled debt restructurings	$14,340	$2,701	$17,041

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current year.

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including home equity loans):
Interest only payments	$—	$624	$624
Rate reduction	14,011	849	14,860
Principal deferral	6,016	1,452	7,468
Legal modifications	2,354	962	3,316
Total residential TDRs	22,381	3,887	26,268

Commercial related and construction/land development loans:
Interest only payments	3,080	342	3,422
Rate reduction	9,638	895	10,533
Principal deferral	1,582	194	1,776
Total commercial TDRs	14,300	1,431	15,731
Total troubled debt restructurings	$36,681	$5,318	$41,999

The table above is inclusive of loans which were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current year.

As of December 31, 2014, 2013 and 2012, 68%, 84% and 87% of the Bank’s TDRs that occurred during the years ended December 31, 2014, 2013 and 2012 were performing according to their modified terms. The Bank provided $1 million, $1 million and $5 million in specific reserve allocations to clients whose loan terms were modified in TDRs during 2014, 2013 and 2012. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no significant change between the pre and post modification loan balances at December 31, 2014, 2013 and 2012.

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of December 31, 2014, 2013 and 2012 and for which there was a payment default during 2014, 2013 and 2012:

Twelve Months Ended	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	10	$1,894
Owner occupied - correspondent	—	—
Non owner occupied	6	580
Commercial real estate	7	3,429
Commercial real estate - purchased whole loans	—	—
Construction & land development	1	101
Commercial & industrial	1	207
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	—	—

Total	25	6,211

Twelve Months Ended	Number of	Recorded
December 31, 2013 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	29	$2,252
Owner occupied - correspondent	NA	NA
Non owner occupied	—	—
Commercial real estate	2	352
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	1	143
Lease financing receivables	NA	NA
Warehouse lines of credit		—
Home equity	1	10
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	NA	NA
Other consumer	—	—

Total	33	2,757

NA - Not applicable.

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Twelve Months Ended	Number of	Recorded
December 31, 2012 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	31	$2,355
Owner occupied - correspondent	NA	NA
Non owner occupied	5	1,671
Commercial real estate	4	1,310
Commercial real estate - purchased whole loans	—	—
Construction & land development	2	1,154
Commercial & industrial	—	—
Lease financing receivables	NA	NA
Warehouse lines of credit		—
Home equity	—	—
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	NA	NA
Other consumer	—	—
Total	42	6,490

NA - Not applicable.

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

Derivative instruments: Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contracts”) and interest rate lock loan commitments. The fair value of the Bank’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

4.                                      FAIR VALUE (continued)

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

Premises, held for sale: Premises held for sale are accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s Credit Administration Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g. residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual grouping does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 2).

4.                                      FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$146,922	$—	$146,922
Private label mortgage backed security	—	—	5,250	5,250
Mortgage backed securities - residential	—	124,256	—	124,256
Collateralized mortgage obligations	—	143,171	—	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,018	—	—	1,018
Corporate bonds	—	15,063	—	15,063
Total securities available for sale	$1,018	$429,643	$5,250	$435,911

Mortgage loans held for sale	$—	$6,388	$—	$6,388
Rate lock commitments	—	250	—	250

Financial liabilities:
Mandatory forward contracts	—	33	—	33
Interest rate swap agreements	—	488	—	488

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$97,465	$—	$97,465
Private label mortgage backed security	—	—	5,485	5,485
Mortgage backed securities - residential	—	150,087	—	150,087
Collateralized mortgage obligations	—	163,946	—	163,946
Mutual fund	995	—	—	995
Corporate bonds	—	14,915	—	14,915
Total securities available for sale	$995	$426,413	$5,485	$432,893

Mortgage loans held for sale	$—	$3,506	$—	$3,506
Rate lock commitments	—	77	—	77
Mandatory forward contracts	—	12	—	12
Interest rate swap agreements	—	170	—	170

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2014 and 2013.

4.                                      FAIR VALUE (continued)

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2014, 2013 and 2012:

Years Ended December 31, (in thousands)	2014	2013	2012

Balance, beginning of year	$5,485	$5,687	$4,542

Total gains or losses included in earnings:
Net change in unrealized gain	475	742	2,458
Realized pass through of actual loss	—	—	(1,313)
Recovery of actual losses previously recorded	141	201	—
Principal paydowns	(851)	(1,145)	—
Balance, end of year	$5,250	$5,485	$5,687

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

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2014 and 2013:

	Fair	Valuation
December 31, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,250	Discounted cash flow	(1) Constant prepayment rate	0.5% - 6.5%

			(2) Probability of default	3.0% - 6.2%

			(2) Loss severity	60% - 75%

	Fair	Valuation
December 31, 2013 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,485	Discounted cash flow	(1) Constant prepayment rate	2.5% - 6.5%

			(2) Probability of default	3.0% - 7.0%

			(2) Loss severity	55% - 75%

4.                                      FAIR VALUE (continued)

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the aggregate fair value, contractual balance (including accrued interest), and gain was as follows:

December 31, (in thousands)	2014	2013

Aggregate fair value	$6,388	$3,506
Contractual balance	6,265	3,417
Gain	123	89

The total amount of gains and losses from changes in fair value included in earnings for 2014, 2013 and 2012 for mortgage loans held for sale are presented in the following table:

Years Ended December 31, (in thousands)	2014	2013	2012

Interest income	$183	$471	$400
Change in fair value	34	(488)	421
Total included in earnings	$217	$(17)	$821

4.                                      FAIR VALUE (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,678	$1,678
Non owner occupied	—	—	702	702
Commercial real estate	—	—	6,122	6,122
Home equity	—	—	1,346	1,346
Total impaired loans*	$—	$—	$9,848	$9,848

Other real estate owned:
Residential real estate	$—	$—	$1,916	$1,916
Commercial real estate	—	—	2,845	2,845
Construction & land development	—	—	4,427	4,427
Total other real estate owned	$—	$—	$9,188	$9,188

Premises, held for sale	$—	$1,317	$—	$1,317

	Fair Value Measurements at
	December 31, 2013 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$2,020	$2,020
Commercial real estate	—	—	5,488	5,488
Home equity	—	—	1,030	1,030
Total impaired loans*	$—	$—	$8,538	$8,538

Other real estate owned:
Residential real estate	$—	$—	$1,716	$1,716
Commercial real estate	—	—	507	507
Construction & land development	—	—	6,195	6,195
Total other real estate owned	$—	$—	$8,418	$8,418

* - The impaired loan balances in the preceding two tables exclude TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote 4 and represents estimated selling costs to liquidate the underlying collateral on such debt.

4.                                      FAIR VALUE (continued)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$1,678	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (7%)

Impaired loans - residential real estate non owner occupied	$702	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (18%)

Impaired loans - commercial real estate	$2,615	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 9% (2%)

	$3,507	Income approach	Adjustments for differences between net operating income expectations	3%-37% (22%)

Impaired loans - home equity	$1,346	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 35% (12%)

Other real estate owned - residential real estate	$1,916	Sales comparison approach	Adjustments determined for differences between comparable sales	9% - 23% (19%)

Other real estate owned - commercial real estate	$1,378	Sales comparison approach	Adjustments determined for differences between comparable sales	11% - 14% (13%)

	$1,467	Income approach	Adjustments for differences between net operating income expectations	19% (19%)

Other real estate owned - construction & land development	$2,000	Sales comparison approach	Adjustments determined for differences between comparable sales	13% - 70% (38%)

	$2,427	Income approach	Adjustments for differences between net operating income expectations	8% - 9% (8%)

Premises, held for sale	$1,317	Sales comparison approach	Adjustments determined for differences between comparable sales	1% (1%)

4.                                      FAIR VALUE (continued)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2013 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate	$2,020	Sales comparison approach	Adjustments determined for differences between comparable sales	2% - 22% (7%)

Impaired loans - commercial real estate	$5,488	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 30% (19%)

Impaired loans - home equity	$1,030	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 10% (2%)

Other real estate owned - residential real estate	$1,716	Sales comparison approach	Adjustments determined for differences between comparable sales	10% - 53% (30%)

Other real estate owned - commercial real estate	$507	Sales comparison approach	Adjustments determined for differences between comparable sales	23% - 33% (29%)

Other real estate owned - construction & land development	$2,236	Sales comparison approach	Adjustments determined for differences between comparable sales	17% - 58% (43%)

	$3,959	Income approach	Adjustments for differences between net operating income expectations	21% (21%)

4.                                      FAIR VALUE (continued)

Impaired Loans

Collateral dependent impaired loans are generally measured for impairment using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following section details impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

December 31, (in thousands)	2014	2013

Carrying amount of loans measured at fair value	$8,343	$7,629
Estimated selling costs considered in carrying amount	1,505	909
Total fair value	$9,848	$8,538

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. All of the Bank’s individual other real estate owned properties were carried at the lower of their fair value or cost at December 31, 2014 and 2013.

Details of other real estate owned carrying value and write downs follow:

As of and for the Years ended December 31, (in thousands)	2014	2013	2012

Other real estate carried at fair value	$9,188	$8,418	$7,575
Other real estate carried at cost	2,055	8,684	18,628
Total carrying value of other real estate owned	$11,243	$17,102	$26,203
Other real estate owned writedowns	$3,101	$1,824	$1,719

Premises, Held for Sale

The Company closed its Hudson, Florida banking center on January 16, 2015. The Hudson premises were held for sale at December 31, 2014 and carried at fair value. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

4.                                      FAIR VALUE (continued)

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value with fair value determined by MSR tranche. There were no tranches carried at fair value at December 31, 2014 and 2013, while nine of 21 tranches were carried at fair value as of December 31, 2012. Details of the tranches carried at fair value follow:

December 31, (in thousands)	2014	2013	2012

Outstanding balance	$—	$—	$3,829
Valuation allowance	—	—	(345)
Fair value	$—	$—	$3,484

Year to date charge (credit) to mortgage banking income due to change in valuation allowance	$—	$(345)	$142

4.                                      FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2014 and 2013 are as follows:

		Fair Value Measurements at
		December 31, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$72,878	$72,878	$—	$—	$72,878
Securities available for sale	435,911	1,018	429,643	5,250	435,911
Securities to be held to maturity	45,437	—	45,807	—	45,807
Mortgage loans held for sale, at fair value	6,388	—	6,388	—	6,388
Loans, net	3,016,085	—	—	3,045,443	3,045,443
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	8,807	—	8,807	—	8,807

Liabilities:
Non interest-bearing deposits	502,569	—	502,569	—	502,569
Transaction deposits	1,290,400	—	1,290,400	—	1,290,400
Time deposits	265,213	—	265,858	—	265,858
Securities sold under agreements to repurchase and other short-term borrowings	356,108	—	356,108	—	356,108
Federal Home Loan Bank advances	707,500	—	721,346	—	721,346
Subordinated note	41,240	—	41,198	—	41,198
Accrued interest payable	1,262	—	1,262	—	1,262

NA - Not applicable

		Fair Value Measurements at
		December 31, 2013:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$170,863	$170,863	$—	$—	$170,863
Securities available for sale	432,893	995	426,413	5,485	432,893
Securities to be held to maturity	50,644	—	50,768	—	50,768
Mortgage loans held for sale, at fair value	3,506	—	3,506	—	3,506
Loans, net	2,566,766	—	—	2,585,476	2,585,476
Federal Home Loan Bank stock	28,342	—	—	—	NA
Accrued interest receivable	8,272	—	8,272	—	8,272

Liabilities:
Non interest-bearing deposits	488,642	—	488,642	—	488,642
Transaction deposits	1,244,256	—	1,244,256	—	1,244,256
Time deposits	257,959	—	259,345	—	259,345
Securities sold under agreements to repurchase and other short-term borrowings	165,555	—	165,555	—	165,555
Federal Home Loan Bank advances	605,000	—	618,064	—	618,064
Subordinated note	41,240	—	38,020	—	38,020
Accrued interest payable	1,459	—	1,459	—	1,459

NA - Not applicable

4.                                      FAIR VALUE (continued)

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

5.                                      MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Year Ended December 31, (in thousands)	2014	2013	2012

Balance, beginning of year	$3,506	$10,614	$4,392
Origination of mortgage loans held for sale	82,457	291,155	252,194
Proceeds from the sale of mortgage loans held for sale	(82,015)	(305,242)	(255,670)
Net gain on sale of mortgage loans held for sale	2,440	6,979	9,698

Balance, end of year	$6,388	$3,506	$10,614

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily FHLMC, totaling $875 million and $929 million at December 31, 2014 and 2013. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $7 million and $6 million at December 31, 2014 and 2013.

The following table presents the components of Mortgage Banking income:

Year Ended December 31, (in thousands)	2014	2013	2012

Net gain realized on sale of mortgage loans held for sale	$2,278	$8,258	$8,796
Net change in fair value recognized on loans held for sale	34	(488)	421
Net change in fair value recognized on rate lock commitments	173	(756)	342
Net change in fair value recognized on forward contracts	(45)	(35)	139
Net gain recognized	2,440	6,979	9,698

Loan servicing income	1,752	2,107	2,181
Amortization of mortgage servicing rights	(1,330)	(2,173)	(3,290)
Change in mortgage servicing rights valuation allowance	—	345	(142)
Net servicing income recognized	422	279	(1,251)

Total Mortgage Banking income	$2,862	$7,258	$8,447

Activity for capitalized mortgage servicing rights was as follows:

Year Ended December 31, (in thousands)	2014	2013	2012

Balance, Beginning of year	$5,409	$4,777	$6,087
Additions	734	2,460	2,122
Amortized to expense	(1,330)	(2,173)	(3,290)
Change in valuation allowance	—	345	(142)

Balance, end of year	$4,813	$5,409	$4,777

5.                                      MORTGAGE BANKING ACTIVITIES (continued)

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

Year Ended December 31, (in thousands)	2014	2013	2012

Balance, beginning of year	$—	$(345)	$(203)
Additions	—	—	(247)
Reductions credited to operations	—	345	105

Balance, end of year	$—	$—	$(345)

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2014	2013

Fair value of mortgage servicing rights portfolio	$6,651	$7,337
Prepayment speed range	95%- 462%	105% - 550%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.70	6.17

Estimated future amortization expense of the MSR portfolio (net of the impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2015	$931
2016	919
2017	902
2018	876
2019	535
2020	454
2021	196

Total	$4,813

Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts and interest rate lock loan commitments. Mandatory forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Interest rate lock loan commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

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

5.                                      MORTGAGE BANKING ACTIVITIES (continued)

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	Notional Amount	Fair Value	Notional Amount	Fair Value
December 31, (in thousands)	2014		2013
Included in Mortgage loans held for sale:
Mortgage loans held for sale	$6,265	$6,388	$3,417	$3,506

Included in other assets:
Rate lock loan commitments	$12,866	$250	$4,393	$77
Mandatory forward contracts	—	—	5,571	12
Total included in other assets	$12,866	$250	$9,964	$89

Included in other liabilities:
Mandatory forward contracts	$13,181	$33	$—	$—

6.                                      INTEREST RATE SWAPS

During 2013, the Bank entered into two interest rate swap agreements as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month LIBOR or the overall changes in cash flows on certain money market deposit accounts.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

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

6.                                      INTEREST RATE SWAPS (continued)

Summary information about swaps designated as cash flow hedges as of December 31, 2014 and 2013 follows:

The following table includes summary information about swaps designated as cash flow hedges for the period ends presented:

December 31, (dollars in thousands)	2014	2013

Notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.21%	0.21%
Weighted average remaining maturity in years	6	7
Unrealized gain (loss)	$(488)	$170
Fair value of security pledged as collateral	$734	$—

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2014 and 2013:

Year Ended December 31, (in thousands)	2014	2013

Interest expense on deposits related to money market swap transaction	$201	$16
Interest expense on FHLB advances related to FHLB swap transaction	223	7
Total interest expense on swap transactions	$424	$23

The following tables present the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the years ended December 31, 2014 and 2013:

Year Ended December 31, 2014 (in thousands)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$(1,082)	$(424)	$—

Year Ended December 31, 2013 (in thousands)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$147	$(23)	$—

6.                                      INTEREST RATE SWAPS (continued)

The following table reflects the cash flow hedges included in the consolidated balance sheet as of December 31, 2014 and 2013:

	Notional Amount	Fair Value	Notional Amount	Fair Value
December 31, (dollars in thousands)	2014		2013

Fair value included in other assets:
Cash flow hedges - interest rate swaps	$—	$—	$20,000	$170

Fair value included in other liabilities:
Cash flow hedges - interest rate swaps	$20,000	$488	$—	$—

7.                                      PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2014	2013

Land	$3,477	$3,967
Buildings and improvements	27,112	28,968
Furniture, fixtures and equipment	36,478	35,011
Leasehold improvements	15,586	15,475
Construction in progress	272	173
Total premises and equipment	82,925	83,594
Less: Accumulated depreciation and amortization	49,938	50,686
Premises and equipment, net	$32,987	$32,908

The Company closed its Hudson, Florida banking center on January 16, 2015. As of December 31, 2014, the Hudson banking center was held for sale at the lower of cost or fair value, or $1.3 million.

Depreciation expense related to premises and equipment follows:

December 31, (in thousands)	2014	2013	2012

Depreciation expense	$6,363	$5,311	$5,372

8.                                      GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

December 31, (in thousands)	2014	2013

Beginning of year	$10,168	$10,168
Acquired goodwill	—	—
Impairment	—	—
End of year	$10,168	$10,168

The goodwill balance relates entirely to the Company’s Core Banking operations.  The Bank did not record any goodwill associated with its 2012 FDIC-assisted acquisitions.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2014 and 2013, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test as of December 31, 2014 or 2013.

All of the Company’s core deposit intangibles were fully amortized as of December 31, 2014 and 2013. Aggregate core deposit intangible amortization expense follows:

Years Ended December 31, (in thousands)	2014	2013	2012

Aggregate core deposit intangible amortization expense	$—	$510	$171

9.                                      DEPOSITS

Ending deposit balances at December 31, 2014 and 2013 were as follows:

December 31, (in thousands)	2014	2013

Demand	$691,787	$651,134
Money market accounts	471,339	479,569
Brokered money market accounts	35,649	35,533
Savings	91,625	78,020
Individual retirement accounts*	27,390	28,767
Time deposits, $100,000 and over*	87,959	67,255
Other certificates of deposit*	73,988	75,516
Brokered certificates of deposit*(1)	75,876	86,421

Total interest-bearing deposits	1,555,613	1,502,215
Total non interest-bearing deposits	502,569	488,642

Total deposits	$2,058,182	$1,990,857

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $100,000.

Time deposits at or above the FDIC insured limit of $250,000, including brokered certificates of deposit, are presented in the table below:

December 31, (in thousands)	2014	2013

Time deposits of $250,000 or more	$80,455	$62,821

At December 31, 2014, the scheduled maturities of all time deposits, including brokered certificates of deposit, were as follows:

Year	(in thousands)	Weighted Average Rate

2015	$158,408	0.82%
2016	30,068	1.26%
2017	13,519	0.96%
2018	27,267	1.54%
2019	35,921	1.92%
Thereafter	30	1.00%
Total	$265,213	1.10%

10.                               SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit clients arising from the Bank’s treasury management program. While comparable to deposits in their transactional nature, these overnight liabilities to clients are in the form of repurchase agreements. Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control. Information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2014	2013	2012

Outstanding balance at end of year	$356,108	$165,555	$250,884
Weighted average interest rate at year end	0.04%	0.04%	0.06%
Average outstanding balance during the year	$296,196	$170,386	$237,414
Average interest rate during the year	0.04%	0.04%	0.16%
Maximum outstanding at any month end	$408,891	$242,721	$272,057

At December 31, 2014, all securities sold under agreements to repurchase had overnight maturities.

11.                               FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2014 and 2013, FHLB advances were as follows:

December 31, (dollars in thousands)	2014	2013

Overnight advance with an interest rate of 0.14% due on January 1, 2015	$198,000	$—
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 19, 2015	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.66% due through 2023	399,500	495,000
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000
Total FHLB advances	$707,500	$605,000

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2014 and 2013, Republic had available collateral to borrow an additional $452 million and $282 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions as of December 31, 2014 and 2013.

11.                               FEDERAL HOME LOAN BANK ADVANCES (continued)

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

		Weighted
		Average
Year	(in thousands)	Rate

2015	218,000	0.26%
2016	82,000	1.74%
2017	145,000	3.44%
2018	117,500	1.53%
2019	100,000	1.80%
2020	25,000	1.36%
Thereafter	20,000	1.99%
Total	$707,500	1.60%

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (dollars in thousands)	2014	2013

First lien, single family residential real estate	$1,333,811	$1,082,624
Home equity lines of credit	103,064	105,957
Multi-family commercial real estate	12,682	13,124

12.                               SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The TPS mature in September, 2035 and are redeemable at the Company’s option on a quarterly basis beginning on October 1, 2015.  The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The Company may defer the payment of interest on the TPS for up to five consecutive years. RBCT used the proceeds from the sale of the TPS to purchase $41.2 million of unsecured fixed/floating rate subordinated debentures. The subordinated debentures mature in whole in September, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are currently treated as Tier 1 Capital for regulatory purposes and the related interest expense, currently payable quarterly at the annual rate of 6.015%, is included in the consolidated financial statements.

In 2004, the Bank executed an intragroup trust preferred transaction with the purpose of providing the Bank access to additional capital markets. The subordinated debentures held by the Bank were treated as Tier 2 Capital based on requirements administered by the Bank’s federal banking agency. In April 2013, the Bank received approval from its regulators and unwound the intragroup trust preferred transaction. The cash utilized to pay off the transaction remained at the Parent Company. Unwinding this transaction had no impact on the Bank’s two Tier 1 related capital ratios and only a minimal impact on its Total Risk Based Capital ratio.

13.                                                       INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2014	2013	2012

Current expense:
Federal	$22,143	$20,668	$51,888
State	2,469	2,167	1,565

Deferred expense:
Federal	(8,637)	(7,395)	10,798
State	(447)	(365)	355
Total	$15,528	$15,075	$64,606

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2014	2013	2012

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
State taxes, net of federal benefit	2.96%	2.89%	0.68%
General business tax credits	-0.67%	-0.73%	-0.34%
Nontaxable income	-2.80%	-1.63%	-0.38%
Other, net	0.55%	1.69%	0.16%
Effective tax rate	35.04%	37.22%	35.12%

13.                                                       INCOME TAXES (continued)

Year-end deferred tax assets and liabilities were due to the following:

Years Ended December 31, (in thousands)	2014	2013

Deferred tax assets:
Allowance for loan and lease losses	$8,439	$7,626
Accrued expenses	3,109	2,833
Net operating loss carryforward(1)	1,532	1,587
Depreciation	1,342	520
Other-than-temporary impairment	754	749
Partnership losses	602	832
OREO writedowns	1,386	776
Fair value of cash flow hedges	170	—
Other	2,051	1,285
Total deferred tax assets	19,385	16,208

Deferred tax liabilities:
Unrealized investment securities gains	(2,494)	(1,621)
Federal Home Loan Bank dividends	(4,341)	(4,311)
Deferred loan fees	(573)	(653)
Mortgage servicing rights	(1,755)	(1,959)
Bargain purchase gain	(741)	(5,462)
Fair value of cash flow hedges	—	(60)
New market tax credits	(823)	(1,518)
Other	(288)	(428)
Total deferred tax liabilities	(11,015)	(16,012)

Less: Valuation allowance	(1,415)	(1,684)
Net deferred tax asset (liability)	$6,955	$(1,488)

(1) The Company has a Kentucky net operating loss carry forward of $23 million which began to expire in 2012. The Company maintains a valuation allowance, as it does not anticipate generating taxable income in Kentucky to utilize these carryforwards prior to expiration.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (in thousands)	2014	2013	2012

Balance, beginning of year	$1,381	$595	$506
Additions based on tax related to the current year	81	39	146
Additions for tax positions of prior years	750	783	—
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(235)	(36)	(57)
Settlements	—	—	—
Balance, end of year	$1,977	$1,381	$595

Of the 2014 total, $1.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2014 and 2013 and accrued on the balance sheets as of December 31, 2014 and 2013 are presented below:

December 31, (in thousands)	2014	2013	2012

Interest and penalties recorded in the income statement	$260	$401	$28
Interest and penalties accrued on balance sheet	828	567	166

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2010.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2014	2013	2012

Net income	$28,787	$25,423	$119,339

Weighted average shares outstanding	20,804	20,807	20,959
Effect of dilutive securities	95	97	69
Average shares outstanding including dilutive securities	20,899	20,904	21,028

Basic earnings per share:
Class A Common Stock	$1.39	$1.23	$5.71
Class B Common Stock	$1.32	$1.17	$5.55

Diluted earnings per share:
Class A Common Stock	$1.38	$1.22	$5.69
Class B Common Stock	$1.32	$1.16	$5.53

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2014	2013	2012

Antidilutive stock options	16,250	18,000	122,450
Average antidilutive stock options	15,419	15,667	120,353

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2014, the Bank could, without prior approval, declare dividends of approximately $29 million.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014 and 2013, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

New Capital Rules — Effective January 1, 2015 the Company and the Bank became subject to the new capital regulations in accordance with Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5%  common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio.

15.                               STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014

Total capital to risk weighted assets
Republic Bancorp, Inc.	$608,658	22.17%	$219,654	8%	NA	NA
Republic Bank & Trust Co.	472,357	17.21	219,526	8	$274,408	10%

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	584,248	21.28	109,827	4	NA	NA
Republic Bank & Trust Co.	447,947	16.32	109,763	4	164,645	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	584,248	15.92	146,765	4	NA	NA
Republic Bank & Trust Co.	447,947	12.21	146,698	4	183,372	5

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013

Total capital to risk weighted assets
Republic Bancorp, Inc.	$592,531	26.71%	$177,457	8%	NA	NA
Republic Bank & Trust Co.	456,884	20.61	177,266	8	$221,583	10%

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	569,505	25.67	88,729	4	NA	NA
Republic Bank & Trust Co.	433,858	19.57	88,633	4	132,950	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	569,505	16.81	135,515	4	NA	NA
Republic Bank & Trust Co.	433,858	12.80	135,596	4	169,495	5

16.                               STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2014, the Company had a stock option plan, which also allows for the issuance of restricted stock awards, and a director deferred compensation plan. The stock option plan, which allows for the issuance of restricted stock awards, is part of the 2005 Stock Incentive Plan (“2005 Plan”).

Stock Options

The Company recorded expense related to stock options as follows:

Years Ended December 31, (in thousands)	2014	2013	2012

Stock option expense	$53	$205	$792

The stock options are incentive stock options with no disqualifying dispositions; therefore, no tax benefit was recognized related to the expense. No stock options were modified during the years ended December 31, 2014, 2013 and 2012.

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

16.                               STOCK PLANS AND STOCK BASED COMPENSATION (continued)

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2014	2013	2012

Risk-free interest rate	2.11%	0.80%	1.04%
Expected dividend yield	3.18%	2.95%	2.79%
Expected stock price volatility	30.20%	31.95%	33.35%
Expected life of options (in years)	6	6	6
Estimated fair value per share	$5.16	$5.21	$5.62

A summary of stock option activity for 2014 follows:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	327,500	$20.03
Granted	1,000	23.50
Exercised	(90,500)	19.78
Forfeited or expired	(83,000)	20.09
Outstanding, end of year	155,000	$20.15	1.14	$709,933

Fully vested and expected to vest	155,000	$20.15	1.14	$709,933
Exercisable (vested) at end of year	132,000	$19.83	0.85	$646,263

16.                               STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2014	2013	2012

Intrinsic value of options exercised	$356	$131	$56
Cash received from options exercised, net of shares redeemed	1,103	467	147
Total fair value of options granted	5	31	17

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

Years Ended December 31, (in thousands)	2014	2013

Outstanding loans	$471	$215

Restricted Stock Awards

Restricted stock awards generally become fully vested at the end of five to six years of continued employment. Information related to restricted stock awards granted follows:

December 31, (in thousands except share data)	2014	2013	2012

Shares granted	—	—	82,000
Weighted-average grant date fair value per share	$—	$—	$19.85
Restricted stock award expense	$402	$298	$50

The following table summarizes the activity for non-vested restricted stock awards for the years ended December 31, 2014 and 2013.

	2014	2013
	Shares	Shares
Outstanding, beginning of year	87,000	5,000
Granted	—	82,000
Forfeited or expired	(1,500)	—
Earned and issued	(5,000)	—
Outstanding, end of year	80,500	87,000

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally five to six years.

16.                               STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Unrecognized stock option and restricted stock award expense related to unvested options and awards (net of estimated forfeitures) are estimated as follows:

Year	Awards	Options	Total

2015	$293	$17	$310
2016	293	11	304
2017	266	8	274
2018	111	5	116
2019	—	2	2
2020	—	—	—

Total	$963	$43	$1,006

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2,014		2013		2012
Years ended December 31,	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	53,136	$21.23	50,414	$20.64	43,990	$20.19
Awarded	7,783	23.61	7,768	24.32	9,871	22.02
Released	(2,315)	20.76	(5,046)	20.16	(3,447)	18.93
Balance, end of period	58,604	21.56	53,136	21.23	50,414	20.64

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2014	2013	2012

Director deferred compensation expense	$187	$193	$227

17.                               BENEFIT PLANS

401 (k) Plan

Republic maintains a 401(k) plan for eligible employees. All employees become eligible for the plan as soon as administratively feasible following their date of hire. Participants in the plan have the option to contribute from 1% to 75% of their annual eligible compensation, up to the maximum allowed by the IRS. The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic also contributes bonus contributions in addition to the aforementioned matching contributions if the Company achieves certain operating goals. Normal and bonus contributions for each of the periods ended were as follows:

Years Ended December 31, (dollars in thousands)	2014	2013	2012

Employer matching contributions	$1,419	$1,576	$1,470
Discretionary employer bonus matching contributions	$—	$—	$446

Employee Stock Ownership Plan

Republic terminated its Employee Stock Ownership Plan (“ESOP”) effective December 31, 2012 and fully liquidated the ESOP on August 31, 2013. Employees were given the option to rollover cash or Company stock to the Company’s 401(k) plan or take a distribution in cash or Company stock. The table below presents information regarding the ESOP plan for each period end presented:

Years Ended December 31, (dollars in thousands)	2014	2013	2012

Shares allocated to participants in the plan	—	—	255,374
Fair value of shares	$—	$—	$5,396

18.                               TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and President are partners. Rent expense under these leases was as follows:

Years Ended December 31, ($ in thousands)	2014	2013	2012

Rent expense under leases from related parties	$3,646	$3,372	$3,254

Total minimum lease commitments under non-cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2015	3,459	2,105	5,564
2016	2,899	1,901	4,800
2017	2,083	1,746	3,829
2018	1,538	1,554	3,092
2019	151	1,400	1,551
Thereafter	—	4,596	4,596
Total	$10,130	$13,302	$23,432

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to the Company. Fees paid by the Company totaled $16,000, $14,000 and $14,000 for years ended December 31, 2014, 2013 and 2012.

A director of Republic Bancorp, Inc. is “of counsel” to a local law firm. Fees paid by the Company to this firm totaled $160,000, $1.0 million and $181,000 in 2014, 2013 and 2012.

A director of the Company is an executive of two consulting firms. Fees paid by the Company to these firms totaled $48,000, $101,000 and $173,000 in 2014, 2013 and 2012.

A director of the Company is a partner of an accounting firm that received fees from the Company of $9,000, $9,000 and $8,000 in 2014, 2013 and 2012.

Loans made to executive officers and directors of Republic and their related interests during 2014 were as follows:

(in thousands)

Beginning balance	$19,708
Effect of changes in composition of related parties	(2,003)
New loans	22,205
Repayments	(3,640)
Ending balance	$36,270

All loans were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to Republic.

Deposits from executive officers, directors, and their affiliates totaled $74 million and $70 million at December 31, 2014 and 2013.

18.                               TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES (continued)

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Ms. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $1.9 million as of December 31, 2014 and 2013.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of the $690,000 of indebtedness to the Company. The aggregate amount of such unreimbursed premiums constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2014 and 2013, the net death benefit under the policies was approximately $3.5 million. Upon the termination of the agreement, whether by the death of Ms. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

19.                               OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

The Company, in the normal course of business, is party to financial instruments with off balance sheet risk. These financial instruments primarily include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of the Company pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case by case basis in accordance with the Company’s credit policies. Collateral from the client may be required based on the Company’s credit evaluation of the client and may include business assets of commercial clients, as well as personal property and real estate of individual clients or guarantors.

The Company also extends binding commitments to clients and prospective clients. Such commitments assure a borrower of financing for a specified period of time at a specified rate.  Additionally, the Company makes binding purchase commitments to third party loan correspondent originators.  These commitments assure that the Company will purchase a loan from such correspondent originators at a specific price for a specific period of time.  The risk to the Company under such loan commitments is limited by the terms of the contracts.  For example, the Company may not be obligated to advance funds if the client’s financial condition deteriorates or if the client fails to meet specific covenants.

An approved but unfunded loan commitment represents a potential credit risk and a liquidity risk, since the Company’s client(s) may demand immediate cash that would require funding.  In addition, unfunded loan commitments represent interest rate risk as market interest rates may rise above the rate committed to the Company’s client.  Since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

The table below presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2014	2013

Unused warehouse lines of credit	$208,069	$208,424
Unused home equity lines of credit	240,372	230,361
Unused loan commitments - other	216,806	178,776
Commitments to purchase loans(1)	15,798	—
Standby letters of credit	12,383	2,308
FHLB letters of credit	750	3,200
Total commitments	$694,178	$623,069

(1) Commitments are made through the Company’s Correspondent Lending channel.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At December 31, 2014 and 2013 the Company had letters of credit from the FHLB issued on behalf of Bank clients. These letters of credit were used as credit enhancements for client bond offerings and reduced the Company’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure these letters of credit.

20.                               PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2014	2013

Assets:

Cash and cash equivalents	$133,554	$130,750
Investment in bank subsidiary	462,429	447,148
Investment in non-bank subsidiaries	1,941	1,240
Other assets	6,798	10,624

Total assets	$604,722	$589,762

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	4,751	5,729
Stockholders’ equity	558,731	542,793

Total liabilities and stockholders’ equity	$604,722	$589,762

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2014	2013	2012

Income and expenses:

Dividends from subsidiary	$16,676	$16,376	$115,476
Interest income	2	2	3
Other income	45	39	39
Less: Interest expense	2,515	2,515	2,522
Less: Other expenses	392	368	441

Income before income tax benefit	13,816	13,534	112,555
Income tax benefit	976	958	997

Income before equity in undistributed net income of subsidiaries	14,792	14,492	113,552
Equity in undistributed net income of subsidiaries	13,995	10,931	5,787

Net income	$28,787	$25,423	$119,339

20.                               PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2014	2013	2012

Operating activities:

Net income	$28,787	$25,423	$119,339
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,995)	(10,931)	(5,787)
Director deferred compensation - Parent Company	98	99	121
Change in other assets	3,834	(7,895)	(1,917)
Change in other liabilities	(1,500)	2,114	741
Net cash provided by operating activities	17,224	8,810	112,497

Investing activities:

Investment in Republic Insurance Services, Inc.	(246)	—	—
Redemption of Republic Investment Company common stock	—	23,621	—
Net cash provided by investing activities	(246)	23,621	—

Financing activities:

Common Stock repurchases	(347)	(4,095)	(1,668)
Net proceeds from Common Stock options exercised	1,103	439	147
Cash dividends paid	(14,930)	(14,009)	(36,116)
Net cash used in financing activities	(14,174)	(17,665)	(37,637)

Net change in cash and cash equivalents	2,804	14,766	74,860

Cash and cash equivalents at beginning of year	130,750	115,984	41,124

Cash and cash equivalents at end of year	$133,554	$130,750	$115,984

21.                               OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2014	2013	2012

Available for Sale Securities:
Unrealized gain (loss) on securities available for sale	$2,021	$(4,747)	$1,043
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	475	742	1,279
Reclassification adjustment for gains recognized in earnings	—	—	(56)
Net unrealized gains (losses)	2,496	(4,005)	2,266
Tax effect	(875)	1,403	(793)
Net of tax	1,621	(2,602)	1,473

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(1,082)	147	—
Reclassification amount for derivative losses realized in income	424	23	—
Net unrealized gains	(658)	170	—
Tax effect	231	(59)	—
Net of tax	(427)	111	—

Total OCI components, net of tax	$1,194	$(2,491)	$1,473

Significant amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2014, 2013 and 2012:

	Afffected Line Items in the	Amounts Reclassified From Accumulated Other Comprehensive Income
Years Ended December 31, (in thousands)	Consolidated Statements of Income	2014	2013	2012

Available for Sale Securities:

Gain on sale of securities available for sale	Non interest income	$—	$—	$56
Tax effect	Income tax expense	—	—	(20)
Net of tax	Net income	—	—	36

Cash Flow Hedges:
Derivative losses realized on cash flow hedge of deposits	Interest expense on deposits	(201)	(16)	—
Derivative losses realized on cash flow hedge of FHLB advance	Interest expense on Federal Home Loan Bank advances	(223)	(7)	—
Total derivative losses on cash flow hedges	Total interest expense	(424)	(23)	—
Tax effect	Income tax expense	70	6	—
Net of tax	Net income	(131)	(10)	—

Net of tax, total all reclassification amounts	Net income	$(131)	$(10)	$36

21.                               OTHER COMPREHENSIVE INCOME (continued)

The following is a summary of the accumulated OCI balances, net of tax:

(in thousands)	Dec. 31, 2013	2014 Change	Dec. 31, 2014

Unrealized gain on securities available for sale	$2,526	$1,313	$3,839
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	308	792
Unrealized gain (loss) on cash flow hedge	111	(427)	(316)
Total unrealized gain	$3,121	$1,194	$4,315

(in thousands)	Dec. 31, 2012	2013 Change	Dec. 31, 2013

Unrealized gain on securities available for sale	$5,610	$(3,084)	$2,526
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	2	482	484
Unrealized gain on cash flow hedge	—	111	111
Total unrealized gain	$5,612	$(2,491)	$3,121

22.                  SEGMENT INFORMATION

Segment Data:

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of December 31, 2014, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Banking” activities. The RPG segment includes the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Company.

The nature of segment operations and the primary drivers of net revenues by reportable segment are provided below:

	Segment:	Nature of Operations	Primary Drivers of Net Revenues

Core Banking	Traditional Banking	Provides traditional banking products primarily to customers in the Company’s market footprint.	Loans, investments and deposits
	Mortgage Warehouse	Provides short-term, revolving credit facilities to mortgage bankers across the Nation.	Mortgage warehouse lines of credit
	Mortgage Banking	Primarily originates, sells and services long-term, single family, first lien residential real estate loans.	Gain on sale of loans and servicing fees
	Republic Processing Group	TRS division facilitates the receipt and payment of federal and state tax refund products. The RPS division offers general purpose reloadable cards. The RCS division offers short-term credit products.	Net refund transfer fees

The Warehouse segment was reported as a division of the Traditional Banking segment prior to 2014, but was broken out as a separate segment in 2014. All prior periods have been reclassified to conform to the current presentation.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made. Transactions among reportable segments are made at carrying value.

22.                  SEGMENT INFORMATION (continued)

Segment information for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31, 2014
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$104,832	$7,428	$183	$112,443	$330	$112,773

Provision for loan and lease losses	3,042	350	—	3,392	(533)	2,859

Net refund transfer fees	—	—	—	—	16,130	16,130
Mortgage banking income	—	—	2,862	2,862	—	2,862
Other non-interest income	21,489	12	244	21,745	1,782	23,527
Total non-interest income	21,489	12	3,106	24,607	17,912	42,519

Total non-interest expenses	90,713	1,857	3,881	96,451	11,667	108,118

Income (loss) before income tax expense	32,566	5,233	(592)	37,207	7,108	44,315
Income tax expense (benefit)	11,251	1,831	(207)	12,875	2,653	15,528
Net income (loss)	$21,315	$3,402	$(385)	$24,332	$4,455	$28,787

Segment end of period assets	$3,404,323	$319,153	$11,593	$3,735,069	$11,944	$3,747,013

Net interest margin	3.32%	3.77%	NM	3.35%	NM	3.33%

22.                  SEGMENT INFORMATION (continued)

	Year Ended December 31, 2013
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$106,901	$5,655	$471	$113,027	$148	$113,175

Provision for loan and lease losses	3,920	(92)	—	3,828	(845)	2,983

Net refund transfer fees	—	—	—	—	13,884	13,884
Mortgage banking income	—	—	7,258	7,258	—	7,258
Bargain purchase gain - FCB	1,324	—	—	1,324	—	1,324
Other non-interest income	22,752	6	131	22,889	875	23,764
Total non-interest income	24,076	6	7,389	31,471	14,759	46,230

Total non-interest expenses	94,668	1,657	3,418	99,743	16,181	115,924

Income (loss) before income tax expense	32,389	4,096	4,442	40,927	(429)	40,498
Income tax expense (benefit)	11,124	1,433	1,555	14,112	963	15,075
Net income (loss)	$21,265	$2,663	$2,887	$26,815	$(1,392)	$25,423

Segment end of period assets	$3,205,499	$149,351	$9,307	$3,364,157	$7,747	$3,371,904

Net interest margin	3.47%	4.28%	NM	3.50%	NM	3.48%

22.                  SEGMENT INFORMATION (continued)

	Year Ended December 31, 2012
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$110,411	$4,420	$400	$115,231	$45,424	$160,655

Provision for loan and lease losses	7,730	437	—	8,167	6,876	15,043

Net refund transfer fees	—	—	—	—	78,304	78,304
Mortgage banking income	—	—	8,447	8,447	—	8,447
Net gain on securities	56	—	—	56	—	56
Bargain purchase gain - TCB	27,614	—	—	27,614	—	27,614
Bargain purchase gains - FCB	27,824	—	—	27,824	—	27,824
Other non-interest income	20,956	5	39	21,000	220	21,220
Total non-interest income	76,450	5	8,486	84,941	78,524	163,465

Total non-interest expenses	97,428	1,339	3,842	102,609	22,523	125,132

Income (loss) before income tax expense	81,703	2,649	5,044	89,396	94,549	183,945
Income tax expense (benefit)	28,251	927	1,765	30,943	33,663	64,606
Net income (loss)	$53,452	$1,722	$3,279	$58,453	$60,886	$119,339

Segment end of period assets	$3,155,013	$216,921	$15,752	$3,387,686	$6,713	$3,394,399

Net interest margin	3.62%	4.19%	NM	3.63%	NM	4.82%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

23.                  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2014 and 2013.

	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

2014:

Interest income	$34,331	$33,144	$32,405	$32,497
Interest expense	4,854	4,702	4,855	5,193
Net interest income	29,477	28,442	27,550	27,304
Provision for loan and lease losses	1,359	1,510	693	(703)
Net interest income after provision	28,118	26,932	26,857	28,007
Non interest income(2)	6,196	6,527	9,081	20,715
Non interest expenses (3)	26,430	25,205	26,284	30,199
Income before income tax expense	7,884	8,254	9,654	18,523
Income tax expense	2,649	3,008	3,332	6,539
Net income	5,235	5,246	6,322	11,984

Basic earnings per share:
Class A Common Stock	0.25	0.25	0.31	0.58
Class B Common Stock	0.24	0.24	0.29	0.56

Diluted earnings per share:
Class A Common Stock	0.25	0.25	0.30	0.58
Class B Common Stock	0.24	0.24	0.29	0.56

Dividends declared per common share:
Class A Common Stock	0.187	0.187	0.187	0.176
Class B Common Stock	0.170	0.170	0.170	0.160

	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

2013:

Interest income	$32,039	$34,009	$34,119	$34,401
Interest expense	5,300	5,470	5,352	5,271
Net interest income	26,739	28,539	28,767	29,130
Provision for loan and lease losses	503	2,200	905	(625)
Net interest income after provision	26,236	26,339	27,862	29,755
Non interest income(2)	6,359	7,385	10,302	22,184
Non interest expenses (3)	29,574	26,171	29,218	30,961
Income before income tax expense	3,021	7,553	8,946	20,978
Income tax expense	1,676	2,950	2,827	7,622
Net income	1,345	4,603	6,119	13,356

Basic earnings per share:
Class A Common Stock	0.07	0.22	0.30	0.64
Class B Common Stock	0.05	0.21	0.28	0.63

Diluted earnings per share:
Class A Common Stock	0.07	0.22	0.30	0.64
Class B Common Stock	0.05	0.21	0.28	0.62

Dividends declared per common share:
Class A Common Stock	0.176	0.176	0.176	0.165
Class B Common Stock	0.160	0.160	0.160	0.150

(continued)

23.          SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(1) - The first quarters of 2014 and 2013 were significantly impacted by the TRS operating division.

For additional discussion regarding TRS, a division of Republic Processing Group, see the following sections:

•                  Part I Item 1A “Risk Factors”

•                  Republic Processing Group

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan and Lease Losses”

•                  Footnote 22 “Segment Information”

(2) - Non interest income:

While the Company benefitted from a $0 closing cost promotion initiated at the beginning of 2013 and favorable long-term rates for the first five months of 2013, significant increases in these rates in late May 2013 negatively impacted new loan application volume and the Company’s Mortgage Banking revenue for the latter half of 2013 and all through 2014.

(3) - Non interest expenses:

During the fourth quarter of 2013, the TRS division of the RPG segment incurred $1.4 million in legal related expenses associated with the conclusions of RPG’s previously reported contract disputes.

During the third quarters of 2014 and 2013, the Company reversed $1.8 million and $3.3 million of incentive compensation accruals based on revised payout estimates.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. (“Republic” or the “Company”) for the 2015 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 23, 2015, all of which is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company
Steven E. Trager (1)	54	Chairman and Chief Executive Officer (“CEO”)
A. Scott Trager (2)	62	Vice Chair and President
Kevin Sipes (3)	43	Executive Vice President, Chief Financial Officer (“CFO”) and Chief Accounting Officer
William R. Nelson (4)	51	President, Republic Processing Group
Steven E. DeWeese (5)	46	Executive Vice President, Republic Bank & Trust Company
Robert J. Arnold (6)	56	Senior Vice President, Republic Bank & Trust Company
Anthony T. Powell (7)	47	Senior Vice President, Republic Bank & Trust Company
John Rippy (8)	54	Senior Vice President, Republic Bank & Trust Company

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Steven E. Trager and A. Scott Trager are cousins.

(1)         Steven E. Trager began serving as Chairman and CEO of Republic in February, 2012 and has served as Chairman and CEO of Republic Bank & Trust Company (the “Bank”) since 1998.  From 1994 to 1997 he served as Vice Chairman of the Company.  From 1994 to 1998 he served as Secretary, and from 1998 to 2012 he served as President and CEO of Republic.

(2)         A. Scott Trager has served as President of Republic since February, 2012 and as President of the Company since 1984. From 1994 to 2012, he served as Vice Chairman of Republic.

(3)         Kevin Sipes has served as Executive Vice President and Treasurer of Republic and the Company since 2002 and CFO of Republic and the Company since 2000. He began serving as Chief Accounting Officer of the Company in 2000. He joined the Company in 1995.

(4)         William R. Nelson has served as President of Republic Processing Group since 2007.  He previously served as Director of Relationship Management of HSBC, Taxpayer Financial Services, in 2004 and was promoted to Group Director — Independent Program in 2006 through 2007.  He previously served as Director of Sales, Marketing and Customer Service with RPG from 1999 through 2004.

(5)         Steven E. DeWeese joined the Company in 1990 and has held various positions within the Company since then.  In 2000, he was promoted to SVP.  In 2003, he was promoted to Managing Director of Business Development.  In 2006, he was promoted to Managing Director of Retail Banking, and in January, 2010 he was promoted to Executive Vice President of the Company. In 2015, he was named the Company’s Managing Director of Private and Business Banking.

(6)         Robert J. Arnold joined the Company in 2006 as SVP and Chief Operating Officer of Commercial Banking. In 2015 he was named the Company’s Managing Director of Commercial and Corporate Banking.

(7)         Anthony T. Powell joined the Company in 1999 as VP. In 2001, he was promoted to SVP and Senior Commercial Lending Officer. In 2005, he was promoted to SVP and Managing Director of Business Banking. In 2015, he assumed responsibility for the Retail Banking division of the Company and was named SVP and Chief Credit and Retail Officer.

(8)         John Rippy joined the Company in 2005 as SVP and Risk Management Officer. In 2009, he was named SVP and Chief Legal and Compliance Officer. In 2013, he was named SVP and Chief Risk Management Officer.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2014. There were no equity compensation plans not approved by security holders at December 31, 2014.

	(1)	(2)	(3)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))

2005 Stock Incentive Plan	235,500	$20.05	1,452,000

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2014 and 2013

Consolidated statements of income and comprehensive income — years ended December 31, 2014, 2013 and 2012

Consolidated statements of stockholders’ equity — years ended December 31, 2014, 2013 and 2012

Consolidated statements of cash flows — years ended December 31, 2014, 2013 and 2012

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

REPUBLIC BANCORP, INC.

March 13, 2015	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 13, 2015
Steven E. Trager	and Director

/s/ A. Scott Trager	President and Director	March 13, 2015
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 13, 2015
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 13, 2015
Craig Greenberg

/s/ Michael T. Rust	Director	March 13, 2015
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 13, 2015
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 13, 2015
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 13, 2015
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended December 31, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.01*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.02*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.03*

Officer Compensation Continuation Agreement, as amended, with Steven E. Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.04*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.05*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.06*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.07*

Officer Compensation Continuation Agreement, as amended, with A. Scott Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.08*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.09*

Officer Compensation Continuation Agreement with A. Scott Trager, effective March 21, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.10*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

No.	Description

10.11*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.12*

Officer Compensation Continuation Agreement, as amended, with Kevin Sipes effective February 15, 2006 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.13*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.14*

Officer Compensation Continuation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.15*

Officer Compensation Continuation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.16*

Officer Compensation Continuation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.17*

Officer Compensation Continuation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.18*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.19

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.23

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1 (Commission File Number: 0-24649))

No.	Description

10.24

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Form 10-Q for the quarter ended December 31, 2001 (Commission File Number: 0-24649))

10.25

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.26

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended December 31, 2005 (Commission File Number: 0-24649))

10.27

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006 (Commission File Number: 0-24649))

10.28

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.30

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.31

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.32

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

No.	Description

10.35

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.36

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.37

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.39

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.40

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended December 31, 2005 (Commission File Number: 0-24649))

10.41

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.42

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.43

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

No.	Description

10.45

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.47

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.48

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.49

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.50

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.51

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.52

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 31, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010 (Commission File Number: 0-24649))

10.53

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (Commission File Number: 0-24649))

10.54

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.55*	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

10.56*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

No.	Description

10.57*	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.58*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File Number: 0-24649))

10.59*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.60*	Restricted Stock Award Agreement, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.61*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.62*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.63*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

10.64*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.65*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.66*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.67

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.68*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

No.	Description

10.69

Purchase and Assumption Agreement — Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Tennessee Commerce Bank, Franklin, Tennessee, the Federal Deposit Insurance Corporation and Republic Bank & Trust Company, dated as of January 27, 2012. (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed February 1, 2012 (Commission File Number: 0-24649))

10.70

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

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

101***

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

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