Form 10-Q
period 2015-03-31
REPUBLIC BANCORP INC /KY/
filed 2015-05-08
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months(or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2015, was 18,615,567 and 2,245,492.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$136,349	$72,878
Securities available for sale	464,145	435,911
Securities held to maturity (fair value of $45,133 in 2015 and $45,807 in 2014)	44,574	45,437
Mortgage loans held for sale, at fair value	12,748	6,388
Loans	3,155,436	3,040,495
Allowance for loan and lease losses	(24,631)	(24,410)
Loans, net	3,130,805	3,016,085
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	31,817	32,987
Premises, held for sale	1,284	1,317
Goodwill	10,168	10,168
Other real estate owned	6,736	11,243
Bank owned life insurance	51,764	51,415
Other assets and accrued interest receivable	33,589	34,976

TOTAL ASSETS	$3,952,187	$3,747,013

LIABILITIES

Deposits:
Non interest-bearing	$666,166	$502,569
Interest-bearing	1,714,051	1,555,613
Total deposits	2,380,217	2,058,182

Securities sold under agreements to repurchase and other short-term borrowings	332,534	356,108
Federal Home Loan Bank advances	596,500	707,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	32,225	25,252

Total liabilities	3,382,716	3,188,282

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,906	4,904
Additional paid in capital	135,168	134,889
Retained earnings	424,483	414,623
Accumulated other comprehensive income	4,914	4,315

Total stockholders’ equity	569,471	558,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,952,187	$3,747,013

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March,
	2015	2014
INTEREST INCOME:

Loans, including fees	$31,591	$30,162
Taxable investment securities	1,773	1,859
Federal Home Loan Bank stock and other	397	476
Total interest income	33,761	32,497

INTEREST EXPENSE:

Deposits	1,144	978
Securities sold under agreements to repurchase and other short-term borrowings	38	22
Federal Home Loan Bank advances	2,928	3,564
Subordinated note	629	629
Total interest expense	4,739	5,193

NET INTEREST INCOME	29,022	27,304

Provision for loan and lease losses	185	(703)

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	28,837	28,007

NON INTEREST INCOME:

Service charges on deposit accounts	3,039	3,295
Net refund transfer fees	15,335	14,388
Mortgage banking income	1,353	486
Interchange fee income	2,194	2,044
Net gain (loss) on other real estate owned	(119)	(482)
Increase in cash surrender value of bank owned life insurance	349	191
Other	835	793
Total non interest income	22,986	20,715

NON INTEREST EXPENSES:

Salaries and employee benefits	15,277	14,483
Occupancy and equipment, net	5,201	5,822
Communication and transportation	1,046	1,026
Marketing and development	585	528
FDIC insurance expense	674	569
Bank franchise tax expense	2,401	2,339
Data processing	966	797
Interchange related expense	1,007	997
Supplies	361	440
Other real estate owned expense	219	390
Legal and professional fees	1,615	1,011
Other	1,722	1,797
Total non interest expenses	31,074	30,199

INCOME BEFORE INCOME TAX EXPENSE	20,749	18,523
INCOME TAX EXPENSE	6,961	6,539
NET INCOME	$13,788	$11,984

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.66	$0.58
Class B Common Stock	$0.65	$0.56

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.66	$0.58
Class B Common Stock	$0.64	$0.56

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.187	$0.176
Class B Common Stock	$0.170	$0.160

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March,
	2015	2014

Net income	$13,788	$11,984

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(396)	(339)
Reclassification amount for derivative losses realized in income	101	100
Change in unrealized gain (loss) on securities available for sale	1,238	2
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(22)	54
Net unrealized gains (losses)	921	(183)
Tax effect	(322)	63
Total other comprehensive income (loss), net of tax	599	(120)

COMPREHENSIVE INCOME	$14,387	$11,864

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2015	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

Net income	—	—	—	—	13,788	—	13,788

Net change in accumulated other comprehensive income	—	—	—	—	—	599	599

Dividend declared Common Stock:
Class A Shares	—	—	—	—	(3,481)	—	(3,481)
Class B Shares	—	—	—	—	(382)	—	(382)

Stock options exercised, net of shares redeemed	8	—	2	182	(65)	—	119

Net change in notes receivable on Class A Common Stock	—	—	—	(48)	—	—	(48)

Deferred director compensation expense - Class A Common Stock	5	—	—	67	—	—	67

Stock based compensation - restricted stock	—	—	—	73	—	—	73

Stock based compensation expense - options	—	—	—	5	—	—	5
Balance, March 31, 2015	18,616	2,245	$4,906	$135,168	$424,483	$4,914	$569,471

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended
	March,
	2015	2014
OPERATING ACTIVITIES:
Net income	$13,788	$11,984
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	154	283
Accretion on loans, net	(310)	(2,650)
Depreciation of premises and equipment	1,577	1,363
Amortization of mortgage servicing rights	338	314
Provision for loan and lease losses	185	(703)
Net gain on sale of mortgage loans held for sale	(1,222)	(498)
Origination of mortgage loans held for sale	(45,835)	(14,110)
Proceeds from sale of mortgage loans held for sale	40,697	15,700
Net gain realized on sale of other real estate owned	(365)	(402)
Writedowns of other real estate owned	484	884
Deferred director compensation expense - Company Stock	67	53
Stock based compensation expense	78	106
Increase in cash surrender value of bank owned life insurance	(349)	(191)
Net change in other assets and liabilities:
Accrued interest receivable	(78)	270
Accrued interest payable	9	(112)
Other assets	1,127	8,256
Other liabilities	6,329	157
Net cash provided by operating activities	16,674	20,704

INVESTING ACTIVITIES:
Purchases of securities available for sale	(767,299)	(30,000)
Proceeds from maturities and paydowns of securities available for sale	740,141	45,868
Proceeds from maturities and paydowns of securities held to maturity	850	1,472
Net change in outstanding warehouse lines of credit	(103,724)	13,314
Purchase of loans, including premiums paid	(19,531)	—
Net change in other loans	10,370	1,910
Proceeds from redemption of Federal Home Loan Bank stock	—	32
Proceeds from sales of other real estate owned	2,630	2,627
Net purchases of premises and equipment	(374)	(1,403)
Purchase of bank owned life insurance	—	(5,000)
Net cash (used in)/provided by investing activities	(136,937)	28,820

FINANCING ACTIVITIES:
Net change in deposits	322,035	93,355
Net change in securities sold under agreements to repurchase and other short-term borrowings	(23,574)	56,619
Payments of Federal Home Loan Bank advances	(198,000)	(48,000)
Proceeds from Federal Home Loan Bank advances	87,000	25,000
Repurchase of Common Stock	—	(347)
Net proceeds from Common Stock options exercised	119	20
Cash dividends paid	(3,846)	(3,648)
Net cash provided by used in financing activities	183,734	122,999

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,471	172,523
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,878	170,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,349	$343,386

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:

Cash paid during the period for:
Interest	$4,730	$5,305
Income taxes	585	397

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$332	$3,070
Loans provided for sales of other real estate owned	2,090	149

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2015 and 2014 (UNAUDITED) AND DECEMBER 31, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to the fourth quarter of 2014, but realized the quantitative and qualitative nature of a segment by the end of 2014. All prior periods have been reclassified to conform to the current presentation.

Traditional Banking, Warehouse Lending and Mortgage Banking (collectively “Core Banking”)

As of March 31, 2015 in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

•                  Metropolitan Tampa, Florida — 2

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Core Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources. Federal Home Loan Bank (“FHLB”) advances have traditionally been a significant borrowing source for the Bank.

Other sources of Core Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, fees charged to clients for trust services, increase in the cash surrender value of Bank Owned Life Insurance (“BOLI”) and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others, primarily the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

Core Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, data processing, interchange related expenses, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance expense, franchise tax expense and various general and administrative costs. Core Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

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

Republic Processing Group

All divisions of the RPG segment operate through the Bank. Nationally, RPG facilitates the receipt and payment of federal and state tax refunds under the Tax Refund Solutions (“TRS”) division, primarily through refund transfers (“RTs”). RTs are products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned on RTs, net of rebates, are the primary source of revenue for the TRS division and the RPG segment, and are reported as non interest income under the line item “Net refund transfer fees.”

The TRS division historically originated and obtained a significant source of revenue from Refund Anticipation Loans (“RAL”s), but terminated this product effective April 30, 2012. RALs were short-term consumer loans offered to taxpayers that were secured by the client’s anticipated tax refund, which represented the sole source of repayment. While RALs were terminated in 2012, TRS may receive recoveries from previously charged-off RALs.

The Republic Payment Solutions (“RPS”) division is an issuing bank offering general purpose reloadable prepaid debit cards through third party program managers.

The Republic Credit Solutions (“RCS”) division offers short-term consumer credit products.

2.                                                        INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$186,819	$1,119	$(1)	$187,937
Private label mortgage backed security	4,037	1,198	—	5,235
Mortgage backed securities - residential	112,764	5,330	(121)	117,973
Collateralized mortgage obligations	136,172	1,144	(709)	136,607
Freddie Mac preferred stock	—	271	—	271
Mutual fund	1,000	27	—	1,027
Corporate bonds	15,011	84	—	15,095
Total securities available for sale	$455,803	$9,173	$(831)	$464,145

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$146,625	$312	$(15)	$146,922
Private label mortgage backed security	4,030	1,220	—	5,250
Mortgage backed securities - residential	118,836	5,511	(91)	124,256
Collateralized mortgage obligations	143,283	1,034	(1,146)	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,000	18	—	1,018
Corporate bonds	15,011	52	—	15,063
Total securities available for sale	$428,785	$8,378	$(1,252)	$435,911

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,549	$12	$(5)	$1,556
Mortgage backed securities - residential	145	19	—	164
Collateralized mortgage obligations	37,880	600	—	38,480
Corporate bonds	5,000	—	(67)	4,933
Total securities held to maturity	$44,574	$631	$(72)	$45,133

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,747	$1	$(7)	$1,741
Mortgage backed securities - residential	147	20	—	167
Collateralized mortgage obligations	38,543	423	(4)	38,962
Corporate bonds	5,000	—	(63)	4,937
Total securities held to maturity	$45,437	$444	$(74)	$45,807

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three months ended March 31, 2015 and 2014, there were no sales or calls of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2015 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
March 31, 2015 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$10,043	$10,085	$1,027	$1,039
Due from one year to five years	181,787	182,901	522	517
Due from five years to ten years	10,000	10,046	5,000	4,933
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,037	5,235	—	—
Mortgage backed securities - residential	112,764	117,973	145	164
Collateralized mortgage obligations	136,172	136,607	37,880	38,480
Freddie Mac preferred stock	—	271	—	—
Mutual fund	1,000	1,027	—	—
Total securities	$455,803	$464,145	$44,574	$45,133

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporarily impaired (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During the second quarter of 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to Other Comprehensive Income (“OCI”) related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of March 31, 2015, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $271,000.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At March 31, 2015, with the exception of the $5.2 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At March 31, 2015 and December 31, 2014, there were gross unrealized losses of $830,000 and $1.2 million related to available for sale mortgage backed securities and CMOs. Because the decline in fair value of these securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be OTTI.

Market Loss Analysis

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2015 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$—	$999	$(1)	$999	$(1)
Mortgage backed securities - residential	7,145	(121)	—	—	7,145	(121)
Collateralized mortgage obligations	2,507	(31)	52,491	(678)	54,998	(709)
Total securities available for sale	$9,652	$(152)	$53,490	$(679)	$63,142	$(831)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$517	$(5)	$—	$—	$517	$(5)
Corporate bonds	—	—	4,933	(67)	4,933	(67)
Total securities held to maturity	$517	$(5)	$4,933	$(67)	$5,450	$(72)

	Less than 12 months		12 months or more		Total
December 31, 2014 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$2,089	$(15)	$—	$—	$2,089	$(15)
Mortgage backed securities - residential	7,535	(91)	—	—	7,535	(91)
Collateralized mortgage obligations	46,058	(881)	12,534	(265)	58,592	(1,146)
Total securities available for sale	$55,682	$(987)	$12,534	$(265)	$68,216	$(1,252)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$517	$(7)	$—	$—	$517	$(7)
Collateralized mortgage obligations	9,045	(4)	—	—	9,045	(4)
Corporate bonds	4,936	(63)	—	—	4,936	(63)
Total securities held to maturity	$14,498	$(74)	$—	$—	$14,498	$(74)

At March 31, 2015, the Bank’s security portfolio consisted of 159 securities, 14 of which were in an unrealized loss position. At December 31, 2014, the Bank’s security portfolio consisted of 157 securities, 17 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.2 million at March 31, 2015. This security, with an average remaining life currently estimated at three years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 6 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2015	December 31, 2014

Carrying amount	$413,731	$409,868
Fair value	414,350	410,307

3.                                      LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at March 31, 2015 and December 31, 2014 follows:

(in thousands)	March 31, 2015	December 31, 2014

Residential real estate:
Owner occupied	$1,096,008	$1,118,341
Owner occupied - correspondent*	231,451	226,628
Non owner occupied	98,476	96,492
Commercial real estate	778,179	772,309
Commercial real estate - purchased whole loans*	35,086	34,898
Construction & land development	40,104	38,480
Commercial & industrial	172,017	157,339
Lease financing receivables	4,004	2,530
Warehouse lines of credit	423,155	319,431
Home equity	248,830	245,679
Consumer:
RPG loans	4,109	4,095
Credit cards	9,946	9,573
Overdrafts	777	1,180
Purchased whole loans*	4,321	4,626
Other consumer	8,973	8,894
Total loans**	3,155,436	3,040,495
Allowance for loan and lease losses	(24,631)	(24,410)

Total loans, net	$3,130,805	$3,016,085

* - Identifies loans to borrowers located primarily outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The table below reconciles the contractually receivable and carrying amounts of loans at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014

Contractually receivable	$3,164,578	$3,050,599
Unearned income(1)	(425)	(174)
Unamortized premiums(2)	4,242	4,490
Unaccreted discounts(3)	(14,322)	(15,675)
Net unamortized deferred origination fees and costs	1,363	1,255
Carrying value of loans	$3,155,436	$3,040,495

(1) - Relates to lease financing receivables.

(2) - Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.

(3) - Discounts predominately relate to loans acquired in the Bank’s 2012 FDIC-assisted transactions.

Loan Purchases

In May 2014, the Bank began acquiring single family, first lien mortgage loans for investment within its loan portfolio through its Correspondent Lending channel. Correspondent Lending generally involves the Bank acquiring, primarily from Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 76% of such loans as of March 31, 2015 secured by collateral in the state of California.

In addition to secured mortgage loans acquired through its Correspondent Lending channel, the Bank also began acquiring unsecured consumer installment loans for investment from a third-party originator in April 2014. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

The table below reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the first quarter of 2015. No purchases of these types of loans were made during the first quarter of 2014.

	Loan Purchase Activity*
	Three Months Ended
	March 31,
(in thousands)	2015	2014
Residential real estate:
Owner occupied - correspondent	$19,170	$—
Consumer:
Purchased whole loans	361	—
Total purchased loans	$19,531	$—

* - Represents origination amount, inclusive of purchase premiums, where applicable.

Purchased Credit Impaired (“PCI”) Loans

PCI loans acquired during the Bank’s 2012 FDIC-assisted transactions are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

The table below reconciles the contractually required and carrying amounts of PCI loans at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014

Contractually-required principal	$25,699	$26,571
Non-accretable amount	(6,470)	(6,784)
Accretable amount	(2,170)	(2,297)
Carrying value of loans	$17,059	$17,490

The following table presents a rollforward of the accretable amount on PCI loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Balance, beginning of period	$(2,297)	$(3,457)
Transfers between non-accretable and accretable	24	(1,311)
Net accretion into interest income on loans, including loan fees	103	2,003
Balance, end of period	$(2,170)	$(2,765)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of March 31, 2015 and December 31, 2014, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
March 31, 2015		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$25,298	$15,534	$—	$1,148	$—	$41,980
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	1,561	2,404	—	1,633	—	5,598
Commercial real estate	744,881	7,741	12,905	—	12,652	—	778,179
Commercial real estate - purchased whole loans	35,086	—	—	—	—	—	35,086
Construction & land development	36,879	118	2,701	—	406	—	40,104
Commercial & industrial	168,472	2,122	205	—	1,218	—	172,017
Lease financing receivables	4,004	—	—	—	—	—	4,004
Warehouse lines of credit	423,155	—	—	—	—	—	423,155
Home equity	—	—	2,690	—	—	—	2,690
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	11	34	—	2	—	47

Total	$1,412,477	$36,851	$36,473	$—	$17,059	$—	$1,502,860

* - At March 31, 2015, Special Mention and Substandard loans included $184,000 and $4 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** - The above table excludes all non-classified residential real estate and consumer loans at the respective period ends. The table also excludes most non-classified small Commercial and Industrial (“C&I”) and Commercial Real Estate (“CRE”) relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

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

Allowance for Loan and Lease Losses

Activity in the allowance for loan and leases (“Allowance”) follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Allowance, beginning of period	$24,410	$23,026

Charge offs - Core Banking	(492)	(912)
Charge offs - RPG	(5)	—
Total charge offs	(497)	(912)

Recoveries - Core Banking	338	493
Recoveries - RPG	195	463
Total recoveries	533	956

Net (charge offs) recoveries - Core Banking	(154)	(419)
Net (charge offs) recoveries - RPG	190	463
Net (charge offs) recoveries	36	44

Provision for loan and lease losses (“Provision”) - Core Banking	375	(240)
Provision - RPG	(190)	(463)
Total Provision	185	(703)

Allowance, end of period	$24,631	$22,367

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

•                  Changes in the volume and severity of past due, non-performing and classified loans and leases;

•                  Changes in the value of underlying collateral for collateral-dependent loans and leases;

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

The following tables present the activity in the Allowance by portfolio class for the three months ended March 31, 2015 and 2014:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
March 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision	140	12	80	(189)	1	32	(10)	15
Charge offs	(136)	—	—	(7)	—	—	(29)	—
Recoveries	60	—	3	9	—	—	29	—

Ending balance	$8,629	$579	$920	$7,553	$35	$958	$1,157	$40

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410
Provision	259	(8)	(190)	104	(79)	11	7	185
Charge offs	—	(51)	(5)	(40)	(146)	(12)	(71)	(497)
Recoveries	—	37	195	13	88	—	99	533

Ending balance	$1,058	$2,708	$44	$362	$245	$184	$159	$24,631

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
March 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—
Provision	118	—	(30)	(178)	—	(88)	(57)	—
Charge offs	(217)	—	(15)	(372)	—	(17)	—	—
Recoveries	34	—	6	142	—	1	48	—

Ending balance	$7,751	$—	$984	$7,901	$34	$1,192	$1,080	$—

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	$—	$126	$23,026
Provision	28	—	(463)	(18)	47	—	(62)	(703)
Charge offs	—	(66)	—	(5)	(151)	—	(69)	(912)
Recoveries	—	41	463	10	117	—	94	956

Ending balance	$477	$2,371	$—	$276	$212	$—	$89	$22,367

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	March 31, 2015	December 31, 2014

Loans on non-accrual status(1)	$24,423	$23,337
Loans past due 90-days-or-more and still on accrual(2)	572	322

Total non-performing loans	24,995	23,659
Other real estate owned	6,736	11,243
Total non-performing assets	$31,731	$34,902

Credit Quality Ratios:
Non-performing loans to total loans	0.79%	0.78%
Non-performing assets to total loans (including OREO)	1.00%	1.14%
Non-performing assets to total assets	0.80%	0.93%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90-days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Non-Accrual		and Still Accruing Interest*
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Residential real estate:
Owner occupied	$12,759	$10,903	$274	$322
Owner occupied - correspondent	—	—	—	—
Non owner occupied	1,559	2,352	298	—
Commercial real estate	5,952	6,151	—	—
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	1,990	1,990	—	—
Commercial & industrial	—	169	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	2,077	1,678	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	86	94	—	—

Total	$24,423	$23,337	$572	$322

* - For all periods presented, loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance, primarily retail,  homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. Troubled Debt Restructurings (“TDRs”) on non-accrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2015	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$3,152	$1,504	$3,721	$8,377	$1,087,631	$1,096,008
Owner occupied - correspondent	—	—	—	—	231,451	231,451
Non owner occupied	483	68	308	859	97,617	98,476
Commercial real estate	66	56	2,261	2,383	775,796	778,179
Commercial real estate - purchased whole loans	—	—	—	—	35,086	35,086
Construction & land development	—	—	1,990	1,990	38,114	40,104
Commercial & industrial	—	—	—	—	172,017	172,017
Lease financing receivables	—	—	—	—	4,004	4,004
Warehouse lines of credit	—	—	—	—	423,155	423,155
Home equity	55	225	1,176	1,456	247,374	248,830
Consumer:
RPG loans	133	35	—	168	3,941	4,109
Credit cards	52	26	—	78	9,868	9,946
Overdrafts	104	—	—	104	673	777
Purchased whole loans	30	—	9	39	4,282	4,321
Other consumer	46	11	—	57	8,916	8,973

Total	$4,121	$1,925	$9,465	$15,511	$3,139,925	$3,155,436
Delinquency ratio**	0.13%	0.06%	0.30%	0.49%

	30 - 59	60 - 89	90 or More
December 31, 2014	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$3,039	$1,329	$3,640	$8,008	$1,110,333	$1,118,341
Owner occupied - correspondent	—	—	—	—	226,628	226,628
Non owner occupied	36	635	105	776	95,716	96,492
Commercial real estate	585	—	2,387	2,972	769,337	772,309
Commercial real estate - purchased whole loans	—	—	—	—	34,898	34,898
Construction & land development	—	—	1,990	1,990	36,490	38,480
Commercial & industrial	211	—	—	211	157,128	157,339
Lease financing receivables	—	—	—	—	2,530	2,530
Warehouse lines of credit	—	—	—	—	319,431	319,431
Home equity	706	158	498	1,362	244,317	245,679
Consumer:
RPG loans	107	34	—	141	3,954	4,095
Credit cards	124	10	—	134	9,439	9,573
Overdrafts	178	—	—	178	1,002	1,180
Purchased whole loans	12	—	—	12	4,614	4,626
Other consumer	38	29	—	67	8,827	8,894

Total	$5,036	$2,195	$8,620	$15,851	$3,024,644	$3,040,495
Delinquency ratio**	0.17%	0.07%	0.28%	0.52%

* - All loans, excluding PCI loans, 90-days-or-more past due as of March 31, 2015 and December 31, 2014 were on non-accrual status.

** - Represents total loans past due by aging category divided by total loans.

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

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2015	December 31, 2014

Loans with no allocated allowance for loan losses	$29,941	$32,560
Loans with allocated allowance for loan losses	53,069	53,620

Total impaired loans	$83,010	$86,180

Amount of the allowance for loan losses allocated	$5,136	$5,564

Approximately $9 million and $10 million of impaired loans at March 31, 2015 and December 31, 2014 were PCI loans. Approximately $4 million and $6 million of impaired loans at March 31, 2015 and December 31, 2014 were formerly PCI loans which became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2015 and December 31, 2014:

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
March 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,061	$—	$162	$832	$—	$187	$205	$—
Collectively evaluated for impairment	5,529	579	682	6,350	35	771	905	40
PCI loans with post acquisition impairment	39	—	76	371	—	—	47	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,629	$579	$920	$7,553	$35	$958	$1,157	$40

Loans:
Impaired loans individually evaluated, excluding PCI loans	$40,747	$—	$3,988	$19,875	$—	$2,802	$3,822	$—
Loans collectively evaluated for impairment	1,054,112	231,451	92,856	745,652	35,086	36,896	166,977	4,004
PCI loans with post acquisition impairment	668	—	1,513	5,713	—	—	1,147	—
PCI loans without post acquisition impairment	481	—	119	6,939	—	406	71	—

Total ending loan balance	$1,096,008	$231,451	$98,476	$778,179	$35,086	$40,104	$172,017	$4,004

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$121	$—	$—	$—	$—	$35	$4,603
Collectively evaluated for impairment	1,058	2,587	44	362	245	184	124	19,495
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	533
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$1,058	$2,708	$44	$362	$245	$184	$159	$24,631

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,690	$—	$—	$—	$—	$45	$73,969
Loans collectively evaluated for impairment	423,155	246,140	4,109	9,946	777	4,321	8,926	3,064,408
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	9,041
PCI loans without post acquisition impairment	—	—	—	—	—	—	2	8,018

Total ending loan balance	$423,155	$248,830	$4,109	$9,946	$777	$4,321	$8,973	$3,155,436

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,251	$—	$101	$913	$—	$187	$302	$—
Collectively evaluated for impairment	5,264	567	672	6,462	34	739	800	25
PCI loans with post acquisition impairment	50	—	64	365	—	—	65	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25

Loans:
Impaired loans individually evaluated, excluding PCI loans	$41,265	$—	$3,388	$22,521	$—	$2,627	$4,319	$—
Loans collectively evaluated for impairment	1,075,871	226,628	91,395	736,965	34,898	35,357	151,776	2,530
PCI loans with post acquisition impairment	725	—	1,554	6,341	—	—	1,158	—
PCI loans without post acquisition impairment	480	—	155	6,482	—	496	86	—

Total ending loan balance	$1,118,341	$226,628	$96,492	$772,309	$34,898	$38,480	$157,339	$2,530

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$225	$—	$—	$—	$—	$40	$5,019
Collectively evaluated for impairment	799	2,505	44	285	382	185	83	18,846
PCI loans with post acquisition impairment	—	—	—	—	—	—	1	545
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$799	$2,730	$44	$285	$382	$185	$124	$24,410

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,220	$—	$—	$—	$—	$52	$76,392
Loans collectively evaluated for impairment	319,431	243,459	4,095	9,573	1,180	4,626	8,829	2,946,613
PCI loans with post acquisition impairment	—	—	—	—	—	—	10	9,788
PCI loans without post acquisition impairment	—	—	—	—	—	—	3	7,702

Total ending loan balance	$319,431	$245,679	$4,095	$9,573	$1,180	$4,626	$8,894	$3,040,495

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	March 31, 2015			March 31, 2015
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$5,981	$5,566	$—	$5,881	$50	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,690	2,588	—	2,402	8	—
Commercial real estate	15,002	13,990	—	15,119	120	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,124	2,124	—	2,134	3	—
Commercial & industrial	3,618	3,618	—	3,781	55	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	2,210	2,055	—	1,935	7	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	36,341	35,849	3,100	35,822	225	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,913	2,913	238	2,820	35	—
Commercial real estate	11,659	11,598	1,203	12,106	107	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	678	678	187	581	9	—
Commercial & industrial	1,351	1,351	252	1,443	18	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	759	635	121	521	1	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	45	45	35	54	—	—
Total impaired loans	$85,371	$83,010	$5,136	$84,599	$638	$—

	As of			Three Months Ended
	December 31, 2014			March 31, 2014
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$6,598	$6,196	$—	$6,960	$52	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,368	2,215	—	1,306	8	—
Commercial real estate	17,282	16,248	—	20,288	197	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,144	2,144	—	2,084	1	—
Commercial & industrial	3,943	3,943	—	4,233	59	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,969	1,814	—	1,758	9	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	—	—	—	9	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	36,361	35,794	3,301	34,475	244	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,755	2,727	165	6,589	71	—
Commercial real estate	12,653	12,614	1,278	23,197	190	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	483	483	187	594	6	—
Commercial & industrial	1,534	1,534	367	1,785	3	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	452	406	225	740	2	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	62	62	41	85	—	—
Total impaired loans	$88,604	$86,180	$5,564	$104,103	$842	$—

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

Non-accrual loans modified as TDRs typically remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2015 and December 31, 2014, $15 million and $14 million of TDRs were on non-accrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Non-Accrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate	84	$7,698	238	$31,013	322	$38,711
Commercial real estate	8	4,972	24	12,509	32	17,481
Construction & land development	2	1,990	7	812	9	2,802
Commercial & industrial	—	—	7	3,822	7	3,822

Total troubled debt restructurings	94	$14,660	276	$48,156	370	$62,816

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Non-Accrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate	74	$7,166	250	$31,966	324	$39,132
Commercial real estate	8	5,030	30	14,502	38	19,532
Construction & land development	2	1,990	6	637	8	2,627
Commercial & industrial	—	—	8	3,975	8	3,975

Total troubled debt restructurings	84	$14,186	294	$51,080	378	$65,266

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2015 and December 31, 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):

Interest only payments	3	$838	5	$422	8	$1,260
Rate reduction	186	25,685	46	5,709	232	31,394
Principal deferral	10	936	7	811	17	1,747
Legal modifications	34	2,706	31	1,604	65	4,310
Total residential TDRs	233	30,165	89	8,546	322	38,711

Commercial related and construction/land development loans:
Interest only payments	9	3,290	2	899	11	4,189
Rate reduction	12	6,396	6	3,711	18	10,107
Principal deferral	13	5,605	6	4,204	19	9,809
Total commercial TDRs	34	15,291	14	8,814	48	24,105
Total troubled debt restructurings	267	$45,456	103	$17,360	370	$62,816

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):

Interest only payments	2	$218	4	$389	6	$607
Rate reduction	173	25,080	61	7,376	234	32,456
Principal deferral	12	1,408	5	349	17	1,757
Legal modifications	33	2,675	34	1,637	67	4,312
Total residential TDRs	220	29,381	104	9,751	324	39,132

Commercial related and construction/land development loans:
Interest only payments	10	4,170	2	926	12	5,096
Rate reduction	19	9,043	3	1,915	22	10,958
Principal deferral	14	5,820	6	4,260	20	10,080
Total commercial TDRs	43	19,033	11	7,101	54	26,134
Total troubled debt restructurings	263	$48,414	115	$16,852	378	$65,266

As of March 31, 2015 and December 31, 2014, 72% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $4 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of March 31, 2015 and December 31, 2014. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal “watch list” and have been specifically provided for or reserved for as part of the Bank’s normal loan and lease provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at March 31, 2015 or December 31, 2014.

A summary of the categories of TDR loan modifications and respective performance as of March 31, 2015 and 2014 that were modified during the three months ended March 31, 2015 and 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$621	—	$—	1	$621
Rate reduction	4	408	3	160	7	568
Principal deferral	—	—	1	25	1	25
Legal modifications	—	—	1	140	1	140
Total residential TDRs	5	1,029	5	325	10	1,354

Commercial related and construction/land development loans:
Interest only payments	3	468	—	—	3	468
Rate reduction	—	—	1	1,730	1	1,730
Principal deferral	—	—	1	56	1	56
Total commercial TDRs	3	468	2	1,786	5	2,254
Total troubled debt restructurings	8	$1,497	7	$2,111	15	$3,608

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$2	1	$2
Rate reduction	13	1,102	3	1,134	16	2,236
Principal deferral	3	299	—	—	3	299
Legal modifications	20	2,070	11	664	31	2,734
Total residential TDRs	36	3,471	15	1,800	51	5,271

Commercial related and construction/land development loans:
Interest only payments	3	718	—	—	3	718
Rate reduction	2	2,352	1	1,134	3	3,486
Principal deferral	2	968	1	1,908	3	2,876
Total commercial TDRs	7	4,038	2	3,042	9	7,080
Total troubled debt restructurings	43	$7,509	17	$4,842	60	$12,351

As of March 31, 2015 and 2014, 42% and 61% of the Bank’s TDRs that occurred during the first quarters of 2015 and 2014 were performing according to their modified terms. The Bank provided $476,000 and $358,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the first quarters of 2015 and 2014. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances for the three months ending March 31, 2015 and March 31, 2014.

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of March 31, 2015 and 2014 and for which there was a payment default during the three months ended March 31, 2015 and 2014:

	Number of	Recorded
March 31, 2015 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	5	$324
Owner occupied - correspondent	—	—
Non owner occupied	—	—
Commercial real estate	1	56
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	—	—
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	—	—

Total	6	$380

	Number of	Recorded
March 31, 2014 (dollars in thousands)	Loans	Investment

Residential real estate:
Owner occupied	12	$1,747
Owner occupied - correspondent	—	—
Non owner occupied	—	—
Commercial real estate	1	1,134
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit		—
Home equity	2	28
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	—	—

Total	15	$2,909

The following table presents the carrying amount of foreclosed properties held at March 31, 2015 and December 31, 2014 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2015	December 31, 2014

Residential real estate	$1,634	$3,209
Commercial real estate	1,908	3,324
Construction & land development	3,194	4,710

Total other real estate owned	$6,736	$11,243

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties  for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$2,978	$2,466

4.             DEPOSITS

Ending deposit balances at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	March 31, 2015	December 31, 2014

Demand	$733,727	$691,787
Money market accounts	486,360	471,339
Brokered money market accounts	137,389	35,649
Savings	102,116	91,625
Individual retirement accounts*	35,884	28,771
Time deposits, $250,000 and over*	41,777	56,556
Other certificates of deposit*	122,481	104,010
Brokered certificates of deposit*(1)	54,317	75,876

Total interest-bearing deposits	1,714,051	1,555,613
Total non interest-bearing deposits	666,166	502,569

Total deposits	$2,380,217	$2,058,182

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $250,000.

5.             FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At March 31, 2015 and December 31, 2014, FHLB advances were as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014

Overnight advance with an interest rate of 0.15% due on April 1, 2015	$57,000	$198,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 19, 2015	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.70% due through 2023	429,500	399,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000
Total FHLB advances	$596,500	$707,500

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2015 and December 31, 2014, Republic had available collateral to borrow an additional $555 million and $452 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million through various other financial institutions as of March 31, 2015 and December 31, 2014. The total outstanding borrowings on such unsecured lines were $15 million and $0 at March 31, 2015 and December 31, 2014.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2015	$77,000	0.49%
2016	82,000	1.74%
2017	145,000	3.44%
2018	117,500	1.53%
2019	100,000	1.80%
2020	45,000	1.84%
Thereafter	30,000	1.95%
Total	$596,500	1.98%

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2015	December 31, 2014

First lien, single family residential real estate	$1,320,054	$1,333,811
Home equity lines of credit	103,912	103,064
Multi-family commercial real estate	14,968	12,682

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s Credit Administration Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$187,937	$—	$187,937
Private label mortgage backed security	—	—	5,235	5,235
Mortgage backed securities - residential	—	117,973	—	117,973
Collateralized mortgage obligations	—	136,607	—	136,607
Freddie Mac preferred stock	—	271	—	271
Mutual fund	1,027	—	—	1,027
Corporate bonds	—	15,095	—	15,095
Total securities available for sale	$1,027	$457,883	$5,235	$464,145

Mortgage loans held for sale	$—	$12,748	$—	$12,748
Rate lock commitments	—	497	—	497

Financial liabilities:
Mandatory forward contracts	—	125	—	125
Interest rate swap agreements	—	783	—	783

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$146,922	$—	$146,922
Private label mortgage backed security	—	—	5,250	5,250
Mortgage backed securities - residential	—	124,256	—	124,256
Collateralized mortgage obligations	—	143,171	—	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,018	—	—	1,018
Corporate bonds	—	15,063	—	15,063
Total securities available for sale	$1,018	$429,643	$5,250	$435,911

Mortgage loans held for sale	$—	$6,388	$—	$6,388
Rate lock commitments	—	250	—	250

Financial liabilities:
Mandatory forward contracts	—	33	—	33
Interest rate swap agreements	—	488	—	488

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2015 and 2014.

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Balance, beginning of period	$5,250	$5,485
Total gains or losses included in earnings:
Net change in unrealized gain	(22)	54
Recovery of actual losses previously recorded	35	32
Principal paydowns	(28)	(301)
Balance, end of period	$5,235	$5,270

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2015 and December 31, 2014:

	Fair	Valuation
March 31, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,235	Discounted cash flow	(1) Constant prepayment rate	(1.5)% - 6.5%
			(2) Probability of default	3.0% - 9.1%
			(2) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,250	Discounted cash flow	(1) Constant prepayment rate	0.5% - 6.5%
			(2) Probability of default	3.0% - 6.2%
			(2) Loss severity	60% - 75%

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

(in thousands)	March 31, 2015	December 31, 2014

Aggregate fair value	$12,748	$6,388
Contractual balance	12,446	6,265
Gain	302	123

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2015 and 2014 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Interest income	$56	$46
Change in fair value	178	(35)
Total included in earnings	$234	$11

Assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at
	March 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,615	$1,615
Non owner occupied	—	—	686	686
Commercial real estate	—	—	5,283	5,283
Home equity	—	—	1,191	1,191
Total impaired loans*	$—	$—	$8,775	$8,775

Other real estate owned:
Residential real estate	$—	$—	$1,110	$1,110
Commercial real estate	—	—	1,267	1,267
Construction & land development	—	—	2,443	2,443
Total other real estate owned	$—	$—	$4,820	$4,820

Premises, held for sale	$—	$—	$1,284	$1,284

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,678	$1,678
Non owner occupied	—	—	702	702
Commercial real estate	—	—	6,122	6,122
Home equity	—	—	1,346	1,346
Total impaired loans*	$—	$—	$9,848	$9,848

Other real estate owned:
Residential real estate	$—	$—	$1,916	$1,916
Commercial real estate	—	—	2,845	2,845
Construction & land development	—	—	4,427	4,427
Total other real estate owned	$—	$—	$9,188	$9,188

Premises, held for sale	$—	$—	$1,317	$1,317

* - The impaired loan balances in the above two tables exclude TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote 6 and represents estimated selling costs to liquidate the underlying collateral on such debt.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate	$1,615	Sales comparison approach	Adjustments determined for	0% - 28% (7%)
owner occupied			differences between
			comparable sales

Impaired loans - residential real estate	$686	Sales comparison approach	Adjustments determined for	0% - 33% (18%)
non owner occupied			differences between
			comparable sales

Impaired loans - commercial real estate	$1,791	Sales comparison approach	Adjustments determined for	0% - 9% (3%)
			differences between
			comparable sales

	$3,492	Income approach	Adjustments for differences	3%-37% (22%)
			between net operating income
			expectations

Impaired loans - home equity	$1,191	Sales comparison approach	Adjustments determined for	0% - 35% (17%)
			differences between
			comparable sales

Other real estate owned - residential	$1,110	Sales comparison approach	Adjustments determined for	10% - 39% (25%)
real estate			differences between
			comparable sales

Other real estate owned - commercial	$1,267	Sales comparison approach	Adjustments determined for	18% - 28% (20%)
real estate			differences between
			comparable sales

Other real estate owned - construction	$374	Sales comparison approach	Adjustments determined for	13% (13%)
& land development			differences between
			comparable sales

	$2,069	Income approach	Adjustments for differences	6% (6%)
			between net operating income
			expectations

Premises, held for sale	$1,284	Sales comparison approach	Adjustments determined for	1% (1%)
			differences between
			comparable sales

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate	$1,678	Sales comparison approach	Adjustments determined for	0% - 33% (7%)
owner occupied			differences between
			comparable sales

Impaired loans - residential real estate	$702	Sales comparison approach	Adjustments determined for	0% - 33% (18%)
non owner occupied			differences between
			comparable sales

Impaired loans - commercial real estate	$2,615	Sales comparison approach	Adjustments determined for	0% - 9% (2%)
			differences between
			comparable sales

	$3,507	Income approach	Adjustments for differences	3%-37% (22%)
			between net operating income
			expectations

Impaired loans - home equity	$1,346	Sales comparison approach	Adjustments determined for	0% - 35% (12%)
			differences between
			comparable sales

Other real estate owned - residential	$1,916	Sales comparison approach	Adjustments determined for	9% - 23% (19%)
real estate			differences between
			comparable sales

Other real estate owned - commercial	$1,378	Sales comparison approach	Adjustments determined for	11% - 14% (13%)
real estate			differences between
			comparable sales

	$1,467	Income approach	Adjustments for differences	19% (19%)
			between net operating income
			expectations

Other real estate owned - construction	$2,000	Sales comparison approach	Adjustments determined for	13% - 70% (38%)
& land development			differences between
			comparable sales

	$2,427	Income approach	Adjustments for differences	8% - 9% (8%)
			between net operating income
			expectations

Premises, held for sale	$1,317	Sales comparison approach	Adjustments determined for	1% (1%)
			differences between
			comparable sales

The following section details impairment charges recognized during the period:

Impaired Loans

Collateral dependent impaired loans are generally measured for impairment using the fair value of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	March 31, 2015	December 31, 2014

Carrying amount of loans measured at fair value	$7,646	$8,343
Estimated selling costs considered in carrying amount	1,129	1,505
Total fair value	$8,775	$9,848

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. All of the Bank’s individual other real estate owned properties were carried at the lower of their fair value or cost at March 31, 2015 and December 31, 2014.

Details of other real estate owned carrying value and write downs follow:

(in thousands)	March 31, 2015	December 31, 2014

Other real estate carried at fair value	$4,820	$9,188
Other real estate carried at cost	1,916	2,055
Total carrying value of other real estate owned	$6,736	$11,243

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Other real estate owned write-downs during the period	$484	$884

Premises, Held for Sale

The Company closed its Hudson, Florida banking center on January 16, 2015. The Hudson premises were held for sale at March 31, 2015 and December 31, 2014 and carried at $1 million, its fair value less estimated selling costs. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

The Hudson premises were written down $33,000 during the three months ended March 31, 2015, with no similar write-down for the same period in 2014.

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value. No MSRs were carried at fair value at March 31, 2015 and December 31, 2014.

The carrying amounts and estimated fair values of all financial instruments, at March 31, 2015 and December 31, 2014 follows:

		Fair Value Measurements at
		March 31, 2015:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$136,349	$136,349	$—	$—	$136,349
Securities available for sale	464,145	1,027	457,883	5,235	464,145
Securities be held to maturity	44,574	—	45,133	—	45,133
Mortgage loans held for sale, at fair value	12,748	—	12,748	—	12,748
Loans, net	3,130,805	—	—	3,168,766	3,168,766
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	8,885	—	8,885	—	8,885

Liabilities:
Non interest-bearing deposits	666,166	—	666,166	—	666,166
Transaction deposits	1,459,592	—	1,459,592	—	1,459,592
Time deposits	254,459	—	254,586	—	254,586
Securities sold under agreements to repurchase and other short-term borrowings	332,534	—	332,534	—	332,534
Federal Home Loan Bank advances	596,500	—	613,356	—	613,356
Subordinated note	41,240	—	41,235	—	41,235
Accrued interest payable	1,271	—	1,271	—	1,271

NA - Not applicable

		Fair Value Measurements at
		December 31, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$72,878	$72,878	$—	$—	$72,878
Securities available for sale	435,911	1,018	429,643	5,250	435,911
Securities be held to maturity	45,437	—	45,807	—	45,807
Mortgage loans held for sale, at fair value	6,388	—	6,388	—	6,388
Loans, net	3,016,085	—	—	3,045,443	3,045,443
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	8,807	—	8,807	—	8,807

Liabilities:
Non interest-bearing deposits	502,569	—	502,569	—	502,569
Transaction deposits	1,290,400	—	1,290,400	—	1,290,400
Time deposits	265,213	—	265,858	—	265,858
Securities sold under agreements to repurchase and other short-term borrowings	356,108	—	356,108	—	356,108
Federal Home Loan Bank advances	707,500	—	721,346	—	721,346
Subordinated note	41,240	—	41,198	—	41,198
Accrued interest payable	1,262	—	1,262	—	1,262

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

Securities sold under agreements to repurchase and other short-term borrowings — The carrying amount for securities sold under agreements to repurchase and other short-term borrowings generally maturing within ninety days approximates its fair value resulting in a Level 2 classification.

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

7.                                      MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Balance, beginning of period	$6,388	$3,506
Origination of mortgage loans held for sale	45,835	14,110
Proceeds from the sale of mortgage loans held for sale	(40,697)	(15,700)
Net gain on sale of mortgage loans held for sale	1,222	498

Balance, end of period	$12,748	$2,414

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Net gain realized on sale of mortgage loans held for sale	$889	$458
Net change in fair value recognized on loans held for sale	178	(35)
Net change in fair value recognized on rate lock commitments	247	80
Net change in fair value recognized on forward contracts	(92)	(5)
Net gain recognized	1,222	498

Loan servicing income	469	302
Amortization of mortgage servicing rights	(338)	(314)
Net servicing income recognized	131	(12)

Total Mortgage Banking income	$1,353	$486

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Balance, beginning of period	$4,813	$5,409
Additions	389	132
Amortized to expense	(338)	(314)

Balance, end of period	$4,864	$5,227

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2015 and 2014.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2015	December 31, 2014

Fair value of mortgage servicing rights portfolio	$6,427	$6,651
Monthly prepayment rate of unpaid principal balance*	105% - 462%	95% - 462%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.37	5.70

* - Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	Notional Amount	Fair Value	Notional Amount	Fair Value
(in thousands)	March 31, 2015		December 31, 2014

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$12,446	$12,748	$6,265	$6,388

Included in other assets:
Rate lock loan commitments	$26,561	$497	$12,866	$250

Included in other liabilities:
Mandatory forward contracts	$30,098	$125	$13,181	$33

8.  INTEREST RATE SWAPS

The Bank entered into two interest rate swap agreements during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month London Interbank Offered Rate (“LIBOR”) or the overall changes in cash flows on certain money market deposit accounts tied to one-month LIBOR.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

The swaps were determined to be fully effective during all periods presented; therefore, no amount of ineffectiveness was included in net income. The aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in OCI. The amount included in accumulated OCI would be reclassified to current earnings should the hedge no longer be considered effective. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

The following table reflects summary information about swaps designated as cash flow hedges as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014

Notional amount (receive rate tied to 3-month LIBOR)	$10,000	$10,000
Notional amount (receive rate tied to 1-month LIBOR)	10,000	10,000
Total notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.22%	0.21%
Weighted average remaining maturity in years	6	6
Unrealized loss	$(783)	$(488)
Fair value of security pledged as collateral	$1,015	$734

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March,
(in thousands)	2015	2014

Interest expense on deposits related to money market swap transaction	$49	$49
Interest expense on FHLB advances related to FHLB swap transaction	52	51
Total interest expense on swap transactions	$101	$100

The following tables present the net losses recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 (in thousands)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$(396)	$(101)	$—

Three Months Ended March 31, 2014 (in thousands)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges - interest rate swaps	$(339)	$(100)	$—

The following table reflects the cash flow hedges included in the consolidated balance sheet as of March 31, 2015 and December 31, 2014:

	Notional Amount	Fair Value	Notional Amount	Fair Value
(in thousands)	March 31, 2015		December 31, 2014

Fair value included in other liabilities:
Cash flow hedges - interest rate swaps	$20,000	$783	$20,000	$488

The estimated net amount of the existing losses that are reported in accumulated OCI at March 31, 2015 that is expected to be reclassified into earnings within the next twelve months is $427,000.

9.                                            OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The table below presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2015	December 31, 2014

Unused warehouse lines of credit	$139,345	$208,069
Unused home equity lines of credit	253,792	240,372
Unused loan commitments - other	261,964	216,806
Commitments to purchase loans(1)	56,837	15,798
Standby letters of credit	12,945	12,383
FHLB letters of credit	—	750
Total commitments	$724,883	$694,178

(1) - Commitments made through the Bank’s Correspondent Lending channel.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014

Net income	$13,788	$11,984

Weighted average shares outstanding	20,859	20,796
Effect of dilutive securities	77	97
Average shares outstanding including dilutive securities	20,936	20,893

Basic earnings per share:
Class A Common Stock	$0.66	$0.58
Class B Common Stock	$0.65	$0.56

Diluted earnings per share:
Class A Common Stock	$0.66	$0.58
Class B Common Stock	$0.64	$0.56

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2015	2014

Antidilutive stock options	14,250	15,500
Average antidilutive stock options	14,250	15,500

11.                                                       SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

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

(dollars in thousands)	March 31, 2015	December 31, 2014

Outstanding balance at end of period	$317,534	$356,108
Weighted average interest rate at end of period	0.02%	0.04%
Fair value of securities pledged	$389,421	$378,478

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Average outstanding balance during the period	$391,254	$223,079
Average interest rate during the period	0.04%	0.04%
Maximum outstanding at any month end during the period	$408,955	$222,174

Other short-term borrowings included $15 million in federal funds purchased at March 31, 2015. These funds cost 0.75% and matured on April 1, 2015. No such borrowings existed at December 31, 2014.

12.                                                       OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Available for Sale Securities:
Unrealized gain on securities available for sale	$1,238	$2
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(22)	54
Net unrealized gains	1,216	56
Tax effect	(426)	(20)
Net of tax	790	36

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(396)	(339)
Reclassification amount for derivative losses realized in income	101	100
Net unrealized losses	(295)	(239)
Tax effect	104	83
Net of tax	(191)	(156)

Total OCI components, net of tax	$599	$(120)

Significant amounts reclassified out of each component of accumulated OCI for the three months ended March 31, 2015 and 2014:

		Amounts Reclassified From Accumulated Other Comprehensive Income
		Three Months Ended
	Affected Line Items in the Consolidated	March 31,
(in thousands)	Statements of Income	2015	2014

Cash Flow Hedges:

Derivative losses realized on cash flow hedge of deposits	Interest expense on deposits	$(49)	$(49)

Derivative losses realized on cash flow hedge of FHLB advance	Interest expense on Federal Home Loan Bank advances	(52)	(51)
Total derivative losses on cash flow hedges	Total interest expense	(101)	(100)
Tax effect	Income tax expense	35	35
Net of tax	Net income	$(66)	$(65)

The following is a summary of the accumulated OCI balances, net of tax:

(in thousands)	Dec. 31, 2014	2015 Change	Mar. 31, 2015

Unrealized gain on securities available for sale	$3,839	$804	$4,643
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(14)	778
Unrealized loss on cash flow hedge	(316)	(191)	(507)
Total unrealized gain	$4,315	$599	$4,914

(in thousands)	Dec. 31, 2013	2014 Change	Mar. 31, 2014

Unrealized gain on securities available for sale	$2,526	$1	$2,527
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	35	519
Unrealized gain (loss) on cash flow hedge	111	(156)	(45)
Total unrealized gain	$3,121	$(120)	$3,001

13.                                     SEGMENT INFORMATION

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

As of March 31, 2015, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The RPG segment includes the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Company.

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

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2014 Annual Report on Form 10-K.  Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made. Transactions among reportable segments are made at carrying value.

Segment information for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31, 2015
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$25,758	$2,541	$56	$28,355	$667	$29,022

Provision for loan and lease losses	116	259	—	375	(190)	185

Net refund transfer fees	—	—	—	—	15,335	15,335
Mortgage banking income	—	—	1,353	1,353	—	1,353
Other non interest income	5,397	5	84	5,486	812	6,298
Total non interest income	5,397	5	1,437	6,839	16,147	22,986

Total non interest expenses	23,407	573	1,285	25,265	5,809	31,074

Income before income tax expense	7,632	1,714	208	9,554	11,195	20,749
Income tax expense	2,286	600	73	2,959	4,002	6,961
Net income	$5,346	$1,114	$135	$6,595	$7,193	$13,788

Segment end of period assets	$3,380,813	$422,652	$18,002	$3,821,467	$130,720	$3,952,187

Net interest margin	3.10%	3.62%	NM	3.14%	NM	3.14%

	Three Months Ended March 31, 2014
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$25,954	$1,159	$46	$27,159	$145	$27,304

Provision for loan and lease losses	(268)	28	—	(240)	(463)	(703)

Net refund transfer fees	—	—	—	—	14,388	14,388
Mortgage banking income	—	—	486	486	—	486
Other non interest income	5,072	2	74	5,148	693	5,841
Total non interest income	5,072	2	560	5,634	15,081	20,715

Total non interest expenses	23,482	380	1,210	25,072	5,127	30,199

Income (loss) before income tax expense	7,812	753	(604)	7,961	10,562	18,523
Income tax expense (benefit)	2,520	264	(211)	2,573	3,966	6,539
Net income (loss)	$5,292	$489	$(393)	$5,388	$6,596	$11,984

Segment end of period assets	$3,305,197	$135,986	$8,062	$3,449,245	$57,927	$3,507,172

Net interest margin	3.27%	3.97%	NM	3.29%	NM	3.24%

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; personal and corporate clients’ bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or cyber security attacks involving either the Company or one of the Company’s third party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”),  including Part 1 Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K.

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

•               future accretion of discounts on loans acquired in the Bank’s 2012 FDIC-assisted transactions and the effect of such accretion on the Bank’s net interest income and net interest margin;

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2015, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to the fourth quarter of 2014, but realized the quantitative and qualitative nature of a segment by the end of 2014. All prior periods have been reclassified to conform to the current presentation.

	Three Months Ended March 31, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$5,346	$1,114	$135	$6,595	$7,193	$13,788
Total assets	3,380,813	422,652	18,002	3,821,467	130,720	3,952,187
Net interest margin	3.10%	3.62%	NM	3.14%	NM	3.14%

	Three Months Ended March 31, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$5,292	$489	$(393)	$5,388	$6,596	$11,984
Total assets	3,305,197	135,986	8,062	3,449,245	57,927	3,507,172
Net interest margin	3.27%	3.97%	NM	3.29%	NM	3.24%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 13 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

As of March 31, 2015 in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

•                  Metropolitan Tampa, Florida — 2

•                  Metropolitan Cincinnati, Ohio — 1

•                  Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

The Bank’s principal lending activities consists of the following:

Retail Mortgage Lending — Through its retail banking centers detailed above, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, first lien residential real estate loans.  In addition the Bank originates home equity loans and home equity lines of credit through its retail banking centers. All such loans are generally collateralized by owner occupied property.  For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s primary market area footprint, while loans originated through the Correspondent Lending channel and internet banking are generally secured by collateral located outside of the Bank’s geographic footprint.  All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” segment and are discussed below and elsewhere in this filing.

Commercial Lending — The Bank’s commercial real estate (“CRE”) loans are generally made to small-to-medium sized businesses in amounts up to 80% or 85% LTV, depending on the market, of the lesser of the appraised value or purchase price of the property. The Bank’s CRE loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial use property.

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

Internet Lending — The Bank accepts online loan applications through its website, www.republicbank.com.  Historically, the majority of loans originated through the internet have been within the Bank’s traditional markets of Kentucky and Indiana.  Other states where loans may be originated include Tennessee, Florida, Ohio, Virginia, and Minnesota, as well as, the District of Columbia.

Correspondent Lending — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.  As previously disclosed, loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint. As of March 31, 2015, 76% of loans originated through the Company’s Correspondent Lending channel were secured by single family residences located in the state of California.

The Bank’s other banking activities generally consists of the following:

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

See additional detail regarding the Traditional Banking segment under Footnote 13 “Segment Information” of Part I Item 1 “Financial Statements.”

(II)  Warehouse Lending segment

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

See additional detail regarding the Warehouse Lending segment under Footnote 13 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding Mortgage Banking under Footnote 7 “Mortgage Banking Activities” and Footnote 13 “Segment Information” of Part I Item 1 “Financial Statements.”

(IV)  Republic Processing Group segment

All divisions of the RPG segment operate through the Bank. Nationally, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. The RPS division offers general purpose reloadable prepaid debit cards through third party program managers.  The RCS division offers short-term consumer credit products.

See additional detail regarding RPG under Footnote 13 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW

Net income for the first quarter of 2015 was $13.8 million, representing an increase of $1.8 million, or 15%, compared to the same period in 2014. Diluted earnings per Class A Common Share increased to $0.66 for the quarter ended March 31, 2015 compared to $0.58 for the same period in 2014.

Within the Company’s Traditional Banking segment, net income for the first quarter of 2015 increased $54,000, or 1%, from the same period in 2014, primarily due to an increase in net interest income, driven by solid loan growth during the previous twelve months.

Net income at the Company’s Warehouse segment increased $625,000, or 128%, from the same period in 2014, primarily due to an increase in usage of Warehouse commitments, driven by a decrease in long-term interest rates during the first quarter of 2015.

The Company’s Mortgage Banking segment reflected net income of $135,000 for the first quarter of 2015 compared to net loss of $393,000 from the same period in 2014. The improvement was primarily due to higher demand for mortgage products that was primarily driven by a decrease in long-term mortgage rates during the first quarter of 2015.

RPG’s first quarter 2015 net income increased $597,000, or 9%, over the same period in 2014.  The higher profitability was primarily driven by the TRS division, which experienced a 39% increase in RT volume.

Other general highlights by business segment for the quarter ended March 31, 2015 consisted of the following:

Traditional Banking segment

•                  Net income increased $54,000, or 1%, for the first quarter of 2015 compared to the same period in 2014.

•                  Net interest income decreased $196,000, or 1%, for the first quarter of 2015 to $25.8 million. The Traditional Banking segment net interest margin decreased 17 basis points for the quarter ended March 31, 2015 to 3.10%.

•                  The Traditional Banking Provision was $116,000 for the first quarter of 2015 compared to a net credit of $268,000 for the same period in 2014.

•                  Total non interest income increased $325,000, or 6%, for the first quarter of 2015 compared to the same period in 2014.

•                  Total non interest expense decreased $75,000, or less than 1%, during the first quarter of 2015 compared to the first quarter of 2014.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.92% at March 31, 2015, compared to 0.87% at December 31, 2014 and 0.99% at March 31, 2014.

•                  Delinquent loans to total loans for the Traditional Banking segment was 0.57% at March 31, 2015, compared to 0.58% at December 31, 2014 and 0.59% at March 31, 2014.

•                  Gross Traditional Bank loans increased by $11 million, or less than 1%, from December 31, 2014 to March 31, 2015.

•                  Traditional Bank deposits grew by $204 million, or 10%, from December 31, 2014 to March 31, 2015.

Warehouse Lending segment

•                  Net income increased $625,000, or 128%, for the first quarter of 2015 compared to the same period in 2014.

•                  Net interest income increased $1.4 million, or 119%, for the first quarter of 2015 compared to the same period in 2014. The Warehouse segment net interest margin decreased 35 basis points from the first quarter of 2014 to 3.62% for the same period in 2015.

•                  The Warehouse Provision was $259,000 for the first quarter of 2015 compared to $28,000 for the same period in 2014.

•                  Outstanding balances for Warehouse lines of credit increased by $103 million, or 32%, from December 31, 2014 to March 31, 2015.

•                  There were no non-performing loans or delinquent loans associated with the Warehouse segment at March 31, 2015, December 31, 2014 or March 31, 2014.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income increased $867,000 during the first quarter of 2015 compared to the same period in 2014.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $41 million during the first quarter of 2015 compared to $16 million during the same period in 2014.  Volume during the first quarter of 2015 benefited from a decrease in long-term interest rates during the first quarter of 2015.

Republic Processing Group segment

•                  Net income increased $597,000, or 9%, for the first quarter of 2015 compared to the same period in 2014.

•                  While the Bank permanently discontinued the offering of its Refund Anticipation Loan (“RAL”) product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. Overall, RPG recorded a net credit to the Provision of $190,000 during the first quarter of 2015, compared to a net credit of $463,000 for the same period in 2014.

•                  Non interest income was $16.1 million for the first quarter of 2015 compared to $15.1 million for the same period in 2014.

•                  Net RT revenue increased $947,000, or 7%, during the first quarter of 2015 compared to the first quarter of 2014. Total RTs processed during the first quarter 2015 tax season by the TRS division increased by 39% from the first quarter 2014 tax season, driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

•                  Non interest expenses were $5.8 million for the first quarter of 2015 compared to $5.1 million for the same period in 2014.

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

Total Company net interest income increased $1.7 million, or 6%, during the first quarter of 2015 compared to the same period in 2014. The total Company net interest margin decreased from 3.24% during the first quarter of 2014 to 3.14% for the same period in 2015.  The primary driver of the increase in total Company net interest income was growth in the Company’s average loans over the past twelve months, which increased $465 million, or 18%, over this time period. The benefit from loan growth was partially offset by a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs, along with a decrease in accretion income associated with the Bank’s 2012 FDIC-assisted transactions.

For the first quarters of 2015 and 2014, the significant majority of net interest income for the total Company was attributable to the Traditional Banking and Warehouse segments. The most significant components affecting the total Company’s net interest income by business segment were as follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $196,000, or 1%, for the quarter ended March 31, 2015 compared to the same period in 2014. The Traditional Banking net interest margin decreased 17 basis points from the same period in 2014 to 3.10%. The decrease in the Traditional Bank’s net interest income and net interest margin during the first quarter of 2015 was primarily attributable to the following factors:

•                  Traditional Bank loans, excluding loans acquired through the Company’s 2012 FDIC-assisted transactions, experienced yield compression of 22 basis points from the first quarter of 2014 to the same period in 2015.  Average loans outstanding, excluding loans from the 2012 FDIC-assisted transactions, were $2.37 billion with a weighted average yield of 4.32% during the first quarter of 2014 compared to $2.69 billion with a weighted average yield of 4.10% during the first quarter of 2015. The overall effect of these changes in rate and volume was an increase of $2.1 million in interest income. Growth over the previous twelve months was driven significantly by the Bank’s Correspondent Lending origination channel, which first began acquiring loans in May 2014.

•                  Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower due to diminishing benefits from discount accretion on these loans.  Altogether, this discount accretion totaled $141,000 for the first quarter of 2015 compared to $2.1 million for the first quarter of 2014, contributing 2 and 25 basis points, respectively, to the net interest margin for these periods. Management projects accretion of loan discounts related to the 2012 FDIC-assisted transactions to be approximately $1.0 million for the remainder of 2015. The accretion estimate for the remainder of 2015 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

•                  Traditional Bank taxable investment securities experienced yield compression of 12 basis points from the first quarter of 2014 compared to the same period in 2015. Average taxable investment securities outstanding were $500 million with a weighted average yield of 1.70% during 2014 compared to $525 million with a weighted average yield of 1.58% during 2015.  The overall effect of these changes in rate and volume was a decrease of $53,000 in interest income.

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

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.4 million, or 119%, from the first quarter of 2014 compared to the same period in 2015, despite a decline in net interest margin of 35 basis points. The increase in net interest income was primarily attributable to growth in Warehouse commitments and increased usage.

Total Warehouse line commitments increased from $336 million at March 31, 2014 to $563 million at March 31, 2015. Average line usage rates of such commitments increased to 50% during the first quarter of 2015 compared to 34% during the first quarter of 2014. Usage rates for the first quarter of 2015 benefitted from favorably low, long-term mortgage rates during the period.

Driven by the aforementioned increase in outstanding commitments and usage rates, average outstanding Warehouse lines of credit during the first quarter of 2015 increased $164 million compared to the same period in 2014.  Average outstanding warehouse lines were $281 million during the first quarter of 2015 with a weighted average yield of 3.85%, compared to average outstanding lines of $117 million with a weighted average yield of 4.20% for the same period in 2014.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$524,883	$2,070	1.58%	$499,698	$2,123	1.70%
Federal funds sold and other interest-earning deposits	142,172	100	0.28%	306,535	212	0.28%
RPG loans and fees(2)(3)	14,758	609	16.51%	12,228	66	2.16%
Outstanding Warehouse lines of credit and fees(2)(3)	281,005	2,705	3.85%	116,607	1,224	4.20%
Other loans and fees(2)(3)	2,733,304	28,277	4.14%	2,435,353	28,872	4.74%

Total interest-earning assets	3,696,122	33,761	3.65%	3,370,421	32,497	3.86%

Allowance for loan and lease losses	(24,542)			(22,947)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	131,122			116,612
Premises and equipment, net	33,938			33,032
Bank owned life insurance	51,576			25,243
Other assets(1)	56,311			48,700
Total assets	$3,944,527			$3,571,061

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$791,336	$125	0.06%	$725,719	$118	0.07%
Money market accounts	476,258	180	0.15%	486,141	192	0.16%
Time deposits	194,543	425	0.87%	177,557	272	0.61%
Brokered money market and brokered certificates of deposit	173,842	414	0.95%	115,403	396	1.37%

Total interest-bearing deposits	1,635,979	1,144	0.28%	1,504,820	978	0.26%

Securities sold under agreements to repurchase and other short-term borrowings	391,421	38	0.04%	223,079	22	0.04%
Federal Home Loan Bank advances	567,934	2,928	2.06%	595,061	3,564	2.40%
Subordinated note	41,240	629	6.10%	41,240	629	6.10%

Total interest-bearing liabilities	2,636,574	4,739	0.72%	2,364,200	5,193	0.88%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	719,581			639,785
Other liabilities	20,873			15,167
Stockholders’ equity	567,499			551,909
Total liabilities and stock-holders’ equity	$3,944,527			$3,571,061

Net interest income		$29,022			$27,304

Net interest spread			2.93%			2.98%

Net interest margin			3.14%			3.24%

(1)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The total amount of loan fee income included in total interest income was $1.8 million and $3.1 million for the three months ended March 31, 2015 and 2014.

(3)         Average balances for loans include the principal balance of non-accrual loans, loans held for sale, loan premiums, discounts and unamortized loan origination fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended March 31, 2015 and 2014

		Three Months Ended March 31, 2015
		Compared to
		Three Months Ended March 31, 2014
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(53)	$104	$(157)
Federal funds sold and other interest-earning deposits	(112)	(116)	4
RPG loans and fees	543	16	527
Outstanding Warehouse lines of credit and fees	1,481	1,591	(110)
Other loans and fees	(595)	3,312	(3,907)

Net change in interest income	1,264	4,907	(3,643)

Interest expense:

Transaction accounts	7	11	(4)
Money market accounts	(12)	(4)	(8)
Time deposits	153	28	125
Brokered money market and brokered certificates of deposit	18	162	(144)
Securities sold under agreements to repurchase and other short-term borrowings	16	16	—
Federal Home Loan Bank advances	(636)	(157)	(479)
Subordinated note	—	—	—

Net change in interest expense	(454)	56	(510)

Net change in net interest income	$1,718	$4,851	$(3,133)

Provision for Loan and Lease Losses

The Company recorded a net Provision of $185,000 for the first quarter 2015, compared to a net credit Provision of $703,000 for the same period in 2014.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2015 was $116,000, compared to a $268,000 net credit recorded during the first quarter of 2014. The additional Provision from the first quarter of 2014 to 2015 was primarily due to the following:

•                  The Bank posted an increase of $363,000 in allocations associated with “Pass” rated and non-rated loans during the first quarter of 2015 compared to a net credit of $403,000 for such loans during the same period in 2014.  The additional Provision during 2015 was generally associated with an increase in CRE and residential real estate loans during the period. The net credit during 2014 was generally associated with decreases in CRE loan balances during the period.

•                  The Bank posted net increases of $337,000 and $89,000 in Provision associated with loans rated “Substandard” for the first quarters of 2015 and 2014.  During the first quarters of 2015 and 2014, the Bank had no significant impairment charges for individually evaluated “Substandard” relationships.

•                  The Bank posted net credits of $198,000 and $85,000 in Provision associated with loans rated “Special Mention” for the first quarters of 2015 and 2014.  During the first quarters of 2015 and 2014, the Bank had no significant impairment charges for individually evaluated “Special Mention” relationships.

•                  The Bank posted net credits of $257,000 and $285,000 to the Traditional Bank’s Provision during the first quarters of 2015 and 2014 primarily attributable to the generally positive dispositions of several purchased credit impaired (“PCI”) loans from its 2012 FDIC-assisted transactions, which led to a recovery of previously required loss reserves for these loans.

•                  The Bank posted a net credit of $129,000 to the Provision associated with small dollar non-performing loan portfolios evaluated as a pool during the first quarter of 2015 compared to an increase to the Provision of $416,000 for the same period in 2014.  The changes during 2015 and 2014 were primarily driven by the Bank’s updated loss migration analysis for these loan pools.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.86% at March 31, 2015 compared to 0.87% at December 31, 2014 and 0.87% at March 31, 2014.  The Company believes, based on information presently available, that it has adequately provided for loans and leases at March 31, 2015.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $259,000 for the first quarter of 2015, a $231,000 increase from a $28,000 Provision recorded during the same period in 2014. The increased Provision was due to $104 million of growth in the Warehouse portfolio during the first quarter of 2015 compared to a $13 million decrease in the portfolio for the same period in 2014.  The Warehouse segment has incurred no loan losses in its approximate four year history, with all loan loss reserves currently applied to the portfolio being qualitative in nature.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at March 31, 2015 and December 31, 2014, compared to 0.35% at March 31, 2014.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at March 31, 2015.

Republic Processing Group segment

As previously reported, the Company through the TRS division of RPG ceased offering the RAL product effective April 30, 2012.  During the first quarters of 2015 and 2014, the Bank recorded recoveries of $195,000 and $463,000 to the RPG Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded a charge of $5,000 to the Provision during the first quarter of 2015 associated with growth in short-term consumer loans originated by the RCS division. No such expense was recorded during the first quarter of 2014.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan and Lease Loss Experience for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Allowance at beginning of period	$24,410	$23,026
Charge offs:

Residential real estate
Owner occupied	(136)	(217)
Owner occupied - correspondent	—	NA
Non owner occupied	—	(15)
Commercial real estate	(7)	(372)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	(17)
Commercial & industrial	(29)	—
Lease financing receivables	—	NA
Warehouse lines of credit	—	—
Home equity	(51)	(66)
Consumer:
Refund Anticipation Loans	—	—
Other RPG loans	(5)	—
Credit cards	(40)	(5)
Overdrafts	(146)	(151)
Purchased whole loans	(12)	NA
Other consumer	(71)	(69)
Total charge offs	(497)	(912)

Recoveries:

Residential real estate
Owner occupied	60	34
Owner occupied - correspondent	—	NA
Non owner occupied	3	6
Commercial real estate	9	142
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	1
Commercial & industrial	29	48
Lease financing receivables	—	NA
Warehouse lines of credit	—	—
Home equity	37	41
Consumer:
Refund Anticipation Loans	195	463
Other RPG loans	—	—
Credit cards	13	10
Overdrafts	88	117
Purchased whole loans	—	NA
Other consumer	99	94
Total recoveries	533	956

Net loan charge offs	36	44

Provision - Core Banking	375	(240)
Provision - RPG	(190)	(463)
Total Provision	185	(703)

Allowance at end of period	$24,631	$22,367

Credit Quality Ratios:

Allowance to total loans	0.78%	0.87%
Allowance for to non-performing loans	99%	93%
Annualized net loan charge offs (recoveries) to average loans	0.00%	-0.01%

NA - not applicable

Non interest income (Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014)

Non interest income increased $2.3 million, or 11%, for the first quarter of 2015 compared to the same period in 2014. The most significant components comprising the total Company’s change in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $325,000, or 6%, for the first quarter of 2015 compared to the same period in 2014.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

Service charges on deposit accounts decreased from $3.3 million for the first quarter of 2014 to $3.0 million for the first quarter of 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarter ended March 31, 2015 and 2014 were $1.7 million and $1.8 million for the quarters ended March 31, 2015 and 2014. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended March 31, 2015 and 2014 were $377,000 and $371,000.

Net losses on OREO fluctuated from a net loss of $482,000 during the first quarter of 2014 to a net loss of $119,000 for the same period in 2015. The net losses during the first quarters of 2015 and 2014 were primarily driven by mark-to-market writedowns of OREO properties.

The Bank recorded increases of $349,000 and $191,000 to the cash surrender value of its Bank Owned Life Insurance (“BOLI”) during the first quarters of 2015 and 2014. The increase of $158,000 from the first quarter of 2014 to the same period in 2015 was driven by additional BOLI investments of $5 million and $20 million on March 31, 2014 and April 1, 2014, respectively. BOLI offers tax-advantaged non interest income to assist the Bank in covering employee-related expenses.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $867,000, or 178%, during the first quarter of 2015 compared to the same period in 2014.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $41 million during the first quarter of 2015 compared to $16 million during the same period in 2014.  Volume during the first quarter of 2015 benefited from a decrease in long-term interest rates during the first quarter of 2015.

Republic Processing Group segment

The TRS division of RPG accounts for the majority of RPG’s annualized revenues. TRS derives substantially all of its revenues during the first and second quarters of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the next tax season.

RPG’s first quarter 2015 non interest income increased $1.1 million, or 7%, to $16.1 million for the first quarter of 2015 compared to $15.1 million for the same period in 2014. The higher profitability was primarily driven by higher RT product volume, as RT volume increased 39% over the first quarter of 2014.  This higher RT volume was driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

The higher RT volume helped to offset the impact of a lower profit margin the Company earned on its RT product during the quarter due to less favorable pricing the Company is receiving on some of its newer contracts.  Driving the overall decline in profit margin for Republic’s RT product from its new contracts was stiff competition in the marketplace.  In addition, as discussed in previous SEC filings, also driving a decline in RT profit margin was a shift in program management responsibilities, along with the corresponding revenue of those responsibilities, away from Republic over to some of its third party partners in the business.

Management is not currently aware of any drivers in the near term which might reverse the trend of a declining RT profit margin.  As a result, management believes the Company’s ability to increase net income in the future within the TRS division of RPG will be highly dependent upon its ability to grow volume in order to offset the negative trend of a declining profit margin on the RT product.

Non interest expenses

Total Company non interest expenses increased $875,000, or 3%, during the first quarter of 2015 compared to the same period in 2014. The most significant components comprising the change in non interest expense by business segment were as follows:

Traditional Banking segment

For the first quarter of 2015 compared to the same period in 2014, Traditional Banking non interest expenses decreased $75,000, or less than 1%.

Salaries and benefits decreased $277,000, or less than 1%, for the first quarter of 2015 compared to the same period in 2014 as an increase in salaries resulting from year-end raises and an increase in first quarter staffing was outweighed by a reduction in staffing costs resulting from the Company’s closure of five banking centers over the past fifteen months.

Occupancy expense decreased $402,000, or 8%, during the first quarter of 2015, due primarily to the aforementioned closure of five banking centers over the past fifteen months and a reduction in overhead costs associated with the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Warehouse Lending segment

For the first quarter of 2015 compared to the same period in 2014, Warehouse non interest expenses increased $193,000, or 51%. The increase was primarily related to salaries and employee benefits expense, driven primarily by additional staffing over the previous twelve months.

Republic Processing Group segment

For the first quarter of 2015 compared to the same period in 2014, RPG non interest expenses increased $682,000, or 13%.

Salaries and employee benefits increased $711,000, or 48%, primarily due to increased incentive compensation estimates for 2015 compared to 2014.

Occupancy expenses decreased $272,000, or 44%, for the first quarter of 2015 compared to the first quarter of 2014, primarily due to acceleration of depreciable lives on defunct assets during the first quarter of 2014.

Legal and professional fees increased $359,000, or 143%, primarily related to increased usage of outside legal counsel for contract review and program design of new RPG prepaid card and small dollar credit programs slated to commence later in 2015.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND DECEMBER 31, 2014

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $136 million in cash and cash equivalents at March 31, 2015 compared to $73 million at December 31, 2014. The increase in cash was associated with short-term deposits associated with the TRS division of the RPG segment.

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

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled $1 million at both March 31, 2015 and December 31, 2014.

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

Loan Portfolio

The composition of the loan portfolio follows:

Table 4 — Loan Portfolio Composition as of March 31, 2015 and December 31, 2014

(in thousands)	March 31, 2015	December 31, 2014

Residential real estate:
Owner occupied	$1,096,008	$1,118,341
Owner occupied - correspondent*	231,451	226,628
Non owner occupied	98,476	96,492
Commercial real estate	778,179	772,309
Commercial real estate - purchased whole loans*	35,086	34,898
Construction & land development	40,104	38,480
Commercial & industrial	172,017	157,339
Lease financing receivables	4,004	2,530
Warehouse lines of credit	423,155	319,431
Home equity	248,830	245,679
Consumer:
RPG loans	4,109	4,095
Credit cards	9,946	9,573
Overdrafts	777	1,180
Purchased whole loans*	4,321	4,626
Other consumer	8,973	8,894
Total loans**	3,155,436	3,040,495
Allowance for loan and lease losses	(24,631)	(24,410)

Total loans, net	$3,130,805	$3,016,085

* - Identifies loans to borrowers located primarily outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $115 million, or 4%, during the first quarter of 2015 to $3.2 billion at March 31, 2015.

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

As of March 31, 2015, the Bank had $423 million outstanding on total committed Warehouse credit lines of $563 million.  As of December 31, 2014, the Bank had $319 million outstanding on total committed Warehouse credit lines of $527 million.  The $104 million increase in outstanding balances was due primarily to the increase in overall usage of the Bank’s Warehouse lines during the first quarter of 2015. The average Warehouse line commitment was approximately $28 million and $25 million at March 31, 2015 and December 31, 2014.  The average Warehouse line usage increased to 50% during the first quarter of 2015 compared to 34% for the same period in 2014.  The increased usage during the first quarter of 2015 was primarily driven by an increase in home loan refinance activity across the nation as long-term mortgage rates reached multi-year lows during the first quarter of 2015.

The Bank’s Warehouse Lending business is significantly influenced by the overall residential mortgage market and the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients.  For the first quarter of 2015, the Bank’s Warehouse volume consisted of 49% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 51% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. For the first quarter of 2014, Warehouse volume consisted of 68% purchase and 32% refinance transactions. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates, while refinance volume is primarily driven by long-term residential mortgage interest rates.

The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends.  Since its entrance into this business segment during 2011, the Bank has historically experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Due to the volatility and seasonality of the mortgage market, it is difficult to project growth levels of outstanding Warehouse lines of credit.

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

U.S. Generally Accepted Accounting Principles (“GAAP”) recognizes three methods to measure specific loan impairment, including:

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

•                  Rolling eight quarter average

•                  Rolling twelve quarter average

•                  Rolling sixteen quarter average

•                  Rolling twenty quarter average

•                  Rolling twenty-four quarter average

•                  Rolling twenty-eight quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, in order to take account of periods of economic growth and economic downturn, management currently uses the highest of the rolling eight, twelve, sixteen, twenty, twenty-four, or twenty-eight quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

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

The Bank’s Allowance increased $221,000, or 1%, during the first quarter of 2015 to $25 million at March 31, 2015. As a percent of total loans, the Allowance decreased to 0.78% at March 31, 2015 compared to 0.80% at December 31, 2014.

Notable fluctuations in the Allowance were as follows:

•                  The Bank increased its Allowance for loans collectively evaluated for impairment by a net $649,000 during the first quarter of 2015 consistent with the $118 million increase in this portfolio from December 31, 2014 to March 31, 2015.

•                  The Bank decreased its PCI rated loan Allowance by a net $12,000 during 2014 consistent with the $431,000 decrease in this portfolio from December 31, 2014 to March 31, 2015.

•                  The Bank decreased its Allowance for non-PCI loans individually evaluated for impairment by a net $416,000 during the first quarter of 2015 consistent with the $2 million decrease in this portfolio from December 31, 2014 to March 31, 2015.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $3 million during the first quarter of 2015 primarily due to payoffs and paydowns of loans rated Substandard.

The composition of loans classified within the Allowance follows:

Table 5 — Classified and Special Mention Loans as of March 31, 2015 and December 31, 2014

(in thousands)	March 31, 2015	December 31, 2014

Loss	$—	$—
Doubtful	—	—
Substandard	36,473	39,999
Purchased Credit Impaired - Substandard	—	—
Total Classified Loans	36,473	39,999

Special Mention	36,851	36,268
Purchased Credit Impaired - Group 1	17,059	17,490
Total Special Mention Loans	53,910	53,758

Total Classified and Special Mention Loans	$90,383	$93,757

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes impaired loans totaling approximately $25 million at March 31, 2015, with approximately $15 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $24 million at December 31, 2014, with approximately $14 million of these loans also reported as TDRs.

Non-performing loans to total loans increased to 0.79% at March 31, 2015, from 0.78% at December 31, 2014, as the total balance of non-performing loans increased by $1 million during the three months ended March 31, 2015.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 6 — Non-performing Loans and Non-performing Assets Summary as of March 31, 2015 and December 31, 2014

(dollars in thousands)	March 31, 2015	December 31, 2014

Loans on non-accrual status(1)	$24,423	$23,337
Loans past due 90-days-or-more and still on accrual(2)	572	322

Total non-performing loans	24,995	23,659
Other real estate owned	6,736	11,243
Total non-performing assets	$31,731	$34,902

Credit Quality Ratios:
Non-performing loans to total loans	0.79%	0.78%
Non-performing assets to total loans (including OREO)	1.00%	1.14%
Non-performing assets to total assets	0.80%	0.93%

(1)         Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $15 million, or 60%, of the Bank’s total non-performing loans at March 31, 2015 was concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s non-performing residential real estate concentration was $14 million, or 57%, as of December 31, 2014.

Approximately $8 million, or 32%, of the Bank’s total non-performing loans was concentrated in the CRE and construction and land development portfolios as of March 31, 2015, approximately equivalent to the $8 million, or 34%, at December 31, 2014. While CRE is the primarily collateral for such loans, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of the Bank’s non-performing loans follows:

Table 7 — Non-performing Loan Composition as of March 31, 2015 and December 31, 2014

(in thousands)	March 31, 2015	December 31, 2014

Residential real estate
Owner occupied	$13,033	$11,225
Owner occupied - correspondent	—	—
Non owner occupied	1,857	2,352
Commercial real estate	5,952	6,151
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,990	1,990
Commercial & industrial	—	169
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	2,077	1,678
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	86	94

Total non-performing loans	$24,995	$23,659

Table 8 — Non-performing Loans to Total Loans by Loan Type as of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014

Residential real estate
Owner occupied	1.19%	1.00%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	1.89%	2.44%
Commercial real estate	0.76%	0.80%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.96%	5.17%
Commercial & industrial	0.00%	0.11%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.83%	0.68%
Consumer:
RPG loans	0.00%	0.00%
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Purchased whole loans	0.00%	0.00%
Other consumer	0.96%	1.06%

Total non-performing loans	0.79%	0.78%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specific balance range follows:

Table 9 — Stratification of Non-performing Loans as of March 31, 2015 and December 31, 2014

	Number of Non-performing Loans and Recorded Investment
March 31, 2015 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	129	$6,481	35	$5,925	1	$627	165	$13,033
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	7	271	3	577	2	1,009	12	1,857
Commercial real estate	3	111	7	1,756	4	4,085	14	5,952
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	32	650	6	1,427	—	—	38	2,077
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	20	86	—	—	—	—	20	86

Total	191	$7,599	52	$10,175	8	$7,221	251	$24,995

	Number of Non-performing Loans and Recorded Investment
December 31, 2014 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	117	$5,799	32	$5,426	—	$—	149	$11,225
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	10	405	3	393	2	1,554	15	2,352
Commercial real estate	3	124	8	1,903	4	4,124	15	6,151
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	1	169	—	—	1	169
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	27	572	5	1,106	—	—	32	1,678
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	20	94	—	—	—	—	20	94

Total	177	$6,994	50	$9,487	7	$7,178	234	$23,659

Approximately $1 million in non-performing loans at December 31, 2014, were removed from the non-performing loan classification during the first quarter 2015. Approximately $43,000, or 4%, of these loans were removed from the non-performing category because they were charged-off. Approximately $305,000, or 25%, in loan balances were transferred to OREO with $732,000, or 60%, refinanced at other financial institutions. The remaining $132,000, or 11%, was returned to accrual status for performance reasons, such as six consecutive months of performance.

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of March 31, 2015, are adequate to absorb probable losses on all non-performing loans.

The following tables detail the activity of the Bank’s non-performing loans:

Table 10 — Rollforward of Non-performing Loan Activity for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Non-performing loans, beginning of period	$23,659	$21,078
Loans added to non-performing status	2,940	6,549
Loans removed from non-performing status (see table below)	(1,212)	(3,319)
Principal paydowns	(392)	(269)

Non-performing loans, end of period	$24,995	$24,039

Table 11 — Detail of Loans Removed from Non-Performing Status for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Loans charged-off	$(43)	$(18)
Loans transferred to OREO	(305)	(2,370)
Loans refinanced at other institutions	(732)	(611)
Loans returned to accrual status	(132)	(320)

Total non-performing loans removed from non-performing status	$(1,212)	$(3,319)

Delinquent Loans

Delinquent loans to total loans decreased to 0.49% at March 31, 2015, from 0.52% at December 31, 2014, as the total balance of delinquent loans decreased by $340,000. With the exception of PCI loans, all traditional bank loans past due 90-days-or-more as of March 31, 2015 and December 31, 2014 were on non-accrual status.

The composition of the Bank’s delinquent loans follows:

Table 12 — Delinquent Loan Composition (1) as of March 31, 2015 and December 31, 2014

(in thousands)	March 31, 2015	December 31, 2014

Residential real estate
Owner occupied	$8,377	$8,008
Owner occupied - correspondent	—	—
Non owner occupied	859	776
Commercial real estate	2,383	2,972
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,990	1,990
Commercial & industrial	—	211
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	1,456	1,362
Consumer:
RPG loans	168	141
Credit cards	78	134
Overdrafts	104	178
Purchased whole loans	39	12
Other consumer	57	67

Total past due loans	$15,511	$15,851

(1) - Represents total loans 30-days-or-more past due.

Table 13 — Delinquent Loans to Total Loans by Loan Type (1) as of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014

Residential real estate
Owner occupied	0.76%	0.72%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	0.87%	0.80%
Commercial real estate	0.31%	0.38%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.96%	5.17%
Commercial & industrial	0.00%	0.13%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.59%	0.55%
Consumer:
RPG loans	4.09%	3.44%
Credit cards	0.78%	1.40%
Overdrafts	13.38%	15.08%
Purchased whole loans	0.90%	0.26%
Other consumer	0.64%	0.75%

Total past due loans to total loans	0.49%	0.52%

(1) - Represents total loans 30-days-or-more past due divided by total loans.

As detailed in the preceding tables, past due loans within the residential real estate and home equity categories increased $546,000, or 5%, from December 31, 2014 to March 31, 2015, while CRE and C&I delinquencies decreased $800,000, or 25%, for the same period.

Approximately $5 million in delinquent loans at December 31, 2014, were removed from delinquent status as of March 31, 2015.  Approximately $58,000, or 1%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $305,000, or 6%, in loan balances were transferred to OREO with $1 million, or 28%, refinanced at other financial institutions.  The remaining $3 million, or 65%, in delinquent loans were paid current in 2015.

Table 14 — Rollforward of Delinquent Loan Activity for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Delinquent loans, beginning of period	$15,851	$16,223
Loans that became delinquent during the period	4,600	5,803
Delinquent loans removed from delinquent status (see table below)	(4,747)	(7,471)
Principal paydowns of loans delinquent in both periods	(193)	(112)

Delinquent loans, end of period	$15,511	$14,443

Table 15 — Detail of Delinquent Loans Removed From Delinquent Status for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Loans charged-off	$(58)	$(33)
Loans transferred to OREO	(305)	(2,654)
Loans refinanced at other institutions	(1,317)	(1,110)
Loans paid current	(3,067)	(3,674)

Total delinquent loans removed from delinquent status	$(4,747)	$(7,471)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $83 million at March 31, 2015 compared to $86 million at December 31, 2014, with $2 million, or 77%, of the decrease consisting of TDRs liquidated during 2015.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of March 31, 2015, the Bank had $63 million in TDRs, of which $15 million were also on non-accrual status. As of December 31, 2014, the Bank had $65 million in TDRs, of which $14 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 16 — Impaired Loan Composition as of March 31, 2015 and December 31, 2014

(in thousands)	March 31, 2015	December 31, 2014

Troubled debt restructurings	$62,816	$65,266
Impaired loans (which are not TDRs)	20,194	20,914

Total impaired loans	$83,010	$86,180

See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 17 — Stratification of Other Real Estate Owned as of March 31, 2015 and December 31, 2014

	Number of OREO Properties and Carrying Value Range
March 31, 2015 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	9	$454	2	$349	1	$831	12	$1,634
Commercial real estate	1	88	1	289	2	1,531	4	1,908
Construction & land development	—	—	7	2,019	1	1,175	8	3,194

Total	10	$542	10	$2,657	4	$3,537	24	$6,736

	Number of OREO Properties and Carrying Value Range
December 31, 2014 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	17	$834	5	$809	2	$1,566	24	$3,209
Commercial real estate	4	321	3	884	2	2,119	9	3,324
Construction & land development	2	66	8	1,947	3	2,697	13	4,710

Total	23	$1,221	16	$3,640	7	$6,382	46	$11,243

The table below presents a rollforward of the Bank’s OREO for the periods presented:

Table 18 — Rollforward of Other Real Estate Owned Activity for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(in thousands)	2015	2014

OREO, beginning of period	$11,243	$17,102
Transfer from loans to OREO	332	3,070
Proceeds from sale*	(4,720)	(2,776)
Net gain on sale	365	402
Writedowns	(484)	(884)

OREO, end of period	$6,736	$16,914

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

Approximately 73%, or $1 million, of the CRE OREO balance at March 31, 2015 related to one property added during 2014 located in the Bank’s central Kentucky market. Approximately 36%, or $2 million, of the construction and land development OREO balance at March 31, 2015 related to one land development property added during 2012 located in the Bank’s greater Louisville, Kentucky market.

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non interest income to help the Bank offset employee benefits expenses.  The Company carried $52 million and $51 million of BOLI on its consolidated balance sheet at March 31, 2015 and December 31, 2014.

Deposits

Total Company deposits increased $322 million, or 16%, from December 31, 2014 to $2.4 billion at March 31, 2015. Total Company interest-bearing deposits increased $158 million, or 10%, while total Company non-interest bearing deposits increased $164 million, or 33%.

Approximately $113 million of the increase in non-interest bearing deposits was related to short-term float associated with client tax refund proceeds from the TRS division of RPG.  Substantially all of this float is expected to exit the Bank by June 30, 2015.  The remaining $51 million increase in non-interest bearing deposits reflects general increases among a multitude of clients.

Within the interest bearing category, demand and savings account balances increased $52 million while brokered deposits increased $80 million.  The increase in demand and passbook savings included one client that accounted for $10 million, or 20%, of the increase. The increase in brokered deposits was primarily related to an internal Bank transfer by one client who moved funds from a Security Sold Under Agreement to Repurchase (“SSUAR”) into a reciprocal brokered money market deposit account.  Under the terms of a reciprocal brokered money market account, Republic places large deposits from its clients into a network of banks and in return receives a like amount of funds from the network of banks, which Republic classifies on its balance sheet as a brokered money market deposit.  While the funds from Republic’s original client are not technically held by Republic, any withdrawal of funds by that client would result in a reduction of deposit balances to Republic due to the reciprocal nature of those funds in the network.

Table 19 — Deposit Composition as of March 31, 2015 and December 31, 2014

Ending deposit balances at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	March 31, 2015	December 31, 2014

Demand	$733,727	$691,787
Money market accounts	486,360	471,339
Brokered money market accounts	137,389	35,649
Savings	102,116	91,625
Individual retirement accounts*	35,884	28,771
Time deposits, $250,000 and over*	41,777	56,556
Other certificates of deposit*	122,481	104,010
Brokered certificates of deposit*(1)	54,317	75,876

Total interest-bearing deposits	1,714,051	1,555,613
Total non interest-bearing deposits	666,166	502,569

Total deposits	$2,380,217	$2,058,182

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $250,000.

Securities Sold Under Agreements to Repurchase (“SSUARs”) and Other Short-term Borrowings

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs decreased approximately $38 million, or 11%, during the first quarter of 2015.  The decrease was primarily related to an internal funds transfer by one client from an SSUAR to a brokered money market deposit account.  See further discussion of this internal transfer in the above section titled “Deposits” in this section of the filing.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Information regarding securities sold under agreements to repurchase follows:

Table 20 — Securities Sold Under Agreements to Repurchase as of March 31, 2015 and December 31, 2014

(dollars in thousands)	March 31, 2015	December 31, 2014

Outstanding balance at end of period	$317,534	$356,108
Weighted average interest rate at end of period	0.02%	0.04%
Fair value of securities pledged	$389,421	$378,478

Table 21 — Securities Sold Under Agreements to Repurchase for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Average outstanding balance during the period	$391,254	$223,079
Average interest rate during the period	0.04%	0.04%
Maximum outstanding at any month end during the period	$408,955	$222,174

Other short-term borrowings included $15 million in federal funds purchased at March 31, 2015. These funds matured on April 1, 2015 and cost .075%. No such borrowings existed at December 31, 2014.

Federal Home Loan Bank Advances

FHLB advances decreased $111 million, or 16%, from December 31, 2014 to $597 million at March 31, 2015. The Bank held $57 million in overnight advances with a rate of 0.15% as of March 31, 2015, a $141 million decrease from the $198 million in overnight advances at a rate of 0.14% held at December 31, 2014.  Additionally, the Bank obtained $30 million in new long-term fixed rate advances with a weighted average rate of 1.76% during the first quarter of 2015.

The Company’s usage of FHLB advances declined during the quarter due to excess short-term cash the Company had available from its TRS business segment.  Management anticipates its usage of FHLB advances to increase during the next quarter as this short term cash exits the Company.

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

Interest Rate Swaps

The Bank entered into two interest rate swap agreements during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month the London Interbank Offered Rate (“LIBOR”) or the overall changes in cash flows on certain money market deposit accounts tied to one-month LIBOR.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

Table 22 — Interest Rate Swaps as of March 31, 2015 and December 31, 2014

Information regarding the Bank’s interest rate swaps follows:

(in thousands)	March 31, 2015	December 31, 2014

Notional amount (receive rate tied to 3-month LIBOR)	$10,000	$10,000
Notional amount (receive rate tied to 1-month LIBOR)	10,000	10,000
Total notional amount	$20,000	$20,000
Weighted average pay rate	2.25%	2.25%
Weighted average receive rate	0.22%	0.21%
Weighted average remaining maturity in years	6	6
Unrealized loss	$(783)	$(488)
Fair value of security pledged as collateral	$1,015	$734

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 144% at March 31, 2015 and 156% at December 31, 2014. At March 31, 2015 and December 31, 2014, the Bank had cash and cash equivalents on-hand of $135 million and $72 million. In addition, the Bank had available collateral to borrow an additional $555 million and $452 million from the FHLB at March 31, 2015 and December 31, 2014. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $166 million through various other financial institutions as of March, 31 2015 and December 31, 2014. The total outstanding borrowings on such unsecured lines were $15 million and $0 at March 31, 2015 and December 31, 2014.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2015 and December 31, 2014, these pledged investment securities had a fair value of $414 million and $410 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2015, the Bank had approximately $436 million in deposits from 78 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $261 million of the total balance at March 31, 2015. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $559 million at December 31, 2014 to $569  million at March 31, 2015. The increase in stockholders’ equity was primarily attributable to net income earned during 2015 reduced by cash dividends declared.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

New Capital Rules — Effective January 1, 2015 the Company and the Bank became subject to the new capital regulations in accordance with Basel III. The new regulations established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5% Common Equity Tier 1 Risk Based Capital ratio, an 8.0% Tier 1 Risk Based Capital ratio, a 10.0% Total Risk Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, a 2.5% capital conservation buffer will be effective under Basel III when effective and fully implemented in 2018.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2015, RB&T could, without prior approval, declare dividends of approximately $34 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Common Equity Tier I Risk Based, Tier I Risk Based and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.39% at March 31, 2015 compared to 15.66% at December 31, 2014. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2015 and December 31, 2014:

Table 23 — Capital Ratios as of March 31, 2015 and December 31, 2014

	As of March 31, 2015		As of December 31, 2014
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$618,957	21.62%	$608,658	22.17%
Republic Bank & Trust Co.	482,454	16.87	472,357	17.21

Common equity tier 1 capital to risk weighted assets
Republic Bancorp, Inc.	$554,326	19.37%	NA	NA
Republic Bank & Trust Co.	457,823	16.01	NA	NA

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$594,326	20.76%	$584,248	21.28%
Republic Bank & Trust Co.	457,823	16.01	447,947	16.32

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$594,326	15.11%	$584,248	15.92%
Republic Bank & Trust Co.	457,823	11.64	447,947	12.21

NA - Not applicable.

Asset/Liability Management and Market Risk

Asset/liability management is designed to ensure safety and soundness, maintain liquidity, meet regulatory capital standards and achieve acceptable net interest income based on the Bank’s risk tolerance. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. The Bank, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be a significant risk to the Bank’s overall earnings and balance sheet.

The interest sensitivity profile of the Bank at any point in time will be impacted by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, as well as their relative pricing schedules. It is also influenced by changes in market interest rates, deposit and loan balances and other factors.

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model.  A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized a dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one year time period.  This dynamic model projects a “Base” case net interest income over the next twelve months and the effect to net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of March 31, 2015, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of March 31, 2015 was not considered meaningful and is not presented by the Bank because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2015 and ending March 31, 2016 based on instantaneous movements in interest rates from Up 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees and the impact of the RPG business segment.

Table 24 — Bank Interest Rate Sensitivity as of March 31, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	2.87%	1.72%	0.12%	-3.67%
Board policy limit on % change from base	-5.00%	-10.00%	-15.00%	-20.00%

The Board of Directors of the Bank has established separate and distinct policy limits for acceptable percent changes in the Bank’s net interest income based on modeled changes in market interest rates. Historically, if model projections of the percent change in net interest income fall outside Board approved limits at a given point in time or are projected to fall outside such limits based on certain trends, the Bank has taken certain actions intended either to bring model projections back within Board approved limits or explain how future anticipated events will correct the current situation. These actions have included, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking additional fixed rate term FHLB advances, executing interest rate swaps and modifying the pricing or terms of loans, leases and deposits. These actions have historically had a negative impact on current earnings.

Along with the Bank’s dynamic earnings simulation model, the Board of Directors of the Bank has established separate and distinct policy limits for acceptable changes in the Bank’s Economic Value of Equity (“EVE”) based on certain projected changes in market interest rates. EVE represents the difference between the net present value of the Bank’s interest-earning assets and interest-bearing liabilities at a point in time.

The following table illustrates the Bank’s EVE sensitivity as of March 31, 2015:

Table 25 — Bank Economic Value of Equity (“EVE”) Sensitivity as of March 31, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base EVE	-2.07%	-8.91%	-15.93%	-24.35%
Board policy limit on % change from base	-10.00%	-20.00%	-35.00%	-45.00%

Similar to the dynamic earnings simulation model, if model projections of the percent change in EVE fall outside Board approved limits at a given point in time or are projected to fall outside such limits based on certain trends, the Bank will take actions intended to bring the model projections back within Board approved limits. These actions have included in the past, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking additional fixed rate term FHLB advances, executing interest rate swaps and modifying the pricing or terms of loans, leases and deposits. Actions the Bank may take to bring its EVE within interest rate risk tolerances will generally have a negative impact on its then-current earnings when the action is taken.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2015 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—
February 1 - February 28	—	—	—
March 1 - March 31	—	—	—
Total	—	$—	—	315,640

The Company did not repurchase any shares during the first quarter of 2015, although, there were 3,724 shares exchanged for stock option exercises during this period. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2015, the Company had 315,640 shares which could be repurchased under its current share repurchase programs.

During 2015, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.                     Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1

First Amendment to Office Lease dated and effective as of March 18, 2015, made to the Republic Plaza Office Lease dated June 27, 2008, between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements

* -          This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

/s/ Steven E. Trager
May 8, 2015	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

/s/ Kevin Sipes
May 8, 2015	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer