Form 10-Q
period 2015-06-30
REPUBLIC BANCORP INC /KY/
filed 2015-08-07
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2015, was 18,603,369 and 2,245,492.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$92,766	$72,878
Securities available for sale	456,612	435,911
Securities held to maturity (fair value of $43,600 in 2015 and $45,807 in 2014)	43,070	45,437
Mortgage loans held for sale, at fair value	10,277	6,388
Other loans held for sale, at the lower of cost or fair value	1,542	—
Loans	3,323,977	3,040,495
Allowance for loan and lease losses	(25,248)	(24,410)
Loans, net	3,298,729	3,016,085
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	31,092	32,987
Premises, held for sale	2,468	1,317
Goodwill	10,168	10,168
Other real estate owned	2,920	11,243
Bank owned life insurance	52,117	51,415
Other assets and accrued interest receivable	36,250	34,976

TOTAL ASSETS	$4,066,219	$3,747,013

LIABILITIES

Deposits:
Non interest-bearing	$598,572	$502,569
Interest-bearing	1,681,038	1,555,613
Total deposits	2,279,610	2,058,182

Securities sold under agreements to repurchase and other short-term borrowings	229,825	356,108
Federal Home Loan Bank advances	916,500	707,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	26,072	25,252

Total liabilities	3,493,247	3,188,282

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,903	4,904
Additional paid in capital	135,246	134,889
Retained earnings	428,475	414,623
Accumulated other comprehensive income	4,348	4,315

Total stockholders’ equity	572,972	558,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,066,219	$3,747,013

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June,		June,
	2015	2014	2015	2014
INTEREST INCOME:

Loans, including fees	$33,616	$30,110	$65,207	$60,272
Taxable investment securities	1,779	1,908	3,552	3,767
Federal Home Loan Bank stock and other	327	387	724	863
Total interest income	35,722	32,405	69,483	64,902

INTEREST EXPENSE:

Deposits	1,021	937	2,165	1,915
Securities sold under agreements to repurchase and other short-term borrowings	17	22	55	44
Federal Home Loan Bank advances	2,997	3,267	5,925	6,831
Subordinated note	629	629	1,258	1,258
Total interest expense	4,664	4,855	9,403	10,048

NET INTEREST INCOME	31,058	27,550	60,080	54,854

Provision for loan and lease losses	904	693	1,089	(10)

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	30,154	26,857	58,991	54,864

NON INTEREST INCOME:

Service charges on deposit accounts	3,247	3,563	6,286	6,858
Net refund transfer fees	1,907	1,836	17,242	16,224
Mortgage banking income	1,224	812	2,577	1,298
Interchange fee income	2,044	1,681	4,238	3,725
Gain on call of security available for sale	88	—	88	—
Net loss on other real estate owned	(155)	(69)	(274)	(551)
Increase in cash surrender value of bank owned life insurance	353	379	702	570
Other	777	879	1,612	1,672
Total non interest income	9,485	9,081	32,471	29,796

NON INTEREST EXPENSES:

Salaries and employee benefits	14,323	13,965	29,600	28,448
Occupancy and equipment, net	5,142	5,508	10,343	11,330
Communication and transportation	771	856	1,817	1,882
Marketing and development	977	803	1,562	1,331
FDIC insurance expense	474	414	1,148	983
Bank franchise tax expense	847	831	3,248	3,170
Data processing	1,092	874	2,058	1,671
Interchange related expense	931	847	1,938	1,844
Supplies	219	60	580	500
Other real estate owned expense	120	308	339	698
Legal and professional fees	528	438	2,143	949
Other	1,741	1,380	3,463	3,677
Total non interest expenses	27,165	26,284	58,239	56,483

INCOME BEFORE INCOME TAX EXPENSE	12,474	9,654	33,223	28,177
INCOME TAX EXPENSE	4,154	3,332	11,115	9,871
NET INCOME	$8,320	$6,322	$22,108	$18,306

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.40	$0.31	$1.07	$0.88
Class B Common Stock	$0.37	$0.29	$0.97	$0.85

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.40	$0.30	$1.07	$0.88
Class B Common Stock	$0.36	$0.29	$0.97	$0.85

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.198	$0.187	$0.385	$0.363
Class B Common Stock	$0.180	$0.170	$0.350	$0.330

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June,		June,
	2015	2014	2015	2014

Net income	$8,320	$6,322	$22,108	$18,306

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	175	(364)	(221)	(704)
Reclassification adjustment for derivative losses recognized in income	103	99	204	199
Change in unrealized gain (loss) on securities available for sale	(1,056)	2,626	182	2,628
Reclassification adjustment for gain on security available for sale recognized in earnings	(88)	—	(88)	—
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(4)	315	(26)	369
Net unrealized gains (losses)	(870)	2,676	51	2,492
Tax effect	304	(937)	(18)	(873)
Total other comprehensive income (loss), net of tax	(566)	1,739	33	1,619

COMPREHENSIVE INCOME	$7,754	$8,061	$22,141	$19,925

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2015	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

Net income	—	—	—	—	22,108	—	22,108

Net change in accumulated other comprehensive income	—	—	—	—	—	33	33

Dividend declared Common Stock:
Class A Shares	—	—	—	—	(7,167)	—	(7,167)
Class B Shares	—	—	—	—	(786)	—	(786)

Stock options exercised, net of shares redeemed	8	—	2	182	(65)	—	119

Repurchase of Class A Common Stock	(14)	—	(3)	(86)	(238)	—	(327)

Net change in notes receivable on Class A Common Stock	—	—	—	(51)	—	—	(51)

Deferred director compensation expense - Class A Common Stock	5	—	—	109	—	—	109

Stock based compensation - restricted stock	—	—	—	147	—	—	147

Stock based compensation expense - options	—	—	—	56	—	—	56

Balance, June 30, 2015	18,602	2,245	$4,903	$135,246	$428,475	$4,348	$572,972

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended
	June,
	2015	2014
OPERATING ACTIVITIES:
Net income	$22,108	$18,306
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	380	330
Accretion on loans, net	(1,649)	(4,494)
Depreciation of premises and equipment	3,251	2,724
Amortization of mortgage servicing rights	716	662
Provision for loan and lease losses	1,089	(10)
Net gain on sale of mortgage loans held for sale	(2,353)	(1,166)
Origination of mortgage loans held for sale	(96,008)	(33,284)
Proceeds from sale of mortgage loans held for sale	94,472	31,147
Origination of other loans held for sale	(24,410)	—
Proceeds from sale of other loans held for sale	22,868	—
Gain on call of security available for sale	(88)	—
Net gain realized on sale of other real estate owned	(430)	(666)
Writedowns of other real estate owned	704	1,217
Deferred director compensation expense - Company Stock	109	91
Stock based compensation expense	203	268
Increase in cash surrender value of bank owned life insurance	(702)	(570)
Net change in other assets and liabilities:
Accrued interest receivable	(131)	189
Accrued interest payable	(55)	(198)
Other assets	(1,859)	5,887
Other liabilities	581	(1,549)
Net cash provided by operating activities	18,796	18,884

INVESTING ACTIVITIES:
Purchases of securities available for sale	(889,325)	(109,549)
Proceeds from maturities, calls and paydowns of securities available for sale	868,424	81,567
Proceeds from maturities and paydowns of securities held to maturity	2,342	2,269
Net change in outstanding warehouse lines of credit	(169,474)	(94,555)
Purchase of loans, including premiums paid	(63,163)	(14,695)
Net change in other loans	(48,458)	(25,008)
Proceeds from redemption of Federal Home Loan Bank stock	—	134
Proceeds from sales of other real estate owned	7,009	8,136
Net purchases of premises and equipment	(2,507)	(2,297)
Purchase of bank owned life insurance	—	(25,000)
Net cash used in investing activities	(295,152)	(178,998)

FINANCING ACTIVITIES:
Net change in deposits	221,428	14,126
Net change in securities sold under agreements to repurchase and other short-term borrowings	(126,283)	31,884
Payments of Federal Home Loan Bank advances	(208,000)	(83,000)
Proceeds from Federal Home Loan Bank advances	417,000	118,000
Repurchase of Common Stock	(327)	(347)
Net proceeds from Common Stock options exercised	119	117
Cash dividends paid	(7,693)	(7,256)
Net cash provided by financing activities	296,244	73,524

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,888	(86,590)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,878	170,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,766	$84,273

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:

Cash paid during the period for:
Interest	$9,458	$10,246
Income taxes	6,130	7,304

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$1,922	$4,492
Loans provided for sales of other real estate owned	2,962	1,294

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2015 and 2014 (UNAUDITED) AND DECEMBER 31, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to the fourth quarter of 2014, but realized the quantitative and qualitative nature of a segment by the end of 2014. All prior periods have been reclassified to conform to the current presentation.

Traditional Banking, Warehouse Lending and Mortgage Banking (collectively “Core Banking”)

The Traditional Bank provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2015, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

•                  Kentucky – 32

•                  Metropolitan Louisville – 19

•                  Central Kentucky – 8

•                  Elizabethtown – 1

•                  Frankfort – 1

•                  Georgetown – 1

•                  Lexington – 4

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

•                  Southern Indiana – 3

•                  Floyds Knobs – 1

•                  Jeffersonville – 1

•                  New Albany – 1

•                  Metropolitan Tampa, Florida – 2

•                  Metropolitan Cincinnati, Ohio – 1

•                  Metropolitan Nashville, Tennessee – 2

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

Other sources of Core Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, fees charged to clients for trust services, increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”) and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others, primarily the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

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

Accounting Standards Update (“ASU”) 2015-3 — Interest — Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs

To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company’s financial statements.

2.                   INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$198,071	$905	$(125)	$198,851
Private label mortgage backed security	4,037	1,194	—	5,231
Mortgage backed securities - residential	103,378	4,631	(129)	107,880
Collateralized mortgage obligations	127,922	1,065	(727)	128,260
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,000	15	—	1,015
Corporate bonds	15,010	134	—	15,144
Total securities available for sale	$449,418	$8,175	$(981)	$456,612

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$146,625	$312	$(15)	$146,922
Private label mortgage backed security	4,030	1,220	—	5,250
Mortgage backed securities - residential	118,836	5,511	(91)	124,256
Collateralized mortgage obligations	143,283	1,034	(1,146)	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,000	18	—	1,018
Corporate bonds	15,011	52	—	15,063
Total securities available for sale	$428,785	$8,378	$(1,252)	$435,911

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,536	$5	$(2)	$1,539
Mortgage backed securities - residential	144	18	—	162
Collateralized mortgage obligations	36,390	554	—	36,944
Corporate bonds	5,000	—	(45)	4,955
Total securities held to maturity	$43,070	$577	$(47)	$43,600

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,747	$1	$(7)	$1,741
Mortgage backed securities - residential	147	20	—	167
Collateralized mortgage obligations	38,543	423	(4)	38,962
Corporate bonds	5,000	—	(63)	4,937
Total securities held to maturity	$45,437	$444	$(74)	$45,807

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three and six months ended June 30, 2015, the Bank recognized a gain of $88,000 on the call of one available for sale security.

During the three and six months ended June 30, 2014, there were no sales or calls of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2015 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
June 30, 2015 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$10,020	$10,041	$1,016	$1,021
Due from one year to five years	193,061	193,854	5,520	5,473
Due from five years to ten years	10,000	10,100	—	—
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,037	5,231	—	—
Mortgage backed securities - residential	103,378	107,880	144	162
Collateralized mortgage obligations	127,922	128,260	36,390	36,944
Freddie Mac preferred stock	—	231	—	—
Mutual fund	1,000	1,015	—	—
Total securities	$449,418	$456,612	$43,070	$43,600

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporarily impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During the second quarter of 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to Other Comprehensive Income (“OCI”) related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of June 30, 2015, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $231,000.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At June 30, 2015, with the exception of the $5.2 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At June 30, 2015 and December 31, 2014, there were gross unrealized losses of $856,000 and $1.2 million related to available for sale mortgage backed securities and CMOs. Because the decline in fair value of these securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be OTTI.

Market Loss Analysis

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2015 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$19,880	$(120)	$995	$(5)	$20,875	$(125)
Mortgage backed securities - residential	6,602	(129)	—	—	6,602	(129)
Collateralized mortgage obligations	3,963	(142)	28,736	(585)	32,699	(727)
Total securities available for sale	$30,445	$(391)	$29,731	$(590)	$60,176	$(981)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$518	$(2)	$—	$—	$518	$(2)
Corporate bonds	4,955	(45)	—	—	4,955	(45)
Total securities held to maturity	$5,473	$(47)	$—	$—	$5,473	$(47)

	Less than 12 months		12 months or more		Total
December 31, 2014 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$2,089	$(15)	$—	$—	$2,089	$(15)
Mortgage backed securities - residential	7,535	(91)	—	—	7,535	(91)
Collateralized mortgage obligations	46,058	(881)	12,534	(265)	58,592	(1,146)
Total securities available for sale	$55,682	$(987)	$12,534	$(265)	$68,216	$(1,252)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$517	$(7)	$—	$—	$517	$(7)
Collateralized mortgage obligations	9,045	(4)	—	—	9,045	(4)
Corporate bonds	4,936	(63)	—	—	4,936	(63)
Total securities held to maturity	$14,498	$(74)	$—	$—	$14,498	$(74)

At June 30, 2015, the Bank’s security portfolio consisted of 159 securities, 19 of which were in an unrealized loss position. At December 31, 2014, the Bank’s security portfolio consisted of 157 securities, 17 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.2 million at June 30, 2015. This security, with an average remaining life currently estimated at five years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 6 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2015	December 31, 2014

Carrying amount	$328,844	$409,868
Fair value	329,417	410,307

3.             LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at June 30, 2015 and December 31, 2014 follows:

(in thousands)	June 30, 2015	December 31, 2014

Residential real estate:
Owner occupied	$1,100,133	$1,118,341
Owner occupied - correspondent*	243,140	226,628
Non owner occupied	101,765	96,492
Commercial real estate	799,158	772,309
Commercial real estate - purchased whole loans*	35,277	34,898
Construction & land development	47,038	38,480
Commercial & industrial	202,456	157,339
Lease financing receivables	7,242	2,530
Warehouse lines of credit	488,905	319,431
Home equity	267,570	245,679
Consumer:
RPG loans	6,467	4,095
Credit cards	10,942	9,573
Overdrafts	1,404	1,180
Purchased whole loans*	3,607	4,626
Other consumer	8,873	8,894
Total loans**	3,323,977	3,040,495
Allowance for loan and lease losses	(25,248)	(24,410)

Total loans, net	$3,298,729	$3,016,085

* - Identifies loans to borrowers located primarily outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The table below reconciles the contractually receivable and carrying amounts of loans at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014

Contractually receivable	$3,329,849	$3,050,599
Unearned income(1)	(635)	(174)
Unamortized premiums(2)	4,191	4,490
Unaccreted discounts(3)	(10,859)	(15,675)
Net unamortized deferred origination fees and costs	1,431	1,255
Carrying value of loans	$3,323,977	$3,040,495

(1) — Unearned income relates to lease financing receivables.

(2) - Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.

(3) - Discounts predominately relate to loans acquired in the Bank’s 2012 FDIC-assisted transactions.

Loan Purchases

In May 2014, the Bank began acquiring single family, first lien mortgage loans for investment within its loan portfolio through its Correspondent Lending channel. Correspondent Lending generally involves the Bank acquiring, primarily from Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 83% of such loans as of June 30, 2015 secured by collateral in the state of California.

In addition to secured mortgage loans acquired through its Correspondent Lending channel, the Bank also began acquiring unsecured consumer installment loans for investment from a third-party originator in April 2014. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

The table below reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Residential real estate:
Owner occupied - correspondent*	$43,632	$12,067	$62,802	$12,067
Consumer:
Purchased whole loans*	—	2,628	361	2,628
Total purchased loans	$43,632	$14,695	$63,163	$14,695

* - Represents origination amount, inclusive of purchase premiums, where applicable.

Purchased Credit Impaired (“PCI”) Loans

PCI loans acquired during the Bank’s 2012 FDIC-assisted transactions are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

The table below reconciles the contractually required and carrying amounts of PCI loans at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014

Contractually-required principal	$20,080	$26,571
Non-accretable amount	(2,076)	(6,784)
Accretable amount	(4,323)	(2,297)
Carrying value of PCI loans	$13,681	$17,490

The following table presents a rollforward of the accretable amount on PCI loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$(2,170)	$(2,765)	$(2,297)	$(3,457)
Transfers between non-accretable and accretable	(3,378)	(1,029)	(3,354)	(2,340)
Net accretion into interest income on loans, including loan fees	1,225	1,307	1,328	3,310
Balance, end of period	$(4,323)	$(2,487)	$(4,323)	$(2,487)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of June 30, 2015 and December 31, 2014, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
		Special		Doubtful /	Loans -	Loans -	Rated
June 30, 2015 (in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$24,473	$15,456	$—	$927	$—	$40,856
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	1,544	1,983	—	1,203	—	4,730
Commercial real estate	770,583	7,455	10,842	—	10,278	—	799,158
Commercial real estate - purchased whole loans	35,277	—	—	—	—	—	35,277
Construction & land development	44,199	115	2,687	—	37	—	47,038
Commercial & industrial	198,956	2,063	201	—	1,236	—	202,456
Lease financing receivables	7,242	—	—	—	—	—	7,242
Warehouse lines of credit	488,905	—	—	—	—	—	488,905
Home equity	—	—	2,658	—	—	—	2,658
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	9	84	—	—	—	93

Total	$1,545,162	$35,659	$33,911	$—	$13,681	$—	$1,628,413

* - At June 30, 2015, Special Mention and Substandard loans included $183,000 and $4 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** - The above table excludes all non-classified residential real estate and consumer loans at the respective period ends. The table also excludes most non-classified small Commercial and Industrial (“C&I”) and Commercial Real Estate (“CRE”) relationships totaling $100,000 or less. These loans are not rated by the Company since they are accruing interest and are not past due 80-days-or-more.

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
		Special		Doubtful /	Loans -	Loans -	Rated
December 31, 2014 (in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$26,828	$14,586	$—	$1,205	$—	$42,619
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	844	2,886	—	1,709	—	5,439
Commercial real estate	736,012	7,838	15,636	—	12,823	—	772,309
Commercial real estate - purchased whole loans	34,898	—	—	—	—	—	34,898
Construction & land development	35,339	120	2,525	—	496	—	38,480
Commercial & industrial	153,362	625	2,108	—	1,244	—	157,339
Lease financing receivables	2,530	—	—	—	—	—	2,530
Warehouse lines of credit	319,431	—	—	—	—	—	319,431
Home equity	—	—	2,220	—	—	—	2,220
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	13	38	—	13	—	64

Total	$1,281,572	$36,268	$39,999	$—	$17,490	$—	$1,375,329

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

Allowance for Loan and Lease Losses

Activity in the allowance for loan and leases (“Allowance”) follows:

	Three Months Ended		Six Months Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Allowance, beginning of period	$24,631	$22,367	$24,410	$23,026

Charge offs - Core Banking	(685)	(715)	(1,177)	(1,627)
Charge offs - RPG	(21)	—	(26)	—
Total charge offs	(706)	(715)	(1,203)	(1,627)

Recoveries - Core Banking	377	364	715	857
Recoveries - RPG	42	63	237	526
Total recoveries	419	427	952	1,383

Net (charge offs) recoveries - Core Banking	(308)	(351)	(462)	(770)
Net (charge offs) recoveries - RPG	21	63	211	526
Net (charge offs) recoveries	(287)	(288)	(251)	(244)

Provision for loan and lease losses (“Provision”) - Core Banking	717	710	1,092	470
Provision - RPG	187	(17)	(3)	(480)
Total Provision	904	693	1,089	(10)

Allowance, end of period	$25,248	$22,772	$25,248	$22,772

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

The following tables present the activity in the Allowance by portfolio class for the three months ended June 30, 2015 and 2014:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,629	$579	$920	$7,553	$35	$958	$1,157	$40
Provision	(313)	29	10	353	—	142	52	36
Charge offs	(178)	—	(29)	(147)	—	—	(27)	—
Recoveries	64	—	3	81	—	—	9	—

Ending balance	$8,202	$608	$904	$7,840	$35	$1,100	$1,191	$76

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$1,058	$2,708	$44	$362	$245	$184	$159	$24,631
Provision	164	56	187	40	57	83	8	904
Charge offs	—	(21)	(21)	(31)	(103)	(60)	(89)	(706)
Recoveries	—	22	42	28	87	—	83	419

Ending balance	$1,222	$2,765	$252	$399	$286	$207	$161	$25,248

					Commercial
	Residential Real Estate				Real Estate -			Lease
Three Months Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,751	$—	$984	$7,901	$34	$1,192	$1,080	$—
Provision	460	60	(141)	(206)	—	(185)	70	3
Charge offs	(202)	—	(7)	(2)	—	(1)	(20)	—
Recoveries	46	—	3	3	—	84	22	—

Ending balance	$8,055	$60	$839	$7,696	$34	$1,090	$1,152	$3

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$477	$2,371	$—	$276	$212	$—	$89	$22,367
Provision	133	235	(17)	40	113	—	128	693
Charge offs	—	(217)	—	(37)	(142)	—	(87)	(715)
Recoveries	—	14	63	7	97	—	88	427

Ending balance	$610	$2,403	$46	$286	$280	$—	$218	$22,772

The following tables present the activity in the Allowance by portfolio class for the six months ended June 30, 2015 and 2014:

					Commercial
	Residential Real Estate				Real Estate -			Lease
Six Months Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision	(173)	41	90	164	1	174	42	51
Charge offs	(314)	—	(29)	(154)	—	—	(56)	—
Recoveries	124	—	6	90	—	—	38	—

Ending balance	$8,202	$608	$904	$7,840	$35	$1,100	$1,191	$76

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410
Provision	423	48	(3)	144	(22)	94	15	1,089
Charge offs	—	(72)	(26)	(71)	(249)	(72)	(160)	(1,203)
Recoveries	—	59	237	41	175	—	182	952

Ending balance	$1,222	$2,765	$252	$399	$286	$207	$161	$25,248

					Commercial
	Residential Real Estate				Real Estate -			Lease
Six Months Ended	Owner	Owner Occupied-	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—
Provision	578	60	(171)	(384)	—	(273)	13	3
Charge offs	(419)	—	(22)	(374)	—	(18)	(20)	—
Recoveries	80	—	9	145	—	85	70	—

Ending balance	$8,055	$60	$839	$7,696	$34	$1,090	$1,152	$3

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	$—	$126	$23,026
Provision	161	235	(480)	22	160	—	66	(10)
Charge offs	—	(283)	—	(42)	(293)	—	(156)	(1,627)
Recoveries	—	55	526	17	214	—	182	1,383

Ending balance	$610	$2,403	$46	$286	$280	$—	$218	$22,772

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	June 30, 2015	December 31, 2014

Loans on non-accrual status(1)	$24,624	$23,337
Loans past due 90-days-or-more and still on accrual(2)	—	322
Total non-performing loans	24,624	23,659
Other real estate owned	2,920	11,243
Total non-performing assets	$27,544	$34,902

Credit Quality Ratios:
Non-performing loans to total loans	0.74%	0.78%
Non-performing assets to total loans (including OREO)	0.83%	1.14%
Non-performing assets to total assets	0.68%	0.93%

(1)         Loans on non-accrual status include impaired loans.

(2)         All loans past due 90-days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Non-Accrual		and Still Accruing Interest*
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Residential real estate:
Owner occupied	$12,972	$10,903	$—	$322
Owner occupied - correspondent	—	—	—	—
Non owner occupied	1,344	2,352	—	—
Commercial real estate	5,878	6,151	—	—
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	2,080	1,990	—	—
Commercial & industrial	201	169	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	2,065	1,678	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	84	94	—	—

Total	$24,624	$23,337	$—	$322

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2015	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$2,173	$1,551	$3,803	$7,527	$1,092,606	$1,100,133
Owner occupied - correspondent	—	—	—	—	243,140	243,140
Non owner occupied	—	—	—	—	101,765	101,765
Commercial real estate	20	—	263	283	798,875	799,158
Commercial real estate - purchased whole loans	—	—	—	—	35,277	35,277
Construction & land development	—	—	1,500	1,500	45,538	47,038
Commercial & industrial	—	—	—	—	202,456	202,456
Lease financing receivables	—	—	—	—	7,242	7,242
Warehouse lines of credit	—	—	—	—	488,905	488,905
Home equity	202	183	1,169	1,554	266,016	267,570
Consumer:
RPG loans	113	31	—	144	6,323	6,467
Credit cards	49	17	—	66	10,876	10,942
Overdrafts	154	—	—	154	1,250	1,404
Purchased whole loans	13	17	—	30	3,577	3,607
Other consumer	86	11	—	97	8,776	8,873

Total	$2,810	$1,810	$6,735	$11,355	$3,312,622	$3,323,977
Delinquency ratio**	0.08%	0.05%	0.20%	0.34%

	30 - 59	60 - 89	90 or More
December 31, 2014	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$3,039	$1,329	$3,640	$8,008	$1,110,333	$1,118,341
Owner occupied - correspondent	—	—	—	—	226,628	226,628
Non owner occupied	36	635	105	776	95,716	96,492
Commercial real estate	585	—	2,387	2,972	769,337	772,309
Commercial real estate - purchased whole loans	—	—	—	—	34,898	34,898
Construction & land development	—	—	1,990	1,990	36,490	38,480
Commercial & industrial	211	—	—	211	157,128	157,339
Lease financing receivables	—	—	—	—	2,530	2,530
Warehouse lines of credit	—	—	—	—	319,431	319,431
Home equity	706	158	498	1,362	244,317	245,679
Consumer:
RPG loans	107	34	—	141	3,954	4,095
Credit cards	124	10	—	134	9,439	9,573
Overdrafts	178	—	—	178	1,002	1,180
Purchased whole loans	12	—	—	12	4,614	4,626
Other consumer	38	29	—	67	8,827	8,894

Total	$5,036	$2,195	$8,620	$15,851	$3,024,644	$3,040,495
Delinquency ratio**	0.17%	0.07%	0.28%	0.52%

* - All loans, excluding PCI loans, 90-days-or-more past due as of June 30, 2015 and December 31, 2014 were on non-accrual status.

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

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2015	December 31, 2014

Loans with no allocated allowance for loan losses	$30,772	$32,560
Loans with allocated allowance for loan losses	45,647	53,620

Total impaired loans	$76,419	$86,180

Amount of the allowance for loan losses allocated	$5,757	$5,564

Approximately $7 million and $10 million of impaired loans at June 30, 2015 and December 31, 2014 were PCI loans. Approximately $4 million and $6 million of impaired loans at June 30, 2015 and December 31, 2014 were formerly PCI loans which became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2015 and December 31, 2014:

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,874	$—	$129	$757	$—	$166	$233	$—
Collectively evaluated for impairment	4,258	608	706	6,849	35	934	818	76
PCI loans with post acquisition impairment	70	—	69	234	—	—	140	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,202	$608	$904	$7,840	$35	$1,100	$1,191	$76

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,845	$—	$3,272	$17,530	$—	$2,787	$3,702	$—
Loans collectively evaluated for impairment	1,059,362	243,140	97,291	771,349	35,277	44,214	197,518	7,242
PCI loans with post acquisition impairment	398	—	1,083	3,882	—	—	1,167	—
PCI loans without post acquisition impairment	528	—	119	6,397	—	37	69	—

Total ending loan balance	$1,100,133	$243,140	$101,765	$799,158	$35,277	$47,038	$202,456	$7,242

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$36	$—	$—	$—	$—	$49	$5,244
Collectively evaluated for impairment	1,222	2,729	252	399	286	207	112	19,491
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	513
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$1,222	$2,765	$252	$399	$286	$207	$161	$25,248

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,658	$—	$—	$—	$—	$95	$69,889
Loans collectively evaluated for impairment	488,905	264,912	6,467	10,942	1,404	3,607	8,777	3,240,407
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,530
PCI loans without post acquisition impairment	—	—	—	—	—	—	1	7,151

Total ending loan balance	$488,905	$267,570	$6,467	$10,942	$1,404	$3,607	$8,873	$3,323,977

					Commercial
	Residential Real Estate				Real Estate -			Lease
	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,251	$—	$101	$913	$—	$187	$302	$—
Collectively evaluated for impairment	5,264	567	672	6,462	34	739	800	25
PCI loans with post acquisition impairment	50	—	64	365	—	—	65	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25

Loans:
Impaired loans individually evaluated, excluding PCI loans	$41,265	$—	$3,388	$22,521	$—	$2,627	$4,319	$—
Loans collectively evaluated for impairment	1,075,871	226,628	91,395	736,965	34,898	35,357	151,776	2,530
PCI loans with post acquisition impairment	725	—	1,554	6,341	—	—	1,158	—
PCI loans without post acquisition impairment	480	—	155	6,482	—	496	86	—

Total ending loan balance	$1,118,341	$226,628	$96,492	$772,309	$34,898	$38,480	$157,339	$2,530

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$225	$—	$—	$—	$—	$40	$5,019
Collectively evaluated for impairment	799	2,505	44	285	382	185	83	18,846
PCI loans with post acquisition impairment	—	—	—	—	—	—	1	545
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$799	$2,730	$44	$285	$382	$185	$124	$24,410

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,220	$—	$—	$—	$—	$52	$76,392
Loans collectively evaluated for impairment	319,431	243,459	4,095	9,573	1,180	4,626	8,829	2,946,613
PCI loans with post acquisition impairment	—	—	—	—	—	—	10	9,788
PCI loans without post acquisition impairment	—	—	—	—	—	—	3	7,702

Total ending loan balance	$319,431	$245,679	$4,095	$9,573	$1,180	$4,626	$8,894	$3,040,495

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015			June 30, 2015
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,604	$12,738	$—	$9,152	$192	$—	$7,769	$387	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	2,520	2,399	—	2,494	45	—	2,268	90	—
Commercial real estate	10,157	9,403	—	11,697	136	—	14,039	277	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,120	2,120	—	2,122	33	—	2,138	67	—
Commercial & industrial	1,559	1,559	—	2,589	25	—	3,251	51	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	2,788	2,515	—	2,285	41	—	2,030	83	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	38	38	—	19	1	—	19	2	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	27,646	27,505	3,944	31,677	243	—	33,436	487	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,956	1,956	198	2,435	24	—	3,007	48	—
Commercial real estate	12,051	12,009	991	11,804	143	—	13,085	287	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	667	667	166	673	10	—	580	20	—
Commercial & industrial	3,310	3,310	373	2,331	50	—	1,890	101	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	147	143	36	389	2	—	419	4	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	57	57	49	51	—	—	59	—	—
Total impaired loans	$78,620	$76,419	$5,757	$79,718	$945	$—	$83,990	$1,904	$—

	As of			Three Months Ended			Six Months Ended
	December 31, 2014			June 30, 2014			June 30, 2014
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$6,598	$6,196	$—	$7,104	$78	$—	$6,925	$125	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	2,368	2,215	—	1,474	15	—	1,401	25	—
Commercial real estate	17,282	16,248	—	17,236	150	—	18,475	290	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,144	2,144	—	2,081	1	—	2,083	2	—
Commercial & industrial	3,943	3,943	—	4,181	61	—	4,206	121	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	1,969	1,814	—	1,903	11	—	1,794	21	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	6	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	36,361	35,794	3,301	35,048	253	—	34,731	493	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	2,755	2,727	165	5,791	122	—	6,123	175	—
Commercial real estate	12,653	12,614	1,278	19,078	207	—	21,744	374	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	483	483	187	508	6	—	563	11	—
Commercial & industrial	1,534	1,534	367	1,540	58	—	1,651	60	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	452	406	225	586	—	—	620	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	62	62	41	79	—	—	79	1	—
Total impaired loans	$88,604	$86,180	$5,564	$96,609	$962	$—	$100,401	$1,698	$—

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

Non-accrual loans modified as TDRs typically remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2015 and December 31, 2014, $16 million and $14 million of TDRs were on non-accrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Non-Accrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate	81	$8,043	233	$29,467	314	$37,510
Commercial real estate	10	5,567	22	11,437	32	17,004
Construction & land development	3	2,080	6	706	9	2,786
Commercial & industrial	1	201	9	3,501	10	3,702

Total troubled debt restructurings	95	$15,891	270	$45,111	365	$61,002

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Non-Accrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate	74	$7,166	250	$31,966	324	$39,132
Commercial real estate	8	5,030	30	14,502	38	19,532
Construction & land development	2	1,990	6	637	8	2,627
Commercial & industrial	—	—	8	3,975	8	3,975

Total troubled debt restructurings	84	$14,186	294	$51,080	378	$65,266

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2015 and December 31, 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):

Interest only payments	2	$637	5	$415	7	$1,052
Rate reduction	183	24,911	44	5,729	227	30,640
Principal deferral	10	843	7	789	17	1,632
Legal modifications	31	2,598	32	1,588	63	4,186
Total residential TDRs	226	28,989	88	8,521	314	37,510

Commercial related and construction/land development loans:
Interest only payments	9	3,189	2	876	11	4,065
Rate reduction	13	6,664	5	2,564	18	9,228
Principal deferral	15	5,791	7	4,408	22	10,199
Total commercial TDRs	37	15,644	14	7,848	51	23,492
Total troubled debt restructurings	263	$44,633	102	$16,369	365	$61,002

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):

Interest only payments	2	$218	4	$389	6	$607
Rate reduction	173	25,080	61	7,376	234	32,456
Principal deferral	12	1,408	5	349	17	1,757
Legal modifications	33	2,675	34	1,637	67	4,312
Total residential TDRs	220	29,381	104	9,751	324	39,132

Commercial related and construction/land development loans:
Interest only payments	10	4,170	2	926	12	5,096
Rate reduction	19	9,043	3	1,915	22	10,958
Principal deferral	14	5,820	6	4,260	20	10,080
Total commercial TDRs	43	19,033	11	7,101	54	26,134
Total troubled debt restructurings	263	$48,414	115	$16,852	378	$65,266

As of June 30, 2015 and December 31, 2014, 73% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million and $4 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of June 30, 2015 and December 31, 2014. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal “watch list” and have been specifically provided for or reserved for as part of the Bank’s normal loan and lease provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at June 30, 2015 or December 31, 2014.

A summary of the categories of TDR loan modifications and respective performance as of June 30, 2015 and 2014 that were modified during the three months ended June 30, 2015 and 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	—	$—	2	$308	2	$308
Principal deferral	—	—	1	24	1	24
Legal modifications	—	—	2	55	2	55
Total residential TDRs	—	—	5	387	5	387

Commercial related and construction/land development loans:
Interest only payments	1	92	—	—	1	92
Rate reduction	2	833	1	57	3	890
Principal deferral	4	884	1	201	5	1,085
Total commercial TDRs	7	1,809	2	258	9	2,067
Total troubled debt restructurings	7	$1,809	7	$645	14	$2,454

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	3	$194	4	$351	7	$545
Principal deferral	3	360	1	30	4	390
Legal modifications	4	160	3	95	7	255
Total residential TDRs	10	714	8	476	18	1,190

Commercial related and construction/land development loans:
Interest only payments	—	—	1	443	1	443
Total commercial TDRs	—	—	1	443	1	443
Total troubled debt restructurings	10	$714	9	$919	19	$1,633

As of June 30, 2015 and 2014, 74% and 44% of the Bank’s TDRs that occurred during the second quarters of 2015 and 2014 were performing according to their modified terms. The Bank provided $221,000 and $54,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the second quarters of 2015 and 2014. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances for the three months ending June 30, 2015 and June 30, 2014.

A summary of the categories of TDR loan modifications and respective performance as of June 30, 2015 and 2014 that were modified during the six months ended June 30, 2015 and 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$622	—	$—	1	$622
Rate reduction	4	403	5	465	9	868
Principal deferral	—	—	2	48	2	48
Legal modifications	—	—	5	290	5	290
Total residential TDRs	5	1,025	12	803	17	1,828

Commercial related and construction/land development loans:
Interest only payments	3	467	—	—	3	467
Rate reduction	2	833	2	1,825	4	2,658
Principal deferral	6	884	1	201	7	1,085
Total commercial TDRs	11	2,184	3	2,026	14	4,210
Total troubled debt restructurings	16	$3,209	15	$2,829	31	$6,038

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	13	$1,042	7	$1,470	20	$2,512
Principal deferral	3	360	1	30	4	390
Legal modifications	22	2,192	11	677	33	2,869
Total residential TDRs	38	3,594	19	2,177	57	5,771

Commercial related and construction/land development loans:
Interest only payments	—	—	1	443	1	443
Rate reduction	—	—	1	1,103	1	1,103
Principal deferral	—	—	2	1,990	2	1,990
Total commercial TDRs	—	—	4	3,536	4	3,536
Total troubled debt restructurings	38	$3,594	23	$5,713	61	$9,307

As of June 30, 2015 and 2014, 53% and 39% of the Bank’s TDRs that occurred during the first six months of 2015 and 2014 were performing according to their modified terms. The Bank provided $635,000 and $142,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the first six months of 2015 and 2014. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances for the six months ending June 30, 2015 and June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months of June 30, 2015 and 2014 and for which there was a payment default during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	6	$432	3	$149	11	$753	6	$1,219
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	—	—	—	—	—	—	—	—
Commercial real estate	—	—	1	443	—	—	2	1,546
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	1	1,500
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—		—	—	—		—
Home equity	—	—	—	—	—	—	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
Total	6	$432	4	$592	11	$753	9	$4,265

The following table presents the carrying amount of foreclosed properties held at June 30, 2015 and December 31, 2014 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2015	December 31, 2014

Residential real estate	$405	$3,209
Commercial real estate	1,765	3,324
Construction & land development	750	4,710

Total other real estate owned	$2,920	$11,243

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,453	$2,466

4.             DEPOSITS

Ending deposit balances at June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	June 30, 2015	December 31, 2014

Demand	$720,517	$691,787
Money market accounts	489,440	471,339
Brokered money market accounts	120,379	35,649
Savings	104,532	91,625
Individual retirement accounts*	35,113	28,771
Time deposits, $250,000 and over*	42,493	56,556
Other certificates of deposit*	120,904	104,010
Brokered certificates of deposit*(1)	47,660	75,876

Total interest-bearing deposits	1,681,038	1,555,613
Total non interest-bearing deposits	598,572	502,569

Total deposits	$2,279,610	$2,058,182

(*) – Represents a time deposit.

(1) – Includes brokered deposits less than, equal to and greater than $250,000.

5.             FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At June 30, 2015 and December 31, 2014, FHLB advances were as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014

Overnight advance with an interest rate of 0.15% due on July 1, 2015	$387,000	$198,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 19, 2015	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.68% due through 2023	419,500	399,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000
Total FHLB advances	$916,500	$707,500

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2015 and December 31, 2014, Republic had available collateral to borrow an additional $254 million and $452 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions as of June 30, 2015 and December 31, 2014.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2015 (Overnight)	$387,000	0.15%
2015	10,000	0.41%
2016	82,000	1.74%
2017	145,000	3.44%
2018	117,500	1.53%
2019	100,000	1.80%
2020	45,000	1.84%
Thereafter	30,000	1.95%
Total	$916,500	1.32%

Information regarding short-term overnight FHLB advances follows:

(dollars in thousands)	June 30, 2015	December 31, 2014

Outstanding balance at end of period	$387,000	$198,000
Weighted average interest rate at end of period	0.15%	0.14%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014

Average outstanding balance during the period	$111,193	$11,047	$73,783	$3,199
Average interest rate during the period	0.15%	0.25%	0.15%	0.25%
Maximum outstanding at any month end during the period	$387,000	$93,000	$387,000	$93,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2015	December 31, 2014

First lien, single family residential real estate	$1,338,184	$1,333,811
Home equity lines of credit	105,112	103,064
Multi-family commercial real estate	19,786	12,682

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

Interest rate swap agreements: Interest rate swaps are recorded at fair value on a recurring basis. The Company values its interest rate swaps using Bloomberg Valuation Service’s derivative pricing functions and therefore classifies such valuations as Level 2. Valuations of these interest rate swaps are also received from the relevant counterparty and validated against internal calculations. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

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

Appraisals for both collateral-dependent impaired loans, other real estate owned and premises held for sale are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s Credit Administration Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$198,851	$—	$198,851
Private label mortgage backed security	—	—	5,231	5,231
Mortgage backed securities - residential	—	107,880	—	107,880
Collateralized mortgage obligations	—	128,260	—	128,260
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,015	—	—	1,015
Corporate bonds	—	15,144	—	15,144
Total securities available for sale	$1,015	$450,366	$5,231	$456,612

Mortgage loans held for sale	$—	$10,277	$—	$10,277
Rate lock commitments	—	376	—	376

Financial liabilities:
Mandatory forward contracts	—	1	—	1
Interest rate swap agreements	—	505	—	505

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$146,922	$—	$146,922
Private label mortgage backed security	—	—	5,250	5,250
Mortgage backed securities - residential	—	124,256	—	124,256
Collateralized mortgage obligations	—	143,171	—	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,018	—	—	1,018
Corporate bonds	—	15,063	—	15,063
Total securities available for sale	$1,018	$429,643	$5,250	$435,911

Mortgage loans held for sale	$—	$6,388	$—	$6,388
Rate lock commitments	—	250	—	250

Financial liabilities:
Mandatory forward contracts	—	33	—	33
Interest rate swap agreements	—	488	—	488

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2015 and 2014.

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$5,235	$5,270	$5,250	$5,485
Total gains or losses included in earnings:
Net change in unrealized gain	(4)	315	(26)	369
Recovery of actual losses previously recorded	—	34	35	66
Principal paydowns	—	(158)	(28)	(459)
Balance, end of period	$5,231	$5,461	$5,231	$5,461

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2015 and December 31, 2014:

	Fair	Valuation
June 30, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,231	Discounted cash flow	(1) Constant prepayment rate	(4.0)% - 6.5%

			(2) Probability of default	3.0% - 13.0%

			(2) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,250	Discounted cash flow	(1) Constant prepayment rate	0.5% - 6.5%

			(2) Probability of default	3.0% - 6.2%

			(2) Loss severity	60% - 75%

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

(in thousands)	June 30, 2015	December 31, 2014

Aggregate fair value	$10,277	$6,388
Contractual balance	10,057	6,265
Gain	220	123

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2015 and 2014 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Interest income	$57	$49	$113	$95
Change in fair value	(81)	159	97	124
Total included in earnings	$(24)	$208	$210	$219

Assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at
	June 30, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,371	$3,371
Non owner occupied	—	—	435	435
Commercial real estate	—	—	3,828	3,828
Home equity	—	—	1,266	1,266
Total impaired loans*	$—	$—	$8,900	$8,900

Other real estate owned:
Residential real estate	$—	$—	$143	$143
Commercial real estate	—	—	1,031	1,031
Total other real estate owned	$—	$—	$1,174	$1,174

Premises, held for sale	$—	$—	$1,251	$1,251

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,678	$1,678
Non owner occupied	—	—	702	702
Commercial real estate	—	—	6,122	6,122
Home equity	—	—	1,346	1,346
Total impaired loans*	$—	$—	$9,848	$9,848

Other real estate owned:
Residential real estate	$—	$—	$1,916	$1,916
Commercial real estate	—	—	2,845	2,845
Construction & land development	—	—	4,427	4,427
Total other real estate owned	$—	$—	$9,188	$9,188

Premises, held for sale	$—	$—	$1,317	$1,317

* - The impaired loan balances in the above two tables exclude TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote 6 and represents estimated selling costs to liquidate the underlying collateral on such debt.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,371	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 38% (10%)

Impaired loans - residential real estate non owner occupied	$435	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (14%)

Impaired loans - commercial real estate	$1,884	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22 (4%)

	$1,944	Income approach	Adjustments for differences between net operating income expectations	42% (42%)

Impaired loans - home equity	$1,266	Sales comparison approach	Adjustments determined for differences between comparable sales	2% - 37% (19%)

Other real estate owned - residential real estate	$143	Sales comparison approach	Adjustments determined for differences between comparable sales	10% - 80% (14%)

Other real estate owned - commercial real estate	$1,031	Sales comparison approach	Adjustments determined for differences between comparable sales	33% (33%)

Premises, held for sale	$1,251	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$1,678	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (7%)

Impaired loans - residential real estate non owner occupied	$702	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (18%)

Impaired loans - commercial real estate	$2,615	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 9% (2%)

	$3,507	Income approach	Adjustments for differences between net operating income expectations	3%-37% (22%)

Impaired loans - home equity	$1,346	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 35% (12%)

Other real estate owned - residential real estate	$1,916	Sales comparison approach	Adjustments determined for differences between comparable sales	9% - 23% (19%)

Other real estate owned - commercial real estate	$1,378	Sales comparison approach	Adjustments determined for differences between comparable sales	11% - 14% (13%)

	$1,467	Income approach	Adjustments for differences between net operating income expectations	19% (19%)

Other real estate owned - construction & land development	$2,000	Sales comparison approach	Adjustments determined for differences between comparable sales	13% - 70% (38%)

	$2,427	Income approach	Adjustments for differences between net operating income expectations	8% - 9% (8%)

Premises, held for sale	$1,317	Sales comparison approach	Adjustments determined for differences between comparable sales	1% (1%)

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans are as follows:

(in thousands)	June 30, 2015	December 31, 2014

Carrying amount of loans measured at fair value	$7,727	$8,343
Estimated selling costs considered in carrying amount	1,173	1,505
Total fair value	$8,900	$9,848

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. All of the Bank’s individual other real estate owned properties were carried at the lower of their fair value or cost at June 30, 2015 and December 31, 2014.

Details of other real estate owned carrying value and write downs follow:

(in thousands)	June 30, 2015	December 31, 2014

Other real estate carried at fair value	$1,174	$9,188
Other real estate carried at cost	1,746	2,055
Total carrying value of other real estate owned	$2,920	$11,243

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Other real estate owned write-downs during the period	$220	$333	$704	$1,217

Premises, Held for Sale

The Company closed its Hudson, Florida banking center on January 16, 2015. The Hudson premises were held for sale at June 30, 2015 and December 31, 2014 and carried at $1 million, its fair value less estimated selling costs. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

The Hudson premises were written down $33,000 and $66,000 during the three and six months ended June 30, 2015, respectively, with no similar write-downs for the same periods in 2014.

In July 2015, the Company formally agreed to sell its banking center in Elizabethtown, Kentucky. As of June 30, 2015, the premises of the banking center were carried at approximately $1 million, which equals the total costs of the premises less accumulated depreciation.

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value. No MSRs were carried at fair value at June 30, 2015 and December 31, 2014.

The carrying amounts and estimated fair values of all financial instruments, at June 30, 2015 and December 31, 2014 follows:

		Fair Value Measurements at
		June 30, 2015:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$92,766	$92,766	$—	$—	$92,766
Securities available for sale	456,612	1,015	450,366	5,231	456,612
Securities be held to maturity	43,070	—	43,600	—	43,600
Mortgage loans held for sale, at fair value	10,277	—	10,277	—	10,277
Other loans held for sale, at the lower of cost or fair value	1,542	—	1,542	—	1,542
Loans, net of Allowance	3,298,729	—	—	3,332,960	3,332,960
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	8,938	—	8,938	—	8,938
Other assets	376	—	376	—	376

Liabilities:
Non interest-bearing deposits	598,572	—	598,572	—	598,572
Transaction deposits	1,434,868	—	1,434,868	—	1,434,868
Time deposits	246,170	—	246,670	—	246,670
Securities sold under agreements to repurchase and other short-term borrowings	229,825	—	229,825	—	229,825
Federal Home Loan Bank advances	916,500	—	929,972	—	929,972
Subordinated note	41,240	—	40,874	—	40,874
Accrued interest payable	1,207	—	1,207	—	1,207
Other liabilities	506	—	506	—	506

NA - Not applicable

		Fair Value Measurements at
		December 31, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$72,878	$72,878	$—	$—	$72,878
Securities available for sale	435,911	1,018	429,643	5,250	435,911
Securities be held to maturity	45,437	—	45,807	—	45,807
Mortgage loans held for sale, at fair value	6,388	—	6,388	—	6,388
Loans, net of Allowance	3,016,085	—	—	3,045,443	3,045,443
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	8,807	—	8,807	—	8,807
Other assets	250	—	250	—	250

Liabilities:
Non interest-bearing deposits	502,569	—	502,569	—	502,569
Transaction deposits	1,290,400	—	1,290,400	—	1,290,400
Time deposits	265,213	—	265,858	—	265,858
Securities sold under agreements to repurchase and other short-term borrowings	356,108	—	356,108	—	356,108
Federal Home Loan Bank advances	707,500	—	721,346	—	721,346
Subordinated note	41,240	—	41,198	—	41,198
Accrued interest payable	1,262	—	1,262	—	1,262
Other liabilities	521	—	521	—	521

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

Other loans held for sale, at the lower of cost or fair value — Other loans held for sale constitute short-term consumer loans generally sold within two business days of origination. The carrying amounts of these loans, due to their short-term nature, approximate fair value, resulting in a Level 2 classification.

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

Deposits — Fair values for time deposits have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities and are classified as Level 2. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values and are also classified as Level 2.

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

Other assets/liabilities — Other assets and liabilities consist of interest rate swap agreements and other derivative assets and liabilities previously described above.

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

7.                                      MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$12,748	$2,414	$6,388	$3,506
Origination of mortgage loans held for sale	50,173	19,174	96,008	33,284
Proceeds from the sale of mortgage loans held for sale	(53,775)	(15,447)	(94,472)	(31,147)
Net gain on sale of mortgage loans held for sale	1,131	668	2,353	1,166

Balance, end of period	$10,277	$6,809	$10,277	$6,809

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Net gain realized on sale of mortgage loans held for sale	$1,209	$460	$2,098	$918
Net change in fair value recognized on loans held for sale	(81)	159	97	124
Net change in fair value recognized on rate lock commitments	(121)	99	126	179
Net change in fair value recognized on forward contracts	124	(50)	32	(55)
Net gain recognized	1,131	668	2,353	1,166

Loan servicing income	471	492	940	794
Amortization of mortgage servicing rights	(378)	(348)	(716)	(662)
Net servicing income recognized	93	144	224	132

Total Mortgage Banking income	$1,224	$812	$2,577	$1,298

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$4,864	$5,227	$4,813	$5,409
Additions	485	130	874	262
Amortized to expense	(378)	(348)	(716)	(662)

Balance, end of period	$4,971	$5,009	$4,971	$5,009

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and six months ended June 30, 2015 and 2014.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2015	December 31, 2014

Fair value of mortgage servicing rights portfolio	$6,922	$6,651
Monthly prepayment rate of unpaid principal balance*	105% - 462%	95% - 462%
Discount rate	12%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	6.42	5.70

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	Notional Amount	Fair Value	Notional Amount	Fair Value
(in thousands)	June 30, 2015		December 31, 2014

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$10,057	$10,277	$6,265	$6,388

Included in other assets:
Rate lock loan commitments	$23,261	$376	$12,866	$250

Included in other liabilities:
Mandatory forward contracts	$26,186	$1	$13,181	$33

8.                                      INTEREST RATE SWAPS

Interest rate swap derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income (loss). For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements (“swaps”) during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month London Interbank Offered Rate (“LIBOR”) or the overall changes in cash flows on certain money market deposit accounts tied to one-month LIBOR.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

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

The following table reflects information about swaps designated as cash flow hedges as of June 30, 2015 and December 31, 2014:

					June 30, 2015		December 31, 2014
(in thousands)	Notional Amount	Pay Rate	Receive Rate	Term	Assets/(Liabilities)	Unrealized Gain (Loss) in Accumulated OCI	Assets/(Liabilities)	Unrealized Gain (Loss) in Accumulated OCI
Interest rate swap on money market deposits	$10,000	2.17%	1-month LIBOR	Dec. 2013 - Dec. 2020	$(239)	$(155)	$(232)	$(150)
Interest rate swap on FHLB advance	10,000	2.33%	3-month LIBOR	Dec. 2013 - Dec. 2020	(266)	(173)	(256)	(166)
	$20,000				$(505)	$(328)	$(488)	$(316)

The following table reflects the total interest expense recorded in the consolidated statements of income during the three and six months ended June 30, 2015 and 2014 as a result of periodic swap settlements:

	Three Months Ended		Six Months Ended
	June,		June,
(in thousands)	2015	2014	2015	2014

Interest rate swap on money market deposits	$50	$51	$99	$100
Interest rate swap on FHLB advance	53	48	105	99
Total interest expense on swap transactions	$103	$99	$204	$199

The following tables present the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps used as cash flow hedges for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June,		June,
(in thousands)	2015	2014	2015	2014

Gains (losses) recognized in OCI on derivative (Effective Portion)	$175	$(364)	$(221)	$(704)

Losses reclassified from OCI on derivative (Effective Portion)	$(103)	$(99)	$(204)	$(199)

Gains (losses) recognized in income on derivative (Ineffective Portion)	$—	$—	$—	$—

The estimated net amount of the existing losses that are reported in accumulated OCI at June 30, 2015 that is expected to be reclassified into earnings within the next twelve months is $369,000.

Non-hedge Interest Rate Swaps

The Bank enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Bank enters into offsetting positions in order to minimize the Bank’s interest rate risk. These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or client owes the Bank, and results in credit risk to the Bank. When the fair value of a derivative instrument contract is negative, the Bank owes the client or counterparty and therefore, has no credit risk.

A summary of the Bank’s interest rate swaps related to clients as of June 30, 2015 and December 31, 2014 is included in the following table:

		Notional Amount	Fair Value	Notional Amount	Fair Value
(in thousands)	Bank Position	June 30, 2015		December 31, 2014

Interest rate swaps with Bank clients	Pay variable/receive fixed	$19,277	$(69)	$—	$—
Offsetting interest rate swaps with counterparty	Pay fixed/receive variable	19,277	69	—	—
Total		$38,554	$—	$—	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with non-client counterparties when such net loss positions exceed $250,000. The fair value of investment securities pledged as collateral by the Bank to cover such net loss positions totaled $974,000 and $734,000 at June 30, 2015 and December 31, 2014.

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

The table below presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2015	December 31, 2014

Unused warehouse lines of credit	$156,095	$208,069
Unused home equity lines of credit	266,886	240,372
Unused loan commitments - other	289,756	216,806
Commitments to purchase loans(1)	20,751	15,798
Standby letters of credit	13,460	12,383
FHLB letters of credit	—	750
Total commitments	$746,948	$694,178

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net income	$8,320	$6,322	$22,108	$18,306

Weighted average shares outstanding	20,860	20,793	20,859	20,795
Effect of dilutive securities	81	95	80	96
Average shares outstanding including dilutive securities	20,941	20,888	20,939	20,891

Basic earnings per share:
Class A Common Stock	$0.40	$0.31	$1.07	$0.88
Class B Common Stock	$0.37	$0.29	$0.97	$0.85

Diluted earnings per share:
Class A Common Stock	$0.40	$0.30	$1.07	$0.88
Class B Common Stock	$0.36	$0.29	$0.97	$0.85

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Antidilutive stock options	330,150	15,500	332,150	15,500
Average antidilutive stock options	237,118	15,500	126,684	15,500

11.                               STOCK PLANS AND STOCK BASED COMPENSATION

On January 15, 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which became effective April 23, 2015 when the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaced the Company’s 2005 Stock Incentive Plan, which expired on March 15, 2015.

The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options and restricted stock awards generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.

All shares issued under the above mentioned plans through June 30, 2015 were from authorized and reserved unissued shares. The Company has a sufficient number of authorized and reserved unissued shares to satisfy all anticipated option exercises. There are no Class B stock options outstanding or available for exercise under the Company’s plans.

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

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.

The following table summarizes stock option activity from January 1, 2014 through June 30, 2015:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2014	327,500	$20.03
Granted	1,000	23.50
Exercised	(90,500)	19.78
Forfeited or expired	(83,000)	20.09
Outstanding, December 31, 2014	155,000	$20.15	1.14	$710,000

Granted	317,900	24.50
Exercised	(11,000)	18.99
Forfeited or expired	—	—
Outstanding, June 30, 2015	461,900	$23.18	3.90	$1,204,000

Fully vested and expected to vest	461,900	$23.18	3.90	$1,204,000
Exercisable (vested) at June 30, 2015	128,000	$19.91	0.42	$753,000

Information related to stock options for the three and six months ended June 30, 2015 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Intrinsic value of options exercised	$—	$7	$54	$26
Cash received from options exercised, net of shares redeemed	—	97	119	117
Total fair value of options granted	1,140	—	1,140	—

The following table summarizes restricted stock activity from January 1, 2014 through June 30, 2015:

	Restricted Stock Awards	Weighted-average grant date fair value per share
Outstanding, January 1, 2014	87,000	$19.85
Granted	—
Forfeited or expired	(1,500)	19.85
Earned and issued	(5,000)	19.85
Outstanding, December 31, 2014	80,500	19.85

Granted	2,500	25.19
Forfeited or expired	—	—
Earned and issued	—	—
Outstanding, June 30, 2015	83,000	$20.01

The Company recorded expense related to stock options and restricted stock awards for the three and six months ended June 30, 2015 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Stock option expense (credit)	$51	$(18)	$56	$13
Restricted stock award expense	$74	$180	$147	$255

Unrecognized stock option and restricted stock award expense related to unvested options and awards (net of estimated forfeitures) are estimated as follows:

(in thousands)	Restricted Stock Awards	Options	Total

2015	$152	$140	$292
2016	304	273	577
2017	278	269	547
2018	123	266	389
2019	12	147	159
2020 and after	11	30	41

Total	$880	$1,125	$2,005

12.                               SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit clients arising from the Bank’s treasury management program. While comparable to deposits in their transactional nature, these overnight liabilities to clients are in the form of repurchase agreements.

Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Should the fair value of currently pledged securities fall below the associated repurchase agreements, the Bank would be required to pledge additional securities. To mitigate the risk of under collateralization, the Bank typically pledges at least two percent more in securities than the associated repurchase agreements.  All such securities are under the Bank’s control.

Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	June 30, 2015	December 31, 2014

Outstanding balance at end of period for overninght repurchase agreements accounted for as secured borrowings	$229,825	$356,108
Weighted average interest rate at end of period	0.02%	0.04%

Fair value of securities pledged as collateral
U.S. Treasury securities and U.S. Government agencies	$87,912	$121,378
Mortgage backed securities - residential	91,591	105,144
Collateralized mortgage obligations	121,037	151,956
Total securities pledged	$300,540	$378,478

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014

Average outstanding balance during the period	$335,530	$259,132	$363,321	$241,205
Average interest rate during the period	0.02%	0.03%	0.03%	0.04%
Maximum outstanding at any month end during the period	$340,196	$265,526	$408,955	$265,526

13.                               OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$(1,056)	$2,626	$182	$2,628
Reclassification adjustment for gain on security available for sale recognized in earnings	(88)	—	(88)	—
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(4)	315	(26)	369
Net unrealized gains (losses)	(1,148)	2,941	68	2,997
Tax effect	401	(1,029)	(23)	(1,049)
Net of tax	(747)	1,912	45	1,948

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	175	(364)	(221)	(704)
Reclassification amount for derivative losses realized in income	103	99	204	199
Net unrealized gains (losses)	278	(265)	(17)	(505)
Tax effect	(97)	92	5	176
Net of tax	181	(173)	(12)	(329)

Total OCI components, net of tax	$(566)	$1,739	$33	$1,619

Significant amounts reclassified out of each component of accumulated OCI for the three and six months ended June 30, 2015 and 2014:

		Amounts Reclassified From Accumulated Other Comprehensive Income
		Three Months Ended		Six Months Ended
	Affected Line Items in the Consolidated	June 30,		June 30,
(in thousands)	Statements of Income	2015	2014	2015	2014

Available for Sale Securities:

Reclassification adjustment for gain on security available for sale recognized in earnings	Gain on call of security available for sale	$88	$—	$88	$—
Tax effect	Income tax expense	(31)	—	(31)	—
Net of tax	Net income	57	—	57	—

Cash Flow Hedges:

Interest rate swap on money market deposits	Interest expense on deposits	(50)	(51)	(99)	(100)

Interest rate swap on FHLB advance	Interest expense on FHLB advances	(53)	(48)	(105)	(99)
Total cash flow hedges	Total interest expense	(103)	(99)	(204)	(199)
Tax effect	Income tax expense	36	35	71	70
Net of tax	Net income	(67)	(64)	(133)	(129)

Net of tax, total all reclassifications	Net income	$(10)	$(64)	$(76)	$(129)

The following is a summary of the accumulated OCI balances, net of tax:

(in thousands)	Dec. 31, 2014	2015 Change	June 30, 2015

Unrealized gain on securities available for sale	$3,839	$61	$3,900
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(16)	776
Unrealized loss on cash flow hedge	(316)	(12)	(328)
Total unrealized gain	$4,315	$33	$4,348

(in thousands)	Dec. 31, 2013	2014 Change	June 30, 2014

Unrealized gain on securities available for sale	$2,526	$1,708	$4,234
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	240	724
Unrealized gain (loss) on cash flow hedge	111	(329)	(218)
Total unrealized gain	$3,121	$1,619	$4,740

14.                                     SEGMENT INFORMATION

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

As of June 30, 2015, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The RPG segment includes the Tax Refund Solutions (“TRS”) division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Company.

The nature of segment operations and the primary drivers of net revenues by reportable segment are provided below:

	Segment:	Nature of Operations	Primary Drivers of Net Revenues

Core Banking	Traditional Banking	Provides traditional banking products primarily to customers in the Company’s market footprint.	Loans, investments and deposits

	Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the Nation.	Mortgage warehouse lines of credit

	Mortgage Banking	Primarily originates, sells and services long-term, single family, first lien residential real estate loans.	Gain on sale of loans and servicing fees

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

Segment information for the three months ended June 30, 2015 and 2014 follows:

	Three Months Ended June 30, 2015
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$26,999	$3,505	$57	$30,561	$497	$31,058

Provision for loan and lease losses	553	164	—	717	187	904

Net refund transfer fees	—	—	—	—	1,907	1,907
Mortgage banking income	—	—	1,224	1,224	—	1,224
Gain on call of security available for sale	88	—	—	88	—	88
Other non interest income	5,774	6	71	5,851	415	6,266
Total non interest income	5,862	6	1,295	7,163	2,322	9,485

Total non interest expenses	23,835	610	1,274	25,719	1,446	27,165

Income before income tax expense	8,473	2,737	78	11,288	1,186	12,474
Income tax expense	2,648	958	27	3,633	521	4,154
Net income	$5,825	$1,779	$51	$7,655	$665	$8,320

Segment end of period assets	$3,520,996	$488,356	$15,635	$4,024,987	$41,232	$4,066,219

Net interest margin	3.24%	3.53%	NM	3.28%	NM	3.32%

	Three Months Ended June 30, 2014
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$25,752	$1,689	$49	$27,490	$60	$27,550

Provision for loan and lease losses	577	133	—	710	(17)	693

Net refund transfer fees	—	—	—	—	1,836	1,836
Mortgage banking income	—	—	812	812	—	812
Other non interest income	5,927	3	71	6,001	432	6,433
Total non interest income	5,927	3	883	6,813	2,268	9,081

Total non interest expenses	23,050	448	1,013	24,511	1,773	26,284

Income (loss) before income tax expense	8,052	1,111	(81)	9,082	572	9,654
Income tax expense (benefit)	2,821	389	(29)	3,181	151	3,332
Net income (loss)	$5,231	$722	$(52)	$5,901	$421	$6,322

Segment end of period assets	$3,190,809	$243,907	$12,231	$3,446,947	$18,377	$3,465,324

Net interest margin	3.32%	3.89%	NM	3.35%	NM	3.35%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Segment information for the six months ended June 30, 2015 and 2014 follows:

	Six Months Ended June 30, 2015
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$52,757	$6,046	$113	$58,916	$1,164	$60,080

Provision for loan and lease losses	669	423	—	1,092	(3)	1,089

Net refund transfer fees	—	—	—	—	17,242	17,242
Mortgage banking income	—	—	2,577	2,577	—	2,577
Gain on call of security available for sale	88	—	—	88	—	88
Other non interest income	11,171	11	155	11,337	1,227	12,564
Total non interest income	11,259	11	2,732	14,002	18,469	32,471

Total non interest expenses	47,242	1,183	2,559	50,984	7,255	58,239

Income before income tax expense	16,105	4,451	286	20,842	12,381	33,223
Income tax expense	4,934	1,558	100	6,592	4,523	11,115
Net income	$11,171	$2,893	$186	$14,250	$7,858	$22,108

Segment end of period assets	$3,520,996	$488,356	$15,635	$4,024,987	$41,232	$4,066,219

Net interest margin	3.17%	3.56%	NM	3.21%	NM	3.23%

	Six Months Ended June 30, 2014
	Core Banking
(dollars in thousands)	Traditional Banking	Warehouse Lending	Mortgage Banking	Total Core Banking	Republic Processing Group	Total Company

Net interest income	$51,706	$2,848	$95	$54,649	$205	$54,854

Provision for loan and lease losses	309	161	—	470	(480)	(10)

Net refund transfer fees	—	—	—	—	16,224	16,224
Mortgage banking income	—	—	1,298	1,298	—	1,298
Other non interest income	10,999	5	145	11,149	1,125	12,274
Total non interest income	10,999	5	1,443	12,447	17,349	29,796

Total non interest expenses	46,532	828	2,223	49,583	6,900	56,483

Income (loss) before income tax expense	15,864	1,864	(685)	17,043	11,134	28,177
Income tax expense (benefit)	5,341	653	(240)	5,754	4,117	9,871
Net income (loss)	$10,523	$1,211	$(445)	$11,289	$7,017	$18,306

Segment end of period assets	$3,190,809	$243,907	$12,231	$3,446,947	$18,377	$3,465,324

Net interest margin	3.29%	3.92%	NM	3.32%	NM	3.29%

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

•               the growth in the Bank’s loan portfolio, in general and overall mix of such portfolio;

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2015, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to the fourth quarter of 2014, but realized the quantitative and qualitative nature of a segment by the end of 2014.  All prior periods have been reclassified to conform to the current presentation.

	Three Months Ended June 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$5,825	$1,779	$51	$7,655	$665	$8,320
Total assets	3,520,996	488,356	15,635	4,024,987	41,232	4,066,219
Net interest margin	3.24%	3.53%	NM	3.28%	NM	3.32%

	Three Months Ended June 30, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$5,231	$722	$(52)	$5,901	$421	$6,322
Total assets	3,190,809	243,907	12,231	3,446,947	18,377	3,465,324
Net interest margin	3.32%	3.89%	NM	3.35%	NM	3.35%

	Six Months Ended June 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$11,171	$2,893	$186	$14,250	$7,858	$22,108
Total assets	3,520,996	488,356	15,635	4,024,987	41,232	4,066,219
Net interest margin	3.17%	3.56%	NM	3.21%	NM	3.23%

	Six Months Ended June 30, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$10,523	$1,211	$(445)	$11,289	$7,017	$18,306
Total assets	3,190,809	243,907	12,231	3,446,947	18,377	3,465,324
Net interest margin	3.29%	3.92%	NM	3.32%	NM	3.29%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 14 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Bank provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2015, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

The Bank’s principal lending activities consists of the following:

Retail Mortgage Lending — Through its retail banking centers detailed above, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, residential real estate loans.  In addition the Bank originates home equity loans and home equity lines of credit (“HELOCs”) through its retail banking centers. All such loans are generally collateralized by owner occupied property.  For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s primary market footprint, while loans originated through the Correspondent Lending channel and Internet Banking are generally secured by collateral located outside of the Bank’s market footprint.   All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” segment and are discussed below and elsewhere in this filing.

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

Internet Lending — The Bank accepts online loan applications through its website, www.republicbank.com.  Historically, the majority of loans originated through the internet have been within the Bank’s traditional markets of Kentucky and Indiana.  Other states where loans are marketed include Tennessee, Florida, Ohio, Virginia, and Minnesota, as well as, the District of Columbia.

Correspondent Lending — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.  As previously disclosed, loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint. As of June 30, 2015, 83% of loans originated through the Company’s Correspondent Lending channel were secured by single family residences located in the state of California.

The Bank’s other Traditional Banking activities generally consists of the following:

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

See additional detail regarding the Traditional Banking segment under Footnote 14 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding the Warehouse Lending segment under Footnote 14 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank typically retains servicing on these loans. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

See additional detail regarding Mortgage Banking under Footnote 7 “Mortgage Banking Activities” and Footnote 14 “Segment Information” of Part I Item 1 “Financial Statements.”

(IV)  Republic Processing Group segment

All divisions of the RPG segment operate through the Bank. Nationally, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. The RPS division offers general purpose reloadable prepaid debit cards through third party program managers.  The RCS division offers short-term consumer credit products.

See additional detail regarding the RPG segment under Footnote 14 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014)

Net income for the second quarter of 2015 was $8.3 million, representing an increase of $2.0 million, or 32%, compared to the same period in 2014. Diluted earnings per Class A Common Share increased to $0.40 for the quarter ended June 30, 2015 compared to $0.30 for the same period in 2014.

Within the Company’s Traditional Banking segment, net income for the second quarter of 2015 increased $594,000, or 11%, from the same period in 2014, primarily due to an increase in net interest income, driven by solid loan growth during the previous twelve months.

Net income at the Company’s Warehouse segment increased $1.1 million, or 146%, from the same period in 2014, as both total commitments and usage of such commitments increased from the second quarter of 2014 to the same period in 2015.

The Company’s Mortgage Banking segment reflected net income of $51,000 for the second quarter of 2015 compared to net loss of $52,000 from the same period in 2014. The improvement was primarily due to higher demand for mortgage products and was primarily driven by continued low, long-term mortgage rates during the period.

RPG’s second quarter 2015 net income increased $244,000, or 58%, over the same period in 2014.  The higher profitability was primarily driven by a reversal of $450,000 in accrued incentive compensation at the TRS division during the second quarter of 2015, as incentive payouts were finalized during the quarter.

Other general highlights by business segment for the quarter ended June 30, 2015 consisted of the following:

Traditional Banking segment

•                  Net income increased $594,000, or 11%, for the second quarter of 2015 compared to the same period in 2014.

•                  Net interest income increased $1.2 million, or 5%, for the second quarter of 2015 compared to the same period in 2014. The Traditional Banking segment net interest margin decreased eight basis points for the quarter ended June 30, 2015 to 3.24% from 3.32% during the second quarter of 2014.

•                  The Traditional Banking Provision was $553,000 for the second quarter of 2015 compared to $577,000 for the same period in 2014.

•                  Total non interest income decreased $65,000, or 1%, for the second quarter of 2015 compared to the same period in 2014.

•                  Total non interest expense increased $785,000, or 3%, during the second quarter of 2015 compared to the second quarter of 2014.

•                  Gross Traditional Bank loans increased by $100 million, or 3%, from March 31, 2015 to June 30, 2015.

•                  Traditional Bank deposits decreased by $12 million, or 1%, from March 31, 2015 to June 30, 2015, with non interest-bearing deposits increasing $26 million and interest-bearing deposits decreasing approximately $38 million.

Warehouse Lending segment

•                  Net income increased $1.1 million, or 146%, for the second quarter of 2015 compared to the same period in 2014.

•                  Net interest income increased $1.8 million, or 108%, for the second quarter of 2015 compared to the same period in 2014. The Warehouse segment net interest margin decreased 36 basis points from the second quarter of 2014 to 3.53% for the same period in 2015.

•                  The Warehouse Provision was $164,000 for the second quarter of 2015 compared to $133,000 for the same period in 2014.

•                  Average line usage was 64% during the second quarter of 2015 compared to 47% during the second quarter of 2014.

•                  Outstanding balances for Warehouse lines of credit increased by $66 million, or 16%, during the second quarter of 2015 compared to $108 million, or 79% during the second quarter of 2014.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income increased $412,000, or 51%, during the second quarter of 2015 compared to the same period in 2014.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $54 million during the second quarter of 2015 compared to $15 million during the same period in 2014.  Volume during the second quarter of 2015 benefited from continued low, long-term interest rates.

Republic Processing Group segment

•                  Net income increased $244,000, or 58%, for the second quarter of 2015 compared to the same period in 2014.

•                  While the Bank permanently discontinued the offering of its Refund Anticipation Loan (“RAL”) product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. Overall, RPG recorded a net charge to the Provision of $187,000 during the second quarter of 2015, compared to a net credit of $17,000 for the same period in 2014.

•                  Non interest income was unchanged at $2.3 million for both the second quarters of 2015 and 2014.

•                  Net RT revenue increased $71,000, or 4%, during the second quarter of 2015 compared to the second quarter of 2014. Total RTs processed during the second quarter 2015 tax season by the TRS division increased by 35% from the second quarter 2014 tax season.

•                  Non interest expenses were $1.4 million for the second quarter of 2015 compared to $1.8 million for the same period in 2014.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014)

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

Total Company net interest income increased $3.5 million, or 13%, during the second quarter of 2015 compared to the same period in 2014.  The primary driver of the increase in total Company net interest income was growth in the Company’s average loans over the past twelve months, which increased $548 million, or 21%, over this time period. The benefit from loan growth was partially offset by a continuing general decline in the Company’s interest-earning asset yields without a like corresponding decline in funding costs. The total Company net interest margin decreased from 3.35% during the second quarter of 2014 to 3.32% for the same period in 2015.

For the second quarters of 2015 and 2014, the significant majority of net interest income for the total Company was primarily attributable to the Traditional Banking and Warehouse segments. The most significant components affecting the total Company’s net interest income by business segment were as follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.2 million, or 5%, for the quarter ended June 30, 2015 compared to the same period in 2014.  The Traditional Banking net interest margin decreased eight basis points from the same period in 2014 to 3.24%. The increase in the Traditional Bank’s net interest income and the decrease in the net interest margin during the second quarter of 2015 were primarily attributable to the following factors:

•                  Traditional Bank loans, excluding loans acquired through the Company’s 2012 FDIC-assisted transactions, experienced yield compression of 28 basis points from the second quarter of 2014 to the same period in 2015.  Average loans outstanding, excluding loans from the 2012 FDIC-assisted transactions, were $2.4 billion with a weighted average yield of 4.32% during the second quarter of 2014 compared to $2.7 billion with a weighted average yield of 4.04% during the second quarter of 2015. The overall effect of these changes in rate and volume was an increase of $1.6 million in interest income. The increase in average loans for the second quarter of 2015 over the second quarter of 2014 was driven significantly by the growth in the Bank’s Correspondent Lending origination channel, which first began acquiring loans in May 2014.

•                  Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower due to payoffs on the portfolio over the previous twelve months together with diminishing benefits from discount accretion.  Overall, the average balance of the portfolio was $33 million with a yield of 20.39% for the second quarter of 2015 compared to $60 million with a yield of 16.04% for the same period in 2014. The overall effect of these changes in rate and volume was a decrease of $690,000 in interest income. Interest income on this portfolio was $2.4 million during the second quarter of 2014, with $1.4 million, or 57%, of such income attributable to discount accretion compared to interest income of $1.7 million for the same period in 2015, with $1.3 million, or 76%, of such income attributable to discount accretion.   Discount accretion on this portfolio contributed 15 and 17 basis points, respectively, to the overall Traditional Bank’s net interest margin. Management projects accretion of loan discounts related to the 2012 FDIC-assisted transactions to be approximately $1.0 million for the remainder of 2015. The accretion estimate for the remainder of 2015 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

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

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.8 million, or 108%, from the second quarter of 2014 compared to the same period in 2015, despite a decline in net interest margin of 36 basis points. The increase in net interest income was primarily attributable to growth in Warehouse commitments and increased usage on such commitments.

Total Warehouse line commitments increased from $395 million at June 30, 2014 to $645 million at June 30, 2015. Average line usage rates of such commitments increased to 64% during the second quarter of 2015 compared to 47% during the second quarter of 2014. Usage rates for the second quarter of 2015 benefitted from continued low, long-term mortgage rates during the period, while the overall yield declined due to competitive pricing pressures within the industry.

Driven by the increase in outstanding commitments and usage rates, average outstanding Warehouse lines of credit during the second quarter of 2015 increased $224 million, or 129%, compared to the same period in 2014.  Average outstanding warehouse lines were $397 million during the second quarter of 2015 with a weighted average yield of 3.77%, compared to average outstanding lines of $173 million with a weighted average yield of 4.13% for the same period in 2014.

Republic Processing Group segment

Net interest income within the RPG segment increased $437,000 from the second quarter of 2014 compared to the same period in 2015. The increase in net interest income was primarily attributable to year over year growth in higher yielding short-term, consumer credit products.  In addition, net interest income at RPG also increased due to loan fees earned on a new, large short-term commercial loan relationship to one of the Company’s third party program managers in the tax business.  As a result of this commercial relationship, the Company earned loan fee income during the first and second quarters of 2015 and expects to earn a similar amount of loan fee income during the first and second quarters of 2016.

Average RPG loans during the second quarter of 2015 increased $2 million compared to the same period in 2014, ending the period at nearly $5 million.  The weighted average yield during the second quarter of 2015 was 39.10%, compared to 29.13% for the same period in 2014.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$531,402	$2,079	1.56%	$530,472	$2,205	1.66%
Federal funds sold and other interest-earning deposits	32,300	27	0.33%	128,473	90	0.28%
RPG loans and fees(2)(3)	4,829	472	39.10%	2,648	66	9.97%
Outstanding Warehouse lines of credit and fees(2)(3)	396,934	3,742	3.77%	173,428	1,789	4.13%
Other loans and fees(2)(3)	2,778,364	29,402	4.23%	2,456,114	28,255	4.60%

Total interest-earning assets	3,743,829	35,722	3.82%	3,291,135	32,405	3.94%

Allowance for loan and lease losses	(24,752)			(22,430)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	68,463			62,784
Premises and equipment, net	33,432			33,055
Bank owned life insurance	51,963			50,517
Other assets(1)	52,377			44,110
Total assets	$3,925,312			$3,459,171

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$824,848	$130	0.06%	$742,116	$117	0.06%
Money market accounts	490,836	188	0.15%	478,871	194	0.16%
Time deposits	198,930	468	0.94%	171,569	265	0.62%
Brokered money market and brokered certificates of deposit	189,368	235	0.50%	104,938	361	1.38%

Total interest-bearing deposits	1,703,982	1,021	0.24%	1,497,494	937	0.25%

Securities sold under agreements to repurchase and other short-term borrowings	335,530	17	0.02%	259,132	22	0.03%
Federal Home Loan Bank advances	646,737	2,997	1.85%	562,209	3,267	2.32%
Subordinated note	41,240	629	6.10%	41,240	629	6.10%

Total interest-bearing liabilities	2,727,489	4,664	0.68%	2,360,075	4,855	0.82%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	601,371			526,599
Other liabilities	20,799			15,388
Stockholders’ equity	575,653			557,109
Total liabilities and stock-holders’ equity	$3,925,312			$3,459,171

Net interest income		$31,058			$27,550

Net interest spread			3.14%			3.12%

Net interest margin			3.32%			3.35%

(1)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)         The total amount of loan fee income included in total interest income was $2.9 million and $2.3 million for the three months ended June 30, 2015 and 2014.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended June 30, 2015 and 2014

		Three Months Ended June 30, 2015
		Compared to
		Three Months Ended June 30, 2014
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(126)	$4	$(130)
Federal funds sold and other interest-earning deposits	(63)	(78)	15
RPG loans and fees	406	89	317
Outstanding Warehouse lines of credit and fees	1,953	2,120	(167)
Other loans and fees	1,147	3,523	(2,376)

Net change in interest income	3,317	5,658	(2,341)

Interest expense:

Transaction accounts	13	13	—
Money market accounts	(6)	5	(11)
Time deposits	203	47	156
Brokered money market and brokered certificates of deposit	(126)	187	(313)
Securities sold under agreements to repurchase and other short-term borrowings	(5)	6	(11)
Federal Home Loan Bank advances	(270)	449	(719)
Subordinated note	—	—	—

Net change in interest expense	(191)	707	(898)

Net change in net interest income	$3,508	$4,951	$(1,443)

Provision for Loan and Lease Losses

The Company recorded a Provision of $904,000 for the second quarter 2015, compared to $693,000 for the same period in 2014.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2015 was $553,000, compared to $577,000 for the second quarter of 2014. An analysis of the Provision for the second quarter of 2015 compared to the same period in 2014 follows:

•                  Related to the Bank’s pass rated and non-rated credits, the Bank recorded a net credit of $321,000 to the Provision during the second quarter of 2015.  This net credit resulted primarily from improvement in certain qualitative factors within the Allowance calculation which more than offset $810,000 in gross charges within the calculation that was driven by loan growth during the period.  The improvement in the Bank’s qualitative factors was directly attributable to continued improvement within the Bank’s overall credit quality, with an overall improvement in delinquent loans to total loans being the primary driver.  By comparison, the Bank posted a net charge of $772,000 to the Provision during the second quarter of 2014 related to Pass and non-rated loans.  This 2014 net charge consisted of $595,000 in gross charges primarily driven by loan growth and $177,000 in gross charges related to various other qualitative factors.

•                  Related to the Bank’s loans rated “Substandard” or “Special Mention”, the Bank recorded a net charge of $649,000 to the Provision during the second quarter of 2015.  The additional provision recorded was the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of the recent payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.  By comparison, the Bank recorded a net credit of $200,000 to the Provision for the same quarter in 2014 primarily associated with paydowns in existing retail TDRs.

•                  The Bank recorded net charges of $225,000 and $5,000 during the second quarters of 2015 and 2014 for purchased credit impaired (“PCI”) loans.  Such charges generally reflect projected shortfalls in cash flows below initial acquisition day estimates for these loans.

As a percentage of total loans, the Traditional Banking Allowance was 0.84% at June 30, 2015 compared to 0.87% at December 31, 2014 and 0.89% at June 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for loans and leases at June 30, 2015.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $164,000 for the second quarter of 2015, a $31,000 increase from the same period in 2014. While the Warehouse portfolio experienced $42 million more in growth during the second quarter of 2014 compared to the same period in 2015, the lower Provision during 2014 was related to a 10 basis point reduction in the qualitative factor applied to the portfolio during the period. The qualitative factor was lowered during the latter half of 2014 because the Warehouse portfolio had attained three years of vintage with no losses incurred.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2015, December 31, 2014 and June 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2015.

Republic Processing Group segment

As previously reported, the Company through the TRS division of RPG ceased offering the RAL product effective April 30, 2012.  During the second quarters of 2015 and 2014, the Bank recorded recoveries of $42,000 and $63,000 to the RPG Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded charges of $229,000 and $46,000 to the Provision during the second quarters of 2015 and 2014 associated with growth in the RCS division’s short-term consumer loans.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan and Lease Loss Experience for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended
	June 30,
(dollars in thousands)	2015	2014

Allowance at beginning of period	$24,631	$22,367
Charge offs:
Residential real estate
Owner occupied	(178)	(202)
Owner occupied - correspondent	—	—
Non owner occupied	(29)	(7)
Commercial real estate	(147)	(2)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	(1)
Commercial & industrial	(27)	(20)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(21)	(217)
Consumer:
Refund Anticipation Loans	—	—
Other RPG loans	(21)	—
Credit cards	(31)	(37)
Overdrafts	(103)	(142)
Purchased whole loans	(60)	—
Other consumer	(89)	(87)
Total charge offs	(706)	(715)
Recoveries:
Residential real estate
Owner occupied	64	46
Owner occupied - correspondent	—	—
Non owner occupied	3	3
Commercial real estate	81	3
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	84
Commercial & industrial	9	22
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	22	14
Consumer:
Refund Anticipation Loans	42	63
Other RPG loans	—	—
Credit cards	28	7
Overdrafts	87	97
Purchased whole loans	—	—
Other consumer	83	88
Total recoveries	419	427
Net loan charge offs	(287)	(288)
Provision - Core Banking	717	710
Provision - RPG	187	(17)
Total Provision	904	693
Allowance at end of period	$25,248	$22,772

Credit Quality Ratios:

Allowance to total loans	0.76%	0.84%
Allowance for to non-performing loans	103%	112%
Annualized net loan charge offs (recoveries) to average loans	0.04%	0.04%

NA - not applicable

Non Interest Income

Non interest income increased $404,000 for the second quarter of 2015 compared to the same period in 2014. The most significant components comprising the total Company’s increase in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income decreased $65,000, or 1%, for the second quarter of 2015 compared to the same period in 2014.  The most significant categories affecting the change in non interest income for the quarter were as follows:

Service charges on deposit accounts decreased from $3.6 million for the second quarter of 2014 to $3.2 million for the second quarter of 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended June 30, 2015 and 2014 were $1.8 million and $1.9 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended June 30, 2015 and 2014 were $405,000 and $400,000.  The negative overall trend for deposit fees has occurred for several periods and is the direct result of a continued reduction in consumer overdraft activity combined with a low growth rate in the number of active checking accounts at the Bank.  At this time, management does not anticipate that this trend will reverse anytime in the near future.

Interchange income increased from $1.5 million during the second quarter of 2014 to $1.9 million during the second quarter of 2015 and was primarily driven by a 39% increase in credit card purchase activity resulting from an increased sales effort for business-related credit card products.

Net losses on OREO fluctuated from a net loss of $69,000 during the second quarter of 2014 to a net loss of $155,000 for the same period in 2015. The net losses during the second quarters of 2015 and 2014 were primarily driven by mark-to-market writedowns of OREO properties.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $412,000, or 51%, during the second quarter of 2015 compared to the same period in 2014.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $54 million during the second quarter of 2015 compared to $15 million during the same period in 2014.  Volume during the second quarter of 2015 benefited from continued low, long-term interest rates.

Non Interest Expenses

Total Company non interest expenses increased $881,000, or 3%, during the second quarter of 2015 compared to the same period in 2014. The most significant components comprising the increase in non interest expense by business segment were as follows:

Traditional Banking segment

For the second quarter of 2015 compared to the same period in 2014, Traditional Banking non interest expenses increased $785,000, or 3%.

Salaries and benefits increased $453,000, or 4%, for the second quarter of 2015 compared to the same period in 2014.  The higher salaries and benefits was the result of year-end raises and an increase in the Traditional Bank’s full-time equivalent employees (“FTEs”) from 664 at June 30, 2014 to 685 at June 30, 2015.  The increased staffing was primarily concentrated in the centralized lending operations area in order to meet current loan demand and additional capacity to meet long-term loan demand expectations.

Data processing expenses increased $194,000, or 26%, during the second quarter of 2015, primarily due to additional technology employed by the Bank during 2015, primarily in loan and deposit operations.

Marketing and development expenses increased $147,000, or 19%, during the second quarter of 2015 primarily due to increased promotions of the Bank’s deposit and HELOC products.

Legal fees increased $120,000, or 66%, during the second quarter of 2015, primarily due to the Company’s continued efforts in the mergers and acquisitions marketplace.

Warehouse Lending segment

For the second quarter of 2015 compared to the same period in 2014, Warehouse non interest expenses increased $162,000, or 36%. The increase was primarily related to salaries and employee benefits expense and was driven by year-end merit increases and additional staffing over the previous twelve months.

Republic Processing Group segment

For the second quarter of 2015 compared to the same period in 2014, RPG non interest expenses decreased $327,000, or 18%.

Salaries and employee benefits decreased $405,000, or 29%, primarily due to a reversal of $450,000 in accrued incentive compensation at the TRS division during the second quarter of 2015, as incentive payouts were finalized during the quarter.

Occupancy expenses decreased $195,000, or 47%, for the second quarter of 2015 compared to the second quarter of 2014, partially due to acceleration of depreciable lives on defunct assets during the second quarter of 2014 and partially due to the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Legal fees increased $135,000, primarily related to increased usage of outside legal counsel for contract review and program design of new RPG prepaid card and small dollar credit programs slated to commence during the second half of 2015.

OVERVIEW (Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014)

Net income for the six months ended June 30, 2015 was $22.1 million, representing an increase of $3.8 million, or 21%, compared to the same period in 2014. Diluted earnings per Class A Common Share increased to $1.07 for the six months ended June 30, 2015 compared to $0.88 for the same period in 2014.

Within the Company’s Traditional Banking segment, net income for the six months ended June 30, 2015 increased $648,000, or 6%, from the same period in 2014, primarily due to an increase in net interest income, driven by solid loan growth during the previous twelve months.

Net income at the Company’s Warehouse segment for the six months ended June 30, 2015 increased $1.7 million, or 139%, from the same period in 2014, as both total commitments and usage of such commitments increased from the first six months of 2014.

The Company’s Mortgage Banking segment reflected net income of $186,000 for the six months ended June 30, 2015 compared to net loss of $445,000 from the same period in 2014. The improvement was primarily due to higher demand for mortgage products and was primarily driven by continued low, long-term mortgage rates during the period.

RPG’s net income for the six months ended June 30, 2015 increased $841,000, or 12%, over the same period in 2014.  The higher profitability was primarily driven by the TRS division, which experienced a 39% increase in RT volume.

Other general highlights by business segment for the six months ended June 30, 2015 consisted of the following:

Traditional Banking segment

•                  Net income increased $648,000, or 6%, for the first six months of 2015 compared to the same period in 2014.

•                  Net interest income increased $1.1 million, or 2%, for the first six months of 2015 to $52.8 million. The Traditional Banking segment net interest margin decreased 12 basis points for the six months ended June 30, 2015 to 3.17%.

•                  The Traditional Banking Provision was $669,000 for the first six months of 2015 compared to $309,000 for the same period in 2014.

•                  Total non interest income increased $260,000, or 2%, for the first six months of 2015 compared to the same period in 2014.

•                  Total non interest expense increased $710,000, or 2%, during the first six months of 2015 compared to the first six months of 2014.

•                  Gross Traditional Bank loans increased by $112 million, or 4%, from December 31, 2014 to June 30, 2015.

•                  Traditional Bank deposits grew by $204 million, or 10%, from December 31, 2014 to June 30, 2015.

•                  Total non-performing loans to total loans for the Traditional Banking segment was 0.87% at June 30, 2015, compared to 0.87% at December 31, 2014 and 0.82% at June 30, 2014.

•                  Delinquent loans to total loans for the Traditional Banking segment was 0.40% at June 30, 2015, compared to 0.58% at December 31, 2014 and 0.49% at June 30, 2014.

Warehouse Lending segment

•                  Net income increased $1.7 million, or 139%, for the first six months of 2015 compared to the same period in 2014.

•                  Net interest income increased $3.2 million, or 112%, for the first six months of 2015 compared to the same period in 2014. The Warehouse segment net interest margin decreased 36 basis points from the first six months of 2014 to 3.56% for the same period in 2015.

•                  The Warehouse Provision was $423,000 for the first six months of 2015 compared to $161,000 for the same period in 2014.

•                  Total committed lines increased from $395 million at June 30, 2014 to $527 million at December 31, 2014 to $645 million at June 30, 2015.

•                  Average line usage was 57% during the first six months of 2015 compared to 41% during the same period in 2014.

•                  Outstanding balances for Warehouse lines of credit increased by $169 million, or 53%, for the first six months of 2015 compared to an increase of $95 million, or 63%, during the same period in 2014.

•                  There were no non-performing loans or delinquent loans associated with the Warehouse segment at June 30, 2015, December 31, 2014 or June 30, 2014.

Mortgage Banking segment

•                  Within the Mortgage Banking segment, mortgage banking income increased $1.3 million, or 99%, during the first six months of 2015 compared to the same period in 2014.

•                  Overall, Republic’s proceeds from the sale of secondary market loans totaled $94 million during the first six months of 2015 compared to $31 million during the same period in 2014.  Volume during the first six months of 2015 benefited from favorably low, long-term mortgage rates during the period.

Republic Processing Group segment

•                  Net income increased $841,000, or 12%, for the first six months of 2015 compared to the same period in 2014.

•                  While the Bank permanently discontinued the offering of its RAL product effective April 30, 2012, the Bank still records recoveries on RAL loans charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. Overall, RPG recorded a net credit to the Provision of $3,000 during the first six months of 2015, compared to a net credit of $480,000 for the same period in 2014.

•                  Non interest income was $18.5 million for the first six months of 2015 compared to $17.3 million for the same period in 2014.

•                  Net RT revenue increased $1.0 million, or 6%, during the first six months of 2015 compared to the first six months of 2014. Total RTs processed during the first six months 2015 tax season by the TRS division increased by 39% from the first six months 2014 tax season, driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

•                  Non interest expenses were $7.3 million for the first six months of 2015 compared to $6.9 million for the same period in 2014.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014)

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

Total Company net interest income increased $5.2 million, or 10%, during the first six months of 2015 compared to the same period in 2014. The primary driver of the increase in total Company net interest income was growth in the Company’s average loans over the past twelve months, which increased $507 million, or 19%, over this time period. The benefit from loan growth was partially offset by a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs, along with a decrease in accretion income associated with the Bank’s 2012 FDIC-assisted transactions.  The total Company net interest margin decreased from 3.29% during the first six months of 2014 to 3.23% for the same period in 2015.

For the first six months of 2015 and 2014, the significant majority of net interest income for the total Company was attributable to the Traditional Banking and Warehouse segments. The most significant components affecting the total Company’s net interest income by business segment were as follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.1 million, or 2%, for the first six months ended June 30, 2015 compared to the same period in 2014. The Traditional Banking net interest margin decreased 12 basis points from the same period in 2014 to 3.17%. The increase in the Traditional Bank’s net interest income and decrease in net interest margin during the first six months of 2015 was primarily attributable to the following factors:

•                  Traditional Bank loans, excluding loans acquired through the Company’s 2012 FDIC-assisted transactions, experienced yield compression of 25 basis points from the first six months of 2014 to the same period in 2015.  Average loans outstanding, excluding loans from the 2012 FDIC-assisted transactions, were $2.38 billion with a weighted average yield of 4.32% during the first six months of 2014 compared to $2.70 billion with a weighted average yield of 4.07% during the first six months of 2015. The overall effect of these changes in rate and volume was an increase of $3.9 million in interest income. Growth over the previous twelve months was driven significantly by the Bank’s Correspondent Lending origination channel, which first began acquiring loans in May 2014.

•                  Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower due to payoffs on the portfolio over the previous twelve months together with diminishing benefits from discount accretion.  Overall, the average balance of the portfolio was $36 million with a yield of 13.17% for the first six months 2015 compared to $65 million with a yield of 17.72% for the same period in 2014. The overall effect of these changes in rate and volume was a decrease of $3.4 million in interest income. Interest income on this portfolio was $5.7 million during the first six months of 2014, with 3.5 million, or 61%, of such income attributable to discount accretion compared to interest income of $2.3 million for the same period in 2015, with $1.4 million, or 60%, of such income attributable to discount accretion.   Discount accretion income on this portfolio contributed 9 and 21 basis points, respectively, to the overall Traditional Bank’s net interest margin. Management projects accretion of loan discounts related to the 2012 FDIC-assisted transactions to be approximately $1.0 million for the remainder of 2015. The accretion estimate for the remainder of 2015 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

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

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $3.2 million, or 112%, from the first six months of 2014 compared to the same period in 2015, despite a decline in net interest margin of 36 basis points. The increase in net interest income was primarily attributable to growth in Warehouse commitments together with increased usage of such commitments.

Total Warehouse line commitments increased from $395 million at June 30, 2014 to $645 million at June 30, 2015. Average line usage rates of such commitments increased to 57% during the first six months of 2015 compared to 41% during the first six months of 2014. Usage rates for the first six months of 2015 benefitted from continued low, long-term mortgage rates during the period, while the overall yield declined due to competitive pricing pressures within the industry.

Driven by the increase in outstanding commitments and usage rates, average outstanding Warehouse lines of credit during the first six months of 2015 increased $194 million compared to the same period in 2014.  Average outstanding warehouse lines were $339 million during the first six months of 2015 with a weighted average yield of 3.80%, compared to average outstanding lines of $145 million with a weighted average yield of 4.15% for the same period in 2014.

Republic Processing Group segment

Net interest income within the RPG segment increased $959,000 from the first six months of 2014 compared to the same period in 2015. The increase in net interest income was primarily attributable to year over year growth in higher yielding short-term, consumer credit products.  In addition, net interest income at RPG also increased due to loan fees earned on a new, large short-term commercial loan relationship to one of the Company’s third party program managers in the tax business.  As a result of this commercial relationship, the Company earned loan fee income during the first and second quarters of 2015 and expects to earn a similar amount of loan fee income during the first and second quarters of 2016.

Average RPG loans during the first six months of 2015 increased $3 million compared to the same period in 2014.  Average RPG loans were $10 million during the first six months of 2015 with a weighted average yield of 22.14%, compared to average of $7 million with a weighted average yield of 3.56% for the same period in 2014.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$528,161	$4,149	1.57%	$515,170	$4,328	1.68%
Federal funds sold and other interest-earning deposits	86,933	127	0.29%	217,228	302	0.28%
RPG loans and fees(2)(3)	9,766	1,081	22.14%	7,415	132	3.56%
Outstanding Warehouse lines of credit and fees(2)(3)	339,290	6,447	3.80%	145,174	3,014	4.15%
Other loans and fees(2)(3)	2,755,958	57,679	4.19%	2,445,787	57,126	4.67%

Total interest-earning assets	3,720,108	69,483	3.74%	3,330,774	64,902	3.90%

Allowance for loan and lease losses	(24,648)			(22,687)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	99,619			89,713
Premises and equipment, net	33,684			33,043
Bank owned life insurance	51,770			37,950
Other assets(1)	54,335			46,388
Total assets	$3,934,868			$3,515,181

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$808,185	$255	0.06%	$733,963	$234	0.06%
Money market accounts	483,587	368	0.15%	482,486	386	0.16%
Time deposits	196,748	893	0.91%	174,546	538	0.62%
Brokered money market and brokered certificates of deposit	181,648	649	0.71%	110,142	757	1.37%

Total interest-bearing deposits	1,670,168	2,165	0.26%	1,501,137	1,915	0.26%

Securities sold under agreements to repurchase and other short-term borrowings	363,321	55	0.03%	241,205	44	0.04%
Federal Home Loan Bank advances	607,554	5,925	1.95%	578,544	6,831	2.36%
Subordinated note	41,240	1,258	6.10%	41,240	1,258	6.10%

Total interest-bearing liabilities	2,682,283	9,403	0.70%	2,362,126	10,048	0.85%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	660,150			583,258
Other liabilities	20,835			15,287
Stockholders’ equity	571,600			554,510
Total liabilities and stock-holders’ equity	$3,934,868			$3,515,181

Net interest income		$60,080			$54,854

Net interest spread			3.04%			3.05%

Net interest margin			3.23%			3.29%

(4)         For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(5)         The total amount of loan fee income included in total interest income was $4.7 million and $5.4 million for the six months ended June 30, 2015 and 2014.

(6)         Average balances for loans include the principal balance of non-accrual loans, loans held for sale, loan premiums, discounts and unamortized loan origination fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Six Months Ended June 30, 2015 and 2014

		Six Months Ended June 30, 2015
		Compared to
		Six Months Ended June 30, 2014
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(179)	$107	$(286)
Federal funds sold and other interest-earning deposits	(175)	(190)	15
RPG loans and fees	949	54	895
Outstanding Warehouse lines of credit and fees	3,433	3,709	(276)
Other loans and fees	553	6,831	(6,278)

Net change in interest income	4,581	10,511	(5,930)

Interest expense:

Transaction accounts	21	24	(3)
Money market accounts	(18)	1	(19)
Time deposits	355	75	280
Brokered money market and brokered certificates of deposit	(108)	356	(464)
Securities sold under agreements to repurchase and other short-term borrowings	11	20	(9)
Federal Home Loan Bank advances	(906)	329	(1,235)
Subordinated note	—	—	—

Net change in interest expense	(645)	805	(1,450)

Net change in net interest income	$5,226	$9,706	$(4,480)

Provision for Loan and Lease Losses

The Company recorded a Provision of $1.1 million for the first six months of 2015, compared to a net credit to the Provision of $10,000 for the same period in 2014.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2015 was $669,000 compared to $309,000 recorded during the first six months of 2014. An analysis of the Provision for the first six months of 2015 compared to the same period in 2014 follows:

•                  Related to the Bank’s pass rated and non-rated credits, the Bank recorded a net charge of $42,000 to the Provision during the first six months of 2015.  This net charge resulted primarily from improvement in certain qualitative factors within the Allowance calculation, which almost entirely offset $865,000 in gross charges within the calculation that was driven by loan growth during the period.  The improvement in the Bank’s qualitative factors was directly attributable to continued improvement within the Bank’s overall credit quality, with an overall improvement in delinquent loans to total loans being the primary driver.  By comparison, the Bank posted a net charge of $371,000 to the Provision during the first six months of 2014 related to Pass and non-rated loans.  This 2014 net charge consisted of $510,000 in gross charges driven by loan growth offset partially by a $139,000 net credit related to various other qualitative factors.

•                  Related to the Bank’s loans rated “Substandard” or “Special Mention”, the Bank recorded a net charge of $659,000 to the Provision during the first six months of 2015.  The additional provision recorded was the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of the recent payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.  By comparison, the Bank recorded a net charge to the Provision of $218,000 during the first six months of 2014 primarily associated with paydowns in existing retail TDRs.

•                  The Bank recorded net credits of $32,000 and $280,000 to the Provision during the first six months of 2015 and 2014 for PCI loans.  Such credits generally reflect projected improvements in cash flows above initial acquisition day estimates for these loans.

As a percentage of total loans, the Traditional Banking Allowance was 0.84% at June 30, 2015 compared to 0.87% at December 31, 2014 and 0.89% at June 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for loans and leases at June 30, 2015.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $423,000 for the first six months of 2015, a $262,000 increase from $161,000 recorded during the same period in 2014. The increased Provision was partially due to $75 million more in growth during the first six months of 2015 compared to same period in 2014, and partially due to a 10 basis point reduction in the qualitative factor applied to the portfolio during 2014. The qualitative factor was lowered during 2014 because the portfolio had attained three years of vintage with no losses incurred.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2015, December 31, 2014 and June 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2015.

Republic Processing Group segment

As previously reported, the Company through the TRS division of RPG ceased offering the RAL product effective April 30, 2012.  During the first six months of 2015 and 2014, the Bank recorded recoveries of $237,000 and $526,000 to the RPG Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded a charge of $234,000 and $46,000 to the Provision during the first six months of 2015 due to growth in short-term consumer loans originated by the RCS division.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan and Lease Loss Experience for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
(dollars in thousands)	2015	2014

Allowance at beginning of period	$24,410	$23,026
Charge offs:
Residential real estate
Owner occupied	(314)	(419)
Owner occupied - correspondent	—	—
Non owner occupied	(29)	(22)
Commercial real estate	(154)	(374)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	(18)
Commercial & industrial	(56)	(20)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(72)	(283)
Consumer:
Refund Anticipation Loans	—	—
Other RPG loans	(26)	—
Credit cards	(71)	(42)
Overdrafts	(249)	(293)
Purchased whole loans	(72)	—
Other consumer	(160)	(156)
Total charge offs	(1,203)	(1,627)
Recoveries:
Residential real estate
Owner occupied	124	80
Owner occupied - correspondent	—	—
Non owner occupied	6	9
Commercial real estate	90	145
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	85
Commercial & industrial	38	70
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	59	55
Consumer:
Refund Anticipation Loans	237	526
Other RPG loans	—	—
Credit cards	41	17
Overdrafts	175	214
Purchased whole loans	—	—
Other consumer	182	182
Total recoveries	952	1,383
Net loan charge offs	(251)	(244)
Provision - Core Banking	1,092	470
Provision - RPG	(3)	(480)
Total Provision	1,089	(10)
Allowance at end of period	$25,248	$22,772

Credit Quality Ratios:

Allowance to total loans	0.76%	0.84%
Allowance for to non-performing loans	103%	112%
Annualized net loan charge offs (recoveries) to average loans	0.02%	0.01%

NA - not applicable

Non Interest Income

Non interest income increased $2.7 million, or 9%, for the first six months of 2015 compared to the same period in 2014. The most significant components comprising the total Company’s change in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $260,000, or 2%, for the first six months of 2015 compared to the same period in 2014.  The most significant categories affecting the change in non interest income for the first six months were as follows:

Service charges on deposit accounts decreased from $6.9 million for the first six months of 2014 to $6.3 million for the first six months of 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the first six months ended June 30, 2015 and 2014 were $3.5 million and $3.7 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2015 and 2014 were $782,000 and $770,000.  The negative overall trend for deposit fees has occurred for several periods and is the direct result of a continued reduction in consumer overdraft activity combined with a low growth rate in the number of active checking accounts at the Bank.  At this time, management does not anticipate that this trend will reverse anytime in the near future.

Interchange income increased from $3.0 million during the first six months of 2014 to $3.5 million during the same period in 2015, driven primarily by a 36% increase in credit card purchase activity resulting from an increased sales effort for business-related credit card products.

Net losses on OREO fluctuated from a net loss of $551,000 during the first six months of 2014 to a net loss of $274,000 for the same period in 2015. The net losses during the first six months of 2015 and 2014 were primarily driven by mark-to-market writedowns of OREO properties.

The Bank recorded increases of $702,000 and $570,000 to the cash surrender value of its Bank Owned Life Insurance (“BOLI”) during the first six months of 2015 and 2014. The increase of $132,000 from the first six months of 2014 to the same period in 2015 was driven by additional BOLI investments of $5 million and $20 million on March 31, 2014 and April 1, 2014, respectively. BOLI offers tax-advantaged non interest income to assist the Bank in covering employee-related expenses.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.3 million, or 99%, during the first six months of 2015 compared to the same period in 2014.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $94 million during the first six months of 2015 compared to $31 million during the same period in 2014.  Volume during the first six months of 2015 benefited from continued low, long-term interest rates.

Republic Processing Group segment

The TRS division of RPG accounts for the majority of RPG’s annualized revenues. TRS derives substantially all of its revenues during the first six months of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the next tax season.

RPG’s first six months 2015 non interest income increased $1.1 million, or 6%, to $18.5 million for the first six months of 2015 compared to $17.3 million for the same period in 2014. The higher profitability was primarily driven by higher RT product volume, as RT volume increased 39% over the first six months of 2014.  This higher RT volume was driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

The higher RT volume helped to offset the impact of a lower profit margin the Company earned on its RT product during the first six months due to less favorable pricing the Company is receiving on some of its newer contracts.  Driving the overall decline in profit margin for Republic’s RT product from its new contracts was stiff competition in the marketplace.  In addition, as discussed in previous SEC filings, also driving a decline in RT profit margin was a shift in program management responsibilities, along with the corresponding revenue of those responsibilities, away from Republic over to some of its third party partners in the business.

Management is not currently aware of any drivers in the near-term that would reverse the trend of the declining RT profit margin.  As a result, management believes the Company’s ability to increase net income in the future within the TRS division of RPG will be highly dependent upon its ability to grow volume in order to offset the negative trend of a declining profit margin on the RT product.

Non Interest Expenses

Total Company non interest expenses increased $1.8 million, or 3%, during the first six months of 2015 compared to the same period in 2014. The most significant components comprising the change in non interest expense by business segment were as follows:

Traditional Banking segment

For the first six months of 2015 compared to the same period in 2014, Traditional Banking non interest expenses increased $710,000, or 2%.

Salaries and benefits increased $175,000, or 1%, for the first six months of 2015 compared to the same period in 2014.  The higher salaries and benefits was the result of year-end raises and an increase in the Traditional Bank’s FTEs increased from 664 at June 30, 2014 to 685 at June 30, 2015.  The increased staffing was primarily concentrated in the centralized lending operations area in order to meet current loan demand and for additional capacity to meet long-term loan demand expectations.

Occupancy expense decreased $618,000, or 6%, during the first six months of 2015, due primarily to the Company’s closure of five banking centers over the past two years and a reduction in overhead costs associated with the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Data processing expenses increased $307,000, or 21%, during the first six months of 2015, primarily due to additional technology employed by the Traditional Bank during 2015 concentrated in the loan and deposit operational areas.

Legal fees increased $317,000, or 24%, during the first six months of 2015, primarily due to the Company’s continued efforts in the mergers and acquisitions marketplace.

Marketing and development expenses increased $175,000, or 13%, during the first six months of 2015, partially due to the Company’s branding campaign launched during the second quarter of 2014 compared to a full six months of expenses during 2015 and partially due to increased promotions of the Bank’s deposit and HELOC products during the first six months of 2015.

Warehouse Lending segment

For the first six months of 2015 compared to the same period in 2014, Warehouse non interest expenses increased $355,000, or 43%. The increase was primarily related to a $192,000 increase in salaries and employee benefits expense, driven primarily by additional staffing over the previous twelve months.  Additionally, data processing expenses increased $72,000, commensurate with increased loan transaction volume.

Republic Processing Group segment

For the first six months of 2015 compared to the same period in 2014, RPG non interest expenses increased $355,000, or 5%.

Salaries and employee benefits increased $306,000, or 11%, primarily due to increased contract labor costs, driven by a 39% increase in RT’s processed during 2015 compared to the same period in 2014.

Occupancy expenses decreased $467,000, or 45%, for the first six months of 2015 compared to the first six months of 2014, partially due to acceleration of depreciable lives on defunct assets during the first six months of 2014 and partially due to the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Legal fees increased $418,000, primarily related to increased usage of outside legal counsel for contract review and program design of new RPG prepaid card and small dollar credit programs slated to commence later in 2015.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $93 million in cash and cash equivalents at June 30, 2015 compared to $73 million at December 31, 2014.

For cash held at the FRB, the Bank earns a yield of 0.25% on amounts in excess of required reserves. For all other cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled $1 million at both June 30, 2015 and December 31, 2014.

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

Loan Portfolio

The composition of the loan portfolio follows:

Table 4 — Loan Portfolio Composition as of June 30, 2015 and December 31, 2014

(in thousands)	June 30, 2015	December 31, 2014

Residential real estate:
Owner occupied	$1,100,133	$1,118,341
Owner occupied - correspondent*	243,140	226,628
Non owner occupied	101,765	96,492
Commercial real estate	799,158	772,309
Commercial real estate - purchased whole loans*	35,277	34,898
Construction & land development	47,038	38,480
Commercial & industrial	202,456	157,339
Lease financing receivables	7,242	2,530
Warehouse lines of credit	488,905	319,431
Home equity	267,570	245,679
Consumer:
RPG loans	6,467	4,095
Credit cards	10,942	9,573
Overdrafts	1,404	1,180
Purchased whole loans*	3,607	4,626
Other consumer	8,873	8,894
Total loans**	3,323,977	3,040,495
Allowance for loan and lease losses	(25,248)	(24,410)

Total loans, net	$3,298,729	$3,016,085

* - Identifies loans to borrowers located primarily outside of the Bank’s historical market footprint.

** - Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $283 million, or 9%, during 2015 to $3.3 billion at June 30, 2015.

Following are the more significant factors contributing to the increase in the Bank’s loan portfolio:

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

As of June 30, 2015, the Bank had $489 million outstanding on total committed Warehouse credit lines of $645 million.  As of December 31, 2014, the Bank had $319 million outstanding on total committed Warehouse credit lines of $527 million.  The $169 million increase in outstanding balances was due primarily to the increase in overall usage of the Bank’s Warehouse lines during the 2015. The average Warehouse line commitment was approximately $32 million and $26 million at June 30, 2015 and December 31, 2014.  The average Warehouse line usage increased to 57% during the first six months of 2015 compared to 41% for the same period in 2014.  The increased usage during 2015 was primarily driven by an increase in home loan purchase activity across the Nation as long-term mortgage rates reached multi-year lows during the first six months of 2015.

The Bank’s Warehouse Lending business is significantly influenced by the overall residential mortgage market and the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients.  For the first six months of 2015, the Bank’s Warehouse volume consisted of 49% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 51% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. For the first six months of 2014, Warehouse volume consisted of 68% purchase and 32% refinance transactions. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates, while refinance volume is primarily driven by long-term residential mortgage interest rates.

The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends.  Since its entrance into this business segment during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Due to the volatility and seasonality of the mortgage market, it is difficult to project growth levels of outstanding Warehouse lines of credit.

Commercial Lending

The Bank’s commercial portfolio consists of its CRE, C&I and Lease Financing Receivables (“LFR”) loan classes. All together, the Bank’s commercial portfolio increased $77 million, or 8%, during the first six months of 2015, driven by the Bank’s hiring of additional key officers over the past 18 months to accomplish its strategic mission of growing this portfolio in a prudent, disciplined manner and increasing the C&I pro-rata share of the portfolio.  At June 30, 2015 the CRE, C&I and LFR classes accounted for 80%, 19% and 1%, respectively, of the commercial lending portfolio, compared to 83%, 16% and less than 1%, respectively, at December 31, 2014.

Retail Mortgage Lending

The Bank’s retail mortgage lending consists of single family, residential real estate loan classes as well as HELOCs.  Retail mortgage loans increased $25 million, or 2%, during the first six month of 2015. Generally, growth in the retail mortgage portfolio was concentrated in HELOCs and Correspondent loans, which grew $22 million and $17 million, respectively. Growth in HELOCs was primarily driven by promotions during the first six months of 2015, particularly during the second quarter. This growth was partially offset by an $18 million decline in owner occupied organically originated loans, as a decrease in mortgage rates during the first six months of 2015 incentivized a higher volume of clients to refinance into the secondary market.

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

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related credits exhibiting an increased risk of loss are typically obtained within one year of the previous valuation. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

The general component of the Allowance covers loans collectively evaluated for impairment and is based on historical loss experience, with potential adjustments for current relevant qualitative factors. The historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless the loans are classified as TDRs or on non-accrual.

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

•                  Rolling twenty quarter average

•                  Rolling twenty-four quarter average

•                  Rolling twenty-eight quarter average

•                  Current year to date historical loss factor average

•                  Peer group loss factors

For the Bank’s current Allowance methodology, in order to take account of periods of economic growth and economic downturn, management currently uses the highest of the rolling four, eight, twelve, sixteen, twenty, twenty-four, or twenty-eight quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

Loan classes are also evaluated utilizing subjective qualitative factors in addition to the historical loss calculations to determine a loss allocation for each of those classes.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

The Bank’s Allowance increased $838,000, or 3%, during the first six months of 2015 to $25 million at June 30, 2015. As a percent of total loans, the Allowance decreased to 0.76% at June 30, 2015 compared to 0.80% at December 31, 2014.

Notable fluctuations in the Allowance were as follows:

•                  The Bank increased its Allowance for loans collectively evaluated for impairment by a net $645,000 during the first six months of 2015 primarily due to $294 million of growth in this portfolio.

•                  The Bank decreased its PCI rated loan Allowance by a net $32,000 during 2014 consistent with the $4 million decrease in this portfolio from December 31, 2014 to June 30, 2015.

•                  The Bank increased its Allowance for non-PCI loans individually evaluated for impairment by a net $225,000 during the first six months of 2015, due primarily to an increase in the estimated life assumptions for its retail TDRs.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $11 million during the first six months of 2015 primarily due to payoffs and paydowns of loans rated Substandard and PCI.

The composition of loans classified within the Allowance follows:

Table 5 — Classified and Special Mention Loans as of June 30, 2015 and December 31, 2014

(in thousands)	June 30, 2015	December 31, 2014

Loss	$—	$—
Doubtful	—	—
Substandard	33,911	39,999
Purchased Credit Impaired - Substandard	—	—
Total Classified Loans	33,911	39,999

Special Mention	35,659	36,268
Purchased Credit Impaired - Group 1	13,681	17,490
Total Special Mention Loans	49,340	53,758

Total Classified and Special Mention Loans	$83,251	$93,757

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes impaired loans totaling approximately $25 million at June 30, 2015, with approximately $16 million of these loans also reported as TDRs. The non-performing loan category includes impaired loans totaling approximately $24 million at December 31, 2014, with approximately $14 million of these loans also reported as TDRs.

Non-performing loans to total loans decreased to 0.74% at June 30, 2015 from 0.78% at December 31, 2014, as the total balance of non-performing loans increased by $965,000, or 4%, while total loans increased $283 million, or 9% during the first six months of 2015.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 6 — Non-performing Loans and Non-performing Assets Summary as of June 30, 2015 and December 31, 2014

(dollars in thousands)	June 30, 2015	December 31, 2014

Loans on non-accrual status(1)	$24,624	$23,337
Loans past due 90-days-or-more and still on accrual(2)	—	322
Total non-performing loans	24,624	23,659
Other real estate owned	2,920	11,243
Total non-performing assets	$27,544	$34,902

Credit Quality Ratios:
Non-performing loans to total loans	0.74%	0.78%
Non-performing assets to total loans (including OREO)	0.83%	1.14%
Non-performing assets to total assets	0.68%	0.93%

(1)         Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)         All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $14 million, or 58%, of the Bank’s total non-performing loans at June 30, 2015 was concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s non-performing residential real estate concentration was $14 million, or 57%, as of December 31, 2014.

Approximately $8 million, or 32%, of the Bank’s total non-performing loans was concentrated in the CRE and construction and land development portfolios as of June 30, 2015, approximately equivalent to the $8 million, or 35%, at December 31, 2014. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of the Bank’s non-performing loans follows:

Table 7 — Non-performing Loan Composition as of June 30, 2015 and December 31, 2014

(in thousands)	June 30, 2015	December 31, 2014

Residential real estate
Owner occupied	$12,972	$11,225
Owner occupied - correspondent	—	—
Non owner occupied	1,344	2,352
Commercial real estate	5,878	6,151
Commercial real estate - purchased whole loans	—	—
Construction & land development	2,080	1,990
Commercial & industrial	201	169
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	2,065	1,678
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	84	94

Total non-performing loans	$24,624	$23,659

Table 8 — Non-performing Loans to Total Loans by Loan Type as of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014

Residential real estate
Owner occupied	1.18%	1.00%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	1.32%	2.44%
Commercial real estate	0.74%	0.80%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	4.42%	5.17%
Commercial & industrial	0.10%	0.11%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.77%	0.68%
Consumer:
RPG loans	0.00%	0.00%
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Purchased whole loans	0.00%	0.00%
Other consumer	0.95%	1.06%

Total non-performing loans	0.74%	0.78%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specific balance range follows:

Table 9 — Stratification of Non-performing Loans as of June 30, 2015 and December 31, 2014

	Number of Non-performing Loans and Recorded Investment
June 30, 2015 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	127	$6,332	33	$6,020	1	$620	161	$12,972
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	6	186	2	275	1	883	9	1,344
Commercial real estate	4	167	6	1,225	4	4,486	14	5,878
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	1	95	1	485	1	1,500	3	2,080
Commercial & industrial	—	—	1	201	—	—	1	201
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	23	487	7	1,578	—	—	30	2,065
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	19	84	—	—	—	—	19	84

Total	180	$7,351	50	$9,784	7	$7,489	237	$24,624

	Number of Non-performing Loans and Recorded Investment
December 31, 2014 (dollars in thousands)	No.	Balance <= $100	No.	Balance > $100 <= $500	No.	Balance > $500	No.	Total Balance

Residential real estate:
Owner occupied	117	$5,799	32	$5,426	—	$—	149	$11,225
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	10	405	3	393	2	1,554	15	2,352
Commercial real estate	3	124	8	1,903	4	4,124	15	6,151
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	1	169	—	—	1	169
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	27	572	5	1,106	—	—	32	1,678
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	20	94	—	—	—	—	20	94

Total	177	$6,994	50	$9,487	7	$7,178	234	$23,659

Approximately $6 million in non-performing loans at December 31, 2014, were removed from the non-performing loan classification during the first six months of 2015. Approximately $158,000, or 3%, of these loans were removed from the non-performing category because they were charged-off. Approximately $2 million, or 28%, in loan balances were transferred to OREO with $3 million, or 47%, refinanced at other financial institutions. The remaining $1 million, or 22%, was returned to accrual status for performance reasons, such as six consecutive months of performance.

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of June 30, 2015, are adequate to absorb probable losses on all non-performing loans.

The following tables detail the activity of the Bank’s non-performing loans:

Table 10 — Rollforward of Non-performing Loan Activity for the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Non-performing loans, beginning of period	$24,995	$24,039	$23,659	$21,078
Loans added to non-performing status	4,874	2,452	7,212	9,739
Loans removed from non-performing status (see table below)	(4,842)	(5,638)	(5,626)	(9,775)
Principal paydowns	(403)	(513)	(621)	(702)

Non-performing loans, end of period	$24,624	$20,340	$24,624	$20,340

Table 11 — Detail of Loans Removed from Non-Performing Status for the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Loans charged-off	$(138)	$(113)	$(158)	$(80)
Loans transferred to OREO	(1,338)	(1,379)	(1,586)	(3,599)
Loans refinanced at other institutions	(2,272)	(1,891)	(2,620)	(3,552)
Loans returned to accrual status	(1,094)	(2,255)	(1,262)	(2,544)

Total non-performing loans removed from non-performing status	$(4,842)	$(5,638)	$(5,626)	$(9,775)

Delinquent Loans

Delinquent loans to total loans decreased to 0.34% at June 30, 2015, from 0.52% at December 31, 2014, as the total balance of delinquent loans decreased by $4 million. With the exception of PCI loans, all traditional bank loans past due 90-days-or-more as of June 30, 2015 and December 31, 2014 were on non-accrual status.

The composition of the Bank’s delinquent loans follows:

Table 12 — Delinquent Loan Composition (1) as of June 30, 2015 and December 31, 2014

(in thousands)	June 30, 2015	December 31, 2014

Residential real estate
Owner occupied	$7,527	$8,008
Owner occupied - correspondent	—	—
Non owner occupied	—	776
Commercial real estate	283	2,972
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,500	1,990
Commercial & industrial	—	211
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	1,554	1,362
Consumer:
RPG loans	144	141
Credit cards	66	134
Overdrafts	154	178
Purchased whole loans	30	12
Other consumer	97	67

Total past due loans	$11,355	$15,851

(1) - Represents total loans 30-days-or-more past due.

Table 13 — Delinquent Loans to Total Loans by Loan Type (1) as of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014

Residential real estate
Owner occupied	0.68%	0.72%
Owner occupied - correspondent	0.00%	0.00%
Non owner occupied	0.00%	0.80%
Commercial real estate	0.04%	0.38%
Commercial real estate - purchased whole loans	0.00%	0.00%
Construction & land development	3.19%	5.17%
Commercial & industrial	0.00%	0.13%
Lease financing receivables	0.00%	0.00%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.58%	0.55%
Consumer:
RPG loans	2.23%	3.44%
Credit cards	0.60%	1.40%
Overdrafts	10.97%	15.08%
Purchased whole loans	0.83%	0.26%
Other consumer	1.09%	0.75%

Total past due loans to total loans	0.34%	0.52%

(1) - Represents total loans 30-days-or-more past due divided by total loans.

As detailed in the preceding tables, past due loans within the residential real estate and home equity categories decreased $1 million, or 10%, from December 31, 2014 to June 30, 2015, while CRE and C&I delinquencies decreased $3 million, or 91%, for the same period.

Approximately $9 million in delinquent loans at December 31, 2014, were removed from delinquent status as of June 30, 2015.  Approximately $175,000, or 2%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $2 million, or 18%, in loan balances were transferred to OREO with $3 million, or 33%, refinanced at other financial institutions.  The remaining $4 million, or 47%, in delinquent loans were paid current in 2015.

Table 14 — Rollforward of Delinquent Loan Activity for the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Delinquent loans, beginning of period	$15,511	$14,443	$15,851	$16,223
Loans that became delinquent during the period	3,324	4,438	4,841	7,823
Delinquent loans removed from delinquent status (see table below)	(7,195)	(6,593)	(9,086)	(11,665)
Principal paydowns of loans delinquent in both periods	(285)	(226)	(251)	(319)

Delinquent loans, end of period	$11,355	$12,062	$11,355	$12,062

Table 15 — Detail of Delinquent Loans Removed From Delinquent Status for the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Loans charged-off	$(202)	$(180)	$(175)	$(93)
Loans transferred to OREO	(1,583)	(1,379)	(1,643)	(3,924)
Loans refinanced at other institutions	(2,789)	(1,932)	(3,025)	(2,827)
Loans paid current	(2,621)	(3,102)	(4,243)	(4,821)

Total delinquent loans removed from delinquent status	$(7,195)	$(6,593)	$(9,086)	$(11,665)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $76 million at June 30, 2015 compared to $86 million at December 31, 2014, with $4 million, or 44%, of the decrease consisting of TDRs and $3 million, or 33%, consisting of liquidated PCI loans.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of June 30, 2015, the Bank had $61 million in TDRs, of which $16 million were also on non-accrual status. As of December 31, 2014, the Bank had $65 million in TDRs, of which $14 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 16 — Impaired Loan Composition as of June 30, 2015 and December 31, 2014

(in thousands)	June 30, 2015	December 31, 2014

Troubled debt restructurings	$61,002	$65,266
Impaired loans (which are not TDRs)	15,417	20,914

Total impaired loans	$76,419	$86,180

See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 17 — Stratification of Other Real Estate Owned as of June 30, 2015 and December 31, 2014

	Number of OREO Properties and Carrying Value Range
June 30, 2015 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	6	$270	1	$135	—	$—	7	$405
Commercial real estate	—	—	1	179	2	1,586	3	1,765
Construction & land development	—	—	3	750	—	—	3	750

Total	6	$270	5	$1,064	2	$1,586	13	$2,920

	Number of OREO Properties and Carrying Value Range
December 31, 2014 (dollars in thousands)	No.	Carrying Value <= $100	No.	Carrying Value > $100 <= $500	No.	Carrying Value > $500	No.	Total Carrying Value

Residential real estate	17	$834	5	$809	2	$1,566	24	$3,209
Commercial real estate	4	321	3	884	2	2,119	9	3,324
Construction & land development	2	66	8	1,947	3	2,697	13	4,710

Total	23	$1,221	16	$3,640	7	$6,382	46	$11,243

The table below presents a rollforward of the Bank’s OREO for the periods presented:

Table 18 — Rollforward of Other Real Estate Owned Activity for the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

OREO, beginning of period	$6,736	$16,914	$11,243	$17,102
Transfer from loans to OREO	1,590	1,422	1,922	4,492
Proceeds from sale*	(5,251)	(6,654)	(9,971)	(9,430)
Net gain recognized on sale	65	264	430	666
Writedowns	(220)	(333)	(704)	(1,217)

OREO, end of period	$2,920	$11,613	$2,920	$11,613

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

Approximately 58%, or $1 million, of the CRE OREO balance at June 30, 2015 related to one property added during the second quarter of 2015 located in the Bank’s Florida market.

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non interest income to help the Bank offset employee benefits expenses.  The Company carried $52 million and $51 million of BOLI on its consolidated balance sheet at June 30, 2015 and December 31, 2014.

Deposits

Table 19 — Deposit Composition as of June 30, 2015 and December 31, 2014

Ending deposit balances at June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	June 30, 2015	December 31, 2014

Demand	$720,517	$691,787
Money market accounts	489,440	471,339
Brokered money market accounts	120,379	35,649
Savings	104,532	91,625
Individual retirement accounts*	35,113	28,771
Time deposits, $250,000 and over*	42,493	56,556
Other certificates of deposit*	120,904	104,010
Brokered certificates of deposit*(1)	47,660	75,876

Total interest-bearing deposits	1,681,038	1,555,613
Total non interest-bearing deposits	598,572	502,569

Total deposits	$2,279,610	$2,058,182

(*) — Represents a time deposit.

(1) — Includes brokered deposits less than, equal to and greater than $250,000.

Total Company deposits increased $221 million, or 11%, from December 31, 2014 to $2.3 billion at June 30, 2015. Total Company interest-bearing deposits increased $96 million, or 19%, while total Company non-interest bearing deposits increased $125 million, or 8%.

Approximately $24 million of the increase in non-interest bearing deposits was related to short-term float associated with client tax refund proceeds from the TRS division of RPG.  Substantially all of this float is expected to exit the Bank in the third quarter of 2015.  The remaining $75 million increase in non-interest bearing deposits reflects general increases among a multitude of clients, primarily commercial accounts.

Within the interest-bearing category, demand account balances increased $29 million while brokered deposits increased $85 million.  The increase in brokered deposits was primarily related to an internal Bank transfer by one client who moved funds from a Security Sold Under Agreement to Repurchase (“SSUAR”) into a reciprocal brokered money market deposit account during the first quarter of 2015.  Under the terms of a reciprocal brokered money market account, Republic places large deposits from its clients into a network of banks and in return receives a like amount of funds from the network of banks, which Republic classifies on its balance sheet as a brokered money market deposit.  While the funds from Republic’s original client are not technically held by Republic, any withdrawal of funds by that client would result in a reduction of deposit balances to Republic due to the reciprocal nature of those funds in the network.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs decreased approximately $126 million, or 35%, during the first six months of 2015.  The decrease was primarily related to an internal funds transfer by one client from an SSUAR to a brokered money market deposit account.  See further discussion of this internal transfer in the above section titled “Deposits” in this section of the filing.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $209 million, or 30%, from December 31, 2014 to $917 million at June 30, 2015. The Bank held $387 million in overnight advances with a rate of 0.15% as of June 30, 2015, a $189 million increase from the $198 million in overnight advances at a rate of 0.14% held at December 31, 2014.  Additionally, the Bank obtained $30 million in new long-term fixed rate advances with a weighted average rate of 1.76% during the first quarter of 2015, replacing $10 million at a rate of 2.48%, which matured during the period.

The Company’s usage of overnight FHLB advances increased during the first six months of 2015 primarily due to significant growth in outstanding warehouse lines credit.  Management anticipates its usage of FHLB overnight advances will continue to strongly correlate with fluctuations in outstanding warehouse lines.

Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. If a meaningful amount of the Bank’s loan originations in the future have repricing terms longer than five years, management will likely elect to borrow additional funds to mitigate its risk of future increases in market interest rates.  Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Interest Rate Swaps

Interest Rate Swaps Used as Cash Flow Hedges

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

Non-hedge Interest Rate Swaps

During the second quarter of 2015, the Bank began entering into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Bank enters into offsetting positions in order to minimize the Bank’s interest rate risk.  These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

See Footnote 8 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 157% at June 30, 2015 and 156% at December 31, 2014. At June 30, 2015 and December 31, 2014, the Bank had cash and cash equivalents on-hand of $92 million and $72 million. In addition, the Bank had available collateral to borrow an additional $254 million and $452 million from the FHLB at June 30, 2015 and December 31, 2014. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $166 million available through various other financial institutions as of June 30, 2015 and December 31, 2014.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2015 and December 31, 2014, these pledged investment securities had a fair value of $329 million and $410 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2015, the Bank had approximately $494 million in deposits from 70 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $339 million of the total balance at June 30, 2015. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $559 million at December 31, 2014 to $573 million at June 30, 2015. The increase in stockholders’ equity was primarily attributable to net income earned during 2015 reduced by cash dividends declared.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

New Capital Rules — Effective January 1, 2015 the Company and the Bank became subject to the new capital regulations in accordance with Basel III. The new regulations established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5% Common Equity Tier 1 Risk Based Capital ratio, an 8.0% Tier 1 Risk Based Capital ratio, a 10.0% Total Risk Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, a 2.5% capital conservation buffer will be effective under Basel III when effective and fully implemented in 2019.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2015, RB&T could, without prior approval, declare dividends of approximately $38 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Common Equity Tier I Risk Based, Tier I Risk Based and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.53% at June 30, 2015 compared to 15.66% at December 31, 2014. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

At this time, the Company is still considering its three options related to the final disposition of the TPS.  Those three options include, redeeming the TPS at par in October 2015, entering into an interest rate swap in order to extend the fixed rate term of the TPS, or allowing the TPS to convert to a variable rate debt instrument that floats at a spread to the 3-month LIBOR index.  The ultimate strategy the Company deploys will be dependent upon the then current interest rate environment, the Company’s overall availability of cash, and the Company’s long term growth projections at that time.

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2015 and December 31, 2014:

Table 21 — Capital Ratios as of June 30, 2015 and December 31, 2014

	As of June 30, 2015		As of December 31, 2014
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$623,642	21.00%	$608,658	22.17%
Republic Bank & Trust Co.	487,348	16.42	472,357	17.21

Common equity tier 1 capital to risk weighted assets
Republic Bancorp, Inc.	$558,394	18.80%	NA	NA
Republic Bank & Trust Co.	$462,100	15.57	NA	NA

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$598,394	20.15%	$584,248	21.28%
Republic Bank & Trust Co.	462,100	15.57	447,947	16.32

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$598,394	15.28%	$584,248	15.92%
Republic Bank & Trust Co.	462,100	11.81	447,947	12.21

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model.  A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized a dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one year time period.  This dynamic model projects a “Base” case net interest income over the next twelve months and the effect to net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, the actual timing and magnitude of changes in loan and deposit balances, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of June 30, 2015, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of June 30, 2015 was not considered meaningful and is not presented by the Bank because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2015 and ending June 30, 2016 based on instantaneous movements in interest rates from Up 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees and the impact of the RPG business segment.

Table 22 — Bank Interest Rate Sensitivity as of June 30, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	3.19%	2.64%	1.66%	-0.66%
Board policy limit on % change from base	-5.00%	-10.00%	-15.00%	-20.00%

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

The following table illustrates the Bank’s EVE sensitivity as of June 30, 2015:

Table 23 — Bank Economic Value of Equity (“EVE”) Sensitivity as of June 30, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base EVE	-3.51%	-9.88%	-17.06%	-25.24%
Board policy limit on % change from base	-10.00%	-20.00%	-35.00%	-45.00%

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2015 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	—	—	—
June 1 - June 30	13,190	24.80	—
Total	13,190	$24.80	—	302,450

The Company repurchased 13,190 shares during the second quarter of 2015, and there were no shares exchanged for stock option exercises during this period. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2015, the Company had 302,450 shares which could be repurchased under its current share repurchase programs.

During the second quarter of 2015, there were 242 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.                       Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	2015 Stock Incentive Plan - Option Award Agreement

10.2	2015 Stock Incentive Plan - Restricted Stock Award Agreement

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2015, (iv) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014 and (v) Notes to Consolidated Financial Statements

* -          This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 7, 2015	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

August 7, 2015	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer