Form 10-Q
period 2015-09-30
REPUBLIC BANCORP INC /KY/
filed 2015-11-06
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 30, 2015, was 18,608,260 and 2,245,250.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	September 30,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$90,731	$72,878
Securities available for sale	461,558	435,911
Securities held to maturity (fair value of $41,601 in 2015 and $45,807 in 2014)	41,041	45,437
Mortgage loans held for sale, at fair value	8,526	6,388
Other loans held for sale, at the lower of cost or fair value	3,800	—
Loans	3,297,874	3,040,495
Allowance for loan and lease losses	(26,959)	(24,410)
Loans, net	3,270,915	3,016,085
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	29,877	32,987
Premises, held for sale	1,218	1,317
Goodwill	10,168	10,168
Other real estate owned	2,832	11,243
Bank owned life insurance	52,465	51,415
Other assets and accrued interest receivable	34,638	34,976

TOTAL ASSETS	$4,035,977	$3,747,013

LIABILITIES

Deposits:
Non interest-bearing	$637,875	$502,569
Interest-bearing	1,729,955	1,555,613
Total deposits	2,367,830	2,058,182

Securities sold under agreements to repurchase and other short-term borrowings	309,624	356,108
Federal Home Loan Bank advances	711,500	707,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	31,071	25,252

Total liabilities	3,461,265	3,188,282

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Common Stock, no par value	4,904	4,904
Additional paid in capital	135,527	134,889
Retained earnings	429,917	414,623
Accumulated other comprehensive income	4,364	4,315

Total stockholders’ equity	574,712	558,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,035,977	$3,747,013

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME:

Loans, including fees	$34,040	$30,916	$99,247	$91,188
Taxable investment securities	1,733	1,896	5,285	5,663
Federal Home Loan Bank stock and other	334	332	1,058	1,195
Total interest income	36,107	33,144	105,590	98,046

INTEREST EXPENSE:

Deposits	1,068	930	3,233	2,845
Securities sold under agreements to repurchase and other short-term borrowings	17	28	72	72
Federal Home Loan Bank advances	2,982	3,116	8,907	9,947
Subordinated note	616	628	1,874	1,886
Total interest expense	4,683	4,702	14,086	14,750

NET INTEREST INCOME	31,424	28,442	91,504	83,296

Provision for loan and lease losses	2,233	1,510	3,322	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	29,191	26,932	88,182	81,796

NON INTEREST INCOME:

Service charges on deposit accounts	3,399	3,568	9,685	10,426
Net refund transfer fees	97	(133)	17,339	16,091
Mortgage banking income	972	876	3,549	2,174
Interchange fee income	1,967	1,619	6,205	5,344
Gain on call of securities available for sale	—	—	88	—
Net loss on other real estate owned	(8)	(758)	(282)	(1,309)
Increase in cash surrender value of bank owned life insurance	348	381	1,050	951
Other	1,031	974	2,643	2,646
Total non interest income	7,806	6,527	40,277	36,323

NON INTEREST EXPENSES:

Salaries and employee benefits	15,297	12,164	44,897	40,612
Occupancy and equipment, net	5,217	5,544	15,560	16,874
Communication and transportation	951	905	2,768	2,787
Marketing and development	756	1,135	2,318	2,466
FDIC insurance expense	474	424	1,622	1,407
Bank franchise tax expense	846	731	4,094	3,901
Data processing	959	824	3,017	2,495
Interchange related expense	909	788	2,847	2,632
Supplies	229	205	809	705
Other real estate owned expense	146	218	485	916
Legal and professional fees	653	730	2,796	2,179
Other	1,801	1,537	5,264	4,714
Total non interest expenses	28,238	25,205	86,477	81,688

INCOME BEFORE INCOME TAX EXPENSE	8,759	8,254	41,982	36,431
INCOME TAX EXPENSE	3,119	3,008	14,234	12,879
NET INCOME	$5,640	$5,246	$27,748	$23,552

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.27	$0.25	$1.34	$1.14
Class B Common Stock	$0.25	$0.24	$1.22	$1.09

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.27	$0.25	$1.34	$1.13
Class B Common Stock	$0.25	$0.24	$1.22	$1.08

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.198	$0.187	$0.583	$0.550
Class B Common Stock	$0.180	$0.170	$0.530	$0.500

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$5,640	$5,246	$27,748	$23,552

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(503)	28	(724)	(676)
Reclassification amount for derivative losses realized in income	100	104	304	303
Change in unrealized gain (loss) on securities available for sale	488	(10)	670	2,618
Reclassification adjustment for gain on security available for sale recognized in earnings	—	—	(88)	—
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(58)	65	(84)	434
Net unrealized gains	27	187	78	2,679
Tax effect	(11)	(66)	(29)	(939)
Total other comprehensive income, net of tax	16	121	49	1,740

COMPREHENSIVE INCOME	$5,656	$5,367	$27,797	$25,292

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2015	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

Net income	—	—	—	—	27,748	—	27,748

Net change in accumulated other comprehensive income	—	—	—	—	—	49	49

Dividend declared Common Stock:
Class A Shares	—	—	—	—	(10,850)	—	(10,850)
Class B Shares	—	—	—	—	(1,190)	—	(1,190)

Stock options exercised, net of shares redeemed	14	—	4	305	(65)	—	244

Repurchase of Class A Common Stock	(19)	—	(4)	(124)	(349)	—	(477)

Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	(25)	—	—	(25)

Deferred director compensation expense - Class A Common Stock	5	—	—	171	—	—	171

Stock based compensation expense - restricted stock	—	—	—	207	—	—	207

Stock based compensation expense - stock options	—	—	—	104	—	—	104

Balance, September 30, 2015	18,603	2,245	$4,904	$135,527	$429,917	$4,364	$574,712

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$27,748	$23,552
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	506	446
Accretion on loans, net	(2,422)	(5,618)
Depreciation of premises and equipment	4,965	4,753
Amortization of mortgage servicing rights	1,057	996
Provision for loan and lease losses	3,322	1,500
Net gain on sale of mortgage loans held for sale	(3,189)	(1,894)
Origination of mortgage loans held for sale	(128,026)	(54,046)
Proceeds from sale of mortgage loans held for sale	129,077	53,556
Origination of other loans held for sale	(86,218)	—
Proceeds from sale of other loans held for sale	85,564	—
Net realized gain on sales, calls and impairment of securities	(88)	—
Net gain realized on sale of other real estate owned	(734)	(733)
Writedowns of other real estate owned	1,016	2,042
Net gain on sale of banking center	(28)	—
Deferred director compensation expense - Company Stock	171	145
Stock based compensation expense	311	366
Increase in cash surrender value of bank owned life insurance	(1,050)	(951)
Net change in other assets and liabilities:
Accrued interest receivable	(228)	(283)
Accrued interest payable	(95)	(310)
Other assets	(1,709)	1,750
Other liabilities	5,336	1,500
Net cash provided by operating activities	35,286	26,771

INVESTING ACTIVITIES:
Purchases of securities available for sale	(994,305)	(119,427)
Proceeds from calls, maturities and paydowns of securities available for sale	968,812	102,111
Proceeds from calls, maturities and paydowns of securities to be held to maturity	4,357	3,342
Net change in outstanding warehouse lines of credit	(74,117)	(123,008)
Purchase of loans, including premiums paid	(87,619)	(144,669)
Net change in other loans	(96,916)	(51,492)
Proceeds from redemption of Federal Home Loan Bank stock	—	134
Proceeds from sales of other real estate owned	7,880	8,991
Proceeds from sale of banking center	1,623	—
Net purchases of premises and equipment	(2,312)	(4,240)
Purchase of bank owned life insurance	—	(25,000)
Net cash used in investing activities	(272,597)	(353,258)

FINANCING ACTIVITIES:
Net change in deposits	309,648	68,979
Net change in securities sold under agreements to repurchase and other short-term borrowings	(46,484)	110,319
Payments of Federal Home Loan Bank advances	(208,000)	(108,000)
Proceeds from Federal Home Loan Bank advances	212,000	165,000
Repurchase of Common Stock	(477)	(347)
Net proceeds from Common Stock options exercised	244	443
Cash dividends paid	(11,767)	(11,088)
Net cash provided by financing activities	255,164	225,306

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,853	(101,181)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,878	170,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,731	$69,682

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$14,181	$15,060
Income taxes	12,219	13,703

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$2,713	$6,466
Loans provided for sales of other real estate owned	2,962	1,331

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2015 and 2014 (UNAUDITED) AND DECEMBER 31, 2014

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution. The Captive, which was formed during the third quarter of 2014, is a wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as eight other third-party insurance captives for which insurance may not be available or economically feasible.  Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2014.

As of September 30, 2015, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to the fourth quarter of 2014, but realized the quantitative and qualitative nature of a segment by the end of 2014. All prior periods have been reclassified to conform to the current presentation.

Traditional Banking, Warehouse Lending and Mortgage Banking (collectively “Core Bank” or “Core Banking”)

The Traditional Bank provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2015, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Interest-earning Core Banking assets primarily consist of investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources. Federal Home Loan Bank (“FHLB”) advances have traditionally been a significant borrowing source for the Bank.

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

The TRS division historically originated and obtained a significant source of revenue from Refund Anticipation Loans (“RALs”), but terminated this product effective April 30, 2012. RALs were short-term consumer loans offered to taxpayers that were secured by the client’s anticipated tax refund, which represented the sole source of repayment. While RALs were terminated in 2012, TRS may receive recoveries from previously charged-off RALs.

The Republic Payment Solutions (“RPS”) division offers general purpose reloadable prepaid debit cards through third party program managers.

The Republic Credit Solutions (“RCS”) division offers short-term consumer credit products.

Accounting Standards Update (“ASU”) ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company’s financial statements.

2. INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$216,938	$1,148	$(2)	$218,084
Private label mortgage backed security	4,037	1,136	—	5,173
Mortgage backed securities - residential	96,609	4,364	(37)	100,936
Collateralized mortgage obligations	120,341	1,074	(393)	121,022
Freddie Mac preferred stock	—	269	—	269
Mutual fund	1,000	25	—	1,025
Corporate bonds	15,009	40	—	15,049
Total securities available for sale	$453,934	$8,056	$(432)	$461,558

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$146,625	$312	$(15)	$146,922
Private label mortgage backed security	4,030	1,220	—	5,250
Mortgage backed securities - residential	118,836	5,511	(91)	124,256
Collateralized mortgage obligations	143,283	1,034	(1,146)	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,000	18	—	1,018
Corporate bonds	15,011	52	—	15,063
Total securities available for sale	$428,785	$8,378	$(1,252)	$435,911

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,523	$8	$(1)	$1,530
Mortgage backed securities - residential	53	7	—	60
Collateralized mortgage obligations	34,465	558	—	35,023
Corporate bonds	5,000	—	(12)	4,988
Total securities held to maturity	$41,041	$573	$(13)	$41,601

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,747	$1	$(7)	$1,741
Mortgage backed securities - residential	147	20	—	167
Collateralized mortgage obligations	38,543	423	(4)	38,962
Corporate bonds	5,000	—	(63)	4,937
Total securities held to maturity	$45,437	$444	$(74)	$45,807

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three months ended September 30, 2015, there were no sales or calls of securities available for sale. During the nine months ended September 30, 2015, the Bank recognized a gain of $88,000 on the call of one security available for sale.

During the three and nine months ended September 30, 2014, there were no sales or calls of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2015 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
September 30, 2015 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$—	$—	$1,005	$1,013
Due from one year to five years	221,947	223,120	5,518	5,505
Due from five years to ten years	10,000	10,013	—	—
Due beyond ten years	—	—	—	—
Private label mortgage backed security	4,037	5,173	—	—
Mortgage backed securities - residential	96,609	100,936	53	60
Collateralized mortgage obligations	120,341	121,022	34,465	35,023
Freddie Mac preferred stock	—	269	—	—
Mutual fund	1,000	1,025	—	—
Total securities	$453,934	$461,558	$41,041	$41,601

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporary impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During the third quarter of 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to Other Comprehensive Income (“OCI”) related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of September 30, 2015, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $269,000.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At September 30, 2015, with the exception of the $5.2 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. Government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At September 30, 2015 and December 31, 2014, there were gross unrealized losses of $430,000 and $1.2 million related to available for sale mortgage backed securities and CMOs. Because the decline in fair value of these securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be OTTI.

Market Loss Analysis

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$—	$9,971	$(2)	$9,971	$(2)
Mortgage backed securities - residential	6,241	(37)	—	—	6,241	(37)
Collateralized mortgage obligations	1,910	(48)	44,331	(345)	46,241	(393)
Total securities available for sale	$8,151	$(85)	$54,302	$(347)	$62,453	$(432)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$517	$(1)	$—	$—	$517	$(1)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate bonds	4,988	(12)	—	—	4,988	(12)
Total securities held to maturity	$5,505	$(13)	$—	$—	$5,505	$(13)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2014 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$2,089	$(15)	$—	$—	$2,089	$(15)
Mortgage backed securities - residential	7,535	(91)	—	—	7,535	(91)
Collateralized mortgage obligations	46,058	(881)	12,534	(265)	58,592	(1,146)
Total securities available for sale	$55,682	$(987)	$12,534	$(265)	$68,216	$(1,252)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$517	$(7)	$—	$—	$517	$(7)
Collateralized mortgage obligations	9,045	(4)	—	—	9,045	(4)
Corporate bonds	4,936	(63)	—	—	4,936	(63)
Total securities held to maturity	$14,498	$(74)	$—	$—	$14,498	$(74)

At September 30, 2015, the Bank’s security portfolio consisted of 161 securities, 13 of which were in an unrealized loss position. At December 31, 2014, the Bank’s security portfolio consisted of 157 securities, 17 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.2 million at September 30, 2015. This security, with an average remaining life currently estimated at five years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 6 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2015	December 31, 2014

Carrying amount	$383,926	$409,868
Fair value	384,491	410,307

3. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at September 30, 2015 and December 31, 2014 follows:

(in thousands)	September 30, 2015	December 31, 2014

Residential real estate:
Owner occupied	$1,089,213	$1,118,341
Owner occupied - correspondent*	246,122	226,628
Non owner occupied	108,726	96,492
Commercial real estate	827,054	772,309
Commercial real estate - purchased whole loans*	35,473	34,898
Construction & land development	54,573	38,480
Commercial & industrial	224,469	157,339
Lease financing receivables	7,931	2,530
Warehouse lines of credit	393,548	319,431
Home equity	277,778	245,679
Consumer:
RPG loans	5,127	4,095
Credit cards	11,684	9,573
Overdrafts	970	1,180
Purchased whole loans*	5,341	4,626
Other consumer	9,865	8,894

Total loans**	3,297,874	3,040,495
Allowance for loan and lease losses	(26,959)	(24,410)

Total loans, net	$3,270,915	$3,016,085

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The table below reconciles the contractually receivable and carrying amounts of loans at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014

Contractually receivable	$3,302,613	$3,050,599
Unearned income(1)	(600)	(174)
Unamortized premiums(2)	3,966	4,490
Unaccreted discounts(3)	(9,681)	(15,675)
Net unamortized deferred origination fees and costs	1,576	1,255
Carrying value of loans	$3,297,874	$3,040,495

(1)	Unearned income relates to lease financing receivables.
(2)	Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Discounts predominately relate to loans acquired in the Bank’s 2012 FDIC-assisted transactions.

Loan Purchases

In May 2014, the Bank began acquiring single family, first lien mortgage loans for investment within its loan portfolio through its Correspondent Lending channel. Correspondent Lending generally involves the Bank acquiring, primarily from Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s market footprint, with 80% of such loans as of September 30, 2015 secured by collateral in the state of California.

In addition to secured mortgage loans acquired through its Correspondent Lending channel, the Bank also began acquiring unsecured consumer installment loans for investment from a third-party originator in April 2014. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

The table below reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Residential real estate:
Owner occupied - correspondent*	$22,003	$128,374	$84,804	$139,632
Consumer:
Purchased whole loans*	2,453	2,524	2,815	5,037
Total purchased loans	$24,456	$130,898	$87,619	$144,669

* Represents origination amount, inclusive of purchase premiums, where applicable.

Purchased Credit Impaired (“PCI”) Loans

PCI loans acquired during the Bank’s 2012 FDIC-assisted transactions are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

The table below reconciles the contractually required and carrying amounts of PCI loans at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014

Contractually-required principal	$19,313	$26,571
Non-accretable amount	(1,877)	(6,784)
Accretable amount	(4,212)	(2,297)
Carrying value of loans	$13,224	$17,490

The following table presents a rollforward of the accretable amount on PCI loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of year	$(4,323)	$(2,487)	$(2,297)	$(3,457)
Transfers between non-accretable and accretable	(573)	(609)	(3,927)	(2,949)
Net accretion into interest income on loans, including loan fees	684	678	2,012	3,988
Other changes	—	—	—	—
Balance, end of year	$(4,212)	$(2,418)	$(4,212)	$(2,418)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of September 30, 2015 and December 31, 2014, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
September 30, 2015		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$23,897	$14,237	$—	$930	$—	$39,064
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	1,422	1,607	—	1,076	—	4,105
Commercial real estate	801,868	5,193	10,042	—	9,951	—	827,054
Commercial real estate - purchased whole loans	35,473	—	—	—	—	—	35,473
Construction & land development	51,793	113	2,632	—	35	—	54,573
Commercial & industrial	220,904	2,134	199	—	1,232	—	224,469
Lease financing receivables	7,931	—	—	—	—	—	7,931
Warehouse lines of credit	393,548	—	—	—	—	—	393,548
Home equity	—	—	2,391	—	—	—	2,391
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	8	92	—	—	—	100

Total rated loans	$1,511,517	$32,767	$31,200	$—	$13,224	$—	$1,588,708

* At September 30, 2015, Special Mention and Substandard loans included $181,000 and $3 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** The above table excludes all non-classified residential real estate, home equity and consumer loans at the respective period ends.

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2014		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention *	Substandard *	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$26,828	$14,586	$—	$1,205	$—	$42,619
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	844	2,886	—	1,709	—	5,439
Commercial real estate	736,012	7,838	15,636	—	12,823	—	772,309
Commercial real estate - Purchased whole loans	34,898	—	—	—	—	—	34,898
Construction & land development	35,339	120	2,525	—	496	—	38,480
Commercial & industrial	153,362	625	2,108	—	1,244	—	157,339
Lease financing receivables	2,530	—	—	—	—	—	2,530
Warehouse lines of credit	319,431	—	—	—	—	—	319,431
Home equity	—	—	2,220	—	—	—	2,220
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	13	38	—	13	—	64

Total rated loans	$1,281,572	$36,268	$39,999	$—	$17,490	$—	$1,375,329

* At December 31, 2014, Special Mention and Substandard loans included $443,000 and $6 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** The above table excludes all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

Activity in the allowance for loan and leases (“Allowance”) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Allowance, beginning of period	$25,248	$22,772	$24,410	$23,026

Charge offs - Core Banking	(676)	(1,071)	(1,853)	(2,698)
Charge offs - RPG	(182)	(2)	(208)	(2)
Total charge offs	(858)	(1,073)	(2,061)	(2,700)

Recoveries - Core Banking	312	376	1,027	1,233
Recoveries - RPG	24	32	261	558
Total recoveries	336	408	1,288	1,791

Net (charge offs) recoveries - Core Banking	(364)	(695)	(826)	(1,465)
Net (charge offs) recoveries - RPG	(158)	30	53	556
Net (charge offs) recoveries	(522)	(665)	(773)	(909)

Provision for loan and lease losses - Core Banking	1,100	1,542	2,192	2,012
Provision - RPG	1,133	(32)	1,130	(512)
Total provision	2,233	1,510	3,322	1,500

Allowance, end of period	$26,959	$23,617	$26,959	$23,617

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

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The following tables present the activity in the Allowance by portfolio class for the three months ended September 30, 2015 and 2014:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,202	$608	$904	$7,840	$35	$1,100	$1,191	$76
Provision for losses	330	7	83	200	—	31	235	7
Charge offs	(153)	—	(97)	(27)	—	—	—	—
Recoveries	76	—	—	—	—	—	18	—

Ending balance	$8,455	$615	$890	$8,013	$35	$1,131	$1,444	$83

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$1,222	$2,765	$252	$399	$286	$207	$161	$25,248
Provision for losses	(238)	124	1,133	40	138	154	(11)	2,233
Charge offs	—	(110)	(182)	(30)	(152)	(25)	(82)	(858)
Recoveries	—	54	24	6	63	1	94	336

Ending balance	$984	$2,833	$1,227	$415	$335	$337	$162	$26,959

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,055	60	$839	$7,696	$34	$1,090	$1,152	3
Provision for losses	(148)	706	50	547	—	(4)	(81)	5
Charge offs	(161)	—	(135)	(365)	—	—	—	—
Recoveries	26	—	17	9	—	—	37	—

Ending balance	$7,772	766	$771	$7,887	$34	$1,086	$1,108	8

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$610	$2,403	$46	$286	$280	—	$218	$22,772
Provision for losses	71	283	(32)	19	17	189	(112)	1,510
Charge offs	—	(146)	(2)	(23)	(136)	—	(105)	(1,073)
Recoveries	—	88	32	10	91	—	98	408

Ending balance	$681	$2,628	$44	$292	$252	189	$99	$23,617

The following tables present the activity in the Allowance by portfolio class for the nine months ended September 30, 2015 and 2014:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Nine Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision for losses	157	48	173	364	1	205	277	58
Charge offs	(467)	—	(126)	(181)	—	—	(56)	—
Recoveries	200	—	6	90	—	—	56	—

Ending balance	$8,455	$615	$890	$8,013	$35	$1,131	$1,444	$83

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410
Provision for losses	185	172	1,130	184	116	248	4	3,322
Charge offs	—	(182)	(208)	(101)	(401)	(97)	(242)	(2,061)
Recoveries	—	113	261	47	238	1	276	1,288

Ending balance	$984	$2,833	$1,227	$415	$335	$337	$162	$26,959

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Nine Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	—	$1,023	$8,309	$34	$1,296	$1,089	—
Provision for losses	430	766	(121)	163	—	(277)	(68)	8
Charge offs	(580)	—	(157)	(739)	—	(18)	(20)	—
Recoveries	106	—	26	154	—	85	107	—

Ending balance	$7,772	766	$771	$7,887	$34	$1,086	$1,108	8

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	—	$126	$23,026
Provision for losses	232	518	(512)	41	177	189	(46)	1,500
Charge offs	—	(429)	(2)	(65)	(429)	—	(261)	(2,700)
Recoveries	—	143	558	27	305	—	280	1,791

Ending balance	$681	$2,628	$44	$292	$252	189	$99	$23,617

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

Loans on non-accrual status(1)	$23,143	$23,337
Loans past due 90-days-or-more and still on accrual(2)	43	322

Total non-performing loans	23,186	23,659
Other real estate owned	2,832	11,243
Total non-performing assets	$26,018	$34,902

Credit Quality Ratios:

Non-performing loans to total loans	0.70%	0.78%
Non-performing assets to total loans (including OREO)	0.79%	1.14%
Non-performing assets to total assets	0.64%	0.93%

(1)	Loans on non-accrual status include impaired loans.
(2)	All loans past due 90-days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

The following table presents the recorded investment in non-accrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Non-Accrual		and Still Accruing Interest*
(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

Residential real estate:
Owner occupied	$12,581	$10,903	$43	$322
Owner occupied - correspondent	—	—	—	—
Non owner occupied	983	2,352	—	—
Commercial real estate	5,331	6,151	—	—
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	2,072	1,990	—	—
Commercial & industrial	199	169	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,886	1,678	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	91	94	—	—

Total	$23,143	$23,337	$43	$322

*  For all periods presented, loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance, primarily retail, homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for nine consecutive months and future contractual payments are reasonably assured. Troubled Debt Restructurings (“TDRs”) on non-accrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2015	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$2,400	$1,589	$2,975	$6,964	$1,082,249	$1,089,213
Owner occupied - correspondent	—	—	—	—	246,122	246,122
Non owner occupied	—	74	—	74	108,652	108,726
Commercial real estate	39	321	174	534	826,520	827,054
Commercial real estate - purchased whole loans	—	—	—	—	35,473	35,473
Construction & land development	—	—	1,500	1,500	53,073	54,573
Commercial & industrial	199	20	—	219	224,250	224,469
Lease financing receivables	—	—	—	—	7,931	7,931
Warehouse lines of credit	—	—	—	—	393,548	393,548
Home equity	447	215	1,316	1,978	275,800	277,778
Consumer:
RPG loans	330	55	—	385	4,742	5,127
Credit cards	30	24	—	54	11,630	11,684
Overdrafts	165	—	—	165	805	970
Purchased whole loans	—	9	8	17	5,324	5,341
Other consumer	91	15	—	106	9,759	9,865

Total	$3,701	$2,322	$5,973	$11,996	$3,285,878	$3,297,874
Delinquency ratio**	0.11%	0.07%	0.18%	0.36%

	30 - 59	60 - 89	90 or More
December 31, 2014	Days	Days	Days	Total	Total Not
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent	Delinquent	Total

Residential real estate:
Owner occupied	$3,039	$1,329	$3,640	$8,008	$1,110,333	$1,118,341
Owner occupied - correspondent	—	—	—	—	226,628	226,628
Non owner occupied	36	635	105	776	95,716	96,492
Commercial real estate	585	—	2,387	2,972	769,337	772,309
Commercial real estate - purchased whole loans	—	—	—	—	34,898	34,898
Construction & land development	—	—	1,990	1,990	36,490	38,480
Commercial & industrial	211	—	—	211	157,128	157,339
Lease financing receivables	—	—	—	—	2,530	2,530
Warehouse lines of credit	—	—	—	—	319,431	319,431
Home equity	706	158	498	1,362	244,317	245,679
Consumer:
RPG loans	107	34	—	141	3,954	4,095
Credit cards	124	10	—	134	9,439	9,573
Overdrafts	178	—	—	178	1,002	1,180
Purchased whole loans	12	—	—	12	4,614	4,626
Other consumer	38	29	—	67	8,827	8,894

Total	$5,036	$2,195	$8,620	$15,851	$3,024,644	$3,040,495
Delinquency ratio**	0.17%	0.07%	0.28%	0.52%

* All loans, excluding PCI loans, 90-days-or-more past due as of September 30, 2015 and December 31, 2014 were on non-accrual status.

** Represents total loans past due by aging category divided by total loans.

Impaired Loans

The Bank defines impaired loans as follows:

•	All loans internally rated as “Substandard,” “Doubtful” or “Loss”;
•	All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial acquisition day estimate;
•	All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;
•	All retail and commercial TDRs; and
•	Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” in this section of the filing for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2015	December 31, 2014

Loans with no allocated allowance for loan losses	$28,445	$32,560
Loans with allocated allowance for loan losses	43,920	53,620

Total impaired loans	$72,365	$86,180

Amount of the allowance for loan losses allocated	$5,966	$5,564

Approximately $7 million and $10 million of impaired loans at September 30, 2015 and December 31, 2014 were PCI loans. Approximately $3 million and $6 million of impaired loans at September 30, 2015 and December 31, 2014 were formerly PCI loans which became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2015 and December 31, 2014:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$4,069	$—	$110	$740	$—	$164	$204	$—
Collectively evaluated for impairment	4,318	615	709	6,954	35	967	1,118	83
PCI loans with post acquisition impairment	68	—	71	319	—	—	122	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,455	$615	$890	$8,013	$35	$1,131	$1,444	$83

Loans:
Impaired loans individually evaluated, excluding PCI loans	$38,138	$—	$2,882	$15,044	$—	$2,730	$3,608	$—
Loans collectively evaluated for impairment	1,050,145	246,122	104,768	802,059	35,473	51,808	219,629	7,931
PCI loans with post acquisition impairment	394	—	1,076	4,832	—	—	1,170	—
PCI loans without post acquisition impairment	536	—	—	5,119	—	35	62	—

Total ending loan balance	$1,089,213	$246,122	$108,726	$827,054	$35,473	$54,573	$224,469	$7,931

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$50	$—	$—	$—	$—	$49	$5,386
Collectively evaluated for impairment	984	2,783	1,227	415	335	337	113	20,993
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	580
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$984	$2,833	$1,227	$415	$335	$337	$162	$26,959

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,391	$—	$—	$—	$—	$100	$64,893
Loans collectively evaluated for impairment	393,548	275,387	5,127	11,684	970	5,341	9,765	3,219,757
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	7,472
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	5,752

Total ending loan balance	$393,548	$277,778	$5,127	$11,684	$970	$5,341	$9,865	$3,297,874

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,251	$—	$101	$913	$—	$187	$302	$—
Collectively evaluated for impairment	5,264	567	672	6,462	34	739	800	25
PCI loans with post acquisition impairment	50	—	64	365	—	—	65	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25

Loans:
Impaired loans individually evaluated, excluding PCI loans	$41,265	$—	$3,388	$22,521	$—	$2,627	$4,319	$—
Loans collectively evaluated for impairment	1,075,871	226,628	91,395	736,965	34,898	35,357	151,776	2,530
PCI loans with post acquisition impairment	725	—	1,554	6,341	—	—	1,158	—
PCI loans without post acquisition impairment	480	—	155	6,482	—	496	86	—

Total ending loan balance	$1,118,341	$226,628	$96,492	$772,309	$34,898	$38,480	$157,339	$2,530

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$225	$—	$—	$—	$—	$40	$5,019
Collectively evaluated for impairment	799	2,505	44	285	382	185	83	18,846
PCI loans with post acquisition impairment	—	—	—	—	—	—	1	545
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$799	$2,730	$44	$285	$382	$185	$124	$24,410

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,220	$—	$—	$—	$—	$52	$76,392
Loans collectively evaluated for impairment	319,431	243,459	4,095	9,573	1,180	4,626	8,829	2,946,613
PCI loans with post acquisition impairment	—	—	—	—	—	—	10	9,788
PCI loans without post acquisition impairment	—	—	—	—	—	—	3	7,702

Total ending loan balance	$319,431	$245,679	$4,095	$9,573	$1,180	$4,626	$8,894	$3,040,495

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015			September 30, 2015
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$12,932	$12,069	$—	$12,404	$12	$—	$9,142	$46	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	2,021	2,021	—	2,210	8	—	2,306	25	—
Commercial real estate	9,137	8,474	—	8,939	78	—	12,029	228	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,071	2,071	—	2,096	1	—	2,115	4	—
Commercial & industrial	1,533	1,533	—	1,546	24	—	2,663	74	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	2,406	2,232	—	2,374	6	—	2,154	17	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	45	45	—	42	—	—	32	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	26,512	26,463	4,137	26,984	219	—	31,403	657	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,937	1,937	181	1,947	24	—	2,384	72	—
Commercial real estate	11,444	11,402	1,059	11,706	96	—	11,906	288	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	659	659	164	663	9	—	622	27	—
Commercial & industrial	3,245	3,245	326	3,278	47	—	2,360	142	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	164	159	50	151	1	—	336	2	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	55	55	49	56	—	—	55	—	—
Total impaired loans	$74,161	$72,365	$5,966	$74,396	$525	$—	$79,507	$1,582	$—

	As of			Three Months Ended			Nine Months Ended
	December 31, 2014			September 30, 2014			September 30, 2014
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$6,598	$6,196	$—	$6,717	$66	$—	$6,838	$190	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	2,368	2,215	—	1,731	11	—	1,518	36	—
Commercial real estate	17,282	16,248	—	15,682	95	—	17,985	434	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,144	2,144	—	2,123	3	—	2,103	6	—
Commercial & industrial	3,943	3,943	—	4,019	31	—	4,126	181	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	1,969	1,814	—	1,802	11	—	1,780	27	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	5	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	36,361	35,794	3,301	34,919	246	—	34,697	737	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	2,755	2,727	165	4,811	51	—	5,700	149	—
Commercial real estate	12,653	12,614	1,278	17,479	186	—	20,338	499	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	483	483	187	498	6	—	546	17	—
Commercial & industrial	1,534	1,534	367	1,374	18	—	1,579	78	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	452	406	225	436	—	—	588	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	62	62	41	69	1	—	77	1	—
Total impaired loans	$88,604	$86,180	$5,564	$91,660	$725	$—	$97,880	$2,355	$—

Troubled Debt Restructurings

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of their debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Bank’s internal underwriting policy.

All TDRs are considered “Impaired,” including PCI loans restructured post-acquisition. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of financing terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. The substantial majority of the Bank’s residential real estate TDR concessions involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Retail loans may also be classified as TDRs due to legal modifications, such as bankruptcies.

Non-accrual loans modified as TDRs typically remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2015 and December 31, 2014, $15 million and $14 million of TDRs were on non-accrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Non-Accrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	73	$7,421	234	$27,969	307	$35,390
Commercial real estate	11	5,160	18	9,465	29	14,625
Construction & land development	3	2,072	5	658	8	2,730
Commercial & industrial	1	198	7	3,409	8	3,607

Total troubled debt restructurings	88	$14,851	264	$41,501	352	$56,352

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Non-Accrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	74	$7,166	250	$31,966	324	$39,132
Commercial real estate	8	5,030	30	14,502	38	19,532
Construction & land development	2	1,990	6	637	8	2,627
Commercial & industrial	—	—	8	3,975	8	3,975

Total troubled debt restructurings	84	$14,186	294	$51,080	378	$65,266

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days or more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2015 and December 31, 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$635	—	$—	2	$635
Rate reduction	185	24,653	42	5,657	227	30,310
Principal deferral	10	833	6	750	16	1,583
Legal modifications	33	1,490	29	1,372	62	2,862
Total residential TDRs	230	27,611	77	7,779	307	35,390

Commercial related and construction/land development loans:
Interest only payments	6	1,542	1	496	7	2,038
Rate reduction	11	6,605	5	2,366	16	8,971
Principal deferral	13	5,536	9	4,417	22	9,953
Total commercial TDRs	30	13,683	15	7,279	45	20,962
Total troubled debt restructurings	260	$41,294	92	$15,058	352	$56,352

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$218	4	$389	6	$607
Rate reduction	173	25,080	61	7,376	234	32,456
Principal deferral	12	1,408	5	349	17	1,757
Legal modifications	33	2,675	34	1,637	67	4,312
Total residential TDRs	220	29,381	104	9,751	324	39,132
Commercial related and construction/land development loans:
Interest only payments
Rate reduction	10	4,170	2	926	12	5,096
Principal deferral	19	9,043	3	1,915	22	10,958
Legal modifications	14	5,820	6	4,260	20	10,080
Total commercial TDRs	43	19,033	11	7,101	54	26,134
Total troubled debt restructurings	263	$48,414	115	$16,852	378	$65,266

As of September 30, 2015 and December 31, 2014, 73% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million and $4 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of September 30, 2015 and December 31, 2014. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal “watch list” and have been specifically provided for or reserved for as part of the Bank’s normal loan and lease provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at September 30, 2015 or December 31, 2014.

A summary of the categories of TDR loan modifications and respective performance as of September 30, 2015 and 2014 that were modified during the three months ended September 30, 2015 and 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	2	195	—	—	2	195
Principal deferral	—	—	—	—	—	—
Legal modifications	2	130	1	63	3	193
Total residential TDRs	4	325	1	63	5	388

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	1	1,621	1	1,621
Total commercial TDRs	—	—	1	1,621	1	1,621
Total troubled debt restructurings	4	$325	2	$1,684	6	$2,009

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	5	$395	5	$395
Rate reduction	3	358	2	127	5	485
Principal deferral	2	349	—	—	2	349
Legal modifications	4	149	2	198	6	347
Total residential TDRs	9	856	9	720	18	1,576
Commercial related and construction/land development loans:
Interest only payments	1	368	1	392	2	760
Rate reduction	2	2,374	—	—	2	2,374
Principal deferral	2	1,172	—	—	2	1,172
Total commercial TDRs	5	3,914	1	392	6	4,306
Total troubled debt restructurings	14	$4,770	10	$1,112	24	$5,882

As of September 30, 2015 and 2014, 16% and 81% of the Bank’s TDRs that occurred during the third quarters of 2015 and 2014 were performing according to their modified terms. The Bank provided $9,000 and $54,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the third quarters of 2015 and 2014. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances for the three months ending September 30, 2015 and 2014.

A summary of the categories of TDR loan modifications and respective performance as of September 30, 2015 and 2014 that were modified during the nine months ended September 30, 2015 and 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$621	—	$—	1	$621
Rate reduction	6	594	5	455	11	1,049
Principal deferral	—	—	2	46	2	46
Legal modifications	2	130	5	300	7	430
Total residential TDRs	9	1,345	12	801	21	2,146

Commercial related and construction/land development loans:
Interest only payments	1	170	—	—	1	170
Rate reduction	1	825	—	—	1	825
Principal deferral	3	724	2	1,722	5	2,446
Total commercial TDRs	5	1,719	2	1,722	7	3,441
Total troubled debt restructurings	14	$3,064	14	$2,523	28	$5,587

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	5	$397	5	$397
Rate reduction	21	2,053	7	1,451	28	3,504
Principal deferral	6	468	1	29	7	497
Legal modifications	38	2,146	13	796	51	2,942
Total residential TDRs	65	4,667	26	2,673	91	7,340
Commercial related and construction/land development loans:
Interest only payments	3	672	1	392	4	1,064
Rate reduction	7	2,830	1	1,071	8	3,901
Principal deferral	4	1,420	1	1,744	5	3,164
Total commercial TDRs	14	4,922	3	3,207	17	8,129
Total troubled debt restructurings	79	$9,589	29	$5,880	108	$15,469

As of September 30, 2015 and 2014, 55% and 62% of the Bank’s TDRs that occurred during the first nine months of 2015 and 2014 were performing according to their modified terms. The Bank provided $75,000 and $142,000 in specific reserve allocations to customers whose loan terms were modified in TDRs during the first nine months of 2015 and 2014. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There were no significant changes between the pre and post modification loan balances for the nine months ending September 30, 2015 and 2014.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months of September 30, 2015 and 2014 and for which there was a payment default during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$513	1	$45	13	$1,252	9	$1,388
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	—	—	6	589	—	—	6	589
Commercial real estate	4	2,306	2	467	4	2,306	3	1,537
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	1	1,500
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—

Total	6	$2,819	9	$1,101	17	$3,558	19	$5,014

The following table presents the carrying amount of foreclosed properties held at September 30, 2015 and December 31, 2014 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2015	December 31, 2014

Residential real estate	$863	$3,209
Commercial real estate	1,486	3,324
Construction & land development	483	4,710

Total other real estate owned	$2,832	$11,243

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,141	$2,466

4. DEPOSITS

Ending deposit balances at September 30, 2015 and December 31, 2014 were as follows:

(in thousands)	September 30, 2015	December 31, 2014

Demand	$739,786	$691,787
Money market accounts	483,916	471,339
Brokered money market accounts	139,047	35,649
Savings	112,950	91,625
Individual retirement accounts*	35,673	28,771
Time deposits, $250,000 and over*	43,713	56,556
Other certificates of deposit*	128,002	104,010
Brokered certificates of deposit*	46,868	75,876

Total interest-bearing deposits	1,729,955	1,555,613
Total non interest-bearing deposits	637,875	502,569

Total deposits	$2,367,830	$2,058,182

* Represents a time deposit.

5. FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At September 30, 2015 and December 31, 2014, FHLB advances were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

Overnight advances	$182,000	$198,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 19, 2015	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.68% due through 2023	419,500	399,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000
Total FHLB advances	$711,500	$707,500

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2015 and December 31, 2014, Republic had available collateral to borrow an additional $559 million and $452 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $166 million available through various other financial institutions as of September 30, 2015 and December 31, 2014.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2015 (Overnight)	$182,000	0.19%
2015	10,000	0.39%
2016	82,000	1.74%
2017	145,000	3.44%
2018	117,500	1.53%
2019	100,000	1.80%
2020	45,000	1.84%
Thereafter	30,000	1.95%
Total	$711,500	1.66%

Information regarding short-term overnight FHLB advances follows:

(dollars in thousand)	September 30, 2015	December 31, 2014

Outstanding balance at end of period	$182,000	$198,000
Weighted average interest rate at end of period	0.19%	0.14%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousand)	2015	2014	2015	2014

Average outstanding balance during the period	$87,009	$9,955	$78,240	$6,097
Average interest rate during the period	0.17%	0.25%	0.16%	0.25%
Maximum outstanding at any month end during the period	$182,000	$61,508	$387,000	$93,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2015	December 31, 2014

First lien, single family residential real estate	$1,342,005	$1,333,811
Home equity lines of credit	262,747	103,064
Multi-family commercial real estate	18,068	12,682

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$218,084	$—	$218,084
Private label mortgage backed security	—	—	5,173	5,173
Mortgage backed securities - residential	—	100,936	—	100,936
Collateralized mortgage obligations	—	121,022	—	121,022
Freddie Mac preferred stock	—	269	—	269
Mutual fund	1,025	—	—	1,025
Corporate bonds	—	15,049	—	15,049
Total securities available for sale	$1,025	$455,360	$5,173	$461,558

Mortgage loans held for sale	$—	$8,526	$—	$8,526
Rate lock commitments	—	339	—	339
Interest rate swap agreements	—	510	—	510

Financial liabilities:
Mandatory forward contracts	—	64	—	64
Interest rate swap agreements	—	1,418	—	1,418

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$146,922	$—	$146,922
Private label mortgage backed security	—	—	5,250	5,250
Mortgage backed securities - residential	—	124,256	—	124,256
Collateralized mortgage obligations	—	143,171	—	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,018	—	—	1,018
Corporate bonds	—	15,063	—	15,063
Total securities available for sale	$1,018	$429,643	$5,250	$435,911

Mortgage loans held for sale	$—	$6,388	$—	$6,388
Rate lock commitments	—	250	—	250

Financial liabilities:
Mandatory forward contracts	—	33	—	33
Interest rate swap agreements	—	488	—	488

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2015 and 2014.

Private Label Mortgage Backed Security

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$5,231	$5,461	$5,250	$5,485

Total gains or losses included in earnings:
Net change in unrealized gain	(58)	65	(84)	434
Recovery of actual losses previously recorded	—	35	35	101
Principal paydowns	—	(224)	(28)	(683)
Balance, end of period	$5,173	$5,337	$5,173	$5,337

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2015 and December 31, 2014:

	Fair	Valuation
September 30, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,173	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 10.0%

			(2) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,250	Discounted cash flow	(1) Constant prepayment rate	0.5% - 6.5%

			(2) Probability of default	3.0% - 6.2%

			(2) Loss severity	60% - 75%

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, the aggregate fair value, contractual balance, and gain or loss was as follows:

(in thousands)	September 30, 2015	December 31, 2014

Aggregate fair value	$8,526	$6,388
Contractual balance	8,296	6,265
Gain	230	123

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2015 and 2014 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Interest income	$67	$38	$180	$133
Change in fair value	10	(65)	107	59
Total included in earnings	$77	$(27)	$287	$192

Assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at
	September 30, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,238	$4,238
Non owner occupied	—	—	689	689
Commercial real estate	—	—	3,411	3,411
Home equity	—	—	1,276	1,276
Total impaired loans*	$—	$—	$9,614	$9,614

Other real estate owned:
Residential real estate	$—	$—	$135	$135
Commercial real estate	—	—	1,425	1,425
Construction & land development	—	—	483	483
Total other real estate owned	$—	$—	$2,043	$2,043

Premises, held for sale	$—	$—	$1,218	$1,218

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,678	$1,678
Non owner occupied	—	—	702	702
Commercial real estate	—	—	6,122	6,122
Home equity	—	—	1,346	1,346
Total impaired loans*	$—	$—	$9,848	$9,848

Other real estate owned:
Residential real estate	$—	$—	$1,916	$1,916
Commercial real estate	—	—	2,845	2,845
Construction & land development	—	—	4,427	4,427
Total other real estate owned	$—	$—	$9,188	$9,188

Premises, held for sale	$—	$—	$1,317	$1,317

* The impaired loan balances in the above two tables exclude TDRs which are not collateral dependent. The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote 6 and represents estimated selling costs to liquidate the underlying collateral on such debt.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,238	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (8%)

Impaired loans - residential real estate non owner occupied	$689	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 1% (1%)

Impaired loans - commercial real estate	$1,790	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (19%)

Impaired loans - commercial real estate	$1,621	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$1,276	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (20%)

Other real estate owned - residential real estate	$135	Sales comparison approach	Adjustments determined for differences between comparable sales	10% (10%)

Other real estate owned - commercial real estate	$1,425	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 17% (13%)

Other real estate owned - construction & land development	$483	Sales comparison approach	Adjustments determined for differences between comparable sales	37% - 43% (41%)

Premises, held for sale	$1,218	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$1,678	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (7%)

Impaired loans - residential real estate non owner occupied	$702	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (18%)

Impaired loans - commercial real estate	$2,615	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 9% (2%)

Impaired loans - commercial real estate	$3,507	Income approach	Adjustments for differences between net operating income expectations	3% - 37% (22%)

Impaired loans - home equity	$1,346	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 35% (12%)

Other real estate owned - residential real estate	$1,916	Sales comparison approach	Adjustments determined for differences between comparable sales	9% - 23% (19%)

Other real estate owned - commercial real estate	$1,378	Sales comparison approach	Adjustments determined for differences between comparable sales	11% - 14% (13%)

Other real estate owned - commercial real estate	$1,467	Income approach	Adjustments for differences between net operating income expectations	19% (19%)

Other real estate owned - construction & land development	$2,000	Sales comparison approach	Adjustments determined for differences between comparable sales	13% - 70% (38%)

Other real estate owned - construction & land development	$2,427	Income approach	Adjustments for differences between net operating income expectations	8% - 9% (8%)

Premises, held for sale	$1,317	Sales comparison approach	Adjustments determined for differences between comparable sales	1% (1%)

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

Collateral dependent impaired loans measured for impairment using the fair value of the underlying collateral follows:

(in thousands)	September 30, 2015	December 31, 2014

Carrying amount of loans measured at fair value	$8,818	$8,343
Estimated selling costs considered in carrying amount	869	1,505
Valuation allowance	(73)	—
Total fair value	$9,614	$9,848

Provisions for loss on collateral dependent impaired loans follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Provisions for loss on collateral dependent impaired loans	$17	$—	$73	$—

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

Details of other real estate owned carrying value and write downs follow:

(in thousands)	September 30, 2015	December 31, 2014

Other real estate carried at fair value	$2,043	$9,188
Other real estate carried at cost	789	2,055
Total carrying value of other real estate owned	$2,832	$11,243

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Other real estate owned write-downs during the period	$312	$825	$1,016	$2,042

Premises, Held for Sale

The Company closed its Hudson, Florida banking center on January 16, 2015. The Hudson premises were held for sale at September 30, 2015 and December 31, 2014 and carried at $1 million, its fair value less estimated selling costs. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

The Hudson premises were written down $33,000 and $99,000 during the three and nine months ended September 30, 2015, respectively, with no similar write-downs for the same periods in 2014.

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value. No MSRs were carried at fair value at September 30, 2015 and December 31, 2014.

The carrying amounts and estimated fair values of all financial instruments, at September 30, 2015 and December 31, 2014 follows:

		Fair Value Measurements at
		September 30, 2015:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$90,731	$90,731	$—	$—	$90,731
Securities available for sale	461,558	1,025	455,360	5,173	461,558
Securities to be held to maturity	41,041	—	41,601	—	41,601
Mortgage loans held for sale, at fair value	8,526	—	8,526	—	8,526
Other loans held for sale, at the lower of cost or fair value	3,800	—	3,800	—	3,800
Loans, net	3,270,915	—	—	3,315,082	3,315,082
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,035	—	9,035	—	9,035

Liabilities:
Non interest-bearing deposits	637,875	—	637,875	—	637,875
Transaction deposits	1,475,699	—	1,475,699	—	1,475,699
Time deposits	254,256	—	255,490	—	255,490
Securities sold under agreements to repurchase and other short-term borrowings	309,624	—	309,624	—	309,624
Federal Home Loan Bank advances	711,500	—	725,442	—	725,442
Subordinated note	41,240	—	39,005	—	39,005
Accrued interest payable	1,167	—	1,167	—	1,167

		Fair Value Measurements at
		December 31, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$72,878	$72,878	$—	$—	$72,878
Securities available for sale	435,911	1,018	429,643	5,250	435,911
Securities to be held to maturity	45,437	—	45,807	—	45,807
Mortgage loans held for sale, at fair value	6,388	—	6,388	—	6,388
Loans, net	3,016,085	—	—	3,045,443	3,045,443
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	8,807	—	8,807	—	8,807

Liabilities:
Non interest-bearing deposits	502,569	—	502,569	—	502,569
Transaction deposits	1,290,400	—	1,290,400	—	1,290,400
Time deposits	265,213	—	265,858	—	265,858
Securities sold under agreements to repurchase and other short-term borrowings	356,108	—	356,108	—	356,108
Federal Home Loan Bank advances	707,500	—	721,346	—	721,346
Subordinated note	41,240	—	41,198	—	41,198
Accrued interest payable	1,262	—	1,262	—	1,262

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

Other loans held for sale, at the lower of cost or fair value – Other loans held for sale constitute short-term consumer loans generally sold within two business days of origination. The carrying amounts of these loans, due to their short-term nature, approximate fair value, resulting in a Level 2 classification.

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

Other assets/liabilities – Other assets and liabilities consist of interest rate swap agreements and other derivative assets and liabilities previously described above.

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

7. MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$10,277	$6,809	$6,388	$3,506
Origination of mortgage loans held for sale	32,018	20,762	128,026	54,046
Proceeds from the sale of mortgage loans held for sale	(34,605)	(22,409)	(129,077)	(53,556)
Net gain on sale of mortgage loans held for sale	836	728	3,189	1,894

Balance, end of period	$8,526	$5,890	$8,526	$5,890

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Net gain realized on sale of mortgage loans held for sale	$926	$689	$3,024	$1,607
Net change in fair value recognized on loans held for sale	10	(65)	107	59
Net change in fair value recognized on rate lock commitments	(37)	79	89	258
Net change in fair value recognized on forward contracts	(63)	25	(31)	(30)
Net gain recognized	836	728	3,189	1,894

Loan servicing income	477	482	1,417	1,276
Amortization of mortgage servicing rights	(341)	(334)	(1,057)	(996)
Change in mortgage servicing rights valuation allowance	—	—	—	—
Net servicing income recognized	136	148	360	280

Total Mortgage Banking income	$972	$876	$3,549	$2,174

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$4,971	$5,009	$4,813	$5,409
Additions	338	206	1,212	468
Amortized to expense	(341)	(334)	(1,057)	(996)

Balance, end of period	$4,968	$4,881	$4,968	$4,881

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and nine months ended September 30, 2015 and 2014.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

Fair value of mortgage servicing rights portfolio	$6,728	$6,651
Monthly prepayment rate of unpaid principal balance*	105% - 358%	95% - 462%
Discount rate	12%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	6.14	5.70

* Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
(in thousands)	September 30, 2015		December 31, 2014
Included in Mortgage loans held for sale:
Mortgage loans held for sale	$8,296	$8,526	$6,265	$6,388

Included in other assets:
Rate lock loan commitments	$16,429	$339	$12,866	$250

Included in other liabilities:
Mandatory forward contracts	$19,412	$64	$13,181	$33

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

The swaps were determined to be fully effective during all periods presented; therefore, no amount of ineffectiveness was included in net income. The aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in OCI. The amount included in AOCI would be reclassified to current earnings should the hedge no longer be considered effective. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

The following table reflects information about swaps designated as cash flow hedges as of September 30, 2015 and December 31, 2014:

					September 30, 2015		December 31, 2014
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(434)	$(282)	$(232)	$(150)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(474)	(308)	(256)	(166)
	$20,000				$(908)	$(590)	$(488)	$(316)

The following table reflects the total interest expense recorded in the consolidated statements of income during the three and nine months ended September 30, 2015 and 2014 as a result of periodic swap settlements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Interest rate swap on money market deposits	$49	$50	$148	$150
Interest rate swap on FHLB advance	51	54	156	153
Total interest expense on swap transactions	$100	$104	$304	$303

The following tables present the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps used as cash flow hedges for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Gains (losses) recognized in OCI on derivative (effective portion)	$(503)	$28	$(724)	$(676)

Losses reclassified from OCI on derivative (effective portion)	$(100)	$(104)	$(304)	$(303)

Gains (losses) recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

The estimated net amount of the existing losses that are reported in accumulated OCI at September 30, 2015 that is expected to be reclassified into earnings within the next twelve months is $372,000.

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

A summary of the Bank’s interest rate swaps related to clients as of September 30, 2015 and December 31, 2014 is included in the following table:

		Notional		Notional
		Amount	Fair Value	Amount	Fair Value
(in thousands)	Bank Position	September 30, 2015		December 31, 2014

Interest rate swaps with Bank clients	Pay variable/receive fixed	$19,277	$510	$—	$—
Offsetting interest rate swaps with counterparty	Pay fixed/ receive variable	(19,277)	(510)	—	—
Total		$—	—	$—	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with non-client counterparties when such net loss positions exceed $250,000. The fair value of investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.5 million and $734,000 at September 30, 2015 and December 31, 2014.

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

The table below presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2015	December 31, 2014

Unused warehouse lines of credit	$258,952	$208,069
Unused home equity lines of credit	275,482	240,372
Unused loan commitments - other	275,965	216,806
Commitments to purchase loans(1)	20,879	15,798
Standby letters of credit	13,641	12,383
FHLB letters of credit	—	750
Total commitments	$844,919	$694,178

(1) Commitments made through the Bank's Correspondent Lending channel.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net income	$5,640	$5,246	$27,748	$23,552

Weighted average shares outstanding	20,848	20,797	20,856	20,795
Effect of dilutive securities	86	94	80	96
Average shares outstanding including dilutive securities	20,934	20,891	20,936	20,891

Basic earnings per share:
Class A Common Stock	$0.27	$0.25	$1.34	$1.14
Class B Common Stock	$0.25	$0.24	$1.22	$1.09

Diluted earnings per share:
Class A Common Stock	$0.27	$0.25	$1.34	$1.13
Class B Common Stock	$0.25	$0.24	$1.22	$1.08

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Antidilutive stock options	23,000	16,000	323,100	16,000
Average antidilutive stock options	20,300	16,000	186,969	15,000

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

All shares issued under the above mentioned plans through September 30, 2015 were from authorized and reserved unissued shares. The Company has a sufficient number of authorized and reserved unissued shares to satisfy all anticipated option exercises. There are no Class B stock options outstanding or available for exercise under the Company’s plans.

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

The following table summarizes stock option activity from January 1, 2014 through September 30, 2015:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2014	327,500	$20.03
Granted	1,000	23.50
Exercised	(90,500)	19.78
Forfeited or expired	(83,000)	20.09
Outstanding, December 31, 2014	155,000	$20.15	1.14	$709,933

Granted	320,900	24.50
Exercised	(17,000)	19.60
Forfeited or expired	(18,050)	22.95
Outstanding, September 30, 2015	440,850	23.23	3.74	549,305

Fully vested and expected to vest	440,850	$23.23	3.74	$549,305
Exercisable (vested) at September 30, 2015	116,750	$19.84	0.17	$529,230

Information related to stock options for the three and nine months ended September 30, 2015 follows:

(in thousands)	2015	2014	2015	2014

Intrinsic value of options exercised	$26	$125	$81	$151
Cash received from options exercised, net of shares redeemed	125	326	244	443
Total fair value of options granted	11	5	1,150	5

The following table summarizes restricted stock activity from January 1, 2014 through September 30, 2015:

		Weighted-average
	Restricted	grant date fair
	Stock Awards	value per share
Outstanding, January 1, 2014	87,000	$19.85
Granted	—	—
Forfeited or expired	(1,500)	19.85
Earned and issued	(5,000)	19.85
Outstanding, December 31, 2014	80,500	19.85

Granted	2,500	25.19
Forfeited or expired	(2,000)	19.85
Earned and issued	—	—
Outstanding, September 30, 2015	81,000	$20.01

The Company recorded expense related to stock options and restricted stock awards for the three and nine months ended September 30, 2015 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Stock option expense	$48	$25	$104	$38
Restricted stock award expense	$60	$73	$207	$328

Unrecognized stock option and restricted stock award expense related to unvested options and awards (net of estimated forfeitures) are estimated as follows:

	Restricted
(in thousands)	Stock Awards	Options	Total

2015	$74	$68	$142
2016	297	267	564
2017	271	264	535
2018	120	262	382
2019	12	145	157
2020 and after	10	30	40

Total	$784	$1,036	$1,820

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

Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

Outstanding balance at end of period	$309,624	$356,108
Weighted average interest rate at period end	0.02%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$145,490	$121,378
Mortgage backed securities - residential	86,214	105,144
Collateralized mortgage obligations	119,737	151,956
Total securities pledged	$351,441	$378,478

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Average outstanding balance during the period	$363,905	$317,053	$363,518	$266,765
Average interest rate during the period	0.02%	0.04%	0.03%	0.04%
Maximum outstanding at any month end during the period	$369,606	$294,817	$408,955	$294,817

13. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$488	$(10)	$670	$2,618
Reclassification adjustment for gain on security available for sale recognized in earnings	—	—	(88)	—
Change in unrealized gain on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(58)	65	(84)	434
Net unrealized gains	430	55	498	3,052
Tax effect	(151)	(21)	(175)	(1,070)
Net of tax	279	34	323	1,982

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(503)	28	(724)	(676)
Reclassification amount for derivative losses realized in income	100	104	304	303
Net unrealized gains losses	(403)	132	(420)	(373)
Tax effect	140	(45)	146	131
Net of tax	(263)	87	(274)	(242)

Total other comprehensive income components, net of tax	$16	$121	$49	$1,740

Significant amounts reclassified out of each component of accumulated OCI for the three and nine months ended September 30, 2015 and 2014:

		Amounts Reclassified From Accumulated Other
		Comprehensive Income
		Three Months Ended		Nine Months Ended
	Affected Line Items in the Consolidated	September 30,		September 30,
(in thousands)	Statements of Income	2015	2014	2015	2014

Available for Sale Securities:

Gain on call of securities available for sale	Non interest income	$—	$—	$88	$—
Tax effect	Income tax expense	—	—	(31)	—
Net of tax	Net income	—	—	57	—

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(49)	(50)	(148)	(150)
Interest rate swap on FHLB advance	Interest expense on Federal Home Loan Bank advances	(51)	(54)	(156)	(153)
Total derivative losses on cash flow hedges	Total interest expense	(100)	(104)	(304)	(303)
Tax effect	Income tax expense	35	36	106	106
Net of tax	Net income	(65)	(68)	(198)	(197)

Net of tax, total all reclassification amounts	Net income	$(65)	$(68)	$(141)	$(197)

The following is a summary of the accumulated OCI balances, net of tax:

		2015
(in thousands)	December 31, 2014	Change	September 30, 2015

Unrealized gain on securities available for sale	$3,839	$378	$4,217
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(55)	737
Unrealized gain (loss) on cash flow hedge	(316)	(274)	(590)
Total unrealized gain	$4,315	$49	$4,364

		2014
(in thousands)	December 31, 2013	Change	September 30, 2014

Unrealized gain on securities available for sale	$2,526	$1,700	$4,226
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	282	766
Unrealized gain (loss) on cash flow hedge	111	(242)	(131)
Total unrealized gain	$3,121	$1,740	$4,861

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

As of September 30, 2015, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

The nature of segment operations and the primary drivers of net revenues by reportable segment are provided below:

	Segment:	Nature of Operations	Primary Drivers of Net Revenues

Traditional Banking

Provides traditional banking products to clients primarily in its market footprint via its network of banking centers and primarily to clients outside of its market footprint via its Internet and Correspondent Lending delivery channels.

Loans, investments and deposits
Core	Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the Nation.	Mortgage warehouse lines of credit
Banking	Mortgage Banking	Primarily originates, sells and services long-term, single family, first lien residential real estate loans primarily to clients in its market footprint.	Gain on sale of loans and servicing fees
Republic Processing Group

The TRS division facilitates the receipt and payment of federal and state tax refund products.  The RPS division offers general purpose reloadable cards.  The RCS division offers short-term credit products. RPG products are primarily provided to clients outside of the Bank’s market footprint.

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

Segment information for the three months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$27,612	$3,308	$67	$30,987	$437	$31,424

Provision for loan and lease losses	1,338	(238)	—	1,100	1,133	2,233

Net refund transfer fees	—	—	—	—	97	97
Mortgage banking income	—	—	972	972	—	972
Other non-interest income	6,115	8	76	6,199	538	6,737
Total non-interest income	6,115	8	1,048	7,171	635	7,806

Total non-interest expenses	24,109	663	1,151	25,923	2,315	28,238

Income (loss) before income tax expense	8,280	2,891	(36)	11,135	(2,376)	8,759
Income tax expense (benefit)	2,879	1,174	(13)	4,040	(921)	3,119
Net income (loss)	$5,401	$1,717	$(23)	$7,095	$(1,455)	$5,640

Segment end of period assets	$3,600,230	$393,110	$13,832	$4,007,172	$28,805	$4,035,977

Net interest margin	3.23%	3.62%	NM	3.27%	NM	3.31%

	Three Months Ended September 30, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$26,103	$2,234	$38	$28,375	$67	$28,442

Provision for loan and lease losses	1,471	71	—	1,542	(32)	1,510

Net refund transfer fees	—	—	—	—	(133)	(133)
Mortgage banking income	—	—	876	876	—	876
Other non-interest income	5,452	4	41	5,497	287	5,784
Total non-interest income	5,452	4	917	6,373	154	6,527

Total non-interest expenses	21,899	466	754	23,119	2,086	25,205

Income (loss) before income tax expense	8,185	1,701	201	10,087	(1,833)	8,254
Income tax expense (benefit)	3,005	595	71	3,671	(663)	3,008
Net income (loss)	$5,180	$1,106	$130	$6,416	$(1,170)	$5,246

Segment end of period assets	$3,325,922	$272,264	$11,150	$3,609,336	$16,283	$3,625,619

Net interest margin	3.35%	3.68%	NM	3.38%	NM	3.38%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM – Not Meaningful

Segment information for the nine months ended September 30, 2015 and 2014 follows:

	Nine Months Ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$80,369	$9,354	$180	$89,903	$1,601	$91,504

Provision for loan and lease losses	2,007	185	—	2,192	1,130	3,322

Net refund transfer fees	—	—	—	—	17,339	17,339
Mortgage banking income	—	—	3,549	3,549	—	3,549
Gain on call of securities available for sale	88	—	—	88	—	88
Other non-interest income	17,286	19	231	17,536	1,765	19,301
Total non-interest income	17,374	19	3,780	21,173	19,104	40,277

Total non-interest expenses	71,351	1,846	3,710	76,907	9,570	86,477

Income before income tax expense	24,385	7,342	250	31,977	10,005	41,982
Income tax expense	7,813	2,732	87	10,632	3,602	14,234
Net income	$16,572	$4,610	$163	$21,345	$6,403	$27,748

Segment end of period assets	$3,600,230	$393,110	$13,832	$4,007,172	$28,805	$4,035,977

Net interest margin	3.19%	3.58%	NM	3.23%	NM	3.26%

	Nine Months Ended September 30, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$77,809	$5,082	$133	$83,024	$272	$83,296

Provision for loan and lease losses	1,780	232	—	2,012	(512)	1,500

Net refund transfer fees	—	—	—	—	16,091	16,091
Mortgage banking income	—	—	2,174	2,174	—	2,174
Other non-interest income	16,451	9	186	16,646	1,412	18,058
Total non-interest income	16,451	9	2,360	18,820	17,503	36,323

Total non-interest expenses	68,431	1,294	2,977	72,702	8,986	81,688

Income (loss) before income tax expense	24,049	3,565	(484)	27,130	9,301	36,431
Income tax expense (benefit)	8,346	1,248	(169)	9,425	3,454	12,879
Net income (loss)	$15,703	$2,317	$(315)	$17,705	$5,847	$23,552

Segment end of period assets	$3,325,922	$272,264	$11,150	$3,609,336	$16,283	$3,625,619

Net interest margin	3.32%	3.80%	NM	3.34%	NM	3.32%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

15. SUBSEQUENT EVENT – AGREEMENT AND PLAN OF MERGER

Effective October 6, 2015, Republic and Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Community Bank (“CCB”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Company will acquire Cornerstone, with CCB merging into RB&T.  Cornerstone and CCB are headquartered in St. Petersburg, Florida.

Under the terms of the Agreement, the Company will acquire all of Cornerstone’s outstanding common stock in an all-cash transaction, resulting in a total cash payment to Cornerstone’s existing shareholders and stock option holders of approximately $32.3 million.  Republic will fund the cash payment through existing resources on-hand.

As of September 30, 2015, Cornerstone had approximately $243 million in assets, consisting of approximately $183 million in loans, no other real estate owned, approximately $35 million of marketable securities, approximately $5 million in cash and cash equivalents and approximately $20 million in other assets.  As of September 30, 2015, Cornerstone had approximately $216 million of liabilities, consisting of approximately $206 million in customer deposits and $8 million in Federal Home Loan Bank advances.

The Agreement was unanimously approved by the Republic and Cornerstone boards of directors on October 6, 2015.  The completion of the transaction is subject to customary conditions including regulatory approval and approval by Cornerstone’s shareholders, with an anticipated closing date during the first quarter of 2016.

All financial and other numeric measures of Cornerstone described in this filing are based upon Cornerstone’s internally prepared interim financial statement information as of September 30, 2015.

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

The Captive, which was formed during the third quarter of 2014, is a wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as eight other third-party insurance captives for which insurance may not be available or economically feasible.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; personal and corporate clients’ bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or cyber security attacks involving either the Company or one of the Company’s third party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”),  including Part 1 Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K and Part II Item 1A “Risk Factors” of this filing.

Broadly speaking, forward-looking statements include:

•	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives for future operations, products or services;
•	forecasts of future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

•	loan delinquencies; non-performing, classified, or impaired loans; and troubled debt restructurings (“TDRs”);
•

further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions for loan and lease losses (“Provision”);

•	future credit quality, credit losses and the overall adequacy of the Allowance for Loan and Lease Losses (“Allowance”);
•	potential impairment charges or write-downs of other real estate owned (“OREO”);
•	future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);
•	the future impact of Company strategies to mitigate interest rate risk;
•	future long-term interest rates and their impact on the demand for Mortgage Banking products, Warehouse lines of credit and Correspondent Lending products;
•	the future value of mortgage servicing rights (“MSRs”);

•	the potential impairment of investment securities;
•	the growth in the Bank’s loan portfolio, in general and overall mix of such portfolio;
•	the growth in the Bank’s Warehouse Lending portfolio;
•	the growth in single family residential, first lien real estate loans originated through the Bank’s Correspondent Lending delivery channel;
•	the volatility of the Bank’s Warehouse Lending portfolio outstanding balances;
•	the Bank’s ability to maintain and/or grow deposits;
•	the concentrations and volatility of the Bank’s securities sold under agreements to repurchase;
•	the Company’s intentions regarding its Trust Preferred Securities (“TPS”);
•	the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to pending or future business acquisitions;
•	future accretion of discounts on loans acquired in the Bank’s 2012 FDIC-assisted transactions and the effect of such accretion on the Bank’s net interest income and net interest margin;
•	future amortization of premiums on loans acquired through the Bank’s Correspondent Lending channel and the effect of such amortization on the Bank’s net interest income and net interest margin;
•	the future financial performance of Tax Refund Solutions (“TRS”), a division of the Republic Processing Group (“RPG”) segment;
•	future Refund Transfer (“RT”) volume for TRS;
•	the future net revenue associated with RTs at TRS;
•	the future financial performance of Republic Payment Solutions (“RPS”), a division of RPG;
•	the future financial performance of Republic Credit Solutions (“RCS”), a division of RPG;
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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K and Part II Item 1A “Risk Factors” of this filing.

Cornerstone Agreement and Plan of Merger

Effective October 6, 2015, Republic and Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Community Bank (“CCB”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Company will acquire Cornerstone, with CCB merging into RB&T.  Cornerstone and CCB are headquartered in St. Petersburg, Florida.

Under the terms of the Agreement, the Company will acquire all of Cornerstone’s outstanding common stock in an all-cash transaction, resulting in a total cash payment to Cornerstone’s existing shareholders and stock option holders of approximately $32.3 million.  Republic will fund the cash payment through existing resources on-hand.

As of September 30, 2015, Cornerstone had approximately $243 million in assets, consisting of approximately $183 million in loans, no other real estate owned, approximately $35 million of marketable securities, approximately $5 million in cash and cash equivalents and approximately $20 million in other assets.  As of September 30, 2015, Cornerstone had approximately $216 million of liabilities, consisting of approximately $206 million in customer deposits and $8 million in Federal Home Loan Bank advances.

The Agreement was unanimously approved by the Republic and Cornerstone boards of directors on October 6, 2015.  The completion of the transaction is subject to customary conditions including regulatory approval and approval by Cornerstone’s shareholders, with an anticipated closing date during the first quarter of 2016.

All financial and other numeric measures of Cornerstone described in this filing are based upon Cornerstone’s internally prepared interim financial statement information as of September 30, 2015.

 RPG to Introduce the “Easy Advance”

Since RB&T’s discontinuance of the Refund Anticipation Loan (“RAL”) in April 2012, the tax industry, as a whole, has continued to make credit alternatives available to its customer base each year, including the availability of RALs in various states through finance companies.  One credit alternative to a traditional RAL the industry has developed is a product that allows a taxpayer to receive an advance of a portion of their refund with no-fee paid by the taxpayer, with all fees for the advance being paid by the tax preparer or tax software company (collectively, the “Tax Providers”) to the lenders that offer this product.  In an effort to gain a competitive marketing advantage, some Tax Providers offered this no-fee advance product to the public in 2015 with some planning to offer a similar program in the upcoming first quarter 2016 tax season.

The Bank’s Board of Directors (“Board”) and senior management have developed plans to work with the Tax Providers to offer a no-fee tax credit product during the first quarter of 2016.  As part of the program, the Tax Providers will pay the Bank a flat fee per approved tax credit product.  Management currently anticipates that the RPG’s credit product, which has been named “Easy Advance,” will have the following features:

•	An advance amount of $750 per customer;
•	No requirement that the customer obtain another bank product, such as an RT;
•	All fees for the product to be paid by the Tax Providers;
•	The customer can elect to have proceeds disbursed by direct deposit, prepaid card, check or the Walmart Direct2Cash product;
•	The Tax Providers may not impose an upcharge of any kind to the Easy Advance customer to offset the cost of the advance,
•	Repayment to the Bank will be deducted from the customer’s tax refund proceeds; and
•	If an insufficient refund to repay the Easy Advance occurs:
o	there would be no recourse to the customer,
o	no negative credit reporting on the customer, and
o	no collection efforts against the customer.

During the third quarter of 2015, the Bank’s senior management team reviewed with its primary federal regulator, the FDIC, the features listed above for the Easy Advance product and the Bank’s plans to offer the product during the first quarter of 2016.

RB&T’s management has built an internal model projecting out the overall volume and profitability of the Easy Advance product for the upcoming tax season.  Management is currently uncertain as to the overall predictability of its internal projections due to many factors, with the two most significant factors being the overall volume of the product and the overall credit losses for the product.

Management believes the overall volume of the product will be primarily dependent on the overall marketing of the product by the Tax Providers.  The Tax Providers’ willingness to market the product will be highly dependent upon the actual value and perceived value of the product by the Tax Providers.  The product is intended to be a no-fee value-added product to the taxpayer customer.  This no-fee product to the customer is intended to attract additional tax preparation customers to the Tax Providers, with the Tax Providers’ expectation to earn more than enough revenue on their tax preparation services to cover the costs they incur in offering the product.  If the actual value or perceived value of the product does not meet with the Tax Providers’ expectations, the overall marketing of the product is likely to be less significant, and as a result, the sales volume of the product will be lower than RB&T’s management currently estimates.  If the product offering does indeed increase taxpayer foot traffic to the Tax Providers, the marketing of the product could be significant and as a result the volume of the product could be higher than RB&T’s management currently estimates.

Related to the overall credit losses for the Easy Advance, the Bank’s ability to control those losses will be highly dependent upon its ability to predict the taxpayer’s likelihood to receive his or her tax refund filed with the IRS.  The Bank’s approval model for the Easy Advance will be based on prior year IRS funding patterns with on-going changes made in-season to adjust for any new current year funding patterns recognized by the Bank.  Because much of the loan volume overall will occur before any current year funding patterns can be analyzed with subsequent underwriting changes made, credit losses could be higher than management’s predictions if IRS funding patterns change materially between the first quarter of 2015 and the first quarter of 2016.

See additional discussion regarding the RPG segment and the Easy Advance under Part II Item 1A “Risk Factors.”

BUSINESS SEGMENT COMPOSITION

As of September 30, 2015, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The Warehouse segment was reported as a division of the Traditional Banking segment prior to the fourth quarter of 2014, but realized the quantitative and qualitative nature of a segment by the end of 2014.  All prior periods have been reclassified to conform to the current presentation.

	Three months ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$5,401	$1,717	$(23)	$7,095	$(1,455)	$5,640
Total assets	3,600,230	393,110	13,832	4,007,172	28,805	4,035,977
Net interest margin	3.23%	3.62%	NM	3.27%	NM	3.31%

	Three months ended September 30, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$5,180	$1,106	$130	$6,416	$(1,170)	$5,246
Total assets	3,325,922	272,264	11,150	3,609,336	16,283	3,625,619
Net interest margin	3.35%	3.68%	NM	3.38%	NM	3.38%

	Nine months ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$16,572	$4,610	$163	$21,345	$6,403	$27,748
Total assets	3,600,230	393,110	13,832	4,007,172	28,805	4,035,977
Net interest margin	3.19%	3.58%	NM	3.23%	NM	3.26%

	Nine months ended September 30, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$15,703	$2,317	$(315)	$17,705	$5,847	$23,552
Total assets	3,325,922	272,264	11,150	3,609,336	16,283	3,625,619
Net interest margin	3.32%	3.80%	NM	3.34%	NM	3.32%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 14 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Bank provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2015, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 19

•Central Kentucky — 8

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 4

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Florence — 1

•Independence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 2

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

The Bank’s principal lending activities consists of the following:

Retail Mortgage Lending — Through its retail banking centers detailed above, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, residential real estate loans.  In addition, the Bank originates home equity loans and home equity lines of credit (“HELOCs”) through its retail banking centers. All such loans are generally collateralized by owner occupied property.  For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through the Correspondent Lending channel and Internet Banking are generally secured by owner occupied collateral located outside of the Bank’s market footprint.   All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” segment and are discussed below and elsewhere in this filing.

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

During 2015, while continuing to increase its total commercial-related loan portfolio, the Bank has strived to diversify its commercial loan mix by increasing the ratio of C&I loans to total commercial loans and conversely decreasing the ratio of CRE loans to total commercial loans.

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

Correspondent Lending — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.  As previously disclosed, loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s market footprint. As of September 30, 2015,  80% of loans originated through the Company’s Correspondent Lending channel were secured by single family residences located in the state of California.

Consumer Lending — Traditional consumer loans made by the Bank include secured and unsecured personal loans in addition to credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family, first lien residential real estate loans, other traditional consumer loan products, while available, are not and have not been actively promoted in the Bank’s markets.

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

Bank Acquisitions — The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its organic growth strategies.  On October 7, 2015, the Company announced that it had entered into an agreement to acquire Cornerstone Bancorp, Inc., headquartered in St. Petersburg, Florida.

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

During the third quarter of 2015, one of RCS’ small dollar consumer loan programs exited the program’s pilot phase.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest. During the third quarter of 2015, the Company sold approximately $63 million of loans from this program compared to $198,000 during the third quarter of 2014. As of September 30, 2015, RCS carried approximately $5 million in such loans on its balance sheet, which represented the aforementioned 10% retained ownership.  The growth of this program, as discussed below, had a meaningful impact on RPG’s results of operations for the three and nine months ended September 30, 2015.

See additional detail regarding the RPG segment under Footnote 14 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014)

Net income for the third quarter of 2015 was $5.6 million, representing an increase of $394,000, or 8%, compared to the same period in 2014. Diluted earnings per Class A Common Share increased to $0.27 for the quarter ended September 30, 2015 compared to $0.25 for the same period in 2014.

Within the Company’s Traditional Banking segment, net income for the third quarter of 2015 increased $221,000, or 4%, from the same period in 2014, primarily due to an increase in net interest income, driven by solid loan growth during the previous twelve months.

Net income at the Company’s Warehouse segment increased $611,000, or 55%, for  the third quarter of 2015 compared to the same period in 2014, as both total commitments and usage of such commitments increased.

The Company’s Mortgage Banking segment reflected a  net loss of $23,000 for the third quarter of 2015 compared to net income of $130,000  for the same period in 2014.

RPG’s third quarter 2015 net loss increased $285,000, or 24%, over the same period in 2014.

Other general highlights by business segment for the quarter ended September 30, 2015 consisted of the following:

Traditional Banking segment

•	Net income increased $221,000, or 4%, for the third quarter of 2015 compared to the same period in 2014.

•

Net interest income increased $1.5 million, or 6%, for the third quarter of 2015 compared to the same period in 2014. The Traditional Banking segment net interest margin decreased 12 basis points for the quarter ended September 30, 2015 to 3.23% from 3.35% during the third quarter of 2014.

•	The Traditional Banking Provision was $1.3 million for the third quarter of 2015 compared to $1.5 million for the same period in 2014.

•	Total non interest income increased $663,000, or 12%, for the third quarter of 2015 compared to the same period in 2014.

•	Total non interest expense increased $2.2 million, or 10%, during the third quarter of 2015 compared to the third quarter of 2014.

•	Gross Traditional Bank loans increased by $71 million, or 2%, from June 30, 2015 to September 30, 2015.

•

Traditional Bank deposits increased by $95 million, or 4%, from June 30, 2015 to September 30, 2015, with non interest-bearing deposits increasing $48 million, or 9%, and interest-bearing deposits increasing approximately $47 million, or 3%.

Warehouse Lending segment

•	Net income increased $611,000, or 55%, for the third quarter of 2015 compared to the same period in 2014.

•

Net interest income increased $1.1 million, or 48%, for the third quarter of 2015 compared to the same period in 2014. The Warehouse segment net interest margin decreased 6 basis points from the third quarter of 2014 to 3.62% for the same period in 2015.

•	The Warehouse Provision was a credit of $238,000 for the third quarter of 2015 compared to charge of $71,000 for the same period in 2014.

•	Average line usage was 56% during the third quarter of 2015 compared to 54% during the third quarter of 2014.

•	Outstanding balances for Warehouse lines of credit decreased by $95 million, or 20%, during the third quarter of 2015 compared to an increase of $28 million, or 12%, during the third quarter of 2014.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $96,000, or 11%, during the third quarter of 2015 compared to the same period in 2014.

•

Overall, Republic’s proceeds from the sale of secondary market loans totaled $35 million during the third quarter of 2015 compared to $22 million during the same period in 2014.  Volume during the third quarter of 2015 benefited from continued low, long-term interest rates.

Republic Processing Group segment

•

Net loss increased $285,000, or 24%, for the third quarter of 2015 compared to the same period in 2014.    The higher net loss was primarily driven by up-front loan loss provisions required for the growth in one of RCS’s small dollar consumer loan programs.  The Company moved beyond the pilot phase for this program in June and began to grow these loans substantially compared to its historical growth rates. Altogether, Republic’s portion of these loans, which represents 10% of the total of this program’s loans outstanding, grew approximately $3 million during the third quarter of 2015.

•

While the Bank discontinued the offering of its Refund Anticipation Loan (“RAL”) product effective April 30, 2012, the Bank still records recoveries on RALs charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. Overall, RPG recorded a net charge to the Provision of $1.1 million during the third quarter of 2015, compared to a net credit of $32,000 for the same period in 2014.

•	Non interest income increased $481,000 for the third quarter of 2015 compared to the same period in 2014.

•	Non interest expenses were $2.3 million for the third quarter of 2015 compared to $2.1 million for the same period in 2014.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014)

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

Total Company net interest income increased $3.0 million, or 10%, during the third quarter of 2015 compared to the same period in 2014.  The primary driver of the increase in total Company net interest income was growth in the Company’s quarterly average loans outstanding, which increased $439 million, or 16%, from the third quarter of 2014 to the third quarter of 2015. The benefit from the growth in the loan portfolio was partially offset by a continuing general decline in the Company’s interest-earning asset yields without a similar corresponding decline in funding costs. The total Company net interest margin decreased from 3.38% during the third quarter of 2014 to 3.31% for the same period in 2015.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.5 million, or 6%, for the quarter ended September 30, 2015 compared to the same period in 2014.  The Traditional Banking net interest margin was 3.23% for the third quarter of 2015, a decrease of 12 basis points from the same period in 2014. The increase in the Traditional Bank’s net interest income and the decrease in the net interest margin during the third quarter of 2015 were primarily attributable to the following factors:

•

Traditional Bank loans, excluding loans acquired through the Company’s 2012 FDIC-assisted transactions, experienced yield compression of 22 basis points from the third quarter of 2014 to the same period in 2015.  Average loans outstanding, excluding loans from the 2012 FDIC-assisted transactions, were $2.5 billion with a weighted average yield of 4.30% during the third quarter of 2014 compared to $2.8 billion with a weighted average yield of 4.08% during the third quarter of 2015. The overall effect of these changes in rate and volume was an increase of $2.0 million in interest income. The increase in average loans for the third quarter of 2015 over the third quarter of 2014 was driven primarily by the growth in the Bank’s lower yielding Correspondent loan portfolio, which the Bank first began to acquire in May 2014.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower due to payoffs on the portfolio over the previous twelve months together with diminishing benefits from discount accretion.  Overall, the average balance of the portfolio was $29 million with a yield of 16.70% for the third quarter of 2015 compared to $52 million with a yield of 12.37% for the same period in 2014. The overall effect of these changes in rate and volume was a decrease of $381,000 in interest income. Interest income on this portfolio was $1.6 million during the third quarter of 2014, with $732,000, or 46%, of such income attributable to discount accretion compared to interest income of $1.2 million for the same period in 2015, with $703,000, or 58%, of such income attributable to discount accretion.   Discount accretion on this portfolio contributed 10 and 11 basis points, respectively, to the overall Traditional Bank’s net interest margin. Management projects accretion of loan discounts related to the 2012 FDIC-assisted transactions to be approximately $300,000 for the remainder of 2015. The accretion estimate for the remainder of 2015 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

•

The weighted average cost of FHLB advances during the third quarter of 2015 compared to the same period in 2014 declined to 1.93% from 2.16%. The average outstanding advances increased $41 million during the same period, with the Traditional Bank employing a higher mix of lower cost overnight borrowings during third quarter of 2015. The net effect of these changes in rate and volume was an increase in net interest income of $134,000.

•

The weighted average cost of time deposits during the third quarter of 2015 compared to the same period in 2014 increased to 1.00% from 0.60%, while average time deposits increased $35 million during the same period. These changes in rate and volume drove a $270,000 increase in interest expense and were primarily driven by the Bank’s promotion of its five-year certificate of deposit product. This promotion first began in September of 2014, and through September 30, 2015, had raised $60 million in certificates of deposit at a weighted average cost of 1.93%.

The Company elected not to redeem its subordinated note on October 1, 2015, the expiration of the note’s fixed rate period.  Effective October 1, 2015, the Company’s subordinated note is subject to repricing on the first day of each calendar quarter based on the three-month London Interbank Offered Rate (“LIBOR”), as of the close of business two business days prior to the end of the quarter, plus 1.42%.  Based on the new rate in effect on October 1, 2015, the quarterly cost related to the Company’s subordinated debentures will decrease from approximately $628,000 during the third quarter of 2015 to approximately $183,000 for the fourth quarter of 2015, an expected savings of $445,000 for the fourth quarter.  The overall savings related to the quarterly interest expense for the Company’s subordinated note in the future is subject to changes in the three-month LIBOR.

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

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.1 million, or 48%, from the third quarter of 2014 compared to the same period in 2015, despite a decline in net interest margin of 6 basis points. The increase in net interest income was primarily attributable to higher average outstanding balances for the current period as compared to the same period in 2014.

Total Warehouse line commitments increased from $483 million at September 30, 2014 to $653 million at September 30, 2015. Average line usage rates of such commitments increased to 56% during the third quarter of 2015 compared from 54% during the third quarter of 2014.  Usage rates for the third quarter of 2015 benefitted from continued low, long-term mortgage rates during the period, while the overall yield declined due to competitive pricing pressures within the industry.

Driven by the increase in outstanding commitments and usage rates, average outstanding Warehouse lines of credit during the third quarter of 2015 increased $122 million, or 50%, compared to the same period in 2014.  Average outstanding warehouse lines were $365 million during the third quarter of 2015 with a weighted average yield of 3.86%, compared to average outstanding lines of $243 million with a weighted average yield of 3.92% for the same period in 2014.

Republic Processing Group segment

Net interest income within the RPG segment increased $370,000 from the third quarter of 2014 compared to the same period in 2015. The increase in net interest income was primarily attributable to year over year growth in higher yielding short-term, consumer credit products at the RCS division.

Average RPG loans during the third quarter of 2015 increased $5 million compared to the same period in 2014.  The weighted average yield during the third quarter of 2015 was 21.11%, compared to 9.09% for the same period in 2014.  The growth in loans at RPG occurred as the Company moved beyond the pilot phase for one of its small dollar consumer loan programs in June to grow these loans substantially compared to the program’s historical growth rates.

Table 1 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$533,956	$2,039	1.53%	$539,020	$2,202	1.63%
Federal funds sold and other interest-earning deposits	30,633	28	0.37%	29,713	26	0.35%
RPG loans and fees(2)(3)	8,317	439	21.11%	3,299	75	9.09%
Outstanding Warehouse lines of credit and fees(2)(3)	365,291	3,525	3.86%	243,020	2,379	3.92%
All other loans and fees(2)(3)	2,861,449	30,076	4.20%	2,549,469	28,462	4.47%

Total interest-earning assets	3,799,646	36,107	3.80%	3,364,521	33,144	3.94%

Allowance for loan and lease losses	(26,032)			(22,869)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	62,422			60,367
Premises and equipment, net	32,727			33,932
Bank owned life insurance	51,963			50,862
Other assets(1)	50,775			43,200
Total assets	$3,971,501			$3,530,013

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$863,630	$148	0.07%	$755,061	$124	0.07%
Money market accounts	491,486	194	0.16%	472,242	189	0.16%
Time deposits	202,531	505	1.00%	167,531	253	0.60%
Brokered money market and brokered certificates of deposit	182,906	221	0.48%	102,968	364	1.41%

Total interest-bearing deposits	1,740,553	1,068	0.25%	1,497,802	930	0.25%

Securities sold under agreements to repurchase and other short-term borrowings	363,905	17	0.02%	317,053	28	0.04%
Federal Home Loan Bank advances	616,509	2,982	1.93%	575,761	3,116	2.16%
Subordinated note	41,240	616	5.97%	41,240	628	6.09%

Total interest-bearing liabilities	2,762,207	4,683	0.68%	2,431,856	4,702	0.77%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	609,641			521,360
Other liabilities	22,468			18,047
Stockholders’ equity	577,185			558,750
Total liabilities and stock-holders’ equity	$3,971,501			$3,530,013

Net interest income		$31,424			$28,442

Net interest spread			3.12%			3.17%

Net interest margin			3.31%			3.38%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The total amount of loan fee income included in total interest income was $2.5 million and $1.8 million for the three months ended September 30, 2015 and 2014.
(3)	Average balances for loans include the principal balance of non-accrual loans, loans held for sale, loan premiums, discounts and unamortized loan origination fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis for the Three Months Ended September 30, 2015 and 2014

		Three Months Ended September 30, 2015
		Compared to
		Three Months Ended September 30, 2014
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(163)	$(21)	$(142)
Federal funds sold and other interest-earning deposits	2	1	1
RPG loans and fees	364	195	169
Outstanding Warehouse lines of credit and fees	1,146	1,181	(35)
All other loans and fees	1,614	3,345	(1,731)

Net change in interest income	2,963	4,701	(1,738)

Interest expense:

Transaction accounts	24	18	6
Money market accounts	5	8	(3)
Time deposits	252	61	191
Brokered money market and brokered certificates of deposit	(143)	182	(325)
Securities sold under agreements to repurchase and other short-term borrowings	(11)	4	(15)
Federal Home Loan Bank advances	(134)	211	(345)
Subordinated note	(12)	—	(12)

Net change in interest expense	(19)	484	(503)

Net change in net interest income	$2,982	$4,218	$(1,236)

Provision for Loan and Lease Losses

The Company recorded a Provision of $2.2 million for the third quarter 2015, compared to $1.5 million for the same period in 2014.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2015 was $1.3 million, compared to $1.5 million for the third quarter of 2014. An analysis of the Provision for the third quarter of 2015 compared to the same period in 2014 follows:

•

Related to the Bank’s pass rated and non-rated credits, the Bank recorded net charges of $1.0 million and $1.1 million to the Provision during the third quarters of 2015 and 2014.  The net charges in both periods were primarily driven by loan growth.

•

Related to the Bank’s loans rated “Substandard” or “Special Mention,” the Bank recorded net charges of $224,000 and $477,000 to the Provision during the third quarters of 2015 and 2014.  The net charge to the Provision for the third quarter of 2015 was primarily the result of an increase in the assumed lives for a portion of the Bank’s retail TDRs based on updated analysis of the recent payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method. The net charge to the Provision for the third quarter of 2014 was primarily associated with allocations on two collateral dependent impaired relationships.

As a percentage of total loans, the Traditional Banking Allowance was 0.85% at September 30, 2015 compared to 0.87% at both December 31, 2014 and September 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at September 30, 2015.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was a credit of $238,000 for the third quarter of 2015, a $309,000 decrease from the same period in 2014.  Outstanding Warehouse balances declined $95 million during the third quarter of 2015 from a month-end record high of $489 million at June 30, 2015.  In contrast, outstanding Warehouse balances grew $28 million during the third quarter of 2014.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2015, December 31, 2014 and September 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2015.

Republic Processing Group segment

As previously reported, the Company through the TRS division of RPG ceased offering the RAL product effective April 30, 2012.  During the third quarters of 2015 and 2014, the Bank recorded recoveries of $21,000 and $32,000 to the RPG Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded charges of $1.2 million and $64,000 to the Provision during the third quarters of 2015 and 2014 associated with growth in the RCS division’s short-term consumer loans. The increase in Provision for RPG during the quarter was primarily driven by the previously mentioned growth in one of RCS’ loan programs, as the Company moved beyond the pilot phase for this particular program.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 3 — Summary of Loan and Lease Loss Experience for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30,
(dollars in thousands)	2015	2014

Allowance at beginning of year	$25,248	$22,772

Charge offs:

Residential real estate
Owner occupied	(153)	(161)
Owner occupied - correspondent	—	—
Non owner occupied	(97)	(135)
Commercial real estate	(27)	(365)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(110)	(146)
Consumer:
RPG loans	(182)	(2)
Credit cards	(30)	(23)
Overdrafts	(152)	(136)
Purchased whole loans	(25)	—
Other consumer	(82)	(105)
Total charge offs	(858)	(1,073)

Recoveries:

Residential real estate
Owner occupied	76	26
Owner occupied - correspondent	—	—
Non owner occupied	—	17
Commercial real estate	—	9
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	18	37
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	54	88
Consumer:
RPG loans	24	32
Credit cards	6	10
Overdrafts	63	91
Purchased whole loans	1	—
Other consumer	94	98
Total recoveries	336	408
Net loan charge offs	(522)	(665)

Provision - Core Banking	1,100	1,542
Provision - RPG	1,133	(32)
Total Provision	2,233	1,510
Allowance at end of period	$26,959	$23,617

Credit Quality Ratios:

Allowance to total loans	0.82%	0.81%
Allowance for to non-performing loans	116%	110%
Net loan charge offs to average loans	0.06%	0.10%

Non Interest Income

Non interest income increased $1.3 million, or 20%, for the third quarter of 2015 compared to the same period in 2014. The most significant components comprising the total Company’s increase in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $663,000, or $12%, for the third quarter of 2015 compared to the same period in 2014.  The most significant categories affecting the change in non interest income for the quarter were as follows:

Service charges on deposit accounts decreased from $3.6 million for the third quarter of 2014 to $3.4 million for the third quarter of 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended September 30, 2015 and 2014 remained at $2.0 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended September 30, 2015 and 2014 were $434,000 and $417,000.  The negative overall trend for deposit fees has occurred for several periods and is the direct result of a continued reduction in consumer overdraft activity combined with a low growth rate in the number of active checking accounts at the Bank.  At this time, management does not anticipate that this trend will reverse anytime in the near future.

Interchange income increased from $1.6 million during the third quarter of 2014 to $1.9 million during the third quarter of 2015. The increase in interchange income was primarily driven by increases in both credit and debit card sales volume of 30% and 5%, respectively. Such sales growth was further complemented by a greater mix of commercial credit and signature debit transactions, which generally generate higher margins than consumer related transactions.

Net losses on OREO fluctuated from a net loss of $758,000 during the third quarter of 2014 to a net loss of $8,000 for the same period in 2015. The net losses during the third quarters of 2015 and 2014 were primarily driven by mark-to-market writedowns of OREO properties.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $96,000, or 11%, during the third quarter of 2015 compared to the same period in 2014.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $35 million during the third quarter of 2015 compared to $22 million during the same period in 2014.  Republic’s net gains as a percentage of loans sold decreased from 3.25% during the third quarter of 2014 to 2.42% during the third quarter of 2015.  While volume during the third quarter of 2015 benefited from continued low, long-term interest rates, the Company’s pricing yield on the loans it sold declined due to competitive pressures.

Republic Processing Group segment

Within the RPG segment, non interest income increased $481,000  during the third quarter of 2015 compared to the same period in 2014.  The increase in non interest income resulted from the previously discussed increase in volume from one of the RCS’ small dollar consumer loan programs.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest in these loans.  As a result, the RPG segment realizes non interest income from the program in the form of gain on sale of loans.  During the third quarter of 2015, the Company sold approximately $63 million of loans from this program compared to $198,000 during the third quarter of 2014.

Non Interest Expenses

Total Company non interest expenses increased $3.0 million, or 12%, during the third quarter of 2015 compared to the same period in 2014. The most significant components comprising the increase in non interest expense by business segment were as follows:

Traditional Banking segment

For the third quarter of 2015 compared to the same period in 2014, Traditional Banking non interest expenses increased $2.2 million, or 10%.

Salaries and benefits increased $2.3 million, or 22%, for the third quarter of 2015 compared to the same period in 2014.  Comparability of salaries and benefits expense between the two quarters was meaningfully impacted by adjustments to incentive compensation accruals, which were made during both respective periods to bring accrual balances in line with projected payouts for the year.  As a result of these adjustments, net incentive compensation expense was $661,000 for the third quarter of 2015 compared to a net credit of $614,000 for the third quarter of 2014.

Excluding the impact of these incentive compensation adjustments, salaries and benefits expense increased $920,000, or 8%, for the third quarter of 2015 as compared to the third quarter of 2014.  A substantial majority of this increase occurred as the Traditional Bank increased its full-time equivalent employees (“FTEs”) from 667 at September 30, 2014 to 697 at September 30, 2015.  The increased staffing was generally spread throughout the Traditional Bank in order to meet current loan demand and execute the Company’s overall long-term growth objectives.

Marketing and development expenses decreased $407,000, or 36%, during the third quarter of 2015 primarily due to increased promotions during the third quarter of 2014 related to the Company’s brand marketing campaign.

Warehouse Lending segment

For the third quarter of 2015 compared to the same period in 2014, Warehouse non interest expenses increased $197,000, or 42%. The increase was primarily related to salaries and employee benefits expense and was driven by year-end merit increases and additional staffing over the previous twelve months.

Republic Processing Group segment

For the third quarter of 2015 compared to the same period in 2014, RPG non interest expenses increased $229,000.

Salaries and employee benefits increased $370,000, or 28%, driven by year-end merit increases and additional staffing over the previous twelve months.

Occupancy expenses decreased $188,000, or 43%, for the third quarter of 2015 compared to the third quarter of 2014, primarily due to the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

OVERVIEW (Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014)

Net income for the nine months ended September 30, 2015 was $27.7 million, representing an increase of $4.2 million, or 18%, compared to the same period in 2014. Diluted earnings per Class A Common Share increased to $1.34 for the nine months ended September 30, 2015 compared to $1.13 for the same period in 2014.

Within the Company’s Traditional Banking segment, net income for the nine months ended September 30, 2015 increased $869,000, or 6%, from the same period in 2014, primarily due to an increase in net interest income, driven by solid loan growth during the previous twelve months.

Net income at the Company’s Warehouse segment for the nine months ended September 30, 2015 increased $2.3 million, or 99%, from the same period in 2014, as both total commitments and usage of such commitments increased significantly from the first nine months of 2014.

The Company’s Mortgage Banking segment reflected net income of $163,000 for the nine months ended September 30, 2015 compared to net loss of $315,000 from the same period in 2014. The improvement was primarily due to higher demand for mortgage products and was primarily driven by continued low, long-term mortgage rates during the period.

RPG’s net income for the nine months ended September 30, 2015 increased $556,000, or 10%, over the same period in 2014.  The higher profitability was primarily driven by the TRS division, which experienced a 39% increase in RT volume.

Other general highlights by business segment for the nine months ended September 30, 2015 consisted of the following:

Traditional Banking segment

•	Net income increased $869,000, or 6%, for the first nine months of 2015 compared to the same period in 2014.

•

Net interest income increased $2.6 million, or 3%, for the first nine months of 2015 to $80.4 million. The Traditional Banking segment net interest margin decreased 13 basis points for the nine months ended September 30, 2015 to 3.19%.

•	The Traditional Banking Provision was $2.0 million for the first nine months of 2015 compared to $1.8 million for the same period in 2014.

•	Total non interest income increased $923,000, or 6%, for the first nine months of 2015 compared to the same period in 2014.

•	Total non interest expense increased $2.9 million, or 4%, during the first nine months of 2015 compared to the first nine months of 2014.

•	Gross Traditional Bank loans increased by $182 million, or 7%, from December 31, 2014 to September 30, 2015.

•	Traditional Bank deposits grew by $310 million, or 15%, from December 31, 2014 to September 30, 2015.

•	Total non-performing loans to total loans for the Traditional Banking segment was 0.80% at September 30, 2015, compared to 0.87% at December 31, 2014 and 0.81% at September 30, 2014.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.41% at September 30, 2015, compared to 0.58% at December 31, 2014 and 0.46% at September 30, 2014.

Warehouse Lending segment

•	Net income increased $2.3 million, or 99%, for the first nine months of 2015 compared to the same period in 2014.

•

Net interest income increased $4.3 million, or 84%, for the first nine months of 2015 compared to the same period in 2014. The Warehouse segment net interest margin decreased 22 basis points from the first nine months of 2014 to 3.58% for the same period in 2015.

•	The Warehouse Provision was $185,000 for the first nine months of 2015 compared to $232,000 for the same period in 2014.

•	Total committed lines increased from $483 million at September 30, 2014 to $527 million at December 31, 2014 to $653 million at September 30, 2015.

•	Average line usage was 57% during the first nine months of 2015 compared to 46% during the same period in 2014.

•	Outstanding balances for Warehouse lines of credit increased by $75 million, or 23%, for the first nine months of 2015 compared to an increase of $123 million, or 82%, during the same period in 2014.

•	There were no non-performing loans or delinquent loans associated with the Warehouse segment at September 30, 2015, December 31, 2014 or September 30, 2014.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $1.4 million, or 63%, during the first nine months of 2015 compared to the same period in 2014.

•

Overall, Republic’s proceeds from the sale of secondary market loans totaled $129 million during the first nine months of 2015 compared to $54 million during the same period in 2014.  Volume during the first nine months of 2015 benefited from favorably low, long-term mortgage rates during the period.

Republic Processing Group segment

•	Net income increased $556,000, or 10%, for the first nine months of 2015 compared to the same period in 2014.

•

While the Bank discontinued the offering of its RAL product effective April 30, 2012, the Bank still records recoveries on RALs charged-off in prior periods. Additionally, RPG provides for losses on short-term consumer loans originated through the RCS division. Overall, RPG recorded a net charge to the Provision of $1.1 million during the first nine months of 2015, compared to a net credit of $512,000 for the same period in 2014.

•	Non interest income was $19.1 million for the first nine months of 2015 compared to $17.5 million for the same period in 2014.

•

Net RT revenue increased $1.2 million, or 8%, during the first nine months of 2015 compared to the first nine months of 2014. Total RTs processed during the first nine months 2015 tax season by the TRS division increased by 39% from the first nine months 2014 tax season, driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

•	Non interest expenses were $9.6 million for the first nine months of 2015 compared to $9.0 million for the same period in 2014.

RESULTS OF OPERATIONS  (Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014)

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

Total Company net interest income increased $8.2 million, or 10%, during the first nine months of 2015 compared to the same period in 2014. The primary driver of the increase in total Company net interest income was growth in the Company’s average loans over the past twelve months, which increased $485 million, or 18%, over this time period. The benefit from loan growth was partially offset by a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs, along with a decrease in accretion income associated with the Bank’s 2012 FDIC-assisted transactions.  The total Company net interest margin decreased from 3.32% during the first nine months of 2014 to 3.26% for the same period in 2015.

The most significant components affecting the total Company’s net interest income by business segment were as follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $2.6 million, or 3%, for the first nine months ended September 30, 2015 compared to the same period in 2014. The Traditional Banking net interest margin decreased 13 basis points from the same period in 2014 to 3.19%. The increase in the Traditional Bank’s net interest income and decrease in net interest margin during the first nine months of 2015 was primarily attributable to the following factors:

•

Traditional Bank loans, excluding loans acquired through the Company’s 2012 FDIC-assisted transactions, experienced yield compression of  24 basis points from the first nine months of 2014 to the same period in 2015.  Average loans outstanding, excluding loans from the 2012 FDIC-assisted transactions, were $2.4 billion with a weighted average yield of 4.31% during the first nine months of 2014 compared to $2.8 billion with a weighted average yield of 4.07% during the first nine months of 2015. The overall effect of these changes in rate and volume was an increase of $5.4 million in interest income. The increase in average loans for the first nine months of 2015 over the first nine months of 2014 was driven primarily by the growth in the Bank’s lower yielding Correspondent loan portfolio, which the Bank first began to acquire in May 2014.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower due to payoffs on the portfolio over the previous twelve months together with diminishing benefits from discount accretion.  Overall, the average balance of the portfolio was $34 million with a yield of 14.20% for the first nine months 2015 compared to $60 million with a yield of 16.20% for the same period in 2014. The overall effect of these changes in rate and volume was a decrease of $3.7 million in interest income. Interest income on this portfolio was $7.3 million during the first nine months of 2014, with $4.2 million, or 57%, of such income attributable to discount accretion compared to interest income of $3.6 million for the same period in 2015, with $2.1 million, or 59%, of such income attributable to discount accretion.   Discount accretion income on this portfolio contributed 10 and 23 basis points, respectively, to the overall Traditional Bank’s net interest margin. Management projects accretion of loan discounts related to the 2012 FDIC-assisted transactions to be approximately $300,000 for the remainder of 2015. The accretion estimate for the remainder of 2015 could be positively impacted by positive workout arrangements in which the Bank receives loan payoffs for amounts greater than the loans’ respective carrying values.

•

The weighted average cost of FHLB advances during the first nine months of 2015 compared to the same period in 2014 declined to 1.95% from 2.30%. The average outstanding advances increased $33 million during the same period, with the Traditional Bank employing a higher mix of lower cost overnight borrowings during 2015. The net effect of these changes in rate and volume was an increase in net interest income of $1.0 million.

•

The weighted average cost of time deposits during the first nine months of 2015 compared to the same period in 2014 increased to 0.94% from 0.61%, while average time deposits increased $27 million during the same period. These changes in rate and volume drove a $607,000 increase in interest expense and were primarily driven by the Bank’s promotion of its five-year certificate of deposit product. This promotion first began in September of 2014, and through September 30, 2015, had raised $60 million in certificates of deposit at a weighted average cost of 1.93%.

The Company elected not to redeem its subordinated note on October 1, 2015, the expiration of the note’s fixed rate period.  Effective October 1, 2015, the Company’s subordinated note is subject to repricing on the first day of each calendar quarter based on the three-month LIBOR, as of the close of business two business days prior to the end of the quarter, plus 1.42%.  Based on the new rate in effect on October 1, 2015, the quarterly cost related to the Company’s subordinated debentures will decrease from approximately $628,000 during the third quarter of 2015 to approximately $183,000 for the fourth quarter of 2015, an expected savings of $445,000 for the fourth quarter.  The overall savings related to the quarterly interest expense for the Company’s subordinated note in the future is subject to changes in the three-month LIBOR.

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

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $4.3 million, or 84%, from the first nine months of 2014 compared to the same period in 2015, despite a decline in net interest margin of 22 basis points. The increase in net interest income was primarily attributable higher average outstanding balances for the current period as compared to the same period in 2014.

Total Warehouse line commitments increased from $483 million at September 30, 2014 to $653 million at September 30, 2015. Average line usage rates of such commitments increased to 57% during the first nine months of 2015 compared to 46% during the first nine months of 2014.  Usage rates for the first nine months of 2015 benefitted from continued low, long-term mortgage rates during the period, while the overall yield declined due to competitive pricing pressures within the industry.

Driven by the increase in outstanding commitments and usage rates, average outstanding Warehouse lines of credit during the first nine months of 2015 increased $170 million compared to the same period in 2014.  Average outstanding warehouse lines were $348 million during the first nine months of 2015 with a weighted average yield of 3.82%, compared to average outstanding lines of $178 million with a weighted average yield of 4.04% for the same period in 2014.

Republic Processing Group segment

Net interest income within the RPG segment increased $1.3 million from the first nine months of 2014 compared to the same period in 2015. The increase in net interest income was primarily attributable to year over year growth in higher yielding short-term, consumer credit products.  In addition, net interest income at RPG also increased due to loan fees earned on two new, large short-term commercial loans to one of the Company’s third party program managers in the tax business.  As a result of these commercial loans, the Company earned loan fee income during the first half of 2015 and expects to earn a similar amount of loan fee income during the first half of 2016.    Average RPG loans were $9 million during the first nine months of 2015 with a weighted average yield of 21.87%, compared to average loans of $6 million with a weighted average yield of 4.60% for the same period in 2014.

Table 4 — Total Company Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$530,114	$6,188	1.56%	$523,207	$6,530	1.66%
Federal funds sold and other interest-earning deposits	67,960	155	0.30%	154,036	328	0.28%
RPG loans and fees(2)(3)	9,266	1,520	21.87%	6,028	208	4.60%
Outstanding Warehouse lines of credit and fees(2)(3)	348,052	9,972	3.82%	178,148	5,392	4.04%
All other loans and fees(2)(3)	2,791,520	87,755	4.19%	2,479,937	85,588	4.60%

Total interest-earning assets	3,746,912	105,590	3.76%	3,341,356	98,046	3.91%

Allowance for loan and lease losses	(25,114)			(22,752)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	87,084			79,735
Premises and equipment, net	33,361			33,343
Bank owned life insurance	51,951			42,301
Other assets(1)	53,016			45,305
Total assets	$3,947,210			$3,519,288

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$826,870	$403	0.06%	$741,073	$359	0.06%
Money market accounts	486,249	563	0.15%	479,034	575	0.16%
Time deposits	198,697	1,397	0.94%	172,182	790	0.61%
Brokered money market and brokered certificates of deposit	182,072	870	0.64%	107,724	1,121	1.39%

Total interest-bearing deposits	1,693,888	3,233	0.25%	1,500,013	2,845	0.25%

Securities sold under agreements to repurchase and other short-term borrowings	363,518	72	0.03%	266,765	72	0.04%
Federal Home Loan Bank advances	610,571	8,907	1.95%	577,606	9,947	2.30%
Subordinated note	41,240	1,874	6.06%	41,240	1,886	6.10%

Total interest-bearing liabilities	2,709,217	14,086	0.69%	2,385,624	14,750	0.82%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	643,128			562,300
Other liabilities	21,383			15,430
Stockholders’ equity	573,482			555,934
Total liabilities and stock-holders’ equity	$3,947,210			$3,519,288

Net interest income		$91,504			$83,296

Net interest spread			3.07%			3.09%

Net interest margin			3.26%			3.32%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The total amount of loan fee income included in total interest income was $7.2 million and $7.2 million for the nine months ended September 30, 2015 and 2014.
(3)	Average balances for loans include the principal balance of non-accrual loans, loans held for sale, loan premiums, discounts and unamortized loan origination fees and costs.

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

Table 5 — Total Company Volume/Rate Variance Analysis for the Nine Months Ended September 30, 2015 and 2014

		Nine Months Ended September 30, 2015
		Compared to
		Nine Months Ended September 30, 2014
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(342)	$86	$(428)
Federal funds sold and other interest-earning deposits	(173)	(194)	21
RPG loans and fees	1,312	164	1,148
Outstanding Warehouse lines of credit and fees	4,580	4,883	(303)
All other loans and fees	2,167	10,192	(8,025)

Net change in interest income	7,544	15,131	(7,587)

Interest expense:

Transaction accounts	44	41	3
Money market accounts	(12)	9	(21)
Time deposits	607	136	471
Brokered money market and brokered certificates of deposit	(251)	539	(790)
Securities sold under agreements to repurchase and other short-term borrowings	—	23	(23)
Federal Home Loan Bank advances	(1,040)	544	(1,584)
Subordinated note	(12)	—	(12)

Net change in interest expense	(664)	1,292	(1,956)

Net change in net interest income	$8,208	$13,839	$(5,631)

Provision for Loan and Lease Losses

The Company recorded a Provision of $3.3 million for the first nine months of 2015, compared to $1.5 million for the same period in 2014.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2015 was $2.0 million compared to $1.8 million recorded during the first nine months of 2014. An analysis of the Provision for the first nine months of 2015 compared to the same period in 2014 follows:

•

Related to the Bank’s pass rated and non-rated credits, the Bank recorded net charges of $1.1 million and $1.4 million to the Provision during the first nine months of 2015 and 2014, primarily driven by loan growth.

•

Related to the Bank’s loans rated “Substandard” or “Special Mention,” the Bank recorded net charges of $883,000 and $696,000 to the Provision during the first nine months of 2015 and 2014.  The net charges recorded during the first nine months of 2015 were primarily the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of the recent payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.  By comparison, the Bank recorded a net charge to the Provision of $696,000 during the first nine months of 2014 partially due to loss allocations on collateral dependent impaired loans and partially due to an updated migration analysis on the Bank’s small dollar, retail nonaccrual loans during the period.

•

The Bank recorded a net charge of $35,000 to the Provision for the first nine months of 2015 compared to a net credit to the Provision of $349,000 for the same period in 2014 for purchased credit impaired (“PCI”) loans.  Such charges generally reflect projected deterioration while credits generally reflect improvements in cash flows above initial acquisition day estimates for these PCI loans.

As a percentage of total loans, the Traditional Banking Allowance was 0.85% at September 30, 2015 compared to 0.87% at December 31, 2014 and September 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at September 30, 2015.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $185,000 for the first nine months of 2015, a $47,000 decrease from $232,000 recorded during the same period in 2014. The lower Provision was partially due to $49 million less in growth during the first nine months of 2015 compared to the same period in 2014, and partially due to a 10 basis point reduction in the qualitative factor applied to the portfolio during 2014. The qualitative factor was lowered during 2014 because the portfolio had attained three years of vintage with no losses incurred.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2015, December 31, 2014 and September 30, 2014.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2015.

Republic Processing Group segment

As previously reported, the Company through the TRS division of RPG ceased offering the RAL product effective April 30, 2012.  During the first nine months of 2015 and 2014, the Bank recorded recoveries of $256,000 and $558,000 to the RPG Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded a charge of $1.4 million and $46,000 to the Provision during the first nine months of 2015 due to growth in short-term consumer loans originated by the RCS division. The increase in Provision for RPG during the first nine months of 2015 was primarily driven by the previously mentioned growth in one of RCS’ loan programs, as the Company moved beyond the pilot phase for this particular program.

An analysis of changes in the Allowance and selected credit quality ratios follows:

Table 6 — Summary of Loan and Lease Loss Experience for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
(dollars in thousands)	2015	2014

Allowance at beginning of year	$24,410	$23,026

Charge offs:

Residential real estate
Owner occupied	(467)	(580)
Owner occupied - correspondent	—	—
Non owner occupied	(126)	(157)
Commercial real estate	(181)	(739)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	(18)
Commercial & industrial	(56)	(20)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(182)	(429)
Consumer:
RPG loans	(208)	(2)
Credit cards	(101)	(65)
Overdrafts	(401)	(429)
Purchased whole loans	(97)	—
Other consumer	(242)	(261)
Total charge offs	(2,061)	(2,700)

Recoveries:

Residential real estate
Owner occupied	200	106
Owner occupied - correspondent	—	—
Non owner occupied	6	26
Commercial real estate	90	154
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	85
Commercial & industrial	56	107
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	113	143
Consumer:
RPG loans	261	558
Credit cards	47	27
Overdrafts	238	305
Purchased whole loans	1	—
Other consumer	276	280
Total recoveries	1,288	1,791
Net loan charge offs	(773)	(909)

Provision - Core Banking	2,192	2,012
Provision - RPG	1,130	(512)
Total Provision	3,322	1,500
Allowance at end of period	$26,959	$23,617

Credit Quality Ratios:

Allowance to total loans	0.82%	0.81%
Allowance for to non-performing loans	116%	110%
Net loan charge offs to average loans	0.03%	0.05%

Non Interest Income

Non interest income increased $4.0 million, or 11%, for the first nine months of 2015 compared to the same period in 2014. The most significant components comprising the total Company’s change in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $923,000, or 6%, for the first nine months of 2015 compared to the same period in 2014.  The most significant categories affecting the change in non interest income for the first nine months were as follows:

Service charges on deposit accounts decreased from $10.4 million for the first nine months of 2014 to $9.7 million for the first nine months of 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the first nine months ended September 30, 2015 and 2014 were $5.5 million and $5.7 million. The total daily overdraft charges, net of refunds, included in interest income for both the nine months ended September 30, 2015 and 2014 was  $1.2 million.  The negative overall trend for deposit fees has occurred for several periods and is the direct result of a continued reduction in consumer overdraft activity combined with a low growth rate in the number of active checking accounts at the Bank.  At this time, management does not anticipate that this trend will reverse anytime in the near future.

Interchange income increased from $4.5 million during the first nine months of 2014 to $5.4 million during the same period in 2015. The increase in interchange income was primarily driven by increases in both credit and debit card sales volume of 19% and  3%, respectively. Such sales growth was further complemented by a greater mix of commercial credit and signature debit transactions, which generally generate higher margins than consumer related transactions.

Net losses on OREO fluctuated from a net loss of $1.3 million during the first nine months of 2014 to a net loss of $282,000 for the same period in 2015. The net losses during the first nine months of 2015 and 2014 were primarily driven by mark-to-market writedowns of OREO properties.

The Bank recorded increases of $1.1 million and $951,000 to the cash surrender value of its Bank Owned Life Insurance (“BOLI”) during the first nine months of 2015 and 2014. The increase of $99,000, or 10%, from the first nine months of 2014 to the same period in 2015 was driven by additional BOLI investments of $5 million and $20 million on March 31, 2014 and April 1, 2014, respectively. BOLI offers tax-advantaged non interest income to assist the Bank in covering employee-related expenses.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.4 million, or 63%, during the first nine months of 2015 compared to the same period in 2014.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $129 million during the first nine months of 2015 compared to $54 million during the same period in 2014.  Volume during the first nine months of 2015 benefited from continued low, long-term interest rates.

Republic Processing Group segment

The TRS division of RPG accounts for the majority of RPG’s annualized revenues. TRS derives substantially all of its revenues during the first nine months of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the next tax season.

RPG’s first nine months 2015 non interest income increased $1.6 million, or 9%, to $19.1 million compared to $17.5 million for the same period in 2014. The higher profitability was primarily driven by higher RT product volume, as RT volume increased 39% over the first nine months of 2014.  This higher RT volume was driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

The higher RT volume helped to offset the impact of a lower profit margin the Company earned on its RT product during the first nine months due to less favorable pricing the Company is receiving on some of its newer contracts.  Driving the overall decline in profit margin for the RT product from its new contracts was stiff competition in the marketplace.  In addition, as discussed in previous SEC filings, also driving a decline in RT profit margin was a shift in program management responsibilities, along with the corresponding revenue of those responsibilities, away from Republic over to some of its third party partners in the business.

Management is not currently aware of any drivers in the near-term that would reverse the trend of the declining RT profit margin.  As a result, management believes the Company’s ability to increase net income in the future within the TRS division of RPG will be highly dependent upon its ability to grow volume in order to offset the negative trend of a declining profit margin on the RT product.

Non Interest Expenses

Total Company non interest expenses increased $4.8 million, or 6%, during the first nine months of 2015 compared to the same period in 2014. The most significant components comprising the change in non interest expense by business segment were as follows:

Traditional Banking segment

For the first nine months of 2015 compared to the same period in 2014, Traditional Banking non interest expenses increased $2.9 million, or 4%.

Salaries and benefits increased $2.5 million, or 7%, for the first nine months of 2015 compared to the same period in 2014.  Comparability of salaries and benefits expense between the two periods was meaningfully impacted by adjustments to the Traditional Bank’s incentive compensation accruals, which were made during both respective periods to bring accrual balances in line with projected payouts for the year.  As a result of these adjustments, net incentive compensation expense was $3.0 million for the first nine months of 2015 compared to $1.7 million for the same period in 2014.

Excluding the impact of these incentive compensation adjustments, salaries and benefits expense increased $1.1 million, or 3%, for the first nine months of 2015 as compared to the same period in 2014.  The higher salaries and benefits expense for the year, excluding incentive compensation adjustments, was primarily the result of an increase in the Traditional Bank’s FTEs from 667 at September 30, 2014 to 697 at September 30, 2015.  The increased staffing was generally spread throughout the Traditional Bank in order to meet current loan demand and execute the Company’s overall long-term growth objectives.

Occupancy expense decreased $744,000, or 5%, during the first nine months of 2015, due primarily to the Company’s closure of five banking centers over the past two years and a reduction in overhead costs associated with the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Data processing expenses increased $336,000, or 15%, during the first nine months of 2015, primarily due to additional technology employed by the Traditional Bank during 2015 concentrated in the loan and deposit operational areas.

Interchange related expenses increased $360,000, or 18%, during the first nine months of 2015, driven by the previously mentioned increased credit and debit card sales volume during 2015.

OREO expense decreased $373,000, or 43%, during the first nine months of 2015, consistent with a $9 million reduction in OREO properties during the previous twelve months.

Warehouse Lending segment

For the first nine months of 2015 compared to the same period in 2014, Warehouse non interest expenses increased $552,000, or 43%. The increase was primarily related to an increase in salaries and employee benefits expense, driven primarily by additional staffing over the previous twelve months.

Republic Processing Group segment

For the first nine months of 2015 compared to the same period in 2014, RPG non interest expenses increased $584,000, or 6%.

Salaries and employee benefits increased $676,000, or 16%, primarily due to increased contract labor costs, driven by a 39% increase in RT’s processed during 2015 compared to the same period in 2014.

Occupancy expenses decreased $655,000, or 45%, for the first nine months of 2015 compared to the first nine months of 2014, primarily due to the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Legal fees increased $406,000, primarily related to increased usage of outside legal counsel for contract review and program design of new RPG prepaid card and small dollar credit programs slated to commence later in 2015 and early 2016.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $91 million in cash and cash equivalents at September 30, 2015 compared to $73 million at December 31, 2014.

For cash held at the FRB, the Bank earns a yield of 0.25% on amounts in excess of required reserves. For all other cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $2 million and $1 million at September 30, 2015 and December 31, 2014.

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

Loan Portfolio

The composition of the loan portfolio follows:

Table 7 — Loan Portfolio Composition as of September 30, 2015 and December 31, 2014

(in thousands)	September 30, 2015	December 31, 2014

Residential real estate:
Owner occupied	$1,089,213	$1,118,341
Owner occupied - correspondent*	246,122	226,628
Non owner occupied	108,726	96,492
Commercial real estate	827,054	772,309
Commercial real estate - purchased whole loans*	35,473	34,898
Construction & land development	54,573	38,480
Commercial & industrial	224,469	157,339
Lease financing receivables	7,931	2,530
Warehouse lines of credit	393,548	319,431
Home equity	277,778	245,679
Consumer:
RPG loans	5,127	4,095
Credit cards	11,684	9,573
Overdrafts	970	1,180
Purchased whole loans*	5,341	4,626
Other consumer	9,865	8,894
Total loans**	3,297,874	3,040,495
Allowance for loan and lease losses	(26,959)	(24,410)

Total loans, net	$3,270,915	$3,016,085

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $257 million, or 8%, during 2015 to $3.3 billion at September 30, 2015.

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

As of September 30, 2015, the Bank had $394 million outstanding on total committed Warehouse credit lines of $653 million.  As of December 31, 2014, the Bank had $319 million outstanding on total committed Warehouse credit lines of $483 million.  The $74 million increase in outstanding balances was due primarily to the increase in overall usage of the Bank’s Warehouse lines during the 2015. The average Warehouse line commitment was approximately $31 million and $26 million at September 30, 2015 and December 31, 2014.  The average Warehouse line usage increased to 57% during the first nine months of 2015 compared to 46% for the same period in 2014.  The increased usage during 2015 was primarily driven by an increase in home loan purchase activity across the Nation as long-term mortgage rates reached multi-year lows during the first nine months of 2015.

The Bank’s Warehouse Lending business is significantly influenced by the overall residential mortgage market and the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients.  For the first nine months of 2015, the Bank’s Warehouse volume consisted of 60% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 40% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. For the first nine months of 2014, Warehouse volume consisted of 70% purchase and 30% refinance transactions. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates, while refinance volume is primarily driven by long-term residential mortgage interest rates.

The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends.  Since its entrance into this business segment during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the second quarter of 2015.   On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 47 % during 2014.  Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit.

Commercial Lending

The Bank’s commercial portfolio consists of its CRE, C&I and Lease Financing Receivables (“LFR”) loan classes. All together, the Bank’s commercial portfolio increased $128 million, or 13%, during the first nine months of 2015, driven by the Bank’s hiring of additional key officers over the past two years in order to accomplish its strategic goal of growing the commercial portfolio along with increasing the C&I pro-rata share of the commercial portfolio.  At September 30, 2015 the CRE, C&I and LFR classes accounted for 79%, 21% and 1%, respectively, of the commercial lending portfolio, compared to 83%, 16% and less than 1%, respectively, at December 31, 2014.

Retail Mortgage Lending

The Bank’s retail mortgage lending consists of single family, residential real estate loan classes as well as HELOCs.  Retail mortgage loans increased $35 million, or 2%, during the first nine month of 2015. Generally, growth in the retail mortgage portfolio was concentrated in HELOCs and Correspondent loans, which grew $32 million and $19 million, respectively. Growth in HELOCs was primarily driven by promotions during the first nine months of 2015, particularly during the second and third quarters. This growth was partially offset by an $29 million decline in owner occupied organically originated loans, as a decrease in mortgage rates during the first nine months of 2015 incentivized a higher volume of clients to refinance into the secondary market.

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate appraisal on file.  Measured impairment under this method is generally classified loss and charged off unless the loan is a  smaller balance, homogeneous mortgage loan. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

•

Market Value Method — The recorded investment in the loan is measured against the loan’s obtainable market value. The Bank does not currently employ this technique, as it is typically found impractical.

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions for loans with potential impairment. Updated valuations for commercial related credits exhibiting an increased risk of loss are typically obtained within one year of the previous valuation. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

The Bank’s Allowance increased $3 million, or 10%, during the first nine months of 2015 to $27 million at September 30, 2015. As a percent of total loans, the Allowance increased to 0.82% at September 30, 2015 compared to 0.80% at December 31, 2014.

Notable fluctuations in the Allowance were as follows:

•	The Bank increased its Allowance for loans collectively evaluated for impairment by a net $2 million during the first nine months of 2015 primarily due to $273 million of growth in this portfolio.

•

The Bank increased its Allowance for non-PCI loans individually evaluated for impairment by a net $367,000 during the first nine months of 2015, due primarily to an increase in the estimated life assumptions for its retail TDRs.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $17 million during the first nine months of 2015 primarily due to payoffs and paydowns of loans rated Substandard and PCI.

The composition of loans classified within the Allowance follows:

Table 8 — Classified and Special Mention Loans as of September 30, 2015 and December 31, 2014

(in thousands)	September 30, 2015	December 31, 2014

Loss	$—	$—
Doubtful	—	—
Substandard	31,200	39,999
Purchased Credit Impaired - Substandard	—	—
Total Classified Loans	31,200	39,999

Special Mention	32,767	36,268
Purchased Credit Impaired - Group 1	13,224	17,490
Total Special Mention Loans	45,991	53,758

Total Classified and Special Mention Loans	$77,191	$93,757

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes TDRs totaling approximately $15 million and $14 million at September 30, 2015 and December 31, 2014.  Generally all non-performing loans are considered impaired.

Non-performing loans to total loans decreased to 0.70% at September 30, 2015 from 0.78% at December 31, 2014, as the total balance of non-performing loans decreased by $473,000, or 2%, while total loans increased $257 million, or 8% during the first nine months of 2015.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 9 — Non-performing Loans and Non-performing Assets Summary as of September 30, 2015 and December 31, 2014

(dollars in thousands)	September 30, 2015	December 31, 2014

Loans on non-accrual status(1)	$23,143	$23,337
Loans past due 90-days-or-more and still on accrual(2)	43	322
Total non-performing loans	23,186	23,659
Other real estate owned	2,832	11,243
Total non-performing assets	$26,018	$34,902

Credit Quality Ratios:
Non-performing loans to total loans	0.70%	0.78%
Non-performing assets to total loans (including OREO)	0.79%	1.14%
Non-performing assets to total assets	0.64%	0.93%

(1)

Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

(2)	All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $14 million, or 59%, of the Bank’s total non-performing loans at September 30, 2015 was concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s non-performing residential real estate concentration was $14 million, or 57%, as of December 31, 2014.

Approximately $7 million, or 32%, of the Bank’s total non-performing loans was concentrated in the CRE and construction and land development portfolios as of September 30, 2015, approximately equivalent to the $8 million, or 34%, at December 31, 2014. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of the Bank’s non-performing loans follows:

Table 10 — Non-performing Loan Composition as of September 30, 2015 and December 31, 2014

(dollars in thousands)	September 30, 2015	December 31, 2014

Residential real estate
Owner occupied	$12,624	$11,225
Owner occupied - correspondent	—	—
Non owner occupied	983	2,352
Commercial real estate	5,331	6,151
Commercial real estate - purchased whole loans	—	—
Construction & land development	2,072	1,990
Commercial & industrial	199	169
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	1,886	1,678
Consumer:
RPG loans	—	—
Credit cards	—	—
Overdrafts	—	—
Purchased whole loans	—	—
Other consumer	91	94

Total non-performing loans	$23,186	$23,659

Table 11 — Non-performing Loans to Total Loans by Loan Type as of September 30, 2015 and December 31, 2014

(dollars in thousands)	September 30, 2015	December 31, 2014

Residential real estate
Owner occupied	1.16%	1.00%
Owner occupied - correspondent	—%	—%
Non owner occupied	0.90%	2.44%
Commercial real estate	0.64%	0.80%
Commercial real estate - purchased whole loans	—%	—%
Construction & land development	3.80%	5.17%
Commercial & industrial	0.09%	0.11%
Lease financing receivables	—%	—%
Warehouse lines of credit	—%	—%
Home equity	0.68%	0.68%
Consumer:
RPG loans	—%	—%
Credit cards	—%	—%
Overdrafts	—%	—%
Purchased whole loans	—%	—%
Other consumer	0.92%	1.06%

Total non-performing loans	0.70%	0.78%

The composition of the Bank’s non-performing loans stratified by the number of loans within a specific balance range follows:

Table 12 — Stratification of Non-performing Loans as of September 30, 2015 and December 31, 2014

	Number of Non-performing Loans and Recorded Investment
				Balance
September 30, 2015		Balance		> $100 <=		Balance >		Total
(dollars in thousands)	No.	<= $100	No.	$500	No.	$500	No.	Balance

Residential real estate:
Owner occupied	119	$5,823	34	$6,286	1	$607	154	$12,716
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	4	118	—	—	1	865	5	983
Commercial real estate	4	82	6	1,334	3	3,915	13	5,331
Commercial real estate - purchased whole loans	—	—	—	—			—	—
Construction & land development	1	92	1	480	1	1,500	3	2,072
Commercial & industrial	—	—	1	199	—	—	1	199
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	18	392	6	1,416	—	—	24	1,808
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	18	77	—	—	—	—	18	77

Total	164	$6,584	48	$9,715	6	$6,887	218	$23,186

	Number of Non-performing Loans and Recorded Investment
				Balance
December 31, 2014		Balance <=		> $100 <=		Balance >		Total
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Balance

Residential real estate:
Owner occupied	117	$5,799	32	$5,426	—	$—	149	$11,225
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	10	405	3	393	2	1,554	15	2,352
Commercial real estate	3	124	8	1,903	4	4,124	15	6,151
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	1	169	—	—	1	169
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	27	572	5	1,106	—	—	32	1,678
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	20	94	—	—	—	—	20	94

Total	177	$6,994	50	$9,487	7	$7,178	234	$23,659

Approximately $8 million in non-performing loans at December 31, 2014, were removed from the non-performing loan classification during the first nine months of 2015. Approximately $176,000, or 3%, of these loans were removed from the non-performing category because they were charged-off. Approximately $2 million, or 25%, in loan balances were transferred to OREO with $4 million, or 49%, refinanced at other financial institutions. The remaining $2 million, or 23%, was returned to accrual status for performance reasons, such as six consecutive months of performance.

Based on the Bank’s review of its loan portfolio,  management believes that its reserves as of September 30, 2015, are adequate to absorb probable losses on all non-performing loans.

The following tables detail the activity of the Bank’s non-performing loans:

Table 13 — Rollforward of Non-performing Loan Activity for the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Non-performing loans at beginning of period	$24,624	$20,340	$23,659	$21,078
Loans added to non-performing status	1,648	4,234	8,089	12,277
Loans removed from non-performing status (see table below)	(2,628)	(3,027)	(7,652)	(10,969)
Principal paydowns	(458)	(100)	(910)	(939)

Non-performing loans at end of period	$23,186	$21,447	$23,186	$21,447

Table 14 — Detail of Loans Removed from Non-Performing Status for the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Loans charged-off	$(14)	$(650)	$(176)	$(110)
Loans transferred to OREO	(411)	(626)	(1,950)	(3,851)
Loans refinanced at other institutions	(1,618)	(1,532)	(3,781)	(4,382)
Loans returned to accrual status	(585)	(219)	(1,745)	(2,626)

Total non-performing loans removed from non-performing status	$(2,628)	$(3,027)	$(7,652)	$(10,969)

Delinquent Loans

Delinquent loans to total loans decreased to 0.36% at September 30, 2015, from 0.52% at December 31, 2014, as the total balance of delinquent loans decreased by $4 million, or 24%. With the exception of PCI loans, all traditional bank loans past due 90-days-or-more as of September 30, 2015 and December 31, 2014 were on non-accrual status.

The composition of the Bank’s delinquent loans follows:

Table 15 — Delinquent Loan Composition(1) as of September 30, 2015 and December 31, 2014

(in thousands)	September 30, 2015	December 31, 2014

Residential real estate
Owner occupied	$6,964	$8,008
Owner occupied - correspondent	—	—
Non owner occupied	74	776
Commercial real estate	534	2,972
Commercial real estate - purchased whole loans	—	—
Construction & land development	1,500	1,990
Commercial & industrial	219	211
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	1,978	1,362
Consumer:
RPG loans	385	141
Credit cards	54	134
Overdrafts	165	178
Purchased whole loans	17	12
Other consumer	106	67

Total past due loans	$11,996	$15,851

(1)	Represents total loans 30-days-or-more past due.

Table 16 — Total Delinquent Loans to Total Loans by Loan Type (1) as of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014

Residential real estate
Owner occupied	0.64%	0.72%
Owner occupied - correspondent	—%	—%
Non owner occupied	0.07%	0.80%
Commercial real estate	0.06%	0.38%
Commercial real estate - purchased whole loans	—%	—%
Construction & land development	2.75%	5.17%
Commercial & industrial	0.10%	0.13%
Lease financing receivables	—%	—%
Warehouse lines of credit	—%	—%
Home equity	0.71%	0.55%
Consumer:
RPG loans	7.51%	3.44%
Credit cards	0.46%	1.40%
Overdrafts	17.01%	15.08%
Purchased whole loans	0.32%	0.26%
Other consumer	1.07%	0.75%

Total past due loans to total loans	0.36%	0.52%

(1)	Represents total loans 30-days-or-more past due divided by total loans.

As detailed in the preceding tables, past due loans within the residential real estate and home equity categories decreased $1 million, or 11%, from December 31, 2014 to September 30, 2015, while CRE and C&I delinquencies decreased $2 million, or 76%, for the same period.

Approximately $10 million in delinquent loans at December 31, 2014, were removed from delinquent status as of September 30, 2015.  Approximately $232,000, or 3%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $2 million, or 20%, in loan balances were transferred to OREO with $3 million, or 35%, refinanced at other financial institutions.  The remaining $4 million, or 42%, in delinquent loans were paid current in 2015.

Table 17 — Rollforward of Delinquent Loan Activity for the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Delinquent loans at beginning of period	$11,355	$12,062	$15,851	$16,223
Loans that became delinquent during the period	4,690	4,361	5,823	9,226
Delinquent loans removed from delinquent status (see table below)	(3,835)	(4,111)	(9,575)	(12,884)
Principal paydowns of loans delinquent in both periods	(214)	(86)	(103)	(339)

Delinquent loans at end of period	$11,996	$12,226	$11,996	$12,226

Table 18 — Detail of Delinquent Loans Removed From Delinquent Status for the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Loans charged-off	$(176)	$(200)	$(232)	$(117)
Loans transferred to OREO	(558)	(626)	(1,946)	(4,266)
Loans refinanced at other institutions	(1,185)	(2,003)	(3,347)	(3,762)
Loans paid current	(1,916)	(1,282)	(4,050)	(4,739)

Total delinquent loans removed from delinquent status	$(3,835)	$(4,111)	$(9,575)	$(12,884)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $72 million at September 30, 2015 compared to $86 million at December 31, 2014, with $9 million of the decrease consisting of TDRs and $2 million consisting of liquidated PCI loans.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of September 30, 2015, the Bank had $56 million in TDRs, of which $15 million were also on non-accrual status. As of December 31, 2014, the Bank had $65 million in TDRs, of which $14 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 19 — Impaired Loan Composition as of September 30, 2015 and December 31, 2014

(in thousands)	September 30, 2015	December 31, 2014

Troubled debt restructurings	$56,352	$65,266
Impaired loans (which are not TDRs)	16,013	20,914

Total impaired loans	$72,365	$86,180

See Footnote 3 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

The composition of the Bank’s other real estate stratified by the number of properties within a specific value range follows:

Table 20 — Stratification of Other Real Estate Owned as of September 30, 2015 and December 31, 2014

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value >		Carrying		Total
September 30, 2015		Value <=		$100 <=		Value >		Carrying
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Value

Residential real estate	7	$416	3	$447	—	$—	10	$863
Commercial real estate	1	61	1	428	1	997	3	1,486
Construction & land development	—	—	2	483	—	—	2	483

Total	8	$477	6	$1,358	1	$997	15	$2,832

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value >		Carrying		Total
December 31, 2014		Value <=		$100 <=		Value >		Carrying
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Value

Residential real estate	17	$834	5	$809	2	$1,566	24	$3,209
Commercial real estate	4	321	3	884	2	2,119	9	3,324
Construction & land development	2	66	8	1,947	3	2,697	13	4,710

Total	23	$1,221	16	$3,640	7	$6,382	46	$11,243

The table below presents a rollforward of the Bank’s OREO for the periods presented:

Table 21 — Rollforward of Other Real Estate Owned Activity for the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

OREO at beginning of period	$2,920	$11,613	$11,243	$17,102
Transfer from loans to OREO	791	1,974	2,713	6,466
Proceeds from sale*	(871)	(892)	(10,842)	(10,322)
Net gain on sale	304	67	734	733
Writedowns	(312)	(825)	(1,016)	(2,042)

OREO at end of period	$2,832	$11,937	$2,832	$11,937

* Inclusive of non-cash proceeds where the Bank financed the sale of the property.

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

Approximately 35%, or $1 million, of the OREO balance at September 30, 2015 related to one CRE property added during the second quarter of 2015 located in the Bank’s Florida market.

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non interest income to help the Bank offset employee benefits expenses.  The Company carried $52 million and $51 million of BOLI on its consolidated balance sheet at September 30, 2015 and December 31, 2014.

Deposits

Ending deposit balances at September 30, 2015 and December 31, 2014 were as follows:

Table 22 — Deposit Composition as of September 30, 2015 and December 31, 2014

(in thousands)	September 30, 2015	December 31, 2014

Demand	$739,786	$691,787
Money market accounts	483,916	471,339
Brokered money market accounts	139,047	35,649
Savings	112,950	91,625
Individual retirement accounts*	35,673	28,771
Time deposits, $250,000 and over*	43,713	56,556
Other certificates of deposit*	128,002	104,010
Brokered certificates of deposit*	46,868	75,876

Total interest-bearing deposits	1,729,955	1,555,613
Total non interest-bearing deposits	637,875	502,569

Total deposits	$2,367,830	$2,058,182

* Represents a time deposit.

Total Company deposits increased $310 million, or 15%, from December 31, 2014 to $2.4 billion at September 30, 2015. Total Company interest-bearing deposits increased $174 million, or 11%, while total Company non-interest bearing deposits increased $135 million, or 27%.

The $135 million increase in non-interest bearing deposits generally reflects increases among a multitude of clients, primarily commercial accounts.  Non-interest bearing accounts related to the RPG segment accounted for approximately $15 million, or 11%, of the overall increase in non-interest bearing accounts during the first nine months of 2015.

Within the interest-bearing category, demand account balances increased $48 million while brokered money market deposits increased $103 million.  The increase in brokered money market deposits was primarily related to an internal Bank transfer by one client who moved funds from a Security Sold Under Agreement to Repurchase (“SSUAR”) into a reciprocal brokered money market deposit account during the first quarter of 2015.  Under the terms of a reciprocal brokered money market account, Republic places large deposits from its clients into a network of banks and in return receives a like amount of funds from the network of banks, which Republic classifies on its balance sheet as a brokered money market deposit.  While the funds from Republic’s original client are not technically held by Republic, any withdrawal of funds by that client would result in a reduction of deposit balances to Republic due to the reciprocal nature of those funds in the network.

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

SSUARs decreased approximately $46 million, or 13%, during the first nine months of 2015.  The decrease was primarily related to an internal funds transfer by one client from an SSUAR to a brokered money market deposit account.  See further discussion of this internal transfer in the above section titled “Deposits” in this section of the filing.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $4 million, or 1%, from December 31, 2014 to $712 million at September 30, 2015. The Bank held $182 million in overnight advances with a rate of 0.19% as of September 30, 2015, a $16 million decrease from the $198 million in overnight advances at a rate of 0.14% held at December 31, 2014.  Additionally, the Bank obtained $30 million in new long-term fixed rate advances with a weighted average rate of 1.76% during the first nine months of 2015, replacing $10 million at a rate of 2.48%, which matured during the period.

The Company’s usage of overnight FHLB advances increased during the first nine months of 2015 primarily due to significant growth in outstanding warehouse lines credit.  Management anticipates its usage of FHLB overnight advances will continue to strongly correlate with fluctuations in outstanding warehouse lines.

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

Interest Rate Swaps

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the three-month the LIBOR or the overall changes in cash flows on certain money market deposit accounts tied to one-month LIBOR.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

Non-hedge Interest Rate Swaps

During the second quarter of 2015, the Bank began entering into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments, the Bank enters into offsetting positions in order to minimize the Bank’s interest rate risk.  These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

See Footnote 8 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 151% at September 30, 2015 and 156% at December 31, 2014. At September 30, 2015 and December 31, 2014, the Bank had cash and cash equivalents on-hand of $88 million and $72 million. In addition, the Bank had available collateral to borrow an additional $559 million and $452 million from the FHLB at September 30, 2015 and December 31, 2014. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $166 million available through various other financial institutions as of September 30, 2015 and December 31, 2014.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2015 and December 31, 2014, these pledged investment securities had a fair value of $384 million and $410 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2015, the Bank had approximately $505 million in deposits from 74 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $327 million of the total balance at September 30, 2015. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $559 million at December 31, 2014 to $575 million at September 30, 2015. The increase in stockholders’ equity was primarily attributable to net income earned during 2015 reduced by cash dividends declared.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

New Capital Rules — Effective January 1, 2015 the Company and the Bank became subject to the new capital regulations in accordance with Basel III. The new regulations established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5% Common Equity Tier 1 Risk Based Capital ratio, an 8.0% Tier 1 Risk Based Capital ratio, a 10.0% Total Risk Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, a 2.5% capital conservation buffer will be effective under Basel III when fully implemented in 2019.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2015, RB&T could, without prior approval, declare dividends of approximately $40 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Common Equity Tier I Risk Based, Tier I Risk Based and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.53% at September 30, 2015 compared to 15.66% at December 31, 2014. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated debentures and related interest expense are included in Republic’s consolidated financial statements. The subordinated debentures paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR + 1.42% thereafter. The subordinated debentures mature on December 31, 2035 and were redeemable at the Company’s option on a quarterly basis beginning on October 1, 2015. The Company chose not to redeem the subordinated debentures on October 1, 2015, and is currently carrying the debentures at a cost of LIBOR + 1.42%.

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2015 and December 31, 2014:

Table 23 — Capital Ratios as of September 30, 2015 and December 31, 2014

	As of September 30, 2015		As of December 31, 2014
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount		Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$627,089	20.78%		$608,658	22.17%
Republic Bank & Trust Co.	490,879	16.28		472,357	17.21

Common equity tier 1 capital to risk weighted
Republic Bancorp, Inc.	$560,130	18.56%	$	NA	NA %
Republic Bank & Trust Co.	463,920	15.38		NA	NA

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$600,130	19.89%		$584,248	21.28%
Republic Bank & Trust Co.	463,920	15.38		447,947	16.32

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$600,130	15.15%		$584,248	15.92%
Republic Bank & Trust Co.	463,920	11.72		447,947	12.21

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

As of September 30, 2015, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of September 30, 2015 was not considered meaningful and is not presented by the Bank because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008; therefore, no further short-term rate reductions can occur.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2015 and ending September 30, 2016 based on instantaneous movements in interest rates from Up 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees and the impact of the RPG business segment.

Table 24 — Bank Interest Rate Sensitivity as of September 30, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	3.75%	3.62%	2.90%	(0.16)%
Board policy limit on % change from base	(10.00)%	(20.00)%	(35.00)%	(45.00)%

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

The following table illustrates the Bank’s EVE sensitivity as of September 30, 2015:

Table 25 — Bank Economic Value of Equity (“EVE”) Sensitivity as of September 30, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base Economic Value of Equity	(6.11)%	(15.76)%	(26.92)%	(38.98)%
Board policy limit on % change from base	(10.00)%	(20.00)%	(35.00)%	(45.00)%

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4.Controls and Procedures.

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

Item 1.Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. There is no proceeding pending or threatened litigation, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

Item 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider the risk factors discussed below and in our 2014 Form 10-K, which could materially affect our business, financial condition or future results.

REPUBLIC PROCESSING GROUP (“RPG”) SEGMENT

Republic Bancorp, Inc.’s (“Republic” or the “Company”) lines of business and products not typically associated with Traditional Banking expose earnings to additional risks and uncertainties. The RPG segment is comprised of three distinct divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”).

Republic Bank & Trust Company’s (“RB&T” or the “Bank”) RPG products represent a significant business risk and management believes the Bank could be subject to additional regulatory and public pressure to exit the RPG product lines, which may have a material adverse effect on the Bank’s operations.

Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of these products.  Actions of these groups and others could result in regulatory, governmental, or legislative action or litigation against the Bank, which could have a material adverse effect on the Bank’s operations.   If the Bank can no longer offer the Refund Transfer (“RT”) product through RPG, it will have a material adverse effect on its profits.

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

The Bank’s anticipated Easy Advance product represents a significant third party management risk, and if RB&T fails to comply with all the statutory and regulatory requirements, it could have a material negative impact on earnings. RPG and its third party partners operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by either RB&T or its third party partners to comply with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.

The Bank’s anticipated Easy Advance product represents a significant compliance and regulatory risk, and if RB&T fails to comply with all statutory and regulatory requirements, it could have a material negative impact on earnings. Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products, such as the Easy Advance.  Failure to comply with disclosure requirements or with laws relating to the permissibility of interest rates and fees charged, could have a material negative impact on earnings.  In addition, failure to comply with applicable laws and regulations could also expose RB&T to civil money penalties and litigation risk, including shareholder derivative actions.

Easy Advances represent a significant credit risk, and if RB&T is unable to collect a significant portion of its Easy Advances, it would materially, negatively impact earnings. There is credit risk associated with an Easy Advance because the funds are disbursed to the customer prior to RB&T receiving the customer’s refund from the IRS.  Because there is no recourse to the customer if the Easy Advance is not paid off by the customer’s tax refund, RB&T will collect all of its payments related to Easy Advances from the IRS. Losses will generally occur on Easy Advances when RB&T does not receive payment from the IRS due to a number of reasons, such as IRS revenue protection strategies including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to RB&T during its underwriting process. Although RB&T’s underwriting will take these factors into consideration during the Easy Advance approval process, if the IRS significantly alters its revenue protection strategies for a given tax season, or RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those projected.  The provision for loan losses is a significant component of the RPG segment’s overall earnings.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2015 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	5,750	$—	—
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	5,750	$—	—	296,700

The Company repurchased 5,750 shares during the third quarter of 2015, and there were no shares exchanged for stock option exercises during this period. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2015, the Company had 296,700 shares which could be repurchased under its current share repurchase programs.

During the third quarter of 2015, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	First Amendment dated August 14, 2015 to lease dated September 1, 2005 by and between Jaytee-Hurstbourne, LLC and Republic Bank & Trust Company

10.2	Lease dated September 30, 2015 by and between Jaytee Properties II SPE and Republic Bank & Trust Company

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2015, (iv) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 6, 2015	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

November 6, 2015	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer