Form 10-K
period 2015-12-31
REPUBLIC BANCORP INC /KY/
filed 2016-03-11
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $251,521,884 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 12, 2016 was 18,659,147 and 2,245,250.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

•Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2016 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; client bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or cyber security attacks involving either the Company or one of the Company’s third party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”),  including Part 1 Item 1A “Risk Factors.”

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

•	future credit quality, credit losses and the overall adequacy of the Allowance for Loan and Lease Losses (“Allowance”);
•	potential impairment charges or write-downs of other real estate owned (“OREO”);
•	future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);
•	the future impact of Company strategies to mitigate interest rate risk;
•	future long-term interest rates and their impact on the demand for Mortgage Banking products, Warehouse lines of credit and Correspondent Lending products;
•	the future value of mortgage servicing rights (“MSRs”);
•	the potential impairment of investment securities;
•	the growth in the Bank’s loan portfolio, in general, and overall mix of such portfolio;
•	the growth in single family residential, first lien real estate loans originated through the Bank’s Correspondent Lending delivery channel;
•	the growth in the Bank’s Warehouse Lending (“Warehouse”) portfolio;
•	usage rates on Warehouse lines of credit;
•	the volatility of the Bank’s Warehouse portfolio outstanding balances;
•	the Bank’s ability to maintain and/or grow deposits;
•	the concentrations and volatility of the Bank’s securities sold under agreements to repurchase;

•	the Company’s intentions regarding its Trust Preferred Securities (“TPS”);
•	the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to pending or future business acquisitions;
•	future accretion of discounts on loans acquired in the Bank’s 2012 FDIC-assisted transactions and the effect of such accretion on the Bank’s net interest income and net interest margin;
•	future amortization of premiums on loans acquired through the Bank’s Correspondent Lending channel and the effect of such amortization on the Bank’s net interest income and net interest margin;
•	the future financial performance of Tax Refund Solutions (“TRS”), a division of the Republic Processing Group (“RPG”) segment;
•	future Refund Transfer (“RT”) volume for TRS;
•	future Easy Advance (“EA”) volume for TRS;
•	the future net revenue associated with RTs at TRS;
•	the future financial performance of Republic Payment Solutions (“RPS”), a division of RPG;
•	the future financial performance of Republic Credit Solutions (“RCS”), a division of RPG;
•

the extent to which regulations written and implemented by the Consumer Financial Protection Bureau (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services, may limit or prohibit the operation of the Company’s business;

•

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including but not limited to, Basel III capital reforms; the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), interchange fees, credit card income, and other bank services;

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

As of December 31, 2015,  in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2015, Republic had total assets of $4.2 billion, total deposits of $2.5 billion and total stockholders’ equity of $577 million. Based on total assets as of December 31, 2015, Republic ranked as the largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2015,  the Company was divided into four distinct operating segments: Traditional Banking, Warehouse,  Mortgage Banking and RPG. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of Traditional Banking operations. The RPG segment includes the following divisions: TRS, RPS and RCS. TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Net income, total assets and net interest margin by business segment for the years ended December 31, 2015, 2014 and 2013 are presented below:

	Year Ended December 31, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$23,919	$5,964	$(26)	$29,857	$5,309	$35,166
Total assets	3,809,526	386,414	9,348	4,205,288	25,001	4,230,289
Net interest margin	3.15%	3.58%	NM	3.19%	NM	3.27%

	Year Ended December 31, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$21,315	$3,402	$(385)	$24,332	$4,455	$28,787
Total assets	3,404,323	319,153	11,593	3,735,069	11,944	3,747,013
Net interest margin	3.32%	3.77%	NM	3.35%	NM	3.33%

	Year Ended December 31, 2013
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$21,265	$2,663	$2,887	$26,815	$(1,392)	$25,423
Total assets	3,205,499	149,351	9,307	3,364,157	7,747	3,371,904
Net interest margin	3.47%	4.28%	NM	3.50%	NM	3.48%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

The Company’s pending acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), and its wholly-owned bank subsidiary Cornerstone Community Bank, is expected to close during the first half of 2016 for approximately $32.3 million in cash. The acquisition of Cornerstone will expand the Company’s footprint in the Tampa, Florida metropolitan statistical area.  On December 31, 2015, Cornerstone operated four banking centers in the Tampa, Florida metropolitan statistical area, with approximately $250 million in total assets, approximately $190 million in loans and approximately $200 million in deposits.

For additional information concerning the Company’s acquisition of Cornerstone Bancorp, Inc., see Footnote 2 “Acquisition (Subsequent Event)” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking segment

Lending Activities

The Bank’s principal lending activities consists of the following:

Retail Mortgage Lending —  Through its retail banking centers detailed above, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, residential real estate loans.  In addition, the Bank originates home equity amortizing loans (“HEAL”) and home equity lines of credit (“HELOCs”) through its retail banking centers. All such loans are generally collateralized by owner occupied property.  In 2015, the Bank embarked on an aggressive marketing campaign to increase its HELOCs utilizing a promotional rate product.  Under the terms of the promotional product during 2015, clients received a fixed interest rate of 1.99% for the first twelve months with no upfront closing costs.  When the promotional rate expires after twelve months, rates are adjusted to an index based on the New York Prime Rate (“Prime”).  During January 2016, the Company increased its offering rate on the promotional product to 2.99% for the first twelve months with no upfront closing costs.

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

The Bank offers single family, first lien residential real estate, adjustable rate mortgages (“ARM”s) with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a higher interest rate for its ARMs if the property is not owner occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest rate periods generally ranging from five to ten years, with demand dependent upon market conditions.  In general, ARMs containing longer fixed rate periods have historically been more attractive to the Bank’s clients in a relatively low rate environment, while ARMs with shorter fixed rate periods have historically been more attractive to the Bank’s clients in a relatively high rate environment.  While there is no requirement for clients to refinance their loans at the end of the fixed rate period, clients have historically done so the majority of the time, as most clients are interest rate risk-averse on their first mortgage loans.

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate may be originated with a loan-to-value (“LTV”) up to 90% and a combined LTV up to 100%.  During the fourth quarter of 2013, the Bank introduced a 100% LTV product for home purchase transactions within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans.  Except for the HEAL product under $150,000, the Bank requires mortgagee’s title insurance on single family, first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

Single family, first lien residential ARMs originated prior to January 10, 2014 generally contain an early termination penalty (“ETP”). Effective January 10, 2014, with the implementation of the Ability to Repay (“ATR”) Rule, the Bank eliminated ETPs for newly originated ARMs.

Single family, first lien residential real estate loans with fixed rate periods of 15, 20 and 30 years are primarily sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained.  All loans sold into the secondary market along with their corresponding MSRs are included as a component of the Company’s “Mortgage Banking” segment as discussed elsewhere in this filing.  The Bank, as it has in the past, may retain such longer-term fixed rate loans from time-to-time in the future to help combat market compression.  Any such loans retained on balance sheet would be reported as a component of the Traditional Banking segment.

For additional information regarding the Bank’s interest rate sensitivity, see the section titled “Asset/Liability Management and Market Risk” under Part II Item 7 “Management’s Discussion and Analysis of Financial condition and Results of Operations.”

The Bank does, on occasion, purchase single family, first lien residential real estate loans in low-to-moderate income areas in order to meet its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to the review of these purchased loan portfolios and generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

In January 2014, the CFPB’s final rule implementing the ATR requirements in the Dodd-Frank Act became effective. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule provides a presumption of compliance with the ATR requirements and certain protections from liability for a mortgage loan meeting the parameters of a qualified mortgage (“QM”). While regulatory agencies have explained that there is no legal requirement or supervisory expectation to originate any QMs at all, transactions covered by the ATR requirements that do not meet the parameters of a QM, i.e. “non-QMs,” do not maintain the presumed protections from liability like their QM counterparts.

Management believes that ARM loans originated through the Bank’s retail origination channel during 2014 were predominantly QMs; however, the Bank made strategic changes to its underwriting guidelines in 2015 that resulted in the substantial majority of ARM loans originated through its retail origination channel to be non-QMs.  Management made these strategic changes to provide a better client experience for the Bank’s mortgage loan clients and to reduce the overall costs to the Bank of originating loans subject to the QM parameters.  Management still expects all of its ARM loans to meet the ATR requirements.

See additional discussion regarding ATR requirements and QMs under the sections titled:

•	“Supervision and Regulation” in this section of the filing
•	Part I Item 1A “Risk Factors”

Commercial Lending — The Bank’s Commercial and Corporate Banking department (the “CCB Department”) is composed of Corporate Banking, Commercial Finance, Municipal Lending, and Republic Realty. All credit approvals and processing for this Division are prepared and underwritten through the Bank’s existing Credit Administration Department (“CAD”).

Corporate Banking’s marketing focus is locally-based companies within the Bank’s market footprint, typically with revenues of $15 million to $150 million.  Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; generational transfers from existing owners to children, existing management, or employees (Employee Stock Ownership Plans); and refinancing of existing debt at other banks.    Corporate Banking’s primary product focus is Commercial & Industrial (“C&I”) lending, and to a lesser degree, Commercial Real Estate (“CRE”) opportunities.  The targeted C&I credit size for client relationships is $2.5 million to $25 million, with limited exceptions for corporate borrowers of the highest credit quality.  It is the Bank’s goal to be the primary bank for these clients including obtaining the clients’ full depository relationships as well.  On an exception basis, for large locally-based public institutions, the Bank may consider participations in larger credit facilities.  In these cases, the client is not expected to maintain its primary banking relationship with the Bank.

C&I loans typically include those secured by General Business Assets (“GBA”), which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor.  Credit facilities include annually renewable lines of credit and term loans with maturities typically from three to seven years, and may also involve quarterly financial covenant requirements. These reporting requirements are monitored by the Bank’s CAD. Underwriting C&I loans is based on the borrower’s financial capacity to repay these loans from its Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”),  with capital strength, collateral and management experience also important underwriting considerations.

The Commercial Finance Group targets financing for equipment, typically ranging from $100,000 to $500,000 per unit financed with five to seven year terms. Credit exposures to individual relationships are expected to be $500,000 to $5 million.  It is not a requirement in this area that the Bank maintain the borrower’s primary banking relationship. Both leasing and lending are used to accommodate financing needs, with EBITDA, company financial history, and collateral values/useful life primary underwriting considerations.

The Municipal Lending Area responds to financing requests from cities and counties, largely in the state of Kentucky and in southern Indiana. The Bank issues general obligation and/or appropriation leases/loans to cities and counties. General obligation leases/loans range between $100,000 to $5 million, with leases above $5 million requiring approval from the Bank’s Executive Loan Committee.  Appropriation leases generally do not exceed $1 million.  It is not a requirement in this area that the Bank maintain the client’s primary banking relationship.

The Bank started Republic Realty in 2015 to focus on stabilized CRE loans with low leverage and strong cash flows.  The majority of interest rates offered are based on the 30-day London Interbank Offered Rate (“LIBOR”).  Fixed rates are facilitated to borrowers with terms of up to 10 years, by utilizing interest rate swaps.  In some cases, limited or non-recourse (of owners) loans will be issued, based upon the capital position, cash flows, and stabilization of the borrowing entity.  Most all borrowers are single-asset entities.  Loan sizes will typically range from $3 million up to $25 million.  Loans will be located within the Bank’s market footprint or within adjacent markets.   Primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed.

The Bank’s CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial use property.

During 2015, while continuing to increase its total commercial-related loan portfolio, the Bank strategically diversified its commercial loan mix by increasing the ratio of C&I loans to total commercial loans and conversely decreasing the ratio of CRE loans to total commercial loans. At December 31, 2015, the CRE, C&I and Lease Financing Receivables (“LFR”) classes accounted for 78%, 21% and 1%, respectively, of the commercial lending portfolio, compared to 83%, 16% and less than 1%, respectively, at December 31, 2014. The Bank looks to continue this trend in the near-term.

Construction and Land Development Lending — The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Such loans may be made to contractors to build single family dwellings under contract or directly to consumers. Construction loans are generally offered on the same basis as other single family, first lien residential real estate loans, except that a larger percentage down payment is typically required.

Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off at closing.  Residential properties are generally made in amounts up to 80% of anticipated cost of construction. Loans to developers and builders generally have terms of nine to twelve months. Loan proceeds on builders’ projects are typically disbursed in increments as construction progresses and as property inspections warrant.

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

Correspondent Lending — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.  Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s market footprint. As of December 31, 2015, a substantial majority of loans originated through the Company’s Correspondent Lending channel were secured by single family residences located in the state of California.

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

The Bank began acquiring unsecured consumer installment loans for investment from a third-party originator in April 2014. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

Indirect Lending – In the fourth quarter of 2015, the Bank initiated a formal indirect lending division to grow its presence in the consumer auto loan market.  The program involves setting up relationships with automobile dealers in the Bank’s market footprint and obtaining new loans in a low cost delivery method. Management believes that this initiative also places the Bank in a position to enter floor plan lending in 2016.

See additional discussion regarding Lending Activities under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Loan and Lease Losses.”

The Bank’s other Traditional Banking activities generally consists of the following:

Private Banking — The Bank provides financial products and services to high net worth individuals through its Private Banking Department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of this clientele.

Treasury Management Services — The Bank provides various deposit products designed for commercial business clients located throughout its market footprint. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Bank’s Treasury Management Department.

Internet Banking — The Bank expands its market penetration and service delivery by offering clients Internet Banking services and products through its website, www.republicbank.com.

Mobile Banking — The Bank allows clients to easily and securely access and manage their accounts through its mobile banking application.

Other Banking Services — The Bank also provides trust, title insurance and other financial institution related products and services.

Bank Acquisitions — The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its organic growth strategies.  The Company expects to complete its pending acquisition of Cornerstone Bancorp, Inc., headquartered in St. Petersburg, Florida during the first half of 2016.

See additional discussion regarding the Traditional Banking segment under Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(II)  Warehouse Lending segment

The Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit.  These credit facilities are secured by single family, first lien residential real estate loans. The credit facility enables the mortgage banking clients to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank or purchased by the Bank through its Correspondent Lending channel. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking client.

See additional discussion regarding the Warehouse Lending segment under Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

See additional discussion regarding the Mortgage Banking segment under Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Introduction of the “Easy Advance”

Since RB&T’s discontinuance of the Refund Anticipation Loans (“RALs”) in April 2012, the tax industry, as a whole, has continued to make credit alternatives available to its customer base each year, including the availability of RALs in various states through finance companies.  One credit alternative to a traditional RAL the industry has developed is a product that allows a taxpayer to receive an advance of a portion of their refund with no additional fee paid by the taxpayer, and all fees for the advance being paid by the tax preparer or tax software company (collectively, the “Tax Providers”) to the lenders that offer this product.  In an effort to gain a competitive marketing advantage, some Tax Providers offered this no-fee advance product to the public in 2015 with others offering a similar program during the first quarter 2016 tax season.

TRS began offering a no-fee tax credit product during the first quarter of 2016.  As part of the program, the Tax Providers pay the Bank a flat fee per approved advance.  RPG’s credit product, which is named “Easy Advance,” has the following features:

•	An advance amount of $750 per customer;
•	Product offered through February 29, 2016;
•	All fees for the product to be paid by the Tax Providers;
•	No requirement that the customer pay for another bank product, such as an RT;
•	The customer can elect to have proceeds disbursed by direct deposit, prepaid card, check or the Walmart Direct2Cash® product;
•	The Tax Providers may not impose an upcharge to the Easy Advance customer to offset the cost of the advance,
•	Repayment to the Bank is deducted from the customer’s tax refund proceeds; and
•	If an insufficient refund to repay the Easy Advance occurs:
o	there is no recourse to the customer,
o	no negative credit reporting on the customer, and
o	no collection efforts against the customer.

Prior to the 2016 tax season, the Bank’s senior management team reviewed with its primary federal regulator, the FDIC, the features listed above for the Easy Advance product and the Bank’s plans to offer the product during the first quarter of 2016.

Management believes the overall volume of the product is primarily dependent on the marketing of the product by the Tax Providers.  The Tax Providers’ willingness to market the product is highly dependent upon the actual value and perceived value of the product by the Tax Providers.  The product is a no-fee value-added product to the taxpayer customer.  This no-fee product to the customer is intended to retain existing customers or to attract additional tax preparation customers to the Tax Providers, with the Tax Providers’ expectation to earn more than enough revenue on tax preparation services to cover the costs they incur in offering the product.

Related to the overall credit losses for the Easy Advance, the Bank’s ability to control those losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive their tax refund filed with the IRS.  The Bank’s approval model for the Easy Advance is based on prior year IRS funding patterns with on-going changes made in-season to adjust for any new current year funding patterns recognized by the Bank.  Because much of the loan volume overall occurs each year before that year’s funding patterns can be analyzed and subsequent underwriting changes made, credit losses in the current year could be higher than management’s predictions if IRS funding patterns change materially between the prior year and current year.

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

The Company divides prepaid cards into two general categories:

Reloadable Cards: These types of cards are considered general purpose reloadable (“GPR”) cards. These cards may take the form of payroll cards issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an online application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

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

Prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at automatic teller machines (“ATM”s) or purchase goods or services by use of personal identification numbers (“PINs”) or signature at retail locations. These cards can be used virtually anywhere that Visa® or MasterCard® is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants.

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

Republic Credit Solutions division:

Through the Bank, the RCS division offers short-term consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30 days-or-more, and are dependent on various factors including the consumer’s ability to repay.

During the third quarter of 2015, one of RCS’ small dollar consumer loan programs exited the program’s pilot phase.  Under the operation of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest. During 2015, RPG sold approximately $137 million of loans from this program to a third party compared to $636,000 during 2014. As of December  31, 2015, RCS carried approximately $7 million of such loans on its balance sheet, representing its 10% retained ownership.

See additional discussion regarding RPG under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 23 “Segment Information”

Employees

As of December 31, 2015, Republic had 785 full-time equivalent employees (“FTE”s). Altogether, Republic had 771 full-time and 28 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market footprint in originating loans, attracting deposits, and selling other banking related financial services. Through its Correspondent Lending channel, the Bank also competes to acquire newly originated mortgage loans from select mortgage companies on a national basis. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee and Ohio. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The primary factors in competing for bank products are convenient locations and ATMs, flexible hours, deposit interest rates, services, internet banking, mobile banking, range of lending services offered and lending fees. Additionally, the Bank believes that an emphasis on highly personalized service tailored to individual client needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Bank’s ability to compete successfully in its market footprint.

Warehouse Lending

The Bank competes with financial institutions across the United States for mortgage banking clients in need of warehouse lines of credit. Competitors may have substantially greater resources, larger established client bases, higher lending limits, as well as underwriting standards and on-going oversight requirements that could be viewed more favorably by some clients.  A few or all of these factors can lead to a competitive disadvantage to the Company when attempting to retain or grow its Warehouse client base.

Mortgage Banking

The Bank competes with mortgage bankers, mortgage brokers and financial institutions for the origination and funding of mortgage loans. Many competitors have branch offices in the same areas where the Bank’s loan officers operate. The Bank also competes with mortgage companies whose focus is often on telemarketing and internet lending.

Republic Processing Group

Tax Refund Solutions division

The TRS division faces direct competition for RT market share from independently-owned processing groups partnered with banks.  The Bank continues to incur substantial pressure on its profit margin for its RT products, as it competes with rebate and pricing incentives in the RT marketplace.

Republic Payment Solutions division

The prepaid card industry is subject to intense and increasing competition. The Bank competes with a number of companies that market different types of prepaid card products, such as GPR, gift, incentive and corporate disbursement cards. There is also competition from large retailers who are seeking to integrate more financial services into their product offerings. Increased competition is also expected from alternative financial services providers who are often well-positioned to service the “underbanked” and who may wish to develop their own prepaid card programs.

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

The Company is a financial holding company, a legal entity separate and distinct from the Bank that is subject to direct supervision by The Federal Reserve Bank (“FRB”). The Company’s principal source of funds is the payment of cash dividends from the Bank. The Company files regular routine reports with the FRB in addition to the Bank’s filings with the FDIC concerning business activities and financial condition. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness, and compliance with various requirements.

The Bank is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions (“KDFI”). The Bank also operates in Florida, Indiana, Ohio and Tennessee. All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC.

The Bank is subject to restrictions, requirements, potential enforcement actions and examinations by the FDIC and KDFI. The FRB regulates the Company with monetary policies and operational rules that directly impact the Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Bank’s lending, deposit and other activities. The Bank and the Company are also subject to regulations issued by the CFPB, an independent bureau of the FRB created by the Dodd-Frank Act. An adverse ruling against the Company or the Bank under these laws could have a material adverse effect on results of operations.

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

Prepaid Card Regulation

The prepaid cards marketed by the RPS division are subject to various federal and state laws and regulations, including regulations issued by the CFPB, as well as those discussed below.  Prepaid cards issued by the Bank could be subject to the Electronic Fund Transfers Act (“EFTA”) and the FRB’s Regulation E. With the exception of those provisions comprising the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”); the Bank treats prepaid products such as GPR cards as being subject to certain provisions of the EFTA and Regulation E when applicable, such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations.

State Wage Payment Laws and Regulations

The use of payroll card programs as means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments. RPS payroll cards are designed to allow employers to comply with such applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees either through statutory provisions allowing such use, or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for the use of such cards. Nearly every state allowing payroll card programs places certain requirements or restrictions on their use as a wage payment method. The most common of these requirements or restrictions involves obtaining the prior written consent of the employee, limitations on payroll card fees and disclosure requirements.

Card Association and Payment Network Operating Rules

In providing certain services, the Bank is required to comply with the operating rules promulgated by various card associations and network organizations, including certain data security standards, with such obligations arising as a condition to access or participation in the relevant card association or network organization. Each card association and network organization may audit the Bank from time to time to ensure compliance with these standards. The Bank maintains appropriate policies and programs and adapts business practices in order to comply with all applicable rules and standards of such associations and organizations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law, which was intended to cause a fundamental restructuring of federal banking regulation through implementation of extensive regulatory reforms. Many of these reforms have been implemented and others are expected to be implemented in the future.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial companies. Provisions of the Dodd-Frank Act that have been or will be implemented that have impacted or may impact the Company and the Bank include:

•

Requiring publicly traded companies to provide stockholders the opportunity to cast a non-binding vote on executive compensation at least every three years and on “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Volcker Rule — In December, 2013, the final Volcker Rule provision of the Dodd-Frank Act was approved and implemented by the FRB, the FDIC, the SEC, and the Commodity Futures Trading Commission (“CFTC”) (collectively, the “Agencies”). The Volcker Rule aims to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks are restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. Affected institutions were required to fully conform to the Volcker Rule by July 21, 2015.

I.The Company

Acquisitions — The Company is required to obtain the prior approval of the FRB under the Bank Holding Company Act (“BHCA”) before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In addition, the Bank must obtain regulatory approval before entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company, its subsidiaries and related banks, and the target bank involved, the convenience and needs of the communities to be served and various competitive and other factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their designated communities, specifically including low-to-moderate income persons and neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized, adequately managed, has a satisfactory or better CRA rating and is not subject to any regulatory restrictions, the Company may purchase a bank, subject to regulatory approval. Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky, Florida, Indiana, Ohio or Tennessee may purchase a bank located inside Kentucky, Florida, Indiana, Ohio or Tennessee subject to appropriate regulatory approvals. In either case, however, state law restrictions may be placed on the acquisition of a bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits. For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky.

The BHCA and the Federal Change in Bank Control Act also generally require the approval of the Federal Reserve prior to any person or company acquiring control of a state bank or bank holding company. Acquiring control conclusively occurs if immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 25% or more of any class.  Acquiring control is refutably presumed if, immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 10 percent or more of any class, and (i) the institution has registered securities under section 12 of the Securities Exchange Act; or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

Financial Activities — The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”). The GLBA permits bank holding companies that qualify as, and elect to be, Financial Holding Company’s (“FHCs”), to engage in a broad range of activities that are financial in nature, incidental to financial activity, or complementary to financial activity that does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. These financial activities include, but are not limited to, the following: underwriting securities, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To achieve and maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a “satisfactory” CRA rating. The Company currently qualifies as and maintains an election as a FHC.

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

Code of Ethics — The Company has adopted a code of ethics that applies to all employees, including the Company’s principal executive, financial and accounting officers. The Company’s code of ethics is posted on the Bank’s website. The Company intends to disclose information about any amendments to, or waivers from, the code of ethics that are required to be disclosed under applicable SEC regulations by providing appropriate information on the Company’s website. If at any time the code of ethics is not available on the Company’s website, the Company will provide a copy of it free of charge upon written request.

II.The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky chartered bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank in Kentucky, a state bank, state thrift, or state savings operating in any other state, a federal savings bank or federal thrift, or meeting the qualified thrift lender test, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all banks not meeting these criteria requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the proposed branch must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. As a result of the Dodd Frank Act, the Bank, along with any other national or state chartered bank generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

Affiliate Transaction Restrictions — Transactions between the Bank and its affiliates, and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the bank or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors and principal stockholders and each of their related interests.

The FRB promulgated Regulation W to implement Sections 23A and 23B of the FRA. This regulation contains many of the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets — Bank regulators may declare a dividend payment to be unsafe and unsound even if the Bank continues to meet its capital requirements after the dividend. Dividends paid by the Bank provide substantially all of the Company’s operating funds. Regulatory requirements limit the amount of dividends that may be paid by the Bank. Under federal regulations, the Bank cannot pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

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

In November 2014, the FDIC revised the risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules in accordance with Basel III that became effective in 2015 and 2018. For deposit insurance assessment purposes, the updated system will revise the ratios and ratio thresholds relating to capital evaluations.

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

The CRA requires all institutions to make public disclosure of their CRA ratings. In June 2015, the Bank received a “Satisfactory” CRA Performance Evaluation. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

Home Mortgage Disclosure Act (“HMDA”) — The HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics, as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of the HMDA.

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

Real Estate Settlement Procedures Act (“RESPA”) — The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of the RESPA may result in imposition of penalties, including: (i) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (ii) awards of court costs and attorneys’ fees; and (iii) fines of not more than $10,000 or imprisonment for not more than one year, or both. A rule requiring integrated disclosures from the TLA and RESPA became effective in October 2015.

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

Through December 31, 2014, the guidelines required a minimum total risk based capital ratio of 8.0%, of which at least 4.0% was required to consist of Tier 1 capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity investment securities. Tier 2 capital may not exceed 100% of Tier 1 capital.

In addition to the risk based capital guidelines, the FRB utilized a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

New Capital Rules — Effective January 1, 2015 the Company and the Bank became subject to the new capital regulations in accordance with Basel III. The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The capital conservation buffer requirement is phased in beginning in January 2016, and will increase until fully implemented in 2019. The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5%  common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio. As of December 31, 2015, the ratios for both the Company and the Bank exceeded the minimum capital ratio requirements for “well-capitalized” including the 2.5% capital conservation buffer, when fully implemented.

Under the new capital rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, a restricted amount of minority interest as additional Tier 1 capital, and non-cumulative preferred stock (plus related surplus), subject to certain eligibility requirements, minus goodwill and other specified intangible assets and other regulatory deductions.  Proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued before 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

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

As of December 31, 2015 and 2014 the Company’s capital ratios were as follows:

	2015		2014
	Actual		Actual
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$631,820	20.58%	$608,658	22.17%
Republic Bank & Trust Company	494,575	16.12	472,357	17.21

Common equity tier 1 capital to risk weighted
Republic Bancorp, Inc.	$564,329	18.39%	NA	NA
Republic Bank & Trust Company	467,084	15.23	NA	NA

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$604,329	19.69%	$584,248	21.28%
Republic Bank & Trust Company	467,084	15.23	447,947	16.32

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$604,329	14.82%	$584,248	15.92%
Republic Bank & Trust Company	467,084	11.46	447,947	12.21

NA - Not applicable

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

Undercapitalized, significantly undercapitalized and critically undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by the holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under banking regulations, a bank may not lawfully accept, roll over or renew brokered deposits, unless it is either well-capitalized or it is adequately capitalized and receives a waiver from its applicable regulator.

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

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in Republic Bancorp, Inc.’s (“Republic” or the “Company”) common stock is subject to risks inherent in its business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this filing. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

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

The Bank may experience future goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2015 as of September 30, 2015. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

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

If the Bank’s other real estate owned (“OREO”) portfolio is not properly valued or sufficiently reserved to cover actual losses, or if the Bank is required to increase its valuation reserves, the Bank’s earnings could be reduced. Management typically obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as OREO and at certain other times during the asset’s holding period. The Bank’s net book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A write-down is recorded for any excess in the asset’s net book value over its fair value. If the Bank’s valuation process is incorrect, or if property values decline, the fair value of the Bank’s OREO may not be sufficient to recover its carrying value in such assets, resulting in the need for additional writedowns. Significant additional writedowns to OREO could have a material adverse effect on the Bank’s financial condition and results of operations.

REPUBLIC PROCESSING GROUP (“RPG”)

The Company’s lines of business and products not typically associated with Traditional Banking expose earnings to additional risks and uncertainties. The RPG segment is comprised of three distinct divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”).

RPG’s products represent a significant business risk and management believes the Bank could be subject to additional regulatory and public pressure to exit these product lines, which may have a material adverse effect on the Bank’s operations.

Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of the products offered by RPG.  Actions of these groups and others could result in regulatory, governmental, or legislative action or litigation against the Bank, which could have a material adverse effect on the Bank’s operations.   If the Bank can no longer offer the Refund Transfer (“RT”) product through RPG, it will have a material adverse effect on its profits.

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

The Bank’s Easy Advance product represents a significant third party management risk, and if RB&T fails to comply with all the statutory and regulatory requirements, it could have a material negative impact on earnings. RPG and its third party partners operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by either RB&T or its third party partners to comply with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.

The Bank’s Easy Advance product represents a significant compliance and regulatory risk, and if RB&T fails to comply with all statutory and regulatory requirements, it could have a material negative impact on earnings. Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products, such as the Easy Advance.  Failure to comply with disclosure requirements or with laws relating to the permissibility of interest rates and fees charged, could have a material negative impact on earnings.  In addition, failure to comply with applicable laws and regulations could also expose RB&T to civil money penalties and litigation risk, including shareholder actions.

Easy Advances represent a significant credit risk, and if RB&T is unable to collect a significant portion of its Easy Advances, it would materially, negatively impact earnings. There is credit risk associated with an Easy Advance because the funds are disbursed to the customer prior to RB&T receiving the customer’s refund from the IRS.  Because there is no recourse to the customer if the Easy Advance is not paid off by the customer’s tax refund, RB&T may collect all of its payments related to Easy Advances from the IRS. Losses will generally occur on Easy Advances when RB&T does not receive payment from the IRS due to a number of reasons, such as IRS revenue protection strategies including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to RB&T during its underwriting process. Although RB&T’s underwriting will take these factors into consideration during the Easy Advance approval process, if the IRS significantly alters its revenue protection strategies for a given tax season, or RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those projected.  The provision for loan losses is a significant component of the RPG segment’s overall earnings.

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

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs, which would adversely impact the Bank’s operating results. Despite the various measures implemented by the Bank to address the economic environment, there may be further deterioration in the Bank’s loan portfolio. When borrowers default on their loan obligations, it may result in lost principal and interest income and increased operating expenses associated with the increased allocation of management time and resources associated with the collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached or performed, the Bank may charge-off loans, either in part or in whole. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank’s financial condition and earnings could be negatively impacted to the extent the Bank relies on borrower information that is false, misleading or inaccurate. The Bank relies on the accuracy and completeness of information provided by vendors, clients and other parties  in deciding whether to extend credit, or enter into transactions with other parties. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank’s use of appraisals as part of the decision process to make a loan on or secured by real property does not ensure the value of the real property collateral. As part of the decision process to make a loan secured by real property, the Bank generally requires an independent third-party appraisal of the real property.  An appraisal, however, is only an estimate of the value of the property at the time the appraisal is made.  An error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral securing a loan may be less than supposed, and if a default occurs, the Bank may not recover the outstanding balance of the loan. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

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

Loans originated through the Bank’s Correspondent Lending channel subject the Bank to additional negative earnings sensitivity as the result of prepayments and additional credit risks that the Bank does not have through its historical origination channels. Loans acquired through the Bank’s Correspondent Lending channel are typically purchased at a premium and also represent out-of-market loans originated by a non-Republic representative.  Loans purchased at a premium inherently subject the Bank’s earnings to additional sensitivity related to prepayments, as increases in prepayment speeds will negatively affect the overall yield to maturity on such loans, potentially even causing the net loan yield to be negative for the period of time the loan is owned by the Bank.

Loans originated out of the Bank’s market footprint by non-Republic representatives will inherently carry additional credit risk from potential fraud due to the increased level of third party involvement on such loans.  In addition, the Bank will also experience an increase in complexity for customer service and the collection process, given the number of different state laws the Bank could be subject to from loans purchased throughout the U.S. In 2015, the Bank’s Correspondent Lending channel originated loans in 20 different states, with the largest concentration of 78% from the state of California.

Failure to appropriately manage the additional risks related to this lending channel could lead to reduced profitability and/or operating losses through this origination channel.

Loans originated through the Bank’s Internet Lending channel will subject the Bank to credit and regulatory risks that the Bank does not have through its historical origination channels. The dollar volume of loans originated through the Bank’s Internet Lending channel is expected to be increasingly out-of-market.  Loans originated out of the Bank’s market footprint inherently carry additional credit risk, as the Bank will experience an increase in the complexity of the customer authentication requirements for such loans.  Failure to appropriately identify the end-borrower for such loans could lead to fraud losses.  Failure to appropriately manage these additional risks could lead to reduced profitability and/or operating losses through this origination channel.  In addition, failure to appropriately identify the end-borrower could result in regulatory sanctions resulting from failure to comply with various customer identification regulations.

WAREHOUSE LENDING (“WAREHOUSE”)

The Warehouse Lending business is subject to numerous risks which could result in losses. Risks associated with warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

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

Warehouse lines of credit may continue to experience margin compression due to several factors, such as competition, overall mortgage demand, interest rate environment, banking regulations and financial strength of our target client base.  The Bank experienced margin compression on its Warehouse lines of credit during 2015 due primarily to strong industry competition combined with an improved financial position of the Bank’s overall client base.  Continued margin compression may materially impact the Company’s results of operations.

The Company may lose Warehouse clients due to mergers and acquisitions in the industry. The Bank’s Warehouse clients are primarily mortgage companies around the Nation. Mergers and acquisitions affecting such clients may lead to an end to the client relationship with the Bank. The loss of a significant amount of clients may have a material adverse impact on the Company’s results of operations.

INVESTMENT SECURITIES AND BANK OWNED LIFE INSURANCE

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

The Bank holds a significant amount of bank owned life insurance. At December 31, 2015, the Bank held bank-owned life insurance (“BOLI”) on certain employees with a cash surrender value of $53 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

Fluctuations in interest rates could reduce profitability. The Bank’s asset/liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. The Bank’s primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Bank expects to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Bank’s position, earnings may be negatively affected.

A continued low interest rate environment may reduce profitability. An on-going low interest rate environment will cause the Bank’s interest-earning assets to continue to reprice into lower yielding assets without the ability for the Bank to offset the decline in interest income through a reduction in its cost of funds. Continued contraction in the Bank’s net interest margin may cause net interest income to decrease if growth in interest-earning assets cannot fully compensate for such contraction in net interest margin. The overall impact of such contraction in net interest margin will depend on the period of time that the current interest rate environment remains and the Bank’s interest-earning asset growth and asset mix over such time period.

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

The Bank may be compelled to offer market-leading interest rates to maintain sufficient funding and liquidity levels. The Bank has traditionally relied on client deposits, brokered deposits and advances from the FHLB to fund operations. Such traditional sources may be unavailable, limited or insufficient in the future. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled or curtailed, such as its borrowing line at the FHLB, or if the Bank cannot obtain brokered deposits, the Bank may be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs. Obtaining funds at market-leading interest rates may have an adverse impact on the Company’s net interest income and overall results of operations.

DEPOSITS AND RELATED ITEMS

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

In addition, the stock market, in general, has historically experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of the Company’s common stock, notwithstanding its actual or anticipated operating results, cash flows and financial condition. The Company expects that the market price of its common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, operating performance and investor perceptions of the outlook for the Company specifically and the banking industry in general. There can be no assurance about the level of the market price of the Company’s common stock in the future or that you will be able to resell your shares at times or at prices you find attractive.

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

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. Various federal and state regulatory agencies possess cease and desist powers, and other authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations. The Federal Reserve (“FRB”) possesses similar powers with respect to bank holding companies. These, and other restrictions, can limit in varying degrees, the manner in which Republic conducts its business.

Government responses to economic conditions may adversely affect the Company’s operations, financial condition and earnings. Enacted financial reform legislation has changed and will continue to change the bank regulatory framework. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect Company operations by restricting business activities, including the Company’s ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase the Company’s costs of doing business and may have a significant adverse effect on the Company’s lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of the Company’s loan and investment securities portfolios, which also would negatively affect financial performance.

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

MANAGEMENT, INFORMATION SYSTEMS, ACQUISITIONS, ETC.

The Company is dependent upon the services of its management team and qualified personnel. The Company is dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, the financial services industry and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its senior executives or key managers would have an adverse effect on operations; moreover, the Company depends on its account executives and loan officers to attract bank clients by developing relationships with commercial and consumer clients, mortgage companies, real estate agents, brokers and others. The Company believes that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves the Company, other members of the manager’s team may follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. The Company’s success also depends on its ability to continue to attract, manage and retain other qualified personnel as the Company grows.

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

The Company’s ability to successfully complete acquisitions will affect its ability to grow its franchise and compete effectively in its market footprint. The Company has announced plans to pursue a policy of growth through acquisitions in the near-future to supplement internal growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for many acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, the Company’s competitors have significantly greater resources than the Company has, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. The Company expects to complete its pending acquisition of Cornerstone Bancorp, Inc. during the first half of 2016 and intends to continue to pursue acquisition opportunities in its market footprint. The risks presented by the acquisition of other financial institutions could adversely affect the Bank’s financial condition and results of operations.

For additional information concerning the Company’s acquisition of Cornerstone Bancorp, Inc., see Footnote 2 “Acquisition (Subsequent Event)” of Part II Item 8 “Financial Statements and Supplementary Data.”

Successful Company acquisitions present many risks that could adversely affect the Company’s financial condition and results of operations. An institution that the Company acquires may have unknown asset quality issues or unknown or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution, in order to make the transaction economically advantageous. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its clients and the clients of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in the loss of key clients and employees, and prevent the Company from achieving expected synergies and cost savings. Acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring the Company to recognize further charges. The Company may finance acquisitions with borrowed funds, thereby increasing the Company’s leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2015, Republic had 32 banking centers located in Kentucky, two banking centers located in Florida, three banking centers in Indiana, two in Tennessee and one banking center in Ohio.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L(1)
601 West Market Street, Louisville	57,000	L(1)
661 South Hurstbourne Parkway, Louisville	42,000	L(1)
9600 Brownsboro Road, Louisville	15,000	L(1)
5250 Dixie Highway, Louisville	5,000	O/L(2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L(2)
9101 U.S. Highway 42, Prospect	3,000	O/L(2)
11330 Main Street, Middletown	6,000	O/L(2)
3902 Taylorsville Road, Louisville	4,000	O/L(2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L(2)
5125 New Cut Road, Louisville	4,000	O/L(2)
4808 Outer Loop, Louisville	4,000	O/L(2)
438 Highway 44 East, Shepherdsville	4,000	O/L(2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	2,000	L
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L(2)
3608 Walden Drive	4,000	O/L(2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Elizabethtown, 1690 Ring Road	6,000	L

Frankfort, 100 Highway 676	3,000	O/L(2)

Georgetown, 430 Connector Road	5,000	O/L(2)

Shelbyville, 1614 Midland Trail	6,000	L(2)

Florida Banking Centers:
9037 U.S. Highway 19, Port Richey	11,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
2034 Richard Jones Road, Nashville	3,000	L
113 Seaboard Lane, Franklin	2,000	L

Ohio Banking Center:
9683 Kenwood Road, Blue Ash	3,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	64,000	L(1)
651 Perimeter Drive, Lexington, KY	5,000	L

(1)

Locations are leased from partnerships in which Steven E. Trager, Chairman and Chief Executive Officer and A. Scott Trager, President, are partners. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 19 “Transactions with Related Parties and Their Affiliates.”

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic Bancorp, Inc.’s (“Republic” or the “Company”) Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the respective dividends declared during 2015 and 2014.

2015
	Sales Price(1)		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$24.85	$22.79	0.187	0.170
June 30th	26.43	23.38	0.198	0.180
September 30th	26.53	23.95	0.198	0.180
December 31st	27.26	24.39	0.198	0.180

2014
	Sales Price(1)		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$24.56	$22.50	0.176	0.160
June 30th	24.51	21.92	0.187	0.170
September 30th	24.26	22.51	0.187	0.170
December 31st	25.48	22.38	0.187	0.170

(1)	— Sales price based on closing market price.

At February 12, 2016, the Company’s Class A Common Stock was held by 513 shareholders of record and the Class B Common Stock was held by 107 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 16 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of

December 31, 2015, the trustee held 228,281 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2015 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	2,950	25.20	—
Total	2,950	$25.20	—	293,750

During 2015, the Company repurchased 21,890 shares and there were 31,052 shares exchanged for stock option exercises. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2015, the Company had 293,750 shares which could be repurchased under its current share repurchase programs.

During 2015, there were approximately 242 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2010 and ending December 31, 2015. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2010. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2011	2012	2013	2014	2015

Republic Class A
Common Stock (RBCAA)	$100.00	$99.26	$98.96	$118.24	$122.80	$131.12
NASDAQ Bank Index	100.00	89.50	104.96	105.97	158.18	174.05
S&P 500 Index	100.00	102.11	116.46	156.15	180.74	182.11

Republic Bancorp Class A Common Stock
NASDAQ Bank Index
S&P 500 Index
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Dec. 31, 2010
Dec. 31, 2011
Dec. 31, 2012
Dec. 31, 2013
Dec. 31, 2014
Dec. 31, 2015

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2011 through 2015. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2015	2014	2013	2012	2011

Balance Sheet Data:

Cash and cash equivalents	$210,082	$72,878	$170,863	$137,691	$362,971
Investment securities	555,785	481,348	483,537	484,256	674,022
Loans held for sale	4,597	6,388	3,506	10,614	4,392
Gross loans	3,326,610	3,040,495	2,589,792	2,650,197	2,285,295
Allowance for loan and lease losses	(27,491)	(24,410)	(23,026)	(23,729)	(24,063)
Goodwill	10,168	10,168	10,168	10,168	10,168
Bank owned life insurance	52,817	51,415	25,086	—	—
Total assets	4,230,289	3,747,013	3,371,904	3,394,399	3,419,991
Non interest-bearing deposits	634,863	502,569	488,642	479,046	408,483
Interest-bearing deposits	1,852,614	1,555,613	1,502,215	1,503,882	1,325,495
Total deposits	2,487,477	2,058,182	1,990,857	1,982,928	1,733,978
Securities sold under agreements to repurchase and other short-term borrowings	395,433	356,108	165,555	250,884	230,231
Federal Home Loan Bank advances	699,500	707,500	605,000	542,600	934,630
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	3,653,742	3,188,282	2,829,111	2,857,697	2,967,624
Total stockholders’ equity	576,547	558,731	542,793	536,702	452,367

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$68,847	$118,803	$145,970	$187,790	$315,530
Investment securities, including FHLB stock	546,655	525,748	527,681	640,830	678,804
Gross loans, including loans held for sale	3,174,234	2,738,304	2,575,146	2,504,150	2,246,259
Allowance for loan and lease losses	(25,570)	(23,067)	(23,287)	(25,226)	(28,817)
Total assets	3,982,840	3,559,617	3,385,345	3,560,739	3,416,921
Non interest-bearing deposits	651,275	553,929	513,891	624,053	509,457
Interest-bearing deposits	1,714,214	1,510,201	1,514,847	1,512,455	1,540,515
Total interest-bearing liabilities	2,734,561	2,432,153	2,305,106	2,351,768	2,418,865
Total stockholders’ equity	574,766	557,378	546,880	530,096	439,636

Income Statement Data - Total Company:

Total interest income	$142,432	$132,377	$134,568	$183,459	$195,115
Total interest expense	18,462	19,604	21,393	22,804	30,255
Net interest income	123,970	112,773	113,175	160,655	164,860
Provision for loan and lease losses	5,396	2,859	2,983	15,043	17,966
Total non interest income	47,994	42,519	46,230	163,465	118,555
Total non interest expenses	113,324	108,118	115,924	125,132	121,252
Income before income tax expense	53,244	44,315	40,498	183,945	144,197
Income tax expense	18,078	15,528	15,075	64,606	50,048
Net income	35,166	28,787	25,423	119,339	94,149

Income Statement Data - Core Banking(1):

Total interest income	$139,155	$132,014	$134,419	$137,886	$135,522
Total interest expense	18,424	19,571	21,392	22,655	29,775
Net interest income	120,731	112,443	113,027	115,231	105,747
Provision for loan and lease losses	3,065	3,392	3,828	8,167	6,406
Total non interest income	28,441	24,607	31,471	85,157	30,230
Total non interest expenses	101,184	96,451	99,743	102,825	90,396
Income before income tax expense	44,923	37,207	40,927	89,396	39,175
Income tax expense	15,066	12,875	14,112	30,943	12,368
Net income	29,857	24,332	26,815	58,453	26,807

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2015	2014	2013	2012	2011

Per Share Data:

Basic weighted average shares outstanding	20,861	20,804	20,807	20,959	20,945
Diluted weighted average shares outstanding	20,942	20,899	20,904	21,028	20,993
End of year shares outstanding:
Class A Common Stock	18,652	18,603	18,541	18,694	18,652
Class B Common Stock	2,245	2,245	2,260	2,271	2,300
Basic earnings per share:
Class A Common Stock	$1.70	$1.39	$1.23	$5.71	$4.50
Class B Common Stock	1.55	1.32	1.17	5.55	4.45
Diluted earnings per share:
Class A Common Stock	$1.70	$1.38	$1.22	$5.69	$4.49
Class B Common Stock	1.54	1.32	1.16	5.53	4.44
Cash dividends declared per share:
Class A Common Stock	$0.781	$0.737	$0.693	$1.749	$0.605
Class B Common Stock	0.710	0.670	0.630	1.590	0.550

Market value per share at December 31,	$26.41	$24.72	$24.54	$21.13	$22.90
Book value per share at December 31,	27.59	26.80	26.09	25.60	21.59
Tangible book value per share at December 31,(2)	26.87	26.08	25.35	24.86	20.81

Performance Ratios:

Return on average assets (ROA)	0.88%	0.81%	0.75%	3.35%	2.76%
Return on average equity (ROE)	6.12%	5.16%	4.65%	22.51%	21.42%
Efficiency ratio(3)	66%	70%	73%	39%	43%
Yield on average interest-earning assets	3.76%	3.91%	4.14%	5.50%	6.02%
Cost of average interest-bearing liabilities	0.68%	0.81%	0.93%	0.97%	1.25%
Cost of deposits(4)	0.19%	0.19%	0.20%	0.24%	0.43%
Net interest spread	3.08%	3.10%	3.21%	4.53%	4.77%
Net interest margin - Total Company	3.27%	3.33%	3.48%	4.82%	5.09%
Net interest margin - Core Banking(1)	3.19%	3.35%	3.50%	3.63%	3.55%

Capital Ratios:

Average stockholders’ equity to average total assets	14.43%	15.66%	16.15%	14.89%	12.87%
Total risk based capital - Total Company	20.58%	22.17%	26.71%	25.28%	24.74%
Common equity tier 1 capital - Total Company	18.39%	NA	NA	NA	NA
Tier 1 risk based capital - Total Company	19.69%	21.28%	25.67%	24.31%	23.59%
Tier 1 leverage capital - Total Company	14.82%	15.92%	16.81%	16.36%	14.77%
Dividend payout ratio	46%	53%	56%	31%	13%
Dividend yield	2.96%	2.98%	2.82%	8.28%	2.64%

Other Information:

Period end full time equivalent employees - Total Company	785	723	736	797	710
Number of banking centers	40	41	45	44	43

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2015	2014	2013	2012	2011

Credit Quality Data and Ratios:

Loans on nonaccrual status	$21,712	$23,337	$19,104	$18,506	$23,306
Loans past due 90-days-or-more and still on accrual	224	322	1,974	3,173	—
Total nonperforming loans	21,936	23,659	21,078	21,679	23,306
Other real estate owned	1,220	11,243	17,102	26,203	10,956
Total nonperforming assets	$23,156	$34,902	$38,180	$47,882	$34,262
Total delinquent loans	$11,731	$15,851	$16,223	$20,844	$24,433

Nonperforming loans to total loans	0.66%	0.78%	0.81%	0.82%	1.02%
Nonperforming assets to total loans (including OREO)	0.70%	1.14%	1.46%	1.79%	1.49%
Nonperforming assets to total assets	0.55%	0.93%	1.13%	1.41%	1.00%
Allowance for loan and lease losses to total loans	0.83%	0.80%	0.89%	0.90%	1.05%
Allowance for loan and lease losses to nonperforming loans	125%	103%	109%	109%	103%
Delinquent loans to total loans(5)	0.35%	0.52%	0.63%	0.79%	1.07%
Net loan charge-offs to average loans - Total Company	0.07%	0.05%	0.14%	0.61%	0.76%
Net loan charge-offs to average loans - Core Banking(1)	0.05%	0.08%	0.18%	0.34%	0.24%

(1)

See Footnote 23 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments which constitute the Company’s Core Banking operations.

(2)

The following table provides a reconciliation of total stockholders’ equity in accordance with U.S. generally accepted accounting principles (“GAAP”) to tangible stockholders’ equity in accordance with applicable regulatory requirements. The Company provides the tangible book value ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

	As of and Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Total stockholders’ equity (a)	$576,547	$558,731	$542,793	$536,702	$452,367
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	—	—	—	510	58
Less: Mortgage servicing rights	4,912	4,813	5,409	4,777	6,087
Tangible stockholders’ equity (c)	$561,467	$543,750	$527,216	$521,247	$436,054

Total assets (b)	$4,230,289	$3,747,013	$3,371,904	$3,394,399	$3,419,991
Less: Goodwill	10,168	10,168	10,168	10,168	10,168
Less: Core deposit intangible	—	—	—	510	58
Less: Mortgage servicing rights	4,912	4,813	5,409	4,777	6,087
Tangible assets (d)	$4,215,209	$3,732,032	$3,356,327	$3,378,944	$3,403,678

Total stockholders' equity to total assets (a/b)	13.63%	14.91%	16.10%	15.81%	13.23
Tangible stockholders’ equity to tangible assets (c/d)	13.32%	14.57%	15.71%	15.43%	12.81

Number of shares outstanding (e)	20,897	20,848	20,801	20,965	20,952

Book value per share (a/e)	$27.59	$26.80	$26.09	$25.60	$21.59
Tangible book value per share (c/e)	26.87	26.08	25.35	24.86	20.81

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; client bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or  cyber security attacks involving either the Company or one of the Company’s third party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors.”

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

•	future credit quality, credit losses and the overall adequacy of the Allowance for Loan and Lease Losses (“Allowance”);
•	potential impairment charges or write-downs of other real estate owned (“OREO”);
•	future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);
•	the future impact of Company strategies to mitigate interest rate risk;
•	future long-term interest rates and their impact on the demand for Mortgage Banking products, Warehouse lines of credit and Correspondent Lending products;
•	the future value of mortgage servicing rights (“MSRs”);
•	the potential impairment of investment securities;
•	the growth in the Bank’s loan portfolio, in general, and overall mix of such portfolio;

•	the growth in single family residential, first lien real estate loans originated through the Bank’s Correspondent Lending delivery channel;
•	the growth in the Bank’s Warehouse Lending (“Warehouse”) portfolio;
•	usage rates on Warehouse lines of credit;
•	the volatility of the Bank’s Warehouse portfolio outstanding balances;
•	the Bank’s ability to maintain and/or grow deposits;
•	the concentrations and volatility of the Bank’s securities sold under agreements to repurchase;
•	the Company’s intentions regarding its Trust Preferred Securities (“TPS”);
•	the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to pending or future business acquisitions;
•	future accretion of discounts on loans acquired in the Bank’s 2012 FDIC-assisted transactions and the effect of such accretion on the Bank’s net interest income and net interest margin;
•	future amortization of premiums on loans acquired through the Bank’s Correspondent Lending channel and the effect of such amortization on the Bank’s net interest income and net interest margin;
•	the future financial performance of Tax Refund Solutions (“TRS”), a division of the Republic Processing Group (“RPG”) segment;
•	future Refund Transfer (“RT”) volume for TRS;
•	future Easy Advance (“EA”) volume for TRS;
•	the future net revenue associated with RTs at TRS;
•	the future financial performance of Republic Payment Solutions (“RPS”), a division of RPG;
•	the future financial performance of Republic Credit Solutions (“RCS”), a division of RPG;
•

the extent to which regulations written and implemented by the Consumer Financial Protection Bureau (“CFPB”), and other federal, state and local governmental regulation of consumer lending and related financial products and services, may limit or prohibit the operation of the Company’s business;

•

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including but not limited to, Basel III capital reforms; the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), interchange fees, credit card income, and other bank services;

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

Management continually evaluates the Company’s accounting policies and estimates that it uses to prepare the consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, accounting and regulatory guidance, and information obtained from independent third party professionals. Actual results may differ from those estimates made by management.

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

Republic believes its critical accounting policies and estimates relate to:

•	Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses
•	Acquisition Accounting
•	Goodwill and Other Intangible Assets
•	Mortgage Servicing Rights
•	Income Tax Accounting
•	Investment Securities
•	Other Real Estate Owned
•	Correspondent Loan Premiums

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

The Bank defines impaired loans as follows:

•	All loans internally rated as “Substandard,” “Doubtful” or “Loss”;
•	All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;
•	All retail and commercial TDRs;
•	All loans internally rated in a purchased credit impaired (“PCI”) category with cash flows that have deteriorated from management’s initial acquisition day estimate; and
•	Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller balance, homogeneous mortgage loan. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

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

In order to take account of periods of economic growth and economic downturn, management generally uses the highest of the rolling four, eight, twelve, sixteen, twenty, twenty-four, or twenty-eight quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each class. Management assigns risk multiples to certain classes to account for qualitative factors such as:

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

For Core Banking operations, management performs two calculations at year end in order to confirm the reasonableness of its Allowance. In the first calculation, management compares the beginning Allowance to the net charge-offs for the most recent calendar year. The ratio of net charge-offs to the beginning of year Allowance indicates how adequately the Allowance accommodated subsequent charge-offs. Higher ratios suggest the beginning of year Allowance may not have been large enough to absorb impending charge-offs, while inordinately low ratios might indicate the accumulation of excessive allowances. The Core Bank’s net charge-off ratio to the beginning Allowance was 7% at December 31, 2015, compared to 9% for December 31, 2014. The Core Bank’s five year annual average for this ratio was 19% as of December 31, 2015. Management believes the Core Bank’s net charge-off ratio to beginning Allowance was within a reasonable range at December 31, 2015 and 2014.

For the second calculation, management assesses the Core Bank’s Allowance exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning of year Allowance in the form of actual charge-offs. Management believes an exhaustion rate that indicates a reasonable Allowance is in a range of three to six years. The Core Bank’s Allowance exhaustion rate at December 31, 2015 and 2014 was 5.6 years and 4.6 years compared to the five year annual average of 3.8 years as of December 31, 2015. Management believes the Bank’s Allowance exhaustion rate was within a reasonable range at December 31, 2015 and 2014.

Based on management’s calculation, a Core Bank Allowance of $26 million, or 0.78%, of total loans and leases was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2015 compared to $24 million, or 0.80%, at December 31, 2014. This estimate resulted in Core Banking Provision of $3.1  million during 2015 compared to $3.4 million in 2014. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank Allowance and the resulting effect on the income statement could be material.

The RPG Allowance at December 31, 2015 primarily related to loans originated through the RCS division. During the third quarter of 2015, one of RCS’ small dollar consumer loan programs exited the program’s pilot phase.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest. During 2015, the Company sold approximately $137 million of loans from this program compared to $636,000 during 2014. As of December 31, 2015, RCS carried approximately $7 million of such loans on its balance sheet, representing its 10% retained ownership.

For RCS loans, management conducts an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance. Due to their small-dollar, short-term nature, such loans are expected to experience higher loss rates than Core Bank consumer products. Based on management’s calculation, an RPG Allowance of $1.7 million, or 24%, of total loans was an adequate estimate of probable incurred losses within the portfolio as of December 31, 2015 compared to an Allowance of $44,000, or 1%, at December 31, 2014.

RPG recorded a charge of $2.6 million and $49,000 to the Provision during 2015 and 2014 due to growth in short-term consumer loans originated by the RCS division. If the amount of future RCS charge-offs differs significantly from assumptions used by management in making its determination, an adjustment to the RPG Allowance and the resulting effect on the income statement could be material.

During 2015 and 2014, RPG recorded recoveries of $278,000 and $582,000 to the Provision for the collection of prior period Refund Anticipation Loan (“RAL”) charge-offs.

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

In determining the day-one fair values of PCI loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received.  The Bank typically accounts for PCI loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

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

Based on its assessment, the Company believes its goodwill of $10 million was not impaired and is properly recorded in the consolidated financial statements as of December 31, 2015 and 2014.

Other intangible assets consist of core deposit and acquired client relationship intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which can range from two to ten years. During 2013, the Company amortized all $510,000 in other intangible assets held as of December 31, 2012, with no such assets recorded as of December 31, 2015 and 2014.

Mortgage Servicing Rights — Mortgage loans held for sale are generally sold with the MSRs retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded as a component of net servicing income within Mortgage Banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into Mortgage Banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

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

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2015 and 2014, management determined there was no impairment within the MSR portfolio.

Income Tax Accounting — Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2015 and 2014.

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, the Company’s RPG segment recorded additional income tax expense of $1.1 million for the fourth quarter of 2013 primarily related to additional accruals recorded for possible state income tax payments beyond the Company’s original estimates related to the tax years 2010 through 2013. The Company attributed the increased state income taxes to the RPG segment, as RPG generated the substantial majority of the Company’s state income tax exposure outside of its geographic footprint during the tax years noted.

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

The Bank held one security at December 31, 2015 and 2014 with a total carrying value of $5 million for which it recorded OTTI charges in previous years.

Other Real Estate Owned (“OREO”) — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions (“BPO”s). Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s Credit Administration Department (“CAD”) reviews the assumptions and approaches utilized in the appraisal, as well as the fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class and may lead to additional adjustments to the value of unliquidated collateral of similar class.

The Bank’s total OREO recorded was $1 million and $11 million at December 31, 2015 and 2014.

Correspondent Loan Premiums — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse Lending clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan. During a period of declining interest rates, the expected life of Correspondent Loans would generally be expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the expected life of Correspondent Loans would generally be expected to increase as prepayments on the underlying loans would be anticipated to decline. Shorter estimated lives will increase premium amortization expense and decrease interest income, with longer lives having the reverse effect.

Unamortized premiums totaled $4 million at December 31, 2015 and 2014, with estimated lives between five and seven years.

RECENT DEVELOPMENTS

The Company’s pending acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), and its wholly-owned bank subsidiary Cornerstone Community Bank, is expected to close during the first half of 2016 for approximately $32.3 million in cash. The acquisition of Cornerstone will expand the Company’s footprint in the Tampa, Florida metropolitan statistical area.  On December 31, 2015, Cornerstone operated four banking centers in the Tampa, Florida metropolitan statistical area, with approximately $250 million in total assets, approximately $190 million in loans and approximately $200 million in deposits.

OVERVIEW

Net income for 2015 was $35.2 million, representing an increase of $6.4 million, or 22%, compared to 2014. Diluted earnings per Class A Common Share increased 23% to $1.70 for 2015 compared to $1.38 for 2014.

Table 1 — Summary

Years Ended December 31, (dollars in thousands, except per share data)	2015	2014	2013

Net income	$35,166	$28,787	$25,423
Diluted earnings per Class A Common Stock	$1.70	$1.38	$1.22
Return on average assets	0.88%	0.81%	0.75%
Return on average equity	6.12%	5.16%	4.65%

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by business segment for the year ended December 31, 2015 consisted of the following:

Traditional Banking segment

•	Net income increased $2.6 million, or 12%, for 2015 compared to 2014, primarily due to an increase in net interest income, driven by solid loan growth.

•

Net interest income increased $3.5 million, or 3%, for 2015 to $108.3 million. The Traditional Banking segment net interest margin decreased 17 basis points for the year ended December 31, 2015 to 3.15%.

•	The Traditional Banking Provision was $2.9 million for 2015 compared to $3.0 million for 2014.

•	Total non interest income increased $2.3 million, or 11%, for 2015 compared to 2014.

•	Total non interest expense increased $3.0 million, or 3%, during 2015 compared 2014.

•	Gross Traditional Bank loans increased by $216 million, or 8%, from December 31, 2014 to December 31, 2015.

•	Traditional Bank deposits grew by $395 million, or 19%, from December 31, 2014 to December 31, 2015.

•	Total non-performing loans to total loans for the Traditional Banking segment was 0.75% at December 31, 2015 compared to 0.87% at December 31, 2014.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.38% at December 31, 2015 compared to 0.58% at December 31, 2014.

Warehouse Lending segment

•	Net income increased $2.6 million, or 75%, for 2015 compared to 2014, as both total commitments and usage of such commitments increased significantly during 2015.

•	Net interest income increased $4.8 million, or 64%, for 2015 compared to 2014. The Warehouse segment net interest margin decreased 19 basis points from 2014 to 3.58% for 2015.

•	The Warehouse Provision was $168,000 for 2015 compared to $350,000 for 2014.

•	Total committed lines increased from $528 million at December 31, 2014 to $728 million at December 31, 2015.

•	Average line usage was 55% during 2015 compared to 47% during 2014.

•	Outstanding balances for Warehouse lines of credit increased by $67 million, or 21% during 2015.

•	There were no non-performing loans or delinquent loans associated with the Warehouse segment at December 31, 2015 and 2014.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $1.5 million, or 54%, during 2015 compared to 2014.

•

Overall, Republic’s proceeds from the sale of secondary market loans totaled $167 million during 2015 compared to $82 million during 2014.  Volume during 2015 benefited from favorably low, long-term mortgage rates during the period.

Republic Processing Group segment

•	Net income increased $854,000, or 19%, for 2015 compared to 2014.

•	RPG recorded a net charge to the Provision of $2.3 million during 2015, compared to a net credit of $533,000 for 2014.

•	Non interest income was $19.6 million for 2015 compared to $17.9 million for 2014.

•

Net RT revenue increased $1.3 million, or 8%, during 2015 compared to 2014. Total RTs processed during the 2015 tax season by the TRS division increased by 39% from the 2014 tax season, driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

•	Non interest expenses were $12.1 million for 2015 compared to $11.7 million for 2014.

General highlights by business segment for the year ended December 31, 2014 consisted of the following:

Traditional Banking segment

•	Net income remained at $21.3 million for 2014 compared to 2013.
•	Net interest income decreased $2.1 million, or 2%, for 2014 to $104.8 million. The Traditional Banking segment net interest margin decreased 15 basis points for 2014 to 3.32%.
•	Provision expense was $3.0 million for 2014 compared to $3.9 million for 2013.
•	Total non interest income decreased $2.6 million, or 11%, for 2014 compared to 2013.

•	Total non interest expense decreased $4.0 million, or 4%, during 2014 compared to 2013.
•	Total non-performing loans to total loans for the Traditional Banking segment was 0.87% at December 31, 2014, compared to 0.86% at December 31, 2013.
•	Delinquent loans to total loans for the Traditional Banking segment was 0.58% at December 31, 2014, compared to 0.67% at December 31, 2013.
•

Gross Traditional Bank loans increased by $279 million, or 11%, from December 31, 2013 to December 31, 2014. Growth during 2014 was primarily driven by the Traditional Bank’s Correspondent Lending channel, which acquired $230 million in gross loans since initiation in April 2014.

•	Traditional Bank deposits grew by $59 million, or 3%, from December 31, 2013 to December 31, 2014.
•	Securities sold under agreements to repurchase increased $191 million, or 115%, from December 31, 2013 to December 31, 2014, with 57% of this growth concentrated in one client relationship.

Warehouse Lending segment

•	Net income increased $739,000, or 28%, for 2014 compared to 2013.
•	Net interest income increased $1.8 million, or 31%, for 2014 to $7.4 million. The Warehouse segment net interest margin decreased 51 basis points during 2014 to 3.77%.
•	Provision expense was $350,000 for 2014 compared to a net credit of $92,000 for 2013.
•	Outstanding balances for Warehouse lines of credit increased by $170 million, or 114%, from December 31, 2013 to December 31, 2014.
•	There were no non-performing loans or delinquent loans associated with the Warehouse segment at both December 31, 2014 and 2013.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $4.4 million, or 61%, during 2014 compared to 2013.
•

Overall, Republic’s proceeds from the sale of secondary market loans totaled $82 million during 2014 compared to $305 million during 2013.  During 2013, the Company significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products. This negative impact on demand continued through the remainder of 2013 and throughout 2014.

Republic Processing Group segment

•	Net income for RPG was $4.5 million during 2014 compared to a net loss of $1.4 million during 2013.
•

The total dollar volume of tax refunds processed during 2014 tax season increased $3 billion, or 74%, from the 2013 tax season due primarily to a rise in self-prepared, on-line product volume in combination with growth in retail store-front traffic resulting from new contracts between the Company and third party tax preparation companies.

•	RPG recorded a net credit to the Provision of $533,000 for 2014, compared to a $845,000 credit for 2013.
•	Non interest income was $17.9 million for 2014 compared to $14.8 million for 2013.
•	Net RT revenue increased $2.2 million, or 16%, during 2014 compared to 2013.
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

Discussion of 2015 vs. 2014

Total Company net interest income increased $11.2 million, or 10%, during 2015 compared to 2014. The primary driver of the increase in total Company net interest income was growth in the Company’s average loans during 2015, which increased $436 million, or 16%, over this time period. The benefit from loan growth was partially offset by a continuing general decline in the Company’s interest-earning asset yields.  The total Company net interest margin decreased to 3.27% for 2015 from 3.33%  during 2014.

The most significant components affecting the total Company’s net interest income by business segment were as follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $3.5 million, or 3%, for 2015 compared to 2014. The Traditional Banking net interest margin decreased 17 basis points from 2014 to 3.15%. The increase in the Traditional Bank’s net interest income and decrease in net interest margin during 2015 was primarily attributable to the following:

•

Traditional Bank loans, excluding loans acquired through the Company’s 2012 FDIC-assisted transactions, experienced yield compression of  23 basis points during 2015. Average loans outstanding, excluding loans from the 2012 FDIC-assisted transactions, were $2.8 billion with a weighted average yield of 4.06% during 2015 compared to $2.5 billion with a weighted average yield of 4.29%  during 2014. The overall effect of these changes in rate and volume was an increase of $7.2 million in interest income.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during 2015 due to payoffs on the portfolio over the previous twelve months together with diminishing benefits from discount accretion.  Overall, the average balance of the portfolio was $32 million with a yield of 13.60% for 2015 compared to $57 million with a yield of 15.79%  for 2014. The overall effect of these changes in rate and volume was a decrease of $4.7 million in interest income. Interest income on this portfolio was $4.3 million for 2015, with $2.4 million, or 55%, of such income attributable to discount accretion compared to $9.0 million during 2014, with $5.2 million, or 58%, of such income attributable to discount accretion. Discount accretion income on this portfolio contributed seven and sixteen basis points, respectively, to the overall Traditional Bank’s net interest margin during 2015 and 2014. Management projects accretion of loan discounts related to the 2012 FDIC-assisted transactions to decline further in 2016, with such income largely dependent upon workout arrangements in which the Bank may receive loan payoffs for amounts greater than the loans’ respective carrying values.

•

The weighted average cost of FHLB advances during 2015 compared to 2014 declined to 1.99% from 2.24%. The average outstanding advances increased $15 million during the same period, with the Traditional Bank employing a higher mix of lower cost overnight borrowings during 2015. The net effect of these changes in rate and volume was an increase in net interest income of $1.1 million.

•

The weighted average cost of time deposits during 2015 compared to 2014 increased to 0.96% from 0.65%, while average time deposits increased $26 million during the same period. These changes in rate and volume drove a $788,000 increase in interest expense and were primarily driven by the Bank’s promotion of its five-year certificate of deposit product. This promotion first began in September of 2014, and through December 31, 2015, had raised $67 million in certificates of deposit at a weighted average cost of 1.90%.

•

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a  subordinated note with similar terms to the TPS. The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR + 1.42% thereafter. Based on this repricing, the note’s coupon rate repriced from 6.015% through September 30, 2015 to 1.75% on October 1, 2015 to 2.02% on January 1, 2016. The overall savings during 2015 from the change in rate when compared to 2014 totaled $459,000. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company elected not to redeem its subordinated note on October 1, 2015 or January 1, 2016.

The Federal Funds Target Rate (“FFTR”), the index that many of the Bank’s short-term deposit rates track, increased for the first time in nine years during December 2015.  Additionally, the Federal Open Market Committee (“FOMC”) of the FRB has provided further guidance that additional FFTR increases are likely during 2016. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  The Bank is unable to precisely determine its net interest income and net interest margin in the future because several factors remain unknown, including, but not limited to, the actual steepness of the interest rate yield curve, the future demand for the Bank’s financial products and its overall future liquidity needs, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Bank Interest Rate Sensitivity at December 31, 2015” under “Financial Condition.”

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $4.8 million, or 64%, for 2015 compared to 2014, despite a decline in net interest margin of 19 basis points. The increase in net interest income was primarily attributable to higher average outstanding balances for the current period as compared to 2014.

Total Warehouse line commitments increased to $728 million at December 31, 2015 from $528 million at December 31, 2014. Average line usage rates of such commitments increased to 55% during 2015 compared to 47%  during 2014. Usage rates for 2015 benefitted from continued low, long-term mortgage rates during the period, while the overall yield declined due to competitive pricing pressures within the industry.

Driven by the increase in outstanding commitments and usage rates, average outstanding Warehouse lines of credit during 2015 increased $144 million, or 73%, compared to 2014.  Average outstanding warehouse lines were $341 million during 2015 with a weighted average yield of 3.84%, compared to average outstanding lines of $197 million with a weighted average yield of 4.00%  for 2014.

Net interest income at Warehouse Lending is greatly influenced by the overall mortgage market and the competitive environment. The Mortgage Bankers Association’s economic forecast released in February 2016 projected mortgage originations to decline 9%  across the Nation from 2015 to 2016, which leads management to believe that usage rates among the Bank’s Warehouse Lending clients may also decrease.  This predicted decline in mortgage volume along with a very competitive landscape, will likely negatively impact the Bank’s ability to maintain its existing Warehouse Lending clients and to attract new mortgage companies to its warehouse platform, thus making it difficult to increase net interest income overall within the Warehouse Lending segment.

Republic Processing Group segment

Net interest income within the RPG segment increased $2.9 million for 2015 compared to 2014. The increase in net interest income was primarily attributable to year over year growth in higher yielding short-term, consumer credit products.  In addition, net interest income at RPG also increased due to loan fees earned on two new, large short-term commercial loans to one of the Company’s third party program managers in the tax business.  Average RPG loans were $8 million during 2015 compared to $5 million during 2014.  Net interest income at RPG is expected to increase once again in 2016 due to growth in existing RCS programs and a new RCS program that will start during the first quarter of 2016.

Discussion of 2014 vs. 2013

Total Company net interest income decreased $402,000, or less than 1%, in 2014 compared to 2013. The total Company net interest margin decreased to 3.33% in 2014 from 3.48% during 2013. The primary driver of the decrease in total Company net interest income and net interest margin was a continuing general decline in the Company’s interest-earning asset yields without a similar offsetting decline in funding costs. Partially offsetting the contraction in the Company’s net interest income was growth in the Company’s average loans, which increased $163 million, or 6%, during 2014.

The most significant components affecting the total Company’s net interest income by business segment were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $2.1 million, or 2%, in 2014 compared to 2013. The Traditional Banking net interest margin decreased 15 basis points during 2014 to 3.32%. The decrease in the Traditional Bank’s net interest income and net interest margin during 2014 was primarily attributable to the following factors:

•

The Traditional Banking segment continued to experience downward repricing in its loans and investment portfolios during 2014 resulting from ongoing paydowns and early payoffs of higher interest-earning assets, with new originations and purchases being made into lower yielding assets. As a result, the yield in both the loan and investment portfolios declined in 2014 when compared to 2013.

o

Traditional Bank loans experienced yield compression of 35 basis points during 2014.  Average loans outstanding were $2.5 billion with a weighted average yield of 4.55% during 2014 compared to $2.4 billion with a weighted average yield of 4.90% during 2013. The overall effect of these changes in rate and volume was a decrease of $3.3 million in interest income. Volume during 2014 was driven significantly by the Bank’s Correspondent Lending origination channel, which was initiated in May 2014 and originated $230 million in gross loans during the year.

o

Net interest income continued to benefit from discount accretion on loans acquired from the Bank’s 2012 FDIC-assisted transactions. Altogether, this discount accretion totaled $5.2 million for 2014 compared to $6.3 million for 2013, adding 16 and 20 basis points, respectively, to the net interest margin for these periods.

•

Average FHLB advances decreased $6 million during 2014. Average FHLB advances were $585 million with a weighted average cost of 2.24% for 2014 compared to $579 million during 2013 with a weighted average cost of 2.54%,  Almost exclusively due to the reduction in rate, interest expense on FHLB advances decreased $1.6 million during 2014 compared to 2013.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.8 million, or 31%, during 2014, despite a decline in net interest margin of 51 basis points to 3.77%. The increase in net interest income was primarily attributable to growth in commitments and increased usage.  Warehouse line commitments increased $170 million during 2014 and average line usage increased to 47% in 2014 compared to 40% in 2013.

Average outstanding Warehouse lines of credit during 2014 increased $65 million. Average outstanding warehouse lines were $197 million during 2014 with a weighted average yield of 4.00%, compared to average outstanding lines of $132 million with a weighted average yield of 4.50% for 2013.  As a result, interest income on warehouse lines of credit increased $1.9 million, or 32%, during 2014.

Table 2 — Total Company Average Balance Sheets and Interest Rates for Years Ended December 31,

	2015			2014			2013
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$546,655	$8,265	1.51%	$525,748	$8,673	1.65%	$527,681	$9,312	1.76%
Federal funds sold and other interest-earning deposits	68,847	209	0.30%	118,803	344	0.29%	145,970	413	0.28%
RPG loans and fees(2)(3)	8,479	3,149	37.14%	5,482	275	5.02%	11,369	65	0.57%
Warehouse lines of credit and fees(2)(3)	340,938	13,075	3.84%	197,226	7,889	4.00%	132,258	5,958	4.50%
All other loans and fees(2)(3)	2,824,817	117,734	4.17%	2,535,596	115,196	4.54%	2,431,519	118,820	4.89%

Total interest-earning assets	3,789,736	142,432	3.76%	3,382,855	132,377	3.91%	3,248,797	134,568	4.14%

Allowance for loan and lease losses	(25,570)			(23,067)			(23,287)

Non interest-earning assets:
Non interest-earning cash and cash equivalents	81,503			75,837			77,322
Premises and equipment, net	32,868			33,296			33,165
Bank owned life insurance	52,127			44,545			3,179
Other assets(1)	52,176			46,151			46,169
Total assets	$3,982,840			$3,559,617			$3,385,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$840,815	$563	0.07%	$750,693	$488	0.07%	$696,295	$484	0.07%
Money market accounts	485,508	762	0.16%	477,129	761	0.16%	508,288	631	0.12%
Time deposits	200,863	1,930	0.96%	174,904	1,142	0.65%	187,076	1,365	0.73%
Brokered money market and brokered certificates of deposit	187,028	1,125	0.60%	107,475	1,514	1.41%	123,188	1,613	1.31%

Total interest-bearing deposits	1,714,214	4,380	0.26%	1,510,201	3,905	0.26%	1,514,847	4,093	0.27%

Securities sold under agreements to repurchase and other short-term borrowings	379,477	92	0.02%	296,196	112	0.04%	170,386	70	0.04%
Federal Home Loan Bank advances	599,630	11,934	1.99%	584,516	13,072	2.24%	578,633	14,715	2.54%
Subordinated note	41,240	2,056	4.99%	41,240	2,515	6.10%	41,240	2,515	6.10%

Total interest-bearing liabilities	2,734,561	18,462	0.68%	2,432,153	19,604	0.81%	2,305,106	21,393	0.93%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	651,275			553,929			513,891
Other liabilities	22,238			16,157			19,468
Stockholders’ equity	574,766			557,378			546,880
Total liabilities and stockholders’ equity	$3,982,840			$3,559,617			$3,385,345

Net interest income		$123,970			$112,773			$113,175

Net interest spread			3.08%			3.10%			3.21%

Net interest margin			3.27%			3.33%			3.48%

(1)

For purpose of this calculation, the market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $10.3 million, $9.4 million and $10.9 million for 2015, 2014 and 2013.
(3)	Average balances for loans include the principal balance of non-accrual loans and loans held for sale and are inclusive of all premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Years Ended December 31, 2015			Years Ended December 31, 2014
	Compared to			Compared to
	Years Ended December 31, 2014			Years Ended December 31, 2013
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(408)	$336	$(744)	$(639)	$(34)	$(605)
Federal funds sold and other interest-earning deposits	(135)	(151)	16	(69)	(79)	10
RPG loans and fees	2,874	226	2,648	210	(51)	261
Warehouse lines of credit and fees	5,186	5,524	(338)	1,931	2,660	(729)
All other loans and fees	2,538	12,511	(9,973)	(3,624)	4,951	(8,575)

Net change in interest income	10,055	18,446	(8,391)	(2,191)	7,447	(9,638)

Interest expense:

Transaction accounts	75	61	14	4	37	(33)
Money market accounts	1	13	(12)	130	(41)	171
Time deposits	788	188	600	(223)	(86)	(137)
Brokered money market and brokered certificates of deposit	(389)	759	(1,148)	(99)	(216)	117
Securities sold under agreements to repurchase and other short-term borrowings	(20)	26	(46)	42	48	(6)
Federal Home Loan Bank advances	(1,138)	331	(1,469)	(1,643)	149	(1,792)
Subordinated note	(459)	—	(459)	—	—	—

Net change in interest expense	(1,142)	1,378	(2,520)	(1,789)	(109)	(1,680)

Net change in net interest income	$11,197	$17,068	$(5,871)	$(402)	$7,556	$(7,958)

Provision for Loan and Lease Losses

Discussion of 2015 vs. 2014

The Company recorded total Provision of $5.4  million for 2015 compared to $2.9 million during 2014. The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during 2015 was $2.9 million compared to $3.0 million recorded during 2014. An analysis of the Provision for 2015 compared to 2014 follows:

•	Related to the Bank’s pass rated and non-rated credits, the Bank recorded net charges of $2.0 million and $2.5 million to the Provision during 2015 and 2014, primarily driven by loan growth.

•

Related to the Bank’s loans rated Substandard or Special Mention, the Bank recorded net charges of $680,000 and $1.2 million to the Provision during 2015 and 2014.  The net charge recorded during 2015 was primarily the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.  By comparison, the net charge to the Provision during 2014 was partially due to loss allocations on collateral dependent impaired loans and partially due to an updated migration analysis on the Bank’s small dollar, retail nonaccrual loans.

•

The Bank recorded a net charge of $173,000 to the Provision in 2015 compared to a net credit to the Provision of $726,000 for 2014 for PCI loans.  The charges generally reflect a deterioration in the projected future cash flows for the PCI loans from the Bank’s initial acquisition day estimates of those cash flows, while the credits generally reflect improvements in their projected cash flows.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.85% at December 31, 2015 compared to 0.87% at December 31, 2014.  The Company believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2015.

See the sections titled “Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, non-performing, impaired and TDR loans.

Warehouse Lending segment

The Warehouse Provision was $168,000 for 2015, a decrease of $182,000 from $350,000 recorded during 2014. The higher Provision during 2014 was due to higher year over year growth compared to 2015,  with the Provision attributable to growth during 2014 partially offset by a five basis point reduction in the qualitative factor applied to the portfolio during 2014. The qualitative factor was lowered during 2014 because the portfolio had over three years of vintage with no losses incurred.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at December 31, 2015 and 2014.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at December 31, 2015.

Republic Processing Group segment

RPG recorded recoveries of $278,000 and $582,000 during 2015 and 2014 to the Provision for the collection of prior period RAL charge-offs.  Additionally, RPG recorded charges of $2.6 million and $49,000 to the Provision during 2015 and 2014 due to growth in short-term consumer loans originated by the RCS division. The increase in Provision for RPG during 2015 was primarily driven by the growth in one of RCS’ loan programs, as the Company moved beyond the pilot phase for this particular program. The Company believes, based on information presently available, that it has adequately provided for RPG loan losses at December 31, 2015.

Discussion of 2014 vs. 2013

The Company recorded total Provision of $2.9 million for 2014 compared to $3.0 million during 2013. The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision was $3.0 million for 2014, an $878,000 improvement from the $3.9 million Provision recorded during 2013.  The improvement in the Provision from 2013 to 2014 was primarily due to the following:

•

The Traditional Bank posted a net decrease of $726,000 to the Provision during 2014 associated with PCI loans compared to a net increase of $1.3 million for 2013. Increases in the Provision during 2013 generally reflected projected probable shortfalls in cash flows below initial acquisition day estimates for these loans.  The net credit to the Provision during 2014 generally reflected reversals of charges made in prior periods due to positive loan workouts.  The change associated with the Bank’s PCI loans, represented a positive swing to pre-tax earnings related to the Provision of approximately $2.0 million for 2014 as compared to 2013.

•

The Traditional Bank posted a net decrease of $671,000 in the Provision associated with loans rated Special Mention during 2014 compared to a net increase in the Provision of $648,000 during 2013.  The decrease in Provision during 2014 was primarily driven by payoffs and paydowns of existing retail TDRs and a reduction in the number of newly modified retail TDRs made by the Bank.  The increase in the Provision during 2013 related to an increase in the number of loans newly modified as TDRs. The change associated with the Bank’s Special Mention credits, represented a positive swing to pre-tax earnings related to the Provision of approximately $1.3 million for 2014 as compared to 2013.

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

•

The Traditional Bank posted net increases of $948,000 and $382,000 to the Provision during 2014 and 2013 associated with small-dollar, primarily retail, nonaccrual loans. Provisions for these loans during the periods were partially driven by an increase in the portfolio balance and partially by the Bank’s updated migration analysis. The change associated with this portfolio represented a negative swing to pre-tax earnings related to the Provision of approximately $566,000 for 2014 as compared to 2013.

•

The Traditional Bank posted a net increase of $2.5 million in allocations associated with Pass rated and non rated loans during 2014 compared to a net increase of $2.1 million for 2013.  The change during 2014 was primarily driven by increases in residential real estate loans originated through the Bank’s correspondent lending channel. The change in allocations during 2013 was generally associated with increases in commercial real estate (“CRE”) loans driven by the Bank’s 2013 CRE promotional products.  The change associated with the Bank’s Pass rated and non rated loans, represented a negative swing in pre-tax earnings related to the Provision of approximately $479,000 for 2014 as compared to 2013.

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

Republic Processing Group segment

During 2014 and 2013, the Bank recorded recoveries of $582,000 and $845,000 to the Provision for the collection of prior period RAL charge-offs.  Additionally, the Bank recorded a charge of $49,000 to the Provision during 2014 associated with growth in short-term consumer loans originated by the RCS division. Since RCS loans first began piloting loans in September 2013, no such expense was recorded 2013.

Non Interest Income

Table 4 — Analysis of Non Interest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2015	2014	2013	2015/2014	2014/2013

Service charges on deposit accounts	$13,015	$13,807	$13,954	(6)%	(1)%
Net refund transfer fees	17,388	16,130	13,884	8%	16%
Mortgage banking income	4,411	2,862	7,258	54%	(61)%
Interchange fee income	8,353	7,017	6,927	19%	1%
Bargain purchase gain	—	—	1,324	—%	(100)%
Gain on call of security available for sale	88	—	—	100%	—%
Net gain (loss) on other real estate owned	(301)	(2,218)	346	86%	(741)%
Increase in cash surrender value of bank owned life insurance	1,402	1,329	86	5%	1,445%
Other	3,638	3,592	2,451	1%	47%
Total non interest income	$47,994	$42,519	$46,230	13%	(8)%

Discussion of 2015 vs. 2014

Non interest income increased $5.5 million, or 13%, for 2015 compared to 2014. The most significant components comprising the total Company’s change in non interest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $2.3 million, or 11%, for 2015 compared to 2014.  The most significant categories affecting the change in non interest income for 2015 were as follows:

Service charges on deposit accounts decreased from $13.8 million for 2014 to $13.0 million for 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits during 2015 and 2014 were $7.5 million and $7.7 million. The total daily overdraft charges, net of refunds, included in interest income for 2015 and 2014 was $1.6 million in both periods.  The negative overall trend for deposit fees has occurred for several periods and is the direct result of a continued reduction in consumer overdraft activity combined with a low growth rate in the number of active checking accounts at the Bank.  At this time, management does not anticipate that this trend will reverse anytime in the near-future.

Interchange income increased from $6.2 million during 2014 to $7.5 million during 2015. The increase in interchange income was primarily driven by increases in both credit and debit card sales volume of 31% and 4%, respectively. Such sales growth was further complemented by a greater mix of commercial credit and signature debit transactions, which generally generate higher margins than consumer and PIN related transactions.

Net losses on OREO fluctuated from a net loss of $2.2 million during 2014 to a net loss of $301,000 for 2015. The net losses during 2015 and 2014 were primarily driven by mark-to-market writedowns of OREO properties.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.5 million, or 54%, during 2015 compared to 2014.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $167 million during 2015 compared to $82 million during 2014.  Volume during 2015 benefited from continued low, long-term interest rates.

Republic Processing Group segment

The TRS division of RPG accounts for the majority of RPG’s annualized revenues. TRS derives substantially all of its revenues during the first half of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the next tax season.

RPG’s non interest income increased $1.6 million, or 9%, to $19.6 million during 2015. The higher profitability was primarily driven by higher RT product volume, as RT volume increased 39% over 2014.  This higher RT volume was driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

The higher RT volume more than offset the impact of a lower profit margin the Company earned on its RT product during the year due to less favorable pricing the Company is receiving on some of its newer contracts.  Driving the overall decline in profit margin for the  RT product from its new contracts was stiff competition in the marketplace.  In addition, also driving a decline in RT profit margin was a shift in program management responsibilities, along with the corresponding revenue of those responsibilities, away from Republic over to some of its third party partners in the business.

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

As permitted by ASC Topic 805, Business Combinations, the Bank extended the measurement period related to its September 7, 2012 FDIC-assisted First Commercial Bank acquisition through March 31, 2013. The initial bargain purchase gain recorded in 2012 was recasted upward by $1.3 million during the first quarter of 2013, as the fair value of certain assets acquired were adjusted to reflect new information obtained after the acquisition date that existed as of the acquisition date. Similar income was not recorded for 2014.

Net gains (losses) on OREO fluctuated from a net gain of $346,000 during 2013 to a net loss of $2.2 million during 2014. The net loss during 2014 was primarily driven by $3.1 million in mark-to-market writedowns of OREO during 2014 compared to $1.8 million in writedowns during 2013.

The Bank recorded a $1.3 million increase to the cash surrender value of its Bank Owned Life Insurance (“BOLI”) during 2014 compared to $86,000 for 2013. The increase during 2014 was a result of the Bank making its initial BOLI investment of $25 million in the fourth quarter of 2013 and an additional investment of $25 million in the first quarter of 2014. BOLI offers tax-advantaged non interest income to assist the Bank in covering employee-related expenses.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $4.4 million, or 61%, during 2014 compared to 2013.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $82 million during 2014 compared to $305 million during 2013. In 2013, the Bank significantly benefited from favorable long-term interest rates through May 2013, when sharp increases in such interest rates began negatively affecting demand for mortgage banking products.

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

Non Interest Expenses

Table 5 — Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2015	2014	2013	2015/2014	2014/2013

Salaries and employee benefits	$58,091	$54,373	$57,778	7%	(6)%
Occupancy and equipment, net	20,689	22,008	21,918	(6)%	—%
Communication and transportation	3,752	3,866	4,128	(3)%	(6)%
Marketing and development	3,161	3,264	3,106	(3)%	5%
FDIC insurance expense	2,084	1,865	1,682	12%	11%
Bank franchise tax expense	4,734	4,616	4,115	3%	12%
Data processing	4,340	3,513	3,120	24%	13%
Interchange related expense	3,873	3,450	3,063	12%	13%
Supplies	1,101	1,009	1,157	9%	(13)%
Other real estate owned expense	735	1,024	1,948	(28)%	(47)%
Legal and professional fees	3,306	2,766	5,955	20%	(54)%
Other	7,458	6,364	7,954	17%	(20)%
Total non interest expenses	$113,324	$108,118	$115,924	5%	(7)%

Discussion of 2015 vs. 2014

Total Company non interest expenses increased $5.2 million, or 5%, during 2015 compared to 2014. The most significant components comprising the change in non interest expense by business segment were as follows:

Traditional Banking segment

For 2015 compared to 2014, Traditional Banking non interest expenses increased $3.0 million, or 3%.

Salaries and benefits increased $1.8 million, or 4%, for 2015 compared to 2014.  The higher expense for the year was primarily the result of an increase in the Traditional Bank’s full time equivalent employees (“FTEs”) from 657 at December 31, 2014 to 711 at December 31, 2015.  The increased staffing was generally spread throughout the Traditional Bank in order to meet current loan demand and execute the Company’s overall long-term growth objectives.

Occupancy expense decreased $802,000, or 4%, during 2015, due primarily to the Company’s closure of five banking centers over the past two years and a reduction in overhead costs associated with the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Data processing expenses increased $753,000, or 25%, during 2015, partially due to $233,000 in costs associated with the Company’s pending acquisition of Cornerstone Bancorp, Inc. and partially due to additional technology employed by the Traditional Bank during 2015 concentrated in the loan and deposit operational areas.

Interchange related expenses increased $360,000, or 13%, during 2015, driven by increased credit and debit card sales volume during 2015.

Legal expense increased $434,000, or 41%, during 2015, primarily due to costs associated with the Company’s acquisition efforts, including the Company’s pending acquisition of Cornerstone Bancorp, Inc.

Warehouse Lending segment

For 2015 compared to 2014, Warehouse non interest expenses increased $669,000, or 36%. The increase was primarily related to an increase in salaries and employee benefits expense, driven primarily by additional staffing over the previous twelve months.

Republic Processing Group segment

For 2015 compared to 2014, RPG non interest expenses increased $473,000, or 4%.

Salaries and employee benefits increased $499,000, or 8%, primarily due to increased contract labor costs, driven by the 39% increase in RT’s processed during 2015 compared to 2014.

Occupancy expenses decreased $627,000, or 37%, for 2015 compared to 2014, primarily due to the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Legal fees increased $209,000, primarily related to increased usage of outside legal counsel for contract review and program design of new prepaid card and small dollar credit programs.

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

Warehouse Lending segment

For 2014 compared to 2013, Warehouse non interest expenses increased $200,000, or 12%.

Salaries and employee benefits increased $55,000, or 5%, during 2014 primarily due to additional staffing.

Bank franchise expense related to the Warehouse segment increased $80,000 during 2014 compared to 2013, as additional tax was apportioned to the Warehouse segment due to its greater pro rata share of Company gross receipts.

Republic Processing Group segment

For 2014 compared to 2013, RPG non interest expenses decreased $4.5 million, or 28%.

Legal expenses decreased $3.0 million during 2014. Substantial legal expenses were incurred during 2013 related to contract disputes with TRS’s previously two largest product providers and the Bank’s unsuccessful effort to acquire H&R Block Bank.

Salaries and employee benefits decreased $922,000, or 13%, primarily due to lower contract labor staffing costs and a decline in RPG FTEs during the period.

Occupancy expenses decreased $803,000, or 32%, for 2014 compared to 2013 primarily due to a reduction in leased square footage and depreciation expense.

Offsetting the decreases above, the Bank franchise expense related to the RPG segment increased $643,000, or 74%, during 2014 compared to 2013, as additional tax was apportioned to the RPG segment due to its greater pro rata share of Company gross receipts.

Income Tax Expenses

Discussion of 2014 vs. 2013

Republic Processing Group segment

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, the Company’s RPG segment recorded additional income tax expense of $1.1 million for the fourth quarter of 2013 primarily related to additional accruals recorded for possible state income tax payments beyond the Company’s original estimates related to the tax years 2010 through 2013. The Company attributed the increased state income taxes to the RPG segment, as RPG generated the substantial majority of the Company’s state income tax exposure outside of its geographic footprint during the tax years noted.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $210 million in cash and cash equivalents at December 31, 2015 compared to $73 million at December 31, 2014. The Company maintained a higher level of cash and cash equivalents at December 31, 2015, primarily to support its liquidity position for its Easy Advance product to be offered during the first quarter 2016 tax season.

For cash held at the FRB, the Bank earned a yield of 0.25% for most of 2015 on amounts in excess of required reserves. In mid-December 2015, this rate increased to 0.50% in connection with the FOMC’s action to increase the Federal Funds Target Rate.  For all other cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $2 million and $1 million at December 31, 2015 and 2014.

Investment Securities

Table 6 — Investment Securities Portfolio

December 31, (in thousands)	2015	2014	2013	2012	2011

Securities available for sale (fair value):

U.S. Treasury securities and U.S. Government agencies	$286,479	$146,922	$97,465	$39,472	$152,674
Private label mortgage backed security	5,132	5,250	5,485	5,687	4,542
Mortgage backed securities - residential	92,268	124,256	150,087	197,210	293,329
Collateralized mortgage obligations	113,668	143,171	163,946	195,877	195,403
Freddie Mac preferred stock	173	231	—	—	—
Mutual fund	1,011	1,018	995	—	—
Corporate bonds	14,922	15,063	14,915	—	—
Trust preferred security	3,405	—	—	—	—
Total securities available for sale	517,058	435,911	432,893	438,246	645,948

Securities held to maturity (carrying value):

U.S. Treasury securities and U.S. Government agencies	515	1,747	2,311	4,388	4,233
Mortgage backed securities - residential	53	147	420	827	1,376
Collateralized mortgage obligations	33,159	38,543	42,913	40,795	22,465
Corporate bonds	5,000	5,000	5,000	—	—
Total securities held to maturity	38,727	45,437	50,644	46,010	28,074

Total investment securities	$555,785	$481,348	$483,537	$484,256	$674,022

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

Table 7 — Mortgage Backed Investment Securities

December 31, (in thousands)	2015	2014	2013	2012	2011

Private label mortgage backed security	5,132	$5,250	$5,485	$5,687	$4,542
Mortgage backed securities - residential	92,327	124,423	150,550	198,100	294,806
Collateralized mortgage obligations	147,291	182,133	207,062	236,988	218,027
Total mortgage backed securities fair value	$244,750	$311,806	$363,097	$440,775	$517,375

Table 8 — Securities Available for Sale

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2015 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$49,998	$49,979	0.44%	0.21
Due from one year to five years	236,916	236,500	1.12%	1.98
Total U.S. Treasury securities and U.S. Government agencies	286,914	286,479	0.92%	1.31
Corporate bonds:
Due from one year to five years	5,009	5,025	1.58%	2.22
Due from five years to ten years	10,000	9,897	1.31%	7.29
Total Corporate bonds	15,009	14,922	1.40%	5.60
Trust preferred security, due beyond ten years	3,405	3,405	4.27%	21.43
Private label mortgage backed security	4,037	5,132	6.77%	4.86
Total mortgage backed securities - residential	88,968	92,268	2.05%	4.14
Total collateralized mortgage obligations	113,972	113,668	1.42%	5.04
Freddie Mac preferred stock	—	173	NM	NM
Mutual fund	1,000	1,011	NM	NM
Total securities available for sale	$513,305	$517,058	1.35%	3.11

NM -   Not meaningful, as the security does not have a finite maturity.

Table 9 — Securities Held to Maturity

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2015 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due from one year to five years	$515	$516	2.50%	1.75
Total U.S. Treasury securities and U.S. Government agencies	515	516	2.50%	1.75
Corporate bonds:
Due from one year to five years	5,000	4,998	1.61%	4.38
Total corporate bonds	5,000	4,998	1.61%	4.38
Total mortgage backed securities - residential	53	59	5.44%	3.64
Total collateralized mortgage obligations	33,159	33,623	1.01%	5.78
Total securities held to maturity	$38,727	$39,196	1.10%	5.54

Loan Portfolio

Table 10 — Loan Portfolio Composition

December 31, (in thousands)	2015	2014	2013	2012	2011

Residential real estate:
Owner occupied	$1,081,934	$1,118,341	$1,097,795	$1,145,495	$985,735
Owner occupied - correspondent*	249,344	226,628	NA	NA	NA
Non owner occupied	116,294	96,492	110,809	74,539	99,161
Commercial real estate	824,887	772,309	773,173	714,642	639,966
Commercial real estate - purchased whole loans*	35,674	34,898	34,186	33,531	32,741
Construction & land development	66,500	38,480	44,351	68,214	67,406
Commercial & industrial	229,721	157,339	127,763	130,681	119,117
Lease financing receivables	8,905	2,530	NA	NA	NA
Warehouse lines of credit	386,729	319,431	149,576	216,576	41,496
Home equity	289,194	245,679	226,782	241,607	280,235
Consumer:
RPG loans*	7,204	4,095	1,827	—	—
Credit cards	11,068	9,573	9,030	8,716	8,580
Overdrafts	685	1,180	944	955	950
Purchased whole loans*	5,892	4,626	NA	NA	NA
Other consumer	12,579	8,894	13,556	15,241	9,908
Total loans**	3,326,610	3,040,495	2,589,792	2,650,197	2,285,295
Allowance for loan and lease losses	(27,491)	(24,410)	(23,026)	(23,729)	(24,063)

Total loans, net	$3,299,119	$3,016,085	$2,566,766	$2,626,468	$2,261,232

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

NA - Not applicable.

Gross loans increased by $286 million, or 9%, during 2015 to $3.3 billion at December 31, 2015.

Following are the most significant factors contributing to fluctuations in the Bank’s loan portfolio:

Commercial Lending

The Bank’s commercial portfolio consists of its CRE, commercial and industrial (“C&I”) and Lease Financing Receivables (“LFR”) loan classes. All together, the Bank’s commercial portfolio increased $132 million, or 14%, during 2015, driven by the Bank’s hiring of additional key officers over the past two years in order to accomplish its strategic goal of growing the commercial portfolio along with increasing the C&I pro rata share of the commercial portfolio.  At December 31, 2015 the CRE, C&I and LFR classes accounted for 78%, 21% and 1%, respectively, of the commercial lending portfolio, compared to 83%, 16% and less than 1%, respectively, at December 31, 2014.

During 2015, the Bank created a separate Commercial and Corporate Lending department with a focus of originating commercial credits between $5 million and $10 million to businesses within the Bank’s market footprint. This new department was responsible for approximately $100 million of commercial related originations during 2015, which substantially contributed to the overall growth in commercial related loans during the year.

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

As of December 31, 2015, the Bank had $387 million outstanding on total committed Warehouse credit lines of $728 million.  As of December 31, 2014, the Bank had $319 million outstanding on total committed Warehouse credit lines of $528 million.  The $67 million, or 21%, increase in outstanding balances was due primarily to the increase in overall usage of the Bank’s Warehouse lines during the 2015. The average Warehouse line commitment was approximately $33 million and $26 million at December 31, 2015 and 2014.  The average Warehouse line usage increased to 55% during 2015 compared to 47%  for 2014.  The increased usage during 2015 was primarily driven by an increase in home loan purchase activity across the Nation as long-term mortgage rates reached multi-year lows during 2015.

The Bank’s Warehouse Lending business is significantly influenced by the overall residential mortgage market and the volume and composition of residential mortgage purchase and refinance transactions among the Bank’s mortgage banking clients.  For 2015, the Bank’s Warehouse volume consisted of 61% purchase transactions, in which the mortgage company’s borrower was purchasing a new residence, and 39% refinance transactions, in which the mortgage company’s client was refinancing an existing mortgage loan. For 2014, Warehouse volume consisted of 70% purchase and 30% refinance transactions. Purchase volume is driven by a number of factors, including but not limited to, the overall economy, the housing market, and long-term residential mortgage interest rates, while refinance volume is primarily driven by long-term residential mortgage interest rates.

The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends.  Since its entrance into this business segment during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the second quarter of 2015.   On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 55% during 2015.  The Mortgage Bankers Association’s economic forecast released in February 2016 projected mortgage originations to decline 9%  across the Nation from 2015 to 2016, which leads management to believe that usage rates among the Bank’s Warehouse Lending clients may also decrease.  A decline as predicted, along with a very competitive landscape, will likely negatively impact the Bank’s ability to maintain its existing Warehouse Lending clients and to attract new mortgage companies to its warehouse platform.

Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit.

Retail Mortgage Lending

The Bank’s retail mortgage lending consists of single family, residential real estate loan classes as well as home equity lines of credit (“HELOCs”).  Retail mortgage loans increased $50 million, or 3%, during 2015. Generally, growth in the retail mortgage portfolio was concentrated in HELOCs and Correspondent loans, which grew $44 million and $23 million, respectively. Growth in HELOCs was primarily driven by promotions during 2015, as the Bank embarked on an aggressive marketing campaign to increase its HELOCs utilizing a promotional rate product to substantially drive volume.  Under the terms of the promotional product during 2015, clients received a fixed interest rate of 1.99% for the first twelve months of the HELOC with no upfront closing costs.  When the promotional rate expires after twelve months, clients’ rates are adjusted to an index based on the New York Prime Rate (“Prime”).  During January 2016, the Company increased its offering rate on the promotional product to 2.99% for the first twelve months with no upfront closing costs.

The growth in HELOCs was partially offset by a $36 million, or 3%, decline in owner occupied organically originated loans, as a decrease in mortgage rates during 2015 incentivized a higher volume of clients to refinance into the secondary market.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 11 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2015 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate	$474,897	$53,742	$126,056	$295,099
Commercial real estate	371,665	58,109	225,622	87,934
Construction & land development	11,838	6,569	2,281	2,988
Commercial & industrial	107,131	35,426	50,687	21,018
Lease financing receivables	8,905	2,076	6,336	493
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer	13,325	2,611	3,489	7,225
Total fixed rate loans	$987,761	$158,533	$414,471	$414,757

Variable rate loan maturities:

Residential real estate	$972,675	$52,088	$120,573	$800,014
Commercial real estate	488,896	75,490	187,432	225,974
Construction & land development	54,662	15,164	28,608	10,890
Commercial & industrial	122,590	48,211	51,972	22,407
Lease financing receivables	—	—	—	—
Warehouse lines of credit	386,729	386,729	—	—
Home equity	289,194	12,295	90,046	186,853
Consumer	24,103	15,877	7,653	573
Total variable rate loans	$2,338,849	$605,854	$486,284	$1,246,711

Total:

Residential real estate	$1,447,572	$105,830	$246,629	$1,095,113
Commercial real estate	860,561	133,599	413,054	313,908
Construction & land development	66,500	21,733	30,889	13,878
Commercial & industrial	229,721	83,637	102,659	43,425
Lease financing receivables	8,905	2,076	6,336	493
Warehouse lines of credit	386,729	386,729	—	—
Home equity	289,194	12,295	90,046	186,853
Consumer	37,428	18,488	11,142	7,798
Total loans	$3,326,610	$764,387	$900,755	$1,661,468

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

The Bank defines impaired loans as follows:

•	All loans internally rated as “Substandard,” “Doubtful” or “Loss”;
•	All loans on non-accrual status and non-PCI loans past due 90 days-or-more still on accrual;
•	All retail and commercial TDRs;
•	All loans internally rated in a purchased credit impaired (“PCI”) category with cash flows that have deteriorated from management’s initial acquisition day estimate; and
•	Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller balance, homogeneous mortgage loan. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

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

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each class. Management assigns risk multiples to certain classes to account for qualitative factors such as:

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

The Bank’s Allowance increased $3 million, or 13%, during 2015 to $27 million at December 31, 2015, with the additional reserves primarily attributable to a $308 million increase in loans collectively evaluated for impairment. As a percent of total loans, the Allowance increased to 0.83% at December 31, 2015 compared to 0.80% at December 31, 2014.

Table 12 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2015	2014	2013	2012	2011

Allowance at beginning of year	$24,410	$23,026	$23,729	$24,063	$23,079

Charge-offs:

Residential real estate
Owner occupied	(622)	(836)	(1,886)	(3,128)	(2,116)
Owner occupied - correspondent	—	—	NA	NA	NA
Non owner occupied	(126)	(185)	(241)	(520)	(644)
Commercial real estate	(546)	(868)	(1,190)	(1,033)	(1,125)
Commercial real estate - purchased whole loans	—	—	—	—	—
Construction & land development	—	(18)	(619)	(1,922)	(845)
Commercial & industrial	(56)	(20)	(466)	(176)	(100)
Lease financing receivables	—	—	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—
Home equity	(466)	(548)	(632)	(2,252)	(1,279)
Consumer:
RPG loans	(971)	(5)	—	(11,097)	(15,484)
Credit cards	(146)	(88)	(142)	(123)	(241)
Overdrafts	(598)	(591)	(601)	(468)	(678)
Purchased whole loans	(123)	—	NA	NA	NA
Other consumer	(318)	(404)	(408)	(266)	(281)
Total charge-offs	(3,972)	(3,563)	(6,185)	(20,985)	(22,793)

Recoveries:

Residential real estate
Owner occupied	308	137	285	256	239
Owner occupied - correspondent	—	—	NA	NA	NA
Non owner occupied	10	27	172	137	6
Commercial real estate	98	155	117	90	301
Commercial real estate - purchased whole loans	—	—	—	—	—
Construction & land development	—	89	48	104	237
Commercial & industrial	62	114	99	25	128
Lease financing receivables	—	—	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—
Home equity	148	183	165	92	159
Consumer:
RPG loans	295	582	845	4,221	3,924
Credit cards	53	35	19	36	32
Overdrafts	312	391	411	422	506
Purchased whole loans	8	—	NA	NA	NA
Other consumer	363	375	338	225	279
Total recoveries	1,657	2,088	2,499	5,608	5,811
Net loan charge-offs	(2,315)	(1,475)	(3,686)	(15,377)	(16,982)

Provision - Core Banking	3,065	3,392	3,828	8,167	6,406
Provision - RPG	2,331	(533)	(845)	6,876	11,560
Total Provision	5,396	2,859	2,983	15,043	17,966
Allowance at end of year	$27,491	$24,410	$23,026	$23,729	$24,063

Credit Quality Ratios:

Allowance to total loans	0.83%	0.80%	0.89%	0.90%	1.05%
Allowance to nonperforming loans	125%	103%	109%	109%	103%
Net loan charge-offs to average loans	0.07%	0.05%	0.14%	0.61%	0.76%

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

Table 13 — Management’s Allocation of the Allowance for Loan and Lease Losses

	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*

Residential real estate:
Owner occupied	$8,301	33%	$8,565	38%	$7,816	43%	$7,006	44%	$5,212	44%
Owner occupied - correspondent	623	8%	567	7%	NA	NA	NA	NA	NA	NA
Non owner occupied	1,052	3%	837	3%	1,023	4%	1,049	3%	1,142	4%
Commercial real estate	7,636	25%	7,740	26%	8,309	30%	8,843	26%	7,690	28%
Commercial real estate - purchased whole loans	36	1%	34	1%	34	1%	34	1%	34	1%
Construction & land development	1,303	2%	926	1%	1,296	2%	2,769	3%	3,042	3%
Commercial & industrial	1,455	7%	1,167	5%	1,089	5%	580	5%	1,025	5%
Lease financing receivables	89	—%	25	—%	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	967	12%	799	11%	449	6%	541	8%	104	2%
Home equity	2,996	9%	2,730	8%	2,396	9%	2,348	9%	2,984	12%
Consumer:
RPG loans	1,699	—%	44	—%	—	—%	—	—%	—	—%
Credit cards	448	—%	285	—%	289	—%	210	—%	503	—%
Overdrafts	351	—%	382	—%	199	—%	198	—%	135	—%
Purchased whole loans	392	—%	185	—%	NA	NA	NA	NA	NA	NA
Other consumer	143	—%	124	—%	126	—%	151	1%	227	1%
Unallocated	—	—%	—	—%	—	—%	—	—%	1,965	—%
Total	$27,491	100%	$24,410	100%	$23,026	100%	$23,729	100%	$24,063	100%

NA - Not Applicable

*Values of less than 50 basis points are rounded to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses at December 31, 2015 and 2014.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Sub are considered “Classified.” Loans rated “Special Mention” or PCI-1 are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $22 million during 2015 primarily due to payoffs and paydowns of loans rated Substandard and PCI-1.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special mention loans.

Table 14 — Classified and Special Mention Loans

December 31, (in thousands)	2015	2014	2013	2012	2011

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	27,833	39,999	44,305	49,352	43,088
Purchased Credit Impaired - Substandard	—	—	—	—	—
Total Classified Loans	27,833	39,999	44,305	49,352	43,088

Special Mention	31,312	36,268	40,167	50,625	35,455
Purchased Credit Impaired - Group 1	12,543	17,490	40,731	72,978	—
Total Special Mention Loans	43,855	53,758	80,898	123,603	35,455

Total Classified and Special Mention Loans	$71,688	$93,757	$125,203	$172,955	$78,543

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on non-accrual status are not included as non-performing loans. The non-performing loan category includes TDRs totaling approximately $12 million and $14 million at December 31, 2015 and 2014.  Generally all non-performing loans are considered impaired.

Non-performing loans to total loans decreased to 0.66% at December 31, 2015 from 0.78% at December 31, 2014, as the total balance of non-performing loans decreased by $2 million, or 7%, while total loans increased $286 million, or 9%, during 2015.

Table 15 — Non-performing Loans and Non-performing Assets Summary

December 31, (dollars in thousands)	2015	2014	2013	2012	2011

Loans on nonaccrual status*	$21,712	$23,337	$19,104	$18,506	$23,306
Loans past due 90-days-or-more and still on accrual**	224	322	1,974	3,173	—
Total nonperforming loans	21,936	23,659	21,078	21,679	23,306
Other real estate owned	1,220	11,243	17,102	26,203	10,956
Total nonperforming assets	$23,156	$34,902	$38,180	$47,882	$34,262

Credit Quality Ratios:
Nonperforming loans to total loans	0.66%	0.78%	0.81%	0.82%	1.02%
Nonperforming assets to total loans (including OREO)	0.70%	1.14%	1.46%	1.79%	1.49%
Nonperforming assets to total assets	0.55%	0.93%	1.13%	1.41%	1.00%

*Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

**All loans past due 90 days-or-more and still accruing are PCI loans accounted for under ASC 310-30.

Approximately $16 million, or 73%, of the Bank’s total non-performing loans at December 31, 2015 were concentrated in the real estate mortgage category ( residential real estate and HELOCs), with the underlying collateral predominantly located in the Bank’s primary market footprint of Kentucky. The Bank’s non-performing real estate mortgage concentration was $15 million, or 64%, as of December 31, 2014.

Approximately $6 million, or 26%, of the Bank’s total non-performing loans were concentrated in the CRE and construction and land development portfolios as of December 31, 2015, compared to the $8 million, or 34%, at December 31, 2014. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

Table 16 — Non-performing Loan Composition

	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$13,197	1.22%	$11,225	1.00%	$9,211	0.84%	$10,028	0.88%	$12,183	1.24%
Owner occupied - correspondent	—	—%	—	—%	NA	NA	NA	NA	NA	NA
Non owner occupied	935	0.80%	2,352	2.44%	1,279	1.15%	1,376	0.85%	1,565	1.58%
Commercial real estate	4,165	0.50%	6,151	0.80%	7,643	0.99%	4,468	0.63%	3,032	0.47%
Commercial real estate - purchased whole loans	—	—%	—	—%	—	—%	—	—%	—	—%
Construction & land development	1,589	2.39%	1,990	5.17%	167	0.38%	2,308	3.38%	2,521	3.74%
Commercial & industrial	194	0.08%	169	0.11%	1,558	1.22%	1,534	1.17%	373	0.31%
Lease financing receivables	—	—%	—	—%	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—%	—	—%	—	—%	—	—%	—	—%
Home equity	1,793	0.62%	1,678	0.68%	1,128	0.50%	1,868	0.77%	3,603	1.29%
Consumer:
RPG loans	—	—%	—	—%	—	—%	NA	NA	NA	NA
Credit cards	—	—%	—	—%	—	—%	—	—%	—	—%
Overdrafts	—	—%	—	—%	—	—%	—	—%	—	—%
Purchased whole loans	—	—%	—	—%	NA	NA	NA	NA	NA	NA
Other consumer	63	0.50%	94	1.06%	92	0.60%	97	0.64%	29	0.29%

Total nonperforming loans	$21,936	0.66%	$23,659	0.78%	$21,078	0.81%	$21,679	0.82%	$23,306	1.02%

NA - Not Applicable

Table 17 — Stratification of Non-performing Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2015		Balance		> $100 <=		Balance >		Total
(dollars in thousands)	No.	<= $100	No.	$500	No.	$500	No.	Balance

Residential real estate:
Owner occupied	125	$6,313	34	$6,287	1	$597	160	$13,197
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	5	87	—	—	1	848	6	935
Commercial real estate	2	69	8	1,972	3	2,124	13	4,165
Commercial real estate - purchased whole loans	—	—	—	—			—	—
Construction & land development	1	89	—	—	1	1,500	2	1,589
Commercial & industrial	—	—	1	194	—	—	1	194
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	530	6	1,263	—	—	31	1,793
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	19	63	—	—	—	—	19	63

Total	177	$7,151	49	$9,716	6	$5,069	232	$21,936

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2014		Balance <=		> $100 <=		Balance >		Total
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Balance

Residential real estate:
Owner occupied	117	$5,799	32	$5,426	—	$—	149	$11,225
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	10	405	3	393	2	1,554	15	2,352
Commercial real estate	3	124	8	1,903	4	4,124	15	6,151
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	1	490	1	1,500	2	1,990
Commercial & industrial	—	—	1	169	—	—	1	169
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	27	572	5	1,106	—	—	32	1,678
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	20	94	—	—	—	—	20	94

Total	177	$6,994	50	$9,487	7	$7,178	234	$23,659

Approximately $9 million in non-performing loans at December 31, 2014, were removed from the non-performing loan classification during 2015. Approximately $210,000, or 2%, of these loans were removed from the non-performing category because they were charged-off. Approximately $2 million, or 24%, in loan balances were transferred to OREO with $4 million, or 48%, refinanced at other financial institutions. The remaining $2 million, or 26%, was returned to accrual status for performance reasons, such as six consecutive months of performance.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1.1 million, $898,000 and $641,000 in 2015, 2014 and 2013.

Based on the Bank’s review as of December 31, 2015, management believes that its reserves are adequate to absorb probable losses on all non-performing credits.

Table 18 — Rollforward of Nonperforming Loan Activity

Years Ended December 31, (in thousands)	2015	2014	2013	2012	2011

Nonperforming loans at beginning of year	$23,659	$21,078	$21,679	$23,306	$28,317
Loans added to nonperforming status	7,861	15,657	15,403	14,627	13,490
Loans removed from nonperforming status (see table below)	(8,505)	(12,060)	(15,374)	(15,391)	(16,699)
Principal paydowns	(1,079)	(1,016)	(630)	(863)	(1,802)

Nonperforming loans at end of year	$21,936	$23,659	$21,078	$21,679	$23,306

Table 19 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2015	2014	2013	2012	2011

Loans charged-off	$(210)	$(119)	$(1,520)	$(2,421)	$(2,220)
Loans transferred to OREO	(2,034)	(4,365)	(3,340)	(5,871)	(7,070)
Loans refinanced at other institutions	(4,026)	(5,034)	(5,626)	(3,664)	(5,677)
Loans returned to accrual status	(2,235)	(2,542)	(4,888)	(3,435)	(1,732)

Total nonperforming loans removed from nonperforming status	$(8,505)	$(12,060)	$(15,374)	$(15,391)	$(16,699)

Delinquent Loans

Delinquent loans to total loans decreased to 0.35% at December 31, 2015, from 0.52% at December 31, 2014, as the total balance of delinquent loans decreased by $4 million, or 26%. With the exception of PCI loans, all loans past due 90-days-or-more as of December 31, 2015 and 2014 were on non-accrual status.

Table 20 — Delinquent Loan Composition*

	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$6,882	0.64%	$8,008	0.72%	$6,357	0.58%	$8,900	0.78%	$13,208	1.34%
Owner occupied - correspondent	—	—%	—	—%	NA	NA	NA	NA	NA	NA
Non owner occupied	53	0.05%	776	0.80%	1,293	1.17%	2,899	3.89%	1,091	1.10%
Commercial real estate	1,111	0.13%	2,972	0.38%	5,198	0.67%	2,640	0.37%	5,126	0.80%
Commercial real estate - purchased whole loans	—	—%	—	—%	—	—%	—	—%	—	—%
Construction & land development	1,500	2.26%	1,990	5.17%	499	1.13%	2,124	3.11%	541	0.80%
Commercial & industrial	299	0.13%	211	0.13%	1,415	1.11%	2,262	1.73%	105	0.09%
Lease financing receivables	—	—%	—	—%	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—%	—	—%	—	—%	—	—%	—	—%
Home equity	1,393	0.48%	1,362	0.55%	1,110	0.49%	1,654	0.68%	4,041	1.44%
Consumer:
RPG loans	246	3.41%	141	3.44%	—	—%	—	—%	—	—%
Credit cards	12	0.11%	134	1.40%	98	1.09%	65	0.75%	53	0.62%
Overdrafts	133	19.42%	178	15.08%	159	16.84%	168	17.59%	129	13.58%
Purchased whole loans	47	0.80%	12	0.26%	NA	NA	NA	NA	NA	NA
Other consumer	55	0.44%	67	0.75%	94	0.61%	132	0.87%	139	1.40%

Total delinquent loans	$11,731	0.35%	$15,851	0.52%	$16,223	0.63%	$20,844	0.78%	$24,433	1.07%

*Represents total loans 30-days-or-more past due.  Delinquent status may be determined by either the number of days past due or number of payments past due.

NA — Not applicable.

As detailed in the preceding tables, past due loans within the residential real estate and home equity categories decreased $2 million, or 18%, during 2015, while Construction, CRE and C&I delinquencies decreased $2 million, or 44%, for the same period.

Approximately $11 million in delinquent loans at December 31, 2014, were removed from delinquent status as of December 31, 2015.  Approximately $302,000, or 3%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $2 million, or 20%, in loan balances were transferred to OREO with $4 million, or 37%, refinanced at other financial institutions.  The remaining $4 million, or 40%, in delinquent loans were paid current in 2015.

Table 21 — Rollforward of Delinquent Loan Activity

Years Ended December 31, (in thousands)	2015	2014	2013	2012	2011

Delinquent loans at beginning of year	$15,851	$16,223	$20,844	$24,433	$26,927
Loans that became delinquent during the period	7,038	13,750	13,016	17,604	17,435
Delinquent loans removed from delinquent status (see table below)	(10,969)	(14,079)	(17,328)	(20,965)	(18,872)
Principal paydowns of loans delinquent in both periods	(189)	(43)	(309)	(228)	(1,057)

Delinquent loans at end of year	$11,731	$15,851	$16,223	$20,844	$24,433

Table 22 — Detail of Loans Removed From Delinquent Status

Years Ended December 31, (in thousands)	2015	2014	2013	2012	2011

Loans charged-off	$(302)	$(159)	$(1,380)	$(2,120)	$(2,090)
Loans transferred to OREO	(2,207)	(4,889)	(6,331)	(6,358)	(6,140)
Loans refinanced at other institutions	(4,072)	(5,617)	(6,115)	(7,741)	(7,147)
Loans paid current	(4,388)	(3,414)	(3,502)	(4,746)	(3,495)

Total delinquent loans removed from delinquent status	$(10,969)	$(14,079)	$(17,328)	$(20,965)	$(18,872)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $66 million at December 31, 2015 compared to $86 million at December 31, 2014, with $16 million of the decrease consisting of TDRs and approximately $4 million consisting of liquidated PCI loans.  The decrease is TDRs during 2015 was primarily driven by payoffs and paydowns of such loans during the year.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current review of the borrower’s financial condition, and ability and willingness to service the modified debt. As of December 31, 2015, the Bank had $50 million in TDRs, of which $12 million were also on non-accrual status. As of December 31, 2014, the Bank had $65 million in TDRs, of which $14 million were also on non-accrual status.

Table 23 — Impaired Loan Composition

December 31, (in thousands)	2015	2014	2013	2012	2011

Troubled debt restructurings	$49,580	$65,266	$73,972	$83,307	$67,022
Impaired loans (which are not TDRs)	16,543	20,914	34,022	22,400	10,171

Total impaired loans	$66,123	$86,180	$107,994	$105,707	$77,193

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 24 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value >		Carrying		Total
December 31, 2015		Value <=		$100 <=		Value >		Carrying
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Value

Residential real estate	3	$193	2	$285	—	$—	5	$478
Commercial real estate	1	54	1	388	—	—	2	442
Construction & land development	—	—	1	300	—	—	1	300

Total	4	$247	4	$973	—	$—	8	$1,220

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value >		Carrying		Total
December 31, 2014		Value <=		$100 <=		Value >		Carrying
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Value

Residential real estate	17	$834	5	$809	2	$1,566	24	$3,209
Commercial real estate	4	321	3	884	2	2,119	9	3,324
Construction & land development	2	66	8	1,947	3	2,697	13	4,710

Total	23	$1,221	16	$3,640	7	$6,382	46	$11,243

Table 25 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2015	2014	2013	2012	2011

OREO at beginning of year	$11,243	$17,102	$26,203	$10,956	$11,973
Transfer from loans to OREO	2,938	7,333	14,197	41,876	11,300
Proceeds from sale*	(12,660)	(10,974)	(23,644)	(25,326)	(11,844)
Net gain on sale	956	883	2,170	416	444
Writedowns	(1,257)	(3,101)	(1,824)	(1,719)	(917)

OREO at end of year	$1,220	$11,243	$17,102	$26,203	$10,956

*Inclusive of non-cash proceeds where the Bank financed the sale of the property.

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged non interest income to help the Bank offset employee benefits expenses.  The Company carried $53 million and $51 million of BOLI on its consolidated balance sheet at December 31, 2015 and 2014.  The Company purchased $25 million of BOLI during the first quarter of 2014.

The table below presents a rollforward of the Bank’s BOLI for the periods presented:

Table 26 — Rollforward of Bank Owned Life Insurance

December 31, (in thousands)	2015	2014	2013

BOLI at beginning of year	$51,415	$25,086	$—
BOLI acquired	—	25,000	25,000
Increase in cash surrender value	1,402	1,329	86
BOLI at end of year	$52,817	$51,415	$25,086

Deposits

Table 27 — Deposits

December 31, (in thousands)	2015	2014	2013	2012	2011

Demand	$783,054	$691,787	$651,134	$580,900	$523,708
Money market accounts	501,059	471,339	479,569	514,698	433,508
Brokered money market accounts	200,126	35,649	35,533	35,596	18,121
Savings	117,408	91,625	78,020	62,145	44,472
Individual retirement accounts*	36,016	28,771	28,767	32,491	31,201
Time deposits, $250 and over*	42,775	56,556	67,255	80,906	82,970
Other certificates of deposit*	127,878	104,010	75,516	100,036	103,230
Brokered certificates of deposit*	44,298	75,876	86,421	97,110	88,285
Total interest-bearing deposits	1,852,614	1,555,613	1,502,215	1,503,882	1,325,495
Total non interest-bearing deposits	634,863	502,569	488,642	479,046	408,483

Total deposits	$2,487,477	$2,058,182	$1,990,857	$1,982,928	$1,733,978

*Represents a time deposit.

Total Company deposits increased $429 million, or 21%, during 2015. Total Company interest-bearing deposits increased $297 million, or 19%, while total Company non-interest bearing deposits increased $132 million, or 26%.

The increase in non-interest bearing deposits generally reflected increases among a multitude of clients, primarily commercial accounts, as the Bank’s non interest bearing commercial accounts remained an attractive product in the current low interest rate environment.  Non-interest bearing accounts related to the RPG segment accounted for approximately $9 million of the overall increase in non-interest bearing accounts during 2015.

Within the interest-bearing category, demand account balances increased $91 million, or 13%, while brokered money market deposits increased $163 million.  The increase in brokered money market deposits was primarily related to an internal Bank transfer by one client who moved approximately $100 million of funds from a Security Sold Under Agreement to Repurchase (“SSUAR”) into a reciprocal brokered money market deposit account during the first quarter of 2015.  Under the terms of a reciprocal brokered money market account, Republic places large deposits from its clients into a network of banks and in return receives a like amount of funds from the network of banks, which Republic classifies on its balance sheet as a brokered money market deposit.  While the funds from Republic’s original client are not technically held by Republic, any withdrawal of funds by that client would result in a reduction of deposit balances to Republic due to the reciprocal nature of those funds in the network.

In addition to the previously mentioned large transfer, the Bank gathered $50 million of brokered money market deposits though a brokered one-way buy program during December 2015 in order to increase its overall liquidity position and to support its Easy Advance program for the upcoming first quarter 2016 tax season for RPG.

Despite an increase in short-term interest rates in mid-December 2015, the Bank did not increase rates, in general,  on its deposit product offerings in an effort to combat on-going compression within the Bank’s net interest margin.  Due to on-going competitive pressures, however, management is uncertain if, and to what extent, it will be able to maintain this strategy in the future if short-term interest rates continue to rise.  If the Bank begins to experience an increased outflow of deposits due to its pricing structure, it may be forced to increase rates on most, if not all, of its transactional deposit accounts in order to maintain adequate liquidity for anticipated asset growth and the normal operations of the Bank.  Such an increase in the Bank’s deposit rates would likely have a negative impact on the Bank’s net interest income and net interest margin.

Table 28 — Average Deposits

	2015		2014		2013		2012		2011
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$840,815	0.07%	$750,693	0.07%	$696,295	0.07%	$614,118	0.06%	$422,222	0.13%
Money market accounts	485,508	0.16%	477,129	0.16%	508,288	0.12%	478,682	0.15%	628,178	0.31%
Time deposits	200,863	0.96%	174,904	0.65%	187,076	0.73%	253,567	0.86%	254,064	1.60%
Brokered money market	132,623	0.21%	34,586	0.20%	34,691	0.20%	22,469	0.22%	6,563	0.31%
Brokered certificates of deposit	54,405	1.57%	72,889	2.12%	88,497	1.75%	143,619	1.19%	229,488	1.03%
Total average interest-bearing deposits	1,714,214	0.26%	1,510,201	0.26%	1,514,847	0.27%	1,512,455	0.34%	1,540,515	0.58%
Total average non interest-bearing deposits	651,275	—	553,929	—	513,891	—	624,053	—	509,457	—
Total average deposits	$2,365,489	0.19%	$2,064,130	0.19%	$2,028,738	0.20%	$2,136,508	0.24%	$2,049,972	0.43%

Table 29 — Maturities of Time Deposits Greater than $100,000 at December 31, 2015

		Weighted
		Average
Maturity (dollars in thousands)	Principal	Rate

Three months or less	$18,368	0.27%
Over three months through six months	10,761	0.96%
Over six months through 12 months	18,309	0.42%
Over 12 months	55,814	1.40%

Total	$103,252	1.13%

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

Despite the previously discussed $100 million internal transfer to a reciprocal brokered money market account, SSUARs increased approximately $39 million, or 11%, during 2015.  The increase was primarily from one client of the Bank.  At this time, management is uncertain as to the client’s long-term intent for these funds.  The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Table 30 — Securities Sold Under Agreements to Repurchase

December 31, (dollars in thousands)	2015	2014	2013	2012	2011

Outstanding balance at end of year	$395,433	$356,108	$165,555	$250,884	$230,231
Weighted average interest rate at year end	0.02%	0.04%	0.04%	0.06%	0.17%
Average outstanding balance during the year	$379,477	$296,196	$170,386	$237,414	$278,861
Average interest rate during the year	0.02%	0.04%	0.04%	0.16%	0.23%
Maximum outstanding at any month end	$442,981	$408,891	$242,721	$272,057	$297,571

Federal Home Loan Bank Advances

FHLB advances decreased $8 million, or 1%, during 2015. The Bank held $150 million in overnight advances with a rate of 0.35% as of December 31, 2015, a $48 million decrease from the $198 million in overnight advances at a rate of 0.14% held at December 31, 2014.  Additionally, the Bank obtained $60 million in new long-term fixed rate advances with a weighted average rate of 1.50% during 2015, replacing $20 million at a rate of 1.44%, which matured during the period.

The Company’s usage of overnight FHLB advances increased during 2015 primarily due to significant growth in outstanding warehouse lines credit.  Management anticipates its usage of FHLB overnight advances will continue to strongly correlate with fluctuations in outstanding warehouse lines.

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

Table 31 — Federal Home Loan Bank Advances

December 31, (dollars in thousands)	2015	2014	2013	2012	2011

Outstanding balance at end of year	$699,500	$707,500	$605,000	$542,600	$934,630
Weighted average interest rate at year end	1.77%	1.60%	2.42%	2.64%	1.83%
Average outstanding balance during the year	$599,630	$584,516	$578,633	$560,659	$558,249
Average interest rate during the year	1.99%	2.24%	2.54%	2.65%	3.26%
Maximum outstanding at any month end	$916,500	$707,500	$605,000	$789,618	$934,630

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

See Footnote 7 “Interest Rate Swaps” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 148% at December 31, 2015 and 156% at December 31, 2014. At December 31, 2015 and 2014, the Company had cash and cash equivalents on-hand of $210 million and $73 million. In addition, the Bank had available collateral to borrow an additional $567 million and $452 million from the FHLB at December 31, 2015 and 2014. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $170 million available through various other financial institutions as of December 31, 2015 and 2014.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2015 and 2014, these pledged investment securities had a fair value of $490 million and $410 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2015, the Bank had approximately $507 million in deposits from 76 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $314 million of the total balance at December 31, 2015. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Table 32 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands, except per share data)	2015	2014	2013	2012	2011

Stockholders’ equity	$576,547	$558,731	$542,793	$536,702	$452,367
Book value per share at December 31,	27.59	26.80	26.09	25.60	21.59
Tangible book value per share at December 31,*	26.87	26.08	25.35	24.86	20.81
Dividends declared per share - Class A Common Stock	0.781	0.737	0.693	1.749	0.605
Dividends declared per share - Class B Common Stock	0.710	0.670	0.630	1.590	0.550
Average stockholders’ equity to average total assets	14.43%	15.66%	16.15%	14.89%	12.87%
Total risk based capital - Total Company	20.58%	22.17%	26.72%	25.28%	24.74%
Common equity tier 1 capital - Total Company	18.39%	NA	NA	NA	NA
Tier 1 risk based capital - Total Company	19.69%	21.28%	25.67%	24.31%	23.59%
Tier 1 leverage capital - Total Company	14.82%	15.92%	16.81%	16.36%	14.77%
Dividend payout ratio	46%	53%	56%	31%	13%
Dividend yield	2.96%	2.98%	2.82%	8.28%	2.64%

*See footnote 2 of Part II, Item 6 “Selected Financial Data”

Total stockholders’ equity increased from $559 million at December 31, 2014 to $577 million at December 31, 2015. The increase in stockholders’ equity was primarily attributable to net income earned during 2015 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2015, the Bank could, without prior approval, declare dividends of approximately $43 million.

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

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a  subordinated note with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR + 1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on October 1, 2015 or January 1, 2016, and is currently carrying the note at a cost of LIBOR + 1.42%.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 33 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2015 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$304,379	$—	$—	$—	$304,379
Unused home equity lines of credit	14,609	43,653	38,460	185,285	282,007
Unused loan commitments - other	287,214	24,752	7,039	10,227	329,232
Commitments to purchase loans*	22,590	—	—	—	22,590
Standby letters of credit	2,444	10,233	63	—	12,740
Total off balance sheet items	$631,236	$78,638	$45,562	$195,512	$950,948

*Commitments are made through the Bank’s Correspondent Lending channel.

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $13 million and $12 million at December 31, 2015 and 2014. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follow:

Table 34 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2015 (in thousands)	one year	three years	five years	years	Total

Deposits without a stated maturity*	$1,601,653	$—	$—	$—	$1,601,653
Time deposits (including brokered certificates of deposit)*	119,522	57,205	74,460	—	251,187
Federal Home Loan Bank advances*	243,003	262,500	165,000	30,000	700,503
Subordinated note*	—	—	—	41,240	41,240
Securities sold under agreements to repurchase*	395,433	—	—	—	395,433
Interest rate swaps**	649	712	318	262	1,941
Lease commitments	5,686	10,460	6,617	6,922	29,685
Total contractual obligations	$2,365,946	$330,877	$246,395	$78,424	$3,021,642

*Includes accrued interest.

**Obligation is estimated using the LIBOR forward yield curve through 2020. Amounts are subject to change based on actual movements in LIBOR.

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

See Footnote 12 “Federal Home Loan Bank Advances” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s FHLB advances.

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

See Footnote 7 “Interest Rate Swaps” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s interest rate swaps.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases.

See Footnote 19 “Transactions with Related Parties and their Affiliates” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s lease commitments.

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

As of December 31, 2015 and 2014, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of December 31, 2015 and 2014 was not considered meaningful and is not presented by the Bank because decreases in the Fed Funds Target Rate were considered unlikely as of December 31, 2015. The Federal Open Market Committee raised the FFTR for the first time in nine years during December 2015 from between 0.00% and 0.25% to 0.25% and 0.50%, with further guidance suggesting that increases to the FFTR were more likely than not during 2016.

The Bank’s dynamic simulation model as of December 31, 2015 projected improvement in the Bank’s net interest income relative to the Base case in the Up 100 to Up 400 basis points scenarios.  The improvement in each of these scenarios was greater than the projected improvement reflected in the same scenarios as of December 31, 2014. The more favorable projections over the prior year’s simulation forecasts were partially driven by growth in the Bank’s warehouse lines of credit, which reprice monthly.  In addition, the Bank also lowered its forecast regarding its use of long-term fixed-rate FHLB advances from December 31, 2014 to December 31, 2015.  The Bank changed its forecast regarding the use of long-term fixed-rate FHLB advances as part of a strategy to address on-going net interest margin compression, while remaining within the Board’s approved interest rate risk policy guidelines.

The following tables illustrate the Bank’s projected percent change from its Base net interest income as of December 31, 2015 and 2014 based on instantaneous movements in interest rates from Up 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees and the impact of the RPG business segment.

Table 35 — Bank Interest Rate Sensitivity at December 31, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	4.21%	3.82%	2.78%	(0.76)%
Board policy limit on % change from base	(5.00)%	(10.00)%	(15.00)%	(20.00)%

Table 36 — Bank Interest Rate Sensitivity at December 31, 2014

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	1.61%	(0.30)%	(2.57)%	(6.11)%
Board policy limit on % change from base	(10.00)%	(20.00)%	(35.00)%	(45.00)%

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

The Bank’s EVE calculation as of December 31, 2015 reflected a decline from the Base case in the Up 100 to Up 400 basis points scenarios.  The projected decline was greater than the projected decline at December 31, 2014 for the same scenarios.  The larger decline from the Base case in EVE compared to the prior year scenario was primarily driven by a year-to-year reduction in the Bank’s fixed-rate long-term FHLB advances in combination with revisions to the Bank’s “beta” and “decay rate” assumptions for its non-maturity deposit portfolio, making them more conservative or less favorable in a rising interest rate environment.  The Bank made revisions to its beta and decay rate assumptions based on its on-going historical data analysis.  The beta describes how closely changes in the Bank’s deposit interest rates are assumed to track with changes in market interest rates.  Decay rates measure the assumed speed at which the Bank’s non-maturity deposits flow off of the Bank’s balance sheet over time.

The following tables illustrate the Bank’s EVE sensitivity as of December 31, 2015 and 2014:

Table 37 — Bank Economic Value of Equity Sensitivity for 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base Economic Value of Equity	(7.36)%	(15.79)%	(27.40)%	(38.19)%
Board policy limit on % change from base	(10.00)%	(20.00)%	(35.00)%	(45.00)%

Table 38 — Bank Economic Value of Equity Sensitivity for 2014

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base Economic Value of Equity	(5.05)%	(12.12)%	(22.58)%	(32.57)%
Board policy limit on % change from base	(10.00)%	(20.00)%	(35.00)%	(45.00)%

Adoption of Newly Issued by Not Yet Effective Accounting Pronouncements:

Accounting Standards Update (“ASU”) 2016-01 — Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The amendments in this ASU include the following:

•

Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•

Eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•

Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•

Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not project this amendment to have a material impact on the Company’s financial statements.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, in relation to the criteria described in the report,  Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2015, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of the Company’s internal control in their report dated March 10, 2016.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky
March 10, 2016

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2015	2014
ASSETS

Cash and cash equivalents	$210,082	$72,878
Securities available for sale	517,058	435,911
Securities held to maturity (fair value of $39,196 in 2015 and $45,807 in 2014)	38,727	45,437
Mortgage loans held for sale, at fair value	4,083	6,388
Other loans held for sale, at the lower of cost or fair value	514	—
Loans	3,326,610	3,040,495
Allowance for loan and lease losses	(27,491)	(24,410)
Loans, net	3,299,119	3,016,085
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	29,921	32,987
Premises, held for sale	1,185	1,317
Goodwill	10,168	10,168
Other real estate owned	1,220	11,243
Bank owned life insurance	52,817	51,415
Other assets and accrued interest receivable	37,187	34,976

TOTAL ASSETS	$4,230,289	$3,747,013

LIABILITIES

Deposits:
Non interest-bearing	$634,863	$502,569
Interest-bearing	1,852,614	1,555,613
Total deposits	2,487,477	2,058,182

Securities sold under agreements to repurchase and other short-term borrowings	395,433	356,108
Federal Home Loan Bank advances	699,500	707,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	30,092	25,252

Total liabilities	3,653,742	3,188,282

Commitments and contingent liabilities (Footnote 20)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value, 100,000 shares authorized,
Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,651,841 shares (2015) and 18,603,354 shares (2014) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,245,250 shares (2015) and 2,245,492 shares (2014) issued and outstanding	4,915	4,904
Additional paid in capital	136,910	134,889
Retained earnings	432,673	414,623
Accumulated other comprehensive income	2,049	4,315

Total stockholders’ equity	576,547	558,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,230,289	$3,747,013

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2015	2014	2013
INTEREST INCOME:

Loans, including fees	$133,958	$123,360	$124,843
Taxable investment securities	7,046	7,481	8,067
Federal Home Loan Bank stock and other	1,428	1,536	1,658
Total interest income	142,432	132,377	134,568

INTEREST EXPENSE:

Deposits	4,380	3,905	4,093
Securities sold under agreements to repurchase and other short-term borrowings	92	112	70
Federal Home Loan Bank advances	11,934	13,072	14,715
Subordinated note	2,056	2,515	2,515
Total interest expense	18,462	19,604	21,393

NET INTEREST INCOME	123,970	112,773	113,175

Provision for loan and lease losses	5,396	2,859	2,983

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	118,574	109,914	110,192

NON INTEREST INCOME:

Service charges on deposit accounts	13,015	13,807	13,954
Net refund transfer fees	17,388	16,130	13,884
Mortgage banking income	4,411	2,862	7,258
Interchange fee income	8,353	7,017	6,927
Bargain purchase gain	—	—	1,324
Gain on call of security available for sale	88	—	—
Net gain (loss) on other real estate owned	(301)	(2,218)	346
Increase in cash surrender value of bank owned life insurance	1,402	1,329	86
Other	3,638	3,592	2,451
Total non interest income	47,994	42,519	46,230

NON INTEREST EXPENSES:

Salaries and employee benefits	58,091	54,373	57,778
Occupancy and equipment, net	20,689	22,008	21,918
Communication and transportation	3,752	3,866	4,128
Marketing and development	3,161	3,264	3,106
FDIC insurance expense	2,084	1,865	1,682
Bank franchise tax expense	4,734	4,616	4,115
Data processing	4,340	3,513	3,120
Interchange related expense	3,873	3,450	3,063
Supplies	1,101	1,009	1,157
Other real estate owned expense	735	1,024	1,948
Legal and professional fees	3,306	2,766	5,955
Other	7,458	6,364	7,954
Total non interest expenses	113,324	108,118	115,924

INCOME BEFORE INCOME TAX EXPENSE	53,244	44,315	40,498
INCOME TAX EXPENSE	18,078	15,528	15,075
NET INCOME	$35,166	$28,787	$25,423

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.70	$1.39	$1.23
Class B Common Stock	$1.55	$1.32	$1.17

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.70	$1.38	$1.22
Class B Common Stock	$1.54	$1.32	$1.16

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.781	$0.737	$0.693
Class B Common Stock	$0.710	$0.670	$0.630

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2015	2014	2013

Net income	$35,166	$28,787	$25,423

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(514)	(1,082)	147
Reclassification amount for derivative losses realized in income	402	424	23
Change in unrealized gain (loss) on securities available for sale	(3,160)	2,021	(4,747)
Reclassification adjustment for gain on security available for sale recognized in earnings	(88)	—	—
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(125)	475	742
Net unrealized gains (losses)	(3,485)	1,838	(3,835)
Tax effect	1,219	(644)	1,344
Total other comprehensive income (loss), net of tax	(2,266)	1,194	(2,491)

COMPREHENSIVE INCOME	$32,900	$29,981	$22,932

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2013	18,694	2,271	$4,932	$132,686	$393,472	$5,612	$536,702

Net income	—	—	—	—	25,423	—	25,423

Net change in accumulated other comprehensive income	—	—	—	—	—	(2,491)	(2,491)

Dividend declared Common Stock:
Class A Shares	—	—	—	—	(12,735)	—	(12,735)
Class B Shares	—	—	—	—	(1,424)	—	(1,424)

Stock options exercised, net of shares redeemed	24	—	5	610	(148)	—	467

Repurchase of Class A Common Stock	(193)	—	(43)	(1,230)	(2,822)	—	(4,095)

Conversion of Class B Common Stock to Class A Common Stock	11	(11)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	250	—	—	250

Deferred director compensation expense - Class A Common Stock	5	—	—	193	—	—	193

Stock based compensation expense - restricted stock	—	—	—	298	—	—	298

Stock based compensation expense - options	—	—	—	205	—	—	205

Balance, December 31, 2013	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2014	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

Net income	—	—	—	—	28,787	—	28,787

Net change in accumulated other comprehensive income	—	—	—	—	—	1,194	1,194

Dividend declared Common Stock:
Class A Shares	—	—	—	—	(13,680)	—	(13,680)
Class B Shares	—	—	—	—	(1,508)	—	(1,508)

Stock options exercised, net of shares redeemed	62	—	13	1,586	(496)	—	1,103

Repurchase of Class A Common Stock	(15)	—	(3)	(95)	(249)	—	(347)

Conversion of Class B Common Stock to Class A Common Stock	15	(15)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	(256)	—	—	(256)

Deferred director compensation expense - Class A Common Stock	2	—	—	187	—	—	187

Stock based compensation expense - restricted stock	(2)	—	—	402	3	—	405

Stock based compensation expense - options	—	—	—	53	—	—	53

Balance, December 31, 2014	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2015	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

Net income	—	—	—	—	35,166	—	35,166

Net change in accumulated other comprehensive income	—	—	—	—	—	(2,266)	(2,266)

Dividend declared Common Stock:
Class A Shares	—	—	—	—	(14,531)	—	(14,531)
Class B Shares	—	—	—	—	(1,594)	—	(1,594)

Stock options exercised, net of shares redeemed	67	—	16	1,708	(588)	—	1,136

Repurchase of Class A Common Stock	(22)	—	(5)	(143)	(403)	—	(551)

Net change in notes receivable on Class A Common Stock	—	—	—	(189)	—	—	(189)

Deferred director compensation expense - Class A Common Stock	5	—	—	223	—	—	223

Stock based compensation expense - restricted stock	(1)	—	—	253	—	—	253

Stock based compensation expense - stock options	—	—	—	169	—	—	169

Balance, December 31, 2015	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$35,166	$28,787	$25,423
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	729	424	394
Accretion on loans, net	(2,835)	(6,263)	(9,479)
Depreciation of premises and equipment	6,742	6,363	5,311
Amortization of mortgage servicing rights	1,400	1,330	2,173
Amortization of core deposit intangible asset	—	—	510
Provision for loan and lease losses	5,396	2,859	2,983
Net gain on sale of mortgage loans held for sale	(3,915)	(2,440)	(6,979)
Origination of mortgage loans held for sale	(160,989)	(82,457)	(291,155)
Proceeds from sale of mortgage loans held for sale	167,209	82,015	305,242
Origination of other loans held for sale	(137,551)	—	—
Proceeds from sale of other loans held for sale	137,037	—	—
Net realized recovery of value in mortgage servicing rights	—	—	(345)
Net realized gain on sales, calls and impairment of securities	(88)	—	—
Net gain realized on sale of other real estate owned	(956)	(883)	(2,170)
Writedowns of other real estate owned	1,257	3,101	1,824
Net gain on sale of banking center	(28)	—	—
Deferred director compensation expense - Company Stock	223	187	193
Stock based compensation expense	422	458	503
Bargain purchase gains on acquisition	—	—	(1,324)
Increase in cash surrender value of bank owned life insurance	(1,402)	(1,329)	(86)
Net change in other assets and liabilities:
Accrued interest receivable	(426)	(535)	973
Accrued interest payable	(33)	(197)	56
Other assets	(2,785)	(2,145)	488
Other liabilities	5,473	(2,570)	(12,278)
Net cash provided by operating activities	50,046	26,705	22,257

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,512,809)	(876,854)	(194,527)
Purchases of securities held to maturity	—	—	(15,000)
Proceeds from calls, maturities and paydowns of securities available for sale	1,427,696	875,978	195,553
Proceeds from calls, maturities and paydowns of securities held to maturity	6,663	5,137	10,294
Net change in outstanding warehouse lines of credit	(67,298)	(169,855)	67,000
Purchase of loans, including premiums paid	(117,516)	(235,824)	—
Net change in other loans	(100,660)	(46,383)	(11,048)
Proceeds from redemption of Federal Home Loan Bank stock	—	134	35
Proceeds from sales of other real estate owned	9,412	9,532	21,267
Proceeds from sale of banking center	1,623	—	—
Net purchases of premises and equipment	(5,319)	(7,759)	(5,022)
Purchase of bank owned life insurance	—	(25,000)	(25,000)
Net cash (used in) provided by investing activities	(358,208)	(470,894)	43,552

FINANCING ACTIVITIES:
Net change in deposits	429,295	67,325	7,929
Net change in securities sold under agreements to repurchase and other short-term borrowings	39,325	190,553	(85,329)
Payments of Federal Home Loan Bank advances	(218,000)	(188,000)	(37,600)
Proceeds from Federal Home Loan Bank advances	210,000	290,500	100,000
Repurchase of Common Stock	(551)	(347)	(4,095)
Net proceeds from Common Stock options exercised	1,136	1,103	467
Cash dividends paid	(15,839)	(14,930)	(14,009)
Net cash provided by (used in) financing activities	445,366	346,204	(32,637)

NET CHANGE IN CASH AND CASH EQUIVALENTS	137,204	(97,985)	33,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,878	170,863	137,691
CASH AND CASH EQUIVALENTS AT END OF YEAR	$210,082	$72,878	$170,863

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$18,495	$19,801	$21,337
Income taxes	17,942	18,828	31,875

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$2,938	$7,333	$15,271
Loans provided for sales of other real estate owned	3,248	1,442	2,377

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2015, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Traditional Banking, Warehouse Lending and Mortgage Banking (collectively “Core Banking”)

As of December 31, 2015, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates — Financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions impact the amounts reported in the financial statements and the disclosures provided. Actual amounts could differ from these estimates.

Concentration of Credit Risk — With the exception of loans originated through its Correspondent Lending channel, most of the Company’s Traditional Banking business activity is with clients located in Kentucky, Indiana, Florida, and Tennessee. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

Loans originated through the Traditional Bank’s Correspondent Lending channel are primarily secured by single family, first lien residences located outside the Company’s market footprint, with 78% of such loans secured by collateral located in the state of California as of December 31, 2015. Furthermore, warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the Nation. As of December 31, 2015, 35% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2015, 2014 and 2013, approximately 13%, 12% and 9% of total Company net revenues (net interest income plus non interest income) were derived from the RPG segment.

For 2015, 2014 and 2013, approximately 7%, 5% and 4% of total Company net revenues (net interest income plus non interest income) were derived from the Company’s Warehouse segment.

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

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized and accreted on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more-likely-than-not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. OTTI related to credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2015 and 2014, management determined there was no impairment within the MSR portfolio.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $1.9 million, $1.8 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013. Late fees and ancillary fees related to loan servicing are considered nominal.

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

Interest income on mortgage and commercial loans is typically discontinued at the time the loan is 80 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan, which may define past due status by the number of days or the number of payments past due. In most cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 80 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In determining the day-one fair values of PCI loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received.  The Bank generally accounts for PCI loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category, whose credit risk is considered by management equivalent to a non-PCI Special Mention loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Provisions are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

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

Allowance for Loan and Lease Losses (“Allowance”) — The Allowance is a valuation allowance for probable incurred credit losses and includes overdrawn deposit accounts. Loan losses are charged against the Allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the Allowance. Management estimates the Allowance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the Allowance may be made for specific classes, but the entire Allowance is available for any loan that, in management’s judgment, should be charged off.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral value less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale of or the operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller balance, homogeneous mortgage loan. The Bank’s selling costs for its collateral dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral dependent loans whose repayment is based solely on the operations of the underlying collateral.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In order to take account of periods of economic growth and economic downturn, management generally uses the highest of the rolling four, eight, twelve, sixteen, twenty, twenty-four, or twenty-eight quarter averages for each loan class when determining its historical loss factors for its “Pass” rated and nonrated credits.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each class. Management assigns risk multiples to certain classes to account for qualitative factors such as:

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

Portfolio Segment 1 — Loans where the Allowance methodology is determined based on a loan review and grading system (primarily commercial related loans and retail TDRs).

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Republic Credit Solutions

During the third quarter of 2015, one of RCS’ small dollar consumer loan programs exited the program’s pilot phase.  Under the operation of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest. During 2015, RPG sold approximately $137 million of loans from this program to a third party compared to $636,000 during 2014. As of December 31, 2015, RCS carried approximately $7 million of such loans on its balance sheet, representing its 10% retained ownership.

For RCS loans, management conducts an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance. Due to their small-dollar, short-term nature, such loans are expected to experience higher loss rates than Core Bank consumer products.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” in this section of the filing for additional discussion regarding the Company’s Allowance.

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

Other Real Estate Owned (“OREO”) — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions.

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

Federal Home Loan Bank Stock (“FHLB”) — The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and annually evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Based on its assessment, the Company believes its goodwill of $10 million was not impaired and is properly recorded in the consolidated financial statements as of December 31, 2015 and 2014.

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

Derivatives —Derivatives are reported at fair value in other assets or other liabilities. The Company’s derivatives include interest rate swap agreements. For asset/liability management purposes, the Bank uses interest rate swap agreements to hedge the exposure or to modify the interest rate characteristic of certain immediately repricing liabilities.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or client owes the Bank, and results in credit risk to the Bank. When the fair value of a derivative instrument contract is negative, the Bank owes the client or counterparty and therefore, has no credit risk.

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

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet included no required reserve balances at December 31, 2015 and 2014.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $2 million and $1 million as of December 31, 2015 and 2014.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Segment Information — Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in four lines of business – Traditional Banking, Warehouse, Mortgage Banking and RPG.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income.

2.ACQUISITION (SUBSEQUENT EVENT)

Effective October 6, 2015, the Company and Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Community Bank (“CCB”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Company will acquire Cornerstone, with CCB merging into RB&T.  Cornerstone and CCB are headquartered in St. Petersburg, Florida.

Under the terms of the Agreement, the Company will acquire all of Cornerstone’s outstanding common stock in an all-cash transaction, resulting in a total cash payment to Cornerstone’s existing shareholders and stock option holders of approximately $32.3 million.  The Company will fund the cash payment through existing resources on-hand.

The acquisition is expected to close during the first half of 2016.  On December 31, 2015, Cornerstone operated four banking centers in the Tampa, Florida metropolitan statistical area, with approximately $250 million in total assets, approximately $190 million in loans and approximately $200 million in deposits.

3.INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$286,914	$59	$(494)	$286,479
Private label mortgage backed security	4,037	1,095	—	5,132
Mortgage backed securities - residential	88,968	3,395	(95)	92,268
Collateralized mortgage obligations	113,972	748	(1,052)	113,668
Freddie Mac preferred stock	—	173	—	173
Mutual fund	1,000	11	—	1,011
Corporate bonds	15,009	16	(103)	14,922
Trust preferred security	3,405	—	—	3,405
Total securities available for sale	$513,305	$5,497	$(1,744)	$517,058

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$146,625	$312	$(15)	$146,922
Private label mortgage backed security	4,030	1,220	—	5,250
Mortgage backed securities - residential	118,836	5,511	(91)	124,256
Collateralized mortgage obligations	143,283	1,034	(1,146)	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,000	18	—	1,018
Corporate bonds	15,011	52	—	15,063
Total securities available for sale	$428,785	$8,378	$(1,252)	$435,911

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$515	$1	$—	$516
Mortgage backed securities - residential	53	6	—	59
Collateralized mortgage obligations	33,159	464	—	33,623
Corporate bonds	5,000	—	(2)	4,998
Total securities held to maturity	$38,727	$471	$(2)	$39,196

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2014 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$1,747	$1	$(7)	$1,741
Mortgage backed securities - residential	147	20	—	167
Collateralized mortgage obligations	38,543	423	(4)	38,962
Corporate bonds	5,000	—	(63)	4,937
Total securities held to maturity	$45,437	$444	$(74)	$45,807

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

3.INVESTMENT SECURITIES (continued)

Sales of Securities Available for Sale

During 2015, the Bank recognized a gross gain of $88,000 on the call of one security available for sale. The tax provision related to the Bank’s realized gain totaled $31,000 for the year ended December 31, 2015.

During 2015, 2014 and 2013, there were no sales of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2015 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
December 31, 2015 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$49,998	$49,979	$—	$—
Due from one year to five years	241,925	241,525	5,515	5,514
Due from five years to ten years	10,000	9,897	—	—
Due beyond ten years	3,405	3,405	—	—
Private label mortgage backed security	4,037	5,132	—	—
Mortgage backed securities - residential	88,968	92,268	53	59
Collateralized mortgage obligations	113,972	113,668	33,159	33,623
Freddie Mac preferred stock	—	173	—	—
Mutual fund	1,000	1,011	—	—
Total securities	$513,305	$517,058	$38,727	$39,196

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an OTTI charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During the second quarter of 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to OCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of December 31, 2015, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $173,000.

Corporate Bonds

During 2013, the Bank purchased $20 million in floating rate corporate bonds with an initial weighted average yield of 1.36%. The bonds had a weighted average life of seven years and were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of December 31, 2015 and 2014.

Mortgage backed Securities and Collateralized Mortgage Obligations

At December 31, 2015, with the exception of the $5.1 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At December 31, 2015 and 2014, there were gross unrealized losses of $1.1 million and $1.2 million related to available for sale mortgage backed securities and collateralized mortgage obligations. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell these securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

3.INVESTMENT SECURITIES (continued)

Trust Preferred Security

During the fourth quarter of 2015, the Parent Company purchased a $3 million floating rate trust preferred security at a price of 68% of par.  The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points, giving the Parent Company an expected yield to maturity of 4.27% when considering the discount.  The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to this security.

Market Loss Analysis

Securities with unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$191,584	$(433)	$9,914	$(61)	$201,498	$(494)
Mortgage backed securities - residential	5,727	(95)	—	—	5,727	(95)
Collateralized mortgage obligations	6,831	(212)	35,869	(840)	42,700	(1,052)
Corporate bonds	9,896	(103)	—	—	9,896	(103)
Total securities available for sale	$214,038	$(843)	$45,783	$(901)	$259,821	$(1,744)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2014 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$2,089	$(15)	$—	$—	$2,089	$(15)
Mortgage backed securities - residential	7,535	(91)	—	—	7,535	(91)
Collateralized mortgage obligations	46,058	(881)	12,534	(265)	58,592	(1,146)
Total securities available for sale	$55,682	$(987)	$12,534	$(265)	$68,216	$(1,252)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Corporate bonds	$4,998	$(2)	$—	—	$4,998	$(2)
Total securities held to maturity	$4,998	$(2)	$—	$—	$4,998	$(2)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2014 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$517	$(7)	$—	$—	$517	$(7)
Collateralized mortgage obligations	9,045	(4)	—	—	9,045	(4)
Corporate bonds	4,936	(63)	—	—	4,936	(63)
Total securities held to maturity	$14,498	$(74)	$—	$—	$14,498	$(74)

At December 31, 2015, the Bank’s portfolio consisted of 162 securities, 34 of which were in an unrealized loss position.

At December 31, 2014, the Bank’s portfolio consisted of 157 securities, 17 of which were in an unrealized loss position.

3.INVESTMENT SECURITIES (continued)

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.1 million at December 31, 2015. This security, with an average remaining life currently estimated at five years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 5 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2015	2014	2013

Balance, beginning of year	$1,800	$1,941	$2,142
Recovery of losses previously recorded	(35)	(141)	(201)
Realized pass through of actual losses	—	—	—
Balance, end of year	$1,765	$1,800	$1,941

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $4.0 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

3.INVESTMENT SECURITIES (continued)

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2015	2014

Carrying amount	$489,598	$409,868
Fair value	490,074	410,307

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

December 31, (in thousands)	2015	2014

Residential real estate:
Owner occupied	$1,081,934	$1,118,341
Owner occupied - correspondent*	249,344	226,628
Non owner occupied	116,294	96,492
Commercial real estate	824,887	772,309
Commercial real estate - purchased whole loans*	35,674	34,898
Construction & land development	66,500	38,480
Commercial & industrial	229,721	157,339
Lease financing receivables	8,905	2,530
Warehouse lines of credit	386,729	319,431
Home equity	289,194	245,679
Consumer:
RPG loans*	7,204	4,095
Credit cards	11,068	9,573
Overdrafts	685	1,180
Purchased whole loans*	5,892	4,626
Other consumer	12,579	8,894

Total loans**	3,326,610	3,040,495
Allowance for loan and lease losses	(27,491)	(24,410)

Total loans, net	$3,299,119	$3,016,085

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The table below reconciles the contractually receivable and carrying amounts of loans at December 31, 2015 and 2014:

December 31, (in thousands)	2015	2014

Contractually receivable	$3,329,741	$3,050,599
Unearned income(1)	(741)	(174)
Unamortized premiums(2)	3,792	4,490
Unaccreted discounts(3)	(7,860)	(15,675)
Net unamortized deferred origination fees and costs	1,678	1,255
Carrying value of loans	$3,326,610	$3,040,495

(1)	Unearned income relates to lease financing receivables.
(2)	Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts includes both accretable and non-accretable discounts and predominately relates to loans acquired in the Bank’s 2012 FDIC-assisted transactions.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Loan Purchases

In May 2014, the Bank began acquiring single family, first lien mortgage loans for investment within its loan portfolio through its Correspondent Lending channel. Correspondent Lending generally involves the Bank acquiring, primarily from Warehouse clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 78% of loans acquired through this origination channel as of December 31, 2015, secured by collateral in the state of California.

In addition to secured mortgage loans acquired through its Correspondent Lending channel, the Bank also began acquiring unsecured consumer installment loans for investment from a third-party originator in April 2014. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

The table below reflects the purchase activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during 2015 and 2014. No purchases of these types of loans were made during 2013.

Years Ended December 31, (in thousands)	2015	2014
Residential real estate:
Owner occupied - correspondent*	$113,232	$230,340
Consumer:
Purchased whole loans*	4,284	5,484
Total purchased loans	$117,516	$235,824

*Represents origination amount, inclusive of applicable purchase premiums.

Subprime Lending

The Bank has certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination. These loans totaled approximately $51 million and $53 million at December 31, 2015 and 2014. Approximately $14 million and $15 million of the outstanding subprime loans at December 31, 2015 and 2014 were originated for Community Reinvestment Act (“CRA”) purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

Purchased Credit Impaired (“PCI”) Loans

PCI loans acquired during the Bank’s 2012 FDIC-assisted transactions are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The table below reconciles the contractually required and carrying amounts of PCI loans at December 31, 2015 and 2014:

December 31, (in thousands)	2015	2014

Contractually-required principal	$18,250	$26,571
Non-accretable amount	(1,582)	(6,784)
Accretable amount	(4,125)	(2,297)
Carrying value of loans	$12,543	$17,490

The following table presents a rollforward of the accretable amount on PCI loans for years ended December 31, 2015, 2014 and 2013:

Years Ended December 31, (in thousands)	2015	2014	2013

Balance, beginning of year	$(2,297)	$(3,457)	$(3,095)
Transfers between non-accretable and accretable	(4,055)	(3,783)	(6,455)
Net accretion into interest income on loans, including loan fees	2,227	4,943	6,093
Other changes	—	—	—
Balance, end of year	$(4,125)	$(2,297)	$(3,457)

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures for the years ending December 2015 and 2014 follow:

•

For new and renewed commercial and industrial (“C&I”),  commercial real estate (“CRE”) and construction and land development loans, the Bank’s CAD assigns the credit quality grade to the loan. Loan grades for new C&I, CRE and construction and land development loans with an aggregate credit exposure of $2 million or greater are validated by the Senior Loan Committee (“SLC”).

•	The SLC consists of senior and executive personnel.

•

Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to the senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CAD.

•

A senior officer meets monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are designed to give loan officers an opportunity to identify existing loans that should be downgraded.

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

•

All new and renewed warehouse lines of credit are approved by the SLC and Executive Loan Committee. The CAD assigns the initial credit quality grade to warehouse facilities. Monthly, members of senior management along with the SLC, review warehouse lending activity and monitor key performance indicators such as average days outstanding, average Fair Isaac Corporation (“FICO”) credit report score, average loan-to-value (“LTV”) and other important factors.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

Purchased Credit Impaired Loans  - Group 1 (“PCI-1”): To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category, whose credit risk is considered by management equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate.  Provisions are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

For all real estate and consumer loans that do not meet the scope above, the Bank uses a grading system based on delinquency and nonaccrual status. Loans that are 80 days or more past due, on nonaccrual, or are troubled debt restructurings are graded “Substandard.” Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross-collateralized with a classified C&I or CRE loan.

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

Management separately monitors PCI loans, and on at least a quarterly basis, reviews them against the factors and assumptions used in determining day-one fair values. In addition to its quarterly evaluation, a PCI loan is typically reviewed when it is modified or extended, or when information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

Credit Quality Indicators

Based on the Bank’s internal analysis performed, the risk category of loans by class follows:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2015		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$24,301	$14,577	$—	$560	$—	$39,438
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	860	1,557	—	785	—	3,202
Commercial real estate	803,369	5,070	6,530	—	9,918	—	824,887
Commercial real estate - purchased whole loans	35,674	—	—	—	—	—	35,674
Construction & land development	63,750	96	2,621	—	33	—	66,500
Commercial & industrial	227,344	936	194	—	1,247	—	229,721
Lease financing receivables	8,905	—	—	—	—	—	8,905
Warehouse lines of credit	386,729	—	—	—	—	—	386,729
Home equity	—	21	2,296	—	—	—	2,317
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	28	58	—	—	—	86

Total rated loans	$1,525,771	$31,312	$27,833	$—	$12,543	$—	$1,597,459

*Special Mention and Substandard loans included $180,000 and $1 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

**The above table excludes all non-classified residential real estate and consumer loans at the respective period ends.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

*Special Mention and Substandard loans included $443,000 and $6 million, respectively, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

**The above table excludes all non-classified residential real estate and consumer loans at the respective period ends.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Allowance for Loan and Lease Losses

Activity in the Allowance follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Allowance, beginning of year	$24,410	$23,026	$23,729

Charge-offs - Core Banking	(3,001)	(3,558)	(6,185)
Charge-offs - RPG	(971)	(5)	—
Total charge-offs	(3,972)	(3,563)	(6,185)

Recoveries - Core Banking	1,362	1,506	1,654
Recoveries - RPG	295	582	845
Total recoveries	1,657	2,088	2,499

Net (charge-offs) recoveries - Core Banking	(1,639)	(2,052)	(4,531)
Net (charge-offs) recoveries - RPG	(676)	577	845
Net (charge-offs) recoveries	(2,315)	(1,475)	(3,686)

Provision - Core Banking	3,065	3,392	3,828
Provision - RPG	2,331	(533)	(845)
Total provision	5,396	2,859	2,983

Allowance, end of year	$27,491	$24,410	$23,026

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

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present the activity in the Allowance by portfolio class for the years ended December 31, 2015, 2014 and 2013:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Year Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision	50	56	331	344	2	377	282	64
Charge-offs	(622)	—	(126)	(546)	—	—	(56)	—
Recoveries	308	—	10	98	—	—	62	—

Ending balance	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410
Provision	168	584	2,331	256	255	322	(26)	5,396
Charge-offs	—	(466)	(971)	(146)	(598)	(123)	(318)	(3,972)
Recoveries	—	148	295	53	312	8	363	1,657

Ending balance	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Year Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—
Provision	1,448	567	(28)	144	—	(441)	(16)	25
Charge-offs	(836)	—	(185)	(868)	—	(18)	(20)	—
Recoveries	137	—	27	155	—	89	114	—

Ending balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	$—	$126	$23,026
Provision	350	699	(533)	49	383	185	27	2,859
Charge-offs	—	(548)	(5)	(88)	(591)	—	(404)	(3,563)
Recoveries	—	183	582	35	391	—	375	2,088

Ending balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

					Commercial
	Residential Real Estate				Real Estate -			Lease
Year Ended	Owner	Owner Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2013 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,006	NA	$1,049	$8,843	$34	$2,769	$580	NA
Provision	2,411	NA	43	539	—	(902)	876	NA
Charge-offs	(1,886)	NA	(241)	(1,190)	—	(619)	(466)	NA
Recoveries	285	NA	172	117	—	48	99	NA

Ending balance	$7,816	NA	$1,023	$8,309	$34	$1,296	$1,089	NA

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$541	$2,348	$—	$210	$198	NA	$151	$23,729
Provision	(92)	515	(845)	202	191	NA	45	2,983
Charge-offs	—	(632)	—	(142)	(601)	NA	(408)	(6,185)
Recoveries	—	165	845	19	411	NA	338	2,499

Ending balance	$449	$2,396	$—	$289	$199	NA	$126	$23,026

NA - Not applicable.

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2015	2014

Loans on nonaccrual status*	$21,712	$23,337
Loans past due 90-days-or-more and still on accrual**	224	322

Total nonperforming loans	21,936	23,659
Other real estate owned	1,220	11,243
Total nonperforming assets	$23,156	$34,902

Credit Quality Ratios:

Nonperforming loans to total loans	0.66%	0.78%
Nonperforming assets to total loans (including OREO)	0.70%	1.14%
Nonperforming assets to total assets	0.55%	0.93%

*Loans on nonaccrual status include impaired loans.

**For all periods presented, loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2015	2014	2015	2014

Residential real estate:
Owner occupied	$13,197	$10,903	$—	$322
Owner occupied - correspondent	—	—	—	—
Non owner occupied	935	2,352	—	—
Commercial real estate	3,941	6,151	224	—
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	1,589	1,990	—	—
Commercial & industrial	194	169	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,793	1,678	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	63	94	—	—
Total	$21,712	$23,337	$224	$322

*For all periods presented, loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Nonaccrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance, primarily retail, homogeneous loans that are individually evaluated for impairment and classified impaired loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. TDRs on nonaccrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

The Bank considers the performance of the loan portfolio and its impact on the Allowance. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2015 and 2014:

	Residential Real Estate				Consumer
		Owner						Purchased
December 31, 2015	Owner	Occupied -	Non Owner	Home	RPG	Credit		Whole	Other
(in thousands)	Occupied	Correspondent	Occupied	Equity	Loans	Cards	Overdrafts	Loans	Consumer

Performing	$1,068,737	$249,344	$115,359	$287,401	$7,204	$11,068	$685	$5,892	$12,516
Nonperforming	13,197	—	935	1,793	—	—	—	—	63

Total	$1,081,934	$249,344	$116,294	$289,194	$7,204	$11,068	$685	$5,892	$12,579

	Residential Real Estate				Consumer
		Owner						Purchased
December 31, 2014	Owner	Occupied -	Non Owner	Home	RPG	Credit		Whole	Other
(in thousands)	Occupied	Correspondent	Occupied	Equity	Loans	Cards	Overdrafts	Loans	Consumer

Performing	$1,107,116	$226,628	$94,140	$244,001	$4,095	$9,573	$1,180	$4,626	$8,800
Nonperforming	11,225	—	2,352	1,678	—	—	—	—	94

Total	$1,118,341	$226,628	$96,492	$245,679	$4,095	$9,573	$1,180	$4,626	$8,894

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2015	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,960	$1,044	$3,878	$6,882	$1,075,052	$1,081,934
Owner occupied - correspondent	—	—	—	—	249,344	249,344
Non owner occupied	14	—	39	53	116,241	116,294
Commercial real estate	178	—	933	1,111	823,776	824,887
Commercial real estate - purchased whole loans	—	—	—	—	35,674	35,674
Construction & land development	—	—	1,500	1,500	65,000	66,500
Commercial & industrial	299	—	—	299	229,422	229,721
Lease financing receivables	—	—	—	—	8,905	8,905
Warehouse lines of credit	—	—	—	—	386,729	386,729
Home equity	206	1	1,186	1,393	287,801	289,194
Consumer:
RPG loans	246	—	—	246	6,958	7,204
Credit cards	10	2	—	12	11,056	11,068
Overdrafts	133	—	—	133	552	685
Purchased whole loans	5	42	—	47	5,845	5,892
Other consumer	37	18	—	55	12,524	12,579

Total	$3,088	$1,107	$7,536	$11,731	$3,314,879	$3,326,610
Delinquency ratio***	0.09%	0.03%	0.23%	0.35%

*All loans past due 90 days-or-more, excluding PCI loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	30 - 59	60 - 89	90 or More
December 31, 2014	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$3,039	$1,329	$3,640	$8,008	$1,110,333	$1,118,341
Owner occupied - correspondent	—	—	—	—	226,628	226,628
Non owner occupied	36	635	105	776	95,716	96,492
Commercial real estate	585	—	2,387	2,972	769,337	772,309
Commercial real estate - purchased whole loans	—	—	—	—	34,898	34,898
Construction & land development	—	—	1,990	1,990	36,490	38,480
Commercial & industrial	211	—	—	211	157,128	157,339
Lease financing receivables	—	—	—	—	2,530	2,530
Warehouse lines of credit	—	—	—	—	319,431	319,431
Home equity	706	158	498	1,362	244,317	245,679
Consumer:
RPG loans	107	34	—	141	3,954	4,095
Credit cards	124	10	—	134	9,439	9,573
Overdrafts	178	—	—	178	1,002	1,180
Purchased whole loans	12	—	—	12	4,614	4,626
Other consumer	38	29	—	67	8,827	8,894

Total	$5,036	$2,195	$8,620	$15,851	$3,024,644	$3,040,495
Delinquency ratio***	0.17%	0.07%	0.28%	0.52%

*All loans past due 90 days-or-more, excluding PCI loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Impaired Loans

Information regarding the Bank’s impaired loans follows:

December 31, (in thousands)	2015	2014	2013

Loans with no allocated allowance for loan losses	$26,143	$32,560	$36,721
Loans with allocated allowance for loan losses	39,980	53,620	71,273

Total impaired loans	$66,123	$86,180	$107,994

Amount of the allowance for loan losses allocated	$5,427	$5,564	$6,674
Average of individually impaired loans during the year	74,482	92,428	110,272
Interest income recognized during impairment	1,882	4,279	3,489
Cash basis interest income recognized	—	—	—

Approximately $7 million and $10 million of impaired loans at December 31, 2015 and, 2014 were PCI loans. Approximately $1 million and $6 million of impaired loans at December 31, 2015 and 2014 were formerly PCI loans which became classified as “impaired” through a post-acquisition troubled debt restructuring.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2015 and 2014:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,820	$—	$78	$339	$—	$159	$196	$—
Collectively evaluated for impairment	4,471	623	878	6,806	36	1,144	1,137	89
PCI loans with post acquisition impairment	10	—	96	491	—	—	122	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,041	$—	$2,351	$12,441	$—	$2,717	$322	$—
Loans collectively evaluated for impairment	1,042,334	249,344	113,158	802,528	35,674	63,750	228,151	8,905
PCI loans with post acquisition impairment	65	—	785	4,806	—	—	1,193	—
PCI loans without post acquisition impairment	494	—	—	5,112	—	33	55	—

Total ending loan balance	$1,081,934	$249,344	$116,294	$824,887	$35,674	$66,500	$229,721	$8,905

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$100	$—	$—	$—	$—	$16	$4,708
Collectively evaluated for impairment	967	2,896	1,699	448	351	392	127	22,064
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	719
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,316	$—	$—	$—	$—	$86	$59,274
Loans collectively evaluated for impairment	386,729	286,878	7,204	11,068	685	5,892	12,493	3,254,793
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,849
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	5,694

Total ending loan balance	$386,729	$289,194	$7,204	$11,068	$685	$5,892	$12,579	$3,326,610

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,251	$—	$101	$913	$—	$187	$302	$—
Collectively evaluated for impairment	5,264	567	672	6,462	34	739	800	25
PCI loans with post acquisition impairment	50	—	64	365	—	—	65	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25

Loans:
Impaired loans individually evaluated, excluding PCI loans	$41,265	$—	$3,388	$22,521	$—	$2,627	$4,319	$—
Loans collectively evaluated for impairment	1,075,871	226,628	91,395	736,965	34,898	35,357	151,776	2,530
PCI loans with post acquisition impairment	725	—	1,554	6,341	—	—	1,158	—
PCI loans without post acquisition impairment	480	—	155	6,482	—	496	86	—

Total ending loan balance	$1,118,341	$226,628	$96,492	$772,309	$34,898	$38,480	$157,339	$2,530

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$225	$—	$—	$—	$—	$40	$5,019
Collectively evaluated for impairment	799	2,505	44	285	382	185	83	18,846
PCI loans with post acquisition impairment	—	—	—	—	—	—	1	545
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$799	$2,730	$44	$285	$382	$185	$124	$24,410

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,220	$—	$—	$—	$—	$52	$76,392
Loans collectively evaluated for impairment	319,431	243,459	4,095	9,573	1,180	4,626	8,829	2,946,613
PCI loans with post acquisition impairment	—	—	—	—	—	—	10	9,788
PCI loans without post acquisition impairment	—	—	—	—	—	—	3	7,702

Total ending loan balance	$319,431	$245,679	$4,095	$9,573	$1,180	$4,626	$8,894	$3,040,495

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2015, 2014 and 2013. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

	As of			Twelve Months Ended
	December 31, 2015			December 31, 2015
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$14,287	$13,256	$—	$10,907	$100	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,978	1,928	—	2,234	31	—
Commercial real estate	7,406	6,743	—	9,653	170	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,067	2,067	—	2,096	19	—
Commercial & industrial	18	18	—	1,682	3	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	2,263	2,087	—	2,222	23	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	44	44	—	32	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	25,896	25,850	3,830	28,917	885	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,231	1,208	174	2,004	60	—
Commercial real estate	10,546	10,504	830	11,378	469	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	650	650	159	664	36	—
Commercial & industrial	1,497	1,497	318	2,351	81	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	258	229	100	292	4	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	42	42	16	50	1	—
Total impaired loans	$68,183	$66,123	$5,427	$74,482	$1,882	$—

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	As of			Twelve Months Ended
	December 31, 2014			December 31, 2014
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$6,598	$6,196	$—	$6,745	$351	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,368	2,215	—	1,758	130	—
Commercial real estate	17,282	16,248	—	16,809	912	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,144	2,144	—	2,118	165	—
Commercial & industrial	3,943	3,943	—	4,047	252	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,969	1,814	—	1,839	105	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	36,361	35,794	3,301	35,121	1,350	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,755	2,727	165	4,685	172	—
Commercial real estate	12,653	12,614	1,278	16,722	672	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	483	483	187	498	26	—
Commercial & industrial	1,534	1,534	367	1,495	115	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	452	406	225	518	25	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	62	62	41	73	4	—
Total impaired loans	$88,604	$86,180	$5,564	$92,428	$4,279	$—

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	As of			Twelve Months Ended
	December 31, 2013			December 31, 2013
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$7,136	$6,569	$—	$8,977	$120	$—
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA
Non owner occupied	1,498	1,256	—	1,520	13	—
Commercial real estate	21,886	20,953	—	21,218	693	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,087	2,087	—	2,150	103	—
Commercial & industrial	4,367	4,258	—	3,577	258	—
Lease financing receivables	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,695	1,577	—	1,982	43	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	NA	NA	NA	NA	NA	NA
Other consumer	18	18	—	138	1	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	34,393	34,097	3,657	34,154	939	—
Owner occupied - correspondent	NA	NA	NA	NA	NA	NA
Non owner occupied	6,789	6,789	351	5,104	248	—
Commercial real estate	27,080	27,078	1,835	25,724	1,017	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	674	674	156	2,048	38	—
Commercial & industrial	1,872	1,872	428	2,593	11	—
Lease financing receivables	NA	NA	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	688	687	203	999	5	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	NA	NA	NA	NA	NA	NA
Other consumer	79	79	44	88	—	—
	$110,262	$107,994	$6,674	$110,272	$3,489	$—

NA - Not applicable

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

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

Nonaccrual loans modified as TDRs typically remain on non-accrual status and continue to be reported as non-performing loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2015 and 2014, $12 million and $14 million of TDRs were on non-accrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	74	$7,365	233	$27,844	307	$35,209
Commercial real estate	9	3,324	17	8,008	26	11,332
Construction & land development	2	1,589	6	1,128	8	2,717
Commercial & industrial	1	194	5	128	6	322

Total troubled debt restructurings	86	$12,472	261	$37,108	347	$49,580

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	74	$7,166	250	$31,966	324	$39,132
Commercial real estate	8	5,030	30	14,502	38	19,532
Construction & land development	2	1,990	6	637	8	2,627
Commercial & industrial	—	—	8	3,975	8	3,975

Total troubled debt restructurings	84	$14,186	294	$51,080	378	$65,266

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2015 and 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$631	—	$—	2	$631
Rate reduction	183	24,734	46	5,650	229	30,384
Principal deferral	9	789	7	771	16	1,560
Legal modification	30	1,226	30	1,408	60	2,634
Total residential TDRs	224	27,380	83	7,829	307	35,209

Commercial related and construction/land development loans:
Interest only payments	6	1,517	1	481	7	1,998
Rate reduction	10	5,021	3	727	13	5,748
Principal deferral	12	2,726	8	3,899	20	6,625
Total commercial TDRs	28	9,264	12	5,107	40	14,371
Total troubled debt restructurings	252	$36,644	95	$12,936	347	$49,580

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$218	4	$389	6	$607
Rate reduction	173	25,080	61	7,376	234	32,456
Principal deferral	12	1,408	5	349	17	1,757
Legal modification	33	2,675	34	1,637	67	4,312
Total residential TDRs	220	29,381	104	9,751	324	39,132

Commercial related and construction/land development loans:
Interest only payments
Rate reduction	10	4,170	2	926	12	5,096
Principal deferral	19	9,043	3	1,915	22	10,958
Legal modification	14	5,820	6	4,260	20	10,080
Total commercial TDRs	43	19,033	11	7,101	54	26,134
Total troubled debt restructurings	263	$48,414	115	$16,852	378	$65,266

As of December 31, 2015 and 2014,  74% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2015 and 2014. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2015 and 2014.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2015, 2014 and 2013 that were modified during the years ended December 31, 2015, 2014 and 2013 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$617	—	$—	1	$617
Rate reduction	17	2,148	5	519	22	2,667
Principal deferral	—	—	2	43	2	43
Legal modification	3	153	4	162	7	315
Total residential TDRs	21	2,918	11	724	32	3,642

Commercial related and construction/land development loans:
Interest only payments	3	465	—	—	3	465
Rate reduction	1	815	—	—	1	815
Principal deferral	4	716	4	1,898	8	2,614
Total commercial TDRs	8	1,996	4	1,898	12	3,894
Total troubled debt restructurings	29	$4,914	15	$2,622	44	$7,536

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	4	$389	4	$389
Rate reduction	21	2,274	11	1,773	32	4,047
Principal deferral	5	820	1	28	6	848
Legal modification	20	1,846	15	559	35	2,405
Total residential TDRs	46	4,940	31	2,749	77	7,689

Commercial related and construction/land development loans:
Interest only payments	4	1,185	2	385	6	1,570
Rate reduction	9	4,411	2	584	11	4,995
Principal deferral	7	1,102	2	1,726	9	2,828
Total commercial TDRs	20	6,698	6	2,695	26	9,393
Total troubled debt restructurings	66	$11,638	37	$5,444	103	$17,082

The tables above are inclusive of loans which were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2013 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$164	1	$164
Rate reduction	37	6,605	6	935	43	7,540
Principal deferral	6	95	2	157	8	252
Legal modification	19	793	21	950	40	1,743
Total residential TDRs	62	7,493	30	2,206	92	9,699

Commercial related and construction/land development loans:
Interest only payments	6	3,095	1	143	7	3,238
Rate reduction	3	437	1	184	4	621
Principal deferral	7	3,315	1	—	8	3,315
Legal modification	—	—	—	168	—	168
Total commercial TDRs	16	6,847	3	495	19	7,342
Total troubled debt restructurings	78	$14,340	33	$2,701	111	$17,041

The table above is inclusive of loans which were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

As of December 31, 2015, 2014 and 2013, 65%, 68% and 84% of the Bank’s TDRs that occurred during the years ended December 31, 2015, 2014 and 2013 were performing according to their modified terms. The Bank provided approximately $300,000, $1 million and $1 million in specific reserve allocations to clients whose loan terms were modified in TDRs during 2015, 2014 and 2013.

There was no significant change between the pre and post modification loan balances at December 31, 2015, 2014 and 2013.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables present loans by class modified as troubled debt restructurings within the previous twelve months of December 31, 2015, 2014 and 2013 and for which there was a payment default during 2015, 2014 and 2013:

	2015		2014		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	12	$724	10	$1,894	29	$2,252
Owner occupied - correspondent	—	—	—	—	NA	NA
Non owner occupied	—	—	6	580	—	—
Commercial real estate	2	1,704	7	3,429	2	352
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	—	—	1	101	—	—
Commercial & industrial	1	194	1	207	1	143
Lease financing receivables	—	—	—	—	NA	NA
Warehouse lines of credit	—	—	—	—	—	—
Home equity	—	—	—	—	1	10
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	15	$2,622	25	$6,211	33	$2,757

NA - Not applicable.

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Foreclosures

The following table presents the carrying amount of foreclosed properties held at December 31, 2015 and 2014 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2015	2014

Residential real estate	$478	$3,209
Commercial real estate	442	3,324
Construction & land development	300	4,710

Total other real estate owned	$1,220	$11,243

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2015 and 2014:

December 31, (in thousands)	2015	2014

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$4,602	$2,466

5.FAIR VALUE

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

Except for the Bank’s mutual fund investment, its private label mortgage backed security and its trust preferred security, the fair value of securities available for sale is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The Company’s trust preferred security is also considered highly illiquid and also valued using Level 3 inputs. The Company acquired the security in November 2015 and considered the acquisition price to still approximate market value at December 31, 2015, as there has been no meaningful market activity or events that management believes changed the investment’s value subsequent to acquisition.

Mortgage loans held for sale: The fair value of mortgage loans held for sale is determined using quoted secondary market prices. Mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Mortgage Banking derivatives: Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contracts”) and interest rate lock loan commitments. The fair value of the Bank’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

5.FAIR VALUE (continued)

Impaired loans: Collateral dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals or broker price opinions (“BPOs”). These appraisals or BPOs may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the process by the independent experts to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Other real estate owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals or BPOs. These appraisals or BPOs may utilize a single approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the process by the independent experts to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual grouping does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at December 31, 2015 and 2014.

5.FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$286,479	$—	$286,479
Private label mortgage backed security	—	—	5,132	5,132
Mortgage backed securities - residential	—	92,268	—	92,268
Collateralized mortgage obligations	—	113,668	—	113,668
Freddie Mac preferred stock	—	173	—	173
Mutual fund	1,011	—	—	1,011
Corporate bonds	—	14,922	—	14,922
Trust preferred security	—	—	3,405	3,405
Total securities available for sale	$1,011	$507,510	$8,537	$517,058

Mortgage loans held for sale	$—	$4,083	$—	$4,083
Rate lock commitments	—	306	—	306
Interest rate swap agreements	—	400	—	400

Financial liabilities:
Mandatory forward contracts	—	25	—	25
Interest rate swap agreements	—	1,000	—	1,000

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$146,922	$—	$146,922
Private label mortgage backed security	—	—	5,250	5,250
Mortgage backed securities - residential	—	124,256	—	124,256
Collateralized mortgage obligations	—	143,171	—	143,171
Freddie Mac preferred stock	—	231	—	231
Mutual fund	1,018	—	—	1,018
Corporate bonds	—	15,063	—	15,063
Total securities available for sale	$1,018	$429,643	$5,250	$435,911

Mortgage loans held for sale	$—	$6,388	$—	$6,388
Rate lock commitments	—	250	—	250

Financial liabilities:
Mandatory forward contracts	—	33	—	33
Interest rate swap agreements	—	488	—	488

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2015 and 2014.

5.FAIR VALUE (continued)

The table below presents a reconciliation of the Bank’s Private Label Mortgage Backed Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2015, 2014 and 2013:

Private Label Mortgage Backed Security

Years Ended December 31, (in thousands)	2015	2014	2013

Balance, beginning of year	$5,250	$5,485	$5,687
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	(125)	475	742
Recovery of actual losses previously recorded	35	141	201
Principal paydowns	(28)	(851)	(1,145)
Balance, end of year	$5,132	$5,250	$5,485

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

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2015 and 2014:

	Fair	Valuation
December 31, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,132	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(2) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2014 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,250	Discounted cash flow	(1) Constant prepayment rate	0.5% - 6.5%

			(2) Probability of default	3.0% - 6.2%

			(2) Loss severity	60% - 75%

5.FAIR VALUE (continued)

Trust Preferred Security

The Company invested in its Trust Preferred Security during 2015. The table below presents a reconciliation of the Company’s Trust Preferred Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2015:

Year Ended December 31, (in thousands)	2015

Balance, beginning of year	$—
Purchases, net of accretion recognized	3,405
Balance, end of year	$3,405

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2015	2014

Aggregate fair value	$4,083	$6,388
Contractual balance	3,993	6,265
Unrealized gain	90	123

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2015, 2014 and 2013 are presented in the following table:

Years Ended December 31, (in thousands)	2015	2014	2013

Interest income	$219	$183	$471
Change in fair value	(33)	34	(488)
Total included in earnings	$186	$217	$(17)

5.FAIR VALUE (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,631	$3,631
Non owner occupied	—	—	689	689
Commercial real estate	—	—	3,443	3,443
Home equity	—	—	1,245	1,245
Total impaired loans*	$—	$—	$9,008	$9,008

Other real estate owned:
Residential real estate	$—	$—	$128	$128
Commercial real estate	—	—	442	442
Construction & land development	—	—	300	300
Total other real estate owned	$—	$—	$870	$870

Premises, held for sale	$—	$—	$1,185	$1,185

	Fair Value Measurements at
	December 31, 2014 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$1,678	$1,678
Non owner occupied	—	—	702	702
Commercial real estate	—	—	6,122	6,122
Home equity	—	—	1,346	1,346
Total impaired loans*	$—	$—	$9,848	$9,848

Other real estate owned:
Residential real estate	$—	$—	$1,916	$1,916
Commercial real estate	—	—	2,845	2,845
Construction & land development	—	—	4,427	4,427
Total other real estate owned	$—	$—	$9,188	$9,188

Premises, held for sale	$—	$—	$1,317	$1,317

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

5.FAIR VALUE (continued)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,631	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (7%)

Impaired loans - residential real estate non owner occupied	$689	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 1% (1%)

Impaired loans - commercial real estate	$1,839	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (19%)

Impaired loans - commercial real estate	$1,604	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$1,245	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (20%)

Other real estate owned - residential real estate	$128	Sales comparison approach	Adjustments determined for differences between comparable sales	18% (18%)

Other real estate owned - commercial real estate	$442	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 23% (13%)

Other real estate owned - construction & land development	$300	Sales comparison approach	Adjustments determined for differences between comparable sales	49% (49%)

Premises, held for sale	$1,185	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

5.FAIR VALUE (continued)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2014 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$1,678	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (7%)

Impaired loans - residential real estate non owner occupied	$702	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 33% (18%)

Impaired loans - commercial real estate	$2,615	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 9% (2%)

Impaired loans - commercial real estate	$3,507	Income approach	Adjustments for differences between net operating income expectations	3% - 37% (22%)

Impaired loans - home equity	$1,346	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 35% (12%)

Other real estate owned - residential real estate	$1,916	Sales comparison approach	Adjustments determined for differences between comparable sales	9% - 23% (19%)

Other real estate owned - commercial real estate	$1,378	Sales comparison approach	Adjustments determined for differences between comparable sales	11% - 14% (13%)

Other real estate owned - commercial real estate	$1,467	Income approach	Adjustments for differences between net operating income expectations	19% (19%)

Other real estate owned - construction & land development	$2,000	Sales comparison approach	Adjustments determined for differences between comparable sales	13% - 70% (38%)

Other real estate owned - construction & land development	$2,427	Income approach	Adjustments for differences between net operating income expectations	8% - 9% (8%)

Premises, held for sale	$1,317	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

5.FAIR VALUE (continued)

Impaired Loans

Collateral dependent impaired loans are generally measured for impairment using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals or BPOs on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the valuation amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal or BPO is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old valuation to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Impaired collateral dependent loans are as follows:

December 31, (in thousands)	2015	2014

Carrying amount of loans measured at fair value	$8,162	$8,343
Estimated selling costs considered in carrying amount	946	1,505
Valuation allowance	(100)	—
Total fair value	$9,008	$9,848

Years Ended December 31, (in thousands)	2015	2014	2013

Provisions for loss on collateral dependent impaired loans	$88	$729	$1,295

Other Real Estate Owned

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals or BPOs using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. All of the Bank’s individual other real estate owned properties were carried at the lower of their fair value or cost at December 31, 2015 and 2014.

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2015	2014	2013

Other real estate carried at fair value	$870	$9,188	$8,418
Other real estate carried at cost	350	2,055	8,684
Total carrying value of other real estate owned	$1,220	$11,243	$17,102
Other real estate owned write-downs during the year	$1,257	$3,101	$1,824

5.FAIR VALUE (continued)

Premises, Held for Sale

The Company closed its Hudson, Florida banking center in January 2015. The Hudson premises were held for sale at December 31, 2015 and 2014 and carried at $1 million, its fair value less estimated selling costs. The Hudson premises were written down $132,000 during 2015, with no similar write-downs for 2014. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

Mortgage Servicing Rights

MSRs are carried at lower of cost or fair value with fair value determined by MSR tranche. There were no tranches carried at fair value at December 31, 2015, 2014 and 2013.

5.FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 and 2014 are as follows:

		Fair Value Measurements at
		December 31, 2015:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$210,082	$210,082	$—	$—	$210,082
Securities available for sale	517,058	1,011	507,510	8,537	517,058
Securities held to maturity	38,727	—	39,196	—	39,196
Mortgage loans held for sale	4,083	—	4,083	—	4,083
Other loans held for sale	514	—	514	—	514
Loans, net	3,299,119	—	—	3,332,608	3,332,608
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,233	—	9,233	—	9,233

Liabilities:
Non interest-bearing deposits	634,863	—	634,863	—	634,863
Transaction deposits	1,601,647	—	1,601,647	—	1,601,647
Time deposits	250,967	—	250,882	—	250,882
Securities sold under agreements to repurchase and other short-term borrowings	395,433	—	395,433	—	395,433
Federal Home Loan Bank advances	699,500	—	708,722	—	708,722
Subordinated note	41,240	—	33,358	—	33,358
Accrued interest payable	1,229	—	1,229	—	1,229

NA - Not applicable

		Fair Value Measurements at
		December 31, 2014:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$72,878	$72,878	$—	$—	$72,878
Securities available for sale	435,911	1,018	429,643	5,250	435,911
Securities held to maturity	45,437	—	45,807	—	45,807
Mortgage loans held for sale	6,388	—	6,388	—	6,388
Loans, net	3,016,085	—	—	3,045,443	3,045,443
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	8,807	—	8,807	—	8,807

Liabilities:
Non interest-bearing deposits	502,569	—	502,569	—	502,569
Transaction deposits	1,290,400	—	1,290,400	—	1,290,400
Time deposits	265,213	—	265,858	—	265,858
Securities sold under agreements to repurchase and other short-term borrowings	356,108	—	356,108	—	356,108
Federal Home Loan Bank advances	707,500	—	721,346	—	721,346
Subordinated note	41,240	—	41,198	—	41,198
Accrued interest payable	1,262	—	1,262	—	1,262

NA - Not applicable

5.FAIR VALUE (continued)

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

Other loans held for sale – Other loans held for sale constitute short-term consumer loans generally sold within two business days of origination. The carrying amounts of these loans, due to their short-term nature, approximate fair value and result in a Level 2 classification.

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

Subordinated note — The fair value for the subordinated note is calculated using discounted cash flows based upon current market spreads to London Interbank Borrowing Rate (“LIBOR”) for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

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

6.MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Balance, beginning of year	$6,388	$3,506	$10,614
Origination of mortgage loans held for sale	160,989	82,457	291,155
Proceeds from the sale of mortgage loans held for sale	(167,209)	(82,015)	(305,242)
Net gain on sale of mortgage loans held for sale	3,915	2,440	6,979
Balance, end of year	$4,083	$6,388	$3,506

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily FHLMC, totaling $883 million and $875 million at December 31, 2015 and 2014. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $6 million and $7 million at December 31, 2015 and 2014.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2015	2014	2013

Net gain realized on sale of mortgage loans held for sale	$3,882	$2,278	$8,258
Net change in fair value recognized on loans held for sale	(33)	34	(488)
Net change in fair value recognized on rate lock commitments	57	173	(756)
Net change in fair value recognized on forward contracts	9	(45)	(35)
Net gain recognized	3,915	2,440	6,979

Loan servicing income	1,896	1,752	2,107
Amortization of mortgage servicing rights	(1,400)	(1,330)	(2,173)
Change in mortgage servicing rights valuation allowance	—	—	345
Net servicing income recognized	496	422	279
Total Mortgage Banking income	$4,411	$2,862	$7,258

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Balance, beginning of year	$4,813	$5,409	$4,777
Additions	1,499	734	2,460
Amortized to expense	(1,400)	(1,330)	(2,173)
Change in valuation allowance	—	—	345
Balance, end of year	$4,912	$4,813	$5,409

6.MORTGAGE BANKING ACTIVITIES (continued)

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Balance, beginning of year	$—	$—	$(345)
Additions	—	—	—
Reductions credited to operations	—	—	345
Balance, end of year	$—	$—	$—

Other information relating to mortgage servicing rights follows:

December 31, (dollars in thousands)	2015	2014

Fair value of mortgage servicing rights portfolio	$7,242	$6,651
Monthly prepayment rate of unpaid principal balance*	105% - 369%	95% - 462%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	6.38	5.70

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of the impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2016	$938
2017	933
2018	922
2019	832
2020	570
2021	487
2022	230
Total	$4,912

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

6.MORTGAGE BANKING ACTIVITIES (continued)

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2015		2014
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$3,993	$4,083	$6,265	$6,388

Included in other assets:
Rate lock loan commitments	$21,580	$306	$12,866	$250

Included in other liabilities:
Mandatory forward contracts	$19,232	$25	$13,181	$33

7.INTEREST RATE SWAPS

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

7.INTEREST RATE SWAPS (continued)

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2015 and 2014:

					December 31, 2015		December 31, 2014
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(289)	$(188)	$(232)	$(150)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(311)	(202)	(256)	(166)
	$20,000				$(600)	$(390)	$(488)	$(316)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2015 and 2014:

Years Ended December 31, (in thousands)	2015	2014	2013

Interest rate swap on money market deposits	$198	$201	$16
Interest rate swap on FHLB advance	204	223	7
Total interest expense on swap transactions	$402	$424	$23

The following tables present the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the years ended December 31, 2015 and 2014:

Years Ended December 31, (in thousands)	2015	2014	2013

Gains (losses) recognized in OCI on derivative (effective portion)	$(514)	$(1,082)	$147

Losses reclassified from OCI on derivative (effective portion)	$(402)	$(424)	$(23)

Gains (losses) recognized in income on derivative (ineffective portion)	$—	$—	$—

The estimated net amount of the existing losses that are reported in accumulated OCI at December 31, 2015 that is expected to be reclassified into earnings within the next twelve months is $308,000.

Non-hedge Interest Rate Swaps

The Bank enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Bank enters into offsetting positions with institutional swap dealers in order to minimize the Bank’s interest rate risk. These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

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

7.INTEREST RATE SWAPS (continued)

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2015 and 2014 is included in the following table:

		2015		2014
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$25,927	$400	$—	$—
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/ receive variable	25,927	(400)	—	—
Total		$51,854	—	$—	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with non-client counterparties when such net loss positions exceed $250,000. The fair value of investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.5 million and $734,000 at December 31, 2015 and 2014.

8.PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2015	2014

Land	$3,055	$3,477
Buildings and improvements	24,262	27,112
Furniture, fixtures and equipment	34,066	36,478
Leasehold improvements	15,830	15,586
Construction in progress	—	272
Total premises and equipment	77,213	82,925
Less: Accumulated depreciation and amortization	47,292	49,938
Premises and equipment, net	$29,921	$32,987

The Company closed its Hudson, Florida banking center in January 2015. As of December 31, 2015, the Hudson banking center was held for sale at fair value, or $1 million.

In July 2015, the Company sold its banking center in Elizabethtown, Kentucky and recognized a $28,000 gain on the transaction. The premises of the banking center were carried at approximately $1 million, which equated to the total cost of the premises less accumulated depreciation.

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Depreciation expense	$6,742	$6,363	$5,311

9.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Beginning of year	$10,168	$10,168	$10,168
Acquired goodwill	—	—	—
Impairment	—	—	—
End of year	$10,168	$10,168	$10,168

The goodwill balance relates entirely to the Company’s Core Banking operations. The Bank did not record any goodwill associated with its 2012 FDIC-assisted acquisitions.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2015 and 2014, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test as of December 31, 2015,  2014 and 2013.

All of the Company’s core deposit intangibles were fully amortized as of December 31, 2013. Aggregate core deposit intangible amortization expense follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Core deposit amortization expense	$—	$—	$510

10.DEPOSITS

Ending deposit balances at December 31, 2015 and 2014 were as follows:

December 31, (in thousands)	2015	2014

Demand	$783,054	$691,787
Money market accounts	501,059	471,339
Brokered money market accounts	200,126	35,649
Savings	117,408	91,625
Individual retirement accounts*	36,016	28,771
Time deposits, $250 and over*	42,775	56,556
Other certificates of deposit*	127,878	104,010
Brokered certificates of deposit*	44,298	75,876

Total interest-bearing deposits	1,852,614	1,555,613
Total non interest-bearing deposits	634,863	502,569

Total deposits	$2,487,477	$2,058,182

*Represents a time deposit.

10.DEPOSITS (continued)

Time deposits at or above the FDIC insured limit of $250,000 are presented in the table below:

December 31, (in thousands)	2015	2014

Time deposits of $250 or more	$42,775	$56,556

At December 31, 2015, the scheduled maturities and weight average rate of all time deposits, including brokered certificates of deposit, were as follows:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2016	$119,302	0.54%
2017	27,097	0.77%
2018	30,108	1.44%
2019	35,728	1.92%
2020	38,732	1.86%
Thereafter	—	—%
Total	$250,967	1.07%

11.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

At December 31, 2015 and 2014, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2015	2014

Outstanding balance at end of year	$395,433	$356,108
Weighted average interest rate at year end	0.02%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$244,707	$121,378
Mortgage backed securities - residential	82,666	105,144
Collateralized mortgage obligations	130,821	151,956
Total securities pledged	$458,194	$378,478

Years Ended December 31, (dollars in thousands)	2015	2014	2013

Average outstanding balance during the year	$379,477	$296,196	$170,386
Average interest rate during the year	0.02%	0.04%	0.04%
Maximum outstanding at any month end during the year	$442,981	$408,891	$242,721

12.FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2015 and 2014, FHLB advances were as follows:

December 31, (in thousands)	2015	2014

Overnight advances	$150,000	$198,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 20, 2016	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.68% due through 2023	439,500	399,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017(1)	100,000	100,000
Total FHLB advances	$699,500	$707,500

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

12.FEDERAL HOME LOAN BANK ADVANCES (continued)

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2015 and 2014, Republic had available collateral to borrow an additional $567 million and $452 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $170 million available through various other financial institutions as of December 31, 2015 and 2014.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

		Weighted
		Average
Year (dollars in thousands)		Rate

2016 (Overnight)	$150,000	0.35%
2016	92,000	1.64%
2017	145,000	3.44%
2018	117,500	1.53%
2019	100,000	1.80%
2020	65,000	1.78%
2021	20,000	1.86%
Thereafter	10,000	2.14%
Total	$699,500	1.77%

Due to their nature, the Bank considers average balance information more meaningful than period end balances for its overnight borrowings from the FHLB. Information regarding short-term overnight FHLB advances follows:

December 31, (dollars in thousands)	2015	2014

Outstanding balance at end of year	$150,000	$198,000
Weighted average interest rate at end of year	0.35%	0.14%

Years Ended December 31, (dollars in thousands)	2015	2014	2013

Average outstanding balance during the year	$63,327	$15,756	$—
Average interest rate during the year	0.17%	0.20%	—%
Maximum outstanding at any month end during the year	$387,000	$198,000	$—

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (dollars in thousands)	2015	2014

First lien, single family residential real estate	$1,346,663	$1,333,811
Home equity lines of credit	272,863	103,064
Multi-family commercial real estate	10,227	12,682

13.SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR +  1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on October 1, 2015 or January 1, 2016, and carried the note at a cost of LIBOR + 1.42% at December 31, 2015.

14.INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Current expense:
Federal	$18,108	$22,143	$20,668
State	1,125	2,469	2,167

Deferred expense:
Federal	(1,262)	(8,637)	(7,395)
State	107	(447)	(365)
Total	$18,078	$15,528	$15,075

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2015	2014	2013

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
State taxes, net of federal benefit	1.50%	2.96%	2.89%
General business tax credits	(0.43)%	(0.67)%	(0.73)%
Nontaxable income	(2.68)%	(2.80)%	(1.63)%
Other, net	0.56%	0.55%	1.69%
Effective tax rate	33.95%	35.04%	37.22%

14.INCOME TAXES (continued)

Year-end deferred tax assets and liabilities were due to the following:

December 31, (in thousands)	2015	2014

Deferred tax assets:
Allowance for loan and lease losses	$9,595	$8,439
Accrued expenses	3,913	3,109
Net operating loss carryforward*	1,574	1,532
Depreciation	1,289	1,342
Other-than-temporary impairment	750	754
Partnership losses	842	602
OREO writedowns	20	1,386
Fair value of cash flow hedges	210	170
Other	2,061	2,051
Total deferred tax assets	20,254	19,385

Deferred tax liabilities:
Unrealized investment securities gains	(1,314)	(2,494)
Federal Home Loan Bank dividends	(4,315)	(4,341)
Deferred loan fees	(317)	(573)
Mortgage servicing rights	(1,781)	(1,755)
Bargain purchase gain	(552)	(741)
New market tax credits	(707)	(823)
Other	(374)	(288)
Total deferred tax liabilities	(9,360)	(11,015)

Less: Valuation allowance	(1,564)	(1,415)
Net deferred tax asset	$9,330	$6,955

*The Company has a Kentucky net operating loss carry forward of $25 million which began to expire in 2012. The Company maintains a valuation allowance, as it does not anticipate generating taxable income in Kentucky to utilize these carryforwards prior to expiration.

14.INCOME TAXES (continued)

Unrecognized Tax Benefits

The Company has not filed tax returns in certain jurisdictions where it has conducted limited lending activity but had no offices; therefore, the Company is open to examination for all years in which the lending activity has occurred. The Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and recognized a liability for the amount of tax which would be due to those jurisdictions should it be determined that income tax filings were required. It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Balance, beginning of year	$1,977	$1,381	$595
Additions based on tax related to the current year	109	81	39
Additions for tax positions of prior years	15	750	783
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(301)	(235)	(36)
Settlements	—	—	—
Balance, end of year	$1,800	$1,977	$1,381

Of the 2015 total, $1.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2015 and 2014 and accrued on the balance sheets as of December 31, 2015 and 2014 are presented below:

Years Ended December 31, (in thousands)	2015	2014	2013

Interest and penalties recorded in the income statement	$19	$260	$401
Interest and penalties accrued on balance sheet	847	827	567

The Company files income tax returns in the U.S. federal jurisdiction.   The Company is currently under IRS examination of its 2013 corporate income tax return.  Management does not expect that the results of the examination will have a material effect on the Company's financial condition.  While management believes tax positions are appropriate, the IRS could challenge the Company's positions as a part of this examination.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2011.

15.EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2015	2014	2013

Net income	$35,166	$28,787	$25,423

Weighted average shares outstanding	20,861	20,804	20,807
Effect of dilutive securities	81	95	97
Average shares outstanding including dilutive securities	20,942	20,899	20,904

Basic earnings per share:
Class A Common Stock	$1.70	$1.39	$1.23
Class B Common Stock	$1.55	$1.32	$1.17

Diluted earnings per share:
Class A Common Stock	$1.70	$1.38	$1.22
Class B Common Stock	$1.54	$1.32	$1.16

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

December 31,	2015	2014	2013

Antidilutive stock options	318,400	16,250	18,000
Average antidilutive stock options	216,621	15,419	15,667

16.STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2015, the Bank could, without prior approval, declare dividends of approximately $43 million.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015 and 2014, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

16.STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015

Total capital to risk weighted assets
Republic Bancorp, Inc.	$631,820	20.58%	$245,556	8.00%	NA	NA
Republic Bank & Trust Company	494,575	16.12	245,426	8.00	$306,782	10.00%

Common equity tier 1 capital to risk weighted assets
Republic Bancorp, Inc.	564,329	18.39	138,125	4.50	NA	NA
Republic Bank & Trust Company	467,084	15.23	138,052	4.50	199,408	6.50

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	604,329	19.69	184,167	6.00	NA	NA
Republic Bank & Trust Company	467,084	15.23	184,069	6.00	245,426	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	604,329	14.82	163,114	4.00	NA	NA
Republic Bank & Trust Company	467,084	11.46	163,018	4.00	203,772	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014

Total capital to risk weighted assets
Republic Bancorp, Inc.	$608,658	22.17%	$219,654	8.00%	NA	NA
Republic Bank & Trust Company	472,357	17.21	219,526	8.00	$274,408	10.00%

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	NA	NA	NA	NA	NA	NA
Republic Bank & Trust Company	NA	NA	NA	NA	NA	NA

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	584,248	21.28	109,827	4.00	NA	NA
Republic Bank & Trust Company	447,947	16.32	109,763	4.00	164,645	6.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	584,248	15.92	146,765	4.00	NA	NA
Republic Bank & Trust Company	447,947	12.21	146,698	4.00	183,372	5.00

NA - Not applicable.

17.STOCK PLANS AND STOCK BASED COMPENSATION

On January 15, 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which became effective April 23, 2015 when the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaced the Company’s 2005 Stock Incentive Plan, which expired on March 15, 2015.

The number of authorized shares under the 2015 Plan was fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options and restricted stock awards generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.

All shares issued under the above mentioned plans through December 31, 2015 were from authorized and reserved unissued shares. The Company has a sufficient number of authorized and reserved unissued shares to satisfy all anticipated option exercises. There are no Class B stock options outstanding or available for exercise under the Company’s plans.

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2015	2014	2013

Risk-free interest rate	1.54%	2.11%	0.80%
Expected dividend yield	3.06%	3.18%	2.95%
Expected stock price volatility	22.66%	30.20%	31.95%
Expected life of options (in years)	5	6	6
Estimated fair value per share	$3.58	$5.16	$5.21

17.STOCK PLANS AND STOCK BASED COMPENSATION (continued)

The following table summarizes stock option activity from January 1, 2014 through December 31, 2015:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2014	327,500	$20.03
Granted	1,000	23.50
Exercised	(90,500)	19.78
Forfeited or expired	(83,000)	20.09
Outstanding, December 31, 2014	155,000	$20.15	1.14	$710,000

Outstanding, January 1, 2015	155,000	$20.15
Granted	323,400	24.51
Exercised	(97,750)	19.77
Forfeited or expired	(57,250)	21.43
Outstanding, December 31, 2015	323,400	$24.40	4.70	650,000

Fully vested and expected to vest	323,400	$24.40	4.70	$650,000
Exercisable (vested) at December 31, 2015	4,000	$20.12	0.16	$25,000

Information related to the stock option plan during each year follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Intrinsic value of options exercised	$581	$356	$131
Cash received from options exercised, net of shares redeemed	1,136	1,103	467
Total fair value of options granted	1,159	5	31

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2015	2014

Outstanding loans	$660	$471

17.STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Restricted stock awards generally become fully vested at the end of five to six years of continued employment.

The following table summarizes restricted stock activity from January 1, 2014 through December 31, 2015:

		Weighted-average
	Restricted	grant date fair
	Stock Awards	value per share
Outstanding, January 1, 2014	87,000	$19.85
Granted	—	—
Forfeited	(1,500)	19.85
Earned and issued	(5,000)	19.85
Outstanding, December 31, 2014	80,500	$19.85

Outstanding, January 1, 2015	80,500	$19.85
Granted	2,500	25.19
Forfeited	(4,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2015	79,000	$20.02

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally five to six years.

The Company recorded expense related to stock options and restricted stock awards for years ended December 31, 2015, 2014 and 2013 as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Stock option expense	$169	$53	$205
Restricted stock award expense	$253	$405	$298

Unrecognized stock option and restricted stock award expense related to unvested options and awards (net of estimated forfeitures) are estimated as follows:

	Restricted
(in thousands)	Stock Awards	Options	Total

2016	$290	$264	$554
2017	265	261	526
2018	123	259	382
2019	12	144	156
2020	8	30	38
2021	2	—	2
Total	$700	$958	$1,658

17.STOCK PLANS AND STOCK BASED COMPENSATION (continued)

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average Market		Average Market		Average Market
	Shares	Price at Date of	Shares	Price at Date of	Shares	Price at Date of
Years ended December 31,	Deferred	Deferral	Deferred	Deferral	Deferred	Deferral

Balance, beginning of year	$58,604	$21.56	53,136	$21.23	50,414	$20.64
Awarded	8,586	25.24	7,783	23.61	7,768	24.32
Released	(4,937)	21.00	(2,315)	20.76	(5,046)	20.16
Balance, end of year	62,253	22.12	58,604	21.56	53,136	21.23

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Director deferred compensation expense	$223	$187	$193

18.BENEFIT PLANS

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

Republic also contributes bonus contributions in addition to the aforementioned matching contributions if the Company achieves certain operating goals. Normal and bonus contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Employer matching contributions	$1,517	$1,419	$1,576
Discretionary employer bonus matching contributions	$—	$—	$—

19.TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and President are partners. Rent expense under these leases was as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Rent expense under leases from related parties	$3,706	$3,646	$3,372

Total minimum lease commitments under non-cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2016	$3,465	2,221	5,686
2017	3,506	2,131	5,637
2018	2,949	1,874	4,823
2019	2,165	1,367	3,532
2020	1,945	1,140	3,085
Thereafter	2,630	4,292	6,922
Total	$16,660	$13,025	$29,685

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to the Company. Fees paid by the Company totaled $15,000,  $16,000 and $14,000 for years ended December 31, 2015, 2014 and 2013.

A director of Republic Bancorp, Inc. is designated as a staff attorney with a local law firm. While this director has an arrangement where a percentage of revenues paid to the law firm by certain clients is remitted to him, fees paid to the law firm by the Company are not included in this arrangement. Fees paid by the Company to this law firm totaled $183,000,  $160,000 and $1 million in 2015, 2014 and 2013.

A director of the Bank is an executive of two consulting firms and a local chamber of commerce. Fees paid by the Company to these entities totaled $101,000,  $66,000 and $101,000 in 2015, 2014 and 2013.

A director of the Bank is a partner of an accounting firm that received fees from the Company of $2,000,  $9,000 and $9,000 in 2015, 2014 and 2013.

Loans made to executive officers and directors of Republic and their related interests during 2015 were as follows:

(in thousands)

Beginning balance	$36,270
Effect of changes in composition of related parties	2,739
New loans	18,354
Repayments	(5,293)
Ending balance	$52,070

Deposits from executive officers, directors, and their affiliates totaled $82 million and $74 million at December 31, 2015 and 2014.

19.TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES (continued)

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2.1 million and $1.9 million as of December 31, 2015 and 2014.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of the $690,000 of indebtedness to the Company. The aggregate amount of such unreimbursed premiums constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2015 and 2014, the net death benefit under the policies was approximately $3.5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

20.OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

An approved but unfunded loan commitment represents a potential credit risk and a liquidity risk, since the Company’s client (s) may demand immediate cash that would require funding.  In addition, unfunded loan commitments represent interest rate risk as market interest rates may rise above the rate committed to the Company’s client.  Since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

The table below presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2015	2014

Unused warehouse lines of credit	$304,379	$208,069
Unused home equity lines of credit	282,007	240,372
Unused loan commitments - other	329,232	216,806
Commitments to purchase loans*	22,590	15,798
Standby letters of credit	12,740	12,383
FHLB letters of credit	—	750
Total commitments	$950,948	$694,178

*Commitments are made through the Company’s Correspondent Lending channel.

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

21.PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2015	2014

Assets:

Cash and cash equivalents	$132,711	$133,554
Security available for sale	3,405	—
Investment in bank subsidiary	479,302	462,429
Investment in non-bank subsidiaries	2,851	1,941
Other assets	4,945	6,798

Total assets	$623,214	$604,722

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	5,427	4,751
Stockholders’ equity	576,547	558,731

Total liabilities and stockholders’ equity	$623,214	$604,722

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2015	2014	2013

Income and expenses:

Dividends from subsidiary	$17,340	$16,676	$16,376
Interest income	17	2	2
Other income	45	45	39
Less: Interest expense	2,056	2,515	2,515
Less: Other expenses	568	392	368

Income before income tax benefit	14,778	13,816	13,534
Income tax benefit	876	976	958

Income before equity in undistributed net income of subsidiaries	15,654	14,792	14,492
Equity in undistributed net income of subsidiaries	19,512	13,995	10,931

Net income	$35,166	$28,787	$25,423

21.PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2015	2014	2013

Operating activities:

Net income	$35,166	$28,787	$25,423
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(4)	—	—
Equity in undistributed net income of subsidiaries	(19,512)	(13,995)	(10,931)
Director deferred compensation - Parent Company	108	98	99
Change in other assets	1,853	3,834	(7,895)
Change in other liabilities	201	(1,500)	2,086
Net cash provided by operating activities	17,812	17,224	8,782

Investing activities:

Investment in Republic Insurance Services, Inc.	—	(246)	—
Purchases of security available for sale	(3,401)	—	—
Redemption of Republic Investment Company common stock	—	—	23,621
Net cash provided by (used in) investing activities	(3,401)	(246)	23,621

Financing activities:

Common Stock repurchases	(551)	(347)	(4,095)
Net proceeds from Common Stock options exercised	1,136	1,103	467
Cash dividends paid	(15,839)	(14,930)	(14,009)
Net cash used in financing activities	(15,254)	(14,174)	(17,637)

Net change in cash and cash equivalents	(843)	2,804	14,766

Cash and cash equivalents at beginning of year	133,554	130,750	115,984

Cash and cash equivalents at end of year	$132,711	$133,554	$130,750

22.OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2015	2014	2013

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$(3,160)	$2,021	$(4,747)
Reclassification adjustment for gain on security available for sale recognized in earnings	(88)	—	—
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(125)	475	742
Net unrealized gains	(3,373)	2,496	(4,005)
Tax effect	1,181	(875)	1,403
Net of tax	(2,192)	1,621	(2,602)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(514)	(1,082)	147
Reclassification amount for derivative losses realized in income	402	424	23
Net unrealized gains losses	(112)	(658)	170
Tax effect	38	231	(59)
Net of tax	(74)	(427)	111

Total other comprehensive income components, net of tax	$(2,266)	$1,194	$(2,491)

Significant amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2015, 2014 and 2013:

		Amounts Reclassified From
		Accumulated Other
	Affected Line Items in the Consolidated	Comprehensive Income
Years Ended December 31, (in thousands)	Statements of Income	2015	2014	2013

Available for Sale Securities:
Gain on call of security available for sale	Non interest income	$88	$—	$—
Tax effect	Income tax expense	(31)	—	—
Net of tax	Net income	57	—	—

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(198)	(201)	(16)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(204)	(223)	(7)
Total derivative losses on cash flow hedges	Total interest expense	(402)	(424)	(23)
Tax effect	Income tax expense	141	70	6
Net of tax	Net income	(261)	(354)	(17)

Net of tax, total all reclassification amounts	Net income	$(204)	$(354)	$(17)

22.OTHER COMPREHENSIVE INCOME (continued)

The following is a summary of the accumulated OCI balances, net of tax:

		2015
(in thousands)	December 31, 2014	Change	December 31, 2015

Unrealized gain on securities available for sale	$3,839	$(2,112)	$1,727
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(80)	712
Unrealized loss on cash flow hedge	(316)	(74)	(390)
Total unrealized gain	$4,315	$(2,266)	$2,049

		2014
(in thousands)	December 31, 2013	Change	December 31, 2014

Unrealized gain on securities available for sale	$2,526	$1,313	$3,839
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	484	308	792
Unrealized gain (loss) on cash flow hedge	111	(427)	(316)
Total unrealized gain	$3,121	$1,194	$4,315

23.SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of December 31, 2015, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse, Mortgage Banking and RPG. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of Traditional Banking operations. The RPG segment includes the following divisions: TRS, RPS and RCS. TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

The nature of segment operations and the primary drivers of net revenues by reportable segment are provided below:

	Segment:	Nature of Operations:	Primary Drivers of Net Revenues:

Traditional Banking

Provides traditional banking products to clients primarily in its market footprint via its network of banking centers and primarily to clients outside of its market footprint via its Internet and Correspondent Lending delivery channels.

Loans, investments and deposits
Core Banking	Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the Nation.	Mortgage warehouse lines of credit
	Mortgage Banking	Primarily originates, sells and services long-term, single family, first lien residential real estate loans primarily to clients in its market footprint.	Gain on sale of loans and servicing fees
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

23.SEGMENT INFORMATION (continued)

Segment information for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$108,303	$12,209	$219	$120,731	$3,239	$123,970

Provision for loan and lease losses	2,897	168	—	3,065	2,331	5,396

Net refund transfer fees	—	—	—	—	17,388	17,388
Mortgage banking income	—	—	4,411	4,411	—	4,411
Gain on call of security available for sale	88	—	—	88	—	88
Other non-interest income	23,670	24	248	23,942	2,165	26,107
Total non-interest income	23,758	24	4,659	28,441	19,553	47,994

Total non-interest expenses	93,740	2,526	4,918	101,184	12,140	113,324

Income (loss) before income tax expense	35,424	9,539	(40)	44,923	8,321	53,244
Income tax expense (benefit)	11,505	3,575	(14)	15,066	3,012	18,078
Net income (loss)	$23,919	$5,964	$(26)	$29,857	$5,309	$35,166

Segment end of year assets	$3,809,526	$386,414	$9,348	$4,205,288	$25,001	$4,230,289

Net interest margin	3.15%	3.58%	NM	3.19%	NM	3.27%

	Year Ended December 31, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$104,832	$7,428	$183	$112,443	$330	$112,773

Provision for loan and lease losses	3,042	350	—	3,392	(533)	2,859

Net refund transfer fees	—	—	—	—	16,130	16,130
Mortgage banking income	—	—	2,862	2,862	—	2,862
Other non-interest income	21,489	12	244	21,745	1,782	23,527
Total non-interest income	21,489	12	3,106	24,607	17,912	42,519

Total non-interest expenses	90,713	1,857	3,881	96,451	11,667	108,118

Income (loss) before income tax expense	32,566	5,233	(592)	37,207	7,108	44,315
Income tax expense (benefit)	11,251	1,831	(207)	12,875	2,653	15,528
Net income (loss)	$21,315	$3,402	$(385)	$24,332	$4,455	$28,787

Segment end of year assets	$3,404,323	$319,153	$11,593	$3,735,069	$11,944	$3,747,013

Net interest margin	3.32%	3.77%	NM	3.35%	NM	3.33%

23.SEGMENT INFORMATION (continued)

	Year Ended December 31, 2013
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$106,901	$5,655	$471	$113,027	$148	$113,175

Provision for loan and lease losses	3,920	(92)	—	3,828	(845)	2,983

Net refund transfer fees	—	—	—	—	13,884	13,884
Mortgage banking income	—	—	7,258	7,258	—	7,258
Bargain purchase gains	1,324	—	—	1,324	—	1,324
Other non-interest income	22,752	6	131	22,889	875	23,764
Total non-interest income	24,076	6	7,389	31,471	14,759	46,230

Total non-interest expenses	94,668	1,657	3,418	99,743	16,181	115,924

Income (loss) before income tax expense	32,389	4,096	4,442	40,927	(429)	40,498
Income tax expense (benefit)	11,124	1,433	1,555	14,112	963	15,075
Net income (loss)	$21,265	$2,663	$2,887	$26,815	$(1,392)	$25,423

Segment end of year assets	$3,205,499	$149,351	$9,307	$3,364,157	$7,747	$3,371,904

Net interest margin	3.47%	4.28%	NM	3.50%	NM	3.48

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

24.SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2015, 2014 and 2013.

	2015
	Fourth	Third	Second	First
($ in thousands, except per share data)		Quarter	Quarter	Quarter(1)

Interest income	$36,842	$36,107	$35,722	$33,761
Interest expense	4,376	4,683	4,664	4,739
Net interest income	32,466	31,424	31,058	29,022
Provision for loan and lease losses	2,074	2,233	904	185
Net interest income after provision	30,392	29,191	30,154	28,837
Non interest income	7,717	7,806	9,485	22,986
Non interest expenses(2)	26,847	28,238	27,165	31,074
Income before income taxes	11,262	8,759	12,474	20,749
Income tax expense	3,844	3,119	4,154	6,961
Net income	7,418	5,640	8,320	13,788

Basic earnings per share:
Class A Common Stock	0.36	0.27	0.40	0.66
Class B Common Stock	0.33	0.25	0.37	0.65

Diluted earnings per share:
Class A Common Stock	0.36	0.27	0.40	0.66
Class B Common Stock	0.33	0.25	0.36	0.64

Dividends declared per common share:
Class A Common Stock	0.198	0.198	0.198	0.187
Class B Common Stock	0.180	0.180	0.180	0.170

	2014
	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$34,331	$33,144	$32,405	$32,497
Interest expense	4,854	4,702	4,855	5,193
Net interest income	29,477	28,442	27,550	27,304
Provision for loan and lease losses	1,359	1,510	693	(703)
Net interest income after provision	28,118	26,932	26,857	28,007
Non interest income	6,196	6,527	9,081	20,715
Non interest expenses(2)	26,430	25,205	26,284	30,199
Income before income tax expense	7,884	8,254	9,654	18,523
Income tax expense	2,649	3,008	3,332	6,539
Net income	5,235	5,246	6,322	11,984

Basic earnings per share:
Class A Common Stock	0.25	0.25	0.31	0.58
Class B Common Stock	0.24	0.24	0.29	0.56

Diluted earnings per share:
Class A Common Stock	0.25	0.25	0.30	0.58
Class B Common Stock	0.24	0.24	0.29	0.56

Dividends declared per common share:
Class A Common Stock	0.187	0.187	0.187	0.176
Class B Common Stock	0.170	0.170	0.170	0.160

24.SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	2013
	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$32,039	$34,009	$34,119	$34,401
Interest expense	5,300	5,470	5,352	5,271
Net interest income	26,739	28,539	28,767	29,130
Provision for loan and lease losses	503	2,200	905	(625)
Net interest income after provision	26,236	26,339	27,862	29,755
Non interest income	6,359	7,385	10,302	22,184
Non interest expenses (2)	29,574	26,171	29,218	30,961
Income before income tax expense	3,021	7,553	8,946	20,978
Income tax expense	1,676	2,950	2,827	7,622
Net income	1,345	4,603	6,119	13,356

Basic earnings per share:
Class A Common Stock	0.07	0.22	0.30	0.64
Class B Common Stock	0.05	0.21	0.28	0.63

Diluted earnings per share:
Class A Common Stock	0.07	0.22	0.30	0.64
Class B Common Stock	0.05	0.21	0.28	0.62

Dividends declared per common share:
Class A Common Stock	0.176	0.176	0.176	0.165
Class B Common Stock	0.160	0.160	0.160	0.150

(1)	The first quarters of 2015, 2014 and 2013 were significantly impacted by the TRS operating division.

(2)	Non interest expenses:

During the fourth quarters of 2015, 2014 and 2013, the Company reversed $2.3 million, $950,000 and $1.1 million of incentive compensation accruals based on revised payout estimates.

During the third quarters of 2015, 2014 and 2013, the Company reversed $450,000,  $1.8 million and $3.3 million of incentive compensation accruals based on revised payout estimates.

During the fourth quarter of 2013, the TRS division of the RPG segment incurred $1.4 million in legal related expenses associated with the conclusions of RPG’s previously reported contract disputes.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. (“Republic” or the “Company”) for the 2016 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 21, 2016, all of which is incorporated herein by reference.

The following table sets forth certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager (1)	55	Chairman and Chief Executive Officer (“CEO”)
A. Scott Trager (2)	63	Vice Chair and President
Kevin Sipes (3)	44	Executive Vice President, Chief Financial Officer (“CFO”) and Chief Accounting Officer
William R. Nelson (4)	52	President, Republic Processing Group
Steven E. DeWeese (5)	47	Executive Vice President, Republic Bank & Trust Company
Robert J. Arnold (6)	57	Senior Vice President, Republic Bank & Trust Company
Anthony T. Powell (7)	48	Senior Vice President, Republic Bank & Trust Company
John Rippy (8)	55	Senior Vice President, Republic Bank & Trust Company
Juan Montano (9)	46	Senior Vice President, Republic Bank & Trust Company

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

(8)	John Rippy joined the Company in 2005 as SVP and Risk Management Officer. In 2009, he was named SVP and Chief Legal and Compliance Officer. In 2013, he was named SVP and Chief Risk Management Officer.

(9)	Juan Montano joined the Company in 2009 as SVP and Managing Director of Finance. In 2015, he was named SVP and Managing Director of Mortgage Lending.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2015. There were no equity compensation plans not approved by security holders at December 31, 2015.

	(1)	(2)	(3)
			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be Issued	Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding	of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights	and Rights	Column (1))

2015 Stock Incentive Plan	309,900	$24.68	2,690,000
2005 Stock Incentive Plan	92,500	24.48	—

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2015 and 2014

Consolidated statements of income and comprehensive income — years ended December 31, 2015, 2014 and 2013

Consolidated statements of stockholders’ equity — years ended December 31, 2015, 2014 and 2013

Consolidated statements of cash flows — years ended December 31, 2015, 2014 and 2013

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

REPUBLIC BANCORP, INC.

March 11, 2016	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 11, 2016
Steven E. Trager	and Director

/s/ A. Scott Trager	President and Director	March 11, 2016
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 11, 2016
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 11, 2016
Craig Greenberg

/s/ Michael T. Rust	Director	March 11, 2016
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 11, 2016
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 11, 2016
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 11, 2016
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.01*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.02*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.03*

Officer Compensation Continuation Agreement, as amended, with Steven E. Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.04*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.05*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.06*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.07*

Officer Compensation Continuation Agreement, as amended, with A. Scott Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.08*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.09*

Officer Compensation Agreement with A. Scott Trager, effective March 21, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.10*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

No.	Description

10.11*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.12*

Officer Compensation Continuation Agreement, as amended, with Kevin Sipes effective February 15, 2006 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.13*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.14*

Officer Compensation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.15*

Officer Compensation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.16*

Officer Compensation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.17*

Officer Compensation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.18*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.19

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.23

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1 (Commission File Number: 333-56583))

10.24

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Form 10-Q for the quarter ended September 30, 2001 (Commission File Number: 0-24649))

No.	Description

10.25

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.26

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.27

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006 (Commission File Number: 0-24649))

10.28

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.30

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.31

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.32

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.35

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.36

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.37

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

No.	Description

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.39

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.40

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.41

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.42

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10K for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.43

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.45

Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.47

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.48

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.49

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.50

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

No.	Description

10.51

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.52

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.53

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 31, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010 (Commission File Number: 0-24649))

10.54

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (Commission File Number: 0-24649))

10.55

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.56

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015 (Commission File Number: 0-24649))

10.57

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.58*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.59*	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.60*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File Number: 0-24649))

10.61*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.62*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.63*

Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.64*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016 (Commission File Number: 0-24649))

10.65*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

No.	Description

10.66*	Restricted Stock Award Agreement, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.67*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.68*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.69*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014 (Commission File Number: 0-24649))

10.70*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

10.71*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.72*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.73*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.74

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.75*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.76

Purchase and Assumption Agreement — Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Tennessee Commerce Bank, Franklin, Tennessee, the Federal Deposit Insurance Corporation and Republic Bank & Trust Company, dated as of January 27, 2012 (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed February 1, 2012 (Commission File Number: 0-24649))

10.77

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

No.	Description

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Consolidated Financial Statements.

*Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

**This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.