Form 10-Q
period 2016-03-31
REPUBLIC BANCORP INC /KY/
filed 2016-05-10
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2016, was 18,659,147 and 2,245,250.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	March 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$198,172	$210,082
Securities available for sale	518,764	517,058
Securities held to maturity (fair value of $37,834 in 2016 and $39,196 in 2015)	37,841	38,727
Mortgage loans held for sale, at fair value	7,148	4,083
Other loans held for sale, at the lower of cost or fair value	981	514
Loans	3,351,969	3,326,610
Allowance for loan and lease losses	(31,475)	(27,491)
Loans, net	3,320,494	3,299,119
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	29,125	29,921
Premises, held for sale	1,152	1,185
Goodwill	10,168	10,168
Other real estate owned	1,280	1,220
Bank owned life insurance	53,156	52,817
Other assets and accrued interest receivable	40,276	37,187

TOTAL ASSETS	$4,246,765	$4,230,289

LIABILITIES

Deposits:
Noninterest-bearing	$800,946	$634,863
Interest-bearing	1,935,700	1,852,614
Total deposits	2,736,646	2,487,477

Securities sold under agreements to repurchase and other short-term borrowings	319,893	395,433
Federal Home Loan Bank advances	517,500	699,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	39,929	30,092

Total liabilities	3,655,208	3,653,742

Commitments and contingent liabilities (Footnote 10)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,915	4,915
Additional paid in capital	137,205	136,910
Retained earnings	446,309	432,673
Accumulated other comprehensive income	3,128	2,049

Total stockholders’ equity	591,557	576,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,246,765	$4,230,289

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME:

Loans, including fees	$41,429	$31,591
Taxable investment securities	1,855	1,773
Federal Home Loan Bank stock and other	731	397
Total interest income	44,015	33,761

INTEREST EXPENSE:

Deposits	1,392	1,144
Securities sold under agreements to repurchase and other short-term borrowings	25	38
Federal Home Loan Bank advances	2,953	2,928
Subordinated note	211	629
Total interest expense	4,581	4,739

NET INTEREST INCOME	39,434	29,022

Provision for loan and lease losses	5,186	185

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	34,248	28,837

NONINTEREST INCOME:

Service charges on deposit accounts	3,140	3,039
Net refund transfer fees	17,078	15,335
Mortgage banking income	1,261	1,353
Interchange fee income	2,123	2,194
Republic Processing Group program fees	319	228
Net gains (losses) on other real estate owned	248	(119)
Increase in cash surrender value of bank owned life insurance	339	349
Other	413	607
Total noninterest income	24,921	22,986

NONINTEREST EXPENSES:

Salaries and employee benefits	17,083	15,277
Occupancy and equipment, net	5,419	5,201
Communication and transportation	1,073	1,046
Marketing and development	507	585
FDIC insurance expense	658	674
Bank franchise tax expense	2,451	2,401
Data processing	1,333	966
Interchange related expense	904	1,007
Supplies	449	361
Other real estate owned expense	80	219
Legal and professional fees	823	1,615
Other	1,761	1,722
Total noninterest expenses	32,541	31,074

INCOME BEFORE INCOME TAX EXPENSE	26,628	20,749
INCOME TAX EXPENSE	8,893	6,961
NET INCOME	$17,735	$13,788

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.86	$0.66
Class B Common Stock	0.78	0.65

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.85	$0.66
Class B Common Stock	0.77	0.64

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.198	$0.187
Class B Common Stock	0.180	0.170

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$17,735	$13,788

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(571)	(396)
Reclassification amount for derivative losses realized in income	87	101
Change in unrealized gain (loss) on securities available for sale	2,292	1,238
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(149)	(22)
Net unrealized gains	1,659	921
Tax effect	(580)	(322)
Total other comprehensive income, net of tax	1,079	599

COMPREHENSIVE INCOME	$18,814	$14,387

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2016	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

Net income	—	—	—	—	17,735	—	17,735

Net change in accumulated other comprehensive income	—	—	—	—	—	1,079	1,079

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(3,695)	—	(3,695)
Class B Shares	—	—	—	—	(404)	—	(404)

Stock options exercised, net of shares redeemed	3	—	—	55	—	—	55

Net change in notes receivable on Class A Common Stock	—	—	—	(83)	—	—	(83)

Deferred director compensation expense - Class A Common Stock	4	—	—	62	—	—	62

Stock based compensation expense - performance stock units	—	—	—	127	—	—	127

Stock based compensation expense - restricted stock	—	—	—	72	—	—	72

Stock based compensation expense - stock options	—	—	—	62	—	—	62

Balance, March 31, 2016	18,659	2,245	$4,915	$137,205	$446,309	$3,128	$591,557

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$17,735	$13,788
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	135	154
Accretion on loans, net	(873)	(310)
Depreciation of premises and equipment	1,716	1,577
Amortization of mortgage servicing rights	305	338
Provision for loan and lease losses	5,186	185
Net gain on sale of mortgage loans held for sale	(1,095)	(1,222)
Origination of mortgage loans held for sale	(36,992)	(45,835)
Proceeds from sale of mortgage loans held for sale	35,022	40,697
Origination of other loans held for sale	(44,068)	(2,071)
Proceeds from sale of other loans held for sale	43,601	2,071
Net gain realized on sale of other real estate owned	(248)	(365)
Writedowns of other real estate owned	—	484
Deferred director compensation expense - Company Stock	62	67
Stock based compensation expense	261	78
Increase in cash surrender value of bank owned life insurance	(339)	(349)
Net change in other assets and liabilities:
Accrued interest receivable	(180)	(78)
Accrued interest payable	54	9
Other assets	(2,390)	1,127
Other liabilities	7,878	6,329
Net cash provided by operating activities	25,770	16,674

INVESTING ACTIVITIES:
Purchases of securities available for sale	(370,084)	(767,299)
Proceeds from calls, maturities and paydowns of securities available for sale	370,390	740,141
Proceeds from calls, maturities and paydowns of securities held to maturity	882	850
Net change in outstanding warehouse lines of credit	(7,257)	(103,724)
Purchase of loans, including premiums paid	(23,188)	(19,531)
Net change in other loans	4,274	10,370
Proceeds from sales of other real estate owned	588	2,630
Net purchases of premises and equipment	(887)	(374)
Net cash used in investing activities	(25,282)	(136,937)

FINANCING ACTIVITIES:
Net change in deposits	249,169	322,035
Net change in securities sold under agreements to repurchase and other short-term borrowings	(75,540)	(23,574)
Payments of Federal Home Loan Bank advances	(182,000)	(198,000)
Proceeds from Federal Home Loan Bank advances	—	87,000
Net proceeds from Common Stock options exercised	55	119
Cash dividends paid	(4,082)	(3,846)
Net cash provided by (used in) financing activities	(12,398)	183,734

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,910)	63,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	210,082	72,878
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$198,172	$136,349

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$4,527	$4,730
Income taxes	156	585

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$656	$332
Loans provided for sales of other real estate owned	256	2,090

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH  31, 2016 and 2015 AND DECEMBER 31, 2015 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution. The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as eight other third-party insurance captives for which insurance may not be available or economically feasible.  Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Refund Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Core Bank (includes Traditional Banking, Warehouse Lending and Mortgage Banking segments)

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2016, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

Core Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, data processing, interchange related expenses, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance expense, franchise tax expense and various other general and administrative costs. Core Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

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

Primarily from its Warehouse clients, the Core Bank acquires for investment single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

Republic Processing Group

Tax Refund Solutions division — Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products through third-party tax preparers located throughout the Nation, as well as tax-preparation software providers. Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

Refund Transfers (“RTs”) are products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned on RTs, net of rebates, are reported as noninterest income under the line item “Net refund transfer fees.”

TRS offered its new Easy Advance (“EA”) tax credit product during the first quarter of 2016. The EA product had the following features during the period it was offered through February 29, 2016:

•	An advance amount of $750 per taxpayer customer;
•	No fee for the EA charged to the taxpayer customer;
•

All fees for the product were paid by the tax preparer or tax software company (collectively, the “Tax Providers”) with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;

•	No requirement that the taxpayer customer pay for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check or the Walmart Direct2Cash® product, based on the taxpayer customer’s election;
•	Repayment to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans under the line item “Loans, including fees.” EAs during the first quarter of 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable tax authority. Unpaid EAs are generally charged-off within 81 days after the taxpayer customer’s tax return is submitted to the applicable tax authority.

Republic Payment Solutions division — The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third-party program managers.

The Company reports fees related to RPS programs under “Republic Processing Group program fees.” Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.”

Republic Credit Solutions division — The RCS division offers short-term consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  Depending on the structure of the RCS loan product,  up to 100% of the loans originated may be sold.  The RCS division sold $44 million and $2 million of short-term consumer loans during the first three months of 2016 and 2015.

The Company reports RCS loans originated for investment under “Loans,” while loans originated for sale are reported under “Other loans held for sale.”  The RCS loans that are held for sale are carried at the lower of cost or fair value. The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any premiums or discounts related to RCS loans that are sold are reported as noninterest income under “Republic Processing Group program fees.”

Accounting Standards Update (“ASU”) ASU No. 2016-2, Leases (Topic 842)

This ASU is a standard that applies to all lease contracts. A lease contract is defined as a contract, or part of a contract, that conveys the right to control the use of an asset for a period in exchange for consideration. Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

Under this ASU, after determining that a contract contains a lease, a lessee will need to evaluate whether the lease is a finance or an operating lease at the commencement of a new lease and upon change in the lease term or change in the lessee’s option to purchase the asset. The classification criteria for distinguishing between finance leases and operating leases under this ASU are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. All leases, whether finance or operating, will be on balance sheet unless they are subject to a short-term (12 months or less) lease accounting policy election. The lease term includes periods subject to an option to extend the lease if the lessee is reasonably certain to exercise that option. This means leases of 12 months or less with extension options that meet that criteria will be recorded on the balance sheet.

Finance leases under this ASU will recognize amortization expense on the asset separately from interest expense on the liability, similar to capital lease guidance under existing GAAP. Operating leases under this ASU will recognize lease expense that includes amortization expense on the leased asset and interest on the liability.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is a lessee for a material level of operating leases and is analyzing the impact of this ASU on its consolidated financial statements.

2. PENDING BUSINESS ACQUISITION

Effective October 6, 2015, the Company and Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Community Bank (“CCB”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Company will acquire Cornerstone, with CCB merging into RB&T.  Cornerstone and CCB are headquartered in St. Petersburg, Florida.

Under the terms of the Agreement, the Company will acquire all of Cornerstone’s outstanding common stock in an all-cash transaction, resulting in a total cash payment to Cornerstone’s existing shareholders and stock option holders of approximately $32 million.  The Company will fund the cash payment through existing resources on-hand.

The acquisition is expected to close during the second quarter of 2016.  On March 31, 2016, Cornerstone operated four banking centers in the Tampa, Florida metropolitan statistical area, with approximately $250 million in total assets, approximately $190 million in loans and approximately $210 million in deposits.

3. INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$286,518	$1,331	$(7)	$287,842
Private label mortgage backed security	4,037	946	—	4,983
Mortgage backed securities - residential	93,333	3,224	(36)	96,521
Collateralized mortgage obligations	108,057	906	(499)	108,464
Freddie Mac preferred stock	—	166	—	166
Mutual fund	2,500	35	—	2,535
Corporate bonds	15,007	—	(154)	14,853
Trust preferred security	3,416	—	(16)	3,400
Total securities available for sale	$512,868	$6,608	$(712)	$518,764

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$286,914	$59	$(494)	$286,479
Private label mortgage backed security	4,037	1,095	—	5,132
Mortgage backed securities - residential	88,968	3,395	(95)	92,268
Collateralized mortgage obligations	113,972	748	(1,052)	113,668
Freddie Mac preferred stock	—	173	—	173
Mutual fund	1,000	11	—	1,011
Corporate bonds	15,009	16	(103)	14,922
Trust preferred security	3,405	—	—	3,405
Total securities available for sale	$513,305	$5,497	$(1,744)	$517,058

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$513	$3	$—	$516
Mortgage backed securities - residential	52	6	—	58
Collateralized mortgage obligations	32,276	139	(58)	32,357
Corporate bonds	5,000	—	(97)	4,903
Total securities held to maturity	$37,841	$148	$(155)	$37,834

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$515	$1	$—	$516
Mortgage backed securities - residential	53	6	—	59
Collateralized mortgage obligations	33,159	464	—	33,623
Corporate bonds	5,000	—	(2)	4,998
Total securities held to maturity	$38,727	$471	$(2)	$39,196

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three months ended March 31, 2016 and 2015 there were no sales or calls of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2016 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
March 31, 2016 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$—	$—	$—	$—
Due from one year to five years	291,525	292,846	5,513	5,419
Due from five years to ten years	10,000	9,849	—	—
Due beyond ten years	3,416	3,400	—	—
Private label mortgage backed security	4,037	4,983	—	—
Mortgage backed securities - residential	93,333	96,521	52	58
Collateralized mortgage obligations	108,057	108,464	32,276	32,357
Freddie Mac preferred stock	—	166	—	—
Mutual fund	2,500	2,535	—	—
Total securities	$512,868	$518,764	$37,841	$37,834

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporary impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  In 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to AOCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of March 31, 2016, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $166,000.

Corporate Bonds

The Bank maintains a portfolio of corporate bonds, all of which were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of March 31, 2016 and December 31, 2015.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At March 31, 2016, with the exception of the $5.0 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At March 31, 2016 and December 31, 2015, there were gross unrealized losses of $535,000 and $1.1 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be OTTI.

Trust Preferred Security

During the fourth quarter of 2015, the Parent Company purchased a $3 million floating rate trust preferred security (“TRUP”) at a price of 68% of par.  The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points, giving the Parent Company an expected yield to maturity of 4.27% when considering the discount.  The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to this security.

Market Loss Analysis

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$9,532	$(7)	$—	$—	$9,532	$(7)
Mortgage backed securities - residential	6,590	(36)	—	—	6,590	(36)
Collateralized mortgage obligations	19,429	(256)	16,510	(243)	35,939	(499)
Corporate bonds	14,853	(154)	—	—	14,853	(154)
Trust preferred security	3,400	(16)	—	—	3,400	(16)
Total securities available for sale	$53,804	$(469)	$16,510	$(243)	$70,314	$(712)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$191,584	$(433)	$9,914	$(61)	$201,498	$(494)
Mortgage backed securities - residential	5,727	(95)	—	—	5,727	(95)
Collateralized mortgage obligations	6,831	(212)	35,869	(840)	42,700	(1,052)
Corporate bonds	9,896	(103)	—	—	9,896	(103)
Total securities available for sale	$214,038	$(843)	$45,783	$(901)	$259,821	$(1,744)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Collateralized mortgage obligations	$90,577	$(58)	$—	$—	$90,577	$(58)
Corporate bonds	4,903	(97)	—	—	4,903	(97)
Total securities held to maturity	$95,480	$(155)	$—	$—	$95,480	$(155)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Corporate bonds	$4,998	$(2)	$—	—	$4,998	$(2)
Total securities held to maturity	$4,998	$(2)	$—	$—	$4,998	$(2)

At March 31, 2016, the Bank’s security portfolio consisted of 169  securities, 19 of which were in an unrealized loss position.

At December 31, 2015, the Bank’s security portfolio consisted of 162 securities, 34 of which were in an unrealized loss position.

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in value below amortized cost is other-than-temporary. In conducting this assessment, the Bank evaluates a number of factors including, but not limited to the following:

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

The Bank owns one private label mortgage backed security with a total carrying value of $5.0 million at March 31, 2016. This security, with an average remaining life currently estimated at five years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 7 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2016	December 31, 2015

Carrying amount	$447,369	$489,598
Fair value	447,455	490,074

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

(in thousands)	March 31, 2016	December 31, 2015

Residential real estate:
Owner occupied	$1,055,192	$1,081,934
Owner occupied - correspondent*	242,902	249,344
Non owner occupied	124,225	116,294
Commercial real estate	835,510	824,887
Commercial real estate - purchased whole loans*	35,878	35,674
Construction & land development	62,405	66,500
Commercial & industrial	239,010	229,721
Lease financing receivables	9,199	8,905
Warehouse lines of credit	393,986	386,729
Home equity	298,063	289,194
Consumer:
RPG loans*	13,367	7,204
Credit cards	11,862	11,068
Overdrafts	808	685
Purchased whole loans*	7,653	5,892
Other consumer	21,909	12,579

Total loans**	3,351,969	3,326,610
Allowance for loan and lease losses	(31,475)	(27,491)

Total loans, net	$3,320,494	$3,299,119

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015

Contractual receivable	$3,353,152	$3,329,741
Unearned income(1)	(741)	(741)
Unamortized premiums(2)	3,461	3,792
Unaccreted discounts(3)	(6,363)	(7,860)
Net unamortized deferred origination fees and costs	2,460	1,678
Carrying value of loans	$3,351,969	$3,326,610

(1)	Unearned income relates to lease financing receivables.
(2)	Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and predominately relate to loans acquired in the Bank’s 2012 FDIC-assisted transactions.

Loan Purchases

The Core Bank acquires for investment single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. The loans acquired through the Correspondent Lending channel are primarily purchased from the Core Bank’s Warehouse clients, with substantially all loans purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s market footprint, with 76% of such loans as of March 31, 2016 secured by collateral in the state of California.

In addition to mortgage loans acquired through its Correspondent Lending channel, the Bank also acquires unsecured consumer installment loans for investment from a third-party originator. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting specifications.

The following table reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Residential real estate:
Owner occupied - correspondent*	$20,521	$19,170
Consumer:
Purchased whole loans*	2,667	361
Total purchased loans	$23,188	$19,531

* Represents origination amount, inclusive of applicable purchase premiums.

Purchased Credit Impaired (“PCI”) Loans

PCI loans acquired during the Bank’s 2012 FDIC-assisted transactions are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

The following table reconciles the contractually required and carrying amounts of PCI loans at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015

Contractually-required principal	$15,742	$18,250
Non-accretable amount	(673)	(1,582)
Accretable amount	(3,853)	(4,125)
Carrying value of loans	$11,216	$12,543

The following table presents a rollforward of the accretable amount on PCI loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Balance, beginning of period	$(4,125)	$(2,297)
Transfers between non-accretable and accretable	(455)	24
Net accretion into interest income on loans, including loan fees	727	103
Other changes	—	—
Balance, end of period	$(3,853)	$(2,170)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of March 31, 2016 and December 31, 2015, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
March 31, 2016		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$22,403	$14,104	$—	$549	$—	$37,056
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	849	1,607	—	661	—	3,117
Commercial real estate	815,487	4,796	6,508	—	8,719	—	835,510
Commercial real estate - purchased whole loans	35,878	—	—	—	—	—	35,878
Construction & land development	61,462	95	817	—	31	—	62,405
Commercial & industrial	236,674	887	193	—	1,256	—	239,010
Lease financing receivables	9,199			—	—	—	9,199
Warehouse lines of credit	393,986	—	—	—	—	—	393,986
Home equity	—	21	2,283	—	—	—	2,304
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	27	161	—	—	—	188

Total rated loans	$1,552,686	$29,078	$25,673	$—	$11,216	$—	$1,618,653

*Special Mention and Substandard loans included $179,000 and $741,000 that were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

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

*Special Mention and Substandard loans included $180,000 and $1 million that were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** The above table excludes all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (“Allowance”) follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Allowance, beginning of period	$27,491	$24,410

Charge-offs - Core Banking	(612)	(492)
Charge-offs - RPG	(1,251)	(5)
Total charge-offs	(1,863)	(497)

Recoveries - Core Banking	328	338
Recoveries - RPG	333	195
Total recoveries	661	533

Net (charge-offs) recoveries - Core Banking	(284)	(154)
Net (charge-offs) recoveries - RPG	(918)	190
Net (charge-offs) recoveries	(1,202)	36

Provision - Core Banking	498	375
Provision - RPG	4,688	(190)
Total provision	5,186	185

Allowance, end of period	$31,475	$24,631

The following tables present the activity in the Allowance by portfolio class for the three months ended March 31, 2016 and 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
March 31, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89
Provision	(182)	(16)	87	20	—	69	(75)	8
Charge-offs	(144)	—	(44)	(41)	—	(44)	—	—
Recoveries	74	—	—	27	—	20	4	—

Ending balance	$8,049	$607	$1,095	$7,642	$36	$1,348	$1,384	$97

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491
Provision	18	67	4,688	21	184	140	157	5,186
Charge-offs	—	(35)	(1,251)	(12)	(161)	(59)	(72)	(1,863)
Recoveries	—	26	333	9	76	92	—	661

Ending balance	$985	$3,054	$5,469	$466	$450	$565	$228	$31,475

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
March 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision	140	12	80	(189)	1	32	(10)	15
Charge-offs	(136)	—	—	(7)	—	—	(29)	—
Recoveries	60	—	3	9	—	—	29	—

Ending balance	$8,629	$579	$920	$7,553	$35	$958	$1,157	$40

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410
Provision	259	(8)	(190)	104	(79)	11	7	185
Charge-offs	—	(51)	(5)	(40)	(146)	(12)	(71)	(497)
Recoveries	—	37	195	13	88	—	99	533

Ending balance	$1,058	$2,708	$44	$362	$245	$184	$159	$24,631

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets follows:

(dollars in thousands)	March 31, 2016	December 31, 2015

Loans on nonaccrual status*	$19,907	$21,712
Loans past due 90-days-or-more and still on accrual**	—	224

Total nonperforming loans	19,907	21,936
Other real estate owned	1,280	1,220
Total nonperforming assets	$21,187	$23,156

Credit Quality Ratios:

Nonperforming loans to total loans	0.59%	0.66%
Nonperforming assets to total loans (including OREO)	0.63	0.70
Nonperforming assets to total assets	0.50	0.55

*Loans on nonaccrual status include impaired loans.

**For all periods presented, loans past due 90-days-or-more and still accruing consist entirely of PCI loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Residential real estate:
Owner occupied	$12,948	$13,197	$—	$—
Owner occupied - correspondent	—	—	—	—
Non owner occupied	990	935	—	—
Commercial real estate	3,788	3,941	—	224
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	86	1,589	—	—
Commercial & industrial	193	194	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,840	1,793	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	62	63	—	—
Total	$19,907	$21,712	$—	$224

*For all periods presented, loans past due 90-days-or-more and still on accrual consist entirely of PCI loans.

Nonaccrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance, primarily retail, homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. Troubled Debt Restructurings (“TDRs”) on nonaccrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,891	$757	$3,323	$5,971	$1,049,221	$1,055,192
Owner occupied - correspondent	—	—	—	—	242,902	242,902
Non owner occupied	88	—	29	117	124,108	124,225
Commercial real estate	282	176	—	458	835,052	835,510
Commercial real estate - purchased whole loans	—	—	—	—	35,878	35,878
Construction & land development	—	—	—	—	62,405	62,405
Commercial & industrial	—	193	—	193	238,817	239,010
Lease financing receivables	—	—	—	—	9,199	9,199
Warehouse lines of credit	—	—	—	—	393,986	393,986
Home equity	149	107	1,151	1,407	296,656	298,063
Consumer:
RPG loans	250	—	—	250	13,117	13,367
Credit cards	13	21	—	34	11,828	11,862
Overdrafts	131	—	—	131	677	808
Purchased whole loans	15	17	21	53	7,600	7,653
Other consumer	41	2	—	43	21,866	21,909

Total	$2,860	$1,273	$4,524	$8,657	$3,343,312	$3,351,969
Delinquency ratio***	0.09%	0.04%	0.13%	0.26%

	30 - 59	60 - 89	90 or More
December 31, 2015	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,960	$1,044	$3,878	$6,882	$1,075,052	$1,081,934
Owner occupied - correspondent	—	—	—	—	249,344	249,344
Non owner occupied	14	—	39	53	116,241	116,294
Commercial real estate	178	—	933	1,111	823,776	824,887
Commercial real estate - purchased whole loans	—	—	—	—	35,674	35,674
Construction & land development	—	—	1,500	1,500	65,000	66,500
Commercial & industrial	299	—	—	299	229,422	229,721
Lease financing receivables	—	—	—	—	8,905	8,905
Warehouse lines of credit	—	—	—	—	386,729	386,729
Home equity	206	1	1,186	1,393	287,801	289,194
Consumer:
RPG loans	246	—	—	246	6,958	7,204
Credit cards	10	2	—	12	11,056	11,068
Overdrafts	133	—	—	133	552	685
Purchased whole loans	5	42	—	47	5,845	5,892
Other consumer	37	18	—	55	12,524	12,579

Total	$3,088	$1,107	$7,536	$11,731	$3,314,879	$3,326,610
Delinquency ratio***	0.09%	0.03%	0.23%	0.35%

*All loans past due 90-days-or-more, excluding PCI loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2016	December 31, 2015

Loans with no allocated Allowance	$25,287	$26,143
Loans with allocated Allowance	36,018	39,980

Total impaired loans	$61,305	$66,123

Amount of the Allowance	$5,202	$5,427

Approximately $6 million and $7 million of impaired loans at March 31, 2016 and December 31, 2015 were PCI loans. Approximately $920,000 and $1 million of impaired loans at March 31, 2016 and December 31, 2015 were formerly PCI loans that became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2016 and December 31, 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
March 31, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,749	$—	$75	$313	$—	$152	$193	$—
Collectively evaluated for impairment	4,279	607	951	6,936	36	1,196	1,069	97
PCI loans with post acquisition impairment	21	—	69	393	—	—	122	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,049	$607	$1,095	$7,642	$36	$1,348	$1,384	$97

Loans:
Impaired loans individually evaluated, excluding PCI loans	$36,666	$—	$2,392	$12,351	$—	$912	$302	$—
Loans collectively evaluated for impairment	1,017,977	242,902	121,172	814,440	35,878	61,462	237,452	9,199
PCI loans with post acquisition impairment	461	—	661	3,854	—	—	1,215	—
PCI loans without post acquisition impairment	88	—	—	4,865	—	31	41	—

Total ending loan balance	$1,055,192	$242,902	$124,225	$835,510	$35,878	$62,405	$239,010	$9,199

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$94	$—	$—	$—	$—	$21	$4,597
Collectively evaluated for impairment	985	2,960	5,469	466	450	565	207	26,273
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	605
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$985	$3,054	$5,469	$466	$450	$565	$228	$31,475

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,304	$—	$—	$—	$—	$187	$55,114
Loans collectively evaluated for impairment	393,986	295,759	13,367	11,862	808	7,653	21,722	3,285,639
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,191
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	5,025

Total ending loan balance	$393,986	$298,063	$13,367	$11,862	$808	$7,653	$21,909	$3,351,969

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,820	$—	$78	$339	$—	$159	$196	$—
Collectively evaluated for impairment	4,471	623	878	6,806	36	1,144	1,137	89
PCI loans with post acquisition impairment	10	—	96	491	—	—	122	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,041	$—	$2,351	$12,441	$—	$2,717	$322	$—
Loans collectively evaluated for impairment	1,042,334	249,344	113,158	802,528	35,674	63,750	228,151	8,905
PCI loans with post acquisition impairment	65	—	785	4,806	—	—	1,193	—
PCI loans without post acquisition impairment	494	—	—	5,112	—	33	55	—

Total ending loan balance	$1,081,934	$249,344	$116,294	$824,887	$35,674	$66,500	$229,721	$8,905

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$100	$—	$—	$—	$—	$16	$4,708
Collectively evaluated for impairment	967	2,896	1,699	448	351	392	127	22,064
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	719
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,316	$—	$—	$—	$—	$86	$59,274
Loans collectively evaluated for impairment	386,729	286,878	7,204	11,068	685	5,892	12,493	3,254,793
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,849
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	5,694

Total ending loan balance	$386,729	$289,194	$7,204	$11,068	$685	$5,892	$12,579	$3,326,610

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	March 31, 2016			March 31, 2016
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,936	$12,842	$—	$13,050	$23	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,087	2,014	—	1,971	7	—
Commercial real estate	8,314	7,616	—	7,180	54	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	476	476	—	1,272	5	—
Commercial & industrial	10	10	—	14	—	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	2,366	2,190	—	2,139	7	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	139	139	—	92	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	24,316	24,285	3,770	25,069	214	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,039	1,039	144	1,124	13	—
Commercial real estate	8,631	8,589	706	9,546	96	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	436	436	152	543	5	—
Commercial & industrial	1,507	1,507	315	1,502	20	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	139	114	94	171	—	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	82	48	21	45	—	—
Total impaired loans	$63,478	$61,305	$5,202	$63,718	$444	$—

	As of			Three Months Ended
	December 31, 2015			March 31, 2015
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$14,287	$13,256	$—	$5,881	$50	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,978	1,928	—	2,402	8	—
Commercial real estate	7,406	6,743	—	15,119	120	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,067	2,067	—	2,134	3	—
Commercial & industrial	18	18	—	3,781	55	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	2,263	2,087	—	1,935	7	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	44	44	—	—	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	25,896	25,850	3,830	35,822	225	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,231	1,208	174	2,820	35	—
Commercial real estate	10,546	10,504	830	12,106	107	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	650	650	159	581	9	—
Commercial & industrial	1,497	1,497	318	1,443	18	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	258	229	100	521	1	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—
Other consumer	42	42	16	54	—	—
Total impaired loans	$68,183	$66,123	$5,427	$84,599	$638	$—

Troubled Debt Restructurings

A TDR is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of their debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Bank’s internal underwriting policy.

All TDRs are considered “Impaired,” including PCI loans subsequently restructured. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of financing terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. The substantial majority of the Bank’s residential real estate TDR concessions involve reducing the client’s loan payment through a rate reduction for a set period based on the borrower’s ability to service the modified loan payment. Retail loans may also be classified as TDRs due to legal modifications, such as bankruptcies.

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2016 and December 31, 2015, $11 million and $12 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	75	$7,494	228	$25,970	303	$33,464
Commercial real estate	8	3,603	17	7,886	25	11,489
Construction & land development	1	86	4	826	5	912
Commercial & industrial	1	193	5	109	6	302

Total troubled debt restructurings	85	$11,376	254	$34,791	339	$46,167

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	74	$7,365	233	$27,844	307	$35,209
Commercial real estate	9	3,324	17	8,008	26	11,332
Construction & land development	2	1,589	6	1,128	8	2,717
Commercial & industrial	1	194	5	128	6	322

Total troubled debt restructurings	86	$12,472	261	$37,108	347	$49,580

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2016 and December 31, 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$12	1	$516	2	$528
Rate reduction	180	23,549	45	5,231	225	28,780
Principal deferral	10	807	7	731	17	1,538
Legal modification	30	1,265	29	1,353	59	2,618
Total residential TDRs	221	25,633	82	7,831	303	33,464

Commercial related and construction/land development loans:
Interest only payments	4	1,193	2	894	6	2,087
Rate reduction	10	4,960	3	720	13	5,680
Principal deferral	12	2,668	5	2,268	17	4,936
Total commercial TDRs	26	8,821	10	3,882	36	12,703
Total troubled debt restructurings	247	$34,454	92	$11,713	339	$46,167

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$631	—	$—	2	$631
Rate reduction	183	24,734	46	5,650	229	30,384
Principal deferral	9	789	7	771	16	1,560
Legal modification	30	1,226	30	1,408	60	2,634
Total residential TDRs	224	27,380	83	7,829	307	35,209

Commercial related and construction/land development loans:
Interest only payments	6	1,517	1	481	7	1,998
Rate reduction	10	5,021	3	727	13	5,748
Principal deferral	12	2,726	8	3,899	20	6,625
Total commercial TDRs	28	9,264	12	5,107	40	14,371
Total troubled debt restructurings	252	$36,644	95	$12,936	347	$49,580

As of March 31, 2016 and December 31, 2015, 75% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million and $5 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of March 31, 2016 and December 31, 2015. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at March 31, 2016 or December 31, 2015.

A summary of the categories of TDR loan modifications and respective performance as of March 31, 2016 and 2015 that were modified during the three months ended March 31, 2016 and 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	2	57	1	55	3	112
Principal deferral	—	—	—	—	—	—
Legal modification	2	88	2	80	4	168
Total residential TDRs	4	145	3	135	7	280

Commercial related and construction/land development loans:
Interest only payments	—	—	1	433	1	433
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	1	433	1	433
Total troubled debt restructurings	4	$145	4	$568	8	$713

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$621	—	$—	1	$621
Rate reduction	4	408	3	160	7	568
Principal deferral	—	—	1	25	1	25
Legal modification	—	—	1	140	1	140
Total residential TDRs	5	1,029	5	325	10	1,354

Commercial related and construction/land development loans:
Interest only payments	3	468	—	—	3	468
Rate reduction	—	—	1	1,730	1	1,730
Principal deferral	—	—	1	56	1	56
Total commercial TDRs	3	468	2	1,786	5	2,254
Total troubled debt restructurings	8	$1,497	7	$2,111	15	$3,608

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of March 31, 2016 and 2015, 20% and 41% of the Bank’s TDRs that occurred during the first quarters of 2016 and 2015 were performing according to their modified terms. The Bank provided approximately $17,000 and $476,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first quarters of 2016 and 2015.

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2016 and 2015.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of March 31, 2016 and 2015 and for which there was a payment default during the three months ended March 31, 2016 and 2015

Three Months Ended
March 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$167	5	$324
Owner occupied - correspondent	—	—	—	—
Non owner occupied	—	—	—	—
Commercial real estate	4	575	1	56
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	—	—	—	—

Total	6	$742	6	$380

Foreclosures

The following table presents the carrying amount of foreclosed properties held at March 31, 2016 and December 31, 2015 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2016	December 31, 2015

Residential real estate	$673	$478
Commercial real estate	307	442
Construction & land development	300	300

Total other real estate owned	$1,280	$1,220

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,462	$4,602

Easy Advances

The Company’s RPG segment offered its new EA product through the TRS division during the first quarter of 2016.  Altogether, TRS originated $123 million in EAs during the first quarter of 2016 and recorded $3.6 million in provision for loss on EAs.  The provision for loss on EAs equated to 2.90% of total EA originations for the quarter. The Company based its provision for loss on EAs on prior year IRS funding patterns with adjustments based on current year IRS funding patterns.  At March 31, 2016, $4 million in EAs remained outstanding past their expected funding date from the IRS, with an allowance for loss on EAs of approximately $3 million against this remaining balance.

Information regarding EAs follows:

(in thousands)	March 31, 2016

Easy Advances outstanding	$4,342
Allowance allocated to Easy Advances	(3,169)
Easy Advances, net of Allowance	$1,173

Three Months Ended
March 31,
(in thousands)	2016

Easy Advances originated	$123,231
Provision for Easy Advances	3,574
Easy Advances charged off	405
Easy Advances charged off to total Easy Advances originated	0.33%

5. DEPOSITS

Ending deposit balances at March 31, 2016 and December 31, 2015 were as follows:

(in thousands)	March 31, 2016	December 31, 2015

Demand	$775,929	$783,054
Money market accounts	524,378	501,059
Brokered money market accounts	250,032	200,126
Savings	130,802	117,408
Individual retirement accounts*	36,783	36,016
Time deposits, $250 and over*	43,714	42,775
Other certificates of deposit*	129,976	127,878
Brokered certificates of deposit*	44,086	44,298

Total interest-bearing deposits	1,935,700	1,852,614
Total noninterest-bearing deposits	800,946	634,863

Total deposits	$2,736,646	$2,487,477

*Represents a time deposit.

6. FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2016 and December 31, 2015, FHLB advances were as follows:

(in thousands)	March 31, 2016	December 31, 2015

Overnight advances	$—	$150,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 20, 2016	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.64% due through 2023	407,500	439,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017*	100,000	100,000
Total FHLB advances	$517,500	$699,500

*Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Bank earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Bank at no penalty.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2016 and December 31, 2015, Republic had available collateral to borrow an additional $734 million and $567 million, respectively, from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $170 million available through various other financial institutions as of March 31, 2016 and December 31, 2015.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2016	$60,000	1.33%
2017	145,000	3.44
2018	117,500	1.53
2019	100,000	1.80
2020	65,000	1.78
2021	20,000	1.86
Thereafter	10,000	2.14
Total	$517,500	2.15

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding short-term overnight FHLB advances follows:

(dollars in thousands)	March 31, 2016	December 31, 2015

Outstanding balance at end of period	$—	$150,000
Weighted average interest rate at end of period	NA	0.35%

NA - Not applicable

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015

Average outstanding balance during the period	$7,857	$35,957
Average interest rate during the period	0.36%	0.16%
Maximum outstanding at any month end during the period	$50,000	$202,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2016	December 31, 2015

First lien, single family residential real estate	$1,323,840	$1,346,663
Home equity lines of credit	279,512	272,863
Multi-family commercial real estate	9,127	10,227

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

Except for the Bank’s mutual fund investment, its private label mortgage backed security and its TRUP, the fair value of securities available for sale is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The Company acquired its TRUP in November 2015 and considered the acquisition price to still approximate market value at March 31, 2016, as there have been no meaningful market activities or events that management believes changed the investment’s value subsequent to acquisition.  The Company’s TRUP is also considered highly illiquid and also valued using Level 3 inputs.

Mortgage loans held for sale: The fair value of mortgage loans held for sale is determined using quoted secondary market prices. Mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Mortgage Banking derivatives:  Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contracts”) and interest rate lock loan commitments. The fair value of the Bank’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. Forward contracts and rate-lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual grouping does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at March 31, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$287,842	$—	$287,842
Private label mortgage backed security	—	—	4,983	4,983
Mortgage backed securities - residential	—	96,521	—	96,521
Collateralized mortgage obligations	—	108,464	—	108,464
Freddie Mac preferred stock	—	166	—	166
Mutual fund	2,535	—	—	2,535
Corporate bonds	—	14,853	—	14,853
Trust preferred security	—	—	3,400	3,400
Total securities available for sale	$2,535	$507,846	$8,383	$518,764

Mortgage loans held for sale	$—	$7,148	$—	$7,148
Rate lock commitments	—	581	—	581
Interest rate swap agreements	—	1,332	—	1,332

Financial liabilities:
Mandatory forward contracts	$—	$104	$—	$104
Interest rate swap agreements	—	2,415	—	2,415

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$286,479	$—	$286,479
Private label mortgage backed security	—	—	5,132	5,132
Mortgage backed securities - residential	—	92,268	—	92,268
Collateralized mortgage obligations	—	113,668	—	113,668
Freddie Mac preferred stock	—	173	—	173
Mutual fund	1,011	—	—	1,011
Corporate bonds	—	14,922	—	14,922
Trust preferred security	—	—	3,405	3,405
Total securities available for sale	$1,011	$507,510	$8,537	$517,058

Mortgage loans held for sale	$—	$4,083	$—	$4,083
Rate lock commitments	—	306	—	306
Interest rate swap agreements	—	400	—	400

Financial liabilities:
Mandatory forward contracts	$—	$25	$—	$25
Interest rate swap agreements	—	1,000	—	1,000

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2016 and 2015.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Balance, beginning of period	$5,132	$5,250
Total gains or losses included in earnings:
Net change in unrealized gain	(149)	(22)
Recovery of actual losses previously recorded	—	35
Principal paydowns	—	(28)
Balance, end of period	$4,983	$5,235

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

The following tables present quantitative information about recurring Level 3 fair value measurements at March 31, 2016 and December 31, 2015:

	Fair	Valuation
March 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,983	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,132	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2016 and 2015:

Three Months Ended
March 31,
(in thousands)	2016

Balance, beginning of period	$3,405
Total gains or losses included in earnings:
Net change in unrealized loss	(5)
Balance, end of period	$3,400

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the aggregate fair value, contractual balance, and gain or loss was as follows:

(in thousands)	March 31, 2016	December 31, 2015

Aggregate fair value	$7,148	$4,083
Contractual balance	6,999	3,993
Unrealized gain	149	90

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2016 and 2015 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Interest income	$32	$56
Change in fair value	59	178
Total included in earnings	$91	$234

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$5,049	$5,049
Non owner occupied	—	—	725	725
Commercial real estate	—	—	3,606	3,606
Home equity	—	—	1,240	1,240
Total impaired loans*	$—	$—	$10,620	$10,620

Premises, held for sale	$—	$—	$1,152	$1,152

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,631	$3,631
Non owner occupied	—	—	689	689
Commercial real estate	—	—	3,443	3,443
Home equity	—	—	1,245	1,245
Total impaired loans*	$—	$—	$9,008	$9,008

Other real estate owned:
Residential real estate	$—	$—	$128	$128
Commercial real estate	—	—	442	442
Construction & land development	—	—	300	300
Total other real estate owned	$—	$—	$870	$870

Premises, held for sale	$—	$—	$1,185	$1,185

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$5,049	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (7%)

Impaired loans - residential real estate non owner occupied	$725	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 1% (1%)

Impaired loans - commercial real estate	$2,014	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 42% (14%)

Impaired loans - commercial real estate	$1,592	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$1,240	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (22%)

Premises, held for sale	$1,152	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,631	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (7%)

Impaired loans - residential real estate non owner occupied	$689	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 1% (1%)

Impaired loans - commercial real estate	$1,839	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (19%)

Impaired loans - commercial real estate	$1,604	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$1,245	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (20%)

Other real estate owned - residential real estate	$128	Sales comparison approach	Adjustments determined for differences between comparable sales	18% (18%)

Other real estate owned - commercial real estate	$442	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 23% (13%)

Other real estate owned - construction & land development	$300	Sales comparison approach	Adjustments determined for differences between comparable sales	49% (49%)

Premises, held for sale	$1,185	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

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

Impaired collateral dependent loans are as follows:

(in thousands)	March 31, 2016	December 31, 2015

Carrying amount of loans measured at fair value	$9,563	$8,162
Estimated selling costs considered in carrying amount	1,156	946
Valuation allowance	(99)	(100)
Total fair value	$10,620	$9,008

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Provisions for loss on collateral dependent impaired loans	$215	$27

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	March 31, 2016	December 31, 2015

Other real estate carried at fair value	$—	$870
Other real estate carried at cost	1,280	350
Total carrying value of other real estate owned	$1,280	$1,220

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Other real estate owned write-downs during the period	$—	$484

Premises, Held for Sale

The Company closed its Hudson, Florida banking center in 2015. The Hudson premises were held for sale at March 31, 2016 and December 31, 2015 and carried at $1 million, its fair value less estimated selling costs. The Hudson premises were written down $33,000 during both the three months ended March 31, 2016 and 2015. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

The carrying amounts and estimated fair values of all financial instruments, at March 31, 2016 and December 31, 2015 follows:

		Fair Value Measurements at
		March 31, 2016:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$198,172	$198,172	$—	$—	$198,172
Securities available for sale	518,764	2,535	507,846	8,383	518,764
Securities held to maturity	37,841	—	37,834	—	37,834
Mortgage loans held for sale	7,148	—	7,148	—	7,148
Other loans held for sale	981	—	981	—	981
Loans, net	3,320,494	—	—	3,337,229	3,337,229
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,413	—	9,413	—	9,413

Liabilities:
Noninterest-bearing deposits	$800,946	—	$800,946	—	$800,946
Transaction deposits	1,681,141	—	1,681,141	—	1,681,141
Time deposits	254,559	—	255,769	—	255,769
Securities sold under agreements to repurchase and other short-term borrowings	319,893	—	319,893	—	319,893
Federal Home Loan Bank advances	517,500	—	529,547	—	529,547
Subordinated note	41,240	—	33,113	—	33,113
Accrued interest payable	1,283	—	1,283	—	1,283

		Fair Value Measurements at
		December 31, 2015:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$210,082	$210,082	$—	$—	$210,082
Securities available for sale	517,058	1,011	507,510	8,537	517,058
Securities held to maturity	38,727	—	39,196	—	39,196
Mortgage loans held for sale	4,083	—	4,083	—	4,083
Other loans held for sale	514	—	514	—	514
Loans, net	3,299,119	—	—	3,332,608	3,332,608
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,233	—	9,233	—	9,233

Liabilities:
Noninterest-bearing deposits	$634,863	—	$634,863	—	$634,863
Transaction deposits	1,601,647	—	1,601,647	—	1,601,647
Time deposits	250,967	—	250,882	—	250,882
Securities sold under agreements to repurchase and other short-term borrowings	395,433	—	395,433	—	395,433
Federal Home Loan Bank advances	699,500	—	708,722	—	708,722
Subordinated note	41,240	—	33,358	—	33,358
Accrued interest payable	1,229	—	1,229	—	1,229

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

Accrued interest receivable/payable — The carrying amounts of accrued interest, due to their short-term nature, approximate fair value and result in a Level 2 classification.

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

8. MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Balance, beginning of period	$4,083	$6,388
Origination of mortgage loans held for sale	36,992	45,835
Proceeds from the sale of mortgage loans held for sale	(35,022)	(40,697)
Net gain on sale of mortgage loans held for sale	1,095	1,222
Balance, end of period	$7,148	$12,748

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Net gain realized on sale of mortgage loans held for sale	$841	$889
Net change in fair value recognized on loans held for sale	59	178
Net change in fair value recognized on rate lock commitments	275	247
Net change in fair value recognized on forward contracts	(80)	(92)
Net gain recognized	1,095	1,222

Loan servicing income	471	469
Amortization of mortgage servicing rights	(305)	(338)
Net servicing income recognized	166	131
Total Mortgage Banking income	$1,261	$1,353

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Balance, beginning of period	$4,912	$4,813
Additions	284	389
Amortized to expense	(305)	(338)
Balance, end of period	$4,891	$4,864

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2016 and 2015.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2016	December 31, 2015

Fair value of mortgage servicing rights portfolio	$6,871	$7,242
Monthly prepayment rate of unpaid principal balance*	107% - 366%	105% - 369%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.90	6.38

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

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate-loan lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2016		December 31, 2015
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale	$6,999	$7,148	$3,993	$4,083

Included in other assets:
Rate lock loan commitments	$31,657	$581	$21,580	$306

Included in other liabilities:
Mandatory forward contracts	$30,340	$104	$19,232	$25

9. INTEREST RATE SWAPS

Interest rate swap derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a cash flow hedging relationship. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income (loss). For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements (“swaps”) during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the 3-month LIBOR or the overall changes in cash flows on certain money market deposit accounts tied to 1-month LIBOR.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

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

The following table reflects information about swaps designated as cash flow hedges as of March 31, 2016 and December 31, 2015:

					March 31, 2016		December 31, 2015
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(520)	$(338)	$(289)	$(188)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(564)	(366)	(311)	(202)
	$20,000				$(1,084)	$(704)	$(600)	$(390)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Interest rate swap on money market deposits	$43	$49
Interest rate swap on FHLB advance	44	52
Total interest expense on swap transactions	$87	$101

The following tables present the net gains (losses) recorded in AOCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Losses recognized in OCI on derivative (effective portion)	$(571)	$(396)

Losses reclassified from OCI on derivative (effective portion)	$(87)	$(101)

Gains (losses) recognized in income on derivative (ineffective portion)	$—	$—

The estimated net amount of the existing losses reported in AOCI at March 31, 2016 expected to be reclassified into earnings within the next 12 months is $162,000.

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

A summary of the Bank’s interest rate swaps related to clients as of March 31, 2016 and December 31, 2015 is included in the following table:

		March 31, 2016		December 31, 2015
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$25,927	$1,332	$25,927	$400
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	25,927	(1,332)	25,927	(400)
Total		$51,854	$—	$51,854	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with non-client counterparties when such net loss positions exceed $250,000. The fair value of investment securities pledged as collateral by the Bank to cover such net loss positions totaled $2.9 million and $1.5 million at March 31, 2016 and December 31, 2015.

10. OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

The Company, in the normal course of business, is party to financial instruments with off balance sheet risk. These financial instruments primarily include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of the Company pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company’s credit policies. Collateral from the client may be required based on the Company’s credit evaluation of the client and may include business assets of commercial clients, as well as personal property and real estate of individual clients or guarantors.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2016	December 31, 2015

Unused warehouse lines of credit	$230,083	$304,379
Unused home equity lines of credit	294,630	282,007
Unused loan commitments - other	324,871	329,232
Commitments to purchase loans*	17,124	22,590
Standby letters of credit	12,734	12,740
Total commitments	$879,442	$950,948

*Commitments made through the Bank's Correspondent Lending channel.

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

11. EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015

Net income	$17,735	$13,788

Weighted average shares outstanding	20,904	20,859
Effect of dilutive securities	105	77
Average shares outstanding including dilutive securities	21,009	20,936

Basic earnings per share:
Class A Common Stock	$0.86	$0.66
Class B Common Stock	0.78	0.65

Diluted earnings per share:
Class A Common Stock	$0.85	$0.66
Class B Common Stock	0.77	0.64

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2016	2015

Antidilutive stock options	10,500	14,250
Average antidilutive stock options	10,500	14,250

12. STOCK PLANS AND STOCK BASED COMPENSATION

In January 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which became effective April 2015 when the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaced the Company’s 2005 Stock Incentive Plan, which expired March 2015.

The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.

All shares issued under the above-mentioned plans were from authorized and reserved unissued shares. The Company has a sufficient number of authorized and reserved unissued shares to satisfy all anticipated option exercises. There are no Class B stock options outstanding or available for exercise under the Company’s plans.

Stock Options

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

The following table summarizes stock option activity from January 1, 2015 through March 31, 2016:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2015	155,000	$20.15
Granted	323,400	24.51
Exercised	(97,750)	19.77
Forfeited or expired	(57,250)	21.43
Outstanding, December 31, 2015	323,400	$24.40	4.70	$650,000

Outstanding, January 1, 2016	323,400	$24.40
Granted	—	—
Exercised	(3,000)	18.52
Forfeited or expired	(4,600)	24.47
Outstanding, March 31, 2016	315,800	$24.46	4.50	434,000

Fully vested and expected to vest	315,800	$24.46	4.50	$434,000
Exercisable (vested) at March 31, 2016	3,000	$19.38	0.59	$19,000

Information related to stock options for each period follows:

	Three Months Ended March 31,
(in thousands)	2016	2015

Intrinsic value of options exercised	$16	$54
Cash received from options exercised, net of shares redeemed	55	119
Total fair value of options granted	—	—

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2015 through March 31, 2016:

		Weighted-average
	Restricted	grant date fair
	Stock Awards	value per share
Outstanding, January 1, 2015	80,500	$19.85
Granted	2,500	25.19
Forfeited	(4,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2015	79,000	$20.02

Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	—	—
Earned and issued	—	—
Outstanding, March 31, 2016	79,000	$20.02

Fully vested and expected to vest	79,000	$20.02
Vested at March 31, 2016	—	$—

Performance Stock Units

The Company first granted performance stock units (“PSUs”) under the 2015 Plan in January 2016. Shares of stock underlying the PSUs may be earned over a four-year performance period commencing on January 1, 2017 and ending on December 31, 2020 as follows:

•

If the Company achieves a Return on Average Assets (“ROAA”), as defined in the award agreement, of 1.25% for a calendar year in the performance period, then between March 1 and March 15 of the following year, provided that the recipient is still employed in good standing on the payment date, the Company will issue shares of fully-vested stock to the participant equal to 50% of the number of the PSUs  initially granted to the participant; and

•

If the ROAA of 1.25% is met again at the end of another calendar year during the remaining term of the performance period, the Company will similarly issue fully vested stock in an amount equal to the remaining 50% of the initial PSUs granted to the participant.

The following table summarizes PSU activity from January 1, 2016 through March 31, 2016:

		Weighted-average
	Performance	grant date fair
	Stock Units	value per share
Outstanding, January 1, 2016	—	$—
Granted	52,500	23.08
Forfeited	—	—
Earned and issued	—	—
Outstanding, March 31, 2016	52,500	$23.08

Fully vested and expected to vest	52,500	$23.08
Vested at March 31, 2016	—	$—

Expense Related to the 2015 Stock Incentive Plan

The Company recorded expense related to the 2015 Plan for the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Stock option expense	$62	$5
Restricted stock award expense	72	73
Performance stock unit expense	127	—
Total expense	$261	$78

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Awards	Stock Units	Total

2016	$194	$218	$380	$792
2017	256	265	507	1,028
2018	254	123	198	575
2019	142	12	—	154
2020	30	8	—	38
2021	—	2	—	2
Total	$876	$628	$1,085	$2,589

13. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

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

At March 31, 2016 and December 31, 2015, all securities sold under agreements to repurchase had overnight maturities. Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2016	December 31, 2015

Outstanding balance at end of period	$319,893	$395,433
Weighted average interest rate at end of period	0.02%	0.02%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$222,290	$244,707
Mortgage backed securities - residential	74,506	82,666
Collateralized mortgage obligations	117,577	130,821
Total securities pledged	$414,373	$458,194

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015

Average outstanding balance during the period	$407,698	$391,254
Average interest rate during the period	0.02%	0.04%
Maximum outstanding at any month end during the period	$367,373	$408,955

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$2,292	$1,238
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(149)	(22)
Net unrealized gains	2,143	1,216
Tax effect	(750)	(426)
Net of tax	1,393	790

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(571)	(396)
Reclassification amount for derivative losses realized in income	87	101
Net unrealized gains losses	(484)	(295)
Tax effect	170	104
Net of tax	(314)	(191)

Total other comprehensive income components, net of tax	$1,079	$599

Significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2016 and 2015:

		Amounts Reclassified From Accumulated
		Other Comprehensive Income
		Three Months Ended
	Affected Line Items in the Consolidated	March 31,
(in thousands)	Statements of Income	2016	2015

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$(43)	$(49)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(44)	(52)
Total derivative losses on cash flow hedges	Total interest expense	(87)	(101)
Tax effect	Income tax expense	30	35
Net of tax	Net income	$(57)	$(66)

The following is a summary of the AOCI balances, net of tax:

		2016
(in thousands)	December 31, 2015	Change	March 31, 2016

Unrealized gain on securities available for sale	$1,727	$1,490	$3,217
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(97)	615
Unrealized loss on cash flow hedge	(390)	(314)	(704)
Total unrealized gain	$2,049	$1,079	$3,128

		2015
(in thousands)	December 31, 2014	Change	March 31, 2015

Unrealized gain on securities available for sale	$3,839	$804	$4,643
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(14)	778
Unrealized loss on cash flow hedge	(316)	(191)	(507)
Total unrealized gain	$4,315	$599	$4,914

15. SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of March 31, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

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

Loans, investments and deposits
Core Banking	Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the Nation.	Mortgage warehouse lines of credit
	Mortgage Banking	Primarily originates, sells and services long-term, single family, first lien residential real estate loans primarily to clients in its market footprint.	Loan sales and servicing
Republic Processing Group

The TRS division facilitates the receipt and payment of federal and state tax refund products.  The RPS division offers general-purpose reloadable cards.  The RCS division offers short-term credit products. RPG products are primarily provided to clients outside of the Bank’s market footprint.

Refund transfers and loans

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2015 Annual Report on Form 10-K.  Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made. Transactions among reportable segments are made at carrying value.

Segment information for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$28,608	$2,655	$32	$31,295	$8,139	$39,434

Provision for loan and lease losses	480	18	—	498	4,688	5,186

Net refund transfer fees	—	—	—	—	17,078	17,078
Mortgage banking income	—	—	1,261	1,261	—	1,261
Republic Processing Group program fees	—	—	—	—	319	319
Other noninterest income	6,110	5	92	6,207	56	6,263
Total noninterest income	6,110	5	1,353	7,468	17,453	24,921

Total noninterest expenses	24,875	695	1,240	26,810	5,731	32,541

Income before income tax expense	9,363	1,947	145	11,455	15,173	26,628
Income tax expense	2,613	723	51	3,387	5,506	8,893
Net income	$6,750	$1,224	$94	$8,068	$9,667	$17,735

Segment end of period assets	$3,711,315	$393,532	$12,965	$4,117,812	$128,953	$4,246,765

Net interest margin	3.08%	3.63%	NM	3.12%	NM	3.78%

	Three Months Ended March 31, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$25,758	$2,541	$56	$28,355	$667	$29,022

Provision for loan and lease losses	116	259	—	375	(190)	185

Net refund transfer fees	—	—	—	—	15,335	15,335
Mortgage banking income	—	—	1,353	1,353	—	1,353
Republic Processing Group program fees	—	—	—	—	228	228
Other noninterest income	5,397	5	84	5,486	584	6,070
Total noninterest income	5,397	5	1,437	6,839	16,147	22,986

Total noninterest expenses	23,407	573	1,285	25,265	5,809	31,074

Income before income tax expense	7,632	1,714	208	9,554	11,195	20,749
Income tax expense	2,286	600	73	2,959	4,002	6,961
Net income	$5,346	$1,114	$135	$6,595	$7,193	$13,788

Segment end of period assets	$3,380,813	$422,652	$18,002	$3,821,467	$130,720	$3,952,187

Net interest margin	3.13%	3.62%	NM	3.17%	NM	3.14%

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

The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as eight other third-party insurance captives for which insurance may not be available or economically feasible.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures; equity and fixed income market fluctuations; client bankruptcies; inflation; recession; acquisitions and integrations of acquired businesses; technological changes; changes in law and regulations or the interpretation and enforcement thereof; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”),  including Part 1 Item 1A  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

•	future credit quality, credit losses and the overall adequacy of the Allowance for Loan and Lease Losses (“Allowance”);
•	potential impairment charges or write-downs of other real estate owned (“OREO”) or premises held for sale;
•	future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);
•	the future impact of Company strategies to mitigate interest rate risk;
•	future long-term interest rates and their impact on the demand for Mortgage Banking products, Warehouse lines of credit and Correspondent Lending products;
•	the future value of mortgage servicing rights (“MSRs”);

•	the potential impairment of investment securities;
•	the growth in the Bank’s loan portfolio, in general, and overall mix of such portfolio;
•	the growth in loans originated through the Bank’s Correspondent Lending delivery channel;
•	the growth in the Bank’s Warehouse Lending (“Warehouse”) portfolio;
•	usage rates on Warehouse lines of credit;
•	the volatility of the Bank’s Warehouse portfolio outstanding balances;
•	the Bank’s ability to maintain and/or grow deposits;
•	the concentrations and volatility of the Bank’s securities sold under agreements to repurchase (“SSUARs”);
•	the Company’s intentions regarding its Trust Preferred Securities (“TPS”);
•	the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to pending or future business acquisitions;
•	future accretion of discounts on loans acquired in the Bank’s 2012 FDIC-assisted transactions and the effect of such accretion on the Bank’s net interest income and net interest margin;
•	future amortization of premiums on loans acquired through the Bank’s Correspondent Lending channel and the effect of such amortization on the Bank’s net interest income and net interest margin;
•	the future financial performance of Tax Refund Solutions (“TRS”), a division of the Republic Processing Group (“RPG”) segment;
•	future Refund Transfer (“RT”) volume for TRS;
•	the future net revenue associated with RTs at TRS;
•	future Easy Advance (“EA”) charge-offs at TRS;
•	the future financial performance of Republic Payment Solutions (“RPS”), a division of RPG;
•	the future financial performance of Republic Credit Solutions (“RCS”), a division of RPG;
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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” ”potential,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made.

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2015 Annual Report on Form 10-K.

PENDING ACQUISITION OF CORNERSTONE BANCORP, INC.

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

The acquisition is expected to close during the second quarter of 2016.  On March 31, 2016, Cornerstone operated four banking centers in the Tampa, Florida metropolitan statistical area, with approximately $250 million in total assets, approximately $190 million in loans and approximately $210 million in deposits.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2  “Pending Business Acquisition” of Part I Item 1 “Financial Statements.”

BUSINESS SEGMENT COMPOSITION

As of March 31, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities.

Table 1 — Segment Information

	Three Months Ended March 31, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$6,750	$1,224	$94	$8,068	$9,667	$17,735
Total assets	3,711,315	393,532	12,965	4,117,812	128,953	4,246,765
Net interest margin	3.08%	3.63%	NM	3.12%	NM	3.78%

	Three Months Ended March 31, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$5,346	$1,114	$135	$6,595	$7,193	$13,788
Total assets	3,380,813	422,652	18,002	3,821,467	130,720	3,952,187
Net interest margin	3.13%	3.62%	NM	3.17%	NM	3.14%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 15 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2016, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 40 full-service banking centers with locations as follows:

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

Commercial Lending — The Bank’s Commercial and Corporate Banking department (the “CCB Department”) is composed of Corporate Banking, Commercial Finance, Municipal Lending, and Republic Realty. Corporate Banking’s marketing focus is locally-based companies within the Bank’s market footprint, typically with revenues of $15 million to $150 million. Commercial and industrial (“C&I”) loans typically include those secured by General Business Assets (“GBA”), which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor.  The Commercial Finance Group targets financing for equipment, typically ranging from $100,000 to $500,000 per unit financed with five to seven year terms. The Municipal Lending Area responds to financing requests from cities and counties, largely in the state of Kentucky and in southern Indiana. Republic Realty is focused on originating stabilized commercial real estate (“CRE”) loans with low leverage and strong cash flows.

In the previous 18 months, while continuing to increase its total commercial-related loan portfolio, the Bank has strived to diversify its commercial loan mix by increasing the ratio of C&I loans to total commercial loans and conversely decreasing the ratio of CRE loans to total commercial loans.

Construction and Land Development Lending — The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Such loans also are made to contractors to build single family dwellings under contract or directly to consumers. Construction loans are generally offered on the same basis as other single family, first lien residential real estate loans, except that a larger percentage down payment is typically required.

The Bank also originates land development loans to real estate developers for the acquisition, development and construction of commercial projects.

Internet Lending — The Bank accepts online loan applications through its website, www.republicbank.com.  Historically, the majority of loans originated through the internet have been within the Bank’s traditional markets of Kentucky and Indiana.  Other states where loans are marketed include California, Colorado, Florida, Illinois, Minnesota, Ohio, Tennessee and Virginia, as well as, the District of Columbia.

Correspondent Lending — Primarily from its Warehouse clients, the Core Bank acquires for investment single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

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

The Bank acquires unsecured consumer installment loans for investment from a third-party originator. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

Indirect Lending – In the fourth quarter of 2015, the Bank initiated a formal indirect lending division to grow its presence in the consumer auto loan market. The program involves establishing relationships with automobile dealers in the Bank’s market footprint and obtaining new loans in a low cost delivery method. Management believes that this initiative also places the Bank in a position to enter floor plan lending in 2016.

The Bank’s other Traditional Banking activities generally consists of the following:

Private Banking — The Bank provides financial products and services to high net worth individuals through its Private Banking Department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of this clientele.

Treasury Management Services — The Bank provides various deposit products designed for commercial business clients located throughout its market areas. Lockbox processing, business on-site deposit, business on-line banking, Internet bill pay, payroll processing, virtual vault, courier service, controlled disbursement accounts, corporate purchasing credit cards, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Bank’s Treasury Management Department.

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

See additional detail regarding the Traditional Banking segment under Footnote 15 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding the Warehouse Lending segment under Footnote 15 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding Mortgage Banking under Footnote 8 “Mortgage Banking Activities” and Footnote 15 “Segment Information” of Part I Item 1 “Financial Statements.”

(IV)  Republic Processing Group segment

All divisions of the RPG segment operate through the Bank.

Tax Refund Solutions division — Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products through third-party tax preparers located throughout the Nation, as well as tax-preparation software providers. Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

RTs are products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the governmental paying authority.

New “Easy Advance” Product

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

TRS offered its new EA tax credit product during the first quarter of 2016. The EA product had the following features during the period it was offered through February 29, 2016:

•	An advance amount of $750 per taxpayer customer;
•	No fee for the EA charged to the taxpayer customer;
•	All fees for the product were paid by the Tax Providers with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;
•	No requirement that the taxpayer customer pay for another bank product, such as an RT;

•	Multiple funds disbursement methods, including direct deposit, prepaid card, check or the Walmart Direct2Cash® product, based on the taxpayer customer’s election;
•	Repayment to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs during the first quarter of 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable tax authority. Unpaid EAs are generally charged-off within 81 days after the taxpayer customer’s tax return is submitted to the applicable tax authority, with the majority of charge-offs expected to occur in the second quarter of 2016.

TRS originated $123 million in EAs during the first quarter of 2016 and reported $5.2 million of interest income under the line item “Loans, including fees.” Income on EAs was partially offset by a $3.6 million provision for loss on EAs. The provision for loss on EAs equated to 2.90% of total EA originations for the quarter. The Company based its provision for loss on EAs on prior year IRS funding patterns with adjustments based on current year IRS funding patterns.    At March 31, 2016, $4 million in EAs remained outstanding past their expected funding date from the IRS, with an allowance for loss of approximately $3 million against this remaining balance.

See additional detail regarding the EA product under Footnote 4  “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions division — The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third party program managers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG segment. The RPS division will not be reported as a separate segment until such time, if any, that it meets reporting thresholds.

Republic Credit Solutions division — The RCS division offers short-term consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30 days-or-more, and are dependent on various factors including the consumer’s ability to repay.

During the third quarter of 2015, one of RCS’ small-dollar consumer loan programs moved beyond the program’s pilot phase.  Under the operation of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest. During the first quarter of 2016, RPG sold approximately $44 million of loans from this program to a third party compared to $2 million during the first quarter of 2015.

OVERVIEW

Net income for the first quarter of 2016 was $17.7 million, representing an increase of $3.9 million, or 29%, compared to the same period in 2015. Diluted earnings per Class A Common Share increased to $0.85 for the quarter ended March 31, 2016 compared to $0.66 for the same period in 2015.

General highlights by business segment for the quarter ended March 31, 2016 consisted of the following:

Traditional Banking segment

•	Net income increased $1.4 million, or 26%, for the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest income.

•

Net interest income increased $2.9 million, or 11%, for the first quarter of 2016 compared to the same period in 2015 primarily driven by growth in average loan balances over the previous 12 months. The Traditional Banking segment net interest margin decreased five basis points for the quarter ended March 31, 2016 to 3.08% from 3.13% during the first quarter of 2015.

•

The Traditional Banking Provision was $480,000 for the first quarter of 2016 compared to $116,000 for the same period in 2015, with Provision expense primarily driven by general loss reserves for growth in performing commercial loans. Total Traditional Bank nonperforming loans to total loans decreased to 0.68% at March 31, 2016 from 0.92% at March 31, 2015. Total Traditional Bank delinquent loans to total loans decreased to 0.29% at March 31, 2016 from 0.57% at March 31, 2015.

•

Total noninterest income increased $713,000, or 13%, for the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in interchange income along with an improvement in net gains (losses) on OREO.

•

Total noninterest expense increased $1.5 million, or 6%, during the first quarter of 2016 compared to the first quarter of 2015 primarily due to an increase in salaries and employee benefits expense driven by the addition of Traditional Bank staff over the previous 12 months.

•

Traditional Bank deposits increased by $147 million, or 6%, from December 31, 2015 to March 31, 2016, with noninterest-bearing deposits increasing $65 million, or 11%, and interest-bearing deposits increasing approximately $82 million, or 4%.

Warehouse Lending segment

•	Net income increased $110,000, or 10%, for the first quarter of 2016 compared to the same period in 2015, primarily due to an increase in net interest income.

•

Net interest income increased $114,000, or 4%, for the first quarter of 2016 compared to the same period in 2015, primarily driven by an increase in outstanding commitments over the previous 12 months combined with relatively high usage rates on Warehouse lines for the first quarter of 2016. The Warehouse segment net interest margin increased one basis point from the first quarter of 2015 to 3.63% for the same period in 2016.

•

The Warehouse Provision was $18,000 for the first quarter of 2016 compared to $259,000 for the same period in 2015, with the higher Provision in 2015 reflecting general loss reserves for higher growth in outstanding balances during the period.  There were no Warehouse lines considered nonperforming or delinquent at March 31, 2016 and 2015.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $92,000, or 7%, during the first quarter of 2016 compared to the same period in 2015.

•

Overall, Republic’s proceeds from the sale of secondary market loans totaled $35 million during the first quarter of 2016 compared to $41 million during the same period in 2015.  Volume during both periods benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

•

Net income increased $2.5 million, or 34%, for the first quarter of 2016 compared to the same period in 2015.  The higher net income was primarily driven by an increase in net RT fees during the first quarter of 2016 complemented by net revenues from the introduction of the EA product during the first quarter of 2016.

•

Net interest income increased $7.5 million for the first quarter of 2016 compared to the same period in 2015, primarily due to the introduction of the EA product during the first quarter of 2016. The TRS division earned $5.2 million in loan fees on EAs during the first quarter of 2016.

•

Overall, RPG recorded a net charge to the Provision of $4.7 million during the first quarter of 2016, compared to a net credit of $190,000 for the same period in 2015. Provisions of $3.6 million for the EA product primarily drove the increase in the Provision from period to period.

•

Noninterest income increased $1.3 million  for the first quarter of 2016 compared to the same period in 2015, primarily due to an increase RT volume from the first quarter of 2015. Net RT fees increased $1.7 million, or 11%, during the first quarter of 2016 compared to the same period in 2015.

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

Total Company net interest income increased $10.4 million, or 36%, during the first quarter of 2016 compared to the same period in 2015.  The primary drivers of the increase in total Company net interest income were the introduction of the EA product and growth in the Company’s quarterly average loans. The total Company net interest margin increased to 3.78% during the first quarter of 2016 compared to 3.14% for the same period in 2015, with higher margins on the newly introduced EA product the primary driver of the increase in the Company’s net interest margin.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $2.9 million, or 11%, for the quarter ended March 31, 2016 compared to the same period in 2015.  The Traditional Banking net interest margin was 3.08% for the first quarter of 2016, a decrease of five basis points from the same period in 2015.

The increase in the Traditional Bank’s net interest income and the decrease in the net interest margin during the first quarter of 2016 were primarily attributable to the following factors:

•

Traditional Bank loans, excluding loans acquired through the Company’s 2012 FDIC-assisted transactions, experienced yield compression of eight basis points from the first quarter of 2015.  Average loans outstanding, excluding loans from the 2012 FDIC-assisted transactions, were $2.9 billion with a weighted average yield of 4.02% during the first quarter of 2016 compared to $2.7 billion with a weighted average yield of 4.10% during the first quarter of 2015. The overall effect of these changes in rate and volume was an increase of $1.8 million in interest income. The increase in average loans for the first quarter of 2016 over the first quarter of 2015 was driven primarily by growth in the Bank’s CRE, C&I and HELOC portfolios over the previous 12 months. The Company strategically promoted and grew these portfolios while choosing to limit the growth of its residential real estate portfolio over the previous 12 months.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was higher during the first quarter of 2016 compared to the same period in 2015 primarily due to a higher rate of favorable payoffs on the portfolio. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during the first quarter of 2016 from this portfolio was $759,000 compared to $141,000 for the same period in 2015. Overall, the average balance of the portfolio was $24 million with a yield of 18.94% during the first quarter of 2016 compared to $39 million with a yield of 6.97% for 2015. The overall effect of these changes in rate and volume was an increase of $446,000 in interest income.

•

The Company’s subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. During the first quarter of 2016, the note’s coupon rate was 2.02% based on the LIBOR index, or approximately 4.00% lower than the note’s coupon rate during the first quarter of 2015. The lower rate equated to $418,000 less in interest expense for the first quarter of 2016 compared to the same period in 2015. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company elected not to redeem its subordinated note on April 1, 2016.

The Federal Funds Target Rate (“FFTR”), the index that many of the Bank’s short-term deposit rates track, increased for the first time in nine years during December 2015.  Additionally, the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) has provided further guidance that additional FFTR increases are possible during the remainder of 2016. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  The Bank is unable to precisely determine its net interest income and net interest margin in the future because several factors remain unknown, including, but not limited to, the actual steepness of the interest rate yield curve, the future demand for the Bank’s financial products and its overall future liquidity needs, among many other factors.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $114,000, or 4%,  for the first quarter of 2016 compared to the same period in 2015. The increase in net interest income was primarily attributable to higher average outstanding balances for the current period as compared to the same period in 2015.

Total Warehouse line commitments increased to $673 million at March 31, 2016 from $563 million at March 31, 2015. Average line usage on these commitments remained relatively high at 47% during the first quarter of 2016 compared to 50% during the first quarter of 2015. Usage rates during both quarters benefitted from continued low, long-term mortgage rates during the periods. The yield for Warehouse lines of credit during the first quarter of 2016 increased 16 basis points from the same period in 2015, as a favorable variance resulting from an increase in short-term interest rates was partially offset by a negative variance from competitive pricing pressures.

Driven by the increase in outstanding commitments together with a relatively strong usage rate, average outstanding Warehouse lines of credit during the first quarter of 2016 increased $12 million, or 4%, compared to the same period in 2015.  Average outstanding warehouse lines were $293 million during the first quarter of 2016 with a weighted average yield of 4.01%, compared to average outstanding lines of $281 million with a weighted average yield of 3.85% for the same period in 2015.

Republic Processing Group segment

Net interest income within the RPG segment increased $7.5 million for the first quarter of 2016 compared to the same period in 2015.  The increase in RPG’s net interest income was primarily attributed to the following factors:

•	The TRS division’s newly introduced EA product earned $5.2 million in interest income during the first three months of 2016.

See additional detail regarding the EA product under Footnote 4  “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

•

The TRS division has a short-term commercial loan relationship with one of the Company’s third-party program managers in the tax business. TRS earned $1.1 million in loan fees from this relationship during the first three months of 2016 compared to $450,000 in loan fees for the same period in 2015.

•

Short-term, consumer credit products through the RCS division of RPG earned $1.6 million during the first quarter of 2016 compared to $92,000 for the same period in 2015, driven by the previously mentioned growth in one of RCS’ loan programs, as the Company moved beyond the pilot phase for this particular program during the third quarter of 2015.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$581,869	$2,157	1.48%	$524,883	$2,070	1.58%
Federal funds sold and other interest-earning deposits	298,250	429	0.58	142,172	100	0.28
RPG Easy Advance loans and fees(2)	20,044	5,209	103.95	—	—	—
Other RPG loans and fees(2)(3)	29,526	2,757	37.35	14,758	609	16.51
Warehouse lines of credit and fees(2)(3)	292,574	2,932	4.01	281,005	2,705	3.85
All other loans and fees(2)(3)	2,950,545	30,531	4.14	2,733,304	28,277	4.14

Total interest-earning assets	4,172,808	44,015	4.22	3,696,122	33,761	3.65

Allowance for loan and lease losses	(29,260)			(24,542)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	159,357			131,122
Premises and equipment, net	30,811			33,938
Bank owned life insurance	53,032			51,576
Other assets(1)	50,095			56,311
Total assets	$4,436,843			$3,944,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$878,863	$180	0.08%	$791,336	$125	0.06%
Money market accounts	524,379	229	0.17	476,258	180	0.15
Time deposits	209,078	553	1.06	194,543	425	0.87
Brokered money market and brokered certificates of deposit	291,401	430	0.59	173,842	414	0.95

Total interest-bearing deposits	1,903,721	1,392	0.29	1,635,979	1,144	0.28

Securities sold under agreements to repurchase and other short-term borrowings	407,698	25	0.02	391,421	38	0.04
Federal Home Loan Bank advances	552,082	2,953	2.14	567,934	2,928	2.06
Subordinated note	41,240	211	2.05	41,240	629	6.10

Total interest-bearing liabilities	2,904,741	4,581	0.63	2,636,574	4,739	0.72

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	916,691			719,581
Other liabilities	27,818			20,873
Stockholders’ equity	587,593			567,499
Total liabilities and stockholders’ equity	$4,436,843			$3,944,527

Net interest income		$39,434			$29,022

Net interest spread			3.59%			2.93%

Net interest margin			3.78%			3.14%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The total amount of loan fee income included in total interest income was $9.8 million and $1.8 million for the three months ended March 31, 2016 and 2015.
(3)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts and fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2016
	Compared to
	Three Months Ended March 31, 2015
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$87	$216	$(129)
Federal funds sold and other interest-earning deposits	329	168	161
RPG Easy Advance fees	5,209	5,209	—
Other RPG loans and fees	2,148	950	1,198
Warehouse lines of credit and fees	227	114	113
All other loans and fees	2,254	2,248	6

Net change in interest income	10,254	8,905	1,349

Interest expense:

Transaction accounts	55	15	40
Money market accounts	49	19	30
Time deposits	128	34	94
Brokered money market and brokered certificates of deposit	16	212	(196)
Securities sold under agreements to repurchase and other short-term borrowings	(13)	2	(15)
Federal Home Loan Bank advances	25	(83)	108
Subordinated note	(418)	—	(418)

Net change in interest expense	(158)	199	(357)

Net change in net interest income	$10,412	$8,706	$1,706

Provision for Loan and Lease Losses

The Company recorded a Provision of $5.2 million for the first quarter 2016, compared to $185,000 for the same period in 2015.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2016 was $480,000, compared to $116,000 for the first quarter of 2015. An analysis of the Provision for the first quarter of 2016 compared to the same period in 2015 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $527,000 and $363,000 to the Provision during the first quarters of 2016 and 2015.  The net charges in both periods were primarily driven by general reserves for commercial loan growth.

•

The Bank posted net credits of $114,000 and $257,000 to the Traditional Bank’s Provision during the first quarters of 2016 and 2015 primarily attributable to the generally positive dispositions of several purchased credit impaired (“PCI”) loans from its 2012 FDIC-assisted transactions, which led to a recovery of previously required loss reserves for these loans.

As a percentage of total loans, the Traditional Banking Allowance was 0.85% at both March 31, 2016 and December 31, 2015 compared to 0.86% at March 31, 2015.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at March 31, 2016.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $18,000 for the first quarter of 2016, a $241,000 decrease from the same period in 2015.  Provision expense for both periods reflects general reserves for growth in outstanding balances. Outstanding Warehouse balances increased $7 million during the first quarter of 2016 compared to growth of $104 million during the first quarter of 2015.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at March 31, 2016, December 31, 2015 and March 31, 2015.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at March 31, 2016.

Republic Processing Group segment

RPG recorded a net charge to the Provision of $4.7 million during the first quarter of 2016, an increase of $4.9 million compared to same period in 2015. The increase in Provision was primarily attributable to the introduction of the EA product during the first quarter of 2016.

The TRS division of RPG recorded a provision for loan loss of $3.6 million during the first quarter of 2016 on its new EA product, which equated to 2.90% of total EA originations for the quarter. The Bank based its provision for loss on the EA product on prior year IRS funding patterns, adjusting for current-year funding patterns as the 2016 tax season progressed.  Of the $123 million in EAs originated, $4 million remained outstanding at March 31, 2016, with the Bank applying an Allowance of $3 million against this remaining balance.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 4  “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Partially offsetting the Provision related to EAs, the TRS division recorded recoveries of $247,000 during the first quarter of 2016 on its former Refund Anticipation Loan (“RAL”) product, which was discontinued after the 2012 tax season. This compares to $195,000 of RAL recoveries during the same period in 2015. While the RAL product was discontinued after the 2012 tax season, the Bank still receives recoveries of previously charged-off RALs.

Additionally, the Bank recorded charges of $1.4 million and $5,000 to the Provision during the first quarters of 2016 and 2015 associated with growth in the RCS division’s short-term consumer loans. The increase in Provision for RPG during the quarter was primarily driven by growth in one of RCS’ loan programs, as the Company moved beyond the pilot phase for this particular program during the third quarter of 2015.

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015

Allowance at beginning of period	$27,491	$24,410

Charge-offs:

Residential real estate
Owner occupied	(144)	(136)
Owner occupied - correspondent	—	—
Non owner occupied	(44)	—
Commercial real estate	(41)	(7)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(44)	—
Commercial & industrial	—	(29)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(35)	(51)
Consumer:
RPG loans	(1,251)	(5)
Credit cards	(12)	(40)
Overdrafts	(161)	(146)
Purchased whole loans	(59)	(12)
Other consumer	(72)	(71)
Total charge-offs	(1,863)	(497)

Recoveries:

Residential real estate
Owner occupied	74	60
Owner occupied - correspondent	—	—
Non owner occupied	—	3
Commercial real estate	27	9
Commercial real estate - purchased whole loans	—	—
Construction & land development	20	—
Commercial & industrial	4	29
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	26	37
Consumer:
RPG loans	333	195
Credit cards	9	13
Overdrafts	76	88
Purchased whole loans	92	—
Other consumer	—	99
Total recoveries	661	533
Net loan charge-offs	(1,202)	36

Provision - Core Banking	498	375
Provision - RPG	4,688	(190)
Total Provision	5,186	185
Allowance at end of period	$31,475	$24,631

Credit Quality Ratios:

Allowance to total loans	0.94%	0.78%
Allowance to nonperforming loans	158	99
Net loan charge-offs to average loans (annualized) - Total Company	0.15	0.00
Net loan charge-offs to average loans (annualized) - Core Bank	0.04	0.02

Noninterest Income

Noninterest income increased $1.9 million,  or 8%, during the first quarter of 2016 compared to the same period in 2015. The most significant components comprising the total Company’s increase in noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $713,000, or $13%, for the first quarter of 2016 compared to the same period in 2015.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

Interchange income increased to $2.1 million during the first quarter of 2016 from $1.6 million during the first quarter of 2015, with debit interchange increasing $324,000 and credit interchange increasing $118,000.  Drivers of these increases follow:

•

The higher revenue for debit-related transactions was primarily the result of growth in retail checking accounts and an increase in customer use of signature-based transactions. Management attributes the increased use of signature-based transactions to the Bank’s new chip-enabled debit cards, which offer enhanced security over traditional magstripe-only cards.

•

The higher revenue for credit-related transactions was primarily due to an increase in purchasing activity resulting from activity in the Bank’s small business and purchasing cards, which the Bank has promoted heavily over the previous 12 months.

Net gains/(losses) on OREO improved $367,000, as the Bank’s OREO portfolio declined over $5 million over the previous 12 months.

Service charges on deposit accounts increased from $3.0 million for the first quarter of 2015 to $3.1 million for the first quarter of 2016.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended March 31, 2016 and 2015 were $1.8 million and $1.7 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended March 31, 2016 and 2015 were $380,000 and $377,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $92,000, or 7%, during the first quarter of 2016 compared to the same period in 2015.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $35 million during the first quarter of 2016 compared to $41 million during the same period in 2015.  Republic’s net gains as a percentage of loans sold increased from 3.00% during the first quarter of 2015 to 3.13% during the first quarter of 2016.  Volume during the first quarters of 2016 and 2015 benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

Within the RPG segment, noninterest income increased $1.3 million during the first quarter of 2016 compared to the same period in 2015.  The increase is primarily due to an 11% increase in net RT revenue from the first quarter of 2015, primarily driven by an increase in RT volume.

Additionally, RPG program fees increased $91,000 to $319,000 for the first quarter of 2016 from $228,000 for the same period in 2015.  The increase in RPG program fees resulted from the previously discussed increase in volume from one of the RCS’ small-dollar consumer loan programs.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest in these loans.  During the first quarter of 2016, the Company sold approximately $44 million of loans from this program compared to $2 million during the first quarter of 2015.

Noninterest Expenses

Total Company noninterest expenses increased $1.5 million, or 5%, during the first quarter of 2016 compared to the same period in 2015. The most significant components comprising the increase in noninterest expense by business segment were as follows:

Traditional Banking segment

For the first quarter of 2016 compared to the same period in 2015, Traditional Banking noninterest expenses increased $1.5 million, or 6%.

Salaries and benefits increased $1.4 million, or 11%, for the first quarter of 2016 compared to the same period in 2015, primarily due to an increase of 62 full-time-equivalent employees over the previous 12 months.

Data processing expenses increased $387,000, or 49%, primarily due to $145,000 in conversion-related expenses for the Company’s pending acquisition of Cornerstone Bancorp, Inc.

Offsetting the increases above, OREO expense decreased $140,000, or 64%, consistent with a $5 million decrease in the Company’s OREO properties over the previous 12 months.

Legal and professional fees decreased $347,000, or 34%, from the first quarter of 2015 primarily due to a decrease in legal-related collection expenses.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2016 AND December 31, 2015

Loan Portfolio

Table 5 — Loan Portfolio Composition

(in thousands)	March 31, 2016	December 31, 2015

Residential real estate:
Owner occupied	$1,055,192	$1,081,934
Owner occupied - correspondent*	242,902	249,344
Non owner occupied	124,225	116,294
Commercial real estate	835,510	824,887
Commercial real estate - purchased whole loans*	35,878	35,674
Construction & land development	62,405	66,500
Commercial & industrial	239,010	229,721
Lease financing receivables	9,199	8,905
Warehouse lines of credit	393,986	386,729
Home equity	298,063	289,194
Consumer:
RPG loans*	13,367	7,204
Credit cards	11,862	11,068
Overdrafts	808	685
Purchased whole loans*	7,653	5,892
Other consumer	21,909	12,579
Total loans**	3,351,969	3,326,610
Allowance for loan and lease losses	(31,475)	(27,491)

Total loans, net	$3,320,494	$3,299,119

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $25 million, or 1%, during 2016 to $3.4 billion at March 31, 2016.

Warehouse Lines of Credit

As of March 31, 2016, the Bank had $394 million outstanding on total committed Warehouse credit lines of $673 million.  As of December 31, 2015, the Bank had $387 million outstanding on total committed Warehouse credit lines of $728 million.  The $7 million increase in outstanding balances was due primarily to favorable mortgage interest rates driving overall usage of the Bank’s Warehouse lines higher at the end of the first quarter 2016.

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

The general component of the Allowance covers loans collectively evaluated for impairment and is based on historical loss experience, with potential adjustments for current relevant qualitative factors. Historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are included in the general component unless the loans are classified as TDRs or on nonaccrual.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

The Bank’s Allowance increased $4 million, or 14%, during the first three months of 2016 to $31 million at March 31, 2016. As a percent of total loans, the Allowance increased to 0.94% at March 31, 2016  compared to 0.83% at December 31, 2015.

The $4 million increase in the Bank’s Allowance during the first three months of 2016 was primarily driven by reserves for RPG’s new EA product.  The Bank maintained an Allowance of $3 million as of March 31, 2016 related to RPG’s new EA product, with no similar Allowance as of December 31, 2015.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 4  “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Excluding the EA product, the Bank’s Allowance increased $816,000 during the first three months of the 2016, with $581,000 of the increase primarily driven by an increase in RCS small-dollar loans originated through the RPG segment and $235,000 driven by an increase in loans originated through Core Banking operations.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $6 million during the first three months of 2016 primarily due to payoffs and paydowns during the first three months of 2016.

Table 6 — Classified and Special Mention Loans

(in thousands)	March 31, 2016	December 31, 2015

Loss	$—	$—
Doubtful	—	—
Substandard	25,673	27,833
Purchased Credit Impaired - Substandard	—	—
Total Classified Loans	25,673	27,833

Special Mention	29,078	31,312
Purchased Credit Impaired - Group 1	11,216	12,543
Total Special Mention Loans	40,294	43,855

Total Classified and Special Mention Loans	$65,967	$71,688

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $11 million and $12 million at March 31, 2016 and December 31, 2015.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.59% at March 31, 2016 from 0.66% at December 31, 2015, as the total balance of nonperforming loans decreased by $2 million, or 9%, while total loans increased $25 million, or 1% during the first three months of 2016.

Table 7 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	March 31, 2016	December 31, 2015

Loans on nonaccrual status*	$19,907	$21,712
Loans past due 90-days-or-more and still on accrual**	—	224
Total nonperforming loans	19,907	21,936
Other real estate owned	1,280	1,220
Total nonperforming assets	$21,187	$23,156

Credit Quality Ratios:
Nonperforming loans to total loans	0.59%	0.66%
Nonperforming assets to total loans (including OREO)	0.63	0.70
Nonperforming assets to total assets	0.50	0.55

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

**For all periods presented, loans past due 90-days-or-more and still accruing consist entirely of PCI loans.

Approximately $16 million, or 79%, of the Bank’s total nonperforming loans at March 31, 2016 was concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s nonperforming residential real estate concentration was $16 million, or 73%, as of December 31, 2015.

Approximately $4 million, or 19%, of the Bank’s total nonperforming loans was concentrated in the CRE and construction and land development portfolios as of March 31, 2016,  compared to  $6 million, or 26%, at December 31, 2015. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

Table 8 — Nonperforming Loan Composition

	March 31, 2016		December 31, 2015
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$12,948	1.23%	$13,197	1.22%
Owner occupied - correspondent	—	—	—	—
Non owner occupied	990	0.80	935	0.80
Commercial real estate	3,788	0.45	4,165	0.50
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	86	0.14	1,589	2.39
Commercial & industrial	193	0.08	194	0.08
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,840	0.62	1,793	0.62
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	62	0.28	63	0.50

Total nonperforming loans	$19,907	0.59	$21,936	0.66

Table 9 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2016		Balance		> $100 <=		Balance >		Total
(dollars in thousands)	No.	<= $100	No.	$500	No.	$500	No.	Balance

Residential real estate:
Owner occupied	122	$5,900	33	$5,935	2	$1,113	157	$12,948
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	6	160	—	—	1	830	7	990
Commercial real estate	2	68	6	1,611	2	2,109	10	3,788
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	1	86	—	—	—	—	1	86
Commercial & industrial	—	—	1	193	—	—	1	193
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	26	734	5	1,106	—	—	31	1,840
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	20	62	—	—	—	—	20	62

Total	177	$7,010	45	$8,845	5	$4,052	227	$19,907

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2015		Balance		> $100 <=		Balance >		Total
(dollars in thousands)	No.	<= $100	No.	$500	No.	$500	No.	Balance

Residential real estate:
Owner occupied	125	$6,313	34	$6,287	1	$597	160	$13,197
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	5	87	—	—	1	848	6	935
Commercial real estate	2	69	8	1,972	3	2,124	13	4,165
Commercial real estate - purchased whole loans	—	—	—	—			—	—
Construction & land development	1	89	—	—	1	1,500	2	1,589
Commercial & industrial	—	—	1	194	—	—	1	194
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	530	6	1,263	—	—	31	1,793
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	19	63	—	—	—	—	19	63

Total	177	$7,151	49	$9,716	6	$5,069	232	$21,936

Approximately $4 million in nonperforming loans at December 31, 2015, were removed from the nonperforming loan classification during the first three months of 2016. Approximately $47,000, or 1%, of these loans were removed from the nonperforming category because they were charged-off. Approximately $472,000, or 13%, in loan balances were transferred to OREO, with $3 million, or 86%, refinanced at other financial institutions.

Based on the Bank’s review of its loan portfolio at March 31, 2016,  management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Table 10 — Rollforward of Nonperforming Loan Activity

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Nonperforming loans at beginning of period	$21,936	$23,659
Loans added to nonperforming status	1,869	2,940
Loans removed from nonperforming status (see table below)	(3,542)	(1,212)
Principal paydowns	(356)	(392)

Nonperforming loans at end of period	$19,907	$24,995

Table 11 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Loans charged-off	$(47)	$(43)
Loans transferred to OREO	(472)	(305)
Loans refinanced at other institutions	(3,023)	(732)
Loans returned to accrual status	—	(132)

Total nonperforming loans removed from nonperforming status	$(3,542)	$(1,212)

Delinquent Loans

Delinquent loans to total loans decreased to 0.26% at March 31, 2016, from 0.35% at December 31, 2015, as the total balance of delinquent loans decreased by $3 million, or 26%. With the exception of PCI loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2016 and December 31, 2015 were on nonaccrual status.

The composition of the Bank’s delinquent loans follows:

Table 12 — Delinquent Loan Composition(1)

	March 31, 2016		December 31, 2015
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$5,971	0.57%	$6,882	0.64%
Owner occupied - correspondent	—	—	—	—
Non owner occupied	117	0.09	53	0.05
Commercial real estate	458	0.05	1,111	0.13
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	—	—	1,500	2.26
Commercial & industrial	193	0.08	299	0.13
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,407	0.47	1,393	0.48
Consumer:		—
RPG loans	250	1.87	246	3.41
Credit cards	34	0.29	12	0.11
Overdrafts	131	16.21	133	19.42
Purchased whole loans	53	0.69	47	0.80
Other consumer	43	0.20	55	0.44

Total delinquent loans	$8,657	0.26	$11,731	0.35

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

As detailed in the preceding table, past due loans concentrated within the residential real estate category decreased $833,000, or 10%, from December 31, 2015 to March 31, 2016, while construction & land development, CRE and C&I delinquencies decreased $2 million, or 78%, for the same period.

Approximately $6 million in delinquent loans at December 31, 2015, were removed from delinquent status as of March 31, 2016.  Approximately $47,000, or 1%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $472,000, or 8%, in loan balances were transferred to OREO with $3 million, or 43%, refinanced at other financial institutions.  The remaining $3 million, or 48%, in delinquent loans were paid current in 2016.

Table 13 — Rollforward of Delinquent Loan Activity

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Delinquent loans at beginning of period	$11,731	$15,851
Loans that became delinquent during the period	3,195	4,600
Delinquent loans removed from delinquent status (see table below)	(6,237)	(4,747)
Principal paydowns of loans delinquent in both periods	(32)	(193)

Delinquent loans at end of period	$8,657	$15,511

Table 14 — Detail of Delinquent Loans Removed From Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Loans charged-off	$(47)	$(58)
Loans transferred to OREO	(472)	(305)
Loans refinanced at other institutions	(2,690)	(1,317)
Loans paid current	(3,028)	(3,067)

Total delinquent loans removed from delinquent status	$(6,237)	$(4,747)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $61 million at March 31, 2016 compared to $66 million at December 31, 2015,  a decrease of $5 million during the first three months of 2016.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of March 31, 2016, the Bank had $46 million in TDRs, of which $11 million were also on nonaccrual status. As of December 31, 2015, the Bank had $50 million in TDRs, of which $12 million were also on nonaccrual status.

The composition of the Bank’s impaired loans follows:

Table 15 — Impaired Loan Composition

(in thousands)	March 31, 2016	December 31, 2015

Troubled debt restructurings	$46,167	$49,580
Impaired loans (which are not TDRs)	15,138	16,543

Total impaired loans	$61,305	$66,123

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 16 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value >		Carrying		Total
March 31, 2016		Value <=		$100 <=		Value >		Carrying
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Value

Residential real estate	4	$111	4	$562	—	$—	8	$673
Commercial real estate	—	—	1	307	—	—	1	307
Construction & land development	—	—	1	300	—	—	1	300

Total	4	$111	6	$1,169	—	$—	10	$1,280

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value >		Carrying		Total
December 31, 2015		Value <=		$100 <=		Value >		Carrying
(dollars in thousands)	No.	$100	No.	$500	No.	$500	No.	Value

Residential real estate	3	$193	2	$285	—	$—	5	$478
Commercial real estate	1	54	1	388	—	—	2	442
Construction & land development	—	—	1	300	—	—	1	300

Total	4	$247	4	$973	—	$—	8	$1,220

Table 17 — Rollforward of Other Real Estate Owned Activity

	Three Months Ended
	March 31,
(in thousands)	2016	2015

OREO at beginning of period	$1,220	$11,243
Transfer from loans to OREO	656	332
Proceeds from sale*	(844)	(4,720)
Net gain on sale	248	365
Writedowns	—	(484)

OREO at end of period	$1,280	$6,736

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $53 million of BOLI on its consolidated balance sheet at March 31, 2016 and December 31, 2015.

Deposits

Table 18 — Deposit Composition

(in thousands)	March 31, 2016	December 31, 2015

Demand	$775,929	$783,054
Money market accounts	524,378	501,059
Brokered money market accounts	250,032	200,126
Savings	130,802	117,408
Individual retirement accounts*	36,783	36,016
Time deposits, $250 and over*	43,714	42,775
Other certificates of deposit*	129,976	127,878
Brokered certificates of deposit*	44,086	44,298

Total interest-bearing deposits	1,935,700	1,852,614
Total noninterest-bearing deposits	800,946	634,863

Total deposits	$2,736,646	$2,487,477

* Represents a time deposit.

Total Company deposits increased $249 million, or 10%, from December 31, 2015 to $2.7 billion at March 31, 2016. Total Company interest-bearing deposits increased $83 million, or 4%, while total Company noninterest bearing deposits increased $166 million, or 26%.

Noninterest-bearing accounts related to the RPG segment accounted for approximately $102 million, or 62%, of the overall increase in noninterest bearing accounts during the first three months of 2016. The increase in RPG noninterest-bearing deposits was primarily driven by short-term float associated with client tax refund proceeds from the TRS division of RPG. Substantially all of this float is expected to exit the Bank by June 30, 2016.

Of the remaining $64 million increase in noninterest bearing deposits, $15 million related to one commercial client, with the remaining $49 million increase generally spread among numerous clients, primarily commercial accounts.

Within the interest-bearing category, money market balances increased $23 million while brokered money market deposits increased $50 million.  With regard to the increase in brokered money market deposits, the Bank gathered $50 million of brokered money market deposits though a brokered one-way buy program during December 2015 and an additional $50 million during January 2016 in order to increase its overall liquidity position and to support its Easy Advance program for the 2016 tax season for RPG.

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

SSUARs decreased approximately $76 million, or 19%, during the first three months of 2016.  Driven by seasonal cash flow needs, three large corporate clients accounted for $71 million, or 94%, of the decrease during the first three months of 2016. The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances decreased $182 million, or 26%, from December 31, 2015 to $518 million at March 31, 2016. The Bank held no overnight advances as of March 31, 2016,  compared to $150 million in overnight advances at a rate of 0.35% held at December 31, 2015.  Additionally, the Bank obtained no additional long-term fixed rate advances during the first three months of 2016,  while  $32 million of advances at a rate of 2.23% matured and were paid off during the period.

The Company’s usage of FHLB advances declined during the quarter due to excess short-term cash the Company had available from its TRS division. Management anticipates its usage of FHLB advances to increase during the next quarter as this short-term cash exits the Company.

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

Interest Rate Swaps

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the 3-month the LIBOR or the overall changes in cash flows on certain money market deposit accounts tied to one-month LIBOR.  The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant.

Non-hedge Interest Rate Swaps

During 2015, the Bank began entering into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments, the Bank enters into offsetting positions in order to minimize the Bank’s interest rate risk.  These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

See Footnote 9 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 137% at March 31, 2016 and 148% at December 31, 2015. At March 31, 2016 and December 31, 2015, the Bank had cash and cash equivalents on-hand of $198 million and $210 million. In addition, the Bank had available collateral to borrow an additional $734 million and $567 million from the FHLB at March 31, 2016 and December 31, 2015. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $170 million available through various other financial institutions as of March 31, 2016 and December 31, 2015.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2016 and December 31, 2015, these pledged investment securities had a fair value of $447 million and $490 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2016, the Bank had approximately $516 million in deposits from 72 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $339 million, or 66%, of the total balance at March 31, 2016. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its on-going success of growing loans and its overall use of non-core funding sources, the Bank has approached, and in some cases fallen short of, its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  In addition, the Bank’s Board of Directors adopted an internal liquidity policy in January 2016 with an additional liquidity ratio requirement related to unencumbered liquid assets to total assets.  As of March 31, 2016, the Bank was not in compliance with its policy limit for its new unencumbered liquid assets to total assets ratio.

In the near term, the Bank’s management intends to improve its unencumbered liquid assets to total assets ratio by reducing its reliance on securities sold under agreements to repurchase, in order to unencumber a portion of its securities portfolio.  In addition, the Bank will also consider increasing its investment securities portfolio as a percentage of the Bank’s total assets.

In order to accomplish both of these strategies in the near term, the Bank will likely need to increase its overall use of FHLB advances, which represent a non-core funding source.  This short-term strategy could have negative impact on the Company’s current earnings and some of its performance ratios.  On a longer-term basis, management intends to increase the Bank’s deposits through a new digital platform offering, and if necessary, through the Bank’s traditional retail branch network.  If the above short-term and longer-term strategies are not successful in improving the Bank’s overall liquidity position, management believes the Bank’s liquidity can be improved through other alternative funding sources.

Capital

Total stockholders’ equity increased from $577 million at December 31, 2015 to $592 million at March 31, 2016. The increase in stockholders’ equity was primarily attributable to net income earned during 2016 reduced by cash dividends declared.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

Capital Standards — Effective January 1, 2015 the Company and the Bank became subject to the capital regulations in accordance with Basel III. These regulations established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer. The regulations included revisions to the definition of capital and changes in the risk-weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5% Common Equity Tier 1 Risk Based Capital ratio, an 8.0% Tier 1 Risk Based Capital ratio, a 10.0% Total Risk Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk Based capital above their minimum risk-based capital requirements. The capital conservation buffer phases in over time based on the following schedule: a capital conservation buffer of .0625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2016, RB&T could, without prior approval, declare dividends of approximately $46 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Common Equity Tier I Risk Based, Tier I Risk Based and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.24% at March 31, 2016 compared to 14.33% at December 31, 2015. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on April 1, 2016, and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 19 — Capital Ratios

	As of March 31, 2016		As of December 31, 2015
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$649,725	20.83%	$631,820	20.58%
Republic Bank & Trust Company	512,242	16.43	494,575	16.12

Common equity tier 1 capital to risk weighted
Republic Bancorp, Inc.	$578,250	18.54%	$564,329	18.39%
Republic Bank & Trust Company	480,767	15.43	467,084	15.23

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$618,250	19.83%	$604,329	19.69%
Republic Bank & Trust Company	480,767	15.43	467,084	15.23

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$618,250	13.97%	$604,329	14.82%
Republic Bank & Trust Company	480,767	10.88	467,084	11.46

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

As of March 31, 2016, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of March 31, 2016 was not considered meaningful and is not presented by the Bank because decreases in the Fed Funds Target Rate were considered unlikely as of March 31, 2016. The Federal Open Market Committee raised the FFTR for the first time in nine years during December 2015 from between 0.00% and 0.25% to 0.25% and 0.50%, with further guidance suggesting that increases to the FFTR were more likely than not during 2016.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2016 and ending March 31, 2017 based on instantaneous movements in interest rates equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees and the impact of the RPG business segment.

Table 20 — Bank Interest Rate Sensitivity as of March 31, 2016

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	3.70%	3.50%	2.70%	0.80%
Board policy limit on % change from base	(4.00)	(8.00)	(12.00)	(16.00)

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2016 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—
February 1 - February 29	—	—	—
March 1 - March 31	—	—	—
Total	—	$—	—	293,750

The Company did not repurchase any shares during the first quarter of 2016, and there were no shares exchanged for stock option exercises during this period. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2016, the Company had 293,750 shares that could be repurchased under its current share repurchase programs.

During the first quarter of 2016, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months ended March 31, 2016 and 2015, (iii) Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2016, (iv) Consolidated Statements of Cash Flows for the Three Months ended March 31,  2016 and 2015 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 10, 2016	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 10 , 2016	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer