Form 10-Q
period 2016-06-30
REPUBLIC BANCORP INC /KY/
filed 2016-08-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2016, was 18,616,863 and 2,245,184.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	June 30,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$142,979	$210,082
Securities available for sale	514,846	517,058
Securities held to maturity (fair value of $36,336 in 2016 and $39,196 in 2015)	36,181	38,727
Mortgage loans held for sale, at fair value	12,280	4,083
Mortgage loans held for sale, at lower of cost or fair value	74,430	—
Consumer loans held for sale, at fair value	6,826	—
Consumer loans held for sale, at the lower of cost or fair value	1,122	514
Loans	3,691,323	3,326,610
Allowance for loan and lease losses	(29,308)	(27,491)
Loans, net	3,662,015	3,299,119
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	42,956	31,106
Goodwill	16,313	10,168
Other real estate owned	1,503	1,220
Bank owned life insurance	60,986	52,817
Other assets and accrued interest receivable	46,277	37,187

TOTAL ASSETS	$4,646,922	$4,230,289

LIABILITIES

Deposits:
Noninterest-bearing	$867,095	$634,863
Interest-bearing	1,988,952	1,852,614
Total deposits	2,856,047	2,487,477

Securities sold under agreements to repurchase and other short-term borrowings	126,124	395,433
Federal Home Loan Bank advances	987,500	699,500
Subordinated note	45,364	41,240
Other liabilities and accrued interest payable	36,864	30,092

Total liabilities	4,051,899	3,653,742

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,906	4,915
Additional paid in capital	137,315	136,910
Retained earnings	449,487	432,673
Accumulated other comprehensive income	3,315	2,049

Total stockholders’ equity	595,023	576,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,646,922	$4,230,289

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME:

Loans, including fees	$37,746	$33,616	$79,175	$65,207
Taxable investment securities	1,983	1,779	3,875	3,552
Federal Home Loan Bank stock and other	411	327	1,105	724
Total interest income	40,140	35,722	84,155	69,483

INTEREST EXPENSE:

Deposits	1,347	1,021	2,739	2,165
Securities sold under agreements to repurchase and other short-term borrowings	15	17	40	55
Federal Home Loan Bank advances	2,973	2,997	5,926	5,925
Subordinated note	228	629	439	1,258
Total interest expense	4,563	4,664	9,144	9,403

NET INTEREST INCOME	35,577	31,058	75,011	60,080

Provision for loan and lease losses	1,814	904	7,000	1,089

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	33,763	30,154	68,011	58,991

NONINTEREST INCOME:

Service charges on deposit accounts	3,282	3,247	6,422	6,286
Net refund transfer fees	1,909	1,907	18,987	17,242
Mortgage banking income	1,560	1,224	2,821	2,577
Interchange fee income	2,217	2,044	4,340	4,238
Republic Processing Group program fees	664	169	963	397
Gain on call of security available for sale	—	88	—	88
Net gains (losses) on other real estate owned	80	(155)	328	(274)
Increase in cash surrender value of bank owned life insurance	369	353	708	702
Other	721	608	1,154	1,215
Total noninterest income	10,802	9,485	35,723	32,471

NONINTEREST EXPENSES:

Salaries and employee benefits	17,814	14,323	34,897	29,600
Occupancy and equipment, net	5,109	5,142	10,528	10,343
Communication and transportation	872	771	1,945	1,817
Marketing and development	1,190	977	1,697	1,562
FDIC insurance expense	480	474	1,138	1,148
Bank franchise tax expense	647	847	3,098	3,248
Data processing	1,543	1,092	2,876	2,058
Interchange related expense	1,047	931	1,951	1,938
Supplies	240	219	689	580
Other real estate owned expense	116	120	196	339
Legal and professional fees	604	528	1,427	2,143
Other	2,204	1,741	3,965	3,463
Total noninterest expenses	31,866	27,165	64,407	58,239

INCOME BEFORE INCOME TAX EXPENSE	12,699	12,474	39,327	33,223
INCOME TAX EXPENSE	4,359	4,154	13,252	11,115
NET INCOME	$8,340	$8,320	$26,075	$22,108

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.40	$0.40	$1.26	$1.07
Class B Common Stock	$0.37	$0.37	1.14	0.97

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.40	$0.40	$1.26	$1.07
Class B Common Stock	$0.37	$0.36	1.14	0.97

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.209	$0.198	$0.407	$0.385
Class B Common Stock	$0.190	$0.180	0.370	0.350

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$8,340	$8,320	$26,075	$22,108

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(219)	175	(790)	(221)
Reclassification amount for derivative losses realized in income	86	103	173	204
Change in unrealized gain (loss) on securities available for sale	416	(1,056)	2,708	182
Reclassification adjustment for gain on security available for sale recognized in earnings	—	(88)	—	(88)
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	1	(4)	(148)	(26)
Net unrealized gains (losses)	284	(870)	1,943	51
Tax effect	(97)	304	(677)	(18)
Total other comprehensive income, net of tax	187	(566)	1,266	33

COMPREHENSIVE INCOME	$8,527	$7,754	$27,341	$22,141

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2016	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

Net income	—	—	—	—	26,075	—	26,075

Net change in accumulated other comprehensive income	—	—	—	—	—	1,266	1,266

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(7,579)	—	(7,579)
Class B Shares	—	—	—	—	(831)	—	(831)

Stock options exercised, net of shares redeemed	4	—	—	80	—	—	80

Repurchase of Class A Common Stock	(41)	—	(9)	(274)	(851)	—	(1,134)

Net change in notes receivable on Class A Common Stock	—	—	—	2	—	—	2

Deferred director compensation expense - Class A Common Stock	4	—	—	100	—	—	100

Stock based compensation expense - performance stock units	—	—	—	254	—	—	254

Stock based compensation expense - restricted stock	(2)	—	—	117	—	—	117

Stock based compensation expense - stock options	—	—	—	126	—	—	126

Balance, June 30, 2016	18,617	2,245	$4,906	$137,315	$449,487	$3,315	$595,023

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$26,075	$22,108
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	279	380
Accretion on loans, deposits and core deposit intangible, net	(1,301)	(1,649)
Depreciation of premises and equipment	3,465	3,251
Amortization of mortgage servicing rights	683	716
Provision for loan and lease losses	7,000	1,089
Net gain on sale of mortgage loans held for sale	(2,560)	(2,353)
Origination of mortgage loans held for sale	(95,787)	(96,008)
Proceeds from sale of mortgage loans held for sale	90,150	94,472
Net gain on sale of consumer loans held for sale	(839)	(246)
Origination of consumer loans held for sale	(129,027)	(24,410)
Proceeds from sale of consumer loans held for sale	122,432	23,114
Net realized gain on sales, calls and impairment of securities	—	(88)
Net gain realized on sale of other real estate owned	(328)	(430)
Writedowns of other real estate owned	—	704
Deferred director compensation expense - Company Stock	100	109
Stock based compensation expense	497	203
Increase in cash surrender value of bank owned life insurance	(708)	(702)
Net change in other assets and liabilities:
Accrued interest receivable	(174)	(131)
Accrued interest payable	12	(55)
Other assets	211	(1,859)
Other liabilities	(2,731)	581
Net cash provided by operating activities	17,449	18,796

INVESTING ACTIVITIES:
Net change in cash for acquisition of Cornerstone Bancorp, Inc.	(9,088)	—
Purchases of securities available for sale	(390,079)	(889,325)
Proceeds from calls, maturities and paydowns of securities available for sale	394,575	868,424
Proceeds from calls, maturities and paydowns of securities held to maturity	2,866	2,342
Net change in outstanding warehouse lines of credit	(199,348)	(169,474)
Purchase of non-business-acquisition loans, including premiums paid	(47,986)	(63,163)
Net change in other loans	(7,726)	(48,458)
Proceeds from redemption of Federal Home Loan Bank stock	224	—
Proceeds from sales of other real estate owned	1,727	7,009
Net purchases of premises and equipment	(3,088)	(2,507)
Net cash used in investing activities	(257,923)	(295,152)

FINANCING ACTIVITIES:
Net change in deposits	163,899	221,428
Net change in securities sold under agreements to repurchase and other short-term borrowings	(269,309)	(126,283)
Payments of Federal Home Loan Bank advances	(207,000)	(208,000)
Proceeds from Federal Home Loan Bank advances	495,000	417,000
Repurchase of Common Stock	(1,134)	(327)
Net proceeds from Common Stock options exercised	80	119
Cash dividends paid	(8,165)	(7,693)
Net cash provided by financing activities	173,371	296,244

NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,103)	19,888
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	210,082	72,878
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,979	$92,766

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$9,115	$9,458
Income taxes	12,771	6,130

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$1,938	$1,922
Transfers from loans held for investment to held for sale	74,430	—
Loans provided for sales of other real estate owned	256	2,962

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2016 and 2015 AND DECEMBER 31, 2015 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution. The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as eight other third-party insurance captives for which insurance may not be available or economically feasible.  Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. As a result of the its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic Bancorp, Inc. became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary.

All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Refund Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Core Bank (includes Traditional Banking, Warehouse Lending and Mortgage Banking segments)

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2016, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 44 full-service banking centers with locations as follows:

•	Kentucky — 32
•	Metropolitan Louisville — 19
•	Central Kentucky — 8
•	Elizabethtown — 1
•	Frankfort — 1
•	Georgetown — 1
•	Lexington — 4
•	Shelbyville — 1
•	Western Kentucky — 2
•	Owensboro — 2
•	Northern Kentucky — 3
•	Covington — 1
•	Florence — 1
•	Independence — 1
•	Southern Indiana — 3
•	Floyds Knobs — 1
•	Jeffersonville — 1
•	New Albany — 1
•	Metropolitan Tampa, Florida — 6
•	Metropolitan Cincinnati, Ohio — 1
•	Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky, based on population.

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

Primarily from its Warehouse clients, the Core Bank acquires single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

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

•	An advance amount of $750 per taxpayer customer;
•	No EA fee charged to the taxpayer customer;
•

All fees for the product were paid by the tax preparer or tax software company (collectively, the “Tax Providers”) with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;

•	No requirement that the taxpayer customer pay for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check or the Walmart Direct2Cash® product, based on the taxpayer customer’s election;
•	Repayment of the EA to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans under the line item “Loans, including fees.” During 2016, EAs were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable tax authority. Provisions for loss on EAs were estimated when advances were made, with all loss provisions made in the first quarter of 2016. Unpaid EAs were charged-off within 81 days after the taxpayer customer’s tax return was submitted to the applicable tax authority, with the majority of charge-offs recorded during the second quarter of 2016.

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

The Company reports RCS loans originated for investment under “Loans,” while loans originated for sale are reported under “Consumer loans held for sale.”  The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale reported as noninterest income under “Republic Processing Group program fees.”

Accounting Standards Update (“ASU”) ASU No. 2016-4, Liabilities – Extinguishments of Liabilities (Topic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

Prepaid stored-value products are products in physical and digital forms with stored monetary values that are issued for the purpose of being commonly accepted as payment for goods or services. In some cases, a prepaid stored-value product may be unused wholly or partially for an indefinite time period. This unused value is commonly referred to as “breakage.” Although Subtopic 405-20, Liabilities—Extinguishments of Liabilities, includes derecognition guidance for both financial liabilities and nonfinancial liabilities, there currently is diversity in the methodology used to recognize breakage.

ASU 2016-4 provides that liabilities related to the sale of prepaid stored-value products are financial liabilities and provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606, Revenue from Contracts with Customers.

The guidance in ASU 2016-4 is effective for the Company for fiscal years beginning after December 15, 2017. The Company does not project this guidance to have a material impact on its financial statements.

ASU No. 2016-5, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

ASU 2016-5 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18 of the Accounting Standards Codification) continue to be met.

The guidance in ASU 2016-5 is effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company does not project this guidance to have a material impact on its financial statements.

ASU No. 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

ASU 2016-9 provides simplification in areas of accounting for share-based payments, including: the income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities.

The guidance in this ASU is effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company does not project this guidance to have a material impact on its financial statements.

ASU No. 2016-11, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2016-11 amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.
For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized-cost basis of the financial assets to present the net amount expected to be collected.

For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.

This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

The guidance in this ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those annual periods. The Company expects a substantial, but yet undetermined, increase in its allowance for loan and lease losses upon implementation of this ASU.

2. ACQUISITION OF CORNERSTONE BANCORP, INC.

OVERVIEW

On May 17, 2016, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), and its wholly-owned bank subsidiary Cornerstone Community Bank (“CCB”), for approximately $32 million in cash. The primary reason for the acquisition of Cornerstone was to expand the Company’s footprint in the Tampa, Florida metropolitan statistical area.

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Cornerstone, the preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, and the preliminary fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary resultant fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

Acquisition of Cornerstone Bancorp, Inc. - Summary of Assets Acquired and Liabilities Assumed

	May 17, 2016
	As Recorded	Fair Value		As Recorded
(in thousands)	by Cornerstone	Adjustments (1)		by Republic (1)

Assets acquired:

Cash and cash equivalents	$22,707	$—		$22,707
Investment securities	329	—		329
Loans	195,136	(5,525)	a	189,611
Allowance for loan and lease losses	(1,955)	1,955	a	—
Loans, net	193,181	(3,570)		189,611
Federal Home Loan Bank stock, at cost	224	—		224
Premises and equipment, net	7,770	4,457	b	12,227
Core deposit intangible	—	1,205	c	1,205
Deferred income taxes	3,714	(74)	d	3,640
Bank owned life insurance	7,461	—		7,461
Other assets and accrued interest receivable	658	—		658

Total assets acquired	$236,044	$2,018		$238,062

Liabilities assumed:

Deposits
Noninterest-bearing	$52,908	$—		$52,908
Interest-bearing	152,257	92	e	152,349
Total deposits	205,165	92		205,257

Subordinated note	4,124	—		4,124
Other liabilities and accrued interest payable	2,244	787	f	3,031

Total liabilities assumed	211,533	879		212,412

Net assets acquired	$24,511	$1,139		25,650

Cash consideration paid				(31,795)

Goodwill				$6,145

(1)

The Company’s acquisition of Cornerstone closed on May 17, 2016. Accordingly, the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of such fair value adjustments in future periods based on this continuing evaluation. To the extent that any of these preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of preliminary fair value adjustments:

a.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
b.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
c.	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
d.	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
e.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.
f.	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Cornerstone.

Goodwill of approximately $6 million, which is the excess of the merger consideration over the fair value of net assets acquired, is expected to be recorded in the Cornerstone acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the Cornerstone acquisition will change.

CORNERSTONE CONTRIBUTION FOR THE REPORTING PERIOD

The Company’s consolidated statements of income include the impact of the Company’s Cornerstone acquisition for the three and six months ended June 30, 2016. The results of operations of the assets acquired and liabilities assumed in the Company’s Cornerstone acquisition, inclusive of any pre-acquisition related costs, are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30, 2016				June 30, 2016
(in thousands)	Non-Acquisition Related	Acquisition-Related		Total	Non-Acquisition Related	Acquisition-Related		Total

INTEREST INCOME:

Loans, including fees	$1,055	$—		$1,055	$1,055	$—		$1,055
Taxable investment securities	203	—		203	203	—		203
Total interest income	1,258	—		1,258	1,258	—		1,258

INTEREST EXPENSE:

Deposits	67	—		67	67	—		67
Interbank borrowings	251	—		251	251	—		251
Subordinated note	12	—		12	12	—		12
Total interest expense	330	—		330	330	—		330

NET INTEREST INCOME	928	—		928	928	—		928

Provision for loan and lease losses	86	—		86	86	—		86

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	842	—		842	842	—		842

NONINTEREST INCOME:

Service charges on deposit accounts	37	—		37	37	—		37
Interchange fee income	19	—		19	19	—		19
Other	36	—		36	36	—		36
Total noninterest income	92	—		92	92	—		92

NONINTEREST EXPENSES:

Salaries and employee benefits	419	274	a	693	419	274	a	693
Occupancy and equipment, net	96	—		96	100	—		100
Communication and transportation	29	10	b	39	30	10	b	40
Marketing and development	27	—		27	27	—		27
FDIC insurance expense	19	—		19	19	—		19
Data processing	14	289	c	303	31	417	c	448
Supplies	6	12	d	18	7	20	d	27
Legal and professional fees	28	88	e	116	29	150	e	179
Other	65	31	f	96	68	31	f	99
Total noninterest expenses	703	704		1,407	730	902		1,632

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	231	(704)		(473)	204	(902)		(698)
INCOME TAX EXPENSE (BENEFIT)	68	(211)		(143)	60	(271)		(211)
NET INCOME (LOSS)	$163	$(493)		$(330)	$144	$(631)		$(487)

Explanation of acquisition-related items:

a.	Severance payouts and signing bonuses for former Cornerstone employees.
b.	Notices to former Cornerstone stakeholders of change in ownership and merger-related travel.
c.	Core system conversion-related costs.
d.	Costs to update forms and supplies to RBT brand.
e.	Includes legal, audit, tax and other acquisition related consulting costs.
f.	Includes amortization of core deposit intangible asset.

3. INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$296,407	$1,943	$(10)	$298,340
Private label mortgage backed security	3,999	947	—	4,946
Mortgage backed securities - residential	85,544	3,026	(9)	88,561
Collateralized mortgage obligations	101,655	674	(261)	102,068
Freddie Mac preferred stock	—	254	—	254
Community Reinvestment Act mutual fund	2,500	53	—	2,553
Corporate bonds	15,006	20	(52)	14,974
Trust preferred security	3,427	—	(277)	3,150
Total securities available for sale	$508,538	$6,917	$(609)	$514,846

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$286,914	$59	$(494)	$286,479
Private label mortgage backed security	4,037	1,095	—	5,132
Mortgage backed securities - residential	88,968	3,395	(95)	92,268
Collateralized mortgage obligations	113,972	748	(1,052)	113,668
Freddie Mac preferred stock	—	173	—	173
Community Reinvestment Act mutual fund	1,000	11	—	1,011
Corporate bonds	15,009	16	(103)	14,922
Trust preferred security	3,405	—	—	3,405
Total securities available for sale	$513,305	$5,497	$(1,744)	$517,058

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$511	$5	$—	$516
Mortgage backed securities - residential	162	13	—	175
Collateralized mortgage obligations	30,433	288	(69)	30,652
Corporate bonds	5,075	—	(82)	4,993
Total securities held to maturity	$36,181	$306	$(151)	$36,336

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$515	$1	$—	$516
Mortgage backed securities - residential	53	6	—	59
Collateralized mortgage obligations	33,159	464	—	33,623
Corporate bonds	5,000	—	(2)	4,998
Total securities held to maturity	$38,727	$471	$(2)	$39,196

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three and six months ended June 30, 2016 there were no gains or losses on sales or calls of securities available for sale.

During the three and six months ended June 30,  2015 there was a gain of $88,000 on the call of one security available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2016 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
June 30, 2016 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$60,393	$60,626	$—	$—
Due from one year to five years	241,020	242,740	5,586	5,509
Due from five years to ten years	10,000	9,948	—	—
Due beyond ten years	3,427	3,150	—	—
Private label mortgage backed security	3,999	4,946	—	—
Mortgage backed securities - residential	85,544	88,561	162	175
Collateralized mortgage obligations	101,655	102,068	30,433	30,652
Freddie Mac preferred stock	—	254	—	—
Community Reinvestment Act mutual fund	2,500	2,553	—	—
Total securities	$508,538	$514,846	$36,181	$36,336

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporary impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  In 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to AOCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of June 30, 2016, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $254,000.

Corporate Bonds

The Bank maintains a portfolio of corporate bonds, $75,000 of which were obtained on May 17, 2016 in connection with the Bank’s acquisition of CCB. The remaining corporate bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of June 30, 2016 and December 31, 2015.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At June 30, 2016, with the exception of the $4.9 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), institutions that the government has affirmed its commitment to support. At June 30, 2016 and December 31, 2015, there were gross unrealized losses of $270,000 and $1.1 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be OTTI.

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

Unrealized-Loss Analysis

Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$9,989	$(10)	$—	$—	$9,989	$(10)
Mortgage backed securities - residential	—	—	5,004	(9)	5,004	(9)
Collateralized mortgage obligations	23,015	(133)	14,070	(128)	37,085	(261)
Corporate bonds	9,948	(52)	—	—	9,948	(52)
Trust preferred security	3,150	(277)	—	—	3,150	(277)
Total securities available for sale	$46,102	$(472)	$19,074	$(137)	$65,176	$(609)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$191,584	$(433)	$9,914	$(61)	$201,498	$(494)
Mortgage backed securities - residential	5,727	(95)	—	—	5,727	(95)
Collateralized mortgage obligations	6,831	(212)	35,869	(840)	42,700	(1,052)
Corporate bonds	9,896	(103)	—	—	9,896	(103)
Total securities available for sale	$214,038	$(843)	$45,783	$(901)	$259,821	$(1,744)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Collateralized mortgage obligations	$7,725	$(69)	$—	$—	$7,725	$(69)
Corporate bonds	—	—	4,993	(82)	4,993	(82)
Total securities held to maturity	$7,725	$(69)	$4,993	$(82)	$12,718	$(151)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Corporate bonds	$4,998	$(2)	$—	—	$4,998	$(2)
Total securities held to maturity	$4,998	$(2)	$—	$—	$4,998	$(2)

At June 30, 2016, the Bank’s security portfolio consisted of 174 securities, 20 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.9 million at June 30, 2016. This security, with an average remaining life currently estimated at five years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2016	December 31, 2015

Carrying amount	$204,614	$489,598
Fair value	204,885	490,074

4. LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and short-term consumer loans.  Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Mortgage Banking operations, while short-term consumer loans originated for sale are originated and sold through the RCS division of the Company’s RPG segment.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 11 “Mortgage Banking Activities” of this section of the filing.

Mortgage Loans Held for Sale, at Lower of Cost or Fair Value

In addition to loans originated by Republic with the intent to sell, the Company may, from time to time, reclassify loans from held for investment to the held-for-sale class. In June 2016, management decided to sell $74 million of mortgage loans originated through the Bank’s Correspondent Lending channel in order to further enhance its overall liquidity position.  The final cash settlement for this sale occurred in late July 2016.

Consumer Loans Held for Sale, at Fair Value

During the first quarter of 2016, RCS initiated a short-term installment loan program, in which the Company sells 100% of the receivables approximately 21 days after origination.  The Company carries these loans at fair value, with the loans marked to market on a monthly basis, and any changes in their fair value reported as a component of “Republic Processing Group program fees.”

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2016

Balance, beginning of period	$415	$—
Origination of consumer loans held for sale	13,242	13,657
Proceeds from the sale of consumer loans held for sale	(6,958)	(6,958)
Net gain on sale of consumer loans held for sale	127	127
Balance, end of period	$6,826	$6,826

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale its short-term, line-of-credit product and its credit-card product. The Bank sells 90% of the balances maintained through these products within two days of loan origination and retains a 10% interest. The short-term, line-of-credit product represents the substantial majority of activity in consumer loans held for sale and carried at the lower of cost or fair value, as RCS moved beyond the pilot phase for this product in June 2015. In December 2015, RCS began piloting its credit-card product. Any gains or losses on sale of such products are reported as a component of  “Republic Processing Group program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$566	$—	$514	$—
Origination of consumer loans held for sale	71,717	19,898	115,370	21,969
Proceeds from the sale of consumer loans held for sale	(71,441)	(18,456)	(115,474)	(20,673)
Net gain on sale of consumer loans held for sale	280	100	712	246
Balance, end of period	$1,122	$1,542	$1,122	$1,542

5. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

(in thousands)	June 30, 2016	December 31, 2015

Residential real estate:
Owner occupied	$1,052,357	$1,081,934
Owner occupied - correspondent*	162,269	249,344
Non owner occupied	145,803	116,294
Commercial real estate	973,061	824,887
Commercial real estate - purchased whole loans*	36,085	35,674
Construction & land development	80,398	66,500
Commercial & industrial	248,286	229,721
Lease financing receivables	10,976	8,905
Warehouse lines of credit	586,077	386,729
Home equity	324,437	289,194
Consumer:
RPG loans*	12,198	7,204
Credit cards	11,884	11,068
Overdrafts	1,458	685
Purchased whole loans*	8,145	5,892
Other consumer	37,889	12,579

Total loans**	3,691,323	3,326,610
Allowance for loan and lease losses	(29,308)	(27,491)

Total loans, net	$3,662,015	$3,299,119

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015

Contractual receivable	$3,697,531	$3,329,741
Unearned income(1)	(926)	(741)
Unamortized premiums(2)	3,210	3,792
Unaccreted discounts(3)	(11,500)	(7,860)
Net unamortized deferred origination fees and costs	3,008	1,678
Carrying value of loans	$3,691,323	$3,326,610

(1)	Unearned income relates to lease financing receivables.
(2)	Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and predominately relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and 2012 FDIC-assisted transactions.

Loan Purchases

The Core Bank acquires for investment single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. The loans acquired through the Correspondent Lending channel are primarily purchased from the Core Bank’s Warehouse clients, with substantially all loans purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s market footprint, with 75% of such loans as of June 30, 2016 secured by collateral in the state of California.

In addition to mortgage loans acquired through its Correspondent Lending channel, the Bank also acquires unsecured consumer installment loans for investment from a third-party originator. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting specifications.

The following table reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Residential real estate:
Owner occupied - correspondent*	$23,043	$43,632	$43,564	$62,802
Consumer:
Purchased whole loans*	1,756	—	4,422	361
Total purchased loans	$24,799	$43,632	$47,986	$63,163

* Represents origination amount, inclusive of applicable purchase premiums.

Loans Acquired in Cornerstone Acquisition

The following table summarizes loans acquired in the Company’s May 17, 2016 Cornerstone acquisition:

	May 17, 2016
(in thousands)	Contractual Receivable	Non-accretable Amount	Accretable Amount	Acquisition-Day Fair Value

Residential real estate:
Owner occupied	17,934	—	(430)	17,504
Non owner occupied	11,392	—	(124)	11,268
Commercial real estate	107,213	—	(1,549)	105,664
Construction & land development	18,277	—	(504)	17,773
Commercial & industrial	11,462	—	(208)	11,254
Home equity	20,652	—	(362)	20,290
Consumer and other	2,347	—	(203)	2,144

Total loans - ASC 310-20	189,277	—	(3,380)	185,897

Residential real estate:
Owner occupied	516	(209)	(7)	300
Non owner occupied	1,525	(297)	(153)	1,075
Commercial real estate	3,191	(1,099)	(190)	1,902
Construction & land development	175	—	—	175
Commercial & industrial	66	(49)	1	18
Home equity	382	(128)	(11)	243
Consumer and other	4	(3)	—	1

Total loans - ASC 310-30 - purchased-credit-impaired loans	5,859	(1,785)	(360)	3,714

Total loans	$195,136	$(1,785)	$(3,740)	$189,611

Purchased-Credit-Impaired (“PCI”) Loans

The Bank acquired PCI loans on May 17, 2016 in its Cornerstone acquisition and during the year ended December 31, 2012 in two FDIC-assisted transactions. PCI loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 Cornerstone acquisition:

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90+ days when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015

Contractually-required principal	$21,074	$18,250
Non-accretable amount	(2,416)	(1,582)
Accretable amount	(4,087)	(4,125)
Carrying value of loans	$14,571	$12,543

The following table presents a rollforward of the accretable amount on all PCI loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$(3,853)	$(2,170)	$(4,125)	$(2,297)
Transfers between non-accretable and accretable	(44)	(3,378)	(499)	(3,354)
Net accretion into interest income on loans, including loan fees	170	1,225	897	1,328
Generated from acquisition of Cornerstone Bancorp, Inc.	(360)	—	(360)	—
Balance, end of period	$(4,087)	$(4,323)	$(4,087)	$(4,323)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of June 30, 2016 and December 31, 2015, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
June 30, 2016		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$27,371	$14,449	$—	$1,108	$—	$42,928
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	721	858	—	1,348	—	2,927
Commercial real estate	948,545	6,952	5,750	—	11,814	—	973,061
Commercial real estate - purchased whole loans	36,085	—	—	—	—	—	36,085
Construction & land development	79,124	465	809	—	—	—	80,398
Commercial & industrial	246,968	869	394	—	55	—	248,286
Lease financing receivables	10,976			—	—	—	10,976
Warehouse lines of credit	586,077	—	—	—	—	—	586,077
Home equity	—	110	1,709	—	244	—	2,063
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	26	62	—	2	—	90

Total rated loans	$1,907,775	$36,514	$24,031	$—	$14,571	$—	$1,982,891

*Special Mention and Substandard loans included $177,000 and $719,000 that were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** The above table excludes all non-classified residential real estate, home equity and consumer loans.

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

** The above table excludes all non-classified residential real estate, home equity and consumer loans.

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (“Allowance”) follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Allowance, beginning of period	$31,475	$24,631	$27,491	$24,410

Charge-offs - Core Banking	(804)	(685)	(1,416)	(1,177)
Charge-offs - RPG	(3,943)	(21)	(5,194)	(26)
Total charge-offs	(4,747)	(706)	(6,610)	(1,203)

Recoveries - Core Banking	377	377	705	715
Recoveries - RPG	389	42	722	237
Total recoveries	766	419	1,427	952

Net (charge-offs) recoveries - Core Banking	(427)	(308)	(711)	(462)
Net (charge-offs) recoveries - RPG	(3,554)	21	(4,472)	211
Net (charge-offs) recoveries	(3,981)	(287)	(5,183)	(251)

Provision - Core Banking	1,278	717	1,776	1,092
Provision - RPG	536	187	5,224	(3)
Total provision	1,814	904	7,000	1,089

Allowance, end of period	$29,308	$25,248	$29,308	$25,248

The following tables present the activity in the Allowance by portfolio class for the three months ended June 30, 2016 and 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,049	$607	$1,095	$7,642	$36	$1,348	$1,384	$97
Provision	(160)	(15)	(51)	48	—	(16)	387	18
Charge-offs	(73)	—	—	—	—	—	(330)	—
Recoveries	77	—	8	79	—	—	—	—

Ending balance	$7,893	$592	$1,052	$7,769	$36	$1,332	$1,441	$115

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$985	$3,054	$5,469	$466	$450	$565	$228	$31,475
Provision	480	(67)	536	37	489	28	100	1,814
Charge-offs	—	(49)	(3,943)	(50)	(171)	(64)	(67)	(4,747)
Recoveries	—	78	389	3	56	6	70	766

Ending balance	$1,465	$3,016	$2,451	$456	$824	$535	$331	$29,308

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,629	$579	$920	$7,553	$35	$958	$1,157	$40
Provision	(313)	29	10	353	—	142	52	36
Charge-offs	(178)	—	(29)	(147)	—	—	(27)	—
Recoveries	64	—	3	81	—	—	9	—

Ending balance	$8,202	$608	$904	$7,840	$35	$1,100	$1,191	$76

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$1,058	$2,708	$44	$362	$245	$184	$159	$24,631
Provision	164	56	187	40	57	83	8	904
Charge-offs	—	(21)	(21)	(31)	(103)	(60)	(89)	(706)
Recoveries	—	22	42	28	87	—	83	419

Ending balance	$1,222	$2,765	$252	$399	$286	$207	$161	$25,248

The following tables present the activity in the Allowance by portfolio class for the six months ended June 30, 2016 and 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Six Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89
Provision	(298)	(31)	(8)	68	—	53	312	26
Charge-offs	(261)	—	—	(41)	—	(44)	(330)	—
Recoveries	151	—	8	106	—	20	4	—

Ending balance	$7,893	$592	$1,052	$7,769	$36	$1,332	$1,441	$115

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491
Provision	498	—	5,224	58	673	260	165	7,000
Charge-offs	—	(84)	(5,194)	(62)	(332)	(123)	(139)	(6,610)
Recoveries	—	104	722	12	132	6	162	1,427

Ending balance	$1,465	$3,016	$2,451	$456	$824	$535	$331	$29,308

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Six Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision	(173)	41	90	164	1	174	42	51
Charge-offs	(314)	—	(29)	(154)	—	—	(56)	—
Recoveries	124	—	6	90	—	—	38	—

Ending balance	$8,202	$608	$904	$7,840	$35	$1,100	$1,191	$76

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410
Provision	423	48	(3)	144	(22)	94	15	1,089
Charge-offs	—	(72)	(26)	(71)	(249)	(72)	(160)	(1,203)
Recoveries	—	59	237	41	175	—	182	952

Ending balance	$1,222	$2,765	$252	$399	$286	$207	$161	$25,248

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets follows:

(dollars in thousands)	June 30, 2016	December 31, 2015

Loans on nonaccrual status*	$18,778	$21,712
Loans past due 90-days-or-more and still on accrual**	1,178	224

Total nonperforming loans	19,956	21,936
Other real estate owned	1,503	1,220
Total nonperforming assets	$21,459	$23,156

Credit Quality Ratios:

Nonperforming loans to total loans	0.54%	0.66%
Nonperforming assets to total loans (including OREO)	0.58	0.70
Nonperforming assets to total assets	0.46	0.55

*Loans on nonaccrual status include impaired loans.

**For all periods presented, loans past due 90-days-or-more and still accruing consist entirely of PCI loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Residential real estate:
Owner occupied	$12,600	$13,197	$—	$—
Owner occupied - correspondent	—	—	—	—
Non owner occupied	851	935	972	—
Commercial real estate	3,529	3,941	206	224
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	83	1,589	—	—
Commercial & industrial	394	194	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,258	1,793	—	—
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	63	63	—	—
Total	$18,778	$21,712	$1,178	$224

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,709	$1,588	$2,808	$6,105	$1,046,252	$1,052,357
Owner occupied - correspondent	—	—	—	—	162,269	162,269
Non owner occupied	9	—	972	981	144,822	145,803
Commercial real estate	720	—	665	1,385	971,676	973,061
Commercial real estate - purchased whole loans	—	—	—	—	36,085	36,085
Construction & land development	—	—	—	—	80,398	80,398
Commercial & industrial	381	—	—	381	247,905	248,286
Lease financing receivables	—	—	—	—	10,976	10,976
Warehouse lines of credit	—	—	—	—	586,077	586,077
Home equity	235	44	629	908	323,529	324,437
Consumer:
RPG loans	382	23	14	419	11,779	12,198
Credit cards	19	23	—	42	11,842	11,884
Overdrafts	199	1	—	200	1,258	1,458
Purchased whole loans	74	54	20	148	7,997	8,145
Other consumer	23	15	—	38	37,851	37,889

Total	$3,751	$1,748	$5,108	$10,607	$3,680,716	$3,691,323
Delinquency ratio***	0.10%	0.05%	0.14%	0.29%

	30 - 59	60 - 89	90 or More
December 31, 2015	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,960	$1,044	$3,878	$6,882	$1,075,052	$1,081,934
Owner occupied - correspondent	—	—	—	—	249,344	249,344
Non owner occupied	14	—	39	53	116,241	116,294
Commercial real estate	178	—	933	1,111	823,776	824,887
Commercial real estate - purchased whole loans	—	—	—	—	35,674	35,674
Construction & land development	—	—	1,500	1,500	65,000	66,500
Commercial & industrial	299	—	—	299	229,422	229,721
Lease financing receivables	—	—	—	—	8,905	8,905
Warehouse lines of credit	—	—	—	—	386,729	386,729
Home equity	206	1	1,186	1,393	287,801	289,194
Consumer:
RPG loans	246	—	—	246	6,958	7,204
Credit cards	10	2	—	12	11,056	11,068
Overdrafts	133	—	—	133	552	685
Purchased whole loans	5	42	—	47	5,845	5,892
Other consumer	37	18	—	55	12,524	12,579

Total	$3,088	$1,107	$7,536	$11,731	$3,314,879	$3,326,610
Delinquency ratio***	0.09%	0.03%	0.23%	0.35%

*All loans past due 90-days-or-more, excluding PCI loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2016	December 31, 2015

Loans with no allocated Allowance	$24,237	$26,143
Loans with allocated Allowance	34,610	39,980

Total impaired loans	$58,847	$66,123

Amount of the Allowance	$4,937	$5,427

Approximately $6 million and $7 million of impaired loans at June 30, 2016 and December 31, 2015 were PCI loans. Approximately $896,000 and $1 million of impaired loans at June 30, 2016 and December 31, 2015 were formerly PCI loans that became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2016 and December 31, 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
June 30, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,599	$—	$70	$288	$—	$131	$182	$—
Collectively evaluated for impairment	4,218	592	975	6,965	36	1,201	1,259	115
PCI loans with post acquisition impairment	76	—	7	516	—	—	—	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$7,893	$592	$1,052	$7,769	$36	$1,332	$1,441	$115

Loans:
Impaired loans individually evaluated, excluding PCI loans	$36,722	$—	$1,305	$11,524	$—	$902	$487	$—
Loans collectively evaluated for impairment	1,014,527	162,269	143,150	949,723	36,085	79,496	247,744	10,976
PCI loans with post acquisition impairment	724	—	273	5,092	—	—	—	—
PCI loans without post acquisition impairment	384	—	1,075	6,722	—	—	55	—

Total ending loan balance	$1,052,357	$162,269	$145,803	$973,061	$36,085	$80,398	$248,286	$10,976

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$53	$—	$—	$—	$—	$15	$4,338
Collectively evaluated for impairment	1,465	2,963	2,451	456	824	535	316	24,371
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	599
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$1,465	$3,016	$2,451	$456	$824	$535	$331	$29,308

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$1,730	$—	$—	$—	$—	$88	$52,758
Loans collectively evaluated for impairment	586,077	322,463	12,198	11,884	1,458	8,145	37,799	3,623,994
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,089
PCI loans without post acquisition impairment	—	244	—	—	—	—	2	8,482

Total ending loan balance	$586,077	$324,437	$12,198	$11,884	$1,458	$8,145	$37,889	$3,691,323

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,820	$—	$78	$339	$—	$159	$196	$—
Collectively evaluated for impairment	4,471	623	878	6,806	36	1,144	1,137	89
PCI loans with post acquisition impairment	10	—	96	491	—	—	122	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,041	$—	$2,351	$12,441	$—	$2,717	$322	$—
Loans collectively evaluated for impairment	1,042,334	249,344	113,158	802,528	35,674	63,750	228,151	8,905
PCI loans with post acquisition impairment	65	—	785	4,806	—	—	1,193	—
PCI loans without post acquisition impairment	494	—	—	5,112	—	33	55	—

Total ending loan balance	$1,081,934	$249,344	$116,294	$824,887	$35,674	$66,500	$229,721	$8,905

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$100	$—	$—	$—	$—	$16	$4,708
Collectively evaluated for impairment	967	2,896	1,699	448	351	392	127	22,064
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	719
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,316	$—	$—	$—	$—	$86	$59,274
Loans collectively evaluated for impairment	386,729	286,878	7,204	11,068	685	5,892	12,493	3,254,793
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,849
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	5,694

Total ending loan balance	$386,729	$289,194	$7,204	$11,068	$685	$5,892	$12,579	$3,326,610

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016			June 30, 2016
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$15,197	$14,118	$—	$13,481	$30	$—	$13,406	$61	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	981	936	—	1,475	1	—	1,626	3	—
Commercial real estate	7,399	6,697	—	7,157	92	—	7,019	199	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	476	476	—	476	5	—	1,007	10	—
Commercial & industrial	635	305	—	158	2	—	111	4	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	1,799	1,657	—	1,924	6	—	1,978	12	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	48	48	—	94	—	—	77	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	23,348	23,328	3,675	23,808	211	—	24,488	422	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	642	642	77	841	7	—	963	16	—
Commercial real estate	9,922	9,919	804	9,254	115	—	9,670	232	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	426	426	131	431	5	—	504	10	—
Commercial & industrial	182	182	182	845	—	—	1,062	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	74	73	53	93	—	—	138	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	40	40	15	44	—	—	43	—	—
Total impaired loans	$61,169	$58,847	$4,937	$60,081	$474	$—	$62,092	$969	$—

	As of			Three Months Ended			Six Months Ended
	December 31, 2015			June 30, 2015			June 30, 2015
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$14,287	$13,256	$—	$9,152	$192	$—	$7,769	$387	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,978	1,928	—	2,494	45	—	2,268	90	—
Commercial real estate	7,406	6,743	—	11,697	136	—	14,039	277	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,067	2,067	—	2,122	33	—	2,138	67	—
Commercial & industrial	18	18	—	2,589	25	—	3,251	51	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	2,263	2,087	—	2,285	41	—	2,030	83	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	44	44	—	19	1	—	19	2	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	25,896	25,850	3,830	31,677	243	—	33,436	487	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,231	1,208	174	2,435	24	—	3,007	48	—
Commercial real estate	10,546	10,504	830	11,804	143	—	13,085	287	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	650	650	159	673	10	—	580	20	—
Commercial & industrial	1,497	1,497	318	2,331	50	—	1,890	101	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	258	229	100	389	2	—	419	4	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	42	42	16	51	—	—	59	—	—
Total impaired loans	$68,183	$66,123	$5,427	$79,718	$945	$—	$83,990	$1,904	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2016 and December 31, 2015, $11 million and $12 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	75	$7,210	216	$24,974	291	$32,184
Commercial real estate	7	3,063	17	7,794	24	10,857
Construction & land development	1	83	4	819	5	902
Commercial & industrial	1	182	3	93	4	275
Total troubled debt restructurings	84	$10,538	240	$33,680	324	$44,218

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	74	$7,365	233	$27,844	307	$35,209
Commercial real estate	9	3,324	17	8,008	26	11,332
Construction & land development	2	1,589	6	1,128	8	2,717
Commercial & industrial	1	194	5	128	6	322
Total troubled debt restructurings	86	$12,472	261	$37,108	347	$49,580

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2016 and December 31, 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$11	1	$510	2	$521
Rate reduction	177	23,059	45	5,078	222	28,137
Principal deferral	8	659	8	749	16	1,408
Legal modification	21	795	30	1,323	51	2,118
Total residential TDRs	207	24,524	84	7,660	291	32,184

Commercial related and construction/land development loans:
Interest only payments	4	1,166	1	445	5	1,611
Rate reduction	8	4,901	3	715	11	5,616
Principal deferral	12	2,638	5	2,169	17	4,807
Total commercial TDRs	24	8,705	9	3,329	33	12,034
Total troubled debt restructurings	231	$33,229	93	$10,989	324	$44,218

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$631	—	$—	2	$631
Rate reduction	183	24,734	46	5,650	229	30,384
Principal deferral	9	789	7	771	16	1,560
Legal modification	30	1,226	30	1,408	60	2,634
Total residential TDRs	224	27,380	83	7,829	307	35,209

Commercial related and construction/land development loans:
Interest only payments	6	1,517	1	481	7	1,998
Rate reduction	10	5,021	3	727	13	5,748
Principal deferral	12	2,726	8	3,899	20	6,625
Total commercial TDRs	28	9,264	12	5,107	40	14,371
Total troubled debt restructurings	252	$36,644	95	$12,936	347	$49,580

As of June 30, 2016 and December 31, 2015, 75% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $5 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of June 30, 2016 and December 31, 2015. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at June 30, 2016 or December 31, 2015.

A summary of the categories of TDR loan modifications and respective performance as of June 30, 2016 and 2015 that were modified during the three months ended June 30, 2016 and 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	133	2	98	3	231
Principal deferral	—	—	—	—	—	—
Legal modification	—	—	—	—	—	—
Total residential TDRs	1	133	2	98	3	231

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	1	$133	2	$98	3	$231

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	—	—	2	308	2	308
Principal deferral	—	—	1	24	1	24
Legal modification	—	—	2	55	2	55
Total residential TDRs	—	—	5	387	5	387

Commercial related and construction/land development loans:
Interest only payments	1	92	—	—	1	92
Rate reduction	2	833	1	57	3	890
Principal deferral	4	884	1	201	5	1,085
Total commercial TDRs	7	1,809	2	258	9	2,067
Total troubled debt restructurings	7	$1,809	7	$645	14	$2,454

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2016 and 2015, 58% and 74% of the Bank’s TDRs that occurred during the second quarters of 2016 and 2015 were performing according to their modified terms. The Bank provided approximately $29,000 and $221,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the second quarters of 2016 and 2015.

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2016 and 2015.

A summary of the categories of TDR loan modifications and respective performance as of June 30, 2016 and 2015 that were modified during the six months ended June 30, 2016 and 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	3	187	3	153	6	340
Principal deferral	—	—	—	—	—	—
Legal modification	2	88	2	78	4	166
Total residential TDRs	5	275	5	231	10	506

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	5	$275	5	$231	10	$506

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$622	—	$—	1	$622
Rate reduction	4	403	5	465	9	868
Principal deferral	—	—	2	48	2	48
Legal modification	—	—	5	290	5	290
Total residential TDRs	5	1,025	12	803	17	1,828
Commercial related and construction/land development loans:
Interest only payments	3	467	—	—	3	467
Rate reduction	2	833	2	1,825	4	2,658
Principal deferral	6	884	1	201	7	1,085
Total commercial TDRs	11	2,184	3	2,026	14	4,210
Total troubled debt restructurings	16	$3,209	15	$2,829	31	$6,038

As of June 30, 2016 and 2015, 54% and 53% of the Bank’s TDRs that occurred during the first six months of 2016 and 2015 were performing according to their modified terms. The Bank provided approximately $45,000 and $635,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first six months of 2016 and 2015.

There was no significant change between the pre and post modification loan balances for the six months ending June 30, 2016 and 2015.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of June 30, 2016 and 2015 and for which there was a payment default during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	1	$94	6	$432	5	$258	11	$753
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	2	140	—	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	1	4	—	—	1	4	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—

Total	2	$98	6	$432	8	$402	11	$753

Foreclosures

The following table presents the carrying amount of foreclosed properties held at June 30, 2016 and December 31, 2015 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2016	December 31, 2015

Residential real estate	$1,017	$478
Commercial real estate	300	442
Construction & land development	186	300

Total other real estate owned	$1,503	$1,220

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,103	$4,602

Easy Advances

The Company’s RPG segment offered its new EA product through the TRS division during the first quarter of 2016.  Altogether, TRS originated $123 million in EAs during the first quarter of 2016.  The provision for loss on EAs equated to 2.61% of total EA originations for the six months ended June 30, 2016. The Company based its provision for loss on EAs on prior year IRS funding patterns with adjustments based on current year IRS funding patterns.  At June 30, 2016, all EAs originated had been either charged-off or collected.

Information regarding EAs follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2016	2016

Easy Advances originated	$—	$123,231
Provision for Easy Advances	(354)	3,220
Easy Advances net charged-offs	2,815	3,220
Easy Advances net charge-offs to total Easy Advances originated	NA	2.61%

NA - Not applicable

6. DEPOSITS

Ending deposit balances at June 30, 2016 and December 31, 2015 were as follows:

(in thousands)	June 30, 2016	December 31, 2015

Demand	$825,833	$783,054
Money market accounts	576,753	501,059
Brokered money market accounts	160,029	200,126
Savings	152,608	117,408
Individual retirement accounts*	42,358	36,016
Time deposits, $250 and over*	46,901	42,775
Other certificates of deposit*	143,365	127,878
Brokered certificates of deposit*	41,105	44,298

Total interest-bearing deposits	1,988,952	1,852,614
Total noninterest-bearing deposits	867,095	634,863

Total deposits	$2,856,047	$2,487,477

*Represents a time deposit.

The following table summarizes deposits acquired in the Company’s May 17, 2016 Cornerstone acquisition:

	May 17, 2016
(in thousands)	Contractual Principal	Fair Value Adjustment	Acquisition-Day Fair Value

Demand	$59,507	$—	$59,507
Money market accounts	53,773	—	53,773
Savings	12,352	—	12,352
Individual retirement accounts*	3,897	13	3,910
Time deposits, $250 and over*	3,385	12	3,397
Other certificates of deposit*	19,343	67	19,410

Total interest-bearing deposits	152,257	92	152,349
Total noninterest-bearing deposits	52,908	—	52,908

Total deposits	$205,165	$92	$205,257

*Represents a time deposit.

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

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

At June 30, 2016 and December 31, 2015, all securities sold under agreements to repurchase had overnight maturities. Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	June 30, 2016	December 31, 2015

Outstanding balance at end of period	$126,124	$395,433
Weighted average interest rate at end of period	0.02%	0.02%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$41,137	$244,707
Mortgage backed securities - residential	62,029	82,666
Collateralized mortgage obligations	70,070	130,821
Total securities pledged	$173,236	$458,194

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015

Average outstanding balance during the period	$267,574	$335,530	$337,636	$363,321
Average interest rate during the period	0.02%	0.02%	0.02%	0.03%
Maximum outstanding at any month end during the period	$263,228	$340,196	$367,373	$408,955

8. FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2016 and December 31, 2015, FHLB advances were as follows:

(in thousands)	June 30, 2016	December 31, 2015

Overnight advances	$495,000	$150,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 20, 2016	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.62% due through 2023	382,500	439,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017*	100,000	100,000
Total FHLB advances	$987,500	$699,500

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2016 and December 31, 2015, Republic had available borrowing capacity of $203 million and $567 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $170 million available through various other financial institutions as of June 30, 2016 and December 31, 2015.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2016 (Overnight)	$495,000	0.42%
2016	35,000	0.93
2017	145,000	3.44
2018	117,500	1.53
2019	100,000	1.80
2020	65,000	1.78
2021	20,000	1.86
Thereafter	10,000	2.14
Total	$987,500	1.29

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding short-term overnight FHLB advances follows:

(dollars in thousands)	June 30, 2016	December 31, 2015

Outstanding balance at end of period	$495,000	$150,000
Weighted average interest rate at end of period	0.42%	0.35%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015

Average outstanding balance during the period	$128,846	$111,193	$68,352	$73,783
Average interest rate during the period	0.40%	0.15%	0.40%	0.15%
Maximum outstanding at any month end during the period	$495,000	$387,000	$495,000	$387,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2016	December 31, 2015

First lien, single family residential real estate	$1,238,761	$1,346,663
Home equity lines of credit	286,595	272,863
Multi-family commercial real estate	15,808	10,227

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2016	December 31, 2015

Unused warehouse lines of credit	$219,632	$304,379
Unused home equity lines of credit	317,481	282,007
Unused loan commitments - other	411,696	329,232
Commitments to purchase loans*	11,966	22,590
Standby letters of credit	15,865	12,740
Total commitments	$976,640	$950,948

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities available for sale: Quoted market prices in an active market are available for the Bank’s Community Reinvestment Act (“CRA”) mutual fund investment and fall within Level 1 of the fair value hierarchy.

Except for the Bank’s CRA mutual fund investment, its private label mortgage backed security and its TRUP, the fair value of securities available for sale is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The Company acquired its TRUP in November 2015 and considers the most recent price at which similar instruments were traded to approximate market value at June 30, 2016. The Company’s TRUP is considered highly illiquid and also valued using Level 3 inputs.

Mortgage loans held for sale, at fair value: The fair value of mortgage loans held for sale is determined using quoted secondary market prices. Mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Consumer loans held for sale, at fair value: During 2016, RCS initiated a short-term installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms, Level 3 inputs.

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

Premises and Equipment: Premises and equipment are accounted for at the lower of cost less accumulated depreciation or fair value less estimated costs to sell. The fair value of Bank premises are commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for collateral-dependent impaired loans, impaired premises and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s Credit Administration Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual grouping does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at June 30, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$298,340	$—	$298,340
Private label mortgage backed security	—	—	4,946	4,946
Mortgage backed securities - residential	—	88,561	—	88,561
Collateralized mortgage obligations	—	102,068	—	102,068
Freddie Mac preferred stock	—	254	—	254
Community Reinvestment Act mutual fund	2,553	—	—	2,553
Corporate bonds	—	14,974	—	14,974
Trust preferred security	—	—	3,150	3,150
Total securities available for sale	$2,553	$504,197	$8,096	$514,846

Mortgage loans held for sale	$—	$12,280	$—	$12,280
Consumer loans held for sale	—	—	6,826	6,826
Rate lock commitments	—	841	—	841
Interest rate swap agreements	—	1,826	—	1,826

Financial liabilities:
Mandatory forward contracts	$—	$223	$—	$223
Interest rate swap agreements	—	3,043	—	3,043

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$286,479	$—	$286,479
Private label mortgage backed security	—	—	5,132	5,132
Mortgage backed securities - residential	—	92,268	—	92,268
Collateralized mortgage obligations	—	113,668	—	113,668
Freddie Mac preferred stock	—	173	—	173
Community Reinvestment Act mutual fund	1,011	—	—	1,011
Corporate bonds	—	14,922	—	14,922
Trust preferred security	—	—	3,405	3,405
Total securities available for sale	$1,011	$507,510	$8,537	$517,058

Mortgage loans held for sale	$—	$4,083	$—	$4,083
Rate lock commitments	—	306	—	306
Interest rate swap agreements	—	400	—	400

Financial liabilities:
Mandatory forward contracts	$—	$25	$—	$25
Interest rate swap agreements	—	1,000	—	1,000

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2016 and 2015.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$4,983	$5,235	$5,132	$5,250
Total gains or losses included in earnings:
Net change in unrealized gain	1	(4)	(148)	(26)
Recovery of actual losses previously recorded	—	—	—	35
Principal paydowns	(38)	—	(38)	(28)
Balance, end of period	$4,946	$5,231	$4,946	$5,231

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

The following tables present quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security at June 30, 2016 and December 31, 2015:

	Fair	Valuation
June 30, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,946	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,132	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2016

Balance, beginning of period	$3,400	$3,405
Total gains or losses included in earnings:
Net change in unrealized loss	(250)	(255)
Balance, end of period	$3,150	$3,150

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	June 30, 2016	December 31, 2015

Aggregate fair value	$12,280	$4,083
Contractual balance	12,092	3,993
Unrealized gain	188	90

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2016 and 2015 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Interest income	$40	$57	$72	$113
Change in fair value	39	(81)	98	97
Total included in earnings	$79	$(24)	$170	$210

Consumer Loans Held for Sale

During 2016, RCS initiated a short-term installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2016.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 is included in Footnote 4 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for short-term installment loans as of June 30, 2016:

	Fair	Valuation
June 30, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Consumer loans held for sale	$6,826	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of June 30, 2016, the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value,  was as follows:

(in thousands)	June 30, 2016

Aggregate fair value	$6,826
Contractual balance	6,464
Unrealized gain	362

The total amount of net gains from changes in fair value included in earnings for the three and six months ended June 30, 2016 for consumer loans held for sale, at fair value, are presented in the following table:

Three and Six Months Ended
June 30,
(in thousands)	2016

Interest income	$161
Change in fair value	362
Total included in earnings	$523

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,594	$4,594
Non owner occupied	—	—	15	15
Commercial real estate	—	—	3,366	3,366
Home equity	—	—	822	822
Total impaired loans*	$—	$—	$8,797	$8,797

Premises and equipment	$—	$—	$1,119	$1,119

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,631	$3,631
Non owner occupied	—	—	689	689
Commercial real estate	—	—	3,443	3,443
Home equity	—	—	1,245	1,245
Total impaired loans*	$—	$—	$9,008	$9,008

Other real estate owned:
Residential real estate	$—	$—	$128	$128
Commercial real estate	—	—	442	442
Construction & land development	—	—	300	300
Total other real estate owned	$—	$—	$870	$870

Premises and equipment	$—	$—	$1,185	$1,185

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,594	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate non owner occupied	$15	Sales comparison approach	Adjustments determined for differences between comparable sales	0% (0%)

Impaired loans - commercial real estate	$1,849	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 42% (15%)

Impaired loans - commercial real estate	$1,517	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$822	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 34% (19%)

Premises and equipment	$1,119	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,631	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (7%)

Impaired loans - residential real estate non owner occupied	$689	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 1% (1%)

Impaired loans - commercial real estate	$1,839	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (19%)

Impaired loans - commercial real estate	$1,604	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$1,245	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (20%)

Other real estate owned - residential real estate	$128	Sales comparison approach	Adjustments determined for differences between comparable sales	18% (18%)

Other real estate owned - commercial real estate	$442	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 23% (13%)

Other real estate owned - construction & land development	$300	Sales comparison approach	Adjustments determined for differences between comparable sales	49% (49%)

Premises and equipment	$1,185	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

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

Impaired collateral dependent loans are as follows:

(in thousands)	June 30, 2016	December 31, 2015

Carrying amount of loans measured at fair value	$7,797	$8,162
Estimated selling costs considered in carrying amount	1,050	946
Valuation allowance	(50)	(100)
Total fair value	$8,797	$9,008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Provisions for loss on collateral dependent impaired loans	$47	$(92)	$92	$69

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	June 30, 2016	December 31, 2015

Other real estate owned carried at fair value	$—	$870
Other real estate owned carried at cost	1,503	350
Total carrying value of other real estate owned	$1,503	$1,220

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Other real estate owned write-downs during the period	$—	$220	$—	$704

Premises and Equipment

The Company closed its Hudson, Florida banking center in 2015. Since closing, the Hudson premises have been carried at its fair value less estimated selling costs. The Hudson premises were written down $33,000 during the three months ended June 30, 2016 and 2015 and $66,000 during the six months ended June 30, 2016 and 2015. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

The carrying amounts and estimated fair values of all financial instruments at June 30, 2016 and December 31, 2015 follows:

		Fair Value Measurements at
		June 30, 2016:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$142,979	$142,979	$—	$—	$142,979
Securities available for sale	514,846	2,553	504,197	8,096	514,846
Securities held to maturity	36,181	—	36,336	—	36,336
Mortgage loans held for sale, at fair value	12,280	—	12,280	—	12,280
Mortgage loans held for sale, at lower of cost or fair value	74,430	—	—	75,750	75,750
Consumer loans held for sale, at fair value	6,826	—	—	6,826	6,826
Consumer loans held for sale, at the lower of cost or fair value	1,122	—	1,122	—	1,122
Loans, net	3,662,015	—	—	3,699,699	3,699,699
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,871	—	9,871	—	9,871

Liabilities:
Noninterest-bearing deposits	$867,095	—	$867,095	—	$867,095
Transaction deposits	1,715,223	—	1,715,223	—	1,715,223
Time deposits	273,729	—	275,859	—	275,859
Securities sold under agreements to repurchase and other short-term borrowings	126,124	—	126,124	—	126,124
Federal Home Loan Bank advances	987,500	—	1,000,662	—	1,000,662
Subordinated note	45,364	—	36,625	—	36,625
Accrued interest payable	1,258	—	1,258	—	1,258

		Fair Value Measurements at
		December 31, 2015:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$210,082	$210,082	$—	$—	$210,082
Securities available for sale	517,058	1,011	507,510	8,537	517,058
Securities held to maturity	38,727	—	39,196	—	39,196
Mortgage loans held for sale, at fair value	4,083	—	4,083	—	4,083
Consumer loans held for sale, at the lower of cost or fair value	514	—	514	—	514
Loans, net	3,299,119	—	—	3,332,608	3,332,608
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,233	—	9,233	—	9,233

Liabilities:
Noninterest-bearing deposits	$634,863	—	$634,863	—	$634,863
Transaction deposits	1,601,647	—	1,601,647	—	1,601,647
Time deposits	250,967	—	250,882	—	250,882
Securities sold under agreements to repurchase and other short-term borrowings	395,433	—	395,433	—	395,433
Federal Home Loan Bank advances	699,500	—	708,722	—	708,722
Subordinated note	41,240	—	33,358	—	33,358
Accrued interest payable	1,229	—	1,229	—	1,229

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

Mortgage loans held for sale, at lower of cost or fair value – Mortgage loans held for sale at the lower of cost or fair value were sold in July 2016. These loans were carried at amortized cost as of June 30, 2016, with their fair value based on the actual gain recognized upon sale, a Level 3 classification.

Consumer loans held for sale, at lower of cost or fair value – Consumer loans held for sale at the lower of cost or fair value constitute short-term consumer loans generally sold within two business days of origination. The carrying amounts of these loans, due to their short-term nature, approximate fair value and result in a Level 2 classification.

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

11. MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$7,148	$12,748	$4,083	$6,388
Origination of mortgage loans held for sale	58,795	50,173	95,787	96,008
Proceeds from the sale of mortgage loans held for sale	(55,128)	(53,775)	(90,150)	(94,472)
Net gain on sale of mortgage loans held for sale	1,465	1,131	2,560	2,353
Balance, end of period	$12,280	$10,277	$12,280	$10,277

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Net gain realized on sale of mortgage loans held for sale	$1,266	$1,209	$2,107	$2,098
Net change in fair value recognized on loans held for sale	39	(81)	98	97
Net change in fair value recognized on rate lock commitments	260	(121)	535	126
Net change in fair value recognized on forward contracts	(100)	124	(180)	32
Net gain recognized	1,465	1,131	2,560	2,353

Loan servicing income	473	471	944	940
Amortization of mortgage servicing rights	(378)	(378)	(683)	(716)
Net servicing income recognized	95	93	261	224
Total Mortgage Banking income	$1,560	$1,224	$2,821	$2,577

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$4,891	$4,864	$4,912	$4,813
Additions	485	485	769	874
Amortized to expense	(378)	(378)	(683)	(716)
Balance, end of period	$4,998	$4,971	$4,998	$4,971

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and six months ended June 30, 2016 and 2015.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2016	December 31, 2015

Fair value of mortgage servicing rights portfolio	$6,675	$7,242
Monthly prepayment rate of unpaid principal balance*	109% - 366%	105% - 369%
Discount rate	10%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.51	6.38

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

The following table includes the notional amounts and fair values of mortgage loans held for sale at fair value and mortgage banking derivatives as of the period ends presented:

	June 30, 2016		December 31, 2015
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$12,092	$12,280	$3,993	$4,083

Included in other assets:
Rate lock loan commitments	$37,118	$841	$21,580	$306

Included in other liabilities:
Mandatory forward contracts	$33,733	$223	$19,232	$25

12. INTEREST RATE SWAPS

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

The following table reflects information about swaps designated as cash flow hedges as of June 30, 2016 and December 31, 2015:

					June 30, 2016		December 31, 2015
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(590)	$(383)	$(289)	$(188)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(627)	(408)	(311)	(202)
	$20,000				$(1,217)	$(791)	$(600)	$(390)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Interest rate swap on money market deposits	$43	$50	$86	$99
Interest rate swap on FHLB advance	43	53	87	105
Total interest expense on swap transactions	$86	$103	$173	$204

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Gains (Losses) recognized in OCI on derivative (effective portion)	$(219)	$175	$(790)	$(221)

Losses reclassified from OCI on derivative (effective portion)	$(86)	$(103)	$(173)	$(204)

Gains (losses) recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

The estimated net amount of the existing losses reported in AOCI at June 30, 2016 expected to be reclassified into earnings within the next 12 months is $218,000.

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

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or client owes the Bank, and results in credit risk to the Bank. When the fair value of a derivative instrument contract is negative, the Bank owes the client or counterparty, and therefore, has no credit risk.

A summary of the Bank’s interest rate swaps related to clients as of June 30, 2016 and December 31, 2015 is included in the following table:

		June 30, 2016		December 31, 2015
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$25,573	$1,826	$25,927	$400
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	25,573	(1,826)	25,927	(400)
Total		$51,146	$—	$51,854	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of investment securities pledged as collateral by the Bank to cover such net loss positions totaled $2.9 million and $1.5 million at June 30, 2016 and December 31, 2015.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net income	$8,340	$8,320	$26,075	$22,108

Weighted average shares outstanding	20,947	20,860	20,956	20,859
Effect of dilutive securities	11	81	10	80
Average shares outstanding including dilutive securities	20,958	20,941	20,966	20,939

Basic earnings per share:
Class A Common Stock	$0.40	$0.40	$1.26	$1.07
Class B Common Stock	$0.37	$0.37	1.14	0.97

Diluted earnings per share:
Class A Common Stock	$0.40	$0.40	$1.26	$1.07
Class B Common Stock	$0.37	$0.36	1.14	0.97

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Antidilutive stock options	10,000	14,250	10,000	14,250
Average antidilutive stock options	7,500	14,250	8,150	14,250

14. STOCK PLANS AND STOCK BASED COMPENSATION

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

The following table summarizes stock option activity from January 1, 2015 through June 30, 2016:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2015	155,000	$20.15
Granted	323,400	24.51
Exercised	(97,750)	19.77
Forfeited or expired	(57,250)	21.43
Outstanding, December 31, 2015	323,400	$24.40	4.70	$650,000

Outstanding, January 1, 2016	323,400	$24.40
Granted	5,000	26.43
Exercised	(4,000)	20.12
Forfeited or expired	(5,900)	24.47
Outstanding, June 30, 2016	318,500	$24.49	4.28	$1,001,000

Fully vested and expected to vest	318,500	$24.49	4.28	$1,001,000
Exercisable (vested) at June 30, 2016	4,000	$20.77	0.72	$27,000

Information related to stock options for each period follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Intrinsic value of options exercised	$2	$—	$18	$54
Cash received from options exercised, net of shares redeemed	25	—	80	119
Weighted-average fair value per share of options granted	3.27	3.59	3.27	3.59

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2015 through June 30, 2016:

		Weighted-average
	Restricted	grant date fair
	Stock Awards	value per share
Outstanding, January 1, 2015	80,500	$19.85
Granted	2,500	25.19
Forfeited	(4,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2015	79,000	$20.02

Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	(2,000)	19.85
Earned and issued	—	—
Outstanding, June 30, 2016	77,000	$20.02

Fully vested and expected to vest	77,000	$20.02
Vested at June 30, 2016	—	$—

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

The following table summarizes PSU activity from January 1, 2016 through June 30, 2016:

		Weighted-average
	Performance	grant date fair
	Stock Units	value per share
Outstanding, January 1, 2016	—	$—
Granted	55,000	23.08
Forfeited	—	—
Earned and issued	—	—
Outstanding, June 30, 2016	55,000	$23.08

Fully vested and expected to vest	55,000	$23.08
Vested at June 30, 2016	—	$—

Expense Related to the 2015 Stock Incentive Plan

The Company recorded expense related to the 2015 Plan for the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Stock option expense	$64	$51	$126	$56
Restricted stock award expense	45	74	117	147
Performance stock unit expense	127	—	254	—
Total expense	$236	$125	$497	$203

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Awards	Stock Units	Total

2016	$131	$141	$253	$525
2017	259	258	507	1,024
2018	256	120	198	574
2019	145	12	—	157
2020	32	8	—	40
2021	1	2	—	3
Total	$824	$541	$958	$2,323

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$416	$(1,056)	$2,708	$182
Reclassification adjustment for gain on security available for sale recognized in earnings	—	(88)	—	(88)
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	1	(4)	(148)	(26)
Net unrealized gains (losses)	417	(1,148)	2,560	68
Tax effect	(145)	401	(893)	(23)
Net of tax	272	(747)	1,667	45

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(219)	175	(790)	(221)
Reclassification amount for derivative losses realized in income	86	103	173	204
Net unrealized gains (losses)	(133)	278	(617)	(17)
Tax effect	48	(97)	216	5
Net of tax	(85)	181	(401)	(12)

Total other comprehensive income components, net of tax	$187	$(566)	$1,266	$33

Significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2016 and 2015:

		Amounts Reclassified From Accumulated
		Other Comprehensive Income
		Three Months Ended		Six Months Ended
	Affected Line Items in the Consolidated	June 30,		June 30,
(in thousands)	Statements of Income	2016	2015	2016	2015

Available for Sale Securities:
Gain on call of security available for sale	Noninterest income	$—	$88	$—	$88
Tax effect	Income tax expense	—	(31)	—	(31)
Net of tax	Net income	—	57	—	57

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(43)	(50)	(86)	(99)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(43)	(53)	(87)	(105)
Total derivative losses on cash flow hedges	Total interest expense	(86)	(103)	(173)	(204)
Tax effect	Income tax expense	30	36	61	71
Net of tax	Net income	(56)	(67)	$(112)	$(133)

Net of tax, total all reclassification amounts	Net income	$(56)	$(10)	$(112)	$(76)

The following is a summary of the AOCI balances, net of tax:

		2016
(in thousands)	December 31, 2015	Change	June 30, 2016

Unrealized gain on securities available for sale	$1,727	$1,763	$3,490
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(96)	616
Unrealized loss on cash flow hedge	(390)	(401)	(791)
Total unrealized gain	$2,049	$1,266	$3,315

		2015
(in thousands)	December 31, 2014	Change	June 30, 2015

Unrealized gain on securities available for sale	$3,839	$61	$3,900
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(16)	776
Unrealized loss on cash flow hedge	(316)	(12)	(328)
Total unrealized gain	$4,315	$33	$4,348

16. SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of June 30, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

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

Refund transfers and unsecured, small-dollar consumer loans

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

Segment information for the three months ended June 30, 2016 and 2015 follows:

	Three Months Ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$29,537	$3,790	$40	$33,367	$2,210	$35,577

Provision for loan and lease losses	798	480	—	1,278	536	1,814

Net refund transfer fees	—	—	—	—	1,909	1,909
Mortgage banking income	—	—	1,560	1,560	—	1,560
Republic Processing Group program fees	—	—	—	—	664	664
Other noninterest income	6,371	5	63	6,439	230	6,669
Total noninterest income	6,371	5	1,623	7,999	2,803	10,802

Total noninterest expenses	27,737	735	1,152	29,624	2,242	31,866

Income before income tax expense	7,373	2,580	511	10,464	2,235	12,699
Income tax expense	2,413	958	179	3,550	809	4,359
Net income	$4,960	$1,622	$332	$6,914	$1,426	$8,340

Segment end of period assets	$3,989,769	$585,441	$18,133	$4,593,343	$53,579	$4,646,922

Net interest margin	3.23%	3.67%	NM	3.28%	NM	3.43%

	Three Months Ended June 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$26,999	$3,505	$57	$30,561	$497	$31,058

Provision for loan and lease losses	553	164	—	717	187	904

Net refund transfer fees	—	—	—	—	1,907	1,907
Mortgage banking income	—	—	1,224	1,224	—	1,224
Republic Processing Group program fees	—	—	—	—	169	169
Gain on call of security available for sale	88	—	—	88	—	88
Other noninterest income	5,774	6	71	5,851	246	6,097
Total noninterest income	5,862	6	1,295	7,163	2,322	9,485

Total noninterest expenses	23,835	610	1,274	25,719	1,446	27,165

Income before income tax expense	8,473	2,737	78	11,288	1,186	12,474
Income tax expense	2,648	958	27	3,633	521	4,154
Net income	$5,825	$1,779	$51	$7,655	$665	$8,320

Segment end of period assets	$3,520,996	$488,356	$15,635	$4,024,987	$41,232	$4,066,219

Net interest margin	3.28%	3.53%	NM	3.31%	NM	3.32%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Segment information for the six months ended June 30, 2016 and 2015 follows:

	Six Months Ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$58,145	$6,445	$72	$64,662	$10,349	$75,011

Provision for loan and lease losses	1,278	498	—	1,776	5,224	7,000

Net refund transfer fees	—	—	—	—	18,987	18,987
Mortgage banking income	—	—	2,821	2,821	—	2,821
Republic Processing Group program fees	—	—	—	—	963	963
Other noninterest income	12,481	10	155	12,646	306	12,952
Total noninterest income	12,481	10	2,976	15,467	20,256	35,723

Total noninterest expenses	52,612	1,430	2,392	56,434	7,973	64,407

Income before income tax expense	16,736	4,527	656	21,919	17,408	39,327
Income tax expense	5,026	1,681	230	6,937	6,315	13,252
Net income	$11,710	$2,846	$426	$14,982	$11,093	$26,075

Segment end of period assets	$3,989,769	$585,441	$18,133	$4,593,343	$53,579	$4,646,922

Net interest margin	3.15%	3.65%	NM	3.19%	NM	3.60%

	Six Months Ended June 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$52,757	$6,046	$113	$58,916	$1,164	$60,080

Provision for loan and lease losses	669	423	—	1,092	(3)	1,089

Net refund transfer fees	—	—	—	—	17,242	17,242
Mortgage banking income	—	—	2,577	2,577	—	2,577
Republic Processing Group program fees	—	—	—	—	397	397
Gain on call of security available for sale	88	—	—	88	—	88
Other noninterest income	11,171	11	155	11,337	830	12,167
Total noninterest income	11,259	11	2,732	14,002	18,469	32,471

Total noninterest expenses	47,242	1,183	2,559	50,984	7,255	58,239

Income before income tax expense	16,105	4,451	286	20,842	12,381	33,223
Income tax expense	4,934	1,558	100	6,592	4,523	11,115
Net income	$11,171	$2,893	$186	$14,250	$7,858	$22,108

Segment end of period assets	$3,520,996	$488,356	$15,635	$4,024,987	$41,232	$4,066,219

Net interest margin	3.22%	3.56%	NM	3.25%	NM	3.23%

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

Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic. As a result of the its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic Bancorp, Inc. became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary.  As permitted under the terms of CCT1’s governing documents, the Company notified the CCT1 trustee that it will redeem these securities at the par amount of approximately $4 million, without penalty, on September 15, 2016.

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

•	future credit quality, credit losses and the overall adequacy of the Allowance for Loan and Lease Losses (“Allowance”);
•	potential impairment charges or write-downs of other real estate owned (“OREO”) or impaired premises and equipment;
•	future short-term and long-term interest rates and the respective impact on net interest income, net interest spread, net income, liquidity, capital and economic value of equity (“EVE”);
•	the future impact of Company strategies to mitigate interest rate risk;

•	future long-term interest rates and their impact on the demand for Mortgage Banking products, Warehouse lines of credit and Correspondent Lending products;
•	the future value of mortgage servicing rights (“MSRs”);
•	the potential impairment of investment securities;
•	the growth in the Bank’s loan portfolio, in general, and overall mix of such portfolio;
•	the growth in loans originated through the Bank’s Correspondent Lending delivery channel;
•	intentions to sell loans originated through the Bank’s Correspondent Lending delivery channel;
•	the growth in the Bank’s Warehouse Lending (“Warehouse”) portfolio;
•	usage rates on Warehouse lines of credit;
•	the volatility of the Bank’s Warehouse portfolio outstanding balances;
•	the Bank’s ability to maintain and/or grow deposits;
•	the concentrations and volatility of the Bank’s securities sold under agreements to repurchase (“SSUARs”);
•	the Company’s intentions regarding its Trust Preferred Securities (“TPS”);
•	the Company’s ability to successfully implement strategic plans, including, but not limited to, those related to recent or future business acquisitions;
•

future accretion of discounts on loans acquired in the Company’s May 17, 2016 acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”) or the Bank’s 2012 FDIC-assisted transactions and the effect of such accretion on the Bank’s net interest income and net interest margin;

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

See additional discussion under Part I Item 1 “Business” and Part I Item 1A “Risk Factors” of the Company’s 2015 Annual Report on Form 10-K.

ACQUISITION OF CORNERSTONE BANCORP, INC. (“CORNERSTONE”)

On May 17, 2016, the Company completed its acquisition of Cornerstone, and its wholly-owned bank subsidiary Cornerstone Community Bank (“CCB”), for approximately $32 million in cash. The acquisition of Cornerstone expanded the Company’s footprint in the Tampa, Florida metropolitan statistical area. At May 17, 2016, Cornerstone reported approximately $236 million in total assets, approximately $195 million in gross loans and approximately $205 million in deposits.

As a result of the completion of the merger, the Company incurred pre-tax charges totaling $704,000 and $902,000 during the three and six months ended June 30, 2016 for conversion-related expenses, professional fees and compensation-related expenses for Cornerstone employees acquired as part of the acquisition. As expected, the Cornerstone acquisition contributed a net after-tax loss of $330,000 and $487,000 to the Company’s operating results for the three and six months ended June 30, 2016 as a consequence of these conversion-related expenses.  Net income from the Cornerstone acquisition is expected to be accretive to the Company’s overall operating results on a quarterly basis going forward, as well as cumulatively for its first twelve months of operations post-acquisition.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

BUSINESS SEGMENT COMPOSITION

As of June 30, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending, Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities.

Table 1 — Segment Information

	Three months ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$4,960	$1,622	$332	$6,914	$1,426	$8,340
Total assets	3,989,769	585,441	18,133	4,593,343	53,579	4,646,922
Net interest margin	3.23%	3.67%	NM	3.28%	NM	3.43%

	Three months ended June 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$5,825	$1,779	$51	$7,655	$665	$8,320
Total assets	3,520,996	488,356	15,635	4,024,987	41,232	4,066,219
Net interest margin	3.28%	3.53%	NM	3.31%	NM	3.32%

	Six Months Ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$11,710	$2,846	$426	$14,982	$11,093	$26,075
Total assets	3,989,769	585,441	18,133	4,593,343	53,579	4,646,922
Net interest margin	3.15%	3.65%	NM	3.19%	NM	3.60%

	Six Months Ended June 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$11,171	$2,893	$186	$14,250	$7,858	$22,108
Total assets	3,520,996	488,356	15,635	4,024,987	41,232	4,066,219
Net interest margin	3.22%	3.56%	NM	3.25%	NM	3.23%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2016, in addition to Internet Banking and Correspondent Lending delivery channels, Republic had 44 full-service banking centers with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 19

•Central Kentucky — 8

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 4

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Florence — 1

•Independence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 6

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

The Bank’s principal lending activities consists of the following:

Retail Mortgage Lending — Through its retail banking centers detailed above, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, residential real estate loans.  In addition, the Bank originates home equity amortizing loans (“HEAL”) and home equity lines of credit (“HELOCs”) through its retail banking centers. All such loans are generally collateralized by owner-occupied property.

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

In the previous two years, while continuing to increase its total commercial-related loan portfolio, the Bank has strived to diversify its commercial loan mix by increasing the ratio of C&I loans to total commercial loans and conversely decreasing the ratio of CRE loans to total commercial loans.

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

Internet Lending — The Bank accepts online loan applications through its website, www.republicbank.com.  Historically, the majority of loans originated through the internet have been within the Bank’s traditional markets of Kentucky and Indiana.  Other states where loans are marketed include California, Colorado, Florida, Georgia, Illinois, Michigan, Minnesota, Ohio, Tennessee and Virginia, as well as the District of Columbia.

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

The Bank may, from time to time, acquire unsecured consumer installment loans for investment from a third-party originator. Such consumer loans are purchased at par and are selected by the Bank based on certain underwriting characteristics.

Indirect Lending – In the fourth quarter of 2015, the Bank initiated a formal indirect lending division to grow its presence in the consumer auto loan market. The program involves establishing relationships with automobile dealers in the Bank’s market footprint and obtaining consumer auto loans in a low-cost delivery method. As a result of its success in Indirect Auto Lending, the Bank intends to enter Dealer Floor Plan lending during the second half of 2016.

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

Internet Banking — The Bank expands its market penetration and service delivery by offering clients Internet Banking services and products through its website, www.republicbank.com.  During the second half of 2016, the Bank has plans to roll out a separately-branded, digital banking platform to complement its existing brick-and-mortar locations, and if successful, expand its overall deposit reach.

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

See additional detail regarding the Traditional Banking segment under Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding the Warehouse Lending segment under Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding Mortgage Banking under Footnote 11 “Mortgage Banking Activities” and Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

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

New “Easy Advance” Product

Since RB&T’s discontinuance of Refund Anticipation Loans (“RALs”) in April 2012, the tax industry, as a whole, has continued to make credit alternatives available to its customer base each year, including the availability of RALs in various states through finance companies.  One credit alternative to a traditional RAL the industry has developed is a product that allows a taxpayer to receive an advance of a portion of their refund with no additional fee paid by the taxpayer, and all fees for the advance being paid by the tax preparer or tax software company (collectively, the “Tax Providers”) to the lenders that offer this product.

TRS offered its new EA tax credit product during the first quarter of 2016. The EA product had the following features during the period it was offered through February 29, 2016:

•	An advance amount of $750 per taxpayer customer;
•	No EA fee charged to the taxpayer customer;
•	All fees for the product were paid by the Tax Providers with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;
•	No requirement that the taxpayer customer pay for another bank product, such as an RT;

•	Multiple funds disbursement methods, including direct deposit, prepaid card, check or the Walmart Direct2Cash® product, based on the taxpayer customer’s election;
•	Repayment of the EA to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs during 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable tax authority. Provisions for loss on EAs were estimated when advances were made, with all loss provisions made in the first quarter of 2016. Unpaid EAs were charged-off within 81 days after the taxpayer customer’s tax return was submitted to the applicable tax authority, with the majority of charge-offs recorded during the second quarter of 2016.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

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

Republic Credit Solutions division —  The RCS division offers short-term consumer credit products. In general, the credit products are unsecured, small-dollar consumer loans with maturities of 30 days-or-more, and are dependent on various factors including the consumer’s ability to repay.

OVERVIEW (Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015)

Total Company net income for the second quarter of 2016 was $8.3 million, equivalent to the same period in 2015. Diluted earnings per Class A Common Share were $0.40 for the quarters ended June 30, 2016 and 2015.

General highlights by business segment for the quarter ended June 30, 2016 consisted of the following:

Traditional Banking segment

•	Net income decreased $865,000, or 15%, for the second quarter of 2016 compared to the same period in 2015 primarily due to elevated noninterest expenses.

•

Despite a decrease in net interest income from accretion on loans acquired through the Company’s 2012 FDIC-assisted transactions, net interest income increased $2.5 million, or 9%, for the second quarter of 2016 compared to the same period in 2015.

•	The Traditional Banking Provision was $798,000 for the second quarter of 2016 compared to $553,000 for the same period in 2015.

•	Total noninterest income increased $509,000, or 9%, for the second quarter of 2016 compared to the same period in 2015.

•	Total noninterest expense increased $3.9 million, or 16%, during the second quarter of 2016 compared to the second quarter of 2015.

Warehouse Lending segment

•	Net income decreased $157,000, or 9%, for the second quarter of 2016 compared to the same period in 2015.

•	Net interest income increased $285,000, or 8%, for the second quarter of 2016 compared to the same period in 2015.

•	The Warehouse Provision was $480,000 for the second quarter of 2016 compared to $164,000 for the same period in 2015.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $336,000, or 27%, during the second quarter of 2016 compared to the same period in 2015.

•	Overall, Republic’s proceeds from the sale of secondary market loans totaled $55 million during the second quarter of 2016 compared to $54 million during the same period in 2015.

Republic Processing Group segment

•

Net income increased $761,000, or 114%, for the second quarter of 2016 compared to the same period in 2015.  The higher net income was primarily driven by an increase in both net interest income and noninterest income.

•	Net interest income increased $1.7 million for the second quarter of 2016 compared to the same period in 2015.

•	Overall, RPG recorded a net charge to the Provision of $536,000 during the second quarter of 2016, compared to a charge of $187,000 for the same period in 2015.

•	Noninterest income increased $481,000 for the second quarter of 2016 compared to the same period in 2015.

•	Noninterest expenses were $2.2 million for the second quarter of 2016 compared to $1.4 million for the same period in 2015.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015)

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

Total Company net interest income increased $4.5 million, or 15%, during the second quarter of 2016 compared to the same period in 2015.  The primary driver of the increase in total Company net interest income was growth in the Company’s quarterly average loans. The total Company net interest margin increased to 3.43% during the second quarter of 2016 compared to 3.32% for the same period in 2015.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $2.5 million, or 9%, for the quarter ended June 30, 2016 compared to the same period in 2015.  The Traditional Banking net interest margin was 3.23% for the second quarter of 2016, a decrease of five basis points from the same period in 2015.

The increase in the Traditional Bank’s net interest income and the decrease in the net interest margin during the second quarter of 2016 were primarily attributable to the following factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s May 17, 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions, were $2.9 billion with a weighted average yield of 4.06% during the second quarter of 2016 compared to $2.7 billion with a weighted average yield of 4.04% during the second quarter of 2015. The overall effect of these changes in rate and volume was an increase of $2.1 million in interest income. This increase in average loans for the second quarter of 2016 over the second quarter of 2015 was driven primarily by growth in the Bank’s CRE, C&I, HELOC and Indirect Auto portfolios over the previous 12 months.

•

Net interest income related to the Company’s May 17, 2016 Cornerstone acquisition contributed $928,000 to the Traditional Bank’s overall net interest income during the second quarter of 2016. See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during the second quarter of 2016 compared to the same period in 2015 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio during the second quarter of 2015. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during the second quarter of 2016 from this portfolio was $170,000 compared to $1.3 million for the same period in 2015. Overall, the average balance of the portfolio was $21 million with a yield of 10.96% during the second quarter of 2016 compared to $33 million with a yield of 20.39% for 2015. The overall effect of these changes in rate and volume was a decrease of $1.1 million in interest income.

•

The Company’s subordinated note related to RBCT paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. During the second quarter of 2016, the note’s coupon rate was 2.049% based on the LIBOR index, or approximately 4.00% lower than the note’s coupon rate during the second quarter of 2015. The lower rate equated to $413,000 less in interest expense for the second quarter of 2016 compared to the same period in 2015. This subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company elected not to redeem its subordinated note on July 1, 2016.

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

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $285,000, or 8%, for the second quarter of 2016 compared to the same period in 2015. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to the same period in 2015. Total Warehouse line commitments increased to $858 million at June 30, 2016 from $645 million at June 30, 2015, with the Company continuing to grow its Warehouse client base over the previous 12 months. Further, average line usage on Warehouse commitments remained relatively high at 58% during the second quarter of 2016 compared to 64% during the second quarter of 2015. Usage rates during both quarters benefitted from continued low, long-term mortgage rates during the periods. The yield for Warehouse lines of credit during the second quarter of 2016 increased 28 basis points from the same period in 2015, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Driven by the increase in outstanding commitments together with a relatively strong usage rate, average outstanding Warehouse lines of credit during the second quarter of 2016 increased $16 million, or 4%, compared to the same period in 2015.  Average outstanding warehouse lines were $413 million during the second quarter of 2016 with a weighted average yield of 4.05%, compared to average outstanding lines of $397 million with a weighted average yield of 3.77% for the same period in 2015.

Republic Processing Group segment

Net interest income within the RPG segment increased $1.7 million for the second quarter of 2016 compared to the same period in 2015. The increase in RPG’s net interest income was primarily attributable to growth in short-term, consumer credit products through the RCS division of RPG. Such products contributed $2.1 million of net interest income during the second quarter of 2016 compared to $294,000 for the same period in 2015, primarily driven by the previously reported growth in one of RCS’ loan programs, which moved beyond its pilot phase during June of 2015.

See additional detail regarding RCS loan sales under Footnote 4 “Loans Held for Sale” of Part I Item 1 “Financial Statements.”

Table 2 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$579,027	$2,239	1.55%	$531,402	$2,079	1.56%
Federal funds sold and other interest-earning deposits	95,204	155	0.65	32,300	27	0.33
RPG Easy Advance loans and fees(2)	1,171	1	0.34	—	—	—
Other RPG loans and fees(2)(3)	12,911	2,095	64.91	4,829	472	39.10
Warehouse lines of credit and fees(2)(3)	413,135	4,180	4.05	396,934	3,742	3.77
All other loans and fees(2)(3)	3,052,180	31,470	4.12	2,778,364	29,402	4.23

Total interest-earning assets	4,153,628	40,140	3.87	3,743,829	35,722	3.82

Allowance for loan and lease losses	(29,525)			(24,752)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	73,807			68,463
Premises and equipment, net	36,485			33,432
Bank owned life insurance	56,952			51,963
Other assets(1)	60,496			52,377
Total assets	$4,351,843			$3,925,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$930,560	$205	0.09%	$824,848	$130	0.06%
Money market accounts	551,477	272	0.20	490,836	188	0.15
Time deposits	221,295	556	1.00	198,930	468	0.94
Brokered money market and brokered certificates of deposit	276,978	314	0.45	189,368	235	0.50

Total interest-bearing deposits	1,980,310	1,347	0.27	1,703,982	1,021	0.24

Securities sold under agreements to repurchase and other short-term borrowings	267,574	15	0.02	335,530	17	0.02
Federal Home Loan Bank advances	627,335	2,973	1.90	646,737	2,997	1.85
Subordinated note	43,234	228	2.11	41,240	629	6.10

Total interest-bearing liabilities	2,918,453	4,563	0.63	2,727,489	4,664	0.68

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	805,718			601,371
Other liabilities	30,877			20,799
Stockholders’ equity	596,795			575,653
Total liabilities and stockholders’ equity	$4,351,843			$3,925,312

Net interest income		$35,577			$31,058

Net interest spread			3.24%			3.14%

Net interest margin			3.43%			3.32%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The total amount of loan fee income included in total interest income was $3.7 million and $2.9 million for the three months ended June 30, 2016 and 2015.
(3)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts and fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30, 2016
	Compared to
	Three Months Ended June 30, 2015
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$160	$184	$(24)
Federal funds sold and other interest-earning deposits	128	86	42
RPG Easy Advance fees	1	1	—
Other RPG loans and fees	1,623	1,164	459
Warehouse lines of credit and fees	438	157	281
All other loans and fees	2,068	2,839	(771)

Net change in interest income	4,418	4,431	(13)

Interest expense:

Transaction accounts	75	19	57
Money market accounts	84	25	59
Time deposits	88	55	33
Brokered money market and brokered certificates of deposit	79	101	(22)
Securities sold under agreements to repurchase and other short-term borrowings	(2)	(4)	2
Federal Home Loan Bank advances	(24)	(91)	67
Subordinated note	(401)	29	(430)

Net change in interest expense	(101)	133	(234)

Net change in net interest income	$4,519	$4,297	$222

Provision for Loan and Lease Losses

The total Company recorded a Provision of $1.8 million for the second quarter of 2016, compared to $904,000 for the same period in 2015.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2016 was $798,000, compared to $553,000 for the second quarter of 2015. An analysis of the Provision for the second quarter of 2016 compared to the same period in 2015 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded a net charge of $694,000 to the provision for the second quarter of 2016 compared to a net credit of $321,000 during the second quarter of 2015.  Loan growth during the second quarter of 2016 primarily drove the charge to the Provision. The net credit for the second quarter of 2015 resulted primarily from improvement in certain qualitative factors within the Allowance calculation, which more than offset $810,000 in gross charges within the calculation that was driven by loan growth during the period.  The improvement in the Bank’s qualitative factors was directly attributable to continued improvement within the Bank’s overall credit quality, with an overall improvement in delinquent loans to total loans being the primary driver.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded net charges of $111,000 and $649,000 to the Provision during the second quarters of 2016 and 2015. During the second quarter of 2016, the Bank recorded a significant charge of $330,000 related to one C&I relationship, with this allocation partially offset by improvements in other loans rated Substandard and Special Mention.  The net charge during the second quarter of 2015 was the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of recent payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.

•

Related to purchased-credit-impaired (“PCI”) loans, the Bank recorded a net credit of $7,000 to the Provision during the second quarter of 2016 compared to a net charge of $225,000 for the same period in 2015. Charges generally reflect projected shortfalls in cash flows below initial acquisition-day estimates for PCI loans, while credits are primarily attributable to generally positive dispositions.

As a percentage of total loans, the Traditional Banking Allowance was 0.82% at June 30, 2016 compared to 0.85% at December 31, 2015 and 0.84% at June 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at June 30, 2016.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $480,000 for the second quarter of 2016, a $316,000 increase from the same period in 2015. Provision expense for both periods reflects general reserves for growth in outstanding balances. Outstanding Warehouse balances increased $192 million during the second quarter of 2016 compared to growth of $66 million during the second quarter of 2015.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2016, December 31, 2015 and June 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2016.

Republic Processing Group segment

RPG recorded a net charge to the Provision of $536,000 during the second quarter of 2016, an increase of $349,000 compared to same period in 2015. The Bank recorded charges of $869,000 and $229,000 to the Provision during the second quarters of 2016 and 2015 associated with growth in the RCS division’s short-term, consumer loans as one of its programs moved beyond its pilot phase during June 2015 and has continued to grow modestly since.

Partially offsetting the Provision related to RCS loans, the TRS division recorded net recoveries of $333,000 during the second quarter of 2016 on its EA product and its former Refund Anticipation Loan (“RAL”) product. The EA product was first offered during the first quarter of 2016, while the RAL product was discontinued after the 2012 tax season. TRS recorded similar recoveries of  $42,000 on the RAL product during the second quarter of 2015.

Table 4 — Summary of Loan and Lease Loss Experience for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30,
(dollars in thousands)	2016	2015

Allowance at beginning of period	$31,475	$24,631

Charge-offs:

Residential real estate
Owner occupied	(73)	(178)
Owner occupied - correspondent	—	—
Non owner occupied	—	(29)
Commercial real estate	—	(147)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	(330)	(27)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(49)	(21)
Consumer:
RPG loans	(3,943)	(21)
Credit cards	(50)	(31)
Overdrafts	(171)	(103)
Purchased whole loans	(64)	(60)
Other consumer	(67)	(89)
Total charge-offs	(4,747)	(706)

Recoveries:

Residential real estate
Owner occupied	77	64
Owner occupied - correspondent	—	—
Non owner occupied	8	3
Commercial real estate	79	81
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	9
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	78	22
Consumer:
RPG loans	389	42
Credit cards	3	28
Overdrafts	56	87
Purchased whole loans	6	—
Other consumer	70	83
Total recoveries	766	419
Net loan charge-offs	(3,981)	(287)

Provision - Core Banking	1,278	717
Provision - RPG	536	187
Total Provision	1,814	904
Allowance at end of period	$29,308	$25,248

Credit Quality Ratios:

Allowance to total loans	0.79%	0.78%
Allowance to nonperforming loans	147	103
Net loan charge-offs to average loans (annualized) - Total Company	0.46	0.04
Net loan charge-offs to average loans (annualized) - Core Bank	0.05	0.04

Noninterest Income

Total Company noninterest income increased $1.3 million, or 14%, during the second quarter of 2016 compared to the same period in 2015. The most significant components comprising the total Company’s increase in noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $509,000, or 9%, for the second quarter of 2016 compared to the same period in 2015.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Interchange fees increased $351,000; primarily due to an increase in debit-card interchange revenue. The higher revenue for debit-card related transactions was primarily the result of growth in retail checking accounts and an increase in customer use of signature-based transactions, which grew 23% on a quarter-over-quarter basis.

•

Net gains (losses) on OREO improved $235,000, as the Bank’s OREO required no mark-to-market charges during the second quarter of 2016 compared to $220,000 in such charges during the same period in 2015.

Service charges on deposit accounts increased to $3.3 million for the second quarter of 2016 compared to $3.2 million for the same period in 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended June 30, 2016 and 2015 remained at $1.8 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended June 30, 2016 and 2015 remained at $405,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $336,000, or 27%, during the second quarter of 2016 compared to the same period in 2015.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $55 million during the second quarter of 2016 compared to $54 million during the same period in 2015.  Republic’s net gains as a percentage of loans sold increased from 2.10% during the second quarter of 2015 to 2.66% during the second quarter of 2016.  Volume during the second quarters of 2016 and 2015 benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

Within the RPG segment, noninterest income increased $481,000, or 21%, during the second quarter of 2016 compared to the same period in 2015.  The increase is primarily due to a $495,000 increase in program fees on short-term, consumer loans originated through the RCS division of RPG. The increase in RPG program fees resulted from the previously reported increase in volume from one of the RCS’ small-dollar consumer loan programs.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest in these loans.  During the second quarter of 2016, the Company sold approximately $70 million of loans from this program compared to $18 million during the second quarter of 2015.

Noninterest Expenses

Total Company noninterest expenses increased $4.7 million, or 17%, during the second quarter of 2016 compared to the same period in 2015. The most significant components comprising the increase in noninterest expense by business segment were as follows:

Traditional Banking segment

For the second quarter of 2016 compared to the same period in 2015, Traditional Banking noninterest expenses increased $3.9 million, or 16%.

Excluding expenses related to the Company’s May 17, 2016 Cornerstone acquisition, the increase was primarily due to a $2.0 million increase in salary expense, as the Traditional Bank added 74 additional full-time equivalent employees over the previous 12 months. Additionally, the Traditional Bank incurred approximately $1.4 million in noninterest expenses associated with its Cornerstone acquisition, with $704,000 of the Cornerstone expenses being related to costs for core systems conversion, professional service fees and compensation-related expenses for Cornerstone employees acquired as part of the acquisition.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

Republic Processing Group segment

Within the RPG segment, noninterest expenses increased $796,000, or 55%, during the second quarter of 2016 compared to the same period in 2015.  The increase is primarily due to an $804,000 increase in salaries and benefits expense, driven by additional staff added during the year to support growth in the TRS and RCS divisions.

OVERVIEW (Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015)

Total Company net income for the first six months of 2016 was $26.1 million, representing an increase of $4.0 million, or 18%, compared to the same period in 2015. Diluted earnings per Class A Common Share increased to $1.26 for the six months ended June 30, 2016 compared to $1.07 for the same period in 2015.

General highlights by business segment for the six months ended June 30, 2016 consisted of the following:

Traditional Banking segment

•	Net income increased $539,000, or 5%, for the six months ended of 2016 compared to the same period in 2015.

•	Net interest income increased $5.4 million, or 10%, for the first six months of 2016 compared to the same period in 2015.

•	The Traditional Banking Provision was $1.3 million for the first six months of 2016 compared to $669,000 for the same period in 2015.

•	Total noninterest income increased $1.2 million, or 11%, for the first six months of 2016 compared to the same period in 2015.

•	Total noninterest expense increased $5.4 million, or 11%, during the first six months of 2016 compared to the first six months of 2015.

Warehouse Lending segment

•	Net income decreased $47,000, or 2%, for the first six months of 2016 compared to the same period in 2015.

•	Net interest income increased $399,000, or 7%, for the first six months of 2016 compared to the same period in 2015.

•	The Warehouse Provision was $498,000 for the first six months of 2016 compared to $423,000 for the same period in 2015.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $244,000, or 9%, during the first six months of 2016 compared to the same period in 2015.

•

Overall, Republic’s proceeds from the sale of secondary market loans totaled $90 million during the first six months of 2016 compared to $94 million during the same period in 2015.  Volume during both periods benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

•	Net income increased $3.2 million, or 41%, for the first six months of 2016 compared to the same period in 2015.

•	Net interest income increased $9.2 million for the first six months of 2016 compared to the same period in 2015.

•	Overall, RPG recorded a net charge to the Provision of $5.2 million during the first six months of 2016, compared to a net credit of $3,000 for the same period in 2015.

•	Noninterest income increased $1.8 million, or 10%, for the first six months of 2016 compared to the same period in 2015.

•	Noninterest expenses were $8.0 million for the first six months of 2016 compared to $7.3 million for the same period in 2015.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015)

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

Total Company net interest income increased $14.9 million, or 25%, during the first six months of 2016 compared to the same period in 2015.  The primary drivers of the increase in total Company net interest income were the introduction of the EA product and growth in the Company’s average loans. The total Company net interest margin increased to 3.60% during the first six months of 2016 compared to 3.23% for the same period in 2015, with higher margins on the Company’s newly introduced EA product and its RCS small-dollar consumer loan programs the primary drivers of the increase in the Company’s net interest margin.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $5.4 million, or 10%, for the six months ended June 30, 2016 compared to the same period in 2015.  The Traditional Banking net interest margin was 3.15% for the first six months of 2016, a decrease of seven basis points from the same period in 2015.

The increase in the Traditional Bank’s net interest income and the decrease in the net interest margin during the first six months of 2016 were primarily attributable to the following factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s May 17, 2016 Cornerstone acquisition and the 2012 FDIC-assisted transactions, were $2.9 billion with a weighted average yield of 4.04% during the first six months of 2016 compared to $2.7 billion with a weighted average yield of 4.07% during the same period in 2015. The overall effect of these changes in rate and volume was an increase of $4.0 million in interest income. This increase in average loans for the first six months of 2016 over the same period in 2015 was driven primarily by growth in the Bank’s CRE, C&I and HELOC portfolios over the previous 12 months.

•

Net interest income related to the Company’s May 17, 2016 Cornerstone acquisition  contributed $928,000 to the Traditional Bank’s overall net interest income during the first six months of 2016. See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during the first six months of 2016 compared to the same period in 2015 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during the first six months of 2016 from this portfolio was $919,000 compared to $1.4 million for the same period in 2015. Overall, the average balance of the portfolio was $22 million with a yield of 15.60% during the first six months of 2016 compared to $36 million with a yield of 13.17% for 2015. The overall effect of these changes in rate and volume was a decrease of $677,000 in interest income.

•

The Company’s subordinated note related to RBCT paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. During the first six months of 2016, the note’s coupon rate was based on the LIBOR index and approximately 4.00% lower than the note’s coupon rate during the first six months of 2015. The lower rate equated to $831,000 less in interest expense for the first six months of 2016 compared to the same period in 2015. This subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company elected not to redeem its subordinated note on July 1, 2016.

The FFTR increased for the first time in nine years during December 2015.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are possible during the remainder of 2016. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  The Bank is unable to precisely determine its net interest income and net interest margin in the future because several factors remain unknown, including, but not limited to, the actual steepness of the interest rate yield curve, the future demand for the Bank’s financial products and its overall future liquidity needs, among many other factors.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $399,000, or 7%, for the first six months of 2016 compared to the same period in 2015. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to the same period in 2015. Total Warehouse line commitments increased to $858 million at June 30, 2016 from $645 million at June 30, 2015, with the Company continuing to grow its Warehouse client base over the previous 12 months. Further, average line usage on Warehouse commitments remained relatively high at 53% during the first six months of 2016 compared to 57% during the same period in 2015. Usage rates during both periods benefitted from continued low, long-term mortgage rates during the periods. The yield for Warehouse lines of credit during the first six months of 2016 increased 23 basis points from the same period in 2015, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Driven by the increase in outstanding commitments together with a relatively strong usage rate, average outstanding Warehouse lines of credit during the first six months of 2016 increased $14 million, or 4%, compared to the same period in 2015.  Average outstanding warehouse lines were $353 million during the first six months of 2016 with a weighted average yield of 4.03%, compared to average outstanding lines of $339 million with a weighted average yield of 3.80% for the same period in 2015.

Republic Processing Group segment

Net interest income within the RPG segment increased $9.2 million  for the first six months of 2016 compared to the same period in 2015. The increase in RPG’s net interest income was primarily attributed to the following factors:

•	The TRS division’s newly introduced EA product earned $5.2 million in interest income during the first six months of 2016.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

•

The TRS division had a short-term commercial loan relationship with one of the Company’s third-party program managers in the tax business. TRS earned $1.1 million in loan fees from this relationship during the first six months of 2016 compared to $700,000 in loan fees for the same period in 2015.

•

Short-term, consumer credit products through the RCS division of RPG earned $3.8 million in net interest income during the first six months of 2016 compared to $294,000 for the same period in 2015, driven by the previously discussed growth in one of its RCS loan programs.

Table 5 — Total Company Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$580,448	$4,396	1.51%	$528,161	$4,149	1.57%
Federal funds sold and other interest-earning deposits	197,664	584	0.59	86,933	127	0.29
RPG Easy Advance loans and fees(2)	10,607	5,210	98.24	—	—	—
Other RPG loans and fees(2)(3)	21,219	4,852	45.73	9,766	1,081	22.14
Outstanding Warehouse lines of credit and fees(2)(3)	352,857	7,111	4.03	339,290	6,447	3.80
All other loans and fees(2)(3)	3,001,572	62,002	4.13	2,755,958	57,679	4.19

Total interest-earning assets	4,164,367	84,155	4.04	3,720,108	69,483	3.74

Allowance for loan and lease losses	(29,393)			(24,648)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	115,646			99,619
Premises and equipment, net	33,648			33,684
Bank owned life insurance	54,992			51,770
Other assets(1)	55,083			54,335
Total assets	$4,394,343			$3,934,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$904,711	$385	0.09%	$808,185	$255	0.06%
Money market accounts	537,928	501	0.19	483,587	368	0.15
Time deposits	215,186	1,109	1.03	196,748	893	0.91
Brokered money market and brokered certificates of deposit	284,189	744	0.52	181,648	649	0.71

Total interest-bearing deposits	1,942,014	2,739	0.28	1,670,168	2,165	0.26

Securities sold under agreements to repurchase and other short-term borrowings	337,636	40	0.02	363,321	55	0.03
Federal Home Loan Bank advances	589,709	5,926	2.01	607,554	5,925	1.95
Subordinated note	42,237	439	2.08	41,240	1,258	6.10

Total interest-bearing liabilities	2,911,596	9,144	0.63	2,682,283	9,403	0.70

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	861,204			660,150
Other liabilities	29,349			20,835
Stockholders’ equity	592,194			571,600
Total liabilities and stock-holders’ equity	$4,394,343			$3,934,868

Net interest income		$75,011			$60,080

Net interest spread			3.41%			3.04%

Net interest margin			3.60%			3.23%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The total amount of loan fee income included in total interest income was $13.5 million and $4.7 million for the six months ended June 30, 2016 and 2015.
(3)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts and fees and costs.

Table 6 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 6 — Total Company Volume/Rate Variance Analysis for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30, 2016
	Compared to
	Six Months Ended June 30, 2015
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$247	$400	$(153)
Federal funds sold and other interest-earning deposits	457	254	203
RPG Easy Advance fees	5,210	5,210	—
RPG loans and fees	3,771	1,975	1,796
Outstanding Warehouse lines of credit and fees	664	264	400
All other loans and fees	4,323	5,082	(759)

Net change in interest income	14,672	13,185	1,487

Interest expense:

Transaction accounts	130	33	97
Money market accounts	133	45	89
Time deposits	216	88	128
Brokered money market and brokered certificates of deposit	95	300	(205)
Securities sold under agreements to repurchase and other short-term borrowings	(15)	(4)	(11)
Federal Home Loan Bank advances	1	(177)	178
Subordinated note	(819)	30	(849)

Net change in interest expense	(259)	315	(574)

Net change in net interest income	$14,931	$12,870	$2,061

Provision for Loan and Lease Losses

The Company recorded a Provision of $7.0 million for the first six months 2016, compared to $1.1 million for the same period in 2015.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2016 was $1.3 million, compared to $669,000 for the first six months of 2015. An analysis of the Provision for the first six months of 2016 compared to the same period in 2015 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $1.2 million and $42,000 to the provision for the first six months of 2016 and 2015.  Loan growth primarily drove the 2016 net charge to the Provision.  The small net charge during 2015 resulted primarily from improvement in certain qualitative factors within the Allowance calculation, which offset $865,000 in gross charges within the calculation driven by loan growth during the period.  The improvement in the Bank’s qualitative factors during 2015 was directly attributable to continued improvement within the Bank’s overall credit quality, with an overall improvement in delinquent loans to total loans being the primary driver.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded net charges of $178,000 and $659,000 to the Provision during the first six months of 2016 and 2015. As previously discussed, the Bank recorded a significant provision of $330,000 related to one C&I relationship during the second quarter of 2016, with this provision partially offset by improvements in other loans rated Substandard and Special Mention during the first six months of 2016.   The net charge during 2015 was the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of the payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.

•

Related to PCI loans, the Bank recorded net credits of $121,000 and $32,000 to the Provision during the first six months of 2016 and 2015. Charges generally reflect projected shortfalls in cash flows below initial acquisition-day estimates for PCI loans, while credits are primarily attributable to generally positive dispositions.

As a percentage of total loans, the Traditional Banking Allowance was 0.82% at June 30, 2016 compared to 0.85% at December 31, 2015 and 0.84% at June 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at June 30, 2016.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $498,000 for the first six months of 2016, a $75,000 increase from the same period in 2015. Provision expense for both periods reflects general reserves for growth in outstanding balances. Outstanding Warehouse balances increased $199 million during the first six months of 2016 compared to growth of $170 million during the first six months of 2015.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2016, December 31, 2015 and June 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2016.

Republic Processing Group segment

RPG recorded a net charge to the Provision of $5.2 million during the first six months of 2016, an increase of $5.2 million compared to same period in 2015. The increase in Provision was primarily attributable to the introduction of the EA product during the first six months of 2016 and general loss reserves for growth in the RCS program.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

The TRS division of RPG recorded a provision for loan loss of $3.2 million during the first six months of 2016 on its new EA product.  Of the $123 million in EAs originated, all were either collected or charged off at June 30, 2016.  Partially offsetting the Provision related to EAs, the TRS division recorded recoveries of $226,000 during the first six months of 2016 on its former Refund Anticipation Loan (“RAL”) product, which was discontinued after the 2012 tax season. This compares to $237,000 of RAL recoveries during the same period in 2015. While the RAL product was discontinued after the 2012 tax season, the Bank still receives recoveries of previously charged-off RALs.

The Bank also recorded charges of $2.2 million and $234,000 to the Provision during the first six months of 2016 and 2015 associated with growth in the RCS division’s short-term consumer loans.

Table 7 — Summary of Loan and Lease Loss Experience for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,
(dollars in thousands)	2016	2015

Allowance at beginning of period	$27,491	$24,410

Charge-offs:

Residential real estate
Owner occupied	(261)	(314)
Owner occupied - correspondent	—	—
Non owner occupied	—	(29)
Commercial real estate	(41)	(154)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(44)	—
Commercial & industrial	(330)	(56)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(84)	(72)
Consumer:
RPG loans	(5,194)	(26)
Credit cards	(62)	(71)
Overdrafts	(332)	(249)
Purchased whole loans	(123)	(72)
Other consumer	(139)	(160)
Total charge-offs	(6,610)	(1,203)

Recoveries:

Residential real estate
Owner occupied	151	124
Owner occupied - correspondent	—	—
Non owner occupied	8	6
Commercial real estate	106	90
Commercial real estate - purchased whole loans	—	—
Construction & land development	20	—
Commercial & industrial	4	38
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	104	59
Consumer:
RPG loans	722	237
Credit cards	12	41
Overdrafts	132	175
Purchased whole loans	6	—
Other consumer	162	182
Total recoveries	1,427	952
Net loan charge-offs	(5,183)	(251)

Provision - Core Banking	1,776	1,092
Provision - RPG	5,224	(3)
Total Provision	7,000	1,089
Allowance at end of period	$29,308	$25,248

Credit Quality Ratios:

Allowance to total loans	0.79%	0.76%
Allowance to nonperforming loans	147	103
Net loan charge-offs to average loans (annualized) - Total Company	0.31	0.02
Net loan charge-offs to average loans (annualized) - Core Bank	0.04	0.03

Noninterest Income

Total Company noninterest income increased $3.3 million, or 10%, during the first six months of 2016 compared to the same period in 2015. The most significant components comprising the total Company’s increase in noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $1.2 million, or 11%, for the first six months of 2016 compared to the same period in 2015.  The most significant categories affecting the change in noninterest income for the first six months were as follows:

•

Interchange fees increased $793,000, primarily due to an increase in debit-card interchange revenue. The higher revenue for debit-card transactions was primarily the result of growth in retail checking accounts and an increase in customer use of signature-based transactions, which grew 21% when comparing the first six months of 2016 to the same period in 2015.

•

Net gains (losses) on OREO improved $602,000, as the Bank’s OREO required no mark-to-market charges during the first six months of 2016 compared to $704,000 in such charges during the same period in 2015.  Partially offsetting the difference related to mark-to-market charges was a decrease of $102,000 in net realized gains on the final disposition of OREO during the first six months of 2016 when compared to the same period in 2015.

Service charges on deposit accounts increased from $6.3 million for the first six months of 2015 to $6.4 million for the first six months of 2016.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2016 and 2015 were $3.6 million and $3.5 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2016 and 2015 were $784,000 and $782,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $244,000, or 9%, during the first six months of 2016 compared to the same period in 2015.  Overall, Republic’s proceeds from the sale of secondary market loans totaled $90 million during the first six months of 2016 compared to $94 million during the same period in 2015.  Republic’s net gains as a percentage of loans sold increased from 2.49% during the first six months of 2015 to 2.84% during the first six months of 2016.  Volume during the first six months of 2016 and 2015 benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

Within the RPG segment, noninterest income increased $1.8 million during the first six months of 2016 compared to the same period in 2015.  The increase was primarily due to a $1.7 million, or 10%, increase in net RT revenue from the first six months of 2015, primarily driven by an increase in RT volume.

Additionally, RPG program fees increased $566,000 to $963,000 for the first six months of 2016 compared to $397,000 for the same period in 2015.  The increase in RPG program fees resulted from the previously reported increase in volume from one of the RCS’ small-dollar consumer loan programs.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest in these loans.  During the first six months of 2016, the Company sold approximately $113 million of loans from this program compared to $21 million during the first six months of 2015.

Noninterest Expenses

Total Company noninterest expenses increased $6.2 million, or 11%, during the first six months of 2016 compared to the same period in 2015. The most significant components comprising the increase in noninterest expense by business segment were as follows:

Traditional Banking segment

For the first six months of 2016 compared to the same period in 2015, Traditional Banking noninterest expenses increased $5.4 million, or 11%.  The following factors drove the increase:

•

Salaries and benefits increased $4.0 million, or 16%, from the first six months of 2015 to the first six months of 2016 with $693,000 of the increase directly attributable to the Cornerstone acquisition.  Excluding the Cornerstone acquisition, the increase was primarily due to a $3.3 million increase in salary expense, as the Traditional Bank added 74 additional full-time equivalent employees over the previous 12 months.

•

Data processing expenses increased $817,000, or 47%, with $417,000 of the increase attributable to the conversion of Cornerstone’s core system.  The majority of the remainder of the increase was related to the implementation of additional branch-capture and internet-banking services.

•	Interchange-related expense increased $343,000, consistent with the increases in debit-card and credit-card transaction volume over the previous 12 months.

•

Legal and professional fees decreased $378,000 during the first six months of 2016 with $179,000 of legal and professional expenses directly attributable to the Cornerstone acquisition for the first six months of 2016.  Excluding the Cornerstone acquisition, legal and professional fees decreased $557,000 from the first six months of 2015 primarily due to a decrease in legal-related collection expenses.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2016 AND December 31, 2015

Loan Portfolio

Table 8 — Loan Portfolio Composition

(in thousands)	June 30, 2016	December 31, 2015

Residential real estate:
Owner occupied	$1,052,357	$1,081,934
Owner occupied - correspondent*	162,269	249,344
Non owner occupied	145,803	116,294
Commercial real estate	973,061	824,887
Commercial real estate - purchased whole loans*	36,085	35,674
Construction & land development	80,398	66,500
Commercial & industrial	248,286	229,721
Lease financing receivables	10,976	8,905
Warehouse lines of credit	586,077	386,729
Home equity	324,437	289,194
Consumer:
RPG loans*	12,198	7,204
Credit cards	11,884	11,068
Overdrafts	1,458	685
Purchased whole loans*	8,145	5,892
Other consumer	37,889	12,579
Total loans**	3,691,323	3,326,610
Allowance for loan and lease losses	(29,308)	(27,491)

Total loans, net	$3,662,015	$3,299,119

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $365 million, or 11%, during 2016 to $3.7 billion at June 30, 2016, primarily driven by $190 million in loans from the Company’s Cornerstone acquisition and $199 million in growth in outstanding Warehouse lines of credit.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

Warehouse Lines of Credit

As of June 30, 2016, the Bank had $586 million outstanding on total committed Warehouse credit lines of $858 million.  As of December 31, 2015, the Bank had $387 million outstanding on total committed Warehouse credit lines of $728 million.  The overall increase in committed lines was due to an increase in the number of Warehouse clients serviced by the Company.  The $199 million increase in outstanding balances was due primarily to favorable mortgage interest rates driving overall usage of the Bank’s Warehouse lines higher at the end of June 2016.

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

Correspondent Loans

In June 2016, management elected to sell $74 million of mortgage loans originated through the Bank’s Correspondent Lending channel in order to further enhance its overall liquidity position.  The final cash settlement for this sale occurred in late July 2016.

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

The Bank’s Allowance increased $2 million, or 7%, during the first six months of 2016 to $29 million at June 30, 2016, primarily driven by reserves for RCS small-dollar credit products and general growth in Core Bank portfolios.

As a percent of total loans, the Allowance decreased to 0.79% at June 30, 2016 compared to 0.83% at December 31, 2015. The following factors drove the decrease in ratio of Allowance to total loans:

•

The $190 million of loans from the Company’s Cornerstone acquisition required no loss reserves at June 30, 2016, as such loans were acquired and recorded at their fair value, with estimated losses accounted for in that fair value.

•

Loan growth during the first six months of 2016 was substantially driven by an increase in outstanding Warehouse lines of credit. Warehouse lines receive a relatively low loss estimate of 0.25%, as this product has experienced no losses in its five-year history.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans increased $3 million during the first six months of 2016, with the addition of $11 million in Special Mention loans attributable to the Company’s Cornerstone acquisition offset by approximately $8 million in payoffs and paydowns during the period.

Table 9 — Classified and Special Mention Loans

(in thousands)	June 30, 2016	December 31, 2015

Loss	$—	$—
Doubtful	—	—
Substandard	24,031	27,833
Purchased Credit Impaired - Substandard	—	—
Total Classified Loans	24,031	27,833

Special Mention	36,514	31,312
Purchased Credit Impaired - Group 1	14,571	12,543
Total Special Mention Loans	51,085	43,855

Total Classified and Special Mention Loans	$75,116	$71,688

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $11 million and $12 million at June 30, 2016 and December 31, 2015.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.54% at June 30, 2016 from 0.66% at December 31, 2015, as the total balance of nonperforming loans decreased by $2 million, or 9%, while total loans increased $365 million, or 11% during the first six months of 2016. Approximately $1 million of nonperforming loans at June 30, 2016 were attributable to the Company’s Cornerstone acquisition.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	June 30, 2016	December 31, 2015

Loans on nonaccrual status*	$18,778	$21,712
Loans past due 90-days-or-more and still on accrual**	1,178	224
Total nonperforming loans	19,956	21,936
Other real estate owned	1,503	1,220
Total nonperforming assets	$21,459	$23,156

Credit Quality Ratios:
Nonperforming loans to total loans	0.54%	0.66%
Nonperforming assets to total loans (including OREO)	0.58	0.70
Nonperforming assets to total assets	0.46	0.55

*Loans on nonaccrual status include impaired loans. See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

**For all periods presented, loans past due 90-days-or-more and still accruing consist entirely of PCI loans.

Approximately $16 million, or 79%, of the Bank’s total nonperforming loans at June 30, 2016 was concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s nonperforming residential real estate concentration was $16 million, or 73%, as of December 31, 2015.

Approximately $4 million, or 19%, of the Bank’s total nonperforming loans was concentrated in the CRE and construction and land development portfolios as of June 30, 2016, compared to $6 million, or 26%, at December 31, 2015. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

Table 11 — Nonperforming Loan Composition

	June 30, 2016		December 31, 2015
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$12,600	1.20%	$13,197	1.22%
Owner occupied - correspondent	—	—	—	—
Non owner occupied	1,823	1.25	935	0.80
Commercial real estate	3,735	0.38	4,165	0.50
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	83	0.10	1,589	2.39
Commercial & industrial	394	0.16	194	0.08
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,258	0.39	1,793	0.62
Consumer:
RPG loans	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	—	—
Other consumer	63	0.17	63	0.50

Total nonperforming loans	$19,956	0.54	$21,936	0.66

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2016		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Residential real estate:
Owner occupied	120	$5,682	33	$6,408	1	$510	154	$12,600
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	5	111	2	371	2	1,341	9	1,823
Commercial real estate	3	78	7	1,625	2	2,032	12	3,735
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	1	83	—	—	—	—	1	83
Commercial & industrial	—	—	2	394	—	—	2	394
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	22	529	4	729	—	—	26	1,258
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	21	63	—	—	—	—	21	63

Total	172	$6,546	48	$9,527	5	$3,883	225	$19,956

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2015		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Residential real estate:
Owner occupied	125	$6,313	34	$6,287	1	$597	160	$13,197
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	5	87	—	—	1	848	6	935
Commercial real estate	2	69	8	1,972	3	2,124	13	4,165
Commercial real estate - purchased whole loans	—	—	—	—			—	—
Construction & land development	1	89	—	—	1	1,500	2	1,589
Commercial & industrial	—	—	1	194	—	—	1	194
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	530	6	1,263	—	—	31	1,793
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	19	63	—	—	—	—	19	63

Total	177	$7,151	49	$9,716	6	$5,069	232	$21,936

Approximately $6 million in nonperforming loans at December 31, 2015, were removed from the nonperforming loan classification during the first six months of 2016. Approximately $69,000, or 1%, of these loans were removed from the nonperforming category because they were charged-off. Approximately $1 million, or 27%, in loan balances were transferred to OREO, with $4 million, or 72%, refinanced at other financial institutions.

Based on the Bank’s review of its loan portfolio at June 30, 2016, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Table 13 — Rollforward of Nonperforming Loan Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Nonperforming loans at beginning of period	$19,907	$24,995	$21,936	$23,659
Loans added to nonperforming status	2,944	4,874	4,246	7,212
Loans removed from nonperforming status (see table below)	(2,386)	(4,842)	(5,557)	(5,626)
Principal paydowns	(509)	(403)	(669)	(621)

Nonperforming loans at end of period	$19,956	$24,624	$19,956	$24,624

Table 14 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Loans charged-off	$(53)	$(138)	$(69)	$(158)
Loans transferred to OREO	(1,018)	(1,338)	(1,490)	(1,586)
Loans refinanced at other institutions	(1,315)	(2,272)	(3,998)	(2,620)
Loans returned to accrual status	—	(1,094)	—	(1,262)

Total nonperforming loans removed from nonperforming status	$(2,386)	$(4,842)	$(5,557)	$(5,626)

Delinquent Loans

Delinquent loans to total loans decreased to 0.29% at June 30, 2016, from 0.35% at December 31, 2015, as the total balance of delinquent loans decreased by $1 million, or 10%, while total loans increased $365 million, or 11%. With the exception of PCI loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2016 and December 31, 2015 were on nonaccrual status. Approximately $2 million of delinquent loans at June 30, 2016 were attributable to the Company’s Cornerstone acquisition.

The composition of the Bank’s delinquent loans follows:

Table 15 — Delinquent Loan Composition(1)

	June 30, 2016		December 31, 2015
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$6,105	0.58%	$6,882	0.64%
Owner occupied - correspondent	—	—	—	—
Non owner occupied	981	0.67	53	0.05
Commercial real estate	1,385	0.14	1,111	0.13
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	—	—	1,500	2.26
Commercial & industrial	381	0.15	299	0.13
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	908	0.28	1,393	0.48
Consumer:		—
RPG loans	419	3.43	246	3.41
Credit cards	42	0.35	12	0.11
Overdrafts	200	13.72	133	19.42
Purchased whole loans	148	1.82	47	0.80
Other consumer	38	0.10	55	0.44

Total delinquent loans	$10,607	0.29	$11,731	0.35

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

As detailed in the preceding table, past due loans concentrated within the residential real estate category decreased $334,000, or 4%, from December 31, 2015 to June 30, 2016, while construction & land development, CRE and C&I delinquencies decreased $1 million, or 39%, for the same period.

Approximately $8 million in delinquent loans at December 31, 2015, were removed from delinquent status as of June 30, 2016.  Approximately $87,000, or 1%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $2 million, or 20%, in loan balances were transferred to OREO with $3 million, or 40%, refinanced at other financial institutions.  The remaining $3 million, or 39%, in delinquent loans were paid current in 2016.

Table 16 — Rollforward of Delinquent Loan Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Delinquent loans at beginning of period	$8,657	$15,511	$11,731	$15,851
Loans that became delinquent during the period	4,752	3,324	6,138	4,841
Delinquent loans removed from delinquent status (see table below)	(3,066)	(7,195)	(7,563)	(9,086)
Change in principal balance of loans delinquent in both periods*	264	(285)	301	(251)

Delinquent loans at end of period	$10,607	$11,355	$10,607	$11,355

*Includes relatively-small consumer portfolios, e.g., credit cards.

Table 17 — Detail of Delinquent Loans Removed From Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Loans charged-off	$(53)	$(202)	$(87)	$(175)
Loans transferred to OREO	(1,018)	(1,583)	(1,491)	(1,643)
Loans refinanced at other institutions	(887)	(2,789)	(3,043)	(3,025)
Loans paid current	(1,108)	(2,621)	(2,942)	(4,243)

Total delinquent loans removed from delinquent status	$(3,066)	$(7,195)	$(7,563)	$(9,086)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $59 million at June 30, 2016 compared to $66 million at December 31, 2015, a decrease of $7 million during the first six months of 2016.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of June 30, 2016, the Bank had $44 million in TDRs, of which $11 million were also on nonaccrual status. As of December 31, 2015, the Bank had $50 million in TDRs, of which $12 million were also on nonaccrual status.

The composition of the Bank’s impaired loans follows:

Table 18 — Impaired Loan Composition

(in thousands)	June 30, 2016	December 31, 2015

Troubled debt restructurings	$44,218	$49,580
Impaired loans (which are not TDRs)	14,629	16,543

Total impaired loans	$58,847	$66,123

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 19 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
June 30, 2016		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	</= $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	—	$—	5	$1,017	—	$—	5	$1,017
Commercial real estate	—	—	1	300	—	—	1	300
Construction & land development	—	—	1	186	—	—	1	186

Total	—	$—	7	$1,503	—	$—	7	$1,503

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2015		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	</= $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$193	2	$285	—	$—	5	$478
Commercial real estate	1	54	1	388	—	—	2	442
Construction & land development	—	—	1	300	—	—	1	300

Total	4	$247	4	$973	—	$—	8	$1,220

Table 20 — Rollforward of Other Real Estate Owned Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

OREO at beginning of period	$1,280	$6,736	$1,220	$11,243
Transfer from loans to OREO	1,282	1,590	1,938	1,922
Proceeds from sale*	(1,139)	(5,251)	(1,983)	(9,971)
Net gain on sale	80	65	328	430
Writedowns	—	(220)	—	(704)

OREO at end of period	$1,503	$2,920	$1,503	$2,920

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $61 million and $53 million of BOLI on its consolidated balance sheet at June 30, 2016 and December 31, 2015.  The Bank obtained $7 million in BOLI in its May 17, 2016 Cornerstone acquisition.

Deposits

Table 21 — Deposit Composition

(in thousands)	June 30, 2016	December 31, 2015

Demand	$825,833	$783,054
Money market accounts	576,753	501,059
Brokered money market accounts	160,029	200,126
Savings	152,608	117,408
Individual retirement accounts*	42,358	36,016
Time deposits, $250 and over*	46,901	42,775
Other certificates of deposit*	143,365	127,878
Brokered certificates of deposit*	41,105	44,298

Total interest-bearing deposits	1,988,952	1,852,614
Total noninterest-bearing deposits	867,095	634,863

Total deposits	$2,856,047	$2,487,477

* Represents a time deposit.

Total Company deposits increased $369 million, or 15%, from December 31, 2015 to $2.9 billion at June 30, 2016. Total Company interest-bearing deposits increased $136 million, or 7%, while total Company noninterest bearing deposits increased $232 million, or 37%.

The Company assumed $205 million in deposits through its May 17, 2016 Cornerstone acquisition, including approximately $152 million in interest-bearing deposits and $53 million in noninterest-bearing deposits.  Outside of the Cornerstone acquisition, increases in balances for several large corporate clients drove the Company’s overall increase in deposits for the first six months of 2016.

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

SSUARs decreased approximately $269 million, or 68%, during the first six months of 2016, with two large corporate clients accounting for $207 million, or 77%, of the decrease. One of these clients reflected a decrease of $111 million during the period due to normal seasonal cash flow needs.  The second client transferred approximately $96 million in funds to a competing financial institution as a result of proposed changes by the Bank to the client’s account structure. The substantial majority of SSUARs are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $288 million, or 41%, from December 31, 2015 to $988 million at June 30, 2016. The Bank held $495 million in overnight advances at a rate of 0.42% as of June 30, 2016, compared to $150 million in overnight advances at a rate of 0.35% held at December 31, 2015.  Additionally, the Bank obtained no additional long-term fixed rate advances during the first six months of 2016, while $57 million of advances at a rate of 2.08% matured and were paid off during the period.

The Company’s usage of overnight FHLB advances increased during the first six months of 2016 primarily due to significant growth in outstanding warehouse lines credit.  Management anticipates its usage of FHLB overnight advances will continue to strongly correlate with fluctuations in outstanding warehouse lines for the remainder of 2016.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank  had a loan to deposit ratio (excluding brokered deposits) of 139% at June 30, 2016 and 148% at December 31, 2015. At June 30, 2016 and December 31, 2015, the Company had cash and cash equivalents on-hand of $143 million and $210 million. In addition, the Bank had available borrowing capacity of $203 million and $567 million from the FHLB at June 30, 2016 and December 31, 2015. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $350 million and $69 million as of June 30, 2016 and December 31, 2015 and unsecured lines of credit totaling $170 million available through various other financial institutions as of June 30, 2016 and December 31, 2015.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2016 and December 31, 2015, these pledged investment securities had a fair value of $205 million and $490 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2016, the Bank had approximately $590 million in deposits from 92 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $356 million, or 12%, of the Company’s total deposit balances at June 30, 2016. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its on-going success of growing loans during the previous 12 months and its overall use of non-core funding sources, the Bank has approached, and in some cases fallen short of, its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  In addition, the Bank’s Board of Directors adopted an internal liquidity policy in January 2016 with an additional liquidity ratio requirement related to unencumbered liquid assets to total assets.  As of June 30, 2016, the Bank was in compliance with all Board-approved liquidity policies.

Capital

Total stockholders’ equity increased from $577 million at December 31, 2015 to $595 million at June 30, 2016. The increase in stockholders’ equity was primarily attributable to net income earned during 2016 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2016, RB&T could, without prior approval, declare dividends of approximately $49 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Common Equity Tier I Risk Based, Tier I Risk Based and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.48% at June 30, 2016 compared to 14.33% at December 31, 2015. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on July 1, 2016, and is currently carrying the note at a cost of LIBOR plus 1.42%.

As a result of the its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary. In 2006, CCT1 issued $4 million of adjustable-rate TPS due December 15, 2036. The interest rate on the CCT1 TPS adjusts quarterly to 3-month LIBOR  plus 170 basis points. As permitted under the terms of CCT1’s governing documents, the Company notified the CCT1 trustee that it will redeem these securities at the par amount of approximately $4 million, without penalty, on September 15, 2016.

Table 22 — Capital Ratios

	As of June 30, 2016		As of December 31, 2015
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$645,711	17.21%	$631,820	20.58%
Republic Bank & Trust Company	540,457	14.41	494,575	16.12

Common equity tier 1 capital to risk weighted
Republic Bancorp, Inc.	$572,403	15.26%	$564,329	18.39%
Republic Bank & Trust Company	511,149	13.63	467,084	15.23

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$616,403	16.43%	$604,329	19.69%
Republic Bank & Trust Company	511,149	13.63	467,084	15.23

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$616,403	13.95%	$604,329	14.82%
Republic Bank & Trust Company	511,149	11.83	467,084	11.46

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

As of June 30, 2016, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of June 30, 2016 was not considered meaningful and is not presented by the Bank because decreases in the Fed Funds Target Rate were considered unlikely as of June 30, 2016. The Federal Open Market Committee raised the FFTR for the first time in nine years during December 2015 from between 0.00% and 0.25% to 0.25% and 0.50%, with further guidance suggesting that increases to the FFTR were more likely than not during 2016.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2016 and ending June 30, 2017 based on instantaneous movements in interest rates equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees and the impact of the RPG business segment.

Table 23 — Bank Interest Rate Sensitivity as of June 30, 2016

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	5.00%	5.20%	4.80%	3.30%
Board policy limit on % change from base	(4.00)	(8.00)	(12.00)	(16.00)

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2016 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	41,350	27.43	41,350
June 1 - June 30	—	—	—
Total	41,350	$27.43	41,350	252,400

The Company repurchased 41,350 shares during the second quarter of 2016. There were no shares exchanged for stock option exercises during this period. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2016, the Company had 252,400 shares that could be repurchased under its current share repurchase programs.

During the second quarter of 2016, there were 32 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months ended June 30, 2016 and 2015, (iii) Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2016, (iv) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 9, 2016	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

August 9, 2016	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer