Form 10-Q
period 2016-09-30
REPUBLIC BANCORP INC /KY/
filed 2016-11-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2016, was 18,616,873 and 2,245,174.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	September 30,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$302,167	$210,082
Securities available for sale	489,905	517,058
Securities held to maturity (fair value of $34,651 in 2016 and $39,196 in 2015)	34,539	38,727
Mortgage loans held for sale, at fair value	8,442	4,083
Consumer loans held for sale, at fair value	1,691	—
Consumer loans held for sale, at the lower of cost or fair value	1,093	514
Loans	3,823,031	3,326,610
Allowance for loan and lease losses	(30,436)	(27,491)
Loans, net	3,792,595	3,299,119
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	43,385	31,106
Goodwill	16,300	10,168
Other real estate owned	2,435	1,220
Bank owned life insurance	61,392	52,817
Other assets and accrued interest receivable	45,125	37,187

TOTAL ASSETS	$4,827,277	$4,230,289

LIABILITIES

Deposits:
Noninterest-bearing	$947,602	$634,863
Interest-bearing	2,188,291	1,852,614
Total deposits	3,135,893	2,487,477

Securities sold under agreements to repurchase and other short-term borrowings	152,458	395,433
Federal Home Loan Bank advances	862,500	699,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	34,626	30,092

Total liabilities	4,226,717	3,653,742

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,906	4,915
Additional paid in capital	137,682	136,910
Retained earnings	454,998	432,673
Accumulated other comprehensive income	2,974	2,049

Total stockholders’ equity	600,560	576,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,827,277	$4,230,289

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME:

Loans, including fees	$41,597	$34,040	$120,772	$99,247
Taxable investment securities	1,942	1,733	5,817	5,285
Federal Home Loan Bank stock and other	395	334	1,500	1,058
Total interest income	43,934	36,107	128,089	105,590

INTEREST EXPENSE:

Deposits	1,620	1,068	4,359	3,233
Securities sold under agreements to repurchase and other short-term borrowings	11	17	51	72
Federal Home Loan Bank advances	2,664	2,982	8,590	8,907
Subordinated note	241	616	680	1,874
Total interest expense	4,536	4,683	13,680	14,086

NET INTEREST INCOME	39,398	31,424	114,409	91,504

Provision for loan and lease losses	2,489	2,233	9,489	3,322

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	36,909	29,191	104,920	88,182

NONINTEREST INCOME:

Service charges on deposit accounts	3,416	3,399	9,838	9,685
Net refund transfer fees	132	97	19,119	17,339
Mortgage banking income	3,081	972	5,902	3,549
Interchange fee income	2,415	1,967	6,755	6,205
Republic Processing Group program fees	979	474	1,942	871
Gain on call of security available for sale	—	—	—	88
Net gains (losses) on other real estate owned	(137)	(8)	191	(282)
Increase in cash surrender value of bank owned life insurance	406	348	1,114	1,050
Other	1,009	557	2,163	1,772
Total noninterest income	11,301	7,806	47,024	40,277

NONINTEREST EXPENSES:

Salaries and employee benefits	18,068	15,297	52,965	44,897
Occupancy and equipment, net	5,631	5,217	16,159	15,560
Communication and transportation	1,029	951	2,974	2,768
Marketing and development	1,076	756	2,773	2,318
FDIC insurance expense	345	474	1,483	1,622
Bank franchise tax expense	846	846	3,944	4,094
Data processing	1,659	959	4,535	3,017
Interchange related expense	1,118	909	3,069	2,847
Supplies	280	229	969	809
Other real estate owned expense	159	146	355	485
Legal and professional fees	539	653	1,965	2,796
FHLB advance prepayment penalty	846	—	846	—
Other	1,938	1,801	5,904	5,264
Total noninterest expenses	33,534	28,238	97,941	86,477

INCOME BEFORE INCOME TAX EXPENSE	14,676	8,759	54,003	41,982
INCOME TAX EXPENSE	4,848	3,119	18,100	14,234
NET INCOME	$9,828	$5,640	$35,903	$27,748

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.47	$0.27	$1.73	$1.34
Class B Common Stock	0.43	0.25	1.58	1.22

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.47	$0.27	$1.73	$1.34
Class B Common Stock	0.43	0.25	1.57	1.22

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.209	$0.198	$0.616	$0.583
Class B Common Stock	0.190	0.180	0.560	0.530

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$9,828	$5,640	$35,903	$27,748

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	127	(503)	(663)	(724)
Reclassification amount for derivative losses realized in income	83	100	256	304
Change in unrealized gain (loss) on securities available for sale	(788)	488	1,920	670
Reclassification adjustment for gain on security available for sale recognized in earnings	—	—	—	(88)
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	57	(58)	(91)	(84)
Net unrealized gains (losses)	(521)	27	1,422	78
Tax effect	180	(11)	(497)	(29)
Total other comprehensive income, net of tax	(341)	16	925	49

COMPREHENSIVE INCOME	$9,487	$5,656	$36,828	$27,797

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2016	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

Net income	—	—	—	—	35,903	—	35,903

Net change in accumulated other comprehensive income	—	—	—	—	—	925	925

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(11,469)	—	(11,469)
Class B Shares	—	—	—	—	(1,258)	—	(1,258)

Stock options exercised, net of shares redeemed	4	—	—	80	—	—	80

Repurchase of Class A Common Stock	(41)	—	(9)	(274)	(851)	—	(1,134)

Net change in notes receivable on Class A Common Stock	—	—	—	63	—	—	63

Deferred director compensation expense - Class A Common Stock	4	—	—	149	—	—	149

Stock based compensation expense - performance stock units	—	—	—	381	—	—	381

Stock based compensation expense - restricted stock	(2)	—	—	189	—	—	189

Stock based compensation expense - stock options	—	—	—	184	—	—	184

Balance, September 30, 2016	18,617	2,245	$4,906	$137,682	$454,998	$2,974	$600,560

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$35,903	$27,748
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	425	506
Accretion on loans, deposits and core deposit intangible, net	(1,813)	(2,422)
Depreciation of premises and equipment	5,414	4,965
Amortization of mortgage servicing rights	1,200	1,057
Provision for loan and lease losses	9,489	3,322
Net gain on sale of mortgage loans held for sale	(5,647)	(3,189)
Origination of mortgage loans held for sale	(154,607)	(128,026)
Proceeds from sale of mortgage loans held for sale	154,766	129,077
Net gain on sale of consumer loans held for sale	(1,768)	(909)
Origination of consumer loans held for sale	(248,430)	(86,218)
Proceeds from sale of consumer loans held for sale	247,928	86,473
Net realized gain on sales, calls and impairment of securities	—	(88)
Net gain realized on sale of other real estate owned	(392)	(734)
Writedowns of other real estate owned	200	1,016
Net gain on sale of banking center	—	(28)
Deferred director compensation expense - Company Stock	149	171
Stock based compensation expense	754	311
Increase in cash surrender value of bank owned life insurance	(1,114)	(1,050)
Net change in other assets and liabilities:
Accrued interest receivable	(83)	(228)
Accrued interest payable	(219)	(95)
Other assets	(3,064)	(1,709)
Other liabilities	(724)	5,336
Net cash provided by operating activities	38,367	35,286

INVESTING ACTIVITIES:
Net change in cash for acquisition of Cornerstone Bancorp, Inc.	(9,088)	—
Purchases of securities available for sale	(400,079)	(994,305)
Proceeds from calls, maturities and paydowns of securities available for sale	428,649	968,812
Proceeds from calls, maturities and paydowns of securities held to maturity	4,504	4,357
Net change in outstanding warehouse lines of credit	(274,457)	(74,117)
Purchase of non-business-acquisition loans, including premiums paid	(48,876)	(87,619)
Net change in other loans	(62,932)	(96,916)
Proceeds from redemption of Federal Home Loan Bank stock	224	—
Proceeds from sale of mortgage loans transferred to held for sale	72,330	—
Proceeds from sales of other real estate owned	2,660	7,880
Proceeds from sale of banking center	—	1,623
Net purchases of premises and equipment	(5,466)	(2,312)
Net cash used in investing activities	(292,531)	(272,597)

FINANCING ACTIVITIES:
Net change in deposits	443,745	309,648
Net change in securities sold under agreements to repurchase and other short-term borrowings	(242,975)	(46,484)
Payments of Federal Home Loan Bank advances	(267,000)	(208,000)
Proceeds from Federal Home Loan Bank advances	430,000	212,000
Payoff of subordinated note, net of common security interest	(4,000)	—
Repurchase of Common Stock	(1,134)	(477)
Net proceeds from Common Stock options exercised	80	244
Cash dividends paid	(12,467)	(11,767)
Net cash provided by financing activities	346,249	255,164

NET CHANGE IN CASH AND CASH EQUIVALENTS	92,085	17,853
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	210,082	72,878
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$302,167	$90,731

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$13,882	$14,181
Income taxes	18,956	12,219

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$3,939	$2,713
Transfers from loans held for investment to held for sale	71,201	—
Loans provided for sales of other real estate owned	256	2,962

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2016 and 2015 AND DECEMBER 31, 2015 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution. The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as 10 other third-party insurance captives for which insurance may not be available or economically feasible.  Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. As a result of its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic Bancorp, Inc. became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary. As permitted under the terms of CCT1’s governing documents, the Company redeemed these securities at the par amount of approximately $4 million, without penalty, on September 15, 2016.

All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Refund Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Core Bank (includes Traditional Banking, Warehouse Lending and Mortgage Banking segments)

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2016, Republic had 44 full-service banking centers with locations as follows:

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

Republic Processing Group

Tax Refund Solutions division — Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refunds through third-party tax preparers located throughout the Nation, as well as tax-preparation software providers. Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

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

Accounting Standards Updates (“ASUs”)

The following ASUs were issued during the nine months ended September 30, 2016 and are considered relevant to the Company’s financial statements:

ASU. No.	Topic	Nature of Update	Date Adoption Required	Method of Adoption	Expected Impact to Company's Financial Statements

2016-2	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.	Currently under analysis.

2016-4	Liabilities – Extinguishments of Liabilities (Topic 405-20)

Provides that liabilities related to the sale of prepaid stored-value products are financial liabilities and provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606.

			January 1, 2018	Modified-retrospective or a fully retrospective approach.	Immaterial

2016-5	Derivatives and Hedging (Topic 815)

Clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18 of the Accounting Standards Codification) continue to be met.

			January 1, 2017	Prospective or modified-retrospective approach.	Immaterial

2016-9	Compensation – Stock Compensation (Topic 718)

Provides simplification in areas of accounting for share-based payments, including: the income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities.

			January 1, 2017	Certain elements are applied retrospectively, some prospectively.	Immaterial

2016-13	Financial Instruments – Credit Losses (Topic 326)	Amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.	Substantial, yet fully undetermined, increase in allowance for credit losses.

2016-15	Statement of Cash Flows (Topic 230)	Provides additional guidance for preparation of a cash flow statement.	January 1, 2018	Retrospective transition unless impractical.	Immaterial

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

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Cornerstone, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, recast adjustments to those previously reported preliminary fair values, and the fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary resultant fair values shown in the following table continue to be evaluated by management and may be subject to further recast adjustments.

Acquisition of Cornerstone Bancorp, Inc. - Summary of Assets Acquired and Liabilities Assumed

	May 17, 2016
	As Previously Reported			As Recasted
	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by Cornerstone	Adjustments (1)		Adjustments (1)		by Republic

Assets acquired:

Cash and cash equivalents	$22,707	$—		$—		$22,707
Investment securities	329	—		—		329
Loans	195,136	(5,525)	a	13	a	189,624
Allowance for loan and lease losses	(1,955)	1,955	a	—		—
Loans, net	193,181	(3,570)		13		189,624
Federal Home Loan Bank stock, at cost	224	—		—		224
Premises and equipment, net	7,770	4,457	b	—		12,227
Core deposit intangible	—	1,205	c	—		1,205
Deferred income taxes	3,714	(74)	d	—		3,640
Bank owned life insurance	7,461	—		—		7,461
Other assets and accrued interest receivable	658	—		—		658

Total assets acquired	$236,044	$2,018		$13		$238,075

Liabilities assumed:

Deposits
Noninterest-bearing	$52,908	$—		$—		$52,908
Interest-bearing	152,257	92	e	—		152,349
Total deposits	205,165	92		—		205,257

Subordinated note	4,124	—		—		4,124
Other liabilities and accrued interest payable	2,244	787	f	—		3,031

Total liabilities assumed	211,533	879		—		212,412

Net assets acquired	$24,511	$1,139		$13		25,663

Cash consideration paid						(31,795)

Goodwill						$6,132

(1)

The Company’s acquisition of Cornerstone closed on May 17, 2016. The fair value adjustments reported are preliminary estimates based on information obtained subsequent to May 17, 2016 and through September 30, 2016. Management is continuing to evaluate each of its estimates and may provide additional recast adjustments in future periods based on this continuing evaluation. To the extent that additional recast adjustments are posted in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

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

CORNERSTONE CONTRIBUTION FOR THE REPORTING PERIOD

The Company’s consolidated statements of income include the impact of the Company’s Cornerstone acquisition for the three and nine months ended September 30, 2016. The results of operations of the assets acquired and liabilities assumed in the Company’s Cornerstone acquisition, inclusive of any pre-acquisition related costs, are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2016
(in thousands)	Non-Acquisition Related	Acquisition-Related		Total	Non-Acquisition Related	Acquisition-Related		Total

INTEREST INCOME:

Loans, including fees	$2,348	$34	a	$2,382	$3,403	$34	a	$3,437
Taxable investment securities	547	—		547	750	—		750
Total interest income	2,895	34		2,929	4,153	34		4,187

INTEREST EXPENSE:

Deposits	144	(5)	b	139	215	(9)	b	206
Borrowings	848	—		848	1,099	—		1,099
Subordinated note	25	—		25	37	—		37
Total interest expense	1,017	(5)		1,012	1,351	(9)		1,342

NET INTEREST INCOME	1,878	39		1,917	2,802	43		2,845

Provision for loan and lease losses	9	—		9	95	—		95

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,869	39		1,908	2,707	43		2,750

NONINTEREST INCOME:

Service charges on deposit accounts	86	—		86	123	—		123
Interchange fee income	57	—		57	76	—		76
Other	140	—		140	176	—		176
Total noninterest income	283	—		283	375	—		375

NONINTEREST EXPENSES:

Salaries and employee benefits	831	—		831	1,250	274	c	1,524
Occupancy and equipment, net	225	—		225	325	—		325
Communication and transportation	67	—		67	97	10	d	107
Marketing and development	100	—		100	127	—		127
FDIC insurance expense	11	—		11	30	—		30
Data processing	3	212	e	215	—	663	e	663
Supplies	24	—		24	31	20	f	51
Legal and professional fees	11	—		11	40	150	g	190
Other	152	45	h	197	220	76	h	296
Total noninterest expenses	1,424	257		1,681	2,120	1,193		3,313

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	728	(218)		510	962	(1,150)		(188)
INCOME TAX EXPENSE (BENEFIT)	218	(67)		151	288	(348)		(60)
NET INCOME (LOSS)	$510	$(151)		$359	$674	$(802)		$(128)

Explanation of acquisition-related items:

a.	Accretion of loan discounts.
b.	Amortization of deposit premiums.
c.	Severance payouts and signing bonuses for former Cornerstone employees.
d.	Notices to former Cornerstone stakeholders of change in ownership and merger-related travel.
e.	Primarily core system conversion-related costs.
f.	Costs to update forms and supplies to RB&T brand.
g.	Includes legal, audit, tax and other acquisition related consulting costs.
h.	Includes amortization of core deposit intangible asset.

3. INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$286,295	$1,350	$—	$287,645
Private label mortgage backed security	3,864	1,004	—	4,868
Mortgage backed securities - residential	78,048	2,814	(30)	80,832
Collateralized mortgage obligations	95,173	660	(238)	95,595
Freddie Mac preferred stock	—	193	—	193
Community Reinvestment Act mutual fund	2,500	44	—	2,544
Corporate bonds	15,005	123	—	15,128
Trust preferred security	3,438	—	(338)	3,100
Total securities available for sale	$484,323	$6,188	$(606)	$489,905

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$286,914	$59	$(494)	$286,479
Private label mortgage backed security	4,037	1,095	—	5,132
Mortgage backed securities - residential	88,968	3,395	(95)	92,268
Collateralized mortgage obligations	113,972	748	(1,052)	113,668
Freddie Mac preferred stock	—	173	—	173
Community Reinvestment Act mutual fund	1,000	11	—	1,011
Corporate bonds	15,009	16	(103)	14,922
Trust preferred security	3,405	—	—	3,405
Total securities available for sale	$513,305	$5,497	$(1,744)	$517,058

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$509	$7	$—	$516
Mortgage backed securities - residential	160	12	—	172
Collateralized mortgage obligations	28,795	254	(76)	28,973
Corporate bonds	5,075	—	(85)	4,990
Total securities held to maturity	$34,539	$273	$(161)	$34,651

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$515	$1	$—	$516
Mortgage backed securities - residential	53	6	—	59
Collateralized mortgage obligations	33,159	464	—	33,623
Corporate bonds	5,000	—	(2)	4,998
Total securities held to maturity	$38,727	$471	$(2)	$39,196

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three and nine months ended September 30, 2016 there were no gains or losses on sales or calls of securities available for sale.

During the three months ended September 30, 2015 there were no gains on securities available for sale. During the nine months ended September 30, 2015 there was a gain of $88,000 on the call of one security available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2016 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
September 30, 2016 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$96,170	$96,479	$509	$516
Due from one year to five years	195,130	196,203	5,075	4,990
Due from five years to ten years	10,000	10,091	—	—
Due beyond ten years	3,438	3,100	—	—
Private label mortgage backed security	3,864	4,868	—	—
Mortgage backed securities - residential	78,048	80,832	160	172
Collateralized mortgage obligations	95,173	95,595	28,795	28,973
Freddie Mac preferred stock	—	193	—	—
Community Reinvestment Act mutual fund	2,500	2,544	—	—
Total securities	$484,323	$489,905	$34,539	$34,651

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporary impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  In 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to AOCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of September 30, 2016, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $193,000.

Corporate Bonds

The Bank maintains a portfolio of corporate bonds, $75,000 of which were obtained on May 17, 2016 in connection with the Bank’s acquisition of CCB. The remaining corporate bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 4% of the Bank’s investment portfolio as of September 30, 2016 and December 31, 2015.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At September 30, 2016, with the exception of the $4.9 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”). At September 30, 2016 and December 31, 2015, there were gross unrealized losses of $268,000 and $1.1 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have other-than-temporary impairment (“OTTI”).

Trust Preferred Security

During the fourth quarter of 2015, the Parent Company purchased a $3 million floating rate trust preferred security (“TRUP”) at a price of 68% of par.  The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points, giving the Parent Company an expected yield to maturity of 4.27% when considering the discount.  The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Unrealized-Loss Analysis

Securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Mortgage backed securities - residential	$—	$—	$4,619	$(30)	$4,619	$(30)
Collateralized mortgage obligations	20,765	(64)	17,557	(174)	38,322	(238)
Trust preferred security	3,100	(338)	—	—	3,100	(338)
Total securities available for sale	$23,865	$(402)	$22,176	$(204)	$46,041	$(606)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$191,584	$(433)	$9,914	$(61)	$201,498	$(494)
Mortgage backed securities - residential	5,727	(95)	—	—	5,727	(95)
Collateralized mortgage obligations	6,831	(212)	35,869	(840)	42,700	(1,052)
Corporate bonds	9,896	(103)	—	—	9,896	(103)
Total securities available for sale	$214,038	$(843)	$45,783	$(901)	$259,821	$(1,744)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Collateralized mortgage obligations	$74,312	$(76)	$—	$—	$74,312	$(76)
Corporate bonds	—	—	4,915	(85)	4,915	(85)
Total securities held to maturity	$74,312	$(76)	$4,915	$(85)	$79,227	$(161)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Corporate bonds	$4,998	$(2)	$—	—	$4,998	$(2)
Total securities held to maturity	$4,998	$(2)	$—	$—	$4,998	$(2)

At September 30, 2016, the Bank’s security portfolio consisted of 173 securities, 19 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.9 million at September 30, 2016. This security, with an average remaining life currently estimated at four years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2016	December 31, 2015

Carrying amount	$205,553	$489,598
Fair value	205,773	490,074

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2016

Balance, beginning of period	$6,826	$—
Origination of consumer loans held for sale	20,057	33,714
Proceeds from the sale of consumer loans held for sale	(25,397)	(32,355)
Net gain on sale of consumer loans held for sale	205	332
Balance, end of period	$1,691	$1,691

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

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$1,122	$1,542	$514	$—
Origination of consumer loans held for sale	99,346	66,320	214,716	86,218
Proceeds from the sale of consumer loans held for sale	(100,099)	(67,871)	(215,573)	(86,473)
Net gain on sale of consumer loans held for sale	724	663	1,436	909
Balance, end of period	$1,093	$654	$1,093	$654

5. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

(in thousands)	September 30, 2016	December 31, 2015

Residential real estate:
Owner occupied	$1,028,471	$1,081,934
Owner occupied - correspondent*	159,955	249,344
Non owner occupied	149,610	116,294
Commercial real estate	999,852	824,887
Commercial real estate - purchased whole loans*	36,085	35,674
Construction & land development	94,289	66,500
Commercial & industrial	250,094	229,721
Lease financing receivables	12,186	8,905
Warehouse lines of credit	661,186	386,729
Home equity	335,116	289,194
Consumer:
RPG loans*	16,453	7,204
Credit cards	12,581	11,068
Overdrafts	795	685
Purchased whole loans*	6,895	5,892
Other consumer	59,463	12,579

Total loans**	3,823,031	3,326,610
Allowance for loan and lease losses	(30,436)	(27,491)

Total loans, net	$3,792,595	$3,299,119

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015

Contractual receivable	$3,828,586	$3,329,741
Unearned income(1)	(963)	(741)
Unamortized premiums(2)	2,036	3,792
Unaccreted discounts(3)	(10,146)	(7,860)
Net unamortized deferred origination fees and costs	3,518	1,678
Carrying value of loans	$3,823,031	$3,326,610

(1)	Unearned income relates to lease financing receivables.
(2)	Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and predominately relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.

Loan Purchases

The Core Bank acquires for investment single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. The loans acquired through the Correspondent Lending channel are primarily purchased from the Core Bank’s Warehouse clients, with substantially all loans purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s market footprint, with 73% of such loans as of September 30, 2016 secured by collateral in the state of California.

In addition to mortgage loans acquired through its Correspondent Lending channel, the Bank has acquired in the past unsecured consumer installment loans for investment from a third-party originator. Such consumer loans were purchased at par and were selected by the Bank based on certain underwriting specifications.

The following table reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Residential real estate:
Owner occupied - correspondent*	$9,631	$22,003	$44,454	$84,804
Consumer:
Purchased whole loans*	—	2,453	4,422	2,815
Total purchased loans	$9,631	$24,456	$48,876	$87,619

* Represents origination amount, inclusive of applicable purchase premiums.

Loans Acquired in Cornerstone Acquisition

The following table summarizes loans acquired in the Company’s May 17, 2016 Cornerstone acquisition, recasted as of September 30, 2016:

	May 17, 2016
(in thousands)	Contractual Receivable	Non-accretable Amount	Accretable Amount	Acquisition-Day Fair Value

Residential real estate:
Owner occupied	17,901	—	143	18,044
Non owner occupied	11,196	—	(108)	11,088
Commercial real estate	106,089	—	(1,541)	104,548
Construction & land development	18,277	—	(505)	17,772
Commercial & industrial	11,462	—	(226)	11,236
Home equity	20,652	—	(373)	20,279
Consumer and other	2,347	—	(234)	2,113

Total loans - ASC 310-20	187,924	—	(2,844)	185,080

Residential real estate:
Owner occupied	549	(198)	(7)	344
Non owner occupied	1,721	(285)	(167)	1,269
Commercial real estate	4,315	(1,626)	(197)	2,492
Construction & land development	175	—	—	175
Commercial & industrial	66	(98)	1	(31)
Home equity	382	(78)	(11)	293
Consumer and other	4	(2)	—	2

Total loans - ASC 310-30 - purchased-credit-impaired loans	7,212	(2,287)	(381)	4,544

Total loans	$195,136	$(2,287)	$(3,225)	$189,624

Purchased-Credit-Impaired (“PCI”) Loans

The Bank acquired PCI loans on May 17, 2016 in its Cornerstone acquisition and during the year ended December 31, 2012 in two FDIC-assisted transactions. PCI loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 Cornerstone acquisition:

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90+ days when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015

Contractually-required principal	$19,612	$18,250
Non-accretable amount	(1,853)	(1,582)
Accretable amount	(3,860)	(4,125)
Carrying value of loans	$13,899	$12,543

The following table presents a rollforward of the accretable amount on all PCI loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$(4,087)	$(4,323)	$(4,125)	$(2,297)
Transfers between non-accretable and accretable	179	(573)	(299)	(3,927)
Net accretion into interest income on loans, including loan fees	48	684	945	2,012
Generated from acquisition of Cornerstone Bancorp, Inc. (recasted)	—	—	(381)	—
Balance, end of period	$(3,860)	$(4,212)	$(3,860)	$(4,212)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of September 30, 2016 and December 31, 2015, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
September 30, 2016		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$22,952	$14,708	$—	$2,509	$—	$40,169
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	398	1,104	—	793	—	2,295
Commercial real estate	979,008	5,656	4,816	—	10,372	—	999,852
Commercial real estate - purchased whole loans	36,085	—	—	—	—	—	36,085
Construction & land development	93,397	92	800	—	—	—	94,289
Commercial & industrial	249,035	853	176	—	30	—	250,094
Lease financing receivables	12,186			—	—	—	12,186
Warehouse lines of credit	661,186	—	—	—	—	—	661,186
Home equity	—	109	1,941	—	194	—	2,244
Consumer:
RPG loans	—	—	82	—	—	—	82
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	107	—	—	—	107
Other consumer	—	24	58	—	1	—	83

Total rated loans	$2,030,897	$30,084	$23,792	$—	$13,899	$—	$2,098,672

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2015		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$24,301	$14,577	$—	$560	$—	$39,438
Owner occupied - correspondent	—	—	—	—	—	—	—
Non owner occupied	—	860	1,557	—	785	—	3,202
Commercial real estate	803,369	5,070	6,530	—	9,918	—	824,887
Commercial real estate - Purchased whole loans	35,674	—	—	—	—	—	35,674
Construction & land development	63,750	96	2,621	—	33	—	66,500
Commercial & industrial	227,344	936	194	—	1,247	—	229,721
Lease financing receivables	8,905	—	—	—	—	—	8,905
Warehouse lines of credit	386,729	—	—	—	—	—	386,729
Home equity	—	21	2,296	—	—	—	2,317
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—
Other consumer	—	28	58	—	—	—	86

Total rated loans	$1,525,771	$31,312	$27,833	$—	$12,543	$—	$1,597,459

*At September 30, 2016 and December 31, 2015, Special Mention included $176,000 and $180,000 and Substandard included $1 million and $1 million that were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** The above tables exclude all non-classified residential real estate, home equity and consumer loans. The Bank does not formally risk rate certain consumer loans, but for the table above, considers such loans to be substandard if nonaccrual or 90-days-or-more past due.

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (“Allowance”) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Allowance, beginning of period	$29,308	$25,248	$27,491	$24,410

Charge-offs - Core Banking	(723)	(676)	(2,139)	(1,853)
Charge-offs - RPG	(1,352)	(182)	(6,546)	(208)
Total charge-offs	(2,075)	(858)	(8,685)	(2,061)

Recoveries - Core Banking	480	312	1,185	1,027
Recoveries - RPG	234	24	956	261
Total recoveries	714	336	2,141	1,288

Net (charge-offs) recoveries - Core Banking	(243)	(364)	(954)	(826)
Net (charge-offs) recoveries - RPG	(1,118)	(158)	(5,590)	53
Net (charge-offs) recoveries	(1,361)	(522)	(6,544)	(773)

Provision - Core Banking	477	1,100	2,253	2,192
Provision - RPG	2,012	1,133	7,236	1,130
Total provision	2,489	2,233	9,489	3,322

Allowance, end of period	$30,436	$26,959	$30,436	$26,959

The following tables present the activity in the Allowance by portfolio class for the three months ended September 30, 2016 and 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,893	$592	$1,052	$7,769	$36	$1,332	$1,441	$115
Provision	(562)	(200)	113	192	—	66	(182)	13
Charge-offs	(56)	—	—	—	—	—	—	—
Recoveries	142	—	—	34	—	10	121	—

Ending balance	$7,417	$392	$1,165	$7,995	$36	$1,408	$1,380	$128

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$1,465	$3,016	$2,451	$456	$824	$535	$331	$29,308
Provision	188	633	2,012	105	(34)	38	107	2,489
Charge-offs	—	(145)	(1,352)	(91)	(239)	(93)	(99)	(2,075)
Recoveries	—	31	234	17	55	9	61	714

Ending balance	$1,653	$3,535	$3,345	$487	$606	$489	$400	$30,436

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Three Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,202	$608	$904	$7,840	$35	$1,100	$1,191	$76
Provision	330	7	83	200	—	31	235	7
Charge-offs	(153)	—	(97)	(27)	—	—	—	—
Recoveries	76	—	—	—	—	—	18	—

Ending balance	$8,455	$615	$890	$8,013	$35	$1,131	$1,444	$83

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$1,222	$2,765	$252	$399	$286	$207	$161	$25,248
Provision	(238)	124	1,133	40	138	154	(11)	2,233
Charge-offs	—	(110)	(182)	(30)	(152)	(25)	(82)	(858)
Recoveries	—	54	24	6	63	1	94	336

Ending balance	$984	$2,833	$1,227	$415	$335	$337	$162	$26,959

The following tables present the activity in the Allowance by portfolio class for the nine months ended September 30, 2016 and 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Nine Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89
Provision	(860)	(231)	105	260	—	119	130	39
Charge-offs	(317)	—	—	(41)	—	(44)	(330)	—
Recoveries	293	—	8	140	—	30	125	—

Ending balance	$7,417	$392	$1,165	$7,995	$36	$1,408	$1,380	$128

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491
Provision	686	633	7,236	163	639	298	272	9,489
Charge-offs	—	(229)	(6,546)	(153)	(571)	(216)	(238)	(8,685)
Recoveries	—	135	956	29	187	15	223	2,141

Ending balance	$1,653	$3,535	$3,345	$487	$606	$489	$400	$30,436

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Nine Months Ended	Owner	Occupied	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision	157	48	173	364	1	205	277	58
Charge-offs	(467)	—	(126)	(181)	—	—	(56)	—
Recoveries	200	—	6	90	—	—	56	—

Ending balance	$8,455	$615	$890	$8,013	$35	$1,131	$1,444	$83

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$185	$124	$24,410
Provision	185	172	1,130	184	116	248	4	3,322
Charge-offs	—	(182)	(208)	(101)	(401)	(97)	(242)	(2,061)
Recoveries	—	113	261	47	238	1	276	1,288

Ending balance	$984	$2,833	$1,227	$415	$335	$337	$162	$26,959

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets follows:

(dollars in thousands)	September 30, 2016	December 31, 2015

Loans on nonaccrual status*	$17,769	$21,712
Loans past due 90-days-or-more and still on accrual**	223	224

Total nonperforming loans	17,992	21,936
Other real estate owned	2,435	1,220
Total nonperforming assets	$20,427	$23,156

Credit Quality Ratios:

Nonperforming loans to total loans	0.47%	0.66%
Nonperforming assets to total loans (including OREO)	0.53	0.70
Nonperforming assets to total assets	0.42	0.55

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Residential real estate:
Owner occupied	$11,947	$13,197	$34	$—
Owner occupied - correspondent	—	—	—	—
Non owner occupied	837	935	—	—
Commercial real estate	3,305	3,941	—	224
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	80	1,589	—	—
Commercial & industrial	176	194	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,365	1,793	—	—
Consumer:
RPG loans	—	—	82	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	—	—	107	—
Other consumer	59	63	—	—
Total	$17,769	$21,712	$223	$224

*  Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$2,168	$1,029	$1,848	$5,045	$1,023,426	$1,028,471
Owner occupied - correspondent	—	—	—	—	159,955	159,955
Non owner occupied	287	—	9	296	149,314	149,610
Commercial real estate	17	—	419	436	999,416	999,852
Commercial real estate - purchased whole loans	—	—	—	—	36,085	36,085
Construction & land development	41	—	—	41	94,248	94,289
Commercial & industrial	—	—	—	—	250,094	250,094
Lease financing receivables	—	—	—	—	12,186	12,186
Warehouse lines of credit	—	—	—	—	661,186	661,186
Home equity	912	426	357	1,695	333,421	335,116
Consumer:
RPG loans	561	21	82	664	15,789	16,453
Credit cards	23	5	—	28	12,553	12,581
Overdrafts	185	—	—	185	610	795
Purchased whole loans	127	50	107	284	6,611	6,895
Other consumer	33	7	—	40	59,423	59,463

Total	$4,354	$1,538	$2,822	$8,714	$3,814,317	$3,823,031
Delinquency ratio***	0.11%	0.04%	0.07%	0.23%

	30 - 59	60 - 89	90 or More
December 31, 2015	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,960	$1,044	$3,878	$6,882	$1,075,052	$1,081,934
Owner occupied - correspondent	—	—	—	—	249,344	249,344
Non owner occupied	14	—	39	53	116,241	116,294
Commercial real estate	178	—	933	1,111	823,776	824,887
Commercial real estate - purchased whole loans	—	—	—	—	35,674	35,674
Construction & land development	—	—	1,500	1,500	65,000	66,500
Commercial & industrial	299	—	—	299	229,422	229,721
Lease financing receivables	—	—	—	—	8,905	8,905
Warehouse lines of credit	—	—	—	—	386,729	386,729
Home equity	206	1	1,186	1,393	287,801	289,194
Consumer:
RPG loans	246	—	—	246	6,958	7,204
Credit cards	10	2	—	12	11,056	11,068
Overdrafts	133	—	—	133	552	685
Purchased whole loans	5	42	—	47	5,845	5,892
Other consumer	37	18	—	55	12,524	12,579

Total	$3,088	$1,107	$7,536	$11,731	$3,314,879	$3,326,610
Delinquency ratio***	0.09%	0.03%	0.23%	0.35%

*All loans past due 90-days-or-more, excluding PCI loans and small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2016	December 31, 2015

Loans with no allocated Allowance	$22,292	$26,143
Loans with allocated Allowance	32,789	39,980

Total impaired loans	$55,081	$66,123

Amount of the Allowance	$5,009	$5,427

Approximately $4 million and $7 million of impaired loans at September 30, 2016 and December 31, 2015 were PCI loans. Approximately $1 million and $1 million of impaired loans at September 30, 2016 and December 31, 2015 were formerly PCI loans that became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2016 and December 31, 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
September 30, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,397	$—	$103	$358	$—	$122	$176	$—
Collectively evaluated for impairment	4,006	392	1,003	7,257	36	1,286	1,204	128
PCI loans with post acquisition impairment	14	—	59	380	—	—	—	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$7,417	$392	$1,165	$7,995	$36	$1,408	$1,380	$128

Loans:
Impaired loans individually evaluated, excluding PCI loans	$35,109	$—	$1,331	$11,035	$—	$891	$254	$—
Loans collectively evaluated for impairment	990,853	159,955	147,486	978,445	36,085	93,398	249,810	12,186
PCI loans with post acquisition impairment	454	—	535	3,428	—	—	—	—
PCI loans without post acquisition impairment	2,055	—	258	6,944	—	—	30	—

Total ending loan balance	$1,028,471	$159,955	$149,610	$999,852	$36,085	$94,289	$250,094	$12,186

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$386	$—	$—	$—	$—	$14	$4,556
Collectively evaluated for impairment	1,653	3,149	3,345	487	606	489	386	25,427
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	453
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$1,653	$3,535	$3,345	$487	$606	$489	$400	$30,436

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$1,961	$—	$—	$—	$—	$83	$50,664
Loans collectively evaluated for impairment	661,186	332,961	16,453	12,581	795	6,895	59,379	3,758,468
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	4,417
PCI loans without post acquisition impairment	—	194	—	—	—	—	1	9,482

Total ending loan balance	$661,186	$335,116	$16,453	$12,581	$795	$6,895	$59,463	$3,823,031

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Non Owner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,820	$—	$78	$339	$—	$159	$196	$—
Collectively evaluated for impairment	4,471	623	878	6,806	36	1,144	1,137	89
PCI loans with post acquisition impairment	10	—	96	491	—	—	122	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,041	$—	$2,351	$12,441	$—	$2,717	$322	$—
Loans collectively evaluated for impairment	1,042,334	249,344	113,158	802,528	35,674	63,750	228,151	8,905
PCI loans with post acquisition impairment	65	—	785	4,806	—	—	1,193	—
PCI loans without post acquisition impairment	494	—	—	5,112	—	33	55	—

Total ending loan balance	$1,081,934	$249,344	$116,294	$824,887	$35,674	$66,500	$229,721	$8,905

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Purchased	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Whole Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$100	$—	$—	$—	$—	$16	$4,708
Collectively evaluated for impairment	967	2,896	1,699	448	351	392	127	22,064
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	719
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$967	$2,996	$1,699	$448	$351	$392	$143	$27,491

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,316	$—	$—	$—	$—	$86	$59,274
Loans collectively evaluated for impairment	386,729	286,878	7,204	11,068	685	5,892	12,493	3,254,793
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,849
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	5,694

Total ending loan balance	$386,729	$289,194	$7,204	$11,068	$685	$5,892	$12,579	$3,326,610

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016			September 30, 2016
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,628	$13,285	$—	$13,702	$37	$—	$13,376	$104	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	867	845	—	891	—	—	1,431	—	—
Commercial real estate	6,001	6,000	—	6,349	32	—	6,764	109	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	476	476	—	476	5	—	874	15	—
Commercial & industrial	78	78	—	192	2	—	103	5	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	1,722	1,563	—	1,610	3	—	1,874	14	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	55	45	—	47	—	—	69	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	22,298	22,278	3,411	22,803	204	—	23,936	600	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,021	1,021	162	832	11	—	977	31	—
Commercial real estate	8,466	8,463	738	9,191	93	—	9,369	280	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	415	415	122	421	5	—	482	15	—
Commercial & industrial	176	176	176	179	—	—	841	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	410	398	386	236	5	—	203	11	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	60	38	14	39	—	—	42	1	—
Total impaired loans	$55,673	$55,081	$5,009	$56,968	$397	$—	$60,341	$1,185	$—

	As of			Three Months Ended			Nine Months Ended
	December 31, 2015			September 30, 2015			September 30, 2015
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$14,287	$13,256	$—	$12,404	$12	$—	$9,142	$46	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,978	1,928	—	2,210	8	—	2,306	25	—
Commercial real estate	7,406	6,743	—	8,939	78	—	12,029	228	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	2,067	2,067	—	2,096	1	—	2,115	4	—
Commercial & industrial	18	18	—	1,546	24	—	2,663	74	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	2,374	—	—	—	—	—
Home equity	2,263	2,087	—	—	6	—	2,154	17	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	44	44	—	42	—	—	32	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	25,896	25,850	3,830	26,984	219	—	31,403	657	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,231	1,208	174	1,947	24	—	2,384	72	—
Commercial real estate	10,546	10,504	830	11,706	96	—	11,906	288	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—
Construction & land development	650	650	159	663	9	—	622	27	—
Commercial & industrial	1,497	1,497	318	3,278	47	—	2,360	142	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—	—
Home equity	258	229	100	151	1	—	336	2	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—	—
Other consumer	42	42	16	56	—	—	55	—	—
Total impaired loans	$68,183	$66,123	$5,427	$74,396	$525	$—	$79,507	$1,582	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of nine months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2016 and December 31, 2015, $11 million and $12 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	79	$7,467	205	$23,271	284	$30,738
Commercial real estate	7	3,017	16	7,532	23	10,549
Construction & land development	1	80	4	811	5	891
Commercial & industrial	1	176	2	78	3	254
Total troubled debt restructurings	88	$10,740	227	$31,692	315	$42,432

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	74	$7,365	233	$27,844	307	$35,209
Commercial real estate	9	3,324	17	8,008	26	11,332
Construction & land development	2	1,589	6	1,128	8	2,717
Commercial & industrial	1	194	5	128	6	322
Total troubled debt restructurings	86	$12,472	261	$37,108	347	$49,580

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2016 and December 31, 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$10	1	$502	2	$512
Rate reduction	159	20,229	55	6,616	214	26,845
Principal deferral	8	651	7	293	15	944
Legal modification	22	988	31	1,449	53	2,437
Total residential TDRs	190	21,878	94	8,860	284	30,738

Commercial related and construction/land development loans:
Interest only payments	3	974	1	430	4	1,404
Rate reduction	11	2,606	5	2,133	16	4,739
Principal deferral	8	4,841	3	710	11	5,551
Total commercial TDRs	22	8,421	9	3,273	31	11,694
Total troubled debt restructurings	212	$30,299	103	$12,133	315	$42,432

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$631	—	$—	2	$631
Rate reduction	183	24,734	46	5,650	229	30,384
Principal deferral	9	789	7	771	16	1,560
Legal modification	30	1,226	30	1,408	60	2,634
Total residential TDRs	224	27,380	83	7,829	307	35,209

Commercial related and construction/land development loans:
Interest only payments	6	1,517	1	481	7	1,998
Rate reduction	10	5,021	3	727	13	5,748
Principal deferral	12	2,726	8	3,899	20	6,625
Total commercial TDRs	28	9,264	12	5,107	40	14,371
Total troubled debt restructurings	252	$36,644	95	$12,936	347	$49,580

As of September 30, 2016 and December 31, 2015, 71% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $5 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of September 30, 2016 and December 31, 2015. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at September 30, 2016 or December 31, 2015.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2016 and 2015 that were modified during the three months ended September 30, 2016 and 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	262	—	—	1	262
Principal deferral	—	—	—	—	—	—
Legal modification	3	263	1	135	4	398
Total residential TDRs	4	525	1	135	5	660

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	1	88	1	137	2	225
Principal deferral	—	—	1	1,504	1	1,504
Total commercial TDRs	1	88	2	1,641	3	1,729
Total troubled debt restructurings	5	$613	3	$1,776	8	$2,389

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	2	195	—	—	2	195
Principal deferral	—	—	—	—	—	—
Legal modification	2	130	1	63	3	193
Total residential TDRs	4	325	1	63	5	388

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	1	1,621	1	1,621
Total commercial TDRs	—	—	1	1,621	1	1,621
Total troubled debt restructurings	4	$325	2	$1,684	6	$2,009

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2016 and 2015, 26% and 16% of the Bank’s TDRs that occurred during the third quarters of 2016 and 2015 were performing according to their modified terms. The Bank provided approximately $75,000 and $9,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the third quarters of 2016 and 2015.

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2016 and 2015.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2016 and 2015 that were modified during the nine months ended September 30, 2016 and 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	5	494	3	151	8	645
Principal deferral	—	—	—	—	—	—
Legal modification	5	350	3	212	8	562
Total residential TDRs	10	844	6	363	16	1,207

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	1	88	1	137	2	225
Principal deferral	—	—	1	1,504	1	1,504
Total commercial TDRs	1	88	2	1,641	3	1,729
Total troubled debt restructurings	11	$932	8	$2,004	19	$2,936

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$621	—	$—	1	$621
Rate reduction	6	594	5	455	11	1,049
Principal deferral	—	—	2	46	2	46
Legal modification	2	130	5	300	7	430
Total residential TDRs	9	1,345	12	801	21	2,146
Commercial related and construction/land development loans:
Interest only payments	1	170	—	—	1	170
Rate reduction	1	825	—	—	1	825
Principal deferral	3	724	2	1,722	5	2,446
Total commercial TDRs	5	1,719	2	1,722	7	3,441
Total troubled debt restructurings	14	$3,064	14	$2,523	28	$5,587

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2016 and 2015, 32% and 55% of the Bank’s TDRs that occurred during the first nine months of 2016 and 2015 were performing according to their modified terms. The Bank provided approximately $109,000 and $75,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first nine months of 2016 and 2015.

There was no significant change between the pre and post modification loan balances for the nine months ending September 30, 2016 and 2015.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of September 30, 2016 and 2015 and for which there was a payment default during the three and/or nine months ended September 30, 2016 and 2015.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	3	$150	2	$513	4	$359	13	$1,252
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	—	—	—	—	—	—	—	—
Commercial real estate	—	—	4	2,306	1	88	4	2,306
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	1	135	—	—	1	135	—	—
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—

Total	4	$285	6	$2,819	6	$582	17	$3,558

Foreclosures

The following table presents the carrying amount of foreclosed properties held at September 30, 2016 and December 31, 2015 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2016	December 31, 2015

Residential real estate	$2,230	$478
Commercial real estate	—	442
Construction & land development	205	300

Total other real estate owned	$2,435	$1,220

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,287	$4,602

Easy Advances

The Company’s RPG segment offered its new EA product through the TRS division during the first quarter of 2016.  TRS originated $123 million in EAs during the first quarter of 2016.  The provision for loss on EAs equated to 2.54% of total EA originations for the nine months ended September 30, 2016. The Company based its provision for loss on EAs on prior year IRS funding patterns with adjustments based on current year IRS funding patterns.  At September 30, 2016, all EAs originated had been either charged-off or collected.

Information regarding EAs follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(dollars in thousands)	2016	2016

Easy Advances originated	$—	$123,230
Provision for Easy Advances	—	3,127
Easy Advances net charged-offs	—	3,127
Easy Advances net charge-offs to total Easy Advances originated	NA	2.54%

NA - Not applicable

6. DEPOSITS

Ending deposit balances at September 30, 2016 and December 31, 2015 were as follows:

(in thousands)	September 30, 2016	December 31, 2015

Demand	$868,081	$783,054
Money market accounts	544,225	501,059
Brokered money market accounts	357,776	200,126
Savings	159,946	117,408
Individual retirement accounts*	42,342	36,016
Time deposits, $250 and over*	45,311	42,775
Other certificates of deposit*	140,700	127,878
Brokered certificates of deposit*	29,910	44,298

Total interest-bearing deposits	2,188,291	1,852,614
Total noninterest-bearing deposits	947,602	634,863

Total deposits	$3,135,893	$2,487,477

*Represents a time deposit.

The following table summarizes deposits acquired in the Company’s May 17, 2016 Cornerstone acquisition:

	May 17, 2016
(in thousands)	Contractual Principal	Fair Value Adjustment	Acquisition-Day Fair Value

Demand	$59,507	$—	$59,507
Money market accounts	53,773	—	53,773
Savings	12,352	—	12,352
Individual retirement accounts*	3,897	13	3,910
Time deposits, $250 and over*	3,385	12	3,397
Other certificates of deposit*	19,343	67	19,410

Total interest-bearing deposits	152,257	92	152,349
Total noninterest-bearing deposits	52,908	—	52,908

Total deposits	$205,165	$92	$205,257

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

At September 30, 2016 and December 31, 2015, all securities sold under agreements to repurchase had overnight maturities. Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	September 30, 2016	December 31, 2015

Outstanding balance at end of period	$152,458	$395,433
Weighted average interest rate at end of period	0.02%	0.02%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$76,312	$244,707
Mortgage backed securities - residential	52,513	82,666
Collateralized mortgage obligations	46,170	130,821
Total securities pledged	$174,995	$458,194

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015

Average outstanding balance during the period	$215,343	$363,905	$296,574	$363,518
Average interest rate during the period	0.02%	0.02%	0.03%	0.03%
Maximum outstanding at any month end during the period	$169,691	$369,606	$367,373	$408,955

8. FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2016 and December 31, 2015, FHLB advances were as follows:

(in thousands)	September 30, 2016	December 31, 2015

Overnight advances	$430,000	$150,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 20, 2016	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.64% due through 2023	372,500	439,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017*	50,000	100,000
Total FHLB advances	$862,500	$699,500

*On a quarterly basis, the FHLB has the right to require payoff of these advances by the Bank at no penalty.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. The Company incurred an $846,000 prepayment penalty on payoff of $50 million in FHLB advances for the three and nine months ended September 30, 2016, with no similar penalty incurred in the prior periods.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2016 and December 31, 2015, Republic had available borrowing capacity of $312 million and $567 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $170 million available through various other financial institutions as of September 30, 2016 and December 31, 2015.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2016 (Overnight)	$430,000	0.40%
2016	25,000	1.09
2017	95,000	2.95
2018	117,500	1.53
2019	100,000	1.80
2020	65,000	1.78
2021	20,000	1.86
Thereafter	10,000	2.14
Total	$862,500	1.18

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding short-term overnight FHLB advances follows:

(dollars in thousands)	September 30, 2016	December 31, 2015

Outstanding balance at end of period	$430,000	$150,000
Weighted average interest rate at end of period	0.40%	0.35%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015

Average outstanding balance during the period	$99,946	$87,009	$78,960	$78,240
Average interest rate during the period	0.44%	0.17%	0.42%	0.16%
Maximum outstanding at any month end during the period	$430,000	$182,000	$495,000	$387,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2016	December 31, 2015

First lien, single family residential real estate	$1,213,275	$1,346,663
Home equity lines of credit	301,159	272,863
Multi-family commercial real estate	9,692	10,227

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

The Company also extends binding commitments to clients and prospective clients. Such commitments assure a borrower of financing for a specified period of time at a specified rate.  Additionally, the Company makes binding purchase commitments to third-party loan correspondent originators.  These commitments assure that the Company will purchase a loan from such correspondent originators at a specific price for a specific period of time.  The risk to the Company under such loan commitments is limited by the terms of the contracts.  For example, the Company may not be obligated to advance funds if the client’s financial condition deteriorates or if the client fails to meet specific covenants.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2016	December 31, 2015

Unused warehouse lines of credit	$259,761	$304,379
Unused home equity lines of credit	329,576	282,007
Unused loan commitments - other	521,663	329,232
Commitments to purchase loans*	3,795	22,590
Standby letters of credit	15,743	12,740
Total commitments	$1,130,538	$950,948

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

The Bank used the following methods and significant assumptions to estimate fair value:

Securities available for sale:  Quoted market prices in an active market are available for the Bank’s Community Reinvestment Act (“CRA”) mutual fund investment and fall within Level 1 of the fair value hierarchy.

Except for the Bank’s CRA mutual fund investment, its private label mortgage backed security and its TRUP investment, the fair value of securities available for sale is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The Company acquired its TRUP investment in November 2015 and considered the most recent bid price for the same instrument to approximate market value at September 30, 2016. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Interest rate swap agreements: Interest rate swaps are recorded at fair value on a recurring basis. The Company values its interest rate swaps using a third-party valuation service and classifies such valuations as Level 2. Valuations of these interest rate swaps are also received from the relevant counterparty and validated against the Company’s calculations. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

Impaired loans: Collateral-dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals or broker price opinions (“BPOs”). These appraisals or BPOs may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the process by the independent experts to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Premises and Equipment carried at fair value: Premises and equipment are accounted for at the lower of cost less accumulated depreciation or fair value less estimated costs to sell. The fair value of Bank premises are commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at September 30, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$287,645	$—	$287,645
Private label mortgage backed security	—	—	4,868	4,868
Mortgage backed securities - residential	—	80,832	—	80,832
Collateralized mortgage obligations	—	95,595	—	95,595
Freddie Mac preferred stock	—	193	—	193
Community Reinvestment Act mutual fund	2,544	—	—	2,544
Corporate bonds	—	15,128	—	15,128
Trust preferred security	—	—	3,100	3,100
Total securities available for sale	$2,544	$479,393	$7,968	$489,905

Mortgage loans held for sale	$—	$8,442	$—	$8,442
Consumer loans held for sale	—	—	1,691	1,691
Rate lock commitments	—	910	—	910
Interest rate swap agreements	—	1,736	—	1,736

Financial liabilities:
Mandatory forward contracts	$—	$130	$—	$130
Interest rate swap agreements	—	2,772	—	2,772

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$286,479	$—	$286,479
Private label mortgage backed security	—	—	5,132	5,132
Mortgage backed securities - residential	—	92,268	—	92,268
Collateralized mortgage obligations	—	113,668	—	113,668
Freddie Mac preferred stock	—	173	—	173
Community Reinvestment Act mutual fund	1,011	—	—	1,011
Corporate bonds	—	14,922	—	14,922
Trust preferred security	—	—	3,405	3,405
Total securities available for sale	$1,011	$507,510	$8,537	$517,058

Mortgage loans held for sale	$—	$4,083	$—	$4,083
Rate lock commitments	—	306	—	306
Interest rate swap agreements	—	400	—	400

Financial liabilities:
Mandatory forward contracts	$—	$25	$—	$25
Interest rate swap agreements	—	1,000	—	1,000

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2016 and 2015.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$4,946	$5,231	$5,132	$5,250
Total gains or losses included in earnings:
Net change in unrealized gain	57	(58)	(91)	(84)
Recovery of actual losses previously recorded	—	—	—	35
Principal paydowns	(135)	—	(173)	(28)
Balance, end of period	$4,868	$5,173	$4,868	$5,173

The fair value of the Bank’s single private label mortgage backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average Fair Isaac Corporation (“FICO”) score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities); and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following tables present quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security at September 30, 2016 and December 31, 2015:

	Fair	Valuation
September 30, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,868	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,132	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2016

Balance, beginning of period	$3,150	$3,405
Total gains or losses included in earnings:
Net change in unrealized loss	(50)	(305)
Balance, end of period	$3,100	$3,100

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	September 30, 2016	December 31, 2015

Aggregate fair value	$8,442	$4,083
Contractual balance	8,197	3,993
Unrealized gain	245	90

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2016 and 2015 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Interest income	$76	$67	$148	$180
Change in fair value	57	10	155	107
Total included in earnings	$133	$77	$303	$287

Consumer Loans Held for Sale

During 2016, RCS initiated a short-term installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2016.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 is included in Footnote 4 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for short-term installment loans as of September 30, 2016:

	Fair	Valuation
September 30, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Consumer loans held for sale	$1,691	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of September 30, 2016, the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, was as follows:

(in thousands)	September 30, 2016

Aggregate fair value	$1,691
Contractual balance	1,608
Unrealized gain	83

The total amount of net gains from changes in fair value included in earnings for the three and nine months ended September 30, 2016 for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2016

Interest income	$378	$537
Change in fair value	(279)	83
Total included in earnings	$99	$620

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,555	$3,555
Non owner occupied	—	—	9	9
Commercial real estate	—	—	3,217	3,217
Home equity	—	—	383	383
Total impaired loans*	$—	$—	$7,164	$7,164

Other real estate owned:
Construction & land development	$—	$—	$205	$205
Total other real estate owned	$—	$—	$205	$205

Premises and equipment	$—	$—	$1,086	$1,086

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,631	$3,631
Non owner occupied	—	—	689	689
Commercial real estate	—	—	3,443	3,443
Home equity	—	—	1,245	1,245
Total impaired loans*	$—	$—	$9,008	$9,008

Other real estate owned:
Residential real estate	$—	$—	$128	$128
Commercial real estate	—	—	442	442
Construction & land development	—	—	300	300
Total other real estate owned	$—	$—	$870	$870

Premises and equipment	$—	$—	$1,185	$1,185

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,555	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate non owner occupied	$9	Sales comparison approach	Adjustments determined for differences between comparable sales	0% (0%)

Impaired loans - commercial real estate	$1,713	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 42% (19%)

Impaired loans - commercial real estate	$1,504	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$383	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (15%)

Other real estate owned - construction & land development	$205	Sales comparison approach	Adjustments determined for differences between comparable sales	60% (60%)

Premises and equipment	$1,086	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,631	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (7%)

Impaired loans - residential real estate non owner occupied	$689	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 1% (1%)

Impaired loans - commercial real estate	$1,839	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (19%)

Impaired loans - commercial real estate	$1,604	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$1,245	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (20%)

Other real estate owned - residential real estate	$128	Sales comparison approach	Adjustments determined for differences between comparable sales	18% (18%)

Other real estate owned - commercial real estate	$442	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 23% (13%)

Other real estate owned - construction & land development	$300	Sales comparison approach	Adjustments determined for differences between comparable sales	49% (49%)

Premises and equipment	$1,185	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Impaired Loans

Collateral-dependent impaired loans are generally measured for impairment using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals or BPOs on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the valuation amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal or BPO is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old valuation to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Impaired collateral-dependent loans are as follows:

(in thousands)	September 30, 2016	December 31, 2015

Carrying amount of loans measured at fair value	$6,446	$8,162
Estimated selling costs considered in carrying amount	752	946
Valuation allowance	(34)	(100)
Total fair value	$7,164	$9,008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Provisions for loss on collateral-dependent, impaired loans	$(16)	$17	$(40)	$73

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	September 30, 2016	December 31, 2015

Other real estate owned carried at fair value	$205	$870
Other real estate owned carried at cost	2,230	350
Total carrying value of other real estate owned	$2,435	$1,220

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Other real estate owned write-downs during the period	$200	$312	$200	$1,016

Premises and Equipment

The Company closed its Hudson, Florida banking center in 2015. Since closing, the Hudson property has been carried at fair value less estimated selling costs. The Hudson property was written down $33,000 during the three months ended September 30, 2016 and 2015 and $99,000 during the nine months ended September 30, 2016 and 2015. Fair value was determined from an external appraisal using judgments and estimates. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

The carrying amounts and estimated fair values of all financial instruments at September 30, 2016 and December 31, 2015 follows:

		Fair Value Measurements at
		September 30, 2016:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$302,167	$302,167	$—	$—	$302,167
Securities available for sale	489,905	2,544	479,393	7,968	489,905
Securities held to maturity	34,539	—	34,651	—	34,651
Mortgage loans held for sale, at fair value	8,442	—	8,442	—	8,442
Consumer loans held for sale, at fair value	1,691	—	—	1,691	1,691
Consumer loans held for sale, at the lower of cost or fair value	1,093	—	1,093	—	1,093
Loans, net	3,792,595	—	—	3,821,130	3,821,130
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,780	—	9,780	—	9,780

Liabilities:
Noninterest-bearing deposits	$947,602	—	$947,602	—	$947,602
Transaction deposits	1,930,028	—	1,930,028	—	1,930,028
Time deposits	258,263	—	260,002	—	260,002
Securities sold under agreements to repurchase and other short-term borrowings	152,458	—	152,458	—	152,458
Federal Home Loan Bank advances	862,500	—	868,148	—	868,148
Subordinated note	41,240	—	31,169	—	31,169
Accrued interest payable	1,027	—	1,027	—	1,027

		Fair Value Measurements at
		December 31, 2015:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$210,082	$210,082	$—	$—	$210,082
Securities available for sale	517,058	1,011	507,510	8,537	517,058
Securities held to maturity	38,727	—	39,196	—	39,196
Mortgage loans held for sale, at fair value	4,083	—	4,083	—	4,083
Consumer loans held for sale, at the lower of cost or fair value	514	—	514	—	514
Loans, net	3,299,119	—	—	3,332,608	3,332,608
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	9,233	—	9,233	—	9,233

Liabilities:
Noninterest-bearing deposits	$634,863	—	$634,863	—	$634,863
Transaction deposits	1,601,647	—	1,601,647	—	1,601,647
Time deposits	250,967	—	250,882	—	250,882
Securities sold under agreements to repurchase and other short-term borrowings	395,433	—	395,433	—	395,433
Federal Home Loan Bank advances	699,500	—	708,722	—	708,722
Subordinated note	41,240	—	33,358	—	33,358
Accrued interest payable	1,229	—	1,229	—	1,229

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

11. MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$12,280	$10,277	$4,083	$6,388
Origination of mortgage loans held for sale	58,820	32,018	154,607	128,026
Transferred from held for investment to held for sale	71,201	—	71,201	—
Proceeds from the sale of mortgage loans held for sale	(136,946)	(34,605)	(227,096)	(129,077)
Net gain on sale of mortgage loans held for sale	3,087	836	5,647	3,189
Balance, end of period	$8,442	$8,526	$8,442	$8,526

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Net gain realized on sale of mortgage loans held for sale	$1,754	$926	$3,861	$3,024
Net gain realized on sale of mortgage loans transferred from held for investment to held for sale during the period	1,129	—	1,129	—
Net change in fair value recognized on loans held for sale	57	10	155	107
Net change in fair value recognized on rate lock commitments	69	(37)	604	89
Net change in fair value recognized on forward contracts	78	(63)	(102)	(31)
Net gain recognized	3,087	836	5,647	3,189

Loan servicing income	511	477	1,455	1,417
Amortization of mortgage servicing rights	(517)	(341)	(1,200)	(1,057)
Net servicing income recognized	(6)	136	255	360
Total Mortgage Banking income	$3,081	$972	$5,902	$3,549

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$4,998	$4,971	$4,912	$4,813
Additions	857	338	1,626	1,212
Amortized to expense	(517)	(341)	(1,200)	(1,057)
Balance, end of period	$5,338	$4,968	$5,338	$4,968

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and nine months ended September 30, 2016 and 2015.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2016	December 31, 2015

Fair value of mortgage servicing rights portfolio	$6,868	$7,242
Monthly prepayment rate of unpaid principal balance*	108% - 456%	105% - 369%
Discount rate	12%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	5.56	6.38

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

The following table includes the notional amounts and fair values of mortgage loans held for sale at fair value and mortgage banking derivatives as of the period ends presented:

	September 30, 2016		December 31, 2015
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$8,197	$8,442	$3,993	$4,083

Included in other assets:
Rate lock loan commitments	$39,683	$910	$21,580	$306

Included in other liabilities:
Mandatory forward contracts	$40,056	$130	$19,232	$25

12. INTEREST RATE SWAPS

Interest rate swap derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a cash flow hedging relationship. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income (“OCI”). For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

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

The following table reflects information about swaps designated as cash flow hedges as of September 30, 2016 and December 31, 2015:

					September 30, 2016		December 31, 2015
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(495)	$(322)	$(289)	$(188)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(512)	(332)	(311)	(202)
	$20,000				$(1,007)	$(654)	$(600)	$(390)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Interest rate swap on money market deposits	$42	$49	$128	$148
Interest rate swap on FHLB advance	41	51	128	156
Total interest expense on swap transactions	$83	$100	$256	$304

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Gains (Losses) recognized in OCI on derivative (effective portion)	$127	$(503)	$(663)	$(724)

Losses reclassified from OCI on derivative (effective portion)	(83)	(100)	(256)	(304)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of the existing losses reported in AOCI at September 30, 2016 expected to be reclassified into earnings within the next 12 months is $290,000.

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

A summary of the Bank’s interest rate swaps related to clients as of September 30, 2016 and December 31, 2015 is included in the following table:

		September 30, 2016		December 31, 2015
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$28,867	$1,736	$25,927	$400
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	28,867	(1,765)	25,927	(400)
Total		$57,734	$(29)	$51,854	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $3.3 million and $1.5 million at September 30, 2016 and December 31, 2015.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net income	$9,828	$5,640	$35,903	$27,748

Weighted average shares outstanding	20,925	20,848	20,946	20,856
Effect of dilutive securities	13	86	11	80
Average shares outstanding including dilutive securities	20,938	20,934	20,957	20,936

Basic earnings per share:
Class A Common Stock	$0.47	$0.27	$1.73	$1.34
Class B Common Stock	0.43	0.25	1.58	1.22

Diluted earnings per share:
Class A Common Stock	$0.47	$0.27	$1.73	$1.34
Class B Common Stock	0.43	0.25	1.57	1.22

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Antidilutive stock options	5,000	23,000	7,500	323,100
Average antidilutive stock options	2,500	20,300	5,000	186,969

14. STOCK PLANS AND STOCK BASED COMPENSATION

In January 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which became effective April 2015 when the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaced the Company’s 2005 Stock Incentive Plan, which expired March 2015.

The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on their grant date.

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

The following table summarizes stock option activity from January 1, 2015 through September 30, 2016:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2015	155,000	$20.15
Granted	323,400	24.51
Exercised	(97,750)	19.77
Forfeited or expired	(57,250)	21.43
Outstanding, December 31, 2015	323,400	$24.40	4.70	$650,000

Outstanding, January 1, 2016	323,400	$24.40
Granted	5,000	26.43
Exercised	(4,000)	20.12
Forfeited or expired	(11,800)	24.47
Outstanding, September 30, 2016	312,600	$24.49	4.03	$2,061,211

Fully vested and expected to vest	312,600	$24.49	4.03	$2,061,211
Exercisable (vested) at September 30, 2016	4,000	$20.77	0.47	$41,240

Information related to stock options for each period follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Intrinsic value of options exercised	$—	$26	$18	$81
Cash received from options exercised, net of shares redeemed	—	125	80	244
Weighted-average fair value per share of options granted	—	3.52	3.27	3.58

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2015 through September 30, 2016:

		Weighted-average
	Restricted	grant date fair
	Stock Awards	value per share
Outstanding, January 1, 2015	80,500	$19.85
Granted	2,500	25.19
Forfeited	(4,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2015	79,000	$20.02

Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	(2,000)	19.85
Earned and issued	—	—
Outstanding, September 30, 2016	77,000	$20.02

Fully vested and expected to vest	77,000	$20.02
Vested at September 30, 2016	—	$—

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

The following table summarizes PSU activity from January 1, 2016 through September 30, 2016:

		Weighted-average
	Performance	grant date fair
	Stock Units	value per share
Outstanding, January 1, 2016	—	$—
Granted	55,000	23.08
Forfeited	—	—
Earned and issued	—	—
Outstanding, September 30, 2016	55,000	$23.08

Fully vested and expected to vest	55,000	$23.08
Vested at September 30, 2016	—	$—

Expense Related to the 2015 Stock Incentive Plan

The Company recorded expense related to the 2015 Plan for the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Stock option expense	$58	$48	$184	$104
Restricted stock award expense	72	60	189	207
Performance stock unit expense	127	—	381	—
Total expense	$257	$108	$754	$311

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Awards	Stock Units	Total

2016	$64	$71	$127	$262
2017	253	258	507	1,018
2018	251	120	198	569
2019	143	12	—	155
2020	32	8	—	40
2021	1	2	—	3
Total	$744	$471	$832	$2,047

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$(788)	$488	$1,920	$670
Reclassification adjustment for gain on security available for sale recognized in earnings	—	—	—	(88)
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	57	(58)	(91)	(84)
Net unrealized gains (losses)	(731)	430	1,829	498
Tax effect	255	(151)	(640)	(175)
Net of tax	(476)	279	1,189	323

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	127	(503)	(663)	(724)
Reclassification amount for derivative losses realized in income	83	100	256	304
Net unrealized gains (losses)	210	(403)	(407)	(420)
Tax effect	(75)	140	143	146
Net of tax	135	(263)	(264)	(274)

Total other comprehensive income components, net of tax	$(341)	$16	$925	$49

Significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2016 and 2015:

		Amounts Reclassified From Accumulated
		Other Comprehensive Income
		Three Months Ended		Nine Months Ended
	Affected Line Items in the Consolidated	September 30,		September 30,
(in thousands)	Statements of Income	2016	2015	2016	2015

Available for Sale Securities:
Gain on call of security available for sale	Noninterest income	$—	$—	$—	$88
Tax effect	Income tax expense	—	—	—	(31)
Net of tax	Net income	—	—	—	57

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(42)	(49)	(128)	(148)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(41)	(51)	(128)	(156)
Total derivative losses on cash flow hedges	Total interest expense	(83)	(100)	(256)	(304)
Tax effect	Income tax expense	29	35	90	106
Net of tax	Net income	(54)	(65)	$(166)	$(198)

Net of tax, total all reclassification amounts	Net income	$(54)	$(65)	$(166)	$(141)

The following is a summary of the AOCI balances, net of tax:

		2016
(in thousands)	December 31, 2015	Change	September 30, 2016

Unrealized gain on securities available for sale	$1,727	$1,247	$2,974
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(58)	654
Unrealized loss on cash flow hedge	(390)	(264)	(654)
Total unrealized gain	$2,049	$925	$2,974

		2015
(in thousands)	December 31, 2014	Change	September 30, 2015

Unrealized gain on securities available for sale	$3,839	$378	$4,217
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(55)	737
Unrealized loss on cash flow hedge	(316)	(274)	(590)
Total unrealized gain	$4,315	$49	$4,364

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

As of September 30, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

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

Segment information for the three months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$31,134	$4,924	$76	$36,134	$3,264	$39,398

Provision for loan and lease losses	289	188	—	477	2,012	2,489

Net refund transfer fees	—	—	—	—	132	132
Mortgage banking income	—	—	3,081	3,081	—	3,081
Republic Processing Group program fees	—	—	—	—	979	979
Other noninterest income	6,899	4	57	6,960	149	7,109
Total noninterest income	6,899	4	3,138	10,041	1,260	11,301

Total noninterest expenses	28,939	727	1,184	30,850	2,684	33,534

Income (loss) before income tax expense	8,805	4,013	2,030	14,848	(172)	14,676
Income tax expense (benefit)	2,707	1,493	710	4,910	(62)	4,848
Net income (loss)	$6,098	$2,520	$1,320	$9,938	$(110)	$9,828

Segment end of period assets	$4,109,464	$660,410	$15,003	$4,784,877	$42,400	$4,827,277

Net interest margin	3.35%	3.63%	NM	3.38%	NM	3.65%

	Three Months Ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$27,612	$3,308	$67	$30,987	$437	$31,424

Provision for loan and lease losses	1,338	(238)	—	1,100	1,133	2,233

Net refund transfer fees	—	—	—	—	97	97
Mortgage banking income	—	—	972	972	—	972
Republic Processing Group program fees	—	—	—	—	474	474
Gain on call of security available for sale	—	—	—	—	—	—
Other noninterest income	6,115	8	76	6,199	64	6,263
Total noninterest income	6,115	8	1,048	7,171	635	7,806

Total noninterest expenses	24,109	663	1,151	25,923	2,315	28,238

Income (loss) before income tax expense	8,280	2,891	(36)	11,135	(2,376)	8,759
Income tax expense (benefit)	2,879	1,174	(13)	4,040	(921)	3,119
Net income (loss)	$5,401	$1,717	$(23)	$7,095	$(1,455)	$5,640

Segment end of period assets	$3,600,230	$393,110	$13,832	$4,007,172	$28,805	$4,035,977

Net interest margin	3.25%	3.62%	NM	3.29%	NM	3.31%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Segment information for the nine months ended September 30, 2016 and 2015 follows:

	Nine Months Ended September 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$89,279	$11,369	$148	$100,796	$13,613	$114,409

Provision for loan and lease losses	1,567	686	—	2,253	7,236	9,489

Net refund transfer fees	—	—	—	—	19,119	19,119
Mortgage banking income	—	—	5,902	5,902	—	5,902
Republic Processing Group program fees	—	—	—	—	1,942	1,942
Other noninterest income	19,380	14	212	19,606	455	20,061
Total noninterest income	19,380	14	6,114	25,508	21,516	47,024

Total noninterest expenses	81,551	2,157	3,576	87,284	10,657	97,941

Income before income tax expense	25,541	8,540	2,686	36,767	17,236	54,003
Income tax expense	7,733	3,174	940	11,847	6,253	18,100
Net income	$17,808	$5,366	$1,746	$24,920	$10,983	$35,903

Segment end of period assets	$4,109,464	$660,410	$15,003	$4,784,877	$42,400	$4,827,277

Net interest margin	3.22%	3.64%	NM	3.26%	NM	3.62%

	Nine Months Ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$80,369	$9,354	$180	$89,903	$1,601	$91,504

Provision for loan and lease losses	2,007	185	—	2,192	1,130	3,322

Net refund transfer fees	—	—	—	—	17,339	17,339
Mortgage banking income	—	—	3,549	3,549	—	3,549
Republic Processing Group program fees	—	—	—	—	871	871
Gain on call of security available for sale	88	—	—	88	—	88
Other noninterest income	17,286	19	231	17,536	894	18,430
Total noninterest income	17,374	19	3,780	21,173	19,104	40,277

Total noninterest expenses	71,351	1,846	3,710	76,907	9,570	86,477

Income before income tax expense	24,385	7,342	250	31,977	10,005	41,982
Income tax expense	7,813	2,732	87	10,632	3,602	14,234
Net income	$16,572	$4,610	$163	$21,345	$6,403	$27,748

Segment end of period assets	$3,600,230	$393,110	$13,832	$4,007,172	$28,805	$4,035,977

Net interest margin	3.23%	3.58%	NM	3.26%	NM	3.26%

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

The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as 10 other third-party insurance captives for which insurance may not be available or economically feasible.

Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic. As a result of its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic Bancorp, Inc. became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary.  As permitted under the terms of CCT1’s governing documents, the Company redeemed these securities at the par amount of approximately $4 million, without penalty, on September 15, 2016.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	the magnitude and frequency of changes to the Federal Funds Target Rate (“FFTR”) implemented by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank (“FRB”);
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s business segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	future acquisitions;

•	integrations of acquired businesses;
•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers;
•

as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”),  including Part 1 Item 1A  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Part II Item IA “Risk  Factors” of this filing.

MEMORYBANK

On October 25, 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform transacting business at www.mymemorybank.com.  MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy customers that prefer to carry larger balances in highly-liquid bank accounts.

Additional MemoryBank features include the following:

•

Higher Returns: MemoryBank’s initial product, the EarnMore account, offers a 1.0% Annual Percentage Yield plus an additional 0.5% bonus on all deposits for the first year to qualifying customers, with no minimum balance to begin earning.

•	FDIC Insurance: As a division of RB&T, MemoryBank provides its account holders the peace of mind that comes with their accounts being FDIC insured up to the applicable limit.

•

Universal Access: MemoryBank clients have access to over 75,000 surcharge-free automated teller machines (“ATMs”) in the U.S. In addition, MemoryBank customers also have access to over 10,000 international surcharge-free ATMs.

•	Password-free login: Eyeprint and fingerprint identification offer secure smart device login without the hassle of a password.

•	Mobile deposits: MemoryBank customers can take a picture of a check with a mobile device to direct deposit into their MemoryBank account.

During its current start-up phase, MemoryBank will utilize different strategies to test market itself in three different metropolitan areas in order to determine the most efficient strategy to promote its product nationally. Currently, management has no definitive time for a national marketing campaign of the MemoryBank brand.  While MemoryBank does not have a loan product offering available, management is currently evaluating different loan products for a potential offering in 2017.

For more about MemoryBank and expanded detail on the EarnMore account, including qualifications, features and limitations, visit www.mymemorybank.com.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities.

Table 1 — Segment Information

	Three months ended September 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$6,098	$2,520	$1,320	$9,938	$(110)	$9,828
Total assets	4,109,464	660,410	15,003	4,784,877	42,400	4,827,277
Net interest margin	3.35%	3.63%	NM	3.38%	NM	3.65%

	Three months ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$5,401	$1,717	$(23)	$7,095	$(1,455)	$5,640
Total assets	3,600,230	393,110	13,832	4,007,172	28,805	4,035,977
Net interest margin	3.25%	3.62%	NM	3.29%	NM	3.31%

	Nine Months Ended September 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$17,808	$5,366	$1,746	$24,920	$10,983	$35,903
Total assets	4,109,464	660,410	15,003	4,784,877	42,400	4,827,277
Net interest margin	3.22%	3.64%	NM	3.26%	NM	3.62%

	Nine Months Ended September 30, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$16,572	$4,610	$163	$21,345	$6,403	$27,748
Total assets	3,600,230	393,110	13,832	4,007,172	28,805	4,035,977
Net interest margin	3.23%	3.58%	NM	3.26%	NM	3.26%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2016, Republic had 44 full-service banking centers with locations as follows:

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

With the launch of MemoryBank on October 25, 2016, the Traditional Banking segment began marketing the EarnMore deposit account to customers outside of its traditional market footprint under its MemoryBank brand at www.mymemorybank.com.  As of September 30, 2016 and through the date of this filing, generally all Traditional Banking products and services, except for the EarnMore deposit account, were offered through the Company’s traditional RB&T brand.

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

Construction and Land Development Lending — The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Such loans also are made to contractors to build single-family dwellings under contract or directly to consumers. Construction loans are generally offered on the same basis as other single family, first lien residential real estate loans, except that a larger percentage down payment is typically required.

The Bank also originates land development loans to real estate developers for the acquisition, development and construction of commercial projects.

Internet Lending — The Bank accepts online loan applications for its RB&T brand through its website at www.republicbank.com.  Historically, the majority of loans originated through the internet have been within the Bank’s traditional markets of Kentucky and Indiana.  Other states where loans are marketed include California, Colorado, Florida, Georgia, Illinois, Michigan, Minnesota, North Carolina, Ohio, Tennessee and Virginia, as well as the District of Columbia.

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

Indirect Lending – In the fourth quarter of 2015, the Bank initiated a formal indirect lending division to grow its presence in the consumer auto loan market. The program involves establishing relationships with automobile dealers in the Bank’s market footprint and obtaining consumer auto loans in a low-cost delivery method. As a result of its success in Indirect Auto Lending, the Bank intends to enter Dealer Floor Plan lending during the fourth quarter of 2016.

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

Internet Banking — The Bank expands its market penetration and service delivery of its RB&T brand by offering clients Internet Banking services and products through its website, www.republicbank.com.  The Bank promotes the EarnMore account solely through its Memory Bank brand at www.mymemorybank.com.

Mobile Banking — The Bank allows clients to easily and securely access and manage their accounts through its mobile banking application.

Other Banking Services — The Bank also provides title insurance and other financial institution related products and services.

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

Tax Refund Solutions (“TRS”)division — Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products through third-party tax preparers located throughout the Nation, as well as tax-preparation software providers. Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

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

The Company intends to make available an EA product for the first quarter 2017 tax season.  Management currently plans for the EA product offering for the first quarter 2017 tax season to have more than one advance amount and a different price structure to the Electronic Return Originator (“ERO”) based on the amount borrowed by the taxpayer.  All other features of the product are expected to remain substantially the same as those from the first quarter 2016 tax season.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” and additional discussion regarding the RPG segment and the EA under Part II Item 1A “Risk Factors.”

Republic Payment Solutions (“RPS”) division —  The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third party program managers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG segment. The RPS division will not be reported as a separate segment until such time, if any, that it meets reporting thresholds.

Republic Credit Solutions (“RCS”) division —  The RCS division offers short-term consumer credit products. In general, the credit products are unsecured, small-dollar consumer loans with maturities of 30 days-or-more, and are dependent on various factors including the consumer’s ability to repay.  The RCS division will not be reported as a separate segment until such time, if any, that it meets reporting thresholds.

OVERVIEW (Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015)

Total Company net income for the third quarter of 2016 was $9.8 million, a $4.2 million, or 74%, increase from the same period in 2015. Diluted earnings per Class A Common Share increased to $0.47 for the quarter ended September 30, 2016 compared from $0.27 for the same period in 2015.

General highlights by business segment for the quarter ended September 30, 2016 consisted of the following:

Traditional Banking segment

•	Net income increased $697,000, or 13%, for the third quarter of 2016 compared to the same period in 2015.

•	Net interest income increased $3.5 million, or 13%, for the third quarter of 2016 compared to the same period in 2015.

•	The Traditional Banking Provisions for Loan and Lease Losses (“Provision”) was $289,000 for the third quarter of 2016 compared to $1.3 million for the same period in 2015.

•	Total noninterest income increased $784,000, or 13%, for the third quarter of 2016 compared to the same period in 2015.

•	Total noninterest expense increased $4.8 million, or 20%, during the third quarter of 2016 compared to the third quarter of 2015.

Warehouse Lending segment

•	Net income increased $803,000, or 47%, for the third quarter of 2016 compared to the same period in 2015.

•	Net interest income increased $1.6 million, or 49%, for the third quarter of 2016 compared to the same period in 2015.

•	The Warehouse Provision was a charge of $188,000 for the third quarter of 2016 compared to a credit of $238,000 for the same period in 2015.

Mortgage Banking segment

•

Within the Mortgage Banking segment, mortgage banking income increased $2.1 million, or 217%, during the third quarter of 2016 compared to the same period in 2015, with $1.1 million of the increase attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.

•

Overall, excluding the aforementioned bulk loan sale, Republic’s proceeds from the sale of secondary market loans totaled $65 million during the third quarter of 2016 compared to $35 million during the same period in 2015.

Republic Processing Group segment

•	Net loss improved $1.3 million, or 92%, for the third quarter of 2016 compared to the same period in 2015.

•	Net interest income increased $2.8 million for the third quarter of 2016 compared to the same period in 2015.

•	Overall, RPG recorded a net charge to the Provision of $2.0 million during the third quarter of 2016, compared to a net charge of $1.1 million for the same period in 2015.

•	Noninterest income increased $625,000 for the third quarter of 2016 compared to the same period in 2015.

•	Noninterest expenses were $2.7 million for the third quarter of 2016 compared to $2.3 million for the same period in 2015.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015)

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

Total Company net interest income increased $8.0 million, or 25%, during the third quarter of 2016 compared to the same period in 2015.  The primary driver of the increase in total Company net interest income was growth in the Company’s quarterly average loans. The total Company net interest margin increased to 3.65% during the third quarter of 2016 compared to 3.31% for the same period in 2015.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $3.5 million, or 13%, for the quarter ended September 30, 2016 compared to the same period in 2015.  The Traditional Banking net interest margin was 3.35% for the third quarter of 2016, an increase of 10 basis points from the same period in 2015.

The increases in the Traditional Bank’s net interest income and net interest margin during the third quarter of 2016 were primarily attributable to the following factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s May 17, 2016 Cornerstone Bancorp, Inc. (“Cornerstone”) acquisition and its 2012 FDIC-assisted transactions, were $2.9 billion with a weighted average yield of 4.12% during the third quarter of 2016 compared to $2.8 billion with a weighted average yield of 4.08% during the third quarter of 2015. The overall effect of these changes in rate and volume was an increase of $3.8 million in interest income. This increase in average loans for the third quarter of 2016 over the third quarter of 2015 was driven primarily by growth in the Bank’s CRE, C&I, HELOC and Indirect Auto portfolios over the previous 12 months.

•

Net interest income related to the Company’s May 17, 2016 Cornerstone acquisition contributed $1.9 million to the Traditional Bank’s overall net interest income during the third quarter of 2016. Loan accretion income related to the Cornerstone acquisition was approximately $34,000 for the quarter.  See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during the third quarter of 2016 compared to the same period in 2015 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio during the third quarter of 2016. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during the third quarter of 2016 from this portfolio was $47,000 compared to $703,000 for the same period in 2015. Overall, the average balance of the portfolio was $19 million with a yield of 7.08% during the third quarter of 2016 compared to $29 million with a yield of 16.70% for 2015. The overall effect of these changes in rate and volume was a decrease of $892,000 in interest income.

•

The Company’s subordinated note related to RBCT paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. During the third quarter of 2016, the note’s coupon rate was 2.05% based on the LIBOR index, or approximately 4.00% lower than the note’s coupon rate during the third quarter of 2015. The lower rate equated to $400,000 less in interest expense for the third quarter of 2016 compared to the same period in 2015. This subordinated note matures on December 31, 2035 and is currently redeemable at the Company’s option on a quarterly basis. The Company elected not to redeem its subordinated note on October 1, 2016.

The FFTR, the index that many of the Bank’s short-term deposit rates track, increased for the first time in nine years during December 2015.  Additionally, the FOMC of the Federal Reserve Bank (“FRB”) has provided further guidance that additional FFTR increases are possible during the remainder of 2016. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.6 million, or 49%, for the third quarter of 2016 compared to the same period in 2015. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to the same period in 2015. Total Warehouse line commitments increased to $915 million at September 30, 2016 from $653 million at September 30, 2015, with the Company continuing to grow its Warehouse client base over the previous 12 months. Furthermore, average line usage on Warehouse commitments increased to 62% during the third quarter of 2016 compared to 56% during the third quarter of 2015. Usage rates during both quarters benefitted from continued low, long-term mortgage rates during the periods. The yield for Warehouse lines of credit during the third quarter of 2016 increased 16 basis points from the same period in 2015, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Overall, average outstanding Warehouse lines of credit during the third quarter of 2016 increased $178 million, or 49%, compared to the same period in 2015.  Average outstanding warehouse lines were $543 million during the third quarter of 2016 with a weighted average yield of 4.02%, compared to average outstanding lines of $365 million with a weighted average yield of 3.86% for the same period in 2015.

Republic Processing Group segment

Net interest income within the RPG segment increased $2.8 million for the third quarter of 2016 compared to the same period in 2015. The increase in RPG’s net interest income was primarily attributable to growth in short-term, consumer credit products through the RCS division of RPG. Such products contributed $3.2 million of net interest income during the third quarter of 2016 compared to $423,000 for the same period in 2015. This increase was primarily driven by the previously reported growth in one of RCS’ loan programs, which moved beyond its pilot phase during June of 2015.

See additional detail regarding RCS loan sales under Footnote 4 “Loans Held for Sale” of Part I Item 1 “Financial Statements.”

Table 2 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$554,508	$2,216	1.60%	$533,956	$2,039	1.53%
Federal funds sold and other interest-earning deposits	58,910	122	0.83	30,633	28	0.37
RPG Easy Advance loans and fees(2)	—	—	—	—	—	—
Other RPG loans and fees(2)(3)	18,855	3,201	67.91	8,317	439	21.11
Warehouse lines of credit and fees(2)(3)	542,894	5,457	4.02	365,291	3,525	3.86
All other loans and fees(2)(3)	3,140,344	32,936	4.20	2,861,449	30,076	4.20

Total interest-earning assets	4,315,511	43,932	4.07	3,799,646	36,107	3.80

Allowance for loan and lease losses	(29,544)			(26,032)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	74,055			62,422
Premises and equipment, net	43,506			32,727
Bank owned life insurance	61,225			51,963
Other assets(1)	67,205			50,775
Total assets	$4,531,958			$3,971,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,012,417	$275	0.11%	$863,630	$148	0.07%
Money market accounts	552,115	289	0.21	491,486	194	0.16
Time deposits	230,386	560	0.97	202,531	505	1.00
Brokered money market and brokered certificates of deposit	360,371	497	0.55	182,906	221	0.48

Total interest-bearing deposits	2,155,289	1,621	0.30	1,740,553	1,068	0.25

Securities sold under agreements to repurchase and other short-term borrowings	215,343	10	0.02	363,905	17	0.02
Federal Home Loan Bank advances	584,946	2,662	1.82	616,509	2,982	1.93
Subordinated note	44,288	241	2.18	41,240	616	5.97

Total interest-bearing liabilities	2,999,866	4,534	0.60	2,762,207	4,683	0.68

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	900,432			609,641
Other liabilities	30,617			22,468
Stockholders’ equity	601,043			577,185
Total liabilities and stockholders’ equity	$4,531,958			$3,971,501

Net interest income		$39,398			$31,424

Net interest spread			3.47%			3.12%

Net interest margin			3.65%			3.31%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The total amount of loan fee income included in total interest income was $4.8 million and $2.5 million for the three months ended September 30, 2016 and 2015.
(3)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30, 2016
	Compared to
	Three Months Ended September 30, 2015
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$177	$80	$97
Federal funds sold and other interest-earning deposits	94	40	54
RPG Easy Advance fees	—	—	—
Other RPG loans and fees	2,762	1,005	1,757
Warehouse lines of credit and fees	1,932	1,780	152
All other loans and fees	2,860	2,926	(66)

Net change in interest income	7,825	5,831	1,994

Interest expense:

Transaction accounts	127	29	98
Money market accounts	95	26	69
Time deposits	55	68	(13)
Brokered money market and brokered certificates of deposit	276	241	35
Securities sold under agreements to repurchase and other short-term borrowings	(7)	(7)	—
Federal Home Loan Bank advances	(320)	(149)	(171)
Subordinated note	(375)	43	(418)

Net change in interest expense	(149)	251	(400)

Net change in net interest income	$7,974	$5,580	$2,394

Provision for Loan and Lease Losses

The total Company recorded a Provision of $2.5 million for the third quarter of 2016, compared to $2.2 million for the same period in 2015.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2016 was $289,000, compared to $1.3 million for the third quarter of 2015. An analysis of the Provision for the third quarter of 2016 compared to the same period in 2015 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $499,000 and $1.0 million to the Provision for the third quarters of 2016 and 2015.  Loan growth primarily drove the net charges to the Provision in both periods.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded a net credit to the Provision of $65,000 for the third quarter of 2016 compared to a net charge of $224,000 to the Provision during the third quarter 2015.  The net charge during the third quarter of 2015 was the result of an increase in the assumed lives for a portion of the Bank’s retail

Troubled Debt Restructurings (“TDRs”) based on an updated analysis of recent payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.

•

Related to purchased-credit-impaired (“PCI”) loans, the Bank recorded a net credit of $145,000 to the Provision during the third quarter of 2016 compared to a net charge of $67,000 for the same period in 2015. Charges generally reflect projected shortfalls in cash flows below initial acquisition-day estimates for PCI loans, while credits are primarily attributable to generally positive dispositions.

As a percentage of total loans, the Traditional Banking Allowance for Loan and Lease Losses (“Allowance”) was 0.81% at September 30, 2016 compared to 0.85% at both December 31, 2015 and September 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at September 30, 2016.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was a charge of $188,000 for the third quarter of 2016, a $426,000 increase from the same period in 2015. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding balances. Outstanding Warehouse balances increased $75 million during the third quarter of 2016 compared to a decrease of $95 million during the third quarter of 2015.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2016, December 31, 2015 and September 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2016.

Republic Processing Group segment

RPG recorded a net charge to the Provision of $2.0 million during the third quarter of 2016, an increase of $879,000 compared to same period in 2015. The Bank recorded charges of $2.1 million and $1.2 million to the Provision during the third quarters of 2016 and 2015 associated with growth in the RCS division’s short-term, consumer loans as one of its programs moved beyond its pilot phase during June 2015 and has continued to grow modestly since.

Partially offsetting the Provision related to RCS loans, the TRS division recorded net recoveries of $88,000 during the third quarter of 2016 on its EA product and its former Refund Anticipation Loan (“RAL”) product. The EA product was first offered during the first quarter of 2016, while the RAL product was discontinued after the 2012 tax season. TRS recorded similar recoveries of  $21,000 on the RAL product during the third quarter of 2015.

While RPG loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RPG loans, the RPG Allowance was 20.33% at September 30, 2016 compared to 23.25% at December 31, 2015 and 23.92% at September 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for RPG loan losses at September 30, 2016.

Table 4 — Summary of Loan and Lease Loss Experience for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30,
(dollars in thousands)	2016	2015

Allowance at beginning of period	$29,308	$25,248

Charge-offs:

Residential real estate
Owner occupied	(56)	(153)
Owner occupied - correspondent	—	—
Non owner occupied	—	(97)
Commercial real estate	—	(27)
Commercial real estate - purchased whole loans	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(145)	(110)
Consumer:
RPG loans	(1,352)	(182)
Credit cards	(91)	(30)
Overdrafts	(239)	(152)
Purchased whole loans	(93)	(25)
Other consumer	(99)	(82)
Total charge-offs	(2,075)	(858)

Recoveries:

Residential real estate
Owner occupied	142	76
Owner occupied - correspondent	—	—
Non owner occupied	—	—
Commercial real estate	34	—
Commercial real estate - purchased whole loans	—	—
Construction & land development	10	—
Commercial & industrial	121	18
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	31	54
Consumer:
RPG loans	234	24
Credit cards	17	6
Overdrafts	55	63
Purchased whole loans	9	1
Other consumer	61	94
Total recoveries	714	336
Net loan charge-offs	(1,361)	(522)

Provision - Core Banking	477	1,100
Provision - RPG	2,012	1,133
Total Provision	2,489	2,233
Allowance at end of period	$30,436	$26,959

Credit Quality Ratios:

Allowance to total loans	0.80%	0.82%
Allowance to nonperforming loans	169	116
Net loan charge-offs to average loans (annualized) - Total Company	0.15	0.06
Net loan charge-offs to average loans (annualized) - Core Bank	0.03	0.05

Noninterest Income

Total Company noninterest income increased $3.5 million, or 45%, during the third quarter of 2016 compared to the same period in 2015. The most significant components comprising the total Company’s increase in noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $784,000, or 13%, for the third quarter of 2016 compared to the same period in 2015.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Interchange fees increased $499,000, primarily due to an increase in debit card interchange revenue. The higher revenue for debit card transactions was primarily the result of growth in retail checking accounts and an increase in customer use of signature-based transactions, which grew 12% when comparing the third quarter of 2016 to the same period in 2015.

•	Other income increased $292,000 during the third quarter of 2016 compared to the same period in 2015, as the Bank achieved certain contractual performance measures during the third quarter of 2016 that resulted in supplemental payments from its issuing credit and debit card brand.

Service charges on deposit accounts remained at $3.4 million for the third quarter of 2016 compared the same period in 2015.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended September 30, 2016 and 2015 were $2.1 million and $2.0 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended September 30, 2016 and 2015 were $445,000 and $434,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $2.1 million, or 217%, during the third quarter of 2016 compared to the same period in 2015, with $1.1 million of the increase attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.  Overall, excluding the aforementioned bulk loan sale, Republic’s proceeds from the sale of secondary market loans totaled $65 million during the third quarter of 2016 compared to $35 million during the same period in 2015.  Republic’s net gains as a percentage of loans sold decreased from 2.42% during the third quarter of 2015 to 2.25% during the third quarter of 2016.  Volume during the third quarters of 2016 and 2015 benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

Within the RPG segment, noninterest income increased $625,000, or 98%, during the third quarter of 2016 compared to the same period in 2015.  The increase is primarily due to a $505,000 increase in program fees from short-term, consumer loans originated and sold through the RCS division of RPG. The increase in RPG program fees resulted from the previously reported increase in volume from one of the RCS’ small-dollar consumer loan programs.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest in these loans.  During the third quarter of 2016, the Company sold approximately $100 million of loans from this program compared to $68 million during the third quarter of 2015.

Noninterest Expenses

Total Company noninterest expenses increased $5.3 million, or 19%, during the third quarter of 2016 compared to the same period in 2015. The most significant components comprising the increase in noninterest expense by business segment were as follows:

Traditional Banking segment

For the third quarter of 2016 compared to the same period in 2015, Traditional Banking noninterest expenses increased $4.8 million, or 20%. The most significant categories affecting the change in noninterest expense for the quarter were as follows:

•

Salaries and benefits expense increased $2.5 million, primarily due to an increase of 116 full-time-equivalent (“FTE”) employees from September 30, 2015 to September 30, 2016. A total of 36 of these additions was directly attributable to the Company’s Cornerstone acquisition. The remaining increase of 80 FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Data processing expenses increased $626,000, with $212,000 of the increase attributable to the Company’s Cornerstone acquisition. The remainder of the increase was spread across multiple loan and deposit platforms and was due to growth in the Company’s overall customer base.

•

The Traditional Bank incurred a prepayment penalty of $846,000 during the quarter related to the payoff of $50 million in long-term Federal Home Loan Bank advances. The Traditional Bank expects to recover the amount of this penalty through a reduction in interest expense over what would have been the remaining original term of these advances.  These advances carried an interest rate of 4.39% and an original maturity of March 9, 2017.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

Republic Processing Group segment

Within the RPG segment, noninterest expenses increased $369,000, or 16%, during the third quarter of 2016 compared to the same period in 2015.  The increase is primarily due to a $334,000 increase in salaries and benefits expense, driven by additional staff added during the year to support growth in the TRS and RCS divisions.

OVERVIEW (Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015)

Total Company net income for the first nine months of 2016 was $35.9 million, representing an increase of $8.2 million, or 29%, compared to the same period in 2015. Diluted earnings per Class A Common Share increased to $1.73 for the nine months ended September 30, 2016 compared to $1.34 for the same period in 2015.

General highlights by business segment for the nine months ended September 30, 2016 consisted of the following:

Traditional Banking segment

•	Net income increased $1.2 million, or 7%, for the nine months ended of 2016 compared to the same period in 2015.

•	Net interest income increased $8.9 million, or 11%, for the first nine months of 2016 compared to the same period in 2015.

•	The Traditional Banking Provision was $1.6 million for the first nine months of 2016 compared to $2.0 million for the same period in 2015.

•	Total noninterest income increased $2.0 million, or 12%, for the first nine months of 2016 compared to the same period in 2015.

•	Total noninterest expense increased $10.2 million, or 14%, during the first nine months of 2016 compared to the first nine months of 2015.

Warehouse Lending segment

•	Net income increased $756,000, or 16%, for the first nine months of 2016 compared to the same period in 2015.

•	Net interest income increased $2.0 million, or 22%, for the first nine months of 2016 compared to the same period in 2015.

•	The Warehouse Provision was $686,000 for the first nine months of 2016 compared to $185,000 for the same period in 2015.

Mortgage Banking segment

•

Within the Mortgage Banking segment, mortgage banking income increased $2.4 million, or 66%, during the first nine months of 2016 compared to the same period in 2015, with $1.1 million of the increase attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.

•

Overall, excluding the aforementioned bulk loan sale, Republic’s proceeds from the sale of secondary market loans totaled $155 million during the first nine months of 2016 compared to $129 million during the same period in 2015.  Volume during both periods benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

•	Net income increased $4.6 million, or 72%, for the first nine months of 2016 compared to the same period in 2015.

•	Net interest income increased $12.0 million for the first nine months of 2016 compared to the same period in 2015.

•	Overall, RPG recorded a net charge to the Provision of $7.2 million during the first nine months of 2016, compared to net charge of $1.1 million for the same period in 2015.

•	Noninterest income increased $2.4 million, or 13%, for the first nine months of 2016 compared to the same period in 2015.

•	Noninterest expenses were $10.7 million for the first nine months of 2016 compared to $9.6 million for the same period in 2015, a $1.1 million, or 11% increase.

RESULTS OF OPERATIONS (Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015)

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

Total Company net interest income increased $22.9 million, or 25%, during the first nine months of 2016 compared to the same period in 2015.  The primary drivers of the increase in total Company net interest income were the introduction of the EA product and growth in the Company’s average loans. The total Company net interest margin increased to 3.62% during the first nine months of 2016 compared to 3.26% for the same period in 2015, with higher margins on the Company’s newly introduced EA product and its RCS small-dollar consumer loan programs the primary drivers of the increase in the Company’s net interest margin.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $8.9 million, or 11%, for the nine months ended September 30, 2016 compared to the same period in 2015.  The Traditional Banking net interest margin was 3.22% for the first nine months of 2016, a decrease of one basis point from the same period in 2015.

The increase in the Traditional Bank’s net interest income and the decrease in the net interest margin during the first nine months of 2016 were primarily attributable to the following factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s May 17, 2016 Cornerstone acquisition and the 2012 FDIC-assisted transactions, were $2.9 billion with a weighted average yield of 4.07% during the first nine months of 2016 compared to $2.7 billion with a weighted average yield of 4.07% during the same period in 2015. The overall effect of this change in volume was an increase of $5.3 million in interest income. This increase in average loans for the first nine months of 2016 over the same period in 2015 was driven primarily by growth in the Bank’s CRE, C&I and HELOC portfolios over the previous 12 months.

•

Net interest income related to the Company’s May 17, 2016 Cornerstone acquisition contributed $2.8 million to the Traditional Bank’s overall net interest income during the first nine months of 2016. Loan accretion income related to the Cornerstone acquisition was approximately $34,000 for the first nine months of 2016.  See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during the first nine months of 2016 compared to the same period in 2015 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during the first nine months of 2016 from this portfolio was $966,000 compared to $2.1 million for the same period in 2015. Overall, the average balance of the portfolio was $21 million with a yield of 12.80% during the first nine months of 2016 compared to $34 million with a yield of 14.20% for 2015. The overall effect of these changes in rate and volume was a decrease of $1.6 million in interest income.

•

The Company’s subordinated note related to RBCT paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. During the first nine months of 2016, the note’s coupon rate was based on the LIBOR index and approximately 4.00% lower than the note’s coupon rate during the first nine months of 2015. The lower rate equated to $1.2 million less in interest expense for the first nine months of 2016 compared to the same period in 2015. This subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company elected not to redeem its subordinated note on October 1, 2016.

The FFTR increased for the first time in nine years during December 2015.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are possible during the remainder of 2016. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $2.0 million, or 22%, for the first nine months of 2016 compared to the same period in 2015. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to the same period in 2015. Total Warehouse line commitments increased to $915 million at September 30, 2016 from $653 million at September 30, 2015, with the Company continuing to grow its Warehouse client base over the previous 12 months. Further, average line usage on Warehouse commitments remained relatively high at 56% during the first nine months of 2016 compared to 57% during the same period in 2015. Usage rates during both periods benefitted from continued low, long-term mortgage rates during the periods. The yield for Warehouse lines of credit during the first nine months of 2016 increased 20 basis points from the same period in 2015, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Overall, average outstanding Warehouse lines of credit during the first nine months of 2016 increased $69 million, or 20%, compared to the same period in 2015.  Average outstanding warehouse lines were $417 million during the first nine months of 2016 with a weighted average yield of 4.02%, compared to average outstanding lines of $348 million with a weighted average yield of 3.82% for the same period in 2015.

Republic Processing Group segment

Net interest income within the RPG segment increased $12.0 million for the first nine months of 2016 compared to the same period in 2015. The increase in RPG’s net interest income was primarily attributed to the following factors:

•

The TRS division’s newly introduced EA product earned $5.2 million in interest income during the first nine months of 2016, with the substantial majority of this income earned during the first quarter of 2016.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

•

The TRS division had a short-term commercial loan relationship with one of the Company’s third-party program managers in the tax business. TRS earned $1.1 million in loan fees from this relationship during the first nine months of 2016 compared to $700,000 in loan fees for the same period in 2015.

•

Short-term, consumer credit products through the RCS division of RPG earned $7.0 million in net interest income during the first nine months of 2016 compared to $1.6 million for the same period in 2015. The increase was driven by the previously discussed growth in one of its RCS loan programs.

Table 5 — Total Company Average Balance Sheets and Interest Rates for the Nine months Ended September 30, 2016 and 2015

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$571,740	$6,611	1.54%	$530,114	$6,188	1.56%
Federal funds sold and other interest-earning deposits	147,180	706	0.64	67,960	155	0.30
RPG Easy Advance loans and fees(2)	7,040	5,210	98.67	—	—	—
Other RPG loans and fees(2)(3)	20,431	8,053	52.55	9,266	1,520	21.87
Outstanding Warehouse lines of credit and fees(2)(3)	416,665	12,569	4.02	348,052	9,972	3.82
All other loans and fees(2)(3)	3,048,861	94,940	4.15	2,791,520	87,755	4.19

Total interest-earning assets	4,211,917	128,089	4.05	3,746,912	105,590	3.76

Allowance for loan and lease losses	(29,451)			(25,114)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	105,537			87,084
Premises and equipment, net	36,986			33,361
Bank owned life insurance	57,112			51,951
Other assets(1)	58,780			53,016
Total assets	$4,440,881			$3,947,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$941,138	$660	0.14%	$826,870	$403	0.06%
Money market accounts	542,888	790	0.29	486,249	563	0.15
Time deposits	220,403	1,668	1.51	198,697	1,397	0.94
Brokered money market and brokered certificates of deposit	309,768	1,241	0.80	182,072	870	0.64

Total interest-bearing deposits	2,014,197	4,359	0.43	1,693,888	3,233	0.25

Securities sold under agreements to repurchase and other short-term borrowings	296,574	51	0.03	363,518	72	0.03
Federal Home Loan Bank advances	588,109	8,590	2.92	610,571	8,907	1.95
Subordinated note	42,926	680	3.17	41,240	1,874	6.06

Total interest-bearing liabilities	2,941,806	13,680	0.93	2,709,217	14,086	0.69

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	874,060			643,128
Other liabilities	29,779			21,383
Stockholders’ equity	595,236			573,482
Total liabilities and stock-holders’ equity	$4,440,881			$3,947,210

Net interest income		$114,409			$91,504

Net interest spread			3.12%			3.07%

Net interest margin			3.62%			3.26%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The total amount of loan fee income included in total interest income was $18.3 million and $7.2 million for the nine months ended September 30, 2016 and 2015.
(3)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 6 — Total Company Volume/Rate Variance Analysis for the Nine months Ended September 30, 2016 and 2015

	Nine Months Ended September 30, 2016
	Compared to
	Nine Months Ended September 30, 2015
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$423	$482	$(59)
Federal funds sold and other interest-earning deposits	551	284	267
RPG Easy Advance fees	5,210	5,210	—
RPG loans and fees	6,533	3,019	3,514
Outstanding Warehouse lines of credit and fees	2,597	2,048	549
All other loans and fees	7,185	8,020	(835)

Net change in interest income	22,499	19,063	3,436

Interest expense:

Transaction accounts	257	62	195
Money market accounts	227	71	156
Time deposits	271	159	112
Brokered money market and brokered certificates of deposit	371	530	(159)
Securities sold under agreements to repurchase and other short-term borrowings	(21)	(13)	(8)
Federal Home Loan Bank advances	(317)	(329)	12
Subordinated note	(1,194)	74	(1,268)

Net change in interest expense	(406)	554	(960)

Net change in net interest income	$22,905	$18,509	$4,396

Provision for Loan and Lease Losses

The Company recorded a Provision of $9.5 million for the first nine months 2016, compared to $3.3 million for the same period in 2015.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2016 was $1.6 million, compared to $2.0 million for the first nine months of 2015. An analysis of the Provision for the first nine months of 2016 compared to the same period in 2015 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $1.7 million and $1.1 million to the Provision for the first nine months of 2016 and 2015.  Loan growth primarily drove the net charges to the Provision in both periods.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded net charges of $113,000 and $883,000 to the Provision during the first nine months of 2016 and 2015. As previously reported, the Bank recorded a significant provision of $330,000 related to one C&I relationship during the second quarter of 2016, with this provision partially offset by a recovery of $96,000 to the same loan during the third quarter of 2016 and improvements in other loans rated Substandard and Special Mention during the first nine months of 2016. The net charge during 2015 was the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of the payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.

•

Related to PCI loans, the Bank recorded a net credit of $266,000 to the Provision during the first nine months of 2016 compared to a net charge of $35,000 during the same period in 2015. Charges generally reflect projected shortfalls in cash flows below initial acquisition-day estimates for PCI loans, while credits are primarily attributable to generally positive dispositions.

As a percentage of total loans, the Traditional Banking Allowance was 0.81% at September 30, 2016 compared to 0.85% at both December 31, 2015 and September 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at September 30, 2016.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was $686,000 for the first nine months of 2016, a $501,000 increase from the same period in 2015. Provision expense for both periods reflects general reserves for growth in outstanding balances. Outstanding Warehouse balances grew $274 million during the first nine months of 2016 compared to growth of $74 million during the first nine months of 2015.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2016, December 31, 2015 and September 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2016.

Republic Processing Group segment

RPG recorded a net charge to the Provision of $7.2 million during the first nine months of 2016, an increase of $6.1 million compared to same period in 2015. The increase in Provision was primarily attributable to the introduction of the EA product during the first nine months of 2016 and general loss reserves for growth in loans originated through the RCS division.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

The TRS division of RPG recorded a provision for loan loss of $3.1 million during the first nine months of 2016 on its new EA product.  Of the $123 million in EAs originated during 2016, all were either collected or charged off at September 30, 2016.  Partially offsetting the Provision related to EAs, the TRS division recorded recoveries of $296,000 during the first nine months of 2016 on its former RAL product, which was discontinued after the 2012 tax season. This compares to $256,000 of RAL recoveries during the same period in 2015. While the RAL product was discontinued after the 2012 tax season, the Bank still receives recoveries of previously charged-off RALs.

The Bank also recorded charges of $4.3 million and $1.4 million to the Provision during the first nine months of 2016 and 2015 associated with growth in the RCS division’s short-term consumer loans.

While RPG loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RPG loans, the RPG Allowance was 20.33% at September 30, 2016 compared to 23.25% at December 31, 2015 and 23.92% at September 30, 2015.  The Company believes, based on information presently available, that it has adequately provided for RPG loan losses at September 30, 2016.

Table 7 — Summary of Loan and Lease Loss Experience for the Nine months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
(dollars in thousands)	2016	2015

Allowance at beginning of period	$27,491	$24,410

Charge-offs:

Residential real estate
Owner occupied	(317)	(467)
Owner occupied - correspondent	—	—
Non owner occupied	—	(126)
Commercial real estate	(41)	(181)
Commercial real estate - purchased whole loans	—	—
Construction & land development	(44)	—
Commercial & industrial	(330)	(56)
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(229)	(182)
Consumer:
RPG loans	(6,546)	(208)
Credit cards	(153)	(101)
Overdrafts	(571)	(401)
Purchased whole loans	(216)	(97)
Other consumer	(238)	(242)
Total charge-offs	(8,685)	(2,061)

Recoveries:

Residential real estate
Owner occupied	293	200
Owner occupied - correspondent	—	—
Non owner occupied	8	6
Commercial real estate	140	90
Commercial real estate - purchased whole loans	—	—
Construction & land development	30	—
Commercial & industrial	125	56
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	135	113
Consumer:
RPG loans	956	261
Credit cards	29	47
Overdrafts	187	238
Purchased whole loans	15	1
Other consumer	223	276
Total recoveries	2,141	1,288
Net loan charge-offs	(6,544)	(773)

Provision - Core Banking	2,253	2,192
Provision - RPG	7,236	1,130
Total Provision	9,489	3,322
Allowance at end of period	$30,436	$26,959

Credit Quality Ratios:

Allowance to total loans	0.80%	0.82%
Allowance to nonperforming loans	169	116
Net loan charge-offs to average loans (annualized) - Total Company	0.25	0.03
Net loan charge-offs to average loans (annualized) - Core Bank	0.04	0.04

Noninterest Income

Total Company noninterest income increased $6.7 million, or 17%, during the first nine months of 2016 compared to the same period in 2015. The most significant components comprising the total Company’s increase in noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $2.0 million, or 12%, for the first nine months of 2016 compared to the same period in 2015.  The most significant categories affecting the change in noninterest income for the first nine months were as follows:

•

Interchange fees increased $1.3 million primarily due to an increase in debit card interchange revenue. The higher revenue for debit card transactions was primarily the result of growth in retail checking accounts and an increase in customer use of signature-based transactions, which grew 12% when comparing the first nine months of 2016 to the same period in 2015.

•

Net gains (losses) on Other Real Estate Owned (“OREO”) improved $473,000, as the Bank’s OREO required $200,000 in mark-to-market writedowns during the first nine months of 2016 compared to approximately $1.0 million in such charges during the same period in 2015.  Partially offsetting the difference related to mark-to-market charges was a decrease of $342,000 in net realized gains on the final disposition of OREO during the first nine months of 2016 when compared to the same period in 2015.

Service charges on deposit accounts increased from $9.7 million for the first nine months of 2015 to $9.8 million for the first nine months of 2016.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2016 and 2015 were $5.7 million and $5.5 million. The total daily overdraft charges, net of refunds, included in interest income remained at $1.2 million for the nine months ended September 30, 2016 and 2015.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.4 million, or 66%, during the first nine months of 2016 compared to the same period in 2015, with $1.1 million of the increase attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.

Overall, excluding the aforementioned bulk loan sale, Republic’s proceeds from the sale of secondary market loans totaled $155 million during the first nine months of 2016 compared to $129 million during the same period in 2015.   Republic’s net gains as a percentage of loans sold increased from 2.47% during the first nine months of 2015 to 2.49% during the first nine months of 2016.  Volume during the first nine months of 2016 and 2015 benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

Within the RPG segment, noninterest income increased $2.4 million during the first nine months of 2016 compared to the same period in 2015.  The increase was primarily due to a $1.8 million, or 10%, increase in net RT revenue from the first nine months of 2015, primarily driven by an increase in RT volume.

Additionally, RPG program fees increased $1.1 million to $1.9 million for the first nine months of 2016 compared to $871,000 for the same period in 2015.  The increase in RPG program fees resulted from the previously reported increase in volume from one of the RCS’ small-dollar consumer loan programs.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest in these loans.  During the first nine months of 2016, the Company sold approximately $213 million of loans from this program compared to $86 million during the first nine months of 2015.

Noninterest Expenses

Total Company noninterest expenses increased $11.5 million, or 13%, during the first nine months of 2016 compared to the same period in 2015. The most significant components comprising the increase in noninterest expense by business segment were as follows:

Traditional Banking segment

For the first nine months of 2016 compared to the same period in 2015, Traditional Banking noninterest expenses increased $10.2 million, or 14%.  The following factors drove the increase:

•

Salaries and benefits expense increased $6.5 million, primarily due to an increase of 116 FTEs from September 30, 2015 to September 30, 2016. A total of 36 of these additions was directly attributable to the Company’s Cornerstone acquisition. The remaining increase of 80 FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Data processing expenses increased $1.4 million, or 56%, with $663,000 of the increase attributable to the Company’s Cornerstone acquisition. The remainder of the increase was spread across multiple loan and deposit platforms and was due to growth in the Company’s overall customer base.

•

Occupancy expense increased $709,000, or 5%, with $325,000 of the increase attributable to the Company’s Cornerstone acquisition. The remaining increase of $384,000 primarily reflects a 5% increase in rental costs and recent renovations to the Traditional Bank’s premises and equipment in the previous 12 months, which drove a 7% increase in depreciation expense.

•	Interchange-related expense increased $522,000, or 23%, consistent with the increases in debit card and credit card transaction volume over the previous 12 months.

•

Marketing expenses increased $414,000, or 19%, partially driven by new sponsorship agreements with two professional sports teams in the Company’s market footprint and partially driven by increased promotions of RB&T branded products though the Company’s Internet banking platform.

•

Legal and professional fees decreased $523,000 during the first nine months of 2016 compared to the same period in 2015 primarily due to higher legal expenses incurred during the prior year related to the Company’s Cornerstone acquisition.

COMPARISON OF FINANCIAL CONDITION AT September 30, 2016 AND December 31, 2015

Loan Portfolio

Table 8 — Loan Portfolio Composition

(in thousands)	September 30, 2016	December 31, 2015

Residential real estate:
Owner occupied	$1,028,471	$1,081,934
Owner occupied - correspondent*	159,955	249,344
Non owner occupied	149,610	116,294
Commercial real estate	999,852	824,887
Commercial real estate - purchased whole loans*	36,085	35,674
Construction & land development	94,289	66,500
Commercial & industrial	250,094	229,721
Lease financing receivables	12,186	8,905
Warehouse lines of credit	661,186	386,729
Home equity	335,116	289,194
Consumer:
RPG loans*	16,453	7,204
Credit cards	12,581	11,068
Overdrafts	795	685
Purchased whole loans*	6,895	5,892
Other consumer	59,463	12,579
Total loans**	3,823,031	3,326,610
Allowance for loan and lease losses	(30,436)	(27,491)

Total loans, net	$3,792,595	$3,299,119

*  Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $496 million, or 15%, during 2016 to $3.8 billion at September 30, 2016, primarily driven by $274 million in growth in outstanding Warehouse lines of credit and $190 million in loans from the Company’s Cornerstone acquisition.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part I Item 1 “Financial Statements.”

Warehouse Lines of Credit

As of September 30, 2016, the Bank had $661 million outstanding on total committed Warehouse credit lines of $915 million.  As of December 31, 2015, the Bank had $387 million outstanding on total committed Warehouse credit lines of $728 million.  The $187 million increase in committed lines generally reflects growth in the number of Warehouse clients combined with a 25% increase in the average line amount. The $274 million increase in outstanding balances reflects the impact of the growth in committed lines combined with a favorable mortgage rate environment that drove higher usage rates on outstanding Warehouse lines as of September 30, 2016.

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

Correspondent Loans

In July 2016, the Bank sold $71 million of mortgage loans previously originated through its Correspondent Lending channel in order to enhance its overall liquidity position and recorded a $1.1 million gain on this sale.

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

The Bank’s Allowance increased $3 million, or 11%, during the first nine months of 2016 to $30 million at September 30, 2016, primarily driven by reserves for growth in RCS small-dollar credit products and general growth in Core Bank portfolios.

As a percent of total loans, the Allowance decreased to 0.80% at September 30, 2016 compared to 0.83% at December 31, 2015. The following factors drove the decrease in ratio of Allowance to total loans:

•

The $190 million of loan growth as a result of the Company’s Cornerstone acquisition required no loss reserves at September 30, 2016, as such loans were acquired and recorded at their fair value, with estimated losses accounted for in that fair value.

•

Loan growth during the first nine months of 2016 was substantially driven by an increase in outstanding Warehouse lines of credit. Warehouse lines receive a relatively low loss estimate of 0.25%, as this product has experienced no losses in its five-year history.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $4 million during the first nine months of 2016, primarily due to the payoffs and paydowns of Substandard loans during the period.

Table 9 — Classified and Special Mention Loans

(in thousands)	September 30, 2016	December 31, 2015

Loss	$—	$—
Doubtful	—	—
Substandard	23,792	27,833
Purchased Credit Impaired - Substandard	—	—
Total Classified Loans	23,792	27,833

Special Mention	30,084	31,312
Purchased Credit Impaired - Group 1	13,899	12,543
Total Special Mention Loans	43,983	43,855

Total Classified and Special Mention Loans	$67,775	$71,688

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $11 million and $12 million at September 30, 2016 and December 31, 2015.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.47% at September 30, 2016 from 0.66% at December 31, 2015, as the total balance of nonperforming loans decreased by $4 million, or 18%, while total loans increased $496 million, or 15% during the first nine months of 2016.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	September 30, 2016	December 31, 2015

Loans on nonaccrual status*	$17,769	$21,712
Loans past due 90-days-or-more and still on accrual**	223	224
Total nonperforming loans	17,992	21,936
Other real estate owned	2,435	1,220
Total nonperforming assets	$20,427	$23,156

Credit Quality Ratios:
Nonperforming loans to total loans	0.47%	0.66%
Nonperforming assets to total loans (including OREO)	0.53	0.70
Nonperforming assets to total assets	0.42	0.55

*Loans on nonaccrual status include impaired loans. See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

Approximately $14 million, or 81%, of the Bank’s total nonperforming loans at September 30, 2016 was concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s nonperforming residential real estate concentration was $16 million, or 73%, as of December 31, 2015.

Approximately $3 million, or 19%, of the Bank’s total nonperforming loans was concentrated in the CRE and construction and land development portfolios as of September 30, 2016, compared to $6 million, or 26%, at December 31, 2015. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

Table 11 — Nonperforming Loan Composition

	September 30, 2016		December 31, 2015
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$11,981	1.16%	$13,197	1.22%
Owner occupied - correspondent	—	—	—	—
Non owner occupied	837	0.56	935	0.80
Commercial real estate	3,305	0.33	4,165	0.50
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	80	0.08	1,589	2.39
Commercial & industrial	176	0.07	194	0.08
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,365	0.41	1,793	0.62
Consumer:
RPG loans	82	0.50	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Purchased whole loans	107	1.55	—	—
Other consumer	59	0.10	63	0.50

Total nonperforming loans	$17,992	0.47	$21,936	0.66

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2016		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Residential real estate:
Owner occupied	121	$5,519	29	$5,310	2	$1,152	152	$11,981
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	5	43	—	—	1	794	6	837
Commercial real estate	2	65	5	1,222	2	2,018	9	3,305
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	1	80	—	—	—	—	1	80
Commercial & industrial	—	—	1	176	—	—	1	176
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	26	582	5	783	—	—	31	1,365
Consumer:
RPG loans	1,250	82	—	—	—	—	1,250	82
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	13	107	—	—	—	—	13	107
Other consumer	21	59	—	—	—	—	21	59

Total	1,439	$6,537	40	$7,491	5	$3,964	1,484	$17,992

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2015		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Residential real estate:
Owner occupied	125	$6,313	34	$6,287	1	$597	160	$13,197
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Non owner occupied	5	87	—	—	1	848	6	935
Commercial real estate	2	69	8	1,972	3	2,124	13	4,165
Commercial real estate - purchased whole loans	—	—	—	—			—	—
Construction & land development	1	89	—	—	1	1,500	2	1,589
Commercial & industrial	—	—	1	194	—	—	1	194
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	530	6	1,263	—	—	31	1,793
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Purchased whole loans	—	—	—	—	—	—	—	—
Other consumer	19	63	—	—	—	—	19	63

Total	177	$7,151	49	$9,716	6	$5,069	232	$21,936

Approximately $7 million in nonperforming loans at December 31, 2015, were removed from the nonperforming loan classification during the first nine months of 2016. Approximately $209,000, or 3%, of these loans were removed from the nonperforming category because they were charged-off. Approximately $3 million, or 39%, in loan balances were transferred to OREO, with $4 million, or 58%, refinanced at other financial institutions.

Based on the Bank’s review of its loan portfolio at September 30, 2016, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Table 13 — Rollforward of Nonperforming Loan Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Nonperforming loans at beginning of period	$19,956	$24,624	$21,936	$23,659
Loans added to nonperforming status	1,946	1,648	4,293	8,089
Loans removed from nonperforming status (see table below)	(3,446)	(2,628)	(7,153)	(7,652)
Principal paydowns	(464)	(458)	(1,084)	(910)

Nonperforming loans at end of period	$17,992	$23,186	$17,992	$23,186

Table 14 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Loans charged-off	$(144)	$(14)	$(209)	$(176)
Loans transferred to OREO	(2,041)	(411)	(2,786)	(1,950)
Loans refinanced at other institutions	(1,261)	(1,618)	(4,158)	(3,781)
Loans returned to accrual status	—	(585)	—	(1,745)

Total nonperforming loans removed from nonperforming status	$(3,446)	$(2,628)	$(7,153)	$(7,652)

Delinquent Loans

Delinquent loans to total loans decreased to 0.23% at September 30, 2016, from 0.35% at December 31, 2015, as the total balance of delinquent loans decreased by $3 million, or 26%, while total loans increased $496 million, or 15%. With the exception of PCI loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2016 and December 31, 2015 were on nonaccrual status.

The composition of the Bank’s delinquent loans follows:

Table 15 — Delinquent Loan Composition(1)

	September 30, 2016		December 31, 2015
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$5,045	0.49%	$6,882	0.64%
Owner occupied - correspondent	—	—	—	—
Non owner occupied	296	0.20	53	0.05
Commercial real estate	436	0.04	1,111	0.13
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	41	0.04	1,500	2.26
Commercial & industrial	—	—	299	0.13
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,695	0.51	1,393	0.48
Consumer:		—
RPG loans	664	4.04	246	3.41
Credit cards	28	0.22	12	0.11
Overdrafts	185	23.27	133	19.42
Purchased whole loans	284	4.12	47	0.80
Other consumer	40	0.07	55	0.44

Total delinquent loans	$8,714	0.23	$11,731	0.35

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

As detailed in the preceding table, past due loans concentrated within the residential real estate category decreased $1 million, or 16%, from December 31, 2015 to September 30, 2016, while construction & land development, CRE and C&I delinquencies decreased $2 million, or 84%, for the same period.

Approximately $9 million in delinquent loans at December 31, 2015, were removed from delinquent status as of September 30, 2016.  Approximately $69,000, or 1%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $3 million, or 28%, in loan balances were transferred to OREO with $3 million, or 37%, refinanced at other financial institutions.  The remaining $3 million, or 34%, in delinquent loans were paid current in 2016.

Table 16 — Rollforward of Delinquent Loan Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Delinquent loans at beginning of period	$10,607	$11,355	$11,731	$15,851
Loans that became delinquent during the period	3,361	4,690	5,749	5,823
Delinquent loans removed from delinquent status (see table below)	(5,440)	(3,835)	(9,302)	(9,575)
Change in principal balance of loans delinquent in both periods*	186	(214)	536	(103)

Delinquent loans at end of period	$8,714	$11,996	$8,714	$11,996

*Includes relatively-small consumer portfolios, e.g., credit cards.

Table 17 — Detail of Delinquent Loans Removed From Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Loans charged-off	$(24)	$(176)	$(69)	$(232)
Loans transferred to OREO	(1,360)	(558)	(2,605)	(1,946)
Loans refinanced at other institutions	(2,724)	(1,185)	(3,476)	(3,347)
Loans paid current	(1,332)	(1,916)	(3,152)	(4,050)

Total delinquent loans removed from delinquent status	$(5,440)	$(3,835)	$(9,302)	$(9,575)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $55 million at September 30, 2016 compared to $66 million at December 31, 2015, a decrease of $11 million during the first nine months of 2016.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of September 30, 2016, the Bank had $42 million in TDRs, of which $11 million were also on nonaccrual status. As of December 31, 2015, the Bank had $50 million in TDRs, of which $12 million were also on nonaccrual status.

The composition of the Bank’s impaired loans follows:

Table 18 — Impaired Loan Composition

(in thousands)	September 30, 2016	December 31, 2015

Troubled debt restructurings	$42,432	$49,580
Impaired loans (which are not TDRs)	12,649	16,543

Total impaired loans	$55,081	$66,123

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 19 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
September 30, 2016		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	</= $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	6	$1,989	3	$241	—	$—	9	$2,230
Construction & land development	1	205	—	—	—	—	1	205

Total	7	$2,194	3	$241	—	$—	10	$2,435

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2015		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	</= $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$193	2	$285	—	$—	5	$478
Commercial real estate	1	54	1	388	—	—	2	442
Construction & land development	—	—	1	300	—	—	1	300

Total	4	$247	4	$973	—	$—	8	$1,220

Table 20 — Rollforward of Other Real Estate Owned Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

OREO at beginning of period	$1,503	$2,920	$1,220	$11,243
Transfer from loans to OREO	2,001	791	3,939	2,713
Proceeds from sale*	(933)	(871)	(2,916)	(10,842)
Net gain on sale	64	304	392	734
Writedowns	(200)	(312)	(200)	(1,016)

OREO at end of period	$2,435	$2,832	$2,435	$2,832

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $61 million and $53 million of BOLI on its consolidated balance sheet at September 30, 2016 and December 31, 2015.  The Bank obtained $7 million in BOLI in its May 17, 2016 Cornerstone acquisition.

Deposits

Table 21 — Deposit Composition

(in thousands)	September 30, 2016	December 31, 2015

Demand	$868,081	$783,054
Money market accounts	544,225	501,059
Brokered money market accounts	357,776	200,126
Savings	159,946	117,408
Individual retirement accounts*	42,342	36,016
Time deposits, $250 and over*	45,311	42,775
Other certificates of deposit*	140,700	127,878
Brokered certificates of deposit*	29,910	44,298

Total interest-bearing deposits	2,188,291	1,852,614
Total noninterest-bearing deposits	947,602	634,863

Total deposits	$3,135,893	$2,487,477

* Represents a time deposit.

Total Company deposits increased $648 million, or 26%, from December 31, 2015 to $3.1 billion at September 30, 2016. Total Company interest-bearing deposits increased $336 million, or 18%, while total Company noninterest bearing deposits increased $313 million, or 49%.

The Company assumed $205 million in deposits through its May 17, 2016 Cornerstone acquisition, including approximately $152 million in interest-bearing deposits and $53 million in noninterest-bearing deposits.  Outside of the Company’s Cornerstone acquisition and a $158 million increase in brokered money market deposits, increases in balances for several large corporate clients drove the Company’s overall increase in deposits for the first nine months of 2016.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities Sold under Agreements to Repurchase (“SSUARs”) are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs decreased approximately $243 million, or 61%, during the first nine months of 2016, with two large corporate clients accounting for $176 million, or 72%, of the decrease.  The first client transferred approximately $113 million in funds to a competing financial institution as a result of proposed changes by the Bank to the client’s account structure. The second client reflected a decrease of $63 million during the period due to normal seasonal cash flow needs. The substantial majority of SSUARs are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances increased $163 million, or 23%, from December 31, 2015 to $863 million at September 30, 2016. The Bank held $430 million in overnight advances at a rate of 0.40% as of September 30, 2016, compared to $150 million in overnight advances at a rate of 0.35% held at December 31, 2015.

The Bank obtained no additional long-term fixed rate advances during the first nine months of 2016, while $117 million of advances were repaid during the period. Of the repaid advances, $67 million of advances at a rate of 1.88% were paid off at maturity, while $50 million at a rate of 4.39% were terminated early with a prepayment penalty of $846,000. The Bank expects to recover the amount of this penalty through a reduction in interest expense over what would have been the remaining original term of these advances.

The Company’s usage of overnight FHLB advances increased during the first nine months of 2016 primarily due to significant growth in outstanding warehouse lines credit.  Management anticipates its usage of FHLB overnight advances will continue to strongly correlate with fluctuations in outstanding warehouse lines for the remainder of 2016.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 139% at September 30, 2016 and 148% at December 31, 2015. At September 30, 2016 and December 31, 2015, the Company had cash and cash equivalents on-hand of $302 million and $210 million. In addition, the Bank had available borrowing capacity of $312 million and $567 million from the FHLB at September 30, 2016 and December 31, 2015. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $323 million and $69 million as of September 30, 2016 and December 31, 2015 and unsecured lines of credit totaling $170 million available through various other financial institutions as of September 30, 2016 and December 31, 2015.  During October 2016, the Company’s unsecured borrowing lines were reduced to $150 million, as a $20 million unsecured borrowing line was terminated.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2016 and December 31, 2015, these pledged investment securities had a fair value of $206 million and $490 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2016, the Bank had approximately $552 million in deposits from 65 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $405 million, or 13%, of the Company’s total deposit balances at September 30, 2016. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its on-going success of growing loans during the previous 12 months and its overall use of non-core funding sources, the Bank has approached, and in some cases fallen short of, its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  In addition, the Bank’s Board of Directors adopted an internal liquidity policy in January 2016 with an additional liquidity ratio requirement related to unencumbered liquid assets to total assets.  As of September 30, 2016, the Bank was in compliance with all Board-approved liquidity policies.

Capital

Total stockholders’ equity increased from $577 million at December 31, 2015 to $601 million at September 30, 2016. The increase in stockholders’ equity was primarily attributable to net income earned during 2016 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2016, RB&T could, without prior approval, declare dividends of approximately $54 million.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Common Equity Tier I Risk Based, Tier I Risk Based and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.40% at September 30, 2016 compared to 14.33% at December 31, 2015. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on October 1, 2016, and is currently carrying the note at a cost of LIBOR plus 1.42%.

As a result of its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary. In 2006, CCT1 issued $4 million of adjustable-rate TPS due December 15, 2036. As permitted under the terms of CCT1’s governing documents, the Company redeemed these securities at the par amount of approximately $4 million, without penalty, on September 15, 2016.

Table 22 — Capital Ratios

	As of September 30, 2016		As of December 31, 2015
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets
Republic Bancorp, Inc.	$647,144	16.55%	$631,820	20.58%
Republic Bank & Trust Company	545,968	13.98	494,575	16.12

Common equity tier 1 capital to risk weighted
Republic Bancorp, Inc.	$578,277	14.79%	$564,329	18.39%
Republic Bank & Trust Company	515,532	13.20	467,084	15.23

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	$616,708	15.77%	$604,329	19.69%
Republic Bank & Trust Company	515,532	13.20	467,084	15.23

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$616,708	13.67%	$604,329	14.82%
Republic Bank & Trust Company	515,532	11.45	467,084	11.46

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

As of September 30, 2016, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of September 30, 2016 was not considered meaningful and is not presented by the Bank because decreases in the Fed Funds Target Rate were considered unlikely as of September 30, 2016. The Federal Open Market Committee raised the FFTR for the first time in nine years during December 2015 from between 0.00% and 0.25% to 0.25% and 0.50%, with further guidance suggesting that increases to the FFTR were more likely than not during 2016.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2016 and ending September 30, 2017 based on instantaneous movements in interest rates equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees and the impact of the RPG business segment.

Table 23 — Bank Interest Rate Sensitivity as of September 30, 2016

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	3.57%	3.61%	3.35%	2.10%
Board policy limit on % change from base	(4.00)	(8.00)	(12.00)	(16.00)

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

Item 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider the risk factors discussed below and in our 2015 Form 10-K, which could materially affect our business, financial condition or future results.

REPUBLIC PROCESSING GROUP (“RPG”) SEGMENT

Republic Bancorp, Inc.’s (“Republic” or the “Company”) lines of business and products not typically associated with Traditional Banking expose earnings to additional risks and uncertainties. The RPG segment is comprised of three distinct divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”).

Management plans to offer the Easy Advance product in 2017 with different minimum and maximum amounts than its 2016 offering.  This change, along with additional due diligence measures implemented by the federal and state governments, which will delay the timing of individual tax refund payments or possibly deny those individual payments outright, could present an increased credit risk to the Company. TRS offered its EA tax credit product for the first time during the first quarter of 2016, with repayment of the EA to the Bank deducted from the taxpayer’s tax refund proceeds. For the first quarter 2016 tax season through September 30, 2016, the Company recorded $5.2 million in interest income from EAs and experienced net EA charge-offs of $3.1 million. In contrast to the singular $750 EA amount offered during 2016, management is planning to lower the minimum EA to amounts below $750 and increase the maximum EA to amounts greater than $750 during 2017.

Additionally, to protect against fraudulent tax returns, the federal government and many state governments have enacted laws and procedures that provide for additional due diligence by the applicable governmental authority prior to issuing an income tax refund.  This additional due diligence will drive a longer period of time between the filing of a tax return and the receipt of the corresponding refund. The federal government, specifically as a result of the PATH Act, has announced that taxpayers filing tax returns with certain characteristics will not receive their corresponding refunds before February 15, 2017.  These funding delays will negatively impact the Company’s ability to make mid-season modifications to its EA underwriting model based on then-current year IRS funding patterns, because the substantial majority of all EAs will be issued prior to February 15, 2017. In addition, these enhanced  due diligence measures implemented by the federal and state governments could prevent the taxpayer’s  refund from being issued altogether. These governmental changes by themselves, or in combination with management’s changes to the  EA offering amounts, could have a material negative impact on the performance of the EA product and therefore on the Company’s financial statements if the loss rate on the EA product increases materially.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2016 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	—	$—	—	252,400

The Company repurchased none of its shares during the third quarter of 2016. Additionally, there were no shares exchanged for stock option exercises during this period. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2016, the Company had 252,400 shares that could be repurchased under its current share repurchase programs.

During the third quarter of 2016, there were 10 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed October 13, 2016 (Commission File Number: 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016, (iv) Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2016 and 2015 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 9, 2016	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

November 9, 2016	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer