Form 10-K
period 2016-12-31
REPUBLIC BANCORP INC /KY/
filed 2017-03-10
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $270,193,563 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 10, 2017 was 18,608,917 and 2,245,008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

•Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2017 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a financial holding company headquartered in Louisville, Kentucky. Republic is the parent company of Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution that provides both traditional and non-traditional banking products through four distinct operating segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States.  The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as 10 other third-party insurance captives for which insurance may not be available or economically feasible.

Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.

As of December 31, 2016, Republic had 44 full-service banking centers with locations as follows:

Kentucky — 32

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

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2016, Republic had total assets of $4.8 billion, total deposits of $3.2 billion and total stockholders’ equity of $604 million. Based on total assets as of December 31, 2016, Republic ranked as the largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

Website Access to Reports

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge through its website, www.republicbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference, unless that information is otherwise specifically referenced elsewhere in this report.

General Business Overview

As of December 31, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Net income, total assets and net interest margin by business segment for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Year Ended December 31, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$24,959	$8,110	$1,790	$34,859	$11,044	$45,903
Total assets	4,169,557	584,916	17,453	4,771,926	44,383	4,816,309
Net interest margin	3.26%	3.59%	NM	3.30%	NM	3.65%

	Year Ended December 31, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$23,919	$5,964	$(26)	$29,857	$5,309	$35,166
Total assets	3,809,526	386,414	9,348	4,205,288	25,001	4,230,289
Net interest margin	3.20%	3.58%	NM	3.24%	NM	3.27%

	Year Ended December 31, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income (loss)	$21,315	$3,402	$(385)	$24,332	$4,455	$28,787
Total assets	3,404,323	319,153	11,593	3,735,069	11,944	3,747,013
Net interest margin	3.32%	3.77%	NM	3.35%	NM	3.33%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 24 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking segment

Acquisition of Cornerstone Bancorp, Inc.

On May 17, 2016, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), and its wholly-owned bank subsidiary Cornerstone Community Bank (“CCB”), for approximately $32 million in cash. The primary reason for the acquisition of Cornerstone was to expand the Company’s footprint in the Tampa, Florida metropolitan statistical area.

For additional information concerning the Company’s acquisition of Cornerstone Bancorp, Inc., see Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

MemoryBank

In October 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform.  MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy customers that prefer to carry larger balances in highly-liquid bank accounts.

Additional MemoryBank features include the following:

•

Higher Returns: MemoryBank’s initial product, the EarnMore account, offers a 1.0% Annual Percentage Yield plus an additional 0.50% bonus on all deposits for the first year to qualifying customers, with no minimum balance to begin earning.

•

FDIC Insurance: As a division of RB&T, MemoryBank provides its account holders the peace of mind that comes with their accounts being Federal Deposit Insurance Corporation (“FDIC”) insured up to the applicable limit.

•

Universal Access: MemoryBank clients have access to over 75,000 surcharge-free automated teller machines (“ATMs”) in the United States. In addition, MemoryBank customers also have access to over 10,000 international surcharge-free ATMs.

•	Password-free login: Eyeprint and fingerprint identification offer secure smart device login without the hassle of a password.

•	Mobile deposits: MemoryBank customers can take a picture of a check with a mobile device to direct deposit into their MemoryBank account.

With the launch of MemoryBank in October 2016, the Traditional Banking segment began marketing the EarnMore deposit account to customers outside of its traditional market footprint under its MemoryBank brand.  As of December 31, 2016 and through the date of this filing, generally all Traditional Banking products and services, except for the EarnMore deposit account, were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consists of the following:

Retail Mortgage Lending —  Through its retail banking centers, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, residential real estate loans.  In addition, the Bank originates home equity amortizing loans (“HEALs”) and home equity lines of credit (“HELOCs”) through its retail banking centers. Such loans are generally collateralized by owner occupied property.  During 2016, the Bank continued to market its HELOCs utilizing a promotional rate product.  Under the terms of the promotional product during 2016, clients received a fixed interest rate for the first 12 months with no upfront closing costs.  When the promotional rate expires after 12 months, rates are adjusted to an index based on the New York Prime Rate (“Prime”).

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

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate may be originated with a loan-to-value (“LTV”) up to 90% and a combined LTV up to 100%.  The Bank also offers a 100% LTV product for home purchase transactions within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans.  Except for the HEAL product under $150,000, the Bank requires mortgagee’s title insurance on single family, first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and, when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

Single family, first lien residential ARMs originated prior to January 10, 2014 generally contain an early termination penalty (“ETP”). Effective January 10, 2014, with the implementation of the Ability to Repay (“ATR”) Rule, the Bank eliminated ETPs for subsequently originated ARMs.

Single family, first lien residential real estate loans with fixed rate periods of 15, 20 and 30 years are primarily sold into the secondary market. Mortgage Servicing Rights (“MSRs”) attached to the sold portfolio are either sold along with the loan or retained.  All loans sold into the secondary market, along with their corresponding MSRs, are included as a component of the Company’s Mortgage Banking segment, as discussed elsewhere in this filing.  The Bank, as it has in the past, may retain such longer-term fixed rate loans from time to time in the future to help combat market compression.  Any such loans retained on balance sheet would be reported as a component of the Traditional Banking segment.

The Bank does, on occasion, purchase single family, first lien residential real estate loans in low-to-moderate income areas in order to meet its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to the review of these purchased loan portfolios and generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers regarding the quality and characteristics of the loans.

Commercial Lending — The Bank conducts commercial lending activities primarily through its Commercial and Corporate Banking (the “CCB Department”) and its Business Banking department.

The CCB Department is composed of the following divisions: Corporate Banking; Commercial Finance; Municipal Lending; and Republic Realty. All credit approvals and processing for the CCB Department are prepared and underwritten through the Bank’s existing Credit Administration Department (“CAD”).  Clients are generally located within the Bank’s market footprint, including adjacent areas that are within approximately two-hour drive of a specific market.

The Corporate Banking division focuses on locally-based companies, typically with revenues of $15 million to $150 million.  Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; generational transfers from existing owners to children, existing management, or employees (Employee Stock Ownership Plans); and refinancing of existing debt at other banks.  Corporate Banking’s primary product focus is Commercial & Industrial (“C&I”) lending, and to a lesser degree, Commercial Real Estate (“CRE”) opportunities.  The targeted C&I credit size for client relationships is $2.5 million to $25 million, with limited exceptions for corporate borrowers of the highest credit quality.  On an exception basis, for large locally-based  or publicly-traded institutions, the Bank may consider participations in larger credit facilities.

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

The Commercial Finance division targets financing for equipment, typically ranging from $100,000 to $500,000 per unit financed with five to seven year terms. Credit exposures to individual relationships are expected to be $500,000 to $5 million.   Both leasing and lending are used to accommodate financing needs, with EBITDA, company financial history, and collateral values/useful life primary underwriting considerations.

The Municipal Lending division responds to financing requests from cities and counties, largely in the state of Kentucky and in southern Indiana. The Bank issues general obligation and/or appropriation leases/loans to cities and counties. General obligation leases/loans range between $100,000 to $5 million, with credits above $5 million requiring approval from the Bank’s Executive Loan Committee.  Appropriation leases generally do not exceed $1 million individually.

The Republic Realty division, initiated by the Bank in 2015, focuses on stabilized CRE loans with low leverage and strong cash flows.  Generally all borrowers are single-asset entities and loan sizes typically range from $3 million to $25 million.  Primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. The majority of interest rates offered are based on the 30-day London Interbank Offered Rate (“LIBOR”).  Fixed rate terms of up to 10 years are facilitated to borrowers by utilizing interest rate swaps.  In some cases, limited or non-recourse (of owners) loans will be issued, with such cases based upon the capital position, cash flows, and stabilization of the borrowing entity.

The Bank’s CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial use property.

The Business Banking department focusses on locally based small-to-medium sized businesses in the Bank’s market footprint with revenues of $1 million to $20 million. The needs of Business Banking clients range from expansion or acquisition, equipment financing, owner-occupied real estate financing, and operating lines of credit.  Business Banking utilizes all appropriate programs of the Small Business Administration (“SBA”) to reduce credit risk exposure.  Additionally, Business Banking includes making loans to real estate investors for various types of investment properties, including rental homes and apartments, shopping centers, and office buildings.  Business Banking also makes loans to various not-for-profit agencies located within the Bank’s market footprint.  The targeted credit size for a relationship in this segment is between $500,000 and $5 million.

Construction and Land Development Lending — The Bank originates business loans for the construction of both single family residential properties and commercial properties (apartment complexes, shopping centers, office buildings).  On a much smaller scale, the Bank may originate loans for the acquisition and  development of residential or commercial land into buildable lots.

Single family residential construction loans are made in the Bank’s market area to established homebuilders with solid financial records. The majority of these loans are made for “contract” homes, which the builder has already pre-sold to a homebuyer.  The duration of these loans is generally less than 12 months and repaid at the end of the construction period from the sale of the constructed property.  Some loans are made on “speculative” homes, which the builder does not have pre-sold to a homebuyer, but expects to execute a contract to sell during the construction period.   These speculative homes are considered necessary to have in inventory for homebuilders, as not all homebuyers want to wait during the construction period to purchase and move into a newly-built home.  Generally, the Bank will require a larger amount of equity from the builder when financing a speculative home compared to a contract home due to the increased risk of failing to sell the underlying property in a reasonable period of time.

Commercial construction loans are made in the Bank’s market to established commercial builders with solid financial records.  Typically these loans are made for investment properties and have tenants pre-committed for some or all of the space.  Some projects may begin as speculative, with the builder contracting to lease or sell the property during the construction period.  Generally, commercial construction loans are made for the duration of the construction period and slightly beyond and will either convert to permanent financing with the Bank or with another lender at or before maturity.

Construction-to-permanent loans are another type of construction-related financing offered by the Bank.  These loans are made to borrowers who are going to build a property and retain it for ownership after construction completion.  The construction phase is handled just like all other construction loans, and the permanent phase offers similar terms to a permanent CRE loan, while allowing the borrower a one-time closing process at loan origination.  These loans are offered on both owner occupied and nonowner occupied CRE properties.

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

Consumer Lending — Traditional consumer loans made by the Bank include home improvement and home equity loans, other secured and unsecured personal loans, and credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family, first lien residential real estate loans, other traditional consumer loan products, while available, are not and have not been actively promoted in the Bank’s markets.

The Bank has, from time to time, acquired unsecured consumer installment loans for investment from a third-party originator. Such consumer loans were purchased at par and were selected by the Bank based on certain underwriting characteristics.

Indirect Lending – In the fourth quarter of 2015, the Bank began to grow its presence in the consumer automobile loan market. The program involves establishing relationships with automobile dealers in the Bank’s market footprint and obtaining consumer automobile loans in a low-cost delivery method. As a result of its success in Indirect Auto Lending, the Bank entered Dealer Floor Plan lending during the fourth quarter of 2016.

See additional discussion regarding Lending Activities under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 5 “Loans and Allowance for Loan and Lease Losses.”

The Bank’s other Traditional Banking activities generally consist of the following:

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

Internet Banking — The Bank expands its market penetration and service delivery of its RB&T brand by offering clients Internet Banking services and products through its website, www.republicbank.com.  The Bank promotes the EarnMore account solely through its MemoryBank brand.

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

See additional discussion regarding the Traditional Banking segment under Footnote 24 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(II)  Warehouse Lending segment

The Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit.  These credit facilities are primarily secured by single family, first lien residential real estate loans.  The credit facility enables the mortgage banking clients to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank or purchased by the Bank through its Correspondent Lending channel. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans.  Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

See additional discussion regarding the Warehouse Lending segment under Footnote 24 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

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

With the assistance of an independent third party, the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs using groupings of the underlying loans based on predominant risk characteristics. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speeds on the underlying loans would be anticipated to decline.

See additional discussion regarding the Mortgage Banking segment under Footnote 24 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(IV) Republic Processing Group segment

Tax Refund Solutions division:

Through its TRS division, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the governmental paying authority.

“Easy Advance” Product

Since RB&T’s discontinuance of Refund Anticipation Loans (“RALs”) in April 2012, the tax industry, as a whole, has continued to make credit alternatives available to its customer base each year, including the availability of RALs in various states through finance companies.  One credit alternative to a RAL the industry has developed is a product that allows a taxpayer to receive an advance of a portion of their refund, with the taxpayer’s Tax Provider paying all fees for the advance to the lender that offers this product.

TRS first offered its Easy Advance (“EA”) tax credit product during the first two months of 2016 with the following features:

•	An advance amount of $750 per taxpayer customer;
•	No EA fee charged to the taxpayer customer;
•	All fees for the product were paid by the Tax Providers with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;
•	No requirement that the taxpayer customer pay for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check or Walmart Direct2Cash® product, based on the taxpayer customer’s election;
•	Repayment of the EA to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs during 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable taxing authority. Provisions for loan losses on EAs were estimated when advances were made, with all loss provisions made in the first quarter of 2016. Unpaid EAs were charged-off within 81 days after the taxpayer customer’s tax return was submitted to the applicable taxing authority, with the majority of charge-offs recorded during the second quarter of 2016.

For the first quarter 2017 tax season the Company modified the EA product offering to have more than one advance amount and a different price structure to the Tax Providers based on the amount borrowed by the taxpayer.  All other features of the product remained substantially the same as those from the first quarter 2016 tax season.

Related to the overall credit losses on EAs, the Bank’s ability to control those losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based on the prior-year’s tax refund funding patterns with on-going changes made in-season, if possible, to adjust for any new current-year tax refund funding patterns recognized by the Bank.  Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

See additional discussion regarding the EA product under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 5 “Loans and Allowance for Loan and Lease Losses”

Republic Credit Solutions division:

Through its RCS division, the Bank offers short-term consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer’s ability to repay.

RCS originates, primarily for sale, both a short-term, line-of-credit product and a credit card product. The Bank sells 90% of the balances maintained through these two products within two days of loan origination and retains a 10% interest. The Company carries such loans at the lower of cost or fair value. The short-term, line-of-credit product represented the substantial majority of RCS activity during the years ended December 31, 2016 and 2015, as RCS expanded in June 2015 beyond its pilot phase. In December 2015, RCS began piloting its credit card product. Any gains or losses on sale of such products are reported as a component of “Program fees.”

During the first quarter of 2016, RCS initiated a short-term installment loan product, in which the Company sells 100% of the receivables approximately 21 days after origination.  The Company carries these loans at fair value, with the held-for-sale loan portfolio marked to market on a monthly basis, and any changes in their fair value reported as a component of Program fees.

During the first quarter of 2016, RCS initiated a healthcare receivables product. RCS works with healthcare providers to finance the healthcare services for their patients. RCS retains 100% of these loans, which totaled $12 million at December 31, 2016.

The operating results of the RCS division were immaterial to the Company’s overall results of operations for the years ended December 31, 2016, 2015 and 2014 and were reported as part of the RPG business-operating segment. The RCS division will not be reported as a separate business-operating segment until such time, if any, that it meets reporting thresholds.

Republic Payment Solutions division:

Through its RPS division, the Bank is an issuing bank offering general-purpose reloadable prepaid cards through third-party program managers. This program’s objectives include:

•	generate a low-cost deposit source;
•	generate float revenue from the previously mentioned low cost deposit source;
•	serve as a source of fee income; and
•	generate interchange revenue.

The Company divides prepaid cards into two general categories:

Reloadable: These types of cards are considered general-purpose reloadable (“GPR”) cards. These cards may take the form of payroll cards issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an online application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund, or through banks and cash-reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable: These are generally one-time use cards that are only active until the funds initially loaded to the card are expended. These types of cards are considered gift or incentive cards. These cards may be open loop or closed loop, as described below. Normally these types of cards are used for the purchase of goods or services at retail locations and cannot be used to receive cash.

Prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATMs or purchase goods or services by use of personal identification numbers (“PINs”) or signature at retail locations. These cards can be used virtually anywhere that Visa® or MasterCard® is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants.

The prepaid card market is one of the fastest growing segments of the payments industry throughout the United States. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

The RPS division works with various third parties to distribute prepaid cards to consumers throughout the United States. The Company will also likely work with these third parties to develop additional financial services for consumers to increase the functionality of the program and prepaid card usage.

For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business-operating segment. The RPS division will not be reported as a separate business-operating segment until such time, if any, that it meets reporting thresholds.

See additional discussion regarding RPG under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 24 “Segment Information”

Employees

As of December 31, 2016, Republic had 938 full-time-equivalent employees (“FTE”s). Altogether, Republic had 922 full-time and 32 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market footprint in originating loans, attracting deposits, and selling other banking related financial services. Through its Correspondent Lending channel, the Bank also competes to acquire newly originated mortgage loans from select mortgage companies on a national basis. Through its national branchless banking platform, MemoryBank, the Bank competes for digital and mobile clients in select pilot markets under the MemoryBank brand. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies, fintech companies, and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee and Ohio. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

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

Republic Processing Group

Tax Refund Solutions division

The TRS division encounters direct competition for RT and EA market share from a limited number of banks in the industry.  The Bank competes in the marketplace on the basis of various revenue-share and pricing incentives, as well as product features and overall service levels.

Republic Credit Solutions division

The small-dollar consumer loan industry is highly competitive.  Competitors for the Company’s small-dollar loan programs include, but are not limited to, billers who accept late payments for a fee, overdraft privilege programs of other banks and credit unions, as well as payday lenders and fintech companies.

New entrants to the small dollar consumer loan market must successfully implement underwriting and fraud prevention processes, overcome consumer brand loyalty and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states across the United States.

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

The Company is a financial holding company, a legal entity separate and distinct from the Bank that is subject to direct supervision by The FRB. The Company’s principal source of funds is the payment of cash dividends from the Bank. The Company files regular routine reports with the FRB in addition to the Bank’s filings with the FDIC concerning business activities and financial condition. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness, and compliance with various requirements.

The Bank is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions (“KDFI”). The Bank also operates physical locations in Florida, Indiana, Ohio, and Tennessee; purchases mortgage loans on a national basis through its Correspondent Lending channel; and accepts deposits on a national basis through its MemoryBank digital brand.  All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC.

The Bank is subject to restrictions, requirements, potential enforcement actions and examinations by the FDIC and KDFI. The FRB regulates the Company with monetary policies and operational rules that directly impact the Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Bank’s lending, deposit and other activities. The Bank and the Company are also subject to regulations issued by the Consumer Financial Protection Bureau’s (“CFPB”), an independent bureau of the FRB created by the Dodd-Frank Act. An adverse ruling against the Company or the Bank under these laws could have a material adverse effect on results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)

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

•

Permanently increasing the maximum deposit insurance amount for financial institutions from $100,000 to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also required the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020, for which the FDIC issued final rules in March 2016, and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Incentive Compensation — In 2016, six federal agencies, including the FDIC, the FRB and the SEC, issued a new Notice of Proposed Rulemaking designed to implement section 956 of the Dodd-Frank Act, which applies only to financial institutions with total consolidated assets of $1 billion or more. This seeks to strengthen the incentive compensation practices at covered institutions by better aligning employee rewards with longer-term institutional objectives. The proposed orders are designed to:

•	prohibit incentive-based compensation arrangements that encourage inappropriate risks by providing covered persons with “excessive” compensation;
•

prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons with compensation that “could lead to a material financial loss” to an institution;

•

require certain incentive-based compensation arrangements for covered persons to include deferral of payments, risk of downward adjustment and forfeiture, and clawbacks in order to appropriately balance risk and reward;

•	require disclosures and record-keeping requirements that will enable the appropriate federal regulator to determine compliance with the rule; and
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

Because some components of the Dodd-Frank Act still have not been finalized, it is difficult to predict the ultimate effect of the Dodd-Frank Act on the Company or the Bank at this time, especially after the recent 2016 election. In addition, the extent to which new legislation, existing and planned governmental initiatives, and a new presidential administration result in a meaningful change in the current regulatory environment and the national economy is uncertain.

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

The BHCA and the Change in Bank Control Act also generally require the approval of the Federal Reserve prior to any person or company acquiring control of a state bank or bank holding company. Acquiring control conclusively occurs if immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 25% or more of any class.  Acquiring control is refutably presumed if, immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 10% or more of any class, and (i) the institution has registered securities under section 12 of the Securities Exchange Act; or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

Financial Activities — The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”). The GLBA permits bank holding companies that qualify as, and elect to be, Financial Holding Company’s (“FHCs”), to engage in a broad range of activities that are financial in nature, incidental to financial activity, or complementary to financial activity that does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. These financial activities include, but are not limited to, the following: underwriting securities, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To achieve and maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well capitalized, well-managed, and have at least a “satisfactory” CRA rating. The Company currently qualifies as and maintains an election as a FHC.

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

Office of Foreign Assets Control (“OFAC”) — The Company and the Bank, like all U.S. companies and individuals, are prohibited from transacting business with certain individuals and entities named on the OFAC’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The OFAC issued guidance for financial institutions in whereby it asserted that it may, in its discretion, examine institutions determined to be high risk or to be lacking in their efforts to comply with its requirements.

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

In addition to assessments for deposit insurance premiums, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature between 2017 through 2019.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate, which is then adjusted. The FDIC may adjust the scale uniformly from one quarter to the next, however, no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of paying FDIC deposit insurance assessments.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank’s FDIC deposit insurance.

In 2014, the FDIC revised the risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules in accordance with Basel III, which became effective for the Company and the Bank in January  2015. For deposit insurance assessment purposes, the updated system will revise the ratios and ratio thresholds relating to capital evaluations.

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

In October 2016, the CFPB issued a final rule establishing new consumer compliance requirements for prepaid accounts pursuant to Regulations E and Z. These requirements govern disclosures, limited liability and error resolution protections, credit features, and making account agreement information publicly available for prepaid accounts, among other provisions. The Bank must comply with the rule beginning October 1, 2017, though certain provisions are not effective until October 1, 2018.

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

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLBs that are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single-family residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP.

In the event of a default on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB’s claim over various other claims. Regulations provide that each FHLB has joint and several liability for the obligations of the other FHLBs in the system. If an FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by FHLBs to its members, or the ability of members to have their FHLB capital stock redeemed on a timely basis. Congress continues to consider various proposals that could establish a new regulatory structure for the FHLB system, as well as for other government-sponsored entities. The Bank cannot predict at this time, which, if any, of these proposals may be adopted or what effect they would have on the Bank’s business.

Federal Reserve System — Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a noninterest-bearing account at the FRB, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC. The Bank is authorized to borrow from the FRB discount window.

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

Effective January 1, 2015 the Company and the Bank became subject to the capital regulations in accordance with Basel III. These regulations established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 Risk-Based Capital ratio and a new capital conservation buffer. The regulations included revisions to the definition of capital and changes in the risk weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5% Common Equity Tier 1 Risk Based Capital ratio, an 8.0% Tier 1 Risk Based Capital ratio, a 10.0% Total Risk Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

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

The federal banking agencies’ risk-based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank proposes to make an acquisition requiring regulatory approval, has previously warranted special regulatory attention, rapid growth presents supervisory concerns, or, among other factors, has a high susceptibility to interest rate and other types of risk. The Bank is not subject to any such individual minimum regulatory capital requirement.

As of December 31, 2016 and 2015, the Company’s capital ratios were as follows:

	As of December 31, 2016		As of December 31, 2015
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$655,908	16.37%	$631,820	20.58%
Republic Bank & Trust Company	553,905	13.86	494,575	16.12

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$584,530	14.59%	$564,329	18.39%
Republic Bank & Trust Company	520,985	13.03	467,084	15.23

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$622,988	15.55%	$604,329	19.69%
Republic Bank & Trust Company	520,985	13.03	467,084	15.23

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$622,988	13.54%	$604,329	14.82%
Republic Bank & Trust Company	520,985	11.34	467,084	11.46

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

Undercapitalized, significantly undercapitalized and critically undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by the holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under banking regulations, a bank may not lawfully accept, roll over or renew brokered deposits, unless it is either well capitalized or it is adequately capitalized and receives a waiver from its applicable regulator.

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

In addition, a bank holding company may face significant consequences if its bank subsidiary fails to maintain the required capital and management ratings, including entering into an agreement with the FRB that imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies, or require the FHC to decertify as a FHC. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval. Unless the period of time for compliance is extended by the FRB, if a FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of notice to the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC. The Company is currently classified as a FHC.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

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

ACCOUNTING POLICIES/ESTIMATES, ACCOUNTING STANDARDS AND INTERNAL CONTROL

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different from amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies are described in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates.” The Company’s management must exercise judgment in selecting and applying many accounting policies and methods in order to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy that might be reasonable under the circumstances, yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates.

The Bank may experience goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2016 as of September 30, 2016. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (“FASB”) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations.  In addition, those who interpret the accounting standards, such as the Securities and Exchange Commission (“SEC”), the banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or conclusions regarding how various standards should be applied. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company recasting, or possibly restating, prior period financial statements. See additional discussion regarding accounting standard updates in Part II Item 8  “Financial Statements and Supplemental Data” under the section titled “Adoption of Issued but Not Yet Effective Accounting Pronouncements.”

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

If the Bank’s other real estate owned (“OREO”) portfolio is not properly valued or sufficiently reserved to cover actual losses, or if the Bank is required to increase its valuation reserves, the Bank’s earnings could be reduced. Management typically obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as OREO and at certain other times during the asset’s holding period. The Bank’s net book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A writedown is recorded for any excess in the asset’s net book value over its fair value. If the Bank’s valuation process is incorrect, or if property values decline, the fair value of the Bank’s OREO may not be sufficient to recover its carrying value in such assets, resulting in the need for additional writedowns. Significant additional writedowns to OREO could have a material adverse effect on the Bank’s financial condition and results of operations.

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

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs, which would adversely impact the Bank’s operating results. Despite the various measures implemented by the Bank to address the economic environment, there may be further deterioration in the Bank’s loan portfolio. When borrowers default on their loan obligations, it may result in lost principal and interest income and increased operating expenses associated with the increased allocation of management time and resources associated with the collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work-out” arrangements cannot be reached or performed, the Bank may charge-off loans, either in part or in whole. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

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

The Bank is highly dependent upon programs administered by the Federal Home Loan Mortgage Corporation (“Freddie Mac” or the “FHLMC”) and the  Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect its business, financial position, results of operations and cash flows. The Bank’s ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by Freddie Mac and Fannie Mae. These entities play powerful roles in the residential mortgage industry, and the Bank has significant business relationships with them. The Bank’s status as an approved seller/servicer for both is subject to compliance with their selling and servicing guides.

Any discontinuation of, or significant reduction or material change in, the operation of Freddie Mac or Fannie Mae or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of Freddie Mac or Fannie Mae would likely prevent the Bank from originating and selling most, if not all, of its mortgage loan originations.

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

Loans originated out of the Bank’s market footprint by non-Republic representatives will inherently carry additional credit risk from potential fraud due to the increased level of third-party involvement on such loans.  In addition, the Bank will also experience an increase in complexity for customer service and the collection process, given the number of different state laws the Bank could be subject to from loans purchased throughout the U.S. As of December 31, 2016, the Bank’s Correspondent Lending channel maintained loans with collateral in 26 different states, with the largest concentration of 75% from the state of California.

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

BANK OWNED LIFE INSURANCE

The Bank holds a significant amount of bank owned life insurance which creates credit risk relative to the insurers and liquidity risk relative to the product.  At December 31, 2016, the Bank held bank-owned life insurance (“BOLI”) on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program, it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible clients to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Limitations or adverse modifications to this program, either voluntary or involuntary, would significantly reduce net income.

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

Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of the products offered by RPG.  Actions of these groups and others could result in regulatory, governmental, or legislative action or litigation against the Bank, which could have a material adverse effect on the Bank’s operations.   If the Bank can no longer offer its RPG products, it will have a material adverse effect on its profits.

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

The Bank’s Easy Advance (“EA”) and Refund Transfer (“RT”) products represent a significant third-party management risk, and if RB&T’s third-party program managers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to provide proper monitoring of its third-party program managers offering these products, it could have a material negative impact on earnings. RPG and its third-party partners operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T’s third-party program managers or failure of RB&T to provide proper monitoring of is third party program managers with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.  Such penalties could also include the discontinuance of any and all third party program manager products and services.

The Bank’s EA and RT products represent a significant compliance and regulatory risk, and if RB&T fails to comply with all statutory and regulatory requirements, it could have a material negative impact on earnings. Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products, such as the EA, and consumer deposit products such as the RT.  Failure to comply with disclosure requirements or with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on earnings.  In addition, failure to comply with applicable laws and regulations could also expose RB&T to civil money penalties and litigation risk, including shareholder actions.

EAs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its EAs, it would materially, negatively impact earnings. There is credit risk associated with an EA because the funds are disbursed to the customer prior to RB&T receiving the customer’s refund as claimed on the return.  Because there is no recourse to the customer if the EA is not paid off by the customer’s tax refund, RB&T must collect all of its payments related to EAs through the refund process. Losses will generally occur on EAs when RB&T does not receive payment due to a number of reasons, such as Internal Revenue Service (“IRS”) revenue protection strategies, including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to RB&T during its underwriting process. While RB&T’s underwriting during the EA approval process takes these factors into consideration based on prior years’ payment patterns, if the IRS significantly alters its revenue protection strategies or if refund payment patterns for a given tax season meaningfully change, or RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those projected.  The provision for loan losses is a significant component of the RPG segment’s overall earnings.

Management offered the EA product during the first quarter 2017 tax season with different minimum and maximum amounts than its first quarter 2016 offering.  This change, along with additional due diligence measures implemented by the federal and state governments, which will delay the timing of individual tax refund payments or possibly deny those individual payments outright, could present an increased credit risk to the Company. TRS first offered its EA tax credit product during the first quarter of 2016, with repayment of the EA to the Bank deducted from the taxpayer’s tax refund proceeds. For the first quarter 2016 tax season through December 31, 2016, the Company recorded $5.2 million in interest income from EAs and experienced net EA charge-offs of $3.0 million. In contrast to the singular $750 EA amount offered during 2016, management lowered the minimum EA to amounts below $750 and increased the maximum EA to amounts greater than $750 during the first quarter 2017 tax season.

Additionally, to protect against fraudulent tax returns, the federal government and many state governments have enacted laws and procedures that provide for additional due diligence by the applicable governmental authority prior to issuing an income tax refund.  This additional due diligence is expected to drive a longer period of time between the filing of a tax return and the receipt of the corresponding refund. The federal government, specifically as a result of the PATH Act, has announced that taxpayers filing tax returns with certain characteristics will not receive their corresponding refunds before February 15, 2017.  These funding delays will negatively impact the Company’s ability to make mid-season modifications to its EA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all EAs will have been issued prior to February 15, 2017. In addition, these enhanced due diligence measures implemented by the federal and state governments could prevent the taxpayer’s refund from being issued altogether. These governmental changes by themselves, or in combination with management’s changes to the  EA offering amounts, could have a material negative impact on the performance of the EA product and therefore on the Company’s financial condition and results of operations if the loss rate on the EA product increases materially.

Consumer loans originated through the RCS division of RPG represent a higher credit risk than Core Bank loans.  RCS originates both a short-term line-of-credit product and a credit card product. The Bank sells 90% of the balances maintained through these two products within two days of loan origination and retains a 10% interest. Both of these products are unsecured and made to borrowers with below prime credit scores, therefore representing an elevated credit risk.  The ratio of net charge-offs to total average loans during the years ended December 31, 2016 and 2015 for these two products were higher than Traditional Bank net charge-offs to average Traditional Bank unsecured consumer loans for the same periods and more in line with loss rates on overdrawn deposit accounts. A material increase in the RCS loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations.

WAREHOUSE LENDING (“WAREHOUSE”)

The Warehouse Lending business is subject to numerous risks that may result in losses. Risks associated with warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

Outstanding Warehouse lines of credit can fluctuate significantly and negatively impact the Bank’s liquidity and earnings.  The Bank has a lending concentration in outstanding Warehouse lines of credit. Because outstanding Warehouse balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide can lead to wide fluctuations of balances in this product. Additionally, Warehouse Lending period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month. A sudden increase in loans may materially impact the Company’s liquidity position, while a sudden decrease in loans may materially impact the Company’s results of operations.

Outstanding Warehouse lines of credit and their corresponding earnings could decline due to several factors, such as intense industry competition, overall mortgage demand and the interest rate environment.  The Bank may experience decreased earnings on its Warehouse lines of credit due primarily to strong industry competition, overall mortgage demand and the interest rate environment.  Such decreased earnings may materially impact the Company’s results of operations.

The Company may lose Warehouse clients due to mergers and acquisitions in the industry. The Bank’s Warehouse clients are primarily mortgage companies across the United States. Mergers and acquisitions affecting such clients may lead to an end to the client relationship with the Bank. The loss of a significant amount of clients may materially impact the Company’s results of operations.

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

GOVERNMENT REGULATION / ECONOMIC FACTORS

The Company is significantly impacted by the regulatory, fiscal and monetary policies of federal and state governments that could negatively impact the Company’s liquidity position and earnings. These policies can materially affect the value of the Company’s financial instruments and can also adversely affect the Company’s clients and their ability to repay their outstanding loans. In addition, failure to comply with laws, regulations or policies, or adverse examination findings, could result in significant penalties, negatively impact operations, or result in other sanctions against the Company. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the U.S. Its policies determine, in large part, the Company’s cost of funds for lending and investing and the return the Company earns on these loans and investments, all of which impact net interest margin.

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

The Company may be subject to examinations by taxing authorities that could adversely affect results of operations. In the normal course of business, the Company may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which the Company is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations.

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

A decrease to the corporate federal income tax rate may impair the Company’s deferred tax assets (“DTAs”).  At December 31, 2016, the Company’s DTAs were approximately $27 million. While a decline in the corporate tax rate may lower the Company’s tax provision expense, it may also significantly impair the value of the Company’s DTAs in the year the rate decrease is enacted.  Such impairment could have a material adverse effect on the Company’s earnings in the year the rate decrease is enacted.

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

The Company’s operations could be impacted if its third-party service providers experience difficulty. The Company depends on a number of relationships with third-party service providers, including core systems processing and web hosting. These providers are well-established vendors that provide these services to a significant number of financial institutions. If these third-party service providers experience difficulty or terminate their services and the Company is unable to replace them with other providers, its operations could be interrupted, which would adversely impact its business.

The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security. The Company is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. While the Company has not incurred any material losses related to cyber-attacks,  the Bank may incur substantial costs and suffer other negative consequences if the Bank or one of the Bank’s third party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cyber security protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

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

New lines of business or new products and services may subject the Company to additional risks. From time to time, the Company may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition. All service offerings, including current offerings and those that may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond the Company’s control.

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

The Company’s ability to successfully complete acquisitions will affect its ability to grow its franchise and compete effectively in its market footprint. The Company has announced plans to pursue a policy of growth through acquisitions in the near future to supplement internal growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for many acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, the Company’s competitors have significantly greater resources than the Company has, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. The Company intends to continue to pursue acquisition opportunities in its market footprint. The risks presented by the acquisition of other financial institutions could adversely affect the Bank’s financial condition and results of operations.

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

REPUBLIC INSURANCE SERVICES, INC.

Transactions between the Company and its  insurance subsidiary, Republic Insurance Services, Inc. (the “Captive”), may be subject to certain IRS responsibilities and penalties. The Company’s Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as 10 other third-party insurance captives for which insurance may not be available or economically feasible.  The Treasury Department of the United States and the IRS by way of  Notice 2016-66 have stated that transactions believed similar in nature to transactions between the Company and the Captive may be deemed “transactions of interest” because such transactions may have potential for tax avoidance or evasion.  If the IRS ultimately concludes such transactions do create tax avoidance or evasion issues, the Company could be subject to the payment of penalties and interest.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2016, Republic had 32 banking centers located in Kentucky, six banking centers located in Florida, three banking centers in Indiana, two in Tennessee and one banking center in Ohio. During the first quarter of 2017, Republic opened a banking center in Lexington, Kentucky and a loan production office in Brentwood, Tennessee.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L(1)
601 West Market Street, Louisville	57,000	L(1)
661 South Hurstbourne Parkway, Louisville	42,000	L(1)
9600 Brownsboro Road, Louisville	15,000	L(1)
5250 Dixie Highway, Louisville	5,000	O/L(2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L(2)
9101 U.S. Highway 42, Prospect	3,000	O/L(2)
11330 Main Street, Middletown	6,000	O/L(2)
3902 Taylorsville Road, Louisville	4,000	O/L(2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L(2)
5125 New Cut Road, Louisville	4,000	O/L(2)
4808 Outer Loop, Louisville	4,000	O/L(2)
438 Highway 44 East, Shepherdsville	4,000	O/L(2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	2,000	L
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L(2)
3608 Walden Drive	4,000	O/L(2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L(3)

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Elizabethtown, 1690 Ring Road	4,000	L

Frankfort, 100 Highway 676	3,000	O/L(2)

Georgetown, 430 Connector Road	5,000	O/L(2)

Shelbyville, 1614 Midland Trail	6,000	L(2)

Florida Banking Centers:
9037 U.S. Highway 19, Port Richey	11,000	O
11502 North 56th Street, Temple Terrace	3,000	L
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd, Seminole	3,000	O
12933 Walsingham Road, Largo	4,000	O

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
2034 Richard Jones Road, Nashville	3,000	L
113 Seaboard Lane, Franklin	2,000	L

Tennessee Loan Production Office:
8 Cadillac Drive, Brentwood, TN	4,000	L(3)

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	64,000	L(1)
651 Perimeter Drive, Lexington, KY	5,000	L

Closed Banking Centers Currently Marketed for Sale:
9100 Hudson Avenue, Hudson, FL	4,000	O
5800 38th Avenue North, St. Petersburg, FL	3,000	O
3320 E. Bay Drive, Largo, FL	3,000	O

(1)

Locations are leased from partnerships in which Steven E. Trager, Chairman and Chief Executive Officer and A. Scott Trager, President, are partners. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 21 “Transactions with Related Parties and Their Affiliates.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)	Office lease commenced during the first quarter of 2017.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic Bancorp, Inc.’s (“Republic” or the “Company”) Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the respective dividends declared during 2016 and 2015.

2016
	Sales Price(1)		Dividends Declared
Quarter Ended	High	Low	Class A	Class B

March 31st	$26.71	$23.53	$0.198	$0.180
June 30th	28.18	24.69	0.209	0.190
September 30th	32.62	27.14	0.209	0.190
December 31st	39.95	28.67	0.209	0.190

2015
	Sales Price(1)		Dividends Declared
Quarter Ended	High	Low	Class A	Class B

March 31st	$24.85	$22.79	$0.187	$0.170
June 30th	26.43	23.38	0.198	0.180
September 30th	26.53	23.95	0.198	0.180
December 31st	27.26	24.39	0.198	0.180

(1)	— Sales price based on closing market price.

At February 10, 2017, the Company’s Class A Common Stock was held by 565 shareholders of record and the Class B Common Stock was held by 111 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 14 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2016, the trustee held 237,432 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2016 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	2,075	35.98	2,075
Total	2,075	$35.98	2,075	250,325

During 2016, the Company repurchased 43,536 shares and there were no shares exchanged for stock option exercises. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2016, the Company had 250,325 shares which could be repurchased under its current share repurchase programs.

During 2016, there were approximately 239 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2011 and ending December 31, 2016. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2011. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2012	2013	2014	2015	2016

Republic Class A
Common Stock (RBCAA)	$100.00	$99.70	$119.13	$123.72	$136.27	$210.19
NASDAQ Bank Index	100.00	118.69	168.67	176.73	194.45	264.97
S&P 500 Index	100.00	115.98	152.93	177.11	178.36	198.08

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2012 through 2016. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands)	2016	2015	2014	2013	2012

Balance Sheet Data:

Cash and cash equivalents	$289,309	$210,082	$72,878	$170,863	$137,691
Investment securities	534,139	555,785	481,348	483,537	484,256
Loans held for sale	15,170	4,597	6,388	3,506	10,614
Gross loans	3,810,778	3,326,610	3,040,495	2,589,792	2,650,197
Allowance for loan and lease losses	(32,920)	(27,491)	(24,410)	(23,026)	(23,729)
Goodwill	16,300	10,168	10,168	10,168	10,168
Bank owned life insurance	61,794	52,817	51,415	25,086	—
Total assets	4,816,309	4,230,289	3,747,013	3,371,904	3,394,399
Noninterest-bearing deposits	971,937	634,863	502,569	488,642	479,046
Interest-bearing deposits	2,188,755	1,852,614	1,555,613	1,502,215	1,503,882
Total deposits	3,160,692	2,487,477	2,058,182	1,990,857	1,982,928
Securities sold under agreements to repurchase and other short-term borrowings	173,473	395,433	356,108	165,555	250,884
Federal Home Loan Bank advances	802,500	699,500	707,500	605,000	542,600
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	4,211,903	3,653,742	3,188,282	2,829,111	2,857,697
Total stockholders’ equity	604,406	576,547	558,731	542,793	536,702

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$130,889	$68,847	$118,803	$145,970	$187,790
Investment securities, including FHLB stock	572,599	546,655	525,748	527,681	640,830
Gross loans, including loans held for sale	3,568,383	3,174,234	2,738,304	2,575,146	2,504,150
Allowance for loan and lease losses	(29,880)	(25,570)	(23,067)	(23,287)	(25,226)
Total assets	4,485,829	3,982,840	3,559,617	3,385,345	3,560,739
Noninterest-bearing deposits	894,049	651,275	553,929	513,891	624,053
Interest-bearing deposits	2,058,592	1,714,214	1,510,201	1,514,847	1,512,455
Total interest-bearing liabilities	2,964,981	2,734,561	2,432,153	2,305,106	2,351,768
Total stockholders’ equity	597,463	574,766	557,378	546,880	530,096

Income Statement Data - Total Company:

Total interest income	$173,992	$142,432	$132,377	$134,568	$183,459
Total interest expense	17,938	18,462	19,604	21,393	22,804
Net interest income	156,054	123,970	112,773	113,175	160,655
Provision for loan and lease losses	14,493	5,396	2,859	2,983	15,043
Total noninterest income	57,509	47,994	42,519	46,230	163,465
Total noninterest expenses	130,107	113,324	108,118	115,924	125,132
Income before income tax expense	68,963	53,244	44,315	40,498	183,945
Income tax expense	23,060	18,078	15,528	15,075	64,606
Net income	45,903	35,166	28,787	25,423	119,339

Income Statement Data - Core Bank(1):

Total interest income	$156,252	$139,155	$132,014	$134,419	$137,886
Total interest expense	17,831	18,424	19,571	21,392	22,655
Net interest income	138,421	120,731	112,443	113,027	115,231
Provision for loan and lease losses	3,945	3,065	3,392	3,828	8,167
Total noninterest income	33,350	28,441	24,607	31,471	85,157
Total noninterest expenses	116,190	101,184	96,451	99,743	102,825
Income before income tax expense	51,636	44,923	37,207	40,927	89,396
Income tax expense	16,777	15,066	12,875	14,112	30,943
Net income	34,859	29,857	24,332	26,815	58,453

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2016	2015	2014	2013	2012

Per Share Data:

Basic weighted average shares outstanding	20,942	20,861	20,804	20,807	20,959
Diluted weighted average shares outstanding	20,954	20,942	20,899	20,904	21,028
End of period shares outstanding:
Class A Common Stock	18,615	18,652	18,603	18,541	18,694
Class B Common Stock	2,245	2,245	2,245	2,260	2,271
Basic earnings per share:
Class A Common Stock	$2.22	$1.70	$1.39	$1.23	$5.71
Class B Common Stock	2.02	1.55	1.32	1.17	5.55
Diluted earnings per share:
Class A Common Stock	$2.22	$1.70	$1.38	$1.22	$5.69
Class B Common Stock	2.01	1.54	1.32	1.16	5.53
Cash dividends declared per share:
Class A Common Stock	$0.825	$0.781	$0.737	$0.693	$1.749
Class B Common Stock	0.750	0.710	0.670	0.630	1.590

Market value per share at December 31,	$39.54	$26.41	$24.72	$24.54	$21.13
Book value per share at December 31,(2)	28.97	27.59	26.80	26.09	25.60
Tangible book value per share at December 31,(2)	27.89	26.87	26.08	25.35	24.86

Performance Ratios:

Return on average assets (ROA)	1.02%	0.88%	0.81%	0.75%	3.35%
Return on average equity (ROE)	7.68	6.12	5.16	4.65	22.51
Efficiency ratio(3)	61	66	70	73	39
Yield on average interest-earning assets	4.07	3.76	3.91	4.14	5.50
Cost of average interest-bearing liabilities	0.60	0.68	0.81	0.93	0.97
Cost of average deposits(4)	0.21	0.19	0.19	0.20	0.24
Net interest spread	3.47	3.08	3.10	3.21	4.53
Net interest margin - Total Company	3.65	3.27	3.33	3.48	4.82
Net interest margin - Core Bank(1)	3.30	3.24	3.35	3.50	3.63

Capital Ratios - Total Company:

Average stockholders’ equity to average total assets	13.32%	14.43%	15.66%	16.15%	14.89%
Total risk based capital	16.37	20.58	22.17	26.71	25.28
Common equity tier 1 capital	14.59	18.39	NA	NA	NA
Tier 1 risk based capital	15.55	19.69	21.28	25.67	24.31
Tier 1 leverage capital	13.54	14.82	15.92	16.81	16.36
Dividend payout ratio	37	46	53	56	31
Dividend yield	2.09	2.96	2.98	2.82	8.28

Other Information:

Period FTEs(5) - Total Company	938	785	723	736	797
Period FTEs(5) - Core Bank(1)	869	726	672	675	729
Number of banking centers	44	40	41	45	44

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Credit Quality Data and Ratios:

Loans on nonaccrual status	$15,892	$21,712	$23,337	$19,104	$18,506
Loans past due 90-days-or-more and still on accrual	167	224	322	1,974	3,173
Total nonperforming loans	16,059	21,936	23,659	21,078	21,679
Other real estate owned	1,391	1,220	11,243	17,102	26,203
Total nonperforming assets	$17,450	$23,156	$34,902	$38,180	$47,882
Total delinquent loans	$8,958	$11,731	$15,851	$16,223	$20,844

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.42%	0.66%	0.78%	0.81%	0.82%
Nonperforming assets to total loans (including OREO)	0.46	0.70	1.14	1.46	1.79
Nonperforming assets to total assets	0.36	0.55	0.93	1.13	1.41
Allowance for loan and lease losses to total loans	0.86	0.83	0.80	0.89	0.90
Allowance for loan and lease losses to nonperforming loans	205	125	103	109	109
Delinquent loans to total loans(6)	0.24	0.35	0.52	0.63	0.79
Net loan charge-offs to average loans	0.25	0.07	0.05	0.14	0.61

Credit Quality Ratios - Core Bank(1):

Nonperforming loans to total loans	0.42%	0.66%	0.78%	0.81%	0.82%
Nonperforming assets to total loans (including OREO)	0.46	0.70	1.15	1.46	1.79
Nonperforming assets to total assets	0.36	0.55	0.93	1.13	1.41
Allowance for loan and lease losses to total loans	0.74	0.78	0.80	0.89	0.90
Allowance for loan and lease losses to nonperforming loans	175	118	103	109	109
Delinquent loans to total loans(6)	0.18	0.35	0.52	0.63	0.79
Net charge-offs to average loans	0.05	0.05	0.08	0.18	0.34

(1)	“Core Bank” or “Core Banking” operations consist of the Traditional Banking, Warehouse Lending and Mortgage Banking segments.

See Footnote 24 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments that constitute the Company’s Core Banking operations.

(2)

The following table provides a reconciliation of total stockholders’ equity in accordance with U.S. generally accepted accounting principles (“GAAP”) to tangible stockholders’ equity in accordance with applicable regulatory requirements, a non-GAAP measure. The Company provides the tangible book value ratio, a non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

December 31, (dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Total stockholders’ equity (a)	$604,406	$576,547	$558,731	$542,793	$536,702
Less: Goodwill	16,300	10,168	10,168	10,168	10,168
Less: Mortgage servicing rights	5,180	4,912	4,813	5,409	4,777
Less: Core deposit intangible	1,070	—	—	—	510
Tangible stockholders’ equity (c)	$581,856	$561,467	$543,750	$527,216	$521,247

Total assets (b)	$4,816,309	$4,230,289	$3,747,013	$3,371,904	$3,394,399
Less: Goodwill	16,300	10,168	10,168	10,168	10,168
Less: Mortgage servicing rights	5,180	4,912	4,813	5,409	4,777
Less: Core deposit intangible	1,070	—	—	—	510
Tangible assets (d)	$4,793,759	$4,215,209	$3,732,032	$3,356,327	$3,378,944

Total stockholders' equity to total assets (a/b)	12.55%	13.63%	14.91%	16.10%	15.81%
Tangible stockholders’ equity to tangible assets (c/d)	12.14%	13.32%	14.57%	15.71%	15.43%

Number of shares outstanding (e)	20,860	20,897	20,848	20,801	20,965

Book value per share (a/e)	$28.97	$27.59	$26.80	$26.09	$25.60
Tangible book value per share (c/e)	27.89	26.87	26.08	25.35	24.86

Item 6.  Selected Financial Data. (continued)

(3)

The efficiency ratio, a non-GAAP measure, equals total noninterest expense divided by the sum of net interest income and noninterest income. The ratio excludes net gain (loss) on sales, calls and impairment of investment securities, if applicable.

(4)	The cost of deposits ratio equals total interest expense on deposits divided by total average interest-bearing deposits plus total average noninterest-bearing deposits.

(5)	FTEs – Full-time-equivalent employees.

(6)

The delinquent loans to total loans ratio equals loans 30-days-or-more past due loans divided by total loans. Depending on loan class, loan delinquency is determined by the number of days or the number of payments past due.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a financial holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution that provides traditional banking products to clients primarily in its market footprint through its network of banking centers and to clients outside of its market footprint primarily through its Digital and Correspondent Lending delivery channels.

The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as 10 other third-party insurance captives for which insurance may not be available or economically feasible.

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

Republic believes its critical accounting policies and estimates relate to the following:

•	Allowance for Loan and Lease Losses (“Allowance”) and Provisions for Loan and Lease losses (“Provision”)
•	Accounting for Business Acquisitions
•	Goodwill and Other Intangible Assets
•	Mortgage Servicing Rights (“MSRs”)
•	Income Tax Accounting
•	Investment Securities

•	Other Real Estate Owned (“OREO”)
•	Correspondent Loan Premiums

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

The Allowance consists of both specific and general components. The specific component relates to loans that are individually classified as impaired. The general component relates to pooled loans collectively evaluated on historical loss experience adjusted for qualitative factors.

Specific Component – Loans Individually Classified as Impaired

The Bank defines impaired loans as follows:

•	All loans internally rated as “Substandard,” “Doubtful” or “Loss”;
•	All loans on nonaccrual status;
•	All Troubled Debt Restructurings (“TDRs”);
•	All loans internally rated in a purchased credit impaired (“PCI”) category with cash flows that have deteriorated from management’s initial acquisition day estimate; and
•	Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

Generally, loans are designated as “Classified” or “Special Mention” to ensure more frequent monitoring. These loans are reviewed to ensure proper accrual status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original or modified contractual terms, then the loan is generally downgraded and may be charged down to its estimated value and placed on nonaccrual status.

Under GAAP, the Bank uses the following methods to measure specific loan impairment, including:

•

Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bank employs this method for a significant portion of its TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the expected future cash flows and changes in the recorded investment.

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale or operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller-balance, homogeneous loan. The Bank’s selling costs for its collateral-dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral-dependent loans whose repayment is based solely on the operations of the underlying collateral.

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions (“BPOs”) for loans with potential impairment. Updated valuations for commercial-related credits exhibiting an increased risk of loss are typically obtained within one year of the previous valuation. Collateral values for delinquent residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts such stale valuations primarily based on age of valuation and market conditions of the underlying collateral.

General Component – Pooled Loans Collectively Evaluated

The general component of the Allowance covers loans collectively evaluated for impairment by loan class and is based on historical loss experience, with potential adjustments for current relevant qualitative factors. Historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller-balance, homogeneous loans are typically included in the general component but may be individually evaluated if classified as a TDRs, on nonaccrual, or a case where the full collection of the total amount due for a such loan is improbable or otherwise meets the definition of impaired.

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•	Rolling four quarter average
•	Rolling eight quarter average
•	Rolling twelve quarter average
•	Rolling sixteen quarter average
•	Rolling twenty quarter average
•	Rolling twenty-four quarter average
•	Rolling twenty-eight quarter average
•	Rolling thirty-two quarter average
•	Current year to date historical loss factor average

In order to take account of periods of economic growth and economic downturn, management generally uses the highest of the evaluated averages above for each loan class when determining its historical loss factors.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each class. Management assigns risk multiples to certain classes to account for qualitative factors such as:

•	Changes in nature, volume and seasoning of the portfolio;
•	Changes in experience, ability and depth of lending management and other relevant staff;
•	Changes in the quality of the Bank’s credit review system;
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	Changes in the volume and severity of past due, nonperforming and classified loans;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of portfolios, including the condition of various market segments;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Management’s Evaluation of the Allowance

Management evaluates the Allowance for its more traditional Core Banking operations differently than its non-traditional Republic Processing Group (“RPG”) segment.

For Core Banking operations, management performs two calculations at year-end in order to confirm the reasonableness of its Allowance. In the first calculation, management compares the beginning Allowance to the net charge-offs for the most recent calendar year. The ratio of net charge-offs to the beginning-of-year Allowance indicates how adequately the beginning-of-year Allowance accommodated subsequent charge-offs. Higher ratios suggest the beginning-of-year Allowance may not have been large enough to absorb impending charge-offs, while inordinately low ratios might indicate the accumulation of excessive allowances. The Core Bank’s net charge-off ratio to the beginning-of-year Allowance was 7% at both December 31, 2016 and 2015. The Core Bank’s five-year annual average for this ratio was 15% as of December 31, 2016. Management believes the Core Bank’s net charge-off ratio to beginning Allowance was within a reasonable range at December 31, 2016 and 2015.

For the second calculation, management assesses the Core Bank’s Allowance exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning-of-year Allowance in the form of actual charge-offs. Management believes an exhaustion rate that indicates a reasonable Allowance is in a range of four to eight years. The Core Bank’s Allowance exhaustion rates at December 31, 2016 and 2015 were 7.6 years and 5.6 years compared to the five-year annual average of 4.7 years as of December 31, 2016. Management believes the Core Bank’s Allowance exhaustion rates were within a reasonable range at December 31, 2016 and 2015.

Based on management’s calculation, a Core Bank Allowance of $28 million, or 0.74% of total loans and leases, was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2016 compared to $26 million, or 0.78%, at December 31, 2015. This estimate resulted in Core Banking Provision of $3.9 million during 2016 compared to $3.1 million in 2015. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank Allowance and the resulting effect on the income statement could be material.

The RPG Allowance at December 31, 2016 and 2015 primarily related to loans originated and held for investment through the Republic Credit Solutions (“RCS”) division. RCS generally originates small-dollar, short-term credit products. In some instances, the Bank originates these products, sells 90% of the balances within two days of loan origination, and retains a 10% interest.

One short-term line-of-credit product represented the substantial majority of the RCS held-for-investment loan portfolio at December 31, 2016.   For this product, management conducts an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance. For RCS’s other products, the Allowance is estimated using a method similar to Core Bank loans, as described above. Due to their non-traditional, small-dollar and short-term nature, RCS loans generally experience higher loss rates than Core Bank consumer products. Based on management’s calculation, an Allowance of $4.9 million, or 13%, of total RPG loans was an adequate estimate of probable incurred losses within the RPG portfolio as of December 31, 2016 compared to an Allowance of $1.7 million, or 24%, at December 31, 2015.

RPG’s Tax Refund Solutions (“TRS”) division first offered its Easy Advance (“EA”) tax-credit product during the first two months of 2016 and again during the first quarter of 2017. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered, which was through February 29, 2016 for the first quarter 2016 tax season. During 2016, EAs were generally repaid within three weeks of origination. Provisions for loan losses on EAs were estimated when advances were made, with all provisions made in the first quarter of 2016. No Allowance for EAs existed as of December 31, 2016, as all EAs had been paid off or had been charged-off within 81 days of origination.  The majority of EA charge-offs were recorded during the second quarter of 2016.

Related to the overall credit losses on EAs, the Bank’s ability to control those losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based on the prior-year’s tax refund funding patterns with on-going changes made in-season, if possible, to adjust for any new current-year tax refund funding patterns recognized by the Bank.  Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

See additional discussion regarding the EA product under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 5 “Loans and Allowance for Loan and Lease Losses”

RPG recorded a net charge of $10.5 million and $2.3 million to the Provision during 2016 and 2015, with the 2016 Provision primarily due to net losses on EAs and growth in short-term, consumer loans originated through the RCS division. If the amount of future charge-offs on EAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG Allowance and the resulting effect on the income statement could be material.

Accounting for Business Acquisitions — The Bank accounts for its business acquisitions in accordance with the acquisition method as outlined in Account Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments for loans and other real estate owned may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Loans purchased in a business acquisition are accounted for using one of the following accounting standards:

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

•

ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value PCI loans. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan, or fair value, represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. Additionally, the difference between contractual cash flows and expected cash flows of PCI loans is referred to as the “non-accretable discount.”

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

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable discount established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI Substandard loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans are placed on nonaccrual if management cannot reasonably estimate future cash flows on such loans.

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

Goodwill and Other Intangible Assets — Goodwill resulting from business acquisitions prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business acquisitions after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a business acquisition and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.

The Company has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million and $10 million at December 31, 2016 and 2015 was not impaired and is properly recorded in the consolidated financial.  Related to the Company’s May 17, 2016 acquisition of Cornerstone Bancorp, Inc., the Company recorded $6 million of goodwill.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Related to the Company’s May 17, 2016 acquisition of Cornerstone Bancorp, Inc., the Company maintained $1 million of CDI assets as of December 31, 2016, with no similar intangible assets recorded as of December 31, 2015.  The Cornerstone related CDI is scheduled to amortize through 2022.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

Mortgage Servicing Rights — Mortgage loans held for sale are generally sold with the MSRs retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value, with the income statement effect recorded as a component of net servicing income within Mortgage Banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into Mortgage Banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

MSRs are evaluated for impairment quarterly based upon the fair value of the MSRs as compared to carrying amount. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate, loan type, loan terms and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Bank later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance is recorded as an increase to income. Changes in valuation allowances are reported within Mortgage Banking income on the income statement. The fair value of the MSR portfolio is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates.

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speeds on the underlying loans would be anticipated to decline. Based on the estimated fair value at December 31, 2016 and 2015, management determined there was no impairment within the MSR portfolio.

The Bank’s carrying value of its MSR portfolio was $5 million and $5 million at December 31, 2016 and 2015.

Income Tax Accounting — Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2016 and 2015.

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

The Bank held one security at December 31, 2016 and 2015 with a total carrying value of $5 million and $5 million for which it recorded OTTI charges in previous years.

Other Real Estate Owned — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or BPO. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Operating costs after acquisition are expensed.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s Credit Administration Department (“CAD”) typically reviews the assumptions and approaches utilized in the appraisal, as well as the fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class and may lead to additional adjustments to the value of unliquidated collateral of similar class.

The Bank’s total OREO recorded was $1 million and $1 million at December 31, 2016 and 2015.

Correspondent Loan Premiums — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel in May 2014. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse Lending (“Warehouse”) clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

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

Unamortized premiums totaled $2 million and $4 million at December 31, 2016 and 2015. The weighted average estimated remaining life of the Correspondent Loan portfolio was 4.4  and 4.9 years at December 31, 2016 and 2015. In the third quarter of 2016, the Bank sold $71 million of mortgage loans previously originated through its Correspondent Lending channel in order to enhance its overall liquidity position and recorded a $1.1 million gain on this sale.

OVERVIEW

Net income for 2016 was $45.9 million, representing an increase of $10.7 million, or 31%, compared to 2015. Diluted earnings per Class A Common Share increased 31% to $2.22 for 2016 compared to $1.70 for 2015. As discussed further below, growth in net income during 2016 was spread across all four of the Company’s operating segments.

Table 1 — Summary

Years Ended December 31, (dollars in thousands, except per share data)	2016	2015	2014

Net income	$45,903	$35,166	$28,787
Diluted earnings per Class A Common Stock	2.22	1.70	1.38
Return on average assets	1.02%	0.88%	0.81%
Return on average equity	7.68	6.12	5.16

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by business segment for the year ended December 31, 2016 consisted of the following:

Traditional Banking segment

•

Net income increased $1.0 million, or 4%, for 2016 compared to 2015. A key driver of this increase was the successful execution of organic loan growth initiatives over the previous two years.  Additionally, the Traditional Bank’s net income was meaningfully impacted by accretive benefits from the Company’s May 17, 2016 Cornerstone Bancorp (“Cornerstone”) acquisition.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

•

Net interest income increased $13.4 million, or 12%, for 2016 to $121.7 million. The Traditional Banking segment net interest margin increased six basis points for the year ended December 31, 2016 to 3.26%.

•	The Traditional Banking Provision was $3.4 million for 2016 compared to $2.9 million for 2015.

•	Total noninterest income increased $2.3 million, or 10%, for 2016 compared to 2015.

•	Total noninterest expense increased $14.6 million, or 16%, during 2016 compared 2015.

•

Gross Traditional Bank loans increased by $254 million, or 9%, from December 31, 2015 to December 31, 2016.  A significant portion of the increase in Traditional Bank loans was attributable to the Cornerstone acquisition.

•

Traditional Bank deposits grew by $647 million, or 27%, from December 31, 2015 to December 31, 2016. A significant portion of the increase in Traditional Bank deposits was attributable to the Cornerstone acquisition.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.50% at December 31, 2016 compared to 0.75% at December 31, 2015.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.21% at December 31, 2016 compared to 0.39% at December 31, 2015.

Warehouse Lending segment

•

Net income increased $2.1 million, or 36%, for 2016 compared to 2015. Key drivers of this increase were increases in the number of Warehouse clients and the continuing strong usage of committed Warehouse lines.

•	Net interest income increased $4.3 million, or 35%, for 2016 compared to 2015. The Warehouse segment net interest margin increased one basis point from 2015 to 3.59% for 2016.

•	The Warehouse Provision was $497,000 for 2016 compared to $168,000 for 2015.

•	Total committed Warehouse lines increased from $670 million at December 31, 2015 to $1.0 billion at December 31, 2016.

•	Average line usage was 57% during 2016 compared to 55% during 2015.

•	There were no nonperforming loans or delinquent loans associated with the Warehouse segment at December 31, 2016 and 2015.

Mortgage Banking segment

•

Within the Mortgage Banking segment, mortgage banking income increased $2.5 million, or 56%, during 2016 compared to 2015, with $1.1 million of the increase attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.

•

Overall, excluding the aforementioned bulk loan sale, Republic’s proceeds from the sale of secondary market loans totaled $215 million during 2016 compared to $167 million during the same period in 2015.

Republic Processing Group segment

•

Net income increased $5.7 million, or 108%, for 2016 compared to 2015, driven by the Tax Refund Division’s (“TRS”) newly introduced EA product and growth in the Republic Credit solutions (“RCS”) division’s short-term loan programs.

•	Net interest income increased $14.4 million for 2016 compared to 2015, with the above-mentioned newly introduced EA product and growth in short-term credit products driving the increase.

•

RPG recorded a net charge to the Provision of $10.5 million during 2016, compared to a net charge of $2.3 million for 2015, with the above mentioned newly introduced EA product and growth in short-term credit products also driving the increased Provision.

•	Noninterest income was $24.2 million for 2016 compared to $19.6 million for 2015.

•	Net Refund Transfers (“RT”) revenue increased $1.9 million, or 11%, during 2016 compared to 2015.

•	Noninterest expenses were $13.9 million for 2016 compared to $12.1 million for 2015.

•	Total nonperforming loans to total loans for the RPG segment was 0.21% at December 31, 2016 compared to 0.00% at December 31, 2015.

•	Delinquent loans to total loans for the RPG segment was 5.49% at December 31, 2016 compared to 3.41% at December 31, 2015.

General highlights by business segment for the year ended December 31, 2015 consisted of the following:

Traditional Banking segment

•	Net income increased $2.6 million, or 12%, for 2015 compared to 2014.

•

Net interest income increased $3.5 million, or 3%, for 2015 to $108.3 million. The Traditional Banking segment net interest margin decreased 17 basis points for the year ended December 31, 2015 to 3.15%.

•	The Traditional Banking Provision was $2.9 million for 2015 compared to $3.0 million for 2014.

•	Total noninterest income increased $2.3 million, or 11%, for 2015 compared to 2014.

•	Total noninterest expense increased $3.0 million, or 3%, during 2015 compared 2014.

•	Gross Traditional Bank loans increased by $216 million, or 8%, from December 31, 2014 to December 31, 2015.

•	Traditional Bank deposits grew by $395 million, or 19%, from December 31, 2014 to December 31, 2015.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.75% at December 31, 2015 compared to 0.87% at December 31, 2014.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.39% at December 31, 2015 compared to 0.58% at December 31, 2014.

Warehouse Lending segment

•	Net income increased $2.6 million, or 75%, for 2015 compared to 2014.

•	Net interest income increased $4.8 million, or 64%, for 2015 compared to 2014. The Warehouse segment net interest margin decreased 19 basis points from 2014 to 3.58% for 2015.

•	The Warehouse Provision was $168,000 for 2015 compared to $350,000 for 2014.

•	Total committed lines increased from $528 million at December 31, 2014 to $670 million at December 31, 2015.

•	Average line usage was 55% during 2015 compared to 47% during 2014.

•	There were no nonperforming loans or delinquent loans associated with the Warehouse segment at December 31, 2015 and 2014.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $1.5 million, or 54%, during 2015 compared to 2014.

•

Overall, Republic’s proceeds from the sale of secondary market loans totaled $167 million during 2015 compared to $82 million during 2014.  Volume during 2015 benefited from favorably low, long-term mortgage rates during the period.

Republic Processing Group segment

•	Net income increased $854,000, or 19%, for 2015 compared to 2014.

•	RPG recorded a net charge to the Provision of $2.3 million during 2015, compared to a net credit of $533,000 for 2014.

•	Noninterest income was $19.6 million for 2015 compared to $17.9 million for 2014.

•	Net RT revenue increased $1.3 million, or 8%, during 2015 compared to 2014.

•	Noninterest expenses were $12.1 million for 2015 compared to $11.7 million for 2014.

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

Discussion of 2016 vs. 2015

Total Company net interest income increased $32.1 million, or 26%, during 2016 compared to the same period in 2015.  The primary drivers of the increase in total Company net interest income were growth in the Core Bank’s average loans, loan volume associated with the EA product at TRS and growth in the RCS small-dollar consumer loan programs.  The total Company net interest margin increased to 3.65% during 2016 compared to 3.27% for the same period in 2015, with higher margins on TRS’s EA product and RCS’s small-dollar consumer loan programs being significant drivers of the overall increase in the Company’s net interest margin.

The most significant components affecting the total Company’s net interest income and net interest margin by business segment were as follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $13.4 million, or 12%, during 2016 compared to 2015.  The Traditional Banking net interest margin was 3.26% for 2016, an increase of six basis points from 2015.

The increases in the Traditional Bank’s net interest income and net interest margin during 2016 were primarily attributable to the following:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s May 17, 2016 Cornerstone acquisition and 2012 FDIC-assisted transactions, were $2.9 billion with a weighted average yield of 4.09% during 2016 compared to $2.8 billion with a weighted average yield of 4.06% during 2015. The overall effect of this change in volume was an increase of $6.7 million in interest income. This increase in average loans for 2016 over 2015 was driven primarily by growth in the Bank’s commercial real estate (“CRE”), commercial and industrial (“C&I”) and home equity line of credit (“HELOC”) portfolios.

•

Net interest income related to the Company’s May 17, 2016 Cornerstone acquisition contributed $4.9 million to the Traditional Bank’s overall net interest income during 2016. Loan accretion income related to the Cornerstone acquisition was approximately $240,000 for 2016.  See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during 2016 compared to 2015 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during 2016 from this portfolio was $1.1 million compared to $2.4 million in 2015. Overall, the average balance of the portfolio was $20 million with a yield of 13.30% during 2016 compared to $32 million with a yield of 13.60% in 2015. The overall effect of these changes in rate and volume was a decrease of $1.7 million in interest income.

•

The weighted average cost of FHLB advances during 2016 compared to 2015 declined to 1.87% from 1.99%. The average outstanding FHLB advances decreased $16 million during the same period, with the Traditional Bank continuing to employ a higher mix of lower cost overnight borrowings during 2016. The net effect of these changes in rate and volume was an increase in net interest income of $1.0 million.

•

The Company’s subordinated note related to RBCT paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. During 2016, the note’s coupon rate was based on the LIBOR index and approximately 4.00% lower than the note’s coupon rate during the first nine months of 2015. The overall lower rate during 2016 equated to $1.2 million less in interest expense compared to 2015. This subordinated note matures on December 31, 2035 and is currently redeemable at the Company’s option on a quarterly basis. The Company elected not to redeem its subordinated note on January 1, 2017.

The FFTR increased for only the second time in 10 years during December 2016.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are likely during 2017. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Bank Interest Rate Sensitivity at December 31, 2016” under “Financial Condition.”

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $4.3 million, or 35%, in 2016 compared to 2015. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to 2015. Total Warehouse line commitments increased to $1.0 billion at December 31, 2016 from $670 million at December 31, 2015, with the Company continuing to grow its Warehouse client base over the previous 12 months. Furthermore, average line usage on Warehouse commitments increased to 57% during 2016 compared to 55% during 2015. Usage rates during both years benefitted from continued low, long-term mortgage rates. The yield for Warehouse lines of credit during 2016 increased 15 basis points from the same period in 2015, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Overall, average outstanding Warehouse lines of credit during 2016 increased $119 million, or 35%, compared to 2015.  Average outstanding warehouse lines were $460 million during 2016 with a weighted average yield of 3.99%, compared to average outstanding lines of $341 million with a weighted average yield of 3.84% during 2015.

Warehouse Lending net interest income is greatly influenced by the overall mortgage market and the competitive environment. The Mortgage Bankers Association’s economic forecast released in February 2017 projected mortgage originations to decline 17% across the United States from 2016 to 2017, which leads management to believe that usage rates among the Bank’s Warehouse Lending clients may also decrease.  This predicted decline in mortgage volume, along with a very competitive landscape, may negatively impact the Bank’s ability to maintain its existing Warehouse Lending clients and to attract new mortgage companies to its warehouse platform, thus making it difficult to increase net interest income overall within the Warehouse Lending segment.

Republic Processing Group segment

Net interest income within the RPG segment increased $14.4 million during 2016 compared to 2015. The increase in RPG’s net interest income was primarily attributed to the following factors:

•	The TRS division’s newly introduced EA product earned $5.2 million in interest income during 2016, with the substantial majority of this income earned during the first quarter of 2016.

See additional discussion regarding the EA product under the sections titled:

o	Part I Item 1A “Risk Factors”
o	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 5 “Loans and Allowance for Loan and Lease Losses”

•

The TRS division had a short-term commercial loan relationship with one of the Company’s third-party program managers in the tax business. TRS earned $1.1 million in loan fees from this relationship during 2016 compared to $700,000 in 2015.

•

Short-term, consumer credit products through the RCS division of RPG earned $11.0 million in net interest income during 2016 compared to $2.3 million for the same period in 2015. The increase was driven by the previously discussed growth in one of its RCS loan programs, which expanded in June 2015 beyond its pilot phase.

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

The most significant components affecting the total Company’s net interest income and net interest margin by business segment were as follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $3.5 million, or 3%, for 2015 compared to 2014. The Traditional Banking net interest margin decreased 12 basis points from 2014 to 3.20%. The increase in the Traditional Bank’s net interest income and decrease in net interest margin during 2015 was primarily attributable to the following:

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

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during 2015 due to payoffs on the portfolio over the previous 12 months together with diminishing benefits from discount accretion.  Overall, the average balance of the portfolio was $32 million with a yield of 13.60% for 2015 compared to $57 million with a yield of 15.79% for 2014. The overall effect of these changes in rate and volume was a decrease of $4.7 million in interest income. Interest income on this portfolio was $4.3 million for 2015, with $2.4 million, or 55%, of such income attributable to discount accretion compared to $9.0 million during 2014, with $5.2 million, or 58%, of such income attributable to discount accretion.

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

•

The subordinated note related to RBCT paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR + 1.42% thereafter. Based on this repricing, the note’s coupon rate repriced from 6.015% through September 30, 2015 to 1.75% on October 1, 2015. The overall savings during 2015 from the change in rate when compared to 2014 totaled $459,000.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $4.8 million, or 64%, for 2015 compared to 2014, despite a decline in net interest margin of 19 basis points. The increase in net interest income was primarily attributable to higher average outstanding balances for 2015 as compared to 2014.

Total Warehouse line commitments increased to $670 million at December 31, 2015 from $528 million at December 31, 2014. Average line usage rates of such commitments increased to 55% during 2015 compared to 47% during 2014. Usage rates for 2015 benefitted from continued low, long-term mortgage rates during the period, while the overall yield declined due to competitive pricing pressures within the industry.

Driven by the increase in outstanding commitments and usage rates, average outstanding Warehouse lines of credit during 2015 increased $144 million, or 73%, compared to 2014.  Average outstanding warehouse lines were $341 million during 2015 with a weighted average yield of 3.84%, compared to average outstanding lines of $197 million with a weighted average yield of 4.00% for 2014.

Republic Processing Group segment

Net interest income within the RPG segment increased $2.9 million for 2015 compared to 2014. The increase in net interest income was primarily attributable to year-over-year growth in higher yielding short-term, consumer credit products originated through RPG’s RCS division.  In addition, net interest income at RPG also increased due to loan fees earned on two new, large short-term commercial loans to one of the Company’s third party program managers in the tax business.  Average RPG loans outstanding were $8 million during 2015 compared to $5 million during 2014.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	2016			2015			2014
	Average		Average	Average		Average	Average		Average
Years Ended December 31, (dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$572,599	$8,932	1.56%	$546,655	$8,265	1.51%	$525,748	$8,673	1.65%
Federal funds sold and other interest-earning deposits	130,889	828	0.63	68,847	209	0.30	118,803	344	0.29
RPG Easy Advance loans and fees(2)	5,268	5,210	98.90	—	—	—	—	—	—
Other RPG loans and fees(2)(3)	23,090	12,081	52.32	8,479	3,149	37.14	5,482	275	5.02
Outstanding Warehouse lines of credit and fees(2)(3)	460,285	18,357	3.99	340,938	13,075	3.84	197,226	7,889	4.00
All other Traditional Bank loans and fees(2)(3)	3,079,740	128,584	4.18	2,824,817	117,734	4.17	2,535,596	115,196	4.54

Total interest-earning assets	4,271,871	173,992	4.07	3,789,736	142,432	3.76	3,382,855	132,377	3.91

Allowance for loan and lease losses	(29,880)			(25,570)			(23,067)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	88,190			81,503			75,837
Premises and equipment, net	38,591			32,868			33,296
Bank owned life insurance	58,242			52,127			44,545
Other assets(1)	58,815			52,176			46,151
Total assets	$4,485,829			$3,982,840			$3,559,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$962,473	$953	0.10%	$840,815	$563	0.07%	$750,693	$488	0.07%
Money market accounts	546,360	1,094	0.20	485,508	762	0.16	477,129	761	0.16
Time deposits	221,634	2,218	1.00	200,863	1,930	0.96	174,904	1,142	0.65
Brokered money market and brokered certificates of deposit	328,125	1,793	0.55	187,028	1,125	0.60	107,475	1,514	1.41

Total interest-bearing deposits	2,058,592	6,058	0.29	1,714,214	4,380	0.26	1,510,201	3,905	0.26

Securities sold under agreements to repurchase and other short-term borrowings	280,296	65	0.02	379,477	92	0.02	296,196	112	0.04
Federal Home Loan Bank advances	583,591	10,900	1.87	599,630	11,934	1.99	584,516	13,072	2.24
Subordinated note	42,502	915	2.15	41,240	2,056	4.99	41,240	2,515	6.10

Total interest-bearing liabilities	2,964,981	17,938	0.60	2,734,561	18,462	0.68	2,432,153	19,604	0.81

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	894,049			651,275			553,929
Other liabilities	29,336			22,238			16,157
Stockholders’ equity	597,463			574,766			557,378
Total liabilities and stockholders’ equity	$4,485,829			$3,982,840			$3,559,617

Net interest income		$156,054			$123,970			$112,773

Net interest spread			3.47%			3.08%			3.10%

Net interest margin			3.65%			3.27%			3.33%

(1)

For purpose of this calculation, the market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $24.2 million, $10.3 million and $9.4 million for 2016, 2015 and 2014.
(3)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale and are inclusive of all premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Compared to			Compared to
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$667	$399	$268	$(408)	$336	$(744)
Federal funds sold and other interest-earning deposits	619	280	339	(135)	(151)	16
RPG Easy Advance loans and fees	5,210	5,210	—	—	—	—
Other RPG loans and fees	8,932	7,219	1,713	2,874	226	2,648
Outstanding Warehouse lines of credit and fees	5,282	4,741	541	5,186	5,524	(338)
All other Traditional Bank loans and fees	10,850	10,644	206	2,538	12,511	(9,973)

Net change in interest income	31,560	28,493	3,067	10,055	18,446	(8,391)

Interest expense:

Transaction accounts	390	103	287	75	61	14
Money market accounts	332	102	230	1	13	(12)
Time deposits	288	229	59	788	188	600
Brokered money market and brokered certificates of deposit	668	811	(143)	(389)	759	(1,148)
Securities sold under agreements to repurchase and other short-term borrowings	(27)	(20)	(7)	(20)	26	(46)
Federal Home Loan Bank advances	(1,034)	(516)	(518)	(1,138)	331	(1,469)
Subordinated note	(1,141)	61	(1,202)	(459)	—	(459)

Net change in interest expense	(524)	770	(1,294)	(1,142)	1,378	(2,520)

Net change in net interest income	$32,084	$27,723	$4,361	$11,197	$17,068	$(5,871)

Provision for Loan and Lease Losses

Discussion of 2016 vs. 2015

The Company recorded a Provision of $14.5 million during 2016, compared to $5.4 million in 2015.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during 2016 was $3.4 million, compared to $2.9 million in 2015. An analysis of the Provision for 2016 compared to 2015 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $3.1 million and $2.0 million to the Provision for 2016 and 2015.  Loan growth primarily drove the net charges to the Provision in both periods.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded net charges of $756,000 and $680,000 to the Provision during 2016 and 2015. Charges of $472,000 related to one CRE relationship and $234,000 related to one C&I relationship drove the 2016 Provision. The net charge during 2015 was the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of the payment histories of these loans.

•

Related to PCI loans, the Bank recorded a net credit of $410,000 to the Provision during 2016 compared to a net charge of $173,000 during 2015. Charges generally reflect projected shortfalls in cash flows below initial day-one estimates for PCI loans, while credits are primarily attributable to generally positive dispositions.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.83% at December 31, 2016 compared to 0.85% at December 31, 2015.  The Company believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2016.

See the sections titled “Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, nonperforming, impaired and TDR loans.

Warehouse Lending segment

The Warehouse Provision was $497,000 for 2016, a $329,000 increase from 2015. Provision expense for both 2016 and 2015 reflects general reserves for growth in outstanding balances. Outstanding Warehouse balances grew $199 million during 2016 compared to growth of $67 million during 2015.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at December 31, 2016 and 2015.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at December 31, 2016.

Republic Processing Group segment

RPG recorded a net charge to the Provision of $10.5 million during 2016, an increase of $8.2 million compared to 2015. The increase in Provision was primarily attributable to the introduction of the EA product during 2016 and general loss reserves for growth in loans originated through the RCS division.

The TRS division of RPG recorded a Provision of $3.0 million during 2016 on its new EA product.  Of the $123 million in EAs originated during 2016, all were either collected or charged off at December 31, 2016.

The Bank recorded net charges of $7.8 million and $2.6 million to the Provision during 2016 and 2015 associated with short-term consumer loans originated through the RCS division of RPG.

While RPG loans generally return higher yields, these loans also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RPG loans, the RPG Allowance was 12.82% at December 31, 2016 compared to 23.65% at December 31, 2015.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

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

•

Related to the Bank’s loans rated Substandard or Special Mention, the Bank recorded net charges of $680,000 and $1.2 million to the Provision during 2015 and 2014.  The net charge recorded during 2015 was primarily the result of an increase in the assumed lives for a large portion of the Bank’s retail TDRs based on an updated analysis of payment histories of these loans.  The longer assumed lives on such loans increased the impairment for these loans measured under the cash flow method.  By comparison, the net charge to the Provision during 2014 was partially due to loss allocations on collateral-dependent impaired loans and partially due to an updated migration analysis on the Bank’s small dollar, retail nonaccrual loans.

•

The Bank recorded a net charge of $173,000 to the Provision in 2015 compared to a net credit to the Provision of $726,000 for 2014 for PCI loans.  The charges generally reflect deterioration in the projected future cash flows for the PCI loans from the Bank’s initial acquisition day estimates of those cash flows, while the credits generally reflect improvements in their projected cash flows.

As a percentage of total loans, the Traditional Banking Allowance decreased to 0.85% at December 31, 2015 compared to 0.87% at December 31, 2014.

Warehouse Lending segment

The Warehouse Provision was $168,000 for 2015, a decrease of $182,000 from $350,000 recorded during 2014. The higher Provision during 2014 was due to higher year-over-year growth compared to 2015, with the Provision attributable to growth during 2014 partially offset by a five basis point reduction in the qualitative factor applied to the portfolio during 2014. The qualitative factor was lowered during 2014 because the portfolio had achieved over three years of vintage with no losses incurred.

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

Noninterest Income

Table 4 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2016	2015	2014	2016/2015	2015/2014

Service charges on deposit accounts	$13,176	$13,015	$13,807	1%	(6)%
Net refund transfer fees	19,240	17,388	16,130	11	8
Mortgage banking income	6,882	4,411	2,862	56	54
Interchange fee income	9,009	8,353	7,017	8	19
Program fees	3,044	1,233	591	147	109
Increase in cash surrender value of bank owned life insurance	1,516	1,402	1,329	8	5
Gain on call of security available for sale	—	88	—	(100)	—
Net gains (losses) on other real estate owned	244	(301)	(2,218)	181	86
Other	4,398	2,405	3,001	83	(20)
Total noninterest income	$57,509	$47,994	$42,519	20	13

Discussion of 2016 vs. 2015

Noninterest income increased $9.5 million, or 20%, for 2016 compared to 2015. The most significant components comprising the total Company’s change in noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking noninterest income increased $2.3 million, or 10%, for 2016 compared to 2015.  The most significant categories affecting the change in noninterest income for 2016 were as follows:

•	Interchange fees increased $1.4 million, or 19%, primarily due to a 7% increase in checking accounts, which helped to drive an 11% increase in the Company’s active debit cards.

•

Net gains (losses) on OREO improved $545,000, as the Bank’s OREO required $270,000 in mark-to-market writedowns during 2016 compared to approximately $1.3 million in such charges during the same period in 2015.  Partially offsetting the difference related to mark-to-market writedowns was a decrease of $443,000 in net realized gains on the final disposition of OREO from 2016 to 2015.

Service charges on deposit accounts increased from $13.0 million during 2015 to $13.2 million during 2016.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for 2016 and 2015 were $7.8 million and $7.5 million. The total daily overdraft charges, net of refunds, included in interest income were $1.7 million and $1.6 million for 2016 and 2015.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $2.5 million, or 56%, during 2016 compared to the same period in 2015, with $1.1 million of the increase attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.

Overall, excluding the aforementioned bulk loan sale, Republic’s proceeds from the sale of secondary market loans totaled $215 million during 2016 compared to $167 million during 2015.   Republic’s net gains as a percentage of loans sold increased from 2.43% during 2015 to 2.55% during 2016.  Volume during both 2016 and 2015 benefited from continued low, long-term mortgage interest rates.

Republic Processing Group segment

The TRS division of RPG accounts for the majority of RPG’s annualized revenues. TRS derives substantially all of its revenues during the first half of the year and historically operates at a net loss during the second half of the year, as the Company prepares for the next tax season.

Within the RPG segment, noninterest income increased $4.6 million, or 24%, during 2016 compared to 2015.  The increase was partially due to a $1.9 million, or 11%, increase in net RT revenue from 2015, primarily driven by an increase in RT volume.

Additionally, RPG program fees increased $1.8 million to $3.0 million for 2016 compared to $1.2 million in 2015.   The increase in RPG program fees resulted from the previously reported increase in volume from one of the RCS’ small-dollar consumer loan programs.  As part of this program, the Company retains a 10% ownership in the loans originated and sells a 90% participation interest in these loans.  During the 2016, the Company sold approximately $331 million of loans from this program compared to $138 million during 2015. Furthermore, the RCS division benefited from the recognition of $1.2 million of income related to a first-year volume guarantee for its installment credit product.

Discussion of 2015 vs. 2014

Noninterest income increased $5.5 million, or 13%, for 2015 compared to 2014. The most significant components comprising the total Company’s change in noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking noninterest income increased $2.3 million, or 11%, for 2015 compared to 2014.  The most significant categories affecting the change in noninterest income for 2015 were as follows:

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

Republic Processing Group segment

RPG’s noninterest income increased $1.6 million, or 9%, to $19.6 million during 2015. The higher profitability was primarily driven by a 39% increase in RT volume over 2014.  This higher RT volume was driven by growth in retail store-front product demand resulting from an increase in the number of tax preparation offices served through existing contracts and new contracts between the Company and third party tax preparation companies.

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

Noninterest Expenses

Table 5 — Analysis of Noninterest Expenses

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2016	2015	2014	2016/2015	2015/2014

Salaries and employee benefits	$69,882	$58,091	$54,373	20%	7%
Occupancy and equipment, net	21,777	20,689	22,008	5	(6)
Communication and transportation	4,256	3,752	3,866	13	(3)
Marketing and development	3,778	3,161	3,264	20	(3)
FDIC insurance expense	1,780	2,084	1,865	(15)	12
Bank franchise tax expense	4,757	4,734	4,616	—	3
Data processing	6,121	4,340	3,513	41	24
Interchange related expense	4,140	3,873	3,450	7	12
Supplies	1,406	1,101	1,009	28	9
Other real estate owned expense	503	735	1,024	(32)	(28)
Legal and professional fees	2,556	3,306	2,766	(23)	20
FHLB advance prepayment penalty	846	—	—	—	—
Other	8,305	7,458	6,364	11	17
Total noninterest expenses	$130,107	$113,324	$108,118	15	5

Discussion of 2016 vs. 2015

Total Company noninterest expenses increased $16.8 million, or 15%, during 2016 compared to 2015. The most significant components comprising the change in noninterest expense by business segment were as follows:

Traditional Banking segment

For 2016 compared to 2015, Traditional Banking noninterest expenses increased $14.6 million, or 16%.  The following factors drove the increase:

•

Salaries and benefits expense increased $9.6 million, or 20%, primarily due to an increase of 141 full-time-equivalent (“FTEs”) employees from December 31, 2015 to December 31, 2016. A total of 36 of these additions were directly attributable to the Company’s Cornerstone acquisition. The remaining increase of 105 FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Data processing expenses increased $1.6 million, or 42%, with $628,000 of the increase attributable to the Company’s Cornerstone acquisition. The remainder of the increase was spread across multiple loan and deposit platforms and was due to growth in the Company’s overall customer base and their associated activity.

•

Occupancy expense increased $1.2 million, or 6%, with $532,000 of the increase attributable to the Company’s Cornerstone acquisition. The remaining increase of $639,000 primarily reflects recent renovations to the Traditional Bank’s premises over the previous 12 months, which drove an 8% increase in depreciation expense.

•	Interchange-related expense increased $694,000, or 22%, consistent with the increases in debit card and credit card transaction volume over the previous 12 months.

•

Marketing expenses increased $474,000, or 16%, partially driven by new sponsorship agreements with two professional sports teams in the Company’s market footprint and partially by increased promotions of both RB&T and MemoryBank branded products.

•

Legal and professional fees decreased $537,000, or 19%,  during 2016 compared to 2015 primarily due to higher legal expenses incurred during the prior year related to the Company’s Cornerstone acquisition.

•	The Company incurred an $846,000 prepayment penalty on payoff of $50 million in higher-costing FHLB advances during the third quarter of 2016, with no similar penalty in 2015.

Warehouse Lending segment

For 2016 compared to 2015, Warehouse noninterest expenses increased $616,000, or 24%. The increase was primarily related to an increase in salaries and employee benefits expense, driven by additional staffing over the previous 12 months along with annual merit increases.

Republic Processing Group segment

For 2016 compared to 2015, RPG noninterest expenses increased $1.8 million, or 15%, primarily due to a $2.0 million, or 29% increase in salaries and employee benefits expense, driven by additional staffing to support RPG’s lending initiatives.

Discussion of 2015 vs. 2014

Total Company noninterest expenses increased $5.2 million, or 5%, during 2015 compared to 2014. The most significant components comprising the change in noninterest expense by business segment were as follows:

Traditional Banking segment

For 2015 compared to 2014, Traditional Banking noninterest expenses increased $3.0 million, or 3%.

Salaries and benefits increased $1.8 million, or 4%, for 2015 compared to 2014.  The higher expense for the year was primarily the result of an increase in the Traditional Bank’s FTEs from 657 at December 31, 2014 to 711 at December 31, 2015.  The increased staffing was in order to meet loan demand and execute the Company’s overall long-term growth objectives.

Occupancy expense decreased $802,000, or 4%, during 2015 due primarily to the Company’s closure of five banking centers over the past two years and a reduction in overhead costs associated with the Company’s new telecommunications system that was implemented during the fourth quarter of 2014.

Data processing expenses increased $753,000, or 25%, during 2015 partially due to $233,000 in costs associated with the Company’s then-pending acquisition of Cornerstone Bancorp, Inc. and partially due to additional technology employed by the Traditional Bank concentrated in the loan and deposit operational areas.

Interchange-related expenses increased $360,000, or 13%, during 2015 driven by increased credit and debit card sales volume during 2015.

Legal expense increased $434,000, or 41%, during 2015, primarily due to costs associated with the Company’s acquisition efforts, including the Company’s then-pending acquisition of Cornerstone Bancorp, Inc.

Warehouse Lending segment

For 2015 compared to 2014, Warehouse noninterest expenses increased $669,000, or 36%. The increase was primarily related to an increase in salaries and employee benefits expense, driven primarily by additional staffing over the previous 12 months.

Republic Processing Group segment

For 2015 compared to 2014, RPG noninterest expenses increased $473,000, or 4%.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $289 million in cash and cash equivalents at December 31, 2016 compared to $210 million at December 31, 2015. The Company maintained a higher level of cash and cash equivalents at December 31, 2016, primarily to support its overall liquidity position.

For cash held at the FRB, the Bank earned a yield of 0.50% for most of 2016 on amounts in excess of required reserves. In mid-December 2016, this rate increased to 0.75% in connection with the FOMC’s action to increase the FFTR.  For all other cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $2 million and $2 million at December 31, 2016 and 2015.

Investment Securities

Table 6 — Investment Securities Portfolio

December 31, (in thousands)	2016	2015	2014	2013	2012

Securities available for sale (fair value):

U.S. Treasury securities and U.S. Government agencies	$294,544	$286,479	$146,922	$97,465	$39,472
Private label mortgage backed security	4,777	5,132	5,250	5,485	5,687
Mortgage backed securities - residential	73,004	92,268	124,256	150,087	197,210
Collateralized mortgage obligations	87,654	113,668	143,171	163,946	195,877
Freddie Mac preferred stock	483	173	231	—	—
Community Reinvestment Act mutual fund	2,455	1,011	1,018	995	—
Corporate bonds	15,158	14,922	15,063	14,915	—
Trust preferred security	3,200	3,405	—	—	—
Total securities available for sale	481,275	517,058	435,911	432,893	438,246

Securities held to maturity (carrying value):

U.S. Treasury securities and U.S. Government agencies	506	515	1,747	2,311	4,388
Mortgage backed securities - residential	158	53	147	420	827
Collateralized mortgage obligations	27,142	33,159	38,543	42,913	40,795
Corporate bonds	25,058	5,000	5,000	5,000	—
Total securities held to maturity	52,864	38,727	45,437	50,644	46,010

Total investment securities	$534,139	$555,785	$481,348	$483,537	$484,256

Securities available for sale primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaining eligible securities that are not pledged to secure client repurchase agreements may be pledged to the FHLB as collateral for the Bank’s borrowing line. Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Table 7 — Mortgage Backed Investment Securities

December 31, (in thousands)	2016	2015	2014	2013	2012

Private label mortgage backed security	$4,777	$5,132	$5,250	$5,485	$5,687
Mortgage backed securities - residential	73,174	92,327	124,423	150,550	198,100
Collateralized mortgage obligations	114,922	147,291	182,133	207,062	236,988
Total fair value of mortgage backed securities	$192,873	$244,750	$311,806	$363,097	$440,775

Table 8 — Securities Available for Sale

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2016 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$96,102	$96,249	1.03%	0.50
Due from one year to five years	199,323	198,295	1.25	2.10
Total U.S. Treasury securities and U.S. Government agencies	295,425	294,544	1.17	1.53
Corporate bonds:
Due from one year to five years	5,004	5,033	1.99	1.21
Due from five years to ten years	10,000	10,125	1.87	6.34
Total Corporate bonds	15,004	15,158	1.91	4.63
Trust preferred security, due beyond ten years	3,449	3,200	4.97	20.43
Private label mortgage backed security	3,691	4,777	4.24	4.41
Total mortgage backed securities - residential	71,197	73,004	2.40	4.49
Total collateralized mortgage obligations	88,559	87,654	1.59	5.57
Freddie Mac preferred stock	—	483	NM	NM
Community Reinvestment Act mutual fund	2,500	2,455	NM	NM
Total securities available for sale	$479,825	$481,275	1.47	2.92

NM - Not meaningful, as the security does not have a finite maturity.

Table 9 — Securities Held to Maturity

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2016 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due from one year or less	$506	$504	NM	0.70
Total U.S. Treasury securities and U.S. Government agencies	506	504	NM	0.70
Corporate bonds:
Due from one year to five years	5,075	5,013	2.15%	3.38
Due from five years to ten years	19,983	20,294	2.15	5.86
Total corporate bonds	25,058	25,307	2.15	5.36
Total mortgage backed securities - residential	158	170	3.66	13.39
Total collateralized mortgage obligations	27,142	27,268	1.29	5.84
Total securities held to maturity	$52,864	$53,249	1.40	5.59

NM - Not meaningful.

Loan Portfolio

Table 10 — Loan Portfolio Composition

December 31, (in thousands)	2016	2015	2014	2013	2012

Residential real estate:
Owner occupied	$1,000,148	$1,081,934	$1,118,341	$1,097,795	$1,145,495
Owner occupied - correspondent*	149,028	249,344	226,628	NA	NA
Nonowner occupied	156,605	116,294	96,492	110,809	74,539
Commercial real estate	1,023,981	824,887	772,309	773,173	714,642
Commercial real estate - purchased whole loans*	36,515	35,674	34,898	34,186	33,531
Construction & land development	119,650	66,500	38,480	44,351	68,214
Commercial & industrial	265,721	229,721	157,339	127,763	130,681
Lease financing receivables	13,614	8,905	2,530	NA	NA
Warehouse lines of credit*	585,439	386,729	319,431	149,576	216,576
Home equity	341,285	289,194	245,679	226,782	241,607
Consumer:
RPG loans*	32,252	7,204	4,095	1,827	—
Credit cards	13,414	11,068	9,573	9,030	8,716
Overdrafts	803	685	1,180	944	955
Automobile loans	52,579	6,473	3,231	5,395	5,727
Other consumer	19,744	11,998	10,289	8,161	9,514
Total loans**	3,810,778	3,326,610	3,040,495	2,589,792	2,650,197
Allowance for loan and lease losses	(32,920)	(27,491)	(24,410)	(23,026)	(23,729)

Total loans, net	$3,777,858	$3,299,119	$3,016,085	$2,566,766	$2,626,468

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $484 million, or 15%, during 2016 to $3.8 billion at December 31, 2016, primarily driven by $199 million in growth in outstanding Warehouse lines of credit and $190 million in loans from the Company’s Cornerstone acquisition.

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

Warehouse Lines of Credit

As of December 31, 2016, the Bank had $585 million outstanding on total committed Warehouse credit lines of $1.0 billion.  As of December 31, 2015, the Bank had $387 million outstanding on total committed Warehouse credit lines of $670 million.  The $343 million increase in committed lines generally reflects growth in the number of Warehouse clients combined with a 27% increase in the average line amount. The $199 million increase in outstanding balances reflects the impact of the growth in committed lines combined with a favorable mortgage rate environment, which helped sustain higher usage rates on outstanding Warehouse lines as of December 31, 2016.

Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends.  Since its entrance into this business segment during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the second quarter of 2015.   On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Correspondent Loans

During the third quarter of 2016, the Bank sold $71 million of mortgage loans previously originated through its Correspondent Lending channel in order to enhance its overall liquidity position and recorded a $1.1 million gain on this sale.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 11 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2016 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate	$432,786	$97,068	$165,297	$170,421
Commercial real estate	369,659	92,437	196,575	80,647
Construction & land development	20,715	10,861	3,464	6,390
Commercial & industrial	102,197	17,106	61,170	23,921
Lease financing receivables	13,614	191	13,423	—
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer	104,569	53,078	41,416	10,075
Total fixed rate loans	$1,043,540	$270,741	$481,345	$291,454

Variable rate loan maturities:

Residential real estate	$872,995	$140,035	$339,945	$393,015
Commercial real estate	690,837	159,226	380,835	150,776
Construction & land development	98,935	30,172	46,596	22,167
Commercial & industrial	163,524	63,415	58,105	42,004
Lease financing receivables	—	—	—	—
Warehouse lines of credit	585,439	585,439	—	—
Home equity	341,285	82,114	147,274	111,897
Consumer	14,223	13,769	344	110
Total variable rate loans	$2,767,238	$1,074,170	$973,099	$719,969

Total:

Residential real estate	$1,305,781	$237,103	$505,242	$563,436
Commercial real estate	1,060,496	251,663	577,410	231,423
Construction & land development	119,650	41,033	50,060	28,557
Commercial & industrial	265,721	80,521	119,275	65,925
Lease financing receivables	13,614	191	13,423	—
Warehouse lines of credit	585,439	585,439	—	—
Home equity	341,285	82,114	147,274	111,897
Consumer	118,792	66,847	41,760	10,185
Total loans	$3,810,778	$1,344,911	$1,454,444	$1,011,423

Allowance for Loan and Lease Losses (“Allowance”)

The Bank maintains an Allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Bank’s Allowance increased $5 million, or 20%, during 2016 to $33 million at December 31, 2016, primarily driven by reserves for growth in RCS small-dollar credit products and general growth in Core Bank portfolios.

As a percent of total loans, the total Bank’s Allowance increased to 0.86% at December 31, 2016 compared to 0.83% at December 31, 2015. The increase in ratio of Allowance to total loans was primarily driven by reserves for growth in RCS small-dollar consumer products.  An analysis of the Allowance by business segment follows:

Traditional Banking segment

The Allowance at the Traditional Banking segment, increased to $27 million at December 31, 2016 from $25 million at December 31, 2015.  The Allowance to total Traditional Bank loans decreased to 0.83% at December 31, 2016 from 0.85% at December 31, 2015 primarily because the $190 million of loan growth as a result of the Company’s Cornerstone acquisition required minimal loss reserves at December 31, 2016, as such loans were acquired and recorded at fair value, which gives consideration to estimated future losses within the portfolio.

Warehouse Lending segment

The Allowance on loans originated through the Company’s Warehouse segment remained at approximately $1 million, as the Allowance to total Warehouse loans remained at 0.25% from December 31, 2015 to December 31, 2016.

Republic Processing Group segment

The Allowance on loans originated through the Company’s RPG segment increased to $5 million at December 31, 2016 from $2 million at December 31, 2015, as RPG grew its loan portfolio $25 million during 2016.  The Allowance to total RPG loans decreased to 12.82% at December 31, 2016 from 23.65% at December 31, 2015, as RPG diversified its product mix during 2016, reserving as low as 0.25% for its newly obtained $12 million healthcare receivables portfolio and as high as 24.10% for its $19 million line-of-credit portfolio during 2016.  Lower reserve percentages are provided for RCS’s healthcare receivables, as such receivables are generally repurchased by the Bank’s healthcare partner if they become 90-days-or-more delinquent.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under  Item 1  “Business.”

Table 12 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2016	2015	2014	2013	2012

Allowance at beginning of period	$27,491	$24,410	$23,026	$23,729	$24,063

Charge-offs:

Residential real estate
Owner occupied	(416)	(622)	(836)	(1,886)	(3,128)
Owner occupied - correspondent	—	—	—	NA	NA
Nonowner occupied	—	(126)	(185)	(241)	(520)
Commercial real estate	(514)	(546)	(868)	(1,190)	(1,033)
Commercial real estate - purchased whole loans	—	—	—	—	—
Construction & land development	(44)	—	(18)	(619)	(1,922)
Commercial & industrial	(330)	(56)	(20)	(466)	(176)
Lease financing receivables	—	—	—	NA	NA
Warehouse lines of credit	—	—	—	—	—
Home equity	(351)	(466)	(548)	(632)	(2,252)
Consumer:
RPG loans	(8,474)	(971)	(5)	—	(11,097)
Credit cards	(164)	(146)	(88)	(142)	(123)
Overdrafts	(816)	(598)	(591)	(601)	(468)
Automobile loans	(12)	—	—	—	—
Other consumer	(735)	(441)	(404)	(408)	(266)
Total charge-offs	(11,856)	(3,972)	(3,563)	(6,185)	(20,985)

Recoveries:

Residential real estate
Owner occupied	421	308	137	285	256
Owner occupied - correspondent	—	—	—	NA	NA
Nonowner occupied	8	10	27	172	137
Commercial real estate	152	98	155	117	90
Commercial real estate - purchased whole loans	—	—	—	—	—
Construction & land development	78	—	89	48	104
Commercial & industrial	127	62	114	99	25
Lease financing receivables	—	—	—	NA	NA
Warehouse lines of credit	—	—	—	—	—
Home equity	151	148	183	165	92
Consumer:
RPG loans	1,219	295	582	845	4,221
Credit cards	52	53	35	19	36
Overdrafts	242	312	391	411	422
Automobile loans	1	—	—	—	—
Other consumer	341	371	375	338	225
Total recoveries	2,792	1,657	2,088	2,499	5,608
Net loan charge-offs	(9,064)	(2,315)	(1,475)	(3,686)	(15,377)

Provision - Core Bank	3,945	3,065	3,392	3,828	8,167
Provision - RPG	10,548	2,331	(533)	(845)	6,876
Total Provision	14,493	5,396	2,859	2,983	15,043
Allowance at end of period	$32,920	$27,491	$24,410	$23,026	$23,729

Credit Quality Ratios - Total Company:

Allowance to total loans	0.86%	0.83%	0.80%	0.89%	0.90%
Allowance to nonperforming loans	205	125	103	109	109
Net loan charge-offs to average loans	0.27	0.07	0.05	0.14	0.61

Credit Quality Ratios - Core Bank:

Allowance to total loans	0.74%	0.83%	0.80%	0.89%	0.90%
Allowance to nonperforming loans	175	125	103	109	109
Net loan charge-offs to average loans	0.05	0.05	0.08	0.18	0.34

NA - not applicable

The following table sets forth management’s allocation of the Allowance by loan class. The Allowance allocation is based on management’s assessment of economic conditions, historical loss experience, loan volume, past due and nonaccrual loans and various other qualitative factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future Allowance allocation.

Table 13 — Management’s Allocation of the Allowance for Loan and Lease Losses

	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*

Residential real estate:
Owner occupied	$7,158	26%	$8,301	33%	$8,565	38%	$7,816	43%	$7,006	44%
Owner occupied - correspondent	373	5	623	8	567	7	NA	NA	NA	NA
Nonowner occupied	1,139	4	1,052	3	837	3	1,023	4	1,049	3
Commercial real estate	8,042	27	7,636	25	7,740	26	8,309	30	8,843	26
Commercial real estate - purchased whole loans	36	1	36	1	34	1	34	1	34	1
Construction & land development	1,850	3	1,303	2	926	1	1,296	2	2,769	3
Commercial & industrial	1,511	7	1,455	7	1,167	5	1,089	5	580	5
Lease financing receivables	136	—	89	—	25	—	NA	NA	NA	NA
Warehouse lines of credit	1,464	15	967	12	799	11	449	6	541	8
Home equity	3,757	9	2,996	9	2,730	8	2,396	9	2,348	9
Consumer:
RPG loans	4,992	1	1,699	—	44	—	—	—	—	—
Credit cards	490	—	448	—	285	—	289	—	210	—
Overdrafts	675	—	351	—	382	—	199	—	198	—
Automobile loans	526	1	56	—	32	—	54	—	57	—
Other consumer	771	1	479	—	277	—	72	—	94	1
Total	$32,920	100	$27,491	100	$24,410	100	$23,026	100	$23,729	100

 NA - Not Applicable

*Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses at December 31, 2016 and 2015.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $9 million during 2016, primarily due to the payoffs and paydowns of Substandard and PCI loans during the period.

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special mention loans.

Table 14 — Classified and Special Mention Loans

December 31, (in thousands)	2016	2015	2014	2013	2012

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	21,412	27,833	39,999	44,305	49,352
Purchased Credit Impaired - Substandard	2,366	—	—	—	—
Total Classified Loans	23,778	27,833	39,999	44,305	49,352

Special Mention	30,702	31,312	36,268	40,167	50,625
Purchased Credit Impaired - Group 1	7,908	12,543	17,490	40,731	72,978
Total Special Mention Loans	38,610	43,855	53,758	80,898	123,603

Total Classified and Special Mention Loans	$62,388	$71,688	$93,757	$125,203	$172,955

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category included TDRs totaling approximately $10 million and $12 million at December 31, 2016 and 2015.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.42% at December 31, 2016 from 0.66% at December 31, 2015, as the total balance of nonperforming loans decreased by $6 million, or 27%, while total loans increased $484 million, or 15%, during 2016.

Table 15 — Nonperforming Loans and Nonperforming Assets Summary

December 31, (dollars in thousands)	2016	2015	2014	2013	2012

Loans on nonaccrual status*	$15,892	$21,712	$23,337	$19,104	$18,506
Loans past due 90-days-or-more and still on accrual**	167	224	322	1,974	3,173
Total nonperforming loans	16,059	21,936	23,659	21,078	21,679
Other real estate owned	1,391	1,220	11,243	17,102	26,203
Total nonperforming assets	$17,450	$23,156	$34,902	$38,180	$47,882

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.42%	0.66%	0.78%	0.81%	0.82%
Nonperforming assets to total loans (including OREO)	0.46	0.70	1.14	1.46	1.79
Nonperforming assets to total assets	0.36	0.55	0.93	1.13	1.41

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.42%	0.66%	0.78%	0.81%	0.82%
Nonperforming assets to total loans (including OREO)	0.46	0.70	1.15	1.46	1.79
Nonperforming assets to total assets	0.36	0.55	0.93	1.13	1.41

*Loans on nonaccrual status include impaired loans. See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller-balance consumer loans.

Approximately $13 million, or 80%, of the Bank’s total nonperforming loans at December 31, 2016 were concentrated in the real estate mortgage category (residential real estate and HELOCs), with the underlying collateral predominantly located in the Bank’s primary market footprint of Kentucky. The Bank’s nonperforming real estate mortgage concentration was $16 million, or 73%, as of December 31, 2015.

Approximately $3 million, or 17%, of the Bank’s total nonperforming loans were concentrated in the CRE and construction and land development portfolios as of December 31, 2016, compared to the $6 million, or 26%, at December 31, 2015. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

Table 16 — Nonperforming Loan Composition

	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$10,955	1.10%	$13,197	1.22%	$11,225	1.00%	$9,211	0.84%	$10,028	0.88%
Owner occupied - correspondent	—	—	—	—	—	—	NA	NA	NA	NA
Nonowner occupied	852	0.54	935	0.80	2,352	2.44	1,279	1.15	1,376	0.85
Commercial real estate	2,725	0.27	4,165	0.50	6,151	0.80	7,643	0.99	4,468	0.63
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—	—
Construction & land development	77	0.06	1,589	2.39	1,990	5.17	167	0.38	2,308	3.38
Commercial & industrial	154	0.06	194	0.08	169	0.11	1,558	1.22	1,534	1.17
Lease financing receivables	—	—	—	—	—	—	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Home equity	1,069	0.31	1,793	0.62	1,678	0.68	1,128	0.50	1,868	0.77
Consumer:
RPG loans	82	0.25	—	—	—	—	—	—	NA	NA
Credit cards	—	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	NA	NA	NA	NA
Other consumer	145	0.73	63	0.50	94	1.06	92	0.60	97	0.64

Total nonperforming loans	$16,059	0.42	$21,936	0.66	$23,659	0.78	$21,078	0.81	$21,679	0.82

NA - Not Applicable

Table 17 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2016		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Residential real estate:
Owner occupied	120	$5,417	30	$5,538	—	$—	150	$10,955
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	77	—	—	1	775	6	852
Commercial real estate	2	106	5	1,190	1	1,429	8	2,725
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—
Construction & land development	1	77	—	—	—	—	1	77
Commercial & industrial	—	—	1	154	—	—	1	154
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	589	3	480	—	—	28	1,069
Consumer:
RPG loans	1,163	82	—	—	—	—	1,163	82
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	39	145	—	—	—	—	39	145

Total	1,355	$6,493	39	$7,362	2	$2,204	1,396	$16,059

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2015		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Residential real estate:
Owner occupied	125	$6,313	34	$6,287	1	$597	160	$13,197
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	87	—	—	1	848	6	935
Commercial real estate	2	69	8	1,972	3	2,124	13	4,165
Commercial real estate - purchased whole loans	—	—	—	—			—	—
Construction & land development	1	89	—	—	1	1,500	2	1,589
Commercial & industrial	—	—	1	194	—	—	1	194
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	530	6	1,263	—	—	31	1,793
Consumer:
RPG loans	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	19	63	—	—	—	—	19	63

Total	177	$7,151	49	$9,716	6	$5,069	232	$21,936

Approximately $8 million in nonperforming loans at December 31, 2015, were removed from the nonperforming loan classification during 2016. Approximately $329,000, or 4%, of these loans were removed from the nonperforming category because they were charged-off. Approximately $3 million, or 37%, in loan balances were transferred to OREO with the remaining $5 million, or 59%, refinanced at other financial institutions.

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $888,000, $1.1 million and $898,000 in 2016, 2015 and 2014.

Based on the Bank’s review as of December 31, 2016, management believes that its reserves are adequate to absorb probable losses on all nonperforming credits.

Table 18 — Rollforward of Nonperforming Loan Activity

Years Ended December 31, (in thousands)	2016	2015	2014	2013	2012

Nonperforming loans at beginning of period	$21,936	$23,659	$21,078	$21,679	$23,306
Loans added to nonperforming status	3,784	7,861	15,657	15,403	14,627
Loans removed from nonperforming status (see table below)	(8,086)	(8,505)	(12,060)	(15,374)	(15,391)
Principal paydowns	(1,575)	(1,079)	(1,016)	(630)	(863)

Nonperforming loans at end of period	$16,059	$21,936	$23,659	$21,078	$21,679

Table 19 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2016	2015	2014	2013	2012

Loans charged-off	$(329)	$(210)	$(119)	$(1,520)	$(2,421)
Loans transferred to OREO	(2,986)	(2,034)	(4,365)	(3,340)	(5,871)
Loans refinanced at other institutions	(4,771)	(4,026)	(5,034)	(5,626)	(3,664)
Loans returned to accrual status	—	(2,235)	(2,542)	(4,888)	(3,435)

Total nonperforming loans removed from nonperforming status	$(8,086)	$(8,505)	$(12,060)	$(15,374)	$(15,391)

Delinquent Loans

Delinquent loans to total loans decreased to 0.24% at December 31, 2016, from 0.35% at December 31, 2015, as the total balance of delinquent loans decreased by $3 million, or 24%. With the exception of PCI loans and smaller-balance consumer loans, all loans past due 90-days-or-more as of December 31, 2016 and 2015 were on nonaccrual status.

As detailed in the following table, delinquent loans within the residential real estate and home equity categories decreased $3 million, or 33%, during 2016, while Construction, CRE and C&I delinquencies decreased $2 million, or 74%, for the same period.

Table 20 — Delinquent Loan Composition*

	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
December 31,		Total		Total		Total		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Residential real estate
Owner occupied	$4,554	0.46%	$6,882	0.64%	$8,008	0.72%	$6,357	0.58%	$8,900	0.78%
Owner occupied - correspondent	—	—	—	—	—	—	NA	NA	NA	NA
Nonowner occupied	46	0.03	53	0.05	776	0.80	1,293	1.17	2,899	3.89
Commercial real estate	425	0.04	1,111	0.13	2,972	0.38	5,198	0.67	2,640	0.37
Commercial real estate - purchased whole loans	—	—	—	—	—	—	—	—	—	—
Construction & land development	—	—	1,500	2.26	1,990	5.17	499	1.13	2,124	3.11
Commercial & industrial	342	0.13	299	0.13	211	0.13	1,415	1.11	2,262	1.73
Lease financing receivables	—	—	—	—	—	—	NA	NA	NA	NA
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Home equity	970	0.28	1,393	0.48	1,362	0.55	1,110	0.49	1,654	0.68
Consumer:
RPG loans	2,137	6.63	246	3.41	141	3.44	—	—	—	—
Credit cards	18	0.13	12	0.11	134	1.40	98	1.09	65	0.75
Overdrafts	161	20.05	133	19.42	178	15.08	159	16.84	168	17.59
Automobile loans	—	—	1	0.02	19	0.59	34	0.63	—	—
Other consumer	305	1.54	101	0.84	60	0.58	60	0.74	132	1.39

Total delinquent loans	$8,958	0.24	$11,731	0.35	$15,851	0.52	$16,223	0.63	$20,844	0.79

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

NA — Not applicable.

Approximately $10 million in delinquent loans at December 31, 2015, were removed from delinquent status during 2016.  Approximately $150,000, or 1%, of these loans were removed from the delinquent category because they were charged-off.  Approximately $3 million, or 27%, in loan balances were transferred to OREO with $4 million, or 38%, refinanced at other financial institutions.  The remaining $3 million, or 33%, in delinquent loans were paid current in 2016.

Table 21 — Rollforward of Delinquent Loan Activity

Years Ended December 31, (in thousands)	2016	2015	2014	2013	2012

Delinquent loans at beginning of period	$11,731	$15,851	$16,223	$20,844	$24,433
Loans that became delinquent during the period	5,399	7,038	13,750	13,016	17,604
Delinquent loans removed from delinquent status (see table below)	(10,205)	(10,969)	(14,079)	(17,328)	(20,965)
Change in principal balance of loans delinquent in both periods*	2,033	(189)	(43)	(309)	(228)

Delinquent loans at end of period	$8,958	$11,731	$15,851	$16,223	$20,844

*Includes relatively-small consumer portfolios, e.g., credit cards.

Table 22 — Detail of Loans Removed From Delinquent Status

Years Ended December 31, (in thousands)	2016	2015	2014	2013	2012

Loans charged-off	$(150)	$(302)	$(159)	$(1,380)	$(2,120)
Loans transferred to OREO	(2,805)	(2,207)	(4,889)	(6,331)	(6,358)
Loans refinanced at other institutions	(3,926)	(4,072)	(5,617)	(6,115)	(7,741)
Loans paid current	(3,324)	(4,388)	(3,414)	(3,502)	(4,746)

Total delinquent loans removed from delinquent status	$(10,205)	$(10,969)	$(14,079)	$(17,328)	$(20,965)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $53 million at December 31, 2016 compared to $66 million at December 31, 2015.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current review of the borrower’s financial condition, and ability and willingness to service the modified debt. As of December 31, 2016, the Bank had $42 million in TDRs, of which $10 million were also on nonaccrual status. As of December 31, 2015, the Bank had $50 million in TDRs, of which $12 million were also on nonaccrual status.

Table 23 — Impaired Loan Composition

December 31, (in thousands)	2016	2015	2014	2013	2012

Troubled debt restructurings	$41,586	$49,580	$65,266	$73,972	$83,307
Impaired loans (which are not TDRs)	11,098	16,543	20,914	34,022	22,400

Total impaired loans	$52,684	$66,123	$86,180	$107,994	$105,707

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 24 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2016		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$848	1	$543	—	$—	4	$1,391

Total	3	$848	1	$543	—	$—	4	$1,391

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2015		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$193	2	$285	—	$—	5	$478
Commercial real estate	1	54	1	388	—	—	2	442
Construction & land development	—	—	1	300	—	—	1	300

Total	4	$247	4	$973	—	$—	8	$1,220

Table 25 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2016	2015	2014	2013	2012

OREO at beginning of period	$1,220	$11,243	$17,102	$26,203	$10,956
Transfer from loans to OREO	4,778	2,938	7,333	14,197	41,876
Proceeds from sale*	(4,851)	(12,660)	(10,974)	(23,644)	(25,326)
Net gain on sale	514	956	883	2,170	416
Writedowns	(270)	(1,257)	(3,101)	(1,824)	(1,719)

OREO at end of period	$1,391	$1,220	$11,243	$17,102	$26,203

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $62 million and $53 million of BOLI on its consolidated balance sheet at December 31, 2016 and 2015.  The Company acquired $7 million of BOLI during 2016 in association with its May 17, 2016 Cornerstone acquisition.

Table 26 — Rollforward of Bank Owned Life Insurance

December 31, (in thousands)	2016	2015	2014

BOLI at beginning of period	$52,817	$51,415	$25,086
BOLI acquired	7,461	—	25,000
Increase in cash surrender value	1,516	1,402	1,329
BOLI at end of period	$61,794	$52,817	$51,415

Deposits

Table 27 — Deposit Composition

December 31, (in thousands)	2016	2015	2014	2013	2012

Demand	$872,709	$783,054	$691,787	$651,134	$580,900
Money market accounts	541,622	501,059	471,339	479,569	514,698
Brokered money market accounts	360,597	200,126	35,649	35,533	35,596
Savings	164,410	117,408	91,625	78,020	62,145
Individual retirement accounts*	42,642	36,016	28,771	28,767	32,491
Time deposits, $250 and over*	37,200	42,775	56,556	67,255	80,906
Other certificates of deposit*	140,894	127,878	104,010	75,516	100,036
Brokered certificates of deposit*	28,681	44,298	75,876	86,421	97,110

Total interest-bearing deposits	2,188,755	1,852,614	1,555,613	1,502,215	1,503,882
Total noninterest-bearing deposits	971,937	634,863	502,569	488,642	479,046

Total deposits	$3,160,692	$2,487,477	$2,058,182	$1,990,857	$1,982,928

*Represents a time deposit.

Total Company deposits increased $673 million, or 27%, from December 31, 2015 to $3.2 billion at December  31, 2016. Total Company interest-bearing deposits increased $336 million, or 18%, while total Company noninterest bearing deposits increased $337 million, or 53%.

The Company assumed $205 million in deposits through its May 17, 2016 Cornerstone acquisition, including approximately $152 million in interest-bearing deposits and $53 million in noninterest-bearing deposits.  Outside of the Company’s Cornerstone acquisition and a $160 million increase in brokered money market deposits, increases in balances for several large corporate clients drove the Company’s overall increase in deposits during 2016.

Despite an increase in short-term interest rates in mid-December 2016, the Bank did not increase interest rates, in general, on its deposit product offerings in an effort to combat on-going compression within the Bank’s net interest margin.  Due to on-going competitive pressures, however, management is uncertain if, and to what extent, it will be able to maintain this strategy in the future if short-term interest rates continue to rise.  If the Bank begins to experience an increased outflow of deposits due to its pricing structure, it may be forced to increase rates on most, if not all, of its transactional deposit accounts in order to maintain adequate liquidity for anticipated asset growth and the normal operations of the Bank.  Such an increase in the Bank’s deposit rates would likely have a negative impact on the Bank’s net interest income and net interest margin.

Table 28 — Average Deposits

	2016		2015		2014		2013		2012
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$962,473	0.10%	$840,815	0.07%	$750,693	0.07%	$696,295	0.07%	$614,118	0.06%
Money market accounts	546,360	0.20	485,508	0.16	477,129	0.16	508,288	0.12	478,682	0.15
Time deposits	221,634	1.00	200,863	0.96	174,904	0.65	187,076	0.73	253,567	0.86
Brokered money market	289,612	0.43	132,623	0.21	34,586	0.20	34,691	0.20	22,469	0.22
Brokered certificates of deposit	38,513	1.45	54,405	1.57	72,889	2.12	88,497	1.75	143,619	1.19
Total average interest-bearing deposits	2,058,592	0.29	1,714,214	0.26	1,510,201	0.26	1,514,847	0.27	1,512,455	0.34
Total average noninterest-bearing deposits	894,049	—	651,275	—	553,929	—	513,891	—	624,053	—
Total average deposits	$2,952,641	0.21	$2,365,489	0.19	$2,064,130	0.19	$2,028,738	0.20	$2,136,508	0.24

Table 29 — Maturities of Time Deposits Greater than $100,000 at December 31, 2016

		Weighted
		Average
Maturity (dollars in thousands)	Principal	Rate

Three months or less	$27,342	0.48%
Over three months through six months	9,756	0.29
Over six months through 12 months	15,744	0.39
Over 12 months	65,317	1.72
Total	$118,159	1.14

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

SSUARs decreased approximately $222 million, or 56%, during 2016, with two large corporate clients accounting for $174 million, or 78%, of the decrease.  The first client transferred approximately $120 million in funds to a competing financial institution as a result of proposed changes by the Bank to the client’s account structure. The second client reflected a decrease of $54 million during the period due to normal seasonal cash flow needs. The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Table 30 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2016	2015	2014	2013	2012

Outstanding balance at end of period	$173,473	$395,433	$356,108	$165,555	$250,884
Weighted average interest rate at period end	0.05%	0.02%	0.04%	0.04%	0.06%
Average outstanding balance during the period	$280,296	$379,477	$296,196	$170,386	$237,414
Average interest rate during the period	0.02%	0.02%	0.04%	0.04%	0.16%
Maximum outstanding at any month end	$367,373	$442,981	$408,891	$242,721	$272,057

Federal Home Loan Bank Advances

FHLB advances increased $103 million, or 15%, from December 31, 2015 to $803 million at December 31, 2016. The Bank obtained a $100 million 90-day advance in December 2016 at a fixed rate of 0.74%.  In addition, the Bank renewed its $10 million variable rate advance tied to 3-month LIBOR in December 2016. Term advances totaling $142 million were repaid during 2016. Of the repaid advances, $92 million of advances at a rate of 1.67% were paid off at maturity, while $50 million at a rate of 4.39% were terminated early during the third quarter of 2016 with a prepayment penalty of $846,000. The Bank expects to recover the amount of this penalty through a reduction in interest expense over what would have been the remaining original term of these advances.

The Bank held $285 million in overnight advances at a rate of 0.64% as of December 31, 2016, compared to $150 million in overnight advances at a rate of 0.35% held at December 31, 2015.  The Company’s usage of overnight FHLB advances increased during 2016 primarily due to significant growth in outstanding warehouse lines credit.  Management anticipates its usage of FHLB overnight advances will continue to correlate with fluctuations in outstanding warehouse lines in 2017.

Table 31 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2016	2015	2014	2013	2012

Outstanding balance at end of period	$802,500	$699,500	$707,500	$605,000	$542,600
Weighted average interest rate at period end	1.35%	1.77%	1.60%	2.42%	2.64%
Average outstanding balance during the period	$583,591	$599,630	$584,516	$578,633	$560,659
Average interest rate during the period	1.87%	1.99%	2.24%	2.54%	2.65%
Maximum outstanding at any month end	$987,500	$916,500	$707,500	$605,000	$789,618

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

See Footnote 8 “Interest Rate Swaps” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 138% and 148% at December 31, 2016 and 2015. At December 31, 2016 and 2015, the Company had cash and cash equivalents on-hand of $289 million and $210 million. In addition, the Bank had available collateral to borrow an additional $378 million and $567 million from the FHLB at December 31, 2016 and 2015. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $150 million and $170 million available through various other financial institutions as of December 31, 2016 and 2015.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2016 and 2015, these pledged investment securities had a fair value of $232 million and $490 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2016, the Bank had approximately $623 million in deposits from 69 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $435 million, or 14%, of the Company’s total deposit balances at December 31, 2016. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to its on-going success of growing loans and its overall use of non-core funding sources, the Bank has regularly approached, and in some cases, has fallen outside of its internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  Management also believes that in the near-term, as loan growth is expected to continue to outpace deposit growth, the Bank could continue to approach and sometimes fall outside of its internal liquidity policy limits.  On a long-term basis, management is focusing its efforts on various deposit gathering strategies, including raising significant deposits through its MemoryBank brand, in order to improve the Bank’s overall liquidity position.  As of December 31, 2016, the Bank was in compliance with all Board-approved liquidity policies.

Capital

Table 32 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands, except per share data)	2016	2015	2014	2013	2012

Stockholders’ equity	$604,406	$576,547	$558,731	$542,793	$536,702
Book value per share at December 31,	28.97	27.59	26.80	26.09	25.60
Tangible book value per share at December 31,*	27.89	26.87	26.08	25.35	24.86
Dividends declared per share - Class A Common Stock	0.825	0.781	0.737	0.693	1.749
Dividends declared per share - Class B Common Stock	0.750	0.710	0.670	0.630	1.590
Average stockholders’ equity to average total assets	13.32%	14.43%	15.66%	16.15%	14.89%
Total risk based capital	16.37	20.58	22.17	26.72	25.28
Common equity tier 1 capital	14.59	18.39	NA	NA	NA
Tier 1 risk based capital	15.55	19.69	21.28	25.67	24.31
Tier 1 leverage capital	13.54	14.82	15.92	16.81	16.36
Dividend payout ratio	37	46	53	56	31
Dividend yield	2.09	2.96	2.98	2.82	8.28

*See Footnote 2 of Part II, Item 6 “Selected Financial Data” for additional detail.

NA – Not applicable.

Total stockholders’ equity increased from $577 million at December 31, 2015 to $604 million at December 31, 2016. The increase in stockholders’ equity was primarily attributable to net income earned during 2016 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2016, the Bank could, without prior approval, declare dividends of approximately $60 million.

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

Effective January 1, 2015 the Company and the Bank became subject to the capital regulations in accordance with Basel III. These regulations established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 Risk-Based Capital ratio and a new capital conservation buffer. The regulations included revisions to the definition of capital and changes in the risk weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer phases in over time based on the following schedule: a capital conservation buffer of .625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

Banking regulators have categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk-Based Capital and Tier I Leverage capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I risk based capital and Tier I Leverage capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, and FDIC. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The

Company chose not to redeem the subordinated note on January 1, 2017, and is currently carrying the note at a cost of LIBOR plus 1.42%.

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

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 33 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2016 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$453,110	$—	$—	$—	$453,110
Unused home equity lines of credit	22,811	51,155	50,098	217,370	341,434
Unused loan commitments - other	442,822	48,916	25,402	43,489	560,629
Commitments to purchase loans*	3,176	—	—	—	3,176
Standby letters of credit	5,227	10,278	63	—	15,568
Total off balance sheet items	$927,146	$110,349	$75,563	$260,859	$1,373,917

*Commitments are made through the Bank’s Correspondent Lending channel.

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $16 million and $13 million at December 31, 2016 and 2015. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follow:

Table 34 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2016 (in thousands)	one year	three years	five years	years	Total

Deposits without a stated maturity*	$1,939,364	$—	$—	$—	$1,939,364
Time deposits (including brokered CDs)*	109,100	82,437	58,067	—	249,604
Federal Home Loan Bank advances*	490,735	217,500	85,000	10,000	803,235
Subordinated note*	—	—	—	41,240	41,240
Securities sold under agreements to repurchase*	173,473	—	—	—	173,473
Lease commitments	5,809	8,943	6,331	5,385	26,468
Other commitments**	7,564	2,431	2,521	618	13,134
Total contractual obligations	$2,726,045	$311,311	$151,919	$57,243	$3,246,518

*Includes accrued interest.

**Primarily includes dividends declared on common stock, the Bank’s Supplemental Executive Retirement Plan (“SERP”),  and the Bank’s significant long-term vendor contracts.

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

See Footnote 18 “Benefit Plans” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s SERP commitments.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases.

See Footnote 21 “Transactions with Related Parties and their Affiliates” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s lease commitments.

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model.  A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized a dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one year time period.  This dynamic model projects a “Base” case net interest income over the next 12 months and the effect to net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, the actual timing and magnitude of changes in loan and deposit balances, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of December 31, 2016 and 2015, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of December 31, 2016 and 2015 was not considered meaningful and is not presented by the Bank because decreases in the Fed Funds Target Rate were considered unlikely as of December 31, 2016. The Federal Open Market Committee raised the FFTR for the second time in 10 years during December 2016 from between 0.25% and 0.50% to 0.50% and 0.75%, with further guidance suggesting that additional increases to the FFTR were more likely than not during 2017.

The Bank’s dynamic simulation model as of December 31, 2016 projected improvement in the Bank’s net interest income relative to the Base case in the Up 100 to Up 400 basis points scenarios.  With the exception of the Up 100 scenario, the improvement in each of these scenarios was greater than the projected improvement reflected in the same scenarios as of December 31, 2015.  The less favorable projection in the Up 100 scenario compared to the prior year’s simulation forecast was driven by the Bank’s use of more conservative beta assumptions on its non-maturity deposit portfolio at December 31, 2016. While the Up 200 to Up 400 scenarios were also impacted by the use of more conservative beta assumptions on the non-maturity deposit portfolio, this factor was outweighed by growth in shorter-term loans during 2016, in particular the Bank’s warehouse lines of credit, which reprice monthly.  Also benefitting the December 31, 2016 scenarios when compared to the December 31, 2015 scenarios was growth in the Bank’s deposit base during the 2016.

The following tables illustrate the Bank’s projected percent change from its Base net interest income as of December 31, 2016 and 2015 based on instantaneous movements in interest rates from Up 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees.

Table 35 — Bank Interest Rate Sensitivity at December 31, 2016

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	3.80%	4.30%	4.60%	3.80%
Board policy limit on % change from base	(4.00)	(8.00)	(12.00)	(16.00)

Table 36 — Bank Interest Rate Sensitivity at December 31, 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	4.21%	3.82%	2.78%	(0.76)%
Board policy limit on % change from base	(5.00)%	(10.00)%	(15.00)%	(20.00)%

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

The Bank’s EVE calculation as of December 31, 2016 reflected a decline from the Base case in the Up 100 to Up 400 basis points scenarios.  The projected decline was less than the projected decline at December 31, 2015 for the same scenarios.  Similar to the drivers of improvement in the Bank’s dynamic earnings simulation scenarios mentioned above, the smaller decline from the Base case in EVE compared to the prior year’s scenarios was primarily driven by growth in the Bank’s shorter-term loans and deposit base during 2016.

The following tables illustrate the Bank’s EVE sensitivity as of December 31, 2016 and 2015:

Table 37 — Bank Economic Value of Equity Sensitivity for 2016

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base Economic Value of Equity	(4.50)%	(13.40)%	(19.00)%	(27.40)%
Board policy limit on % change from base	(10.00)	(20.00)	(35.00)	(45.00)

Table 38 — Bank Economic Value of Equity Sensitivity for 2015

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base Economic Value of Equity	(7.36)%	(15.79)%	(27.40)%	(38.19)%
Board policy limit on % change from base	(10.00)%	(20.00)%	(35.00)%	(45.00)%

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2016, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the audited 2016 and 2015 consolidated financial statements and on the effectiveness of the Company’s internal control in their report dated March 9, 2017.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

of Republic Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky
March 9, 2017

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2016	2015

ASSETS

Cash and cash equivalents	$289,309	$210,082
Securities available for sale	481,275	517,058
Securities held to maturity (fair value of $53,249 in 2016 and $39,196 in 2015)	52,864	38,727
Mortgage loans held for sale, at fair value	11,662	4,083
Consumer loans held for sale, at fair value	2,198	—
Consumer loans held for sale, at the lower of cost or fair value	1,310	514
Loans	3,810,778	3,326,610
Allowance for loan and lease losses	(32,920)	(27,491)
Loans, net	3,777,858	3,299,119
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	42,869	31,106
Goodwill	16,300	10,168
Other real estate owned	1,391	1,220
Bank owned life insurance	61,794	52,817
Other assets and accrued interest receivable	49,271	37,187

TOTAL ASSETS	$4,816,309	$4,230,289

LIABILITIES

Deposits:
Noninterest-bearing	$971,937	$634,863
Interest-bearing	2,188,755	1,852,614
Total deposits	3,160,692	2,487,477

Securities sold under agreements to repurchase and other short-term borrowings	173,473	395,433
Federal Home Loan Bank advances	802,500	699,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	33,998	30,092

Total liabilities	4,211,903	3,653,742

Commitments and contingent liabilities (Footnote 13)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value, 100,000 shares authorized,	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,614,961 shares (2016) and 18,651,841 shares (2015) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,245,011 shares (2016) and 2,245,250 shares (2015) issued and outstanding	4,906	4,915
Additional paid in capital	138,192	136,910
Retained earnings	460,621	432,673
Accumulated other comprehensive income	687	2,049

Total stockholders’ equity	604,406	576,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,816,309	$4,230,289

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2016	2015	2014
INTEREST INCOME:

Loans, including fees	$164,232	$133,958	$123,360
Taxable investment securities	7,876	7,046	7,481
Federal Home Loan Bank stock and other	1,884	1,428	1,536
Total interest income	173,992	142,432	132,377

INTEREST EXPENSE:

Deposits	6,058	4,380	3,905
Securities sold under agreements to repurchase and other short-term borrowings	65	92	112
Federal Home Loan Bank advances	10,900	11,934	13,072
Subordinated note	915	2,056	2,515
Total interest expense	17,938	18,462	19,604

NET INTEREST INCOME	156,054	123,970	112,773

Provision for loan and lease losses	14,493	5,396	2,859

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	141,561	118,574	109,914

NONINTEREST INCOME:

Service charges on deposit accounts	13,176	13,015	13,807
Net refund transfer fees	19,240	17,388	16,130
Mortgage banking income	6,882	4,411	2,862
Interchange fee income	9,009	8,353	7,017
Program fees	3,044	1,233	591
Increase in cash surrender value of bank owned life insurance	1,516	1,402	1,329
Gain on call of security available for sale	—	88	—
Net gains (losses) on other real estate owned	244	(301)	(2,218)
Other	4,398	2,405	3,001
Total noninterest income	57,509	47,994	42,519

NONINTEREST EXPENSES:

Salaries and employee benefits	69,882	58,091	54,373
Occupancy and equipment, net	21,777	20,689	22,008
Communication and transportation	4,256	3,752	3,866
Marketing and development	3,778	3,161	3,264
FDIC insurance expense	1,780	2,084	1,865
Bank franchise tax expense	4,757	4,734	4,616
Data processing	6,121	4,340	3,513
Interchange related expense	4,140	3,873	3,450
Supplies	1,406	1,101	1,009
Other real estate owned expense	503	735	1,024
Legal and professional fees	2,556	3,306	2,766
FHLB advance prepayment penalty	846	—	—
Other	8,305	7,458	6,364
Total noninterest expenses	130,107	113,324	108,118

INCOME BEFORE INCOME TAX EXPENSE	68,963	53,244	44,315
INCOME TAX EXPENSE	23,060	18,078	15,528
NET INCOME	$45,903	$35,166	$28,787

BASIC EARNINGS PER SHARE:
Class A Common Stock	$2.22	$1.70	$1.39
Class B Common Stock	2.02	1.55	1.32

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$2.22	$1.70	$1.38
Class B Common Stock	2.01	1.54	1.32

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.825	$0.781	$0.737
Class B Common Stock	0.750	0.710	0.670

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2016	2015	2014

Net income	$45,903	$35,166	$28,787

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(125)	(514)	(1,082)
Reclassification amount for derivative losses realized in income	332	402	424
Change in unrealized gain (loss) on securities available for sale	(2,294)	(3,160)	2,021
Reclassification adjustment for gain on security available for sale recognized in earnings	—	(88)	—
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(9)	(125)	475
Net unrealized gains (losses)	(2,096)	(3,485)	1,838
Tax effect	734	1,219	(644)
Total other comprehensive income (loss), net of tax	(1,362)	(2,266)	1,194

COMPREHENSIVE INCOME	$44,541	$32,900	$29,981

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2014	18,541	2,260	$4,894	$133,012	$401,766	$3,121	$542,793

Net income	—	—	—	—	28,787	—	28,787

Net change in accumulated other comprehensive income	—	—	—	—	—	1,194	1,194

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(13,680)	—	(13,680)
Class B Shares	—	—	—	—	(1,508)	—	(1,508)

Stock options exercised, net of shares redeemed	62	—	13	1,586	(496)	—	1,103

Repurchase of Class A Common Stock	(15)	—	(3)	(95)	(249)	—	(347)

Conversion of Class B Common Stock to Class A Common Stock	15	(15)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	(256)	—	—	(256)

Deferred director compensation expense - Class A Common Stock	2	—	—	187	—	—	187

Stock based compensation expense - restricted stock	(2)	—	—	402	3	—	405

Stock based compensation expense - options	—	—	—	53	—	—	53

Balance, December 31, 2014	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2015	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

Net income	—	—	—	—	35,166	—	35,166

Net change in accumulated other comprehensive income	—	—	—	—	—	(2,266)	(2,266)

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(14,531)	—	(14,531)
Class B Shares	—	—	—	—	(1,594)	—	(1,594)

Stock options exercised, net of shares redeemed	67	—	16	1,708	(588)	—	1,136

Repurchase of Class A Common Stock	(22)	—	(5)	(143)	(403)	—	(551)

Net change in notes receivable on Class A Common Stock	—	—	—	(189)	—	—	(189)

Deferred director compensation expense - Class A Common Stock	5	—	—	223	—	—	223

Stock based compensation expense - restricted stock	(1)	—	—	253	—	—	253

Stock based compensation expense - options	—	—	—	169	—	—	169

Balance, December 31, 2015	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2016	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

Net income	—	—	—	—	45,903	—	45,903

Net change in accumulated other comprehensive income	—	—	—	—	—	(1,362)	(1,362)

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(15,359)	—	(15,359)
Class B Shares	—	—	—	—	(1,685)	—	(1,685)

Stock options exercised, net of shares redeemed	4	—	—	80	—	—	80

Repurchase of Class A Common Stock	(43)	—	(9)	(287)	(911)	—	(1,207)

Net change in notes receivable on Class A Common Stock	—	—	—	289	—	—	289

Deferred director compensation expense - Class A Common Stock	4	—	—	170	—	—	170

Stock based compensation expense - performance stock units	—	—	—	524	—	—	524

Stock based compensation expense - restricted stock	(2)	—	—	258	—	—	258

Stock based compensation expense - stock options	—	—	—	248	—	—	248

Balance, December 31, 2016	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$45,903	$35,166	$28,787
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	503	729	424
Accretion on loans, deposits and core deposit intangible, net	(2,573)	(2,835)	(6,263)
Depreciation of premises and equipment	7,495	6,742	6,363
Amortization of mortgage servicing rights	1,757	1,400	1,330
Provision for loan and lease losses	14,493	5,396	2,859
Net gain on sale of mortgage loans held for sale	(6,656)	(3,915)	(2,440)
Origination of mortgage loans held for sale	(216,812)	(160,989)	(82,457)
Proceeds from sale of mortgage loans held for sale	214,760	167,209	82,015
Net gain on sale of consumer loans held for sale	(2,835)	(978)	—
Origination of consumer loans held for sale	(380,066)	(137,551)	—
Proceeds from sale of consumer loans held for sale	379,907	138,015	—
Net realized gain on sales, calls and impairment of securities	—	(88)	—
Net gain realized on sale of other real estate owned	(514)	(956)	(883)
Writedowns of other real estate owned	270	1,257	3,101
Net gain on sale of banking center	—	(28)	—
Deferred director compensation expense - Company Stock	170	223	187
Stock based compensation expense	1,030	422	458
Increase in cash surrender value of bank owned life insurance	(1,516)	(1,402)	(1,329)
Net change in other assets and liabilities:
Accrued interest receivable	(659)	(426)	(535)
Accrued interest payable	(298)	(33)	(197)
Other assets	(7,227)	(2,785)	(2,145)
Other liabilities	540	5,473	(2,570)
Net cash provided by operating activities	47,672	50,046	26,705

INVESTING ACTIVITIES:
Net change in cash for acquisition of Cornerstone Bancorp, Inc.	(9,088)	—	—
Purchases of securities available for sale	(419,254)	(1,512,809)	(876,854)
Purchases of securities held to maturity	(19,935)	—	—
Proceeds from calls, maturities and paydowns of securities available for sale	452,247	1,427,696	875,978
Proceeds from calls, maturities and paydowns of securities held to maturity	6,112	6,663	5,137
Net change in outstanding warehouse lines of credit	(198,710)	(67,298)	(169,855)
Purchase of non-business-acquisition loans, including premiums paid	(51,868)	(117,516)	(235,824)
Net change in other loans	(125,756)	(100,660)	(46,383)
Proceeds from redemption of Federal Home Loan Bank stock	224	—	134
Proceeds from sale of mortgage loans transferred to held for sale	72,330	—	—
Proceeds from sales of other real estate owned	4,595	9,412	9,532
Proceeds from sale of banking center	—	1,623	—
Net purchases of premises and equipment	(7,031)	(5,319)	(7,759)
Purchase of bank owned life insurance	—	—	(25,000)
Net cash used in investing activities	(296,134)	(358,208)	(470,894)

FINANCING ACTIVITIES:
Net change in deposits	468,544	429,295	67,325
Net change in securities sold under agreements to repurchase and other short-term borrowings	(221,960)	39,325	190,553
Payments of Federal Home Loan Bank advances	(292,000)	(218,000)	(188,000)
Proceeds from Federal Home Loan Bank advances	395,000	210,000	290,500
Payoff of subordinated note, net of common security interest	(4,000)	—	—
Repurchase of Common Stock	(1,207)	(551)	(347)
Net proceeds from Common Stock options exercised	80	1,136	1,103
Cash dividends paid	(16,768)	(15,839)	(14,930)
Net cash provided by financing activities	327,689	445,366	346,204

NET CHANGE IN CASH AND CASH EQUIVALENTS	79,227	137,204	(97,985)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	210,082	72,878	170,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,309	$210,082	$72,878

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$18,219	$18,495	$19,801
Income taxes	26,069	17,942	18,828

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$4,778	$2,938	$7,333
Transfers from loans held for investment to held for sale	71,201	—	—
Loans provided for sales of other real estate owned	256	3,248	1,442

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation —  The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). The Bank is a Kentucky-based, state chartered non-member financial institution that provides both traditional and non-traditional banking products through four distinct operating segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States. The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as 10 other third-party insurance captives for which insurance may not be available or economically feasible.  Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as (“Republic” or the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

As a result of its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic Bancorp, Inc. became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary. As permitted under the terms of CCT1’s governing documents, the Company redeemed these securities at the par amount of approximately $4 million, without penalty, on September 15, 2016.

As of December 31, 2016, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Core Bank (includes Traditional Banking, Warehouse Lending and Mortgage Banking segments)

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2016, Republic had 44 full-service banking centers with locations as follows:

•	Kentucky – 32
•	Metropolitan Louisville – 19
•	Central Kentucky – 8
•	Elizabethtown – 1
•	Frankfort – 1
•	Georgetown – 1
•	Lexington – 4
•	Shelbyville – 1
•	Western Kentucky – 2
•	Owensboro – 2
•	Northern Kentucky – 3
•	Covington – 1
•	Florence – 1
•	Independence – 1
•	Southern Indiana – 3
•	Floyds Knobs – 1
•	Jeffersonville – 1
•	New Albany – 1
•	Metropolitan Tampa, Florida – 6
•	Metropolitan Cincinnati, Ohio – 1

•	Metropolitan Nashville, Tennessee – 2

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

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit.  These credit facilities are primarily secured by single family, first lien residential real estate loans.  The credit facility enables the mortgage banking clients to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank or purchased by the Bank through its Correspondent Lending channel. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans.  Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

Primarily from its Warehouse clients, the Core Bank acquires single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 75% of loans acquired through this origination channel as of December 31, 2016, secured by collateral in the state of California.

Republic Processing Group

Tax Refund Solutions division — Through its TRS division, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned on RTs, net of rebates, are reported as noninterest income under the line item “Net refund transfer fees.”

TRS first offered its Easy Advance (“EA”) tax credit product during the first two months of 2016 with the following features:

•	An advance amount of $750 per taxpayer customer;
•	No EA fee charged to the taxpayer customer;
•

All fees for the product were paid by the tax preparer or tax software company (collectively, the “Tax Providers”) with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;

•	No requirement that the taxpayer customer pay for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check or Walmart Direct2Cash® product, based on the taxpayer customer’s election;
•	Repayment of the EA to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans under the line item “Loans, including fees.”

Republic Credit Solutions division — Through its RCS division, the Bank offers short-term consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.

The Company reports RCS loans originated for investment under “Loans,” while loans originated for sale are reported under “Consumer loans held for sale.”  The Company reports interest income and loan origination fees earned on RCS loans under Loans, including fees, while any gains or losses on sale reported as noninterest income under “Program fees.”

Republic Payment Solutions division — Through its RPS division, the Bank is an issuing bank offering general-purpose reloadable prepaid cards through third party program managers.

The Company reports fees related to RPS programs under Program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under Interchange fee income.

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

Loans originated through the Traditional Bank’s Correspondent Lending channel are primarily secured by single family, first lien residences located outside the Company’s market footprint, with 75% of such loans secured by collateral located in the state of California as of December 31, 2016. Furthermore, warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2016, 25% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2016, 2015 and 2014, approximately 20%, 13% and 12% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG segment.

For 2016, 2015 and 2014, approximately 8%, 7% and 5% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Accounting for Business Acquisitions — The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its internal growth strategies.

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

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments for loans and other real estate owned may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

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

Mortgage loans held for sale are generally sold with the mortgage servicing rights (“MSRs”) retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded as a component of net servicing income within Mortgage Banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into Mortgage Banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

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

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase, as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2016 and 2015, management determined there was no impairment within the MSR portfolio.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014. Late fees and ancillary fees related to loan servicing are considered nominal.

Loans — The Bank’s financing receivables consist primarily of loans and a nominal amount of lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, inclusive of purchase premiums or discounts, deferred loan fees and costs and the Allowance. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.

Lease financing receivables, all of which are direct financing leases, are reported at their principal balance outstanding net of any unearned income, deferred fees and costs and applicable Allowance.  Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

Interest income on mortgage and commercial loans is typically discontinued at the time the loan is 80 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan, which may define past due status by the number of days or the number of payments past due. In most cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 80 days still on accrual include both smaller balance, homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Interest accrued but not received for all classes of loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, typically a minimum of six months of performance. Consumer and credit card loans, are not placed on nonaccrual status, but are reviewed periodically and charged off when the loan is deemed uncollectible, generally no more than 120 days.

Loans purchased in a business acquisition are accounted for using one of the following accounting standards:

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

•

ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value purchased credit impaired (“PCI”) loans. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan, or fair value, represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. Additionally, the difference between contractual cash flows and expected cash flows of PCI loans is referred to as the “non-accretable discount.”

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

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable discount established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI Substandard loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans are placed on nonaccrual if management cannot reasonably estimate future cash flows on such loans.

If a troubled debt restructuring (“TDR”) is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

Allowance for Loan and Lease Losses (“Allowance”) — The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Loan losses are charged against the Allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the Allowance. Management estimates the Allowance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the Allowance may be made for specific classes, but the entire Allowance is available for any loan that, in management’s judgment, should be charged off.

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

Specific Component –Loans Individually Classified as Impaired

The Bank defines impaired loans as follows:

•	All loans internally rated as “Substandard,” “Doubtful” or “Loss”;
•	All loans on nonaccrual status;
•	All TDRs;
•	All loans internally rated in a PCI category with cash flows that have deteriorated from management’s initial acquisition day estimate; and
•	Any other situation where the full collection of the total amount due for a loan is improbable or otherwise meets the definition of impaired.

Generally, loans are designated as “Classified” or “Special Mention” to ensure more frequent monitoring. These loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original or modified contractual terms, then the loan is generally downgraded and often placed on nonaccrual status.

Under GAAP, the Bank uses the following methods to measure specific loan impairment, including:

•

Cash Flow Method — The recorded investment in the loan is measured against the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bank employs this method for a significant portion of its TDRs. Impairment amounts under this method are reflected in the Bank’s Allowance as specific reserves on the respective impaired loan. These specific reserves are adjusted quarterly based upon reevaluation of the expected future cash flows and changes in the recorded investment.

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral less applicable selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale or operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller-balance, homogeneous mortgage loan. The Bank’s selling costs for its collateral-dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral-dependent loans whose repayment is based solely on the operations of the underlying collateral.

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or broker price opinions (“BPOs”) for loans with potential impairment. Updated valuations for commercial-related credits exhibiting an increased risk of loss are typically obtained within one year of the previous valuation. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts such stale valuations primarily based on age and market conditions of the underlying collateral.

General Component – Pooled Loans Collectively Evaluated

The general component of the Allowance covers loans collectively evaluated for impairment by loan class and is based on historical loss experience, with potential adjustments for current relevant qualitative factors. Historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller-balance, homogeneous loans, such as consumer and residential real estate loans, are typically included in the general component but may be individually evaluated if classified as a TDRs, on nonaccrual, or a case where the full collection of the total amount due for a such loan is improbable or otherwise meets the definition of impaired.

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•	Rolling four quarter average
•	Rolling eight quarter average
•	Rolling twelve quarter average
•	Rolling sixteen quarter average
•	Rolling twenty quarter average
•	Rolling twenty-four quarter average
•	Rolling twenty-eight quarter average
•	Rolling thirty-two quarter average
•	Current year to date historical loss factor average

In order to take account of periods of economic growth and economic downturn, management generally uses the highest of the evaluated averages above for each loan class when determining its historical loss factors.

Loan classes are also evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each class. Management assigns risk multiples to certain classes to account for qualitative factors such as:

•	Changes in nature, volume and seasoning of the portfolio;
•	Changes in experience, ability and depth of lending management and other relevant staff;
•	Changes in the quality of the Bank’s credit review system;
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	Changes in the volume and severity of past due, nonperforming and classified loans;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of portfolios, including the condition of various market segments;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

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

For this portfolio, the Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, public information, and current economic trends. The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s). The Bank analyzes loans individually, and based on this analysis, establishes a credit risk rating consistent with its credit risk matrix.

Portfolio Segment 2 — Loans where the Allowance methodology is driven by delinquency and nonaccrual data (primarily small dollar, retail mortgage or consumer related).

For this portfolio, the Bank analyzes risk classes based on delinquency and/or nonaccrual status.

Allowance for Loans Originated Through the Republic Processing Group Segment

The RPG Allowance at December 31, 2016 and 2015 primarily related to loans originated and held for investment through the RCS division. RCS generally originates small-dollar, short-term credit products. In some instances, the Bank originates these products, sells 90% of the balances within two days of loan origination, and retains a 10% interest.

One short-term, line-of-credit product represented the substantial majority of the RCS held-for-investment loan portfolio at December 31, 2016.   For this product, management conducts an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance. For RCS’s other products, the Allowance is estimated using a method similar to Core Bank loans, as described above. Due to their non-traditional, small-dollar and short-term nature, RCS loans generally experience higher loss rates than Core Bank consumer products.

RPG’s TRS division first offered its EA tax-credit product during the first two months of 2016 and again during the first quarter of 2017. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered, which was through February 29, 2016 for the first quarter 2016 tax season. During 2016, EAs were generally repaid within three weeks of origination. Provisions for loan losses on EAs were estimated when advances were made, with all provisions made in the first quarter of 2016. No Allowance for EAs existed as of December 31, 2016, as all EAs had been paid off or had been charged-off within 81 days of origination.  The majority of EA charge-offs were recorded during the second quarter of 2016.

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” in this section of the filing for additional discussion regarding the Company’s Allowance.

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

Other Real Estate Owned (“OREO”) — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10-13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions. Operating costs after acquisition are expensed.

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

Federal Home Loan Bank Stock — The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and annually evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

Bank Owned Life Insurance — The Bank maintains BOLI policies on certain employees. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Bank recognizes tax-free income from the periodic increases in cash surrender value of these policies and from death benefits in noninterest income. Credit ratings for the Bank’s BOLI carriers are reviewed at least annually.

Goodwill and Other Intangible Assets — Goodwill resulting from business acquisitions prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business acquisitions after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.

The Company has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million and $10 million at December 31, 2016 and 2015 was not impaired and is properly recorded in the consolidated financial.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Related to the Company’s May 17, 2016 acquisition of Cornerstone Bancorp, Inc., the Company maintained $1 million of CDI assets as of December 31, 2016, with no similar intangible assets recorded as of December 31, 2015.  The Cornerstone related CDI is scheduled to amortize through 2022.

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

The Bank enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Bank enters into offsetting positions with dealer counterparties in order to minimize the Bank’s interest rate risk. These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

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

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet included no required reserve balances at December 31, 2016 and 2015.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $2 million and $2 million as of December 31, 2016 and 2015.

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

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Footnote 15 “Fair Value” in this section of the filing. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information — Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in four lines of business – Traditional Banking, Warehouse, Mortgage Banking and RPG.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Adoption of Issued but Not Yet Effective Accounting Pronouncements:

The following Account Standard Updates (“ASUs”) were issued prior to December 31, 2016 and are considered relevant to the Company’s financial statements:

ASU. No.	Topic	Nature of Update	Date Adoption Required	Method of Adoption	Expected Impact to Company's Financial Statements

2014-9	Revenue from Contracts with Customers (Topic 606)

Requires that revenue from contracts with clients be recognized upon transfer of control of a good or service in the amount of consideration expected to be received.  Changes the accounting for certain contract costs, including whether they may be offset against revenue in the statements of income, and requires additional disclosures about revenue and contract costs.

			January 1, 2018	Full retrospective approach or a modified-retrospective approach.	Immaterial

2016-1	Financial Instruments – Overall (Topic 825-10)

Among other things: Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

			January 1, 2018	Permits early adoption to certain provisions.	Immaterial

2016-2	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.	Currently under analysis. During 2016, the Company began a preliminary analysis of its operating leases.

2016-4	Liabilities – Extinguishments of Liabilities (Topic 405-20)

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

Clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18 of the Accounting Standards Codification) continue to be met.

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

			January 1, 2017	Certain elements are applied retrospectively, some prospectively.	Immaterial

2016-13	Financial Instruments – Credit Losses (Topic 326)	Amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.	Substantial, yet fully undetermined, increase in allowance for credit losses. During 2016, the Company formed a committee to implement the transition and also began analyzing its loan-level data.

2016-15	Statement of Cash Flows (Topic 230)	Provides additional guidance for preparation of a cash flow statement.	January 1, 2018	Retrospective transition unless impractical.	Immaterial

2016-16	Income Taxes (Topic 740)

Requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU eliminates the exception for an intra-entity transfer of an asset other than inventory.

			January 1, 2018	Modified-retrospective approach.	Immaterial

2016-17	Statement of Cash Flows (Topic 230)

Requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This ASU does not provide a definition of restricted cash or restricted cash equivalents.

			January 1, 2018	Retrospective approach.	Immaterial

2.ACQUISITION OF CORNERSTONE BANCORP, INC.

OVERVIEW

On May 17, 2016, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), and its wholly-owned bank subsidiary Cornerstone Community Bank (“CCB”), for approximately $32 million in cash. The primary reason for the acquisition of Cornerstone was to expand the Company’s footprint in the Tampa, Florida metropolitan statistical area.

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Cornerstone, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those previously reported preliminary fair values, and the final fair values of those assets and liabilities as recorded by the Company. Effective October 1, 2016, management believes it has finalized the fair values of the acquired assets and assumed liabilities within the 12 months following the date of acquisition, as allowed by GAAP.

Summary of Assets Acquired and Liabilities Assumed

	May 17, 2016
	As Previously Reported			As Recasted
	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by Cornerstone	Adjustments		Adjustments		by Republic

Assets acquired:

Cash and cash equivalents	$22,707	$—		$—		$22,707
Investment securities	329	—		—		329
Loans	195,136	(5,525)	a	13	a	189,624
Allowance for loan and lease losses	(1,955)	1,955	a	—		—
Loans, net	193,181	(3,570)		13		189,624
Federal Home Loan Bank stock, at cost	224	—		—		224
Premises and equipment, net	7,770	4,457	b	—		12,227
Core deposit intangible	—	1,205	c	—		1,205
Deferred income taxes	3,714	(74)	d	—		3,640
Bank owned life insurance	7,461	—		—		7,461
Other assets and accrued interest receivable	658	—		—		658

Total assets acquired	$236,044	$2,018		$13		$238,075

Liabilities assumed:

Deposits:
Noninterest-bearing	$52,908	$—		$—		$52,908
Interest-bearing	152,257	92	e	—		152,349
Total deposits	205,165	92		—		205,257

Subordinated note	4,124	—		—		4,124
Other liabilities and accrued interest payable	2,244	787	f	—		3,031

Total liabilities assumed	211,533	879		—		212,412

Net assets acquired	$24,511	$1,139		$13		25,663

Cash consideration paid						(31,795)

Goodwill						$6,132

Explanation of preliminary fair value adjustments:

a.	Reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the acquiree’s recorded allowance for loan losses.
b.	Reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
c.	Reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
d.	Reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
e.	Reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.
f.	Reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Cornerstone.

Goodwill of approximately $6 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Cornerstone acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes.

With regard to the Company’s Cornerstone acquisition, pro forma financial information as if the acquisition had occurred at the beginning of 2015 is not considered material and is not included in this filing.

CORNERSTONE CONTRIBUTION FOR THE REPORTING PERIOD

The Company’s consolidated statements of income include the impact of the Company’s Cornerstone acquisition for the year ended December 31, 2016. The results of operations of the assets acquired and liabilities assumed in the Company’s Cornerstone acquisition, inclusive of any pre-acquisition related costs, are summarized in the following table:

Year Ended December 31, 2016 (in thousands)	Non-Acquisition Related	Acquisition-Related		Total

INTEREST INCOME:

Loans, including fees	$5,663	$240	a	$5,903
Taxable investment securities	1,331	—		1,331
Total interest income	6,994	240		7,234

INTEREST EXPENSE:

Deposits	362	(14)	b	348
Borrowings	1,931	—		1,931
Subordinated note	37	—		37
Total interest expense	2,330	(14)		2,316

NET INTEREST INCOME	4,664	254		4,918

Provision for loan and lease losses	327	—		327

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,337	254		4,591

NONINTEREST INCOME:

Service charges on deposit accounts	210	—		210
Interchange fee income	133	—		133
Other	192	—		192
Total noninterest income	535	—		535

NONINTEREST EXPENSES:

Salaries and employee benefits	1,822	274	c	2,096
Occupancy and equipment, net	532	—		532
Communication and transportation	186	10	d	196
Marketing and development	144	—		144
FDIC insurance expense	44	—		44
Data processing	11	617	e	628
Supplies	49	20	f	69
Legal and professional fees	73	138	g	211
Other	364	135	h	499
Total noninterest expenses	3,225	1,194		4,419

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	1,647	(940)		707
INCOME TAX EXPENSE (BENEFIT)	506	(290)		216
NET INCOME (LOSS)	$1,141	$(650)		$491

Explanation of acquisition-related items:

a.	Accretion of loan discounts.
b.	Amortization of deposit premiums.
c.	Severance payouts and signing bonuses for former Cornerstone employees.
d.	Notices to former Cornerstone stakeholders of change in ownership and merger-related travel.
e.	Primarily core system conversion-related costs.
f.	Costs to update forms and supplies to RB&T brand.
g.	Includes legal, audit, tax and other acquisition related consulting costs.
h.	Includes amortization of core deposit intangible asset.

3.INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$295,425	$226	$(1,107)	$294,544
Private label mortgage backed security	3,691	1,086	—	4,777
Mortgage backed securities - residential	71,197	2,027	(220)	73,004
Collateralized mortgage obligations	88,559	334	(1,239)	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Corporate bonds	15,004	154	—	15,158
Trust preferred security	3,449	—	(249)	3,200
Total securities available for sale	$479,825	$4,310	$(2,860)	$481,275

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$286,914	$59	$(494)	$286,479
Private label mortgage backed security	4,037	1,095	—	5,132
Mortgage backed securities - residential	88,968	3,395	(95)	92,268
Collateralized mortgage obligations	113,972	748	(1,052)	113,668
Freddie Mac preferred stock	—	173	—	173
Community Reinvestment Act mutual fund	1,000	11	—	1,011
Corporate bonds	15,009	16	(103)	14,922
Trust preferred security	3,405	—	—	3,405
Total securities available for sale	$513,305	$5,497	$(1,744)	$517,058

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$506	$—	$(2)	$504
Mortgage backed securities - residential	158	12	—	170
Collateralized mortgage obligations	27,142	250	(124)	27,268
Corporate bonds	25,058	312	(63)	25,307
Total securities held to maturity	$52,864	$574	$(189)	$53,249

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2015 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$515	$1	$—	$516
Mortgage backed securities - residential	53	6	—	59
Collateralized mortgage obligations	33,159	464	—	33,623
Corporate bonds	5,000	—	(2)	4,998
Total securities held to maturity	$38,727	$471	$(2)	$39,196

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During 2016, 2015 and 2014, there were no sales of securities available for sale.

During 2015, the Bank recognized a gross gain of $88,000 on the call of one security available for sale. The tax provision related to the Bank’s realized gain totaled $31,000 for the year ended December 31, 2015.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2016 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
December 31, 2016 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$96,102	$96,249	$506	$504
Due from one year to five years	204,327	203,328	5,075	5,013
Due from five years to ten years	10,000	10,125	19,983	20,294
Due beyond ten years	3,449	3,200	—	—
Private label mortgage backed security	3,691	4,777	—	—
Mortgage backed securities - residential	71,197	73,004	158	170
Collateralized mortgage obligations	88,559	87,654	27,142	27,268
Freddie Mac preferred stock	—	483	—	—
Community Reinvestment Act mutual fund	2,500	2,455	—	—
Total securities	$479,825	$481,275	$52,864	$53,249

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an OTTI charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to OCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of December 31, 2016, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $483,000.

Corporate Bonds

During 2013 and 2016, the Bank purchased floating rate corporate bonds. The bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 8% of the Bank’s investment portfolio as of December 31, 2016 and 2015.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At December 31, 2016, with the exception of the $4.8 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”). At December 31, 2016 and December 31, 2015, there were gross unrealized losses of $1.5 million and $1.1 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During the fourth quarter of 2015, the Parent Company purchased a $3 million floating rate trust preferred security at a price of 68% of par.  The coupon on this security is based on the 3-month LIBOR + 159 basis points, giving the Parent Company an expected yield to maturity of 4.27% when considering the discount.  The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to this security.

Market Loss Analysis

Securities with unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$138,002	$(1,107)	$—	$—	$138,002	$(1,107)
Mortgage backed securities - residential	9,427	(122)	4,211	(98)	13,638	(220)
Collateralized mortgage obligations	37,547	(690)	15,668	(549)	53,215	(1,239)
Community Reinvestment Act mutual fund	2,455	(45)	—	—	2,455	(45)
Trust preferred security	3,200	(249)	—	—	3,200	(249)
Total securities available for sale	$190,631	$(2,213)	$19,879	$(647)	$210,510	$(2,860)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$191,584	$(433)	$9,914	$(61)	$201,498	$(494)
Mortgage backed securities - residential	5,727	(95)	—	—	5,727	(95)
Collateralized mortgage obligations	6,831	(212)	35,869	(840)	42,700	(1,052)
Corporate bonds	9,896	(103)	—	—	9,896	(103)
Total securities available for sale	$214,038	$(843)	$45,783	$(901)	$259,821	$(1,744)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$506	$(2)	$—	$—	$506	$(2)
Collateralized mortgage obligations	13,315	(124)	—	—	13,315	(124)
Corporate bonds	—	—	4,937	(63)	4,937	(63)
Total securities held to maturity	$13,821	$(126)	$4,937	$(63)	$18,758	$(189)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Corporate bonds	$4,998	$(2)	$—	—	$4,998	$(2)
Total securities held to maturity	$4,998	$(2)	$—	$—	$4,998	$(2)

At December 31, 2016, the Bank’s portfolio consisted of 179 securities, 45 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.8 million at December 31, 2016. This security, with an average remaining life currently estimated at four years, is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 15 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2016	2015	2014

Balance, beginning of period	$1,765	$1,800	$1,941
Recovery of losses previously recorded	—	(35)	(141)
Realized pass through of actual losses	—	—	—
Balance, end of period	$1,765	$1,765	$1,800

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $3.7 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2016	2015

Carrying amount	$231,695	$489,598
Fair value	231,891	490,074

4.LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and short-term, consumer loans.  Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Mortgage Banking operations, while short-term, consumer loans originated for sale are originated and sold through the RCS division of the Company’s RPG segment.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 16 “Mortgage Banking Activities” of this section of the filing.

Consumer Loans Held for Sale, at Fair Value

During the first quarter of 2016, RCS initiated a short-term installment loan program, in which the Company sells 100% of the receivables approximately 21 days after origination.  The Company carries these loans at fair value, with the loans marked to market on a monthly basis, with changes in their fair value reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at fair value was as follows:

Year Ended December 31, (in thousands)	2016

Balance, beginning of period	$—
Origination of consumer loans held for sale	45,274
Proceeds from the sale of consumer loans held for sale	(43,410)
Net gain on sale of consumer loans held for sale	334
Balance, end of period	$2,198

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates, primarily for sale, both a short-term, line-of-credit product and a credit card product. The Bank sells 90% of the balances maintained through these two products within two days of loan origination and retains a 10% interest. The Company carries such loans at the lower of cost or fair value. The short-term, line-of-credit product represented the substantial majority of RCS activity during the years ended December 31, 2016 and 2015, as RCS moved beyond the pilot phase for this product in June 2015. In December 2015, RCS began piloting its credit card product. Any gains or losses on sale of such products are reported as a component of  “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2016	2015

Balance, beginning of period	$514	$—
Origination of consumer loans held for sale	334,792	137,551
Proceeds from the sale of consumer loans held for sale	(336,497)	(138,015)
Net gain on sale of consumer loans held for sale	2,501	978
Balance, end of period	$1,310	$514

5.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

December 31, (in thousands)	2016	2015

Residential real estate:
Owner occupied	$1,000,148	$1,081,934
Owner occupied - correspondent*	149,028	249,344
Nonowner occupied	156,605	116,294
Commercial real estate	1,023,981	824,887
Commercial real estate - purchased whole loans*	36,515	35,674
Construction & land development	119,650	66,500
Commercial & industrial	265,721	229,721
Lease financing receivables	13,614	8,905
Warehouse lines of credit*	585,439	386,729
Home equity	341,285	289,194
Consumer:
RPG loans*	32,252	7,204
Credit cards	13,414	11,068
Overdrafts	803	685
Automobile loans	52,579	6,473
Other consumer	19,744	11,998

Total loans**	3,810,778	3,326,610
Allowance for loan and lease losses	(32,920)	(27,491)

Total loans, net	$3,777,858	$3,299,119

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at December 31, 2016 and 2015:

December 31, (in thousands)	2016	2015

Contractual receivable	$3,816,086	$3,329,741
Unearned income(1)	(1,050)	(741)
Unamortized premiums(2)	1,838	3,792
Unaccreted discounts(3)	(9,397)	(7,860)
Net unamortized deferred origination fees and costs	3,301	1,678
Carrying value of loans	$3,810,778	$3,326,610

(1)	Relates to lease financing receivables.
(2)	Predominately relate to loans acquired through the Bank’s Correspondent Lending channel.

(3)Includes both accretable and non-accretable discounts and predominately relates to loans acquired in the Bank’s 2016 Cornerstone acquisition and 2012 FDIC-assisted transactions.

Loan Purchases not Associated with a Business Acquisition

The Core Bank acquires for investment single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. In addition, the Bank has acquired in the past unsecured consumer installment loans for investment from a third-party originator. Such consumer loans were purchased at par and were selected by the Bank based on certain underwriting specifications.

The table below reflects the purchase activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during 2016, 2015 and 2014.

Years Ended December 31, (in thousands)	2016	2015	2014
Residential real estate:
Owner occupied - correspondent*	$47,446	$113,232	$230,340
Consumer:
Other consumer*	4,422	4,284	5,484
Total purchased loans	$51,868	$117,516	$235,824

*Represents origination amount, inclusive of applicable purchase premiums.

Loans Acquired in Cornerstone Acquisition

The following table summarizes loans acquired in the Company’s May 17, 2016 Cornerstone acquisition, finalized as of October 1, 2016:

	May 17, 2016
(in thousands)	Contractual Receivable	Non-accretable Discount	Accretable Discount	Acquisition-Day Fair Value

Residential real estate:
Owner occupied	$15,487	$—	$(393)	$15,094
Nonowner occupied	11,196	—	(101)	11,095
Commercial real estate	106,089	—	(1,498)	104,591
Construction & land development	18,277	—	(502)	17,775
Commercial & industrial	11,462	—	(191)	11,271
Home equity	20,652	—	(350)	20,302
Consumer and other	2,347	—	(147)	2,200

Total loans - ASC 310-20	185,510	—	(3,182)	182,328

Residential real estate:
Owner occupied	2,963	(822)	(15)	2,126
Nonowner occupied	1,721	(320)	(167)	1,234
Commercial real estate	4,315	(617)	(197)	3,501
Construction & land development	175	—	—	175
Commercial & industrial	66	(1)	1	66
Home equity	382	(178)	(11)	193
Consumer and other	4	(3)	—	1

Total loans - ASC 310-30 - PCI loans	9,626	(1,941)	(389)	7,296

Total loans acquired	$195,136	$(1,941)	$(3,571)	$189,624

Purchased-Credit-Impaired (“PCI”) Loans

The Bank acquired PCI loans on May 17, 2016 in its Cornerstone acquisition and during the year ended December 31, 2012 in two FDIC-assisted transactions. PCI loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 Cornerstone acquisition:

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90+ days when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans at December 31, 2016 and 2015:

December 31, (in thousands)	2016	2015

Contractually-required principal	$15,587	$18,250
Non-accretable amount	(1,713)	(1,582)
Accretable amount	(3,600)	(4,125)
Carrying value of loans	$10,274	$12,543

The following table presents a rollforward of the accretable amount on all PCI loans for years ended December 31, 2016, 2015 and 2014:

Years Ended December 31, (in thousands)	2016	2015	2014

Balance, beginning of period	$(4,125)	$(2,297)	$(3,457)
Transfers between non-accretable and accretable	(206)	(4,055)	(3,783)
Net accretion into interest income on loans, including loan fees	1,120	2,227	4,943
Generated from acquisition of Cornerstone Bancorp, Inc. (recasted)	(389)	—	—
Balance, end of period	$(3,600)	$(4,125)	$(2,297)

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

•

Monthly, members of senior management along with managers of Commercial Lending, CAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all C&I and CRE, classified, and impaired loans and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and impaired retail residential real estate loans and all classified and impaired home equity loans. SAC also reviews the actions taken by management regarding credit quality grades, foreclosure mitigation, loan extensions, troubled debt restructurings and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the Allowance analysis.

•

All new and renewed warehouse lines of credit are approved by the Executive Loan Committee. The CAD assigns the initial credit quality grade to warehouse facilities. Monthly, members of senior management review warehouse lending activity including data associated with the underlying collateral to the Warehouse facilities, i.e., the mortgage loans associated with the balances drawn.  Key performance indicators monitored include average days outstanding for each draw, average Fair Isaac Corporation (“FICO”) credit report score for the underlying collateral, average loan-to-value (“LTV”) for the underlying collateral and other factors deemed relevant.

On at least an annual basis, the Bank’s internal loan review department analyzes all aggregate lending relationships with outstanding balances greater than $1 million that are internally classified as “Special Mention,” “Substandard,” “Doubtful” or “Loss.” In addition, on an annual basis, the Bank analyzes a sample of  “Pass” rated loans.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, public information, and current economic trends. The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s). The Bank analyzes loans individually, and based on this analysis, establishes a credit risk rating. The Bank uses the following definitions for risk ratings:

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

•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.
•	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
•	Unusual courses of action are needed to maintain a high probability of repayment.
•	The borrower is not generating enough cash flow to repay loan principal, however, it continues to make interest payments.
•	The Bank is forced into a subordinated or unsecured position due to flaws in documentation.
•	The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
•	There is significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7 — Doubtful: One or more of the following characteristics may be present in loans classified as Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.
•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
•	The possibility of loss is high but because of certain important pending factors, which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8 — Loss: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified “Loss” when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

For all real estate and consumer loans, including small-dollar RGP loans, that do not meet the scope above, the Bank uses a grading system based on delinquency and nonaccrual status. Loans that are 90 days or more past due or on nonaccrual are graded Substandard. Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross-collateralized with a classified C&I or CRE loan.

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

The following tables include loans by risk category based on the Bank’s internal analysis performed:

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2016		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$21,344	$13,117	$—	$218	$2,267	$36,946
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	656	1,115	—	523	—	2,294
Commercial real estate	1,005,622	7,086	4,224	—	7,049	—	1,023,981
Commercial real estate - purchased whole loans	36,515	—	—	—	—	—	36,515
Construction & land development	118,769	90	791	—	—	—	119,650
Commercial & industrial	264,274	1,270	154	—	23	—	265,721
Lease financing receivables	13,614			—	—	—	13,614
Warehouse lines of credit	585,439	—	—	—	—	—	585,439
Home equity	—	256	1,763	—	94	99	2,212
Consumer:
RPG loans	—	—	82	—	—	—	82
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—
Other consumer	—	—	166	—	1	—	167

Total rated loans	$2,024,233	$30,702	$21,412	$—	$7,908	$2,366	$2,086,621

					Purchased	Purchased
					Credit	Credit
					Impaired	Impaired	Total
December 31, 2015		Special		Doubtful /	Loans -	Loans -	Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Residential real estate:
Owner occupied	$—	$24,301	$14,577	$—	$560	$—	$39,438
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	860	1,557	—	785	—	3,202
Commercial real estate	803,369	5,070	6,530	—	9,918	—	824,887
Commercial real estate - purchased whole loans	35,674	—	—	—	—	—	35,674
Construction & land development	63,750	96	2,621	—	33	—	66,500
Commercial & industrial	227,344	936	194	—	1,247	—	229,721
Lease financing receivables	8,905	—	—	—	—	—	8,905
Warehouse lines of credit	386,729	—	—	—	—	—	386,729
Home equity	—	21	2,296	—	—	—	2,317
Consumer:
RPG loans	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—
Other consumer	—	28	58	—	—	—	86

Total rated loans	$1,525,771	$31,312	$27,833	$—	$12,543	$—	$1,597,459

*At December 31, 2016 and 2015, Special Mention loans included $2 million and $180,000 and Substandard loans included $928,000 and $1 million, which were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

**The above tables excludes all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Subprime Lending

Both the Traditional Banking segment and the RPG segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $50 million and $51 million at December 31, 2016 and 2015. Approximately $13 million and $14 million of the outstanding Traditional Bank subprime loan portfolio at December 31, 2016 and 2015 were originated for Community Reinvestment Act (“CRA”) purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS division of the RPG segment originates both a short-term line-of-credit product and a credit card product. The Bank sells 90% of the balances maintained through these two products within two days of loan origination and retains a 10% interest. Both of these products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for these two portfolios totaled $20 million and $7 million at December 31, 2016 and 2015.

Allowance for Loan and Lease Losses

Activity in the Allowance follows:

December 31, (in thousands)	2016	2015	2014

Allowance, beginning of period	$27,491	$24,410	$23,026

Charge-offs - Core Banking	(3,382)	(3,001)	(3,558)
Charge-offs - RPG	(8,474)	(971)	(5)
Total charge-offs	(11,856)	(3,972)	(3,563)

Recoveries - Core Banking	1,573	1,362	1,506
Recoveries - RPG	1,219	295	582
Total recoveries	2,792	1,657	2,088

Net (charge-offs) recoveries - Core Banking	(1,809)	(1,639)	(2,052)
Net (charge-offs) recoveries - RPG	(7,255)	(676)	577
Net (charge-offs) recoveries	(9,064)	(2,315)	(1,475)

Provision - Core Banking	3,945	3,065	3,392
Provision - RPG	10,548	2,331	(533)
Total provision	14,493	5,396	2,859

Allowance, end of period	$32,920	$27,491	$24,410

The following tables present the activity in the Allowance by portfolio class for the years ended December 31, 2016, 2015 and 2014:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Year Ended	Owner	Occupied	Nonowner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89
Provision	(1,148)	(250)	79	768	—	513	259	47
Charge-offs	(416)	—	—	(514)	—	(44)	(330)	—
Recoveries	421	—	8	152	—	78	127	—

Ending balance	$7,158	$373	$1,139	$8,042	$36	$1,850	$1,511	$136

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Automobile	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Loans	Consumer	Total

Beginning balance	$967	$2,996	$1,699	$448	$351	$56	$479	$27,491
Provision	497	961	10,548	154	898	481	686	14,493
Charge-offs	—	(351)	(8,474)	(164)	(816)	(12)	(735)	(11,856)
Recoveries	—	151	1,219	52	242	1	341	2,792

Ending balance	$1,464	$3,757	$4,992	$490	$675	$526	$771	$32,920

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
Year Ended	Owner	Occupied	Nonowner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$8,565	$567	$837	$7,740	$34	$926	$1,167	$25
Provision	50	56	331	344	2	377	282	64
Charge-offs	(622)	—	(126)	(546)	—	—	(56)	—
Recoveries	308	—	10	98	—	—	62	—

Ending balance	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Automobile	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Loans	Consumer	Total

Beginning balance	$799	$2,730	$44	$285	$382	$32	$277	$24,410
Provision	168	584	2,331	256	255	24	272	5,396
Charge-offs	—	(466)	(971)	(146)	(598)	—	(441)	(3,972)
Recoveries	—	148	295	53	312	—	371	1,657

Ending balance	$967	$2,996	$1,699	$448	$351	$56	$479	$27,491

					Commercial
	Residential Real Estate				Real Estate -			Lease
Year Ended	Owner	Owner Occupied -	Nonowner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2014 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Beginning balance	$7,816	$—	$1,023	$8,309	$34	$1,296	$1,089	$—
Provision	1,448	567	(28)	144	—	(441)	(16)	25
Charge-offs	(836)	—	(185)	(868)	—	(18)	(20)	—
Recoveries	137	—	27	155	—	89	114	—

Ending balance	$8,565	567	$837	$7,740	$34	$926	$1,167	25

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Automobile	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Loans	Consumer	Total

Beginning balance	$449	$2,396	$—	$289	$199	$54	$72	$23,026
Provision	350	699	(533)	49	383	(22)	234	2,859
Charge-offs	—	(548)	(5)	(88)	(591)	—	(404)	(3,563)
Recoveries	—	183	582	35	391	—	375	2,088

Ending balance	$799	$2,730	$44	$285	$382	32	$277	$24,410

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2016	2015

Loans on nonaccrual status*	$15,892	$21,712
Loans past due 90-days-or-more and still on accrual**	167	224

Total nonperforming loans	16,059	21,936
Other real estate owned	1,391	1,220
Total nonperforming assets	$17,450	$23,156

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.42%	0.66%
Nonperforming assets to total loans (including OREO)	0.46	0.70
Nonperforming assets to total assets	0.36	0.55

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.42%	0.66%
Nonperforming assets to total loans (including OREO)	0.46	0.70
Nonperforming assets to total assets	0.36	0.55

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2016	2015	2016	2015

Residential real estate:
Owner occupied	$10,955	$13,197	$—	$—
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	852	935	—	—
Commercial real estate	2,725	3,941	—	224
Commercial real estate - purchased whole loans	—	—	—	—
Construction & land development	77	1,589	—	—
Commercial & industrial	154	194	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,069	1,793	—	—
Consumer:
RPG loans	—	—	82	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	—	—	—	—
Other consumer	60	63	85	—
Total	$15,892	$21,712	$167	$224

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

The Bank considers the performance of the loan portfolio and its impact on the Allowance. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2016 and 2015:

	Residential Real Estate				Consumer
		Owner
December 31, 2016	Owner	Occupied -	Nonowner	Home	RPG	Credit		Automobile	Other
(in thousands)	Occupied	Correspondent	Occupied	Equity	Loans	Cards	Overdrafts	Loans	Consumer

Performing	$989,193	$149,028	$155,753	$340,216	$32,170	$13,414	$803	$52,579	$19,599
Nonperforming	10,955	—	852	1,069	82	—	—	—	145

Total	$1,000,148	$149,028	$156,605	$341,285	$32,252	$13,414	$803	$52,579	$19,744

	Residential Real Estate				Consumer
		Owner
December 31, 2015	Owner	Occupied -	Nonowner	Home	RPG	Credit		Automobile	Other
(in thousands)	Occupied	Correspondent	Occupied	Equity	Loans	Cards	Overdrafts	Loans	Consumer

Performing	$1,068,737	$249,344	$115,359	$287,401	$7,204	$11,068	$685	$6,473	$11,935
Nonperforming	13,197	—	935	1,793	—	—	—	—	63

Total	$1,081,934	$249,344	$116,294	$289,194	$7,204	$11,068	$685	$6,473	$11,998

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,696	$337	$2,521	$4,554	$995,594	$1,000,148
Owner occupied - correspondent	—	—	—	—	149,028	149,028
Nonowner occupied	—	—	46	46	156,559	156,605
Commercial real estate	8	—	417	425	1,023,556	1,023,981
Commercial real estate - purchased whole loans	—	—	—	—	36,515	36,515
Construction & land development	—	—	—	—	119,650	119,650
Commercial & industrial	342	—	—	342	265,379	265,721
Lease financing receivables	—	—	—	—	13,614	13,614
Warehouse lines of credit	—	—	—	—	585,439	585,439
Home equity	316	160	494	970	340,315	341,285
Consumer:
RPG loans	1,751	304	82	2,137	30,115	32,252
Credit cards	14	4	—	18	13,396	13,414
Overdrafts	159	1	1	161	642	803
Automobile loans	—	—	—	—	52,579	52,579
Other consumer	114	106	85	305	19,439	19,744

Total	$4,400	$912	$3,646	$8,958	$3,801,820	$3,810,778
Delinquency ratio***	0.12%	0.02%	0.10%	0.24%

*All loans past due 90 days-or-more, excluding PCI loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2015	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Residential real estate:
Owner occupied	$1,960	$1,044	$3,878	$6,882	$1,075,052	$1,081,934
Owner occupied - correspondent	—	—	—	—	249,344	249,344
Nonowner occupied	14	—	39	53	116,241	116,294
Commercial real estate	178	—	933	1,111	823,776	824,887
Commercial real estate - purchased whole loans	—	—	—	—	35,674	35,674
Construction & land development	—	—	1,500	1,500	65,000	66,500
Commercial & industrial	299	—	—	299	229,422	229,721
Lease financing receivables	—	—	—	—	8,905	8,905
Warehouse lines of credit	—	—	—	—	386,729	386,729
Home equity	206	1	1,186	1,393	287,801	289,194
Consumer:
RPG loans	246	—	—	246	6,958	7,204
Credit cards	10	2	—	12	11,056	11,068
Overdrafts	133	—	—	133	552	685
Automobile loans	—	—	—	—	6,473	6,473
Other consumer	42	60	—	102	11,896	11,998

Total	$3,088	$1,107	$7,536	$11,731	$3,314,879	$3,326,610
Delinquency ratio***	0.09%	0.03%	0.23%	0.35%

*All loans past due 90 days-or-more, excluding PCI loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

December 31, (in thousands)	2016	2015	2014

Loans with no allocated Allowance	$21,416	$26,143	$32,560
Loans with allocated Allowance	31,268	39,980	53,620

Total impaired loans	$52,684	$66,123	$86,180

Amount of the Allowance	$4,925	$5,427	$5,564
Average of individually impaired loans during the year	56,981	74,482	92,428
Interest income recognized during impairment	1,466	1,882	4,279
Cash basis interest income recognized	—	—	—

Approximately $4 million and $7 million of impaired loans at December 31, 2016 and 2015 were PCI loans. Approximately $3 million and $1 million of impaired loans at December 31, 2016 and 2015 were formerly PCI loans which became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2016 and 2015:

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Nonowner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2016 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,203	$—	$65	$532	$—	$120	$227	$—
Collectively evaluated for impairment	3,797	373	1,067	7,465	36	1,730	1,284	136
PCI loans with post acquisition impairment	158	—	7	45	—	—	—	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$7,158	$373	$1,139	$8,042	$36	$1,850	$1,511	$136

Loans:
Impaired loans individually evaluated, excluding PCI loans	$31,908	$—	$1,601	$11,769	$—	$882	$686	$—
Loans collectively evaluated for impairment	965,755	149,028	154,481	1,005,163	36,515	118,768	265,012	13,614
PCI loans with post acquisition impairment	2,297	—	268	1,164	—	—	—	—
PCI loans without post acquisition impairment	188	—	255	5,885	—	—	23	—

Total ending loan balance	$1,000,148	$149,028	$156,605	$1,023,981	$36,515	$119,650	$265,721	$13,614

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Automobile	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$433	$—	$—	$—	$—	$36	$4,616
Collectively evaluated for impairment	1,464	3,225	4,992	490	675	526	735	27,995
PCI loans with post acquisition impairment	—	99	—	—	—	—	—	309
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$1,464	$3,757	$4,992	$490	$675	$526	$771	$32,920

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$1,929	$—	$—	$—	$—	$81	$48,856
Loans collectively evaluated for impairment	585,439	339,163	32,252	13,414	803	52,579	19,662	3,751,648
PCI loans with post acquisition impairment	—	99	—	—	—	—	—	3,828
PCI loans without post acquisition impairment	—	94	—	—	—	—	1	6,446

Total ending loan balance	$585,439	$341,285	$32,252	$13,414	$803	$52,579	$19,744	$3,810,778

	Residential Real Estate				Commercial
		Owner			Real Estate -			Lease
	Owner	Occupied -	Nonowner	Commercial	Purchased	Construction &	Commercial &	Financing
December 31, 2015 (in thousands)	Occupied	Correspondent	Occupied	Real Estate	Whole Loans	Land Development	Industrial	Receivables

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$3,820	$—	$78	$339	$—	$159	$196	$—
Collectively evaluated for impairment	4,471	623	878	6,806	36	1,144	1,137	89
PCI loans with post acquisition impairment	10	—	96	491	—	—	122	—
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$8,301	$623	$1,052	$7,636	$36	$1,303	$1,455	$89

Loans:
Impaired loans individually evaluated, excluding PCI loans	$39,041	$—	$2,351	$12,441	$—	$2,717	$322	$—
Loans collectively evaluated for impairment	1,042,334	249,344	113,158	802,528	35,674	63,750	228,151	8,905
PCI loans with post acquisition impairment	65	—	785	4,806	—	—	1,193	—
PCI loans without post acquisition impairment	494	—	—	5,112	—	33	55	—

Total ending loan balance	$1,081,934	$249,344	$116,294	$824,887	$35,674	$66,500	$229,721	$8,905

	Warehouse		Consumer
	Lines of	Home	RPG	Credit		Automobile	Other
(continued)	Credit	Equity	Loans	Cards	Overdrafts	Loans	Consumer	Total

Allowance:
Ending Allowance balance:
Individually evaluated for impairment, excluding PCI loans	$—	$100	$—	$—	$—	$—	$16	$4,708
Collectively evaluated for impairment	967	2,896	1,699	448	351	56	463	22,064
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	719
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	—

Total ending Allowance:	$967	$2,996	$1,699	$448	$351	$56	$479	$27,491

Loans:
Impaired loans individually evaluated, excluding PCI loans	$—	$2,316	$—	$—	$—	$—	$86	$59,274
Loans collectively evaluated for impairment	386,729	286,878	7,204	11,068	685	6,473	11,912	3,254,793
PCI loans with post acquisition impairment	—	—	—	—	—	—	—	6,849
PCI loans without post acquisition impairment	—	—	—	—	—	—	—	5,694

Total ending loan balance	$386,729	$289,194	$7,204	$11,068	$685	$6,473	$11,998	$3,326,610

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2016, 2015 and 2014. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

	As of			Twelve Months Ended
	December 31, 2016			December 31, 2016
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,727	$12,629	$—	$13,219	$140	$—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	1,399	1,376	—	1,293	20	—
Commercial real estate	6,610	5,536	—	6,462	106	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	476	476	—	476	20	—
Commercial & industrial	67	67	—	115	7	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,358	1,287	—	1,674	15	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—
Other consumer	45	45	—	70	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	21,595	21,576	3,361	22,867	782	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	491	493	73	799	24	—
Commercial real estate	7,397	7,397	577	8,592	292	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	405	406	120	421	19	—
Commercial & industrial	619	619	227	621	1	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	742	741	532	331	39	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—
Other consumer	37	36	35	41	1	—
Total impaired loans	$54,968	$52,684	$4,925	$56,981	$1,466	$—

	As of			Twelve Months Ended
	December 31, 2015			December 31, 2015
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$14,287	$13,256	$—	$10,907	$100	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,978	1,928	—	2,234	31	—
Commercial real estate	7,406	6,743	—	9,653	170	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,067	2,067	—	2,096	19	—
Commercial & industrial	18	18	—	1,682	3	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	2,263	2,087	—	2,222	23	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—
Other consumer	44	44	—	32	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	25,896	25,850	3,830	28,917	885	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,231	1,208	174	2,004	60	—
Commercial real estate	10,546	10,504	830	11,378	469	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	650	650	159	664	36	—
Commercial & industrial	1,497	1,497	318	2,351	81	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	258	229	100	292	4	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—
Other consumer	42	42	16	50	1	—
Total impaired loans	$68,183	$66,123	$5,427	$74,482	$1,882	$—

	As of			Twelve Months Ended
	December 31, 2014			December 31, 2014
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$6,598	$6,196	$—	$6,745	$351	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,368	2,215	—	1,758	130	—
Commercial real estate	17,282	16,248	—	16,809	912	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	2,144	2,144	—	2,118	165	—
Commercial & industrial	3,943	3,943	—	4,047	252	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,969	1,814	—	1,839	105	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	36,361	35,794	3,301	35,121	1,350	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	2,755	2,727	165	4,685	172	—
Commercial real estate	12,653	12,614	1,278	16,722	672	—
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	483	483	187	498	26	—
Commercial & industrial	1,534	1,534	367	1,495	115	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	452	406	225	518	25	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—
Other consumer	62	62	41	73	4	—
	$88,604	$86,180	$5,564	$92,428	$4,279	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2016 and 2015, $10 million and $12 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	79	$7,199	198	$21,554	277	$28,753
Commercial real estate	6	2,430	17	8,835	23	11,265
Construction & land development	1	77	4	804	5	881
Commercial & industrial	1	154	2	533	3	687
Total troubled debt restructurings	87	$9,860	221	$31,726	308	$41,586

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	74	$7,365	233	$27,844	307	$35,209
Commercial real estate	9	3,324	17	8,008	26	11,332
Construction & land development	2	1,589	6	1,128	8	2,717
Commercial & industrial	1	194	5	128	6	322
Total troubled debt restructurings	86	$12,472	261	$37,108	347	$49,580

 The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2016 and 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$155	1	$493	3	$648
Rate reduction	148	18,125	57	6,213	205	24,338
Principal deferral	7	616	7	306	14	922
Legal modification	17	806	38	2,039	55	2,845
Total residential TDRs	174	19,702	103	9,051	277	28,753

Commercial related and construction/land development loans:
Interest only payments	5	2,666	1	413	6	3,079
Rate reduction	8	4,769	2	228	10	4,997
Principal deferral	10	2,737	5	2,020	15	4,757
Total commercial TDRs	23	10,172	8	2,661	31	12,833
Total troubled debt restructurings	197	$29,874	111	$11,712	308	$41,586

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$631	—	$—	2	$631
Rate reduction	183	24,734	46	5,650	229	30,384
Principal deferral	9	789	7	771	16	1,560
Legal modification	30	1,226	30	1,408	60	2,634
Total residential TDRs	224	27,380	83	7,829	307	35,209

Commercial related and construction/land development loans:
Interest only payments	6	1,517	1	481	7	1,998
Rate reduction	10	5,021	3	727	13	5,748
Principal deferral	12	2,726	8	3,899	20	6,625
Total commercial TDRs	28	9,264	12	5,107	40	14,371
Total troubled debt restructurings	252	$36,644	95	$12,936	347	$49,580

As of December 31, 2016 and 2015, 72% and 74% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $5 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2016 and 2015. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2016 and 2015.

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2016, 2015 and 2014 that were modified during the years ended December 31, 2016, 2015 and 2014 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$146	—	$—	1	$146
Rate reduction	6	566	3	149	9	715
Principal deferral	—	—	—	—	—	—
Legal modification	4	319	7	741	11	1,060
Total residential TDRs	11	1,031	10	890	21	1,921

Commercial related and construction/land development loans:
Interest only payments	2	1,718	—	—	2	1,718
Rate reduction	2	749	1	135	3	884
Principal deferral	1	465	1	1,429	2	1,894
Total commercial TDRs	5	2,932	2	1,564	7	4,496
Total troubled debt restructurings	16	$3,963	12	$2,454	28	$6,417

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$617	—	$—	1	$617
Rate reduction	17	2,148	5	519	22	2,667
Principal deferral	—	—	2	43	2	43
Legal modification	3	153	4	162	7	315
Total residential TDRs	21	2,918	11	724	32	3,642

Commercial related and construction/land development loans:
Interest only payments	3	465	—	—	3	465
Rate reduction	1	815	—	—	1	815
Principal deferral	4	716	4	1,898	8	2,614
Total commercial TDRs	8	1,996	4	1,898	12	3,894
Total troubled debt restructurings	29	$4,914	15	$2,622	44	$7,536

The tables above are inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2014 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	$—	4	$389	4	$389
Rate reduction	21	2,274	11	1,773	32	4,047
Principal deferral	5	820	1	28	6	848
Legal modification	20	1,846	15	559	35	2,405
Total residential TDRs	46	4,940	31	2,749	77	7,689

Commercial related and construction/land development loans:
Interest only payments	4	1,185	2	385	6	1,570
Rate reduction	9	4,411	2	584	11	4,995
Principal deferral	7	1,102	2	1,726	9	2,828
Legal modification	—	—	—	—	—	—
Total commercial TDRs	20	6,698	6	2,695	26	9,393
Total troubled debt restructurings	66	$11,638	37	$5,444	103	$17,082

The table above is inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

As of December 31, 2016, 2015 and 2014, 62%, 65% and 68% of the Bank’s TDRs that occurred during the years ended December 31, 2016, 2015 and 2014 were performing according to their modified terms. The Bank provided approximately $377,000,  $300,000 and $1 million in specific reserve allocations to clients whose loan terms were modified in TDRs during 2016, 2015 and 2014.

There was no significant change between the pre and post modification loan balances at December 31, 2016, 2015 and 2014.

The following tables present loans by class modified as troubled debt restructurings within the previous 12 months of December 31, 2016, 2015 and 2014 and for which there was a payment default during 2016, 2015 and 2014:

	Years Ended December 31,
	2016		2015		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	5	$498	12	$724	10	$1,894
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	—	—	—	—	6	580
Commercial real estate	—	—	2	1,704	7	3,429
Commercial real estate - purchased whole loans	—	—	—	—	—	—
Construction & land development	1	86	—	—	1	101
Commercial & industrial	—	—	1	194	1	207
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1	286	—	—	—	—
Consumer:
RPG loans	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	7	$870	15	$2,622	25	$6,211

Foreclosures

The following table presents the carrying amount of foreclosed properties held at December 31, 2016 and 2015 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2016	2015

Residential real estate	$1,391	$478
Commercial real estate	—	442
Construction & land development	—	300

Total other real estate owned	$1,391	$1,220

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2016 and 2015:

December 31, (in thousands)	2016	2015

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,677	$4,602

Easy Advances

The Company’s RPG segment offered its new EA product through the TRS division during the first quarter of 2016.  TRS originated $123 million in EAs during the first quarter of 2016.  The provision for loss on EAs equated to 2.47% of total EA originations for the year ended December 31, 2016. The Company based its 2016 provision for loss on EAs on prior year tax refund funding patterns with adjustments based on current year tax refund funding patterns.  At December 31, 2016, all EAs originated had been either charged-off or collected.

Information regarding EAs follows:

Year Ended December 31, (dollars in thousands)	2016

Easy Advances originated	$123,230
Provision for Easy Advances	3,048
Easy Advances net charge-offs	3,048
Easy Advances net charge-offs to total Easy Advances originated	2.47%

6.PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2016	2015

Land	$6,365	$3,055
Buildings and improvements	36,140	25,447
Furniture, fixtures and equipment	38,911	34,066
Leasehold improvements	17,246	15,830
Construction in progress	—	—
Total premises and equipment	98,662	78,398
Less: Accumulated depreciation and amortization	55,793	47,292
Premises and equipment, net	$42,869	$31,106

The Company held three former banking centers for sale as of December 31, 2016. The Company closed its Hudson, Florida banking center in January 2015 and has held the property for sale since closing.  In addition, the Company obtained two Florida-based,  former banking centers in its May 17, 2016 Cornerstone acquisition. The Company carried all three former banking centers for sale at a value of $2 million, inclusive of accumulated depreciation, at December 31, 2016.

In July 2015, the Company sold its banking center in Elizabethtown, Kentucky and recognized a $28,000 gain on the transaction. The premises of the banking center were carried at approximately $1 million, which equated to the total cost of the premises less accumulated depreciation.

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Depreciation expense	$7,495	$6,742	$6,363

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Beginning of period	$10,168	$10,168	$10,168
Acquired goodwill	6,132	—	—
Impairment	—	—	—
End of period	$16,300	$10,168	$10,168

The goodwill balance relates entirely to the Company’s Traditional Banking operations. The Bank did not record any goodwill associated with its 2012 FDIC-assisted acquisitions.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2016 and 2015, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test as of December 31, 2016, 2015 and 2014.

The Company recorded a $1 million core deposit intangible (“CDI”) asset in association with its May 17, 2016 Cornerstone acquisition. For the years ending December 31, 2016, 2015 and 2014, aggregate CDI amortization expense follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Core deposit amortization expense	$135	$—	$—

8.INTEREST RATE SWAPS

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

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2016 and 2015:

					December 31, 2016		December 31, 2015
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(186)	$(121)	$(289)	$(188)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(207)	(135)	(311)	(202)
	$20,000				$(393)	$(256)	$(600)	$(390)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2016, 2015 and 2014:

Years Ended December 31, (in thousands)	2016	2015	2014

Interest rate swap on money market deposits	$168	$198	$201
Interest rate swap on FHLB advance	164	204	223
Total interest expense on swap transactions	$332	$402	$424

The following table presents the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the years ended December 31, 2016, 2015 and 2014:

Years Ended December 31, (in thousands)	2016	2015	2014

Losses recognized in OCI on derivative (effective portion)	$(125)	$(514)	$(1,082)

Losses reclassified from OCI on derivative (effective portion)	(332)	(402)	(424)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—

The estimated net amount of the existing losses that are reported in accumulated OCI at December 31, 2016 that is expected to be reclassified into earnings within the next 12 months is $240,000.

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2016 and 2015 is included in the following table:

	2016		2015
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	$31,553	$156	$25,927	$400
Offsetting interest rate swaps with institutional swap dealer	31,553	(55)	25,927	(400)
Total	$63,106	$101	$51,854	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.8 million and $1.5 million at December 31, 2016 and 2015.

9.DEPOSITS

Ending deposit balances at December 31, 2016 and 2015 were as follows:

December 31, (in thousands)	2016	2015

Demand	$872,709	$783,054
Money market accounts	541,622	501,059
Brokered money market accounts	360,597	200,126
Savings	164,410	117,408
Individual retirement accounts*	42,642	36,016
Time deposits, $250 and over*	37,200	42,775
Other certificates of deposit*	140,894	127,878
Brokered certificates of deposit*	28,681	44,298

Total interest-bearing deposits	2,188,755	1,852,614
Total noninterest-bearing deposits	971,937	634,863

Total deposits	$3,160,692	$2,487,477

*Represents a time deposit.

The following table summarizes deposits acquired in the Company’s May 17, 2016 Cornerstone acquisition, finalized as of October 1, 2016:

	May 17, 2016
(in thousands)	Contractual Principal	Fair Value Adjustment	Acquisition-Day Fair Value

Demand	$59,507	$—	$59,507
Money market accounts	53,773	—	53,773
Savings	12,352	—	12,352
Individual retirement accounts*	3,897	13	3,910
Time deposits, $250 and over*	3,385	12	3,397
Other certificates of deposit*	19,343	67	19,410

Total interest-bearing deposits	152,257	92	152,349
Total noninterest-bearing deposits	52,908	—	52,908

Total deposits	$205,165	$92	$205,257

*Represents a time deposit.

Time deposits at or above the FDIC insured limit of $250,000 are presented in the table below:

December 31, (in thousands)	2016	2015

Time deposits of $250 or more	$37,200	$42,775

At December 31, 2016, the scheduled maturities and weighted average rate of all time deposits, including brokered certificates of deposit, were as follows:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2017	$108,890	0.40%
2018	42,505	1.27
2019	39,932	1.78
2020	39,248	1.84
2021	18,819	1.65
Thereafter	23	1.68
Total	$249,417	1.09

10.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

At December 31, 2016 and 2015, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2016	2015

Outstanding balance at end of period	$173,473	$395,433
Weighted average interest rate at end of period	0.05%	0.02%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$116,025	$244,707
Mortgage backed securities - residential	45,894	82,666
Collateralized mortgage obligations	41,155	130,821
Total securities pledged	$203,074	$458,194

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2016, 2015 and 2014 follows:

Years Ended December 31, (dollars in thousands)	2016	2015	2014

Average outstanding balance during the period	$280,296	$379,477	$296,196
Average interest rate during the period	0.02%	0.02%	0.04
Maximum outstanding at any month end during the period	$367,373	$442,981	$408,891

11.FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2016 and 2015, FHLB advances were as follows:

December 31, (dollars in thousands)	2016	2015

Overnight advances	$285,000	$150,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 20, 2017	10,000	10,000
Fixed interest rate advances with a weighted average interest rate of 1.46% due through 2023	457,500	439,500
Putable fixed interest rate advances with a weighted average interest rate of 4.39% due through 2017*	50,000	100,000
Total FHLB advances	$802,500	$699,500

 *On a quarterly basis, the FHLB has the right to require payoff of these advances by the Bank at no penalty.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  The Company incurred an $846,000 prepayment penalty on the payoff of $50 million in FHLB advances during 2016, with no similar penalty incurred in 2015 and 2014.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2016 and 2015, Republic had available borrowing capacity of $378 million and $567 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $150 million and $170 million available through various other financial institutions as of December 31, 2016 and 2015.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2017 (Overnight)	$285,000	0.64%
2017 (Term)	205,000	1.78
2018	117,500	1.53
2019	100,000	1.80
2020	65,000	1.78
2021	20,000	1.86
2022	—	NA
Thereafter	10,000	2.14
Total	$802,500	1.35

NA - Not applicable

Due to their nature, the Bank considers average balance information more meaningful than period end balances for its overnight borrowings from the FHLB. Information regarding short-term overnight FHLB advances follows:

December 31, (dollars in thousands)	2016	2015

Outstanding balance at end of period	$285,000	$150,000
Weighted average interest rate at end of period	0.64%	0.35%

Years Ended December 31, (dollars in thousands)	2016	2015	2014

Average outstanding balance during the period	$91,087	$63,327	$15,756
Average interest rate during the year	0.43%	0.17%	0.20%
Maximum outstanding at any month end during the period	$495,000	$387,000	$198,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2016	2015

First lien, single family residential real estate	$1,172,161	$1,346,663
Home equity lines of credit	300,681	272,863
Multi-family commercial real estate	14,913	10,227

12.SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR +  1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2017, and carried the note at a cost of LIBOR + 1.42% at December 31, 2016.

As a result of its acquisition of Cornerstone Bancorp, Inc. on May 17, 2016, Republic became the 100% successor owner of Cornerstone Capital Trust 1 (“CCT1”), an unconsolidated finance subsidiary. In 2006, CCT1 issued $4 million of adjustable-rate TPS due December 15, 2036. As permitted under the terms of CCT1’s governing documents, Republic redeemed these securities at the par amount of approximately $4 million, without penalty, on September 15, 2016.

13.OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

An approved but unfunded loan commitment represents a potential credit risk and a liquidity risk, since the Company’s client(s) may demand immediate cash that would require funding.  In addition, unfunded loan commitments represent interest rate risk as market interest rates may rise above the rate committed to the Company’s client.  Since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding. These commitments generally have variable rates of interest.

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2016	2015

Unused warehouse lines of credit	$453,110	$304,379
Unused home equity lines of credit	341,434	282,007
Unused loan commitments - other	560,629	329,232
Commitments to purchase loans*	3,176	22,590
Standby letters of credit	15,568	12,740
Total commitments	$1,373,917	$950,948

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

14.STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

Common Stock —  The Company’s Class A Common shares are entitled to cash dividends equal to 110% of the cash dividend paid per share on Class B Common Stock. Class A Common shares have one vote per share and Class B Common shares have ten votes per share. Class B Common shares may be converted, at the option of the holder, to Class A Common shares on a share for share basis. The Class A Common shares are not convertible into any other class of Republic’s capital stock.

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2016, the Bank could, without prior approval, declare dividends of approximately $60 million.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Effective January 1, 2015 the Company and the Bank became subject to the capital regulations in accordance with Basel III. These regulations established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 Risk-Based Capital ratio and a new capital conservation buffer. The regulations included revisions to the definition of capital and changes in the risk weighting of certain assets. For prompt corrective action, the new regulations establish definitions of “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum Risk-Based Capital requirements. The capital conservation buffer phases in over time based on the following schedule: a capital conservation buffer of .625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016

Total capital to risk weighted assets
Republic Bancorp, Inc.	$655,908	16.37%	$320,540	8.00%	NA	NA
Republic Bank & Trust Company	553,905	13.86	319,785	8.00	$399,731	10.00%

Common equity tier 1 capital to risk weighted assets
Republic Bancorp, Inc.	584,530	14.59	180,304	4.50	NA	NA
Republic Bank & Trust Company	520,985	13.03	179,879	4.50	259,825	6.50

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	622,988	15.55	240,405	6.00	NA	NA
Republic Bank & Trust Company	520,985	13.03	239,839	6.00	319,785	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	622,988	13.54	184,087	4.00	NA	NA
Republic Bank & Trust Company	520,985	11.34	183,698	4.00	229,622	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015

Total capital to risk weighted assets
Republic Bancorp, Inc.	$631,820	20.58%	$245,556	8.00%	NA	NA
Republic Bank & Trust Company	494,575	16.12	245,426	8.00	$306,782	10.00%

Common equity tier 1 capital to risk weighted assets
Republic Bancorp, Inc.	564,329	18.39	138,125	4.50	NA	NA
Republic Bank & Trust Company	467,084	15.23	138,052	4.50	199,408	6.50

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	604,329	19.69	184,167	6.00	NA	NA
Republic Bank & Trust Company	467,084	15.23	184,069	6.00	245,426	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	604,329	14.82	163,114	4.00	NA	NA
Republic Bank & Trust Company	467,084	11.46	163,018	4.00	203,772	5.00

15.FAIR VALUE

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

The Company acquired its TRUP investment in November 2015 and considered the most recent bid price for the same instrument to approximate market value at December 31, 2016. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Mortgage servicing rights: On a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual grouping does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at December 31, 2016 and 2015.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$294,544	$—	$294,544
Private label mortgage backed security	—	—	4,777	4,777
Mortgage backed securities - residential	—	73,004	—	73,004
Collateralized mortgage obligations	—	87,654	—	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Corporate bonds	—	15,158	—	15,158
Trust preferred security	—	—	3,200	3,200
Total securities available for sale	$2,455	$470,843	$7,977	$481,275

Mortgage loans held for sale	$—	$11,662	$—	$11,662
Consumer loans held for sale	—	—	2,198	2,198
Rate lock loan commitments	—	299	—	299
Mandatory forward contracts	—	204	—	204
Interest rate swap agreements	—	305	—	305

Financial liabilities:
Interest rate swap agreements	$—	$597	$—	$597

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$286,479	$—	$286,479
Private label mortgage backed security	—	—	5,132	5,132
Mortgage backed securities - residential	—	92,268	—	92,268
Collateralized mortgage obligations	—	113,668	—	113,668
Freddie Mac preferred stock	—	173	—	173
Community Reinvestment Act mutual fund	1,011	—	—	1,011
Corporate bonds	—	14,922	—	14,922
Trust preferred security	—	—	3,405	3,405
Total securities available for sale	$1,011	$507,510	$8,537	$517,058

Mortgage loans held for sale	$—	$4,083	$—	$4,083
Rate lock loan commitments	—	306	—	306
Interest rate swap agreements	—	400	—	400

Financial liabilities:
Mandatory forward contracts	$—	$25	$—	$25
Interest rate swap agreements	—	1,000	—	1,000

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2016 and 2015.

The following table presents a reconciliation of the Bank’s Private Label Mortgage Backed Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2016, 2015 and 2014:

Private Label Mortgage Backed Security

Years Ended December 31, (in thousands)	2016	2015	2014

Balance, beginning of period	$5,132	$5,250	$5,485
Total gains or losses included in earnings:
Net change in unrealized gain	(9)	(125)	475
Recovery of actual losses previously recorded	—	35	141
Principal paydowns	(346)	(28)	(851)
Balance, end of period	$4,777	$5,132	$5,250

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

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2016 and 2015:

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,777	Discounted cash flow	(1) Constant prepayment rate	2.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2015 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$5,132	Discounted cash flow	(1) Constant prepayment rate	0.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2016 and 2015:

December 31, 2016 (in thousands)	2016	2015

Balance, beginning of period	$3,405	$—
Total gains or losses included in earnings:
Net change in unrealized loss	(205)	—
Purchases	—	3,405
Balance, end of period	$3,200	$3,405

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2016	2015

Aggregate fair value	$11,662	$4,083
Contractual balance	11,568	3,993
Unrealized gain	94	90

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2016, 2015 and 2014 are presented in the following table:

Years Ended December 31, (in thousands)	2016	2015	2014

Interest income	$200	$219	$183
Change in fair value	4	(33)	34
Total included in earnings	$204	$186	$217

Consumer Loans Held for Sale

During the first quarter of 2016, RCS initiated a short-term installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2016.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 is included in Footnote 4 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for short-term installment loans as of December 31, 2016:

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Consumer loans held for sale	$2,198	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of December 31, 2016, the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, was as follows:

December 31, (in thousands)	2016

Aggregate fair value	$2,198
Contractual balance	2,084
Unrealized gain	114

Year Ended December 31, (in thousands)	2016

Interest income	$700
Change in fair value	114
Total included in earnings	$814

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,787	$4,787
Nonowner occupied	—	—	8	8
Commercial real estate	—	—	2,643	2,643
Home equity	—	—	426	426
Total impaired loans*	$—	$—	$7,864	$7,864

Other real estate owned:
Residential real estate	$—	$—	$400	$400
Total other real estate owned	$—	$—	$400	$400

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,631	$3,631
Nonowner occupied	—	—	689	689
Commercial real estate	—	—	3,443	3,443
Home equity	—	—	1,245	1,245
Total impaired loans*	$—	$—	$9,008	$9,008

Other real estate owned:
Residential real estate	$—	$—	$128	$128
Commercial real estate	—	—	442	442
Construction & land development	—	—	300	300
Total other real estate owned	$—	$—	$870	$870

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,787	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$8	Sales comparison approach	Adjustments determined for differences between comparable sales	0% (0%)

Impaired loans - commercial real estate	$1,214	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 49% (30%)

Impaired loans - commercial real estate	$1,429	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$426	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (16%)

Other real estate owned - residential real estate	$400	Sales comparison approach	Adjustments determined for differences between comparable sales	17% (17%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2015 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,631	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (7%)

Impaired loans - residential real estate nonowner occupied	$689	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 1% (1%)

Impaired loans - commercial real estate	$1,839	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (19%)

Impaired loans - commercial real estate	$1,604	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$1,245	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (20%)

Other real estate owned - residential real estate	$128	Sales comparison approach	Adjustments determined for differences between comparable sales	18% (18%)

Other real estate owned - commercial real estate	$442	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 23% (13%)

Other real estate owned - construction & land development	$300	Sales comparison approach	Adjustments determined for differences between comparable sales	49% (49%)

Impaired Loans

Collateral-dependent impaired loans are generally measured for impairment using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals or BPOs on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the valuation amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal or BPO is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old valuation to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Impaired collateral-dependent loans are as follows:

December 31, (in thousands)	2016	2015

Carrying amount of loans measured at fair value	$6,963	$8,162
Estimated selling costs considered in carrying amount	936	946
Valuation allowance	(35)	(100)
Total fair value	$7,864	$9,008

Years Ended December 31, (in thousands)	2016	2015	2014

Provisions for loss on collateral-dependent, impaired loans	$552	$88	$729

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2016	2015	2014

Other real estate owned carried at fair value	$400	$870	$9,188
Other real estate owned carried at cost	991	350	2,055
Total carrying value of other real estate owned	$1,391	$1,220	$11,243
Other real estate owned write-downs during the years ended	$270	$1,257	$3,101

The carrying amounts and estimated fair values of financial instruments, at December 31, 2016 and 2015 are as follows:

		Fair Value Measurements at
		December 31, 2016:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$289,309	$289,309	$—	$—	$289,309
Securities available for sale	481,275	2,455	470,843	7,977	481,275
Securities held to maturity	52,864	—	53,249	—	53,249
Mortgage loans held for sale, at fair value	11,662	—	11,662	—	11,662
Consumer loans held for sale, at fair value	2,198	—	—	2,198	2,198
Consumer loans held for sale, at the lower of cost or fair value	1,310	—	1,310	—	1,310
Loans, net	3,777,858	—	—	3,757,698	3,757,698
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	10,356	—	10,356	—	10,356

Liabilities:
Noninterest-bearing deposits	$971,937	—	$971,937	—	$971,937
Transaction deposits	1,939,338	—	1,939,338	—	1,939,338
Time deposits	249,417	—	248,684	—	248,684
Securities sold under agreements to repurchase and other short-term borrowings	173,473	—	173,473	—	173,473
Federal Home Loan Bank advances	802,500	—	798,594	—	798,594
Subordinated note	41,240	—	30,821	—	30,821
Accrued interest payable	948	—	948	—	948

NA - Not applicable

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

16.MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Balance, beginning of period	$4,083	$6,388	$3,506
Origination of mortgage loans held for sale	216,812	160,989	82,457
Transferred from held for investment to held for sale	71,201	—	—
Proceeds from the sale of mortgage loans held for sale	(287,090)	(167,209)	(82,015)
Net gain on sale of mortgage loans held for sale	6,656	3,915	2,440
Balance, end of period	$11,662	$4,083	$6,388

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily FHLMC, totaling $971 million and $883 million at December 31, 2016 and 2015. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $7 million and $6 million at December 31, 2016 and 2015.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2016	2015	2014

Net gain realized on sale of mortgage loans held for sale	$5,478	$3,882	$2,278
Net gain realized on sale of mortgage loans transferred from held for investment to held for sale	1,129	—	—
Net change in fair value recognized on loans held for sale	4	(33)	34
Net change in fair value recognized on rate lock loan commitments	(8)	57	173
Net change in fair value recognized on forward contracts	53	9	(45)
Net gain recognized	6,656	3,915	2,440

Loan servicing income	1,983	1,896	1,752
Amortization of mortgage servicing rights	(1,757)	(1,400)	(1,330)
Net servicing income recognized	226	496	422
Total Mortgage Banking income	$6,882	$4,411	$2,862

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Balance, beginning of period	$4,912	$4,813	$5,409
Additions	2,025	1,499	734
Amortized to expense	(1,757)	(1,400)	(1,330)
Balance, end of period	$5,180	$4,912	$4,813

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the years ended December 31, 2016, 2015 and 2014.

Other information relating to mortgage servicing rights follows:

December 31, (dollars in thousands)	2016	2015

Fair value of mortgage servicing rights portfolio	$7,478	$7,242
Monthly prepayment rate of unpaid principal balance*	104% - 419%	105% - 369%
Discount rate	13%	10%
Weighted average default rate	1.50%	1.50%
Weighted average life in years	6.75	6.38

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2017	$1,030
2018	1,029
2019	991
2020	871
2021	566
2022	473
2023	220
Total	$5,180

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2016		2015
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$11,568	$11,662	$3,993	$4,083

Included in other assets:
Rate lock loan commitments	$19,521	$299	$21,580	$306
Mandatory forward contracts	25,618	204	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$19,232	$25

17.STOCK PLANS AND STOCK BASED COMPENSATION

In January 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which became effective April 23, 2015 when the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaced the Company’s 2005 Stock Incentive Plan, which expired on March 15, 2015.

The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits, or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on their grant date.

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2016	2015	2014

Risk-free interest rate	1.43%	1.54%	2.11%
Expected dividend yield	3.16%	3.06%	3.18%
Expected stock price volatility	20.17%	22.66%	30.20%
Expected life of options (in years)	5	5	6
Estimated fair value per share	$3.27	$3.58	$5.16

The following table summarizes stock option activity from January 1, 2015 through December 31, 2016:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2015	155,000	$20.15
Granted	323,400	24.51
Exercised	(97,750)	19.77
Forfeited or expired	(57,250)	21.43
Outstanding, December 31, 2015	323,400	$24.40	4.70	$650,000

Outstanding, January 1, 2016	323,400	$24.40
Granted	5,000	26.43
Exercised	(4,000)	20.12
Forfeited or expired	(11,800)	24.47
Outstanding, December 31, 2016	312,600	$24.49	3.77	$4,705,807

Fully vested and expected to vest	312,600	$24.49	3.77	$4,705,807
Exercisable (vested) at December 31, 2016	4,000	$20.77	0.22	$75,080

Information related to the stock options during each year follows:

Years Ended December 31, (in thousands, except per share data)	2016	2015	2014

Intrinsic value of options exercised	$18	$581	$356
Cash received from options exercised, net of shares redeemed	80	1,136	1,103
Weighted-average fair value per share of options granted	3.27	3.58	5.16

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2016	2015

Outstanding loans	$371	$660

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock activity from January 1, 2015 through December 31, 2016:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2015	80,500	$19.85
Granted	2,500	25.19
Forfeited	(4,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2015	79,000	$20.02

Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	(2,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2016	77,000	$20.02

Fully vested and expected to vest	77,000	$20.02
Vested at December 31, 2016	—	$—

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

Performance Stock Units

The Company first granted performance stock units (“PSUs”) under the 2015 Plan in January 2016. Shares of stock underlying the PSUs may be earned over a four-year performance period commencing on January 1, 2017 and ending on December 31, 2020 as follows:

•

If the Company achieves a Return on Average Assets (“ROAA”), as defined in the award agreement, of 1.25% for a calendar year in the performance period, then between March 1st and March 15th of the following year, provided that the recipient is still employed in good standing on the payment date, the Company will issue shares of fully-vested stock to the participant equal to 50% of the number of the PSUs initially granted to the participant; and

•

If the ROAA of 1.25% is met again at the end of another calendar year during the remaining term of the performance period, the Company will similarly issue fully vested stock in an amount equal to the remaining 50% of the initial PSUs granted to the participant.

The following table summarizes PSU activity from January 1, 2016 through December 31, 2016:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	—	$—
Granted	55,000	23.13
Forfeited	—	—
Earned and issued	—	—
Outstanding, December 31, 2016	55,000	$23.13

Fully vested and expected to vest	55,000	$23.13
Vested at December 31, 2016	—	$—

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2016, 2015 and 2014 as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Stock option expense	$248	$169	$53
Restricted stock award expense	258	253	405
Performance stock unit expense	524	—	—
Total expense	$1,030	$422	$458

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under stock incentive plans are estimated as follows:

	Stock	Restricted	Performance
Year Ended (in thousands)	Options	Stock Awards	Stock Units	Total

2017	$253	$258	$528	$1,039
2018	251	120	220	591
2019	143	12	—	155
2020	32	8	—	40
2021	1	2	—	3
2022	—	—	—	—
Total	$680	$400	$748	$1,828

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2016		2015		2014
		Weighted		Weighted		Weighted
	Shares	Average Market	Shares	Average Market	Shares	Average Market
	Deferred	Price at Date of	Deferred	Price at Date of	Deferred	Price at Date of
Years ended December 31,	Class A	Deferral	Class A	Deferral	Class A	Deferral

Balance, beginning of period	62,253	$22.12	58,604	$21.56	53,136	$21.23
Awarded	6,208	29.99	8,586	25.24	7,783	23.61
Released	(4,306)	21.13	(4,937)	21.00	(2,315)	20.76
Balance, end of period	64,155	$22.94	62,253	$22.12	58,604	$21.56

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Director deferred compensation expense	$170	$223	$187

18.BENEFIT PLANS

401 (k) Plan

Republic maintains a 401(k) plan for eligible employees.  All employees become eligible for the plan as soon as administratively feasible following their date of hire. Participants in the plan have the option to contribute from 1% to 75% of their annual eligible compensation, up to the maximum allowed by the Internal Revenue Service (“IRS”). The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic also contributes bonus contributions in addition to the aforementioned matching contributions if the Company achieves certain operating goals. Normal and bonus contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Employer matching contributions	$1,803	$1,517	$1,419
Discretionary employer bonus matching contributions	582	—	—

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a Supplemental Executive Retirement Plan (“SERP”).  The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits on a monthly basis. The SERP liability was approximately $2 million at December 31, 2016. Expense under the SERP was $81,000 for the year ended December 31, 2016.

19.INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Current expense:
Federal	$24,295	$18,108	$22,143
State	465	1,125	2,469

Deferred expense:
Federal	(1,753)	(1,262)	(8,637)
State	53	107	(447)
Total	$23,060	$18,078	$15,528

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2016	2015	2014

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
State taxes, net of federal benefit	0.49	1.50	2.96
General business tax credits	(0.33)	(0.43)	(0.67)
Nontaxable income	(2.12)	(2.68)	(2.80)
Other, net	0.39	0.56	0.55
Effective tax rate	33.43	33.95	35.04

Year-end deferred tax assets and liabilities were due to the following:

December 31, (in thousands)	2016	2015

Deferred tax assets:
Allowance for loan and lease losses	$10,824	$9,595
Accrued expenses	5,733	3,913
Net operating loss carryforward*	5,417	1,574
Depreciation	—	1,289
Other-than-temporary impairment	746	750
Partnership losses	879	842
OREO writedowns	19	20
Fair value of cash flow hedges	138	210
Acquisition fair value adjustments	1,379	—
Other	2,237	2,061
Total deferred tax assets	27,372	20,254

Deferred tax liabilities:
Unrealized investment securities gains	(711)	(1,314)
Federal Home Loan Bank dividends	(4,296)	(4,315)
Deferred loan fees	(162)	(317)
Mortgage servicing rights	(1,870)	(1,781)
Bargain purchase gain	(1,436)	(552)
New market tax credits	(831)	(707)
Depreciation and amortization	(138)	—
Other	(1,127)	(374)
Total deferred tax liabilities	(10,571)	(9,360)

Less: Valuation allowance	(1,635)	(1,564)
Net deferred tax asset	$15,166	$9,330

*The Company has federal and state net operating loss carryforwards (acquired in the Cornerstone acquisition) of $10.2 million (federal) and $7.2 million (state).  These carryforwards begin to expire in 2030 for both federal and state purposes.  The use of these federal and state carryforwards are each limited under IRC Section 382 to $722,000 annually for federal and $709,000 annually for state.  The Company also has a Kentucky net operating loss of $26.6 million, which began to expire in 2013. The Company maintains a valuation allowance, as it does not anticipate generating taxable income in Kentucky to utilize these carryforwards prior to expiration.  Finally, the Company has AMT credit carryforwards (acquired in the Cornerstone acquisition) of $84,000 with no expiration date.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Balance, beginning of period	$1,800	$1,977	$1,381
Additions based on tax related to the current period	268	109	81
Additions for tax positions of prior periods	—	15	750
Reductions for tax positions of prior periods	(90)	—	—
Reductions due to the statute of limitations	(340)	(301)	(235)
Settlements	(143)	—	—
Balance, end of period	$1,495	$1,800	$1,977

Of the 2016 total, $972,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company plans on recognizing a tax benefit of $357,000 during the first quarter of 2017 as the statute of limitations related to one jurisdiction has closed.

Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2016, 2015 and 2014 and accrued on the balance sheets as of December 31, 2016, 2015 and 2014 are presented below:

Years Ended December 31, (in thousands)	2016	2015	2014

Interest and penalties recorded in the income statement as a component of income tax expense	$(290)	$19	$260
Interest and penalties accrued on balance sheet	557	847	827

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2012.

The Company completed an IRS examination of its 2013 corporate income tax return during 2016 and was notified that the examination resulted in no significant adjustments to the Company’s tax liability.

20.EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. See Footnote 14, “Stockholders’ Equity and Regulatory Capital Matters” of this section of the filing.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2016	2015	2014

Net income	$45,903	$35,166	$28,787

Weighted average shares outstanding	20,942	20,861	20,804
Effect of dilutive securities	12	81	95
Average shares outstanding including dilutive securities	20,954	20,942	20,899

Basic earnings per share:
Class A Common Stock	$2.22	$1.70	$1.39
Class B Common Stock	2.02	1.55	1.32

Diluted earnings per share:
Class A Common Stock	$2.22	$1.70	$1.38
Class B Common Stock	2.01	1.54	1.32

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2016	2015	2014

Antidilutive stock options	5,000	318,400	16,250
Average antidilutive stock options	3,125	216,621	15,419

21.TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and President are partners. Rent expense under these leases was as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Rent expense under leases from related parties	$3,791	$3,706	$3,646

Total minimum lease commitments under non-cancelable operating leases are as follows:

Year (in thousands)	Affiliate	Other	Total

2017	$3,508	2,301	5,809
2018	2,949	2,106	5,055
2019	2,165	1,723	3,888
2020	1,945	1,502	3,447
2021	1,477	1,407	2,884
Thereafter	1,780	3,605	5,385
Total	$13,824	$12,644	$26,468

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to the Company. Fees paid by the Company totaled $15,000,  $15,000 and $16,000 for years ended December 31, 2016, 2015 and 2014.

A director of Republic Bancorp, Inc. is designated as a staff attorney with a local law firm. While this director has an arrangement where a percentage of revenues paid to the law firm by certain clients is remitted to him, fees paid to the law firm by the Company are not included in this arrangement. Fees paid by the Company to this law firm totaled $183,000, $183,000 and $160,000 in 2016, 2015 and 2014.

A director of the Bank is an executive of two consulting firms and a local chamber of commerce. Fees paid by the Company to these entities totaled $122,000,  $101,000 and $66,000 in 2016, 2015 and 2014.

A director of the Bank is a partner of an accounting firm that received fees from the Company of $1,000,  $2,000 and $9,000 in 2016, 2015 and 2014.

Loans made to executive officers and directors of Republic and their related interests during 2016 were as follows:

(in thousands)

Beginning balance	$52,070
Effect of changes in composition of related parties	(6,185)
New loans	21,618
Repayments	(29,549)
Ending balance	$37,954

Deposits from executive officers, directors, and their affiliates totaled $81 million and $82 million at December 31, 2016 and 2015.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2.1 million and $2.1 million as of December 31, 2016 and 2015.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of the $690,000 of indebtedness to the Company. The aggregate amount of such unreimbursed premiums constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2016 and 2015, the net death benefit under the policies was approximately $3.5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

22.OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2016	2015	2014

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$(2,294)	$(3,160)	$2,021
Reclassification adjustment for gain on security available for sale recognized in earnings	—	(88)	—
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	(9)	(125)	475
Net unrealized gains (losses)	(2,303)	(3,373)	2,496
Tax effect	807	1,181	(875)
Net of tax	(1,496)	(2,192)	1,621

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(125)	(514)	(1,082)
Reclassification amount for derivative losses realized in income	332	402	424
Net unrealized gains (losses)	207	(112)	(658)
Tax effect	(73)	38	231
Net of tax	134	(74)	(427)

Total other comprehensive income (loss) components, net of tax	$(1,362)	$(2,266)	$1,194

Significant amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2016, 2015 and 2014:

		Amounts Reclassified From
		Accumulated Other
	Affected Line Items in the Consolidated	Comprehensive Income
Years Ended December 31, (in thousands)	Statements of Income	2016	2015	2014

Available for Sale Securities:
Gain on call of security available for sale	Noninterest income	$—	$88	$—
Tax effect	Income tax expense	—	(31)	—
Net of tax	Net income	—	57	—

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(168)	(198)	(201)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(164)	(204)	(223)
Total derivative losses on cash flow hedges	Total interest expense	(332)	(402)	(424)
Tax effect	Income tax expense	116	141	70
Net of tax	Net income	(216)	(261)	(354)

Net of tax, total all reclassification amounts	Net income	$(216)	$(204)	$(354)

The following is a summary of the accumulated OCI balances, net of tax:

		2016
(in thousands)	December 31, 2015	Change	December 31, 2016

Unrealized gain on securities available for sale	$1,727	$(1,490)	$237
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(6)	706
Unrealized loss on cash flow hedge	(390)	134	(256)
Total unrealized gain	$2,049	$(1,362)	$687

		2015
(in thousands)	December 31, 2014	Change	December 31, 2015

Unrealized gain on securities available for sale	$3,839	$(2,112)	$1,727
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	792	(80)	712
Unrealized loss on cash flow hedge	(316)	(74)	(390)
Total unrealized gain	$4,315	$(2,266)	$2,049

23.PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2016	2015

Assets:

Cash and cash equivalents	$95,755	$132,711
Security available for sale	3,200	3,405
Investment in bank subsidiary	541,972	479,302
Investment in non-bank subsidiaries	2,982	2,851
Other assets	6,838	4,945

Total assets	$650,747	$623,214

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	5,101	5,427
Stockholders’ equity	604,406	576,547

Total liabilities and stockholders’ equity	$650,747	$623,214

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2016	2015	2014

Income and expenses:

Dividends from subsidiary	$19,114	$17,340	$16,676
Interest income	162	17	2
Other income	45	45	45
Less: Interest expense	915	2,056	2,515
Less: Other expenses	446	568	392

Income before income tax benefit	17,960	14,778	13,816
Income tax benefit	394	876	976

Income before equity in undistributed net income of subsidiaries	18,354	15,654	14,792
Equity in undistributed net income of subsidiaries	27,549	19,512	13,995

Net income	$45,903	$35,166	$28,787

Comprehensive income	$44,541	$32,900	$29,981

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2016	2015	2014

Operating activities:

Net income	$45,903	$35,166	$28,787
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(44)	(4)	—
Equity in undistributed net income of subsidiaries	(27,549)	(19,512)	(13,995)
Director deferred compensation - Parent Company	103	108	98
Change in other assets	(1,366)	1,853	3,834
Change in other liabilities	(313)	201	(1,500)
Net cash provided by operating activities	16,734	17,812	17,224

Investing activities:

Acquisition of Cornerstone Bancorp, Inc.	(31,795)	—	—
Investment in Republic Insurance Services, Inc.	—	—	(246)
Purchases of security available for sale	—	(3,401)	—
Net cash used in investing activities	(31,795)	(3,401)	(246)

Financing activities:

Payoff of subordinated note, net of common security interest	(4,000)	—	—
Common Stock repurchases	(1,207)	(551)	(347)
Net proceeds from Common Stock options exercised	80	1,136	1,103
Cash dividends paid	(16,768)	(15,839)	(14,930)
Net cash used in financing activities	(21,895)	(15,254)	(14,174)

Net change in cash and cash equivalents	(36,956)	(843)	2,804

Cash and cash equivalents at beginning of period	132,711	133,554	130,750

Cash and cash equivalents at end of period	$95,755	$132,711	$133,554

24.SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of December 31, 2016, the Company was divided into four distinct business operating segments: Traditional Banking, Warehouse, Mortgage Banking and RPG. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations and the Company’s national branchless banking platform, MemoryBank, are considered part of Traditional Banking operations. The RPG segment includes the following divisions: TRS, RPS and RCS. TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

The nature of segment operations and the primary drivers of net revenues by reportable segment are provided below:

	Segment:	Nature of Operations:	Primary Drivers of Net Revenues:

Traditional Banking

Provides traditional banking products to clients primarily in its market footprint via its network of banking centers and to clients outside of its market footprint primarily via its Digital and Correspondent Lending delivery channels.

Loans, investments and deposits
Core Banking	Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the United States.	Mortgage warehouse lines of credit
	Mortgage Banking	Primarily originates, sells and services long-term, single family, first lien residential real estate loans primarily to clients in its market footprint.	Gain on sale of loans and servicing fees
Republic Processing Group

The TRS division facilitates the receipt and payment of federal and state tax refund products.  The RPS division offers general-purpose reloadable cards.  The RCS division offers short-term credit products. RPG products are primarily provided to clients outside of the Bank’s market footprint.

Net refund transfer fees

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is allocated to the Traditional Banking segment. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made. Transactions among reportable segments are made at carrying value.

Segment information for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$121,692	$16,529	$200	$138,421	$17,633	$156,054

Provision for loan and lease losses	3,448	497	—	3,945	10,548	14,493

Net refund transfer fees	—	—	—	—	19,240	19,240
Mortgage banking income	—	—	6,882	6,882	—	6,882
Program fees	—	—	—	—	3,044	3,044
Other noninterest income	26,090	18	360	26,468	1,875	28,343
Total noninterest income	26,090	18	7,242	33,350	24,159	57,509

Total noninterest expenses	108,360	3,142	4,688	116,190	13,917	130,107

Income before income tax expense	35,974	12,908	2,754	51,636	17,327	68,963
Income tax expense	11,015	4,798	964	16,777	6,283	23,060
Net income	$24,959	$8,110	$1,790	$34,859	$11,044	$45,903

Segment end of period assets	$4,169,557	$584,916	$17,453	$4,771,926	$44,383	$4,816,309

Net interest margin	3.26%	3.59%	NM	3.30%	NM	3.65%

	Year Ended December 31, 2015
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$108,303	$12,209	$219	$120,731	$3,239	$123,970

Provision for loan and lease losses	2,897	168	—	3,065	2,331	5,396

Net refund transfer fees	—	—	—	—	17,388	17,388
Mortgage banking income	—	—	4,411	4,411	—	4,411
Program fees	—	—	—	—	1,233	1,233
Gain on call of security available for sale	88	—	—	88	—	88
Other noninterest income	23,670	24	248	23,942	932	24,874
Total noninterest income	23,758	24	4,659	28,441	19,553	47,994

Total noninterest expenses	93,740	2,526	4,918	101,184	12,140	113,324

Income (loss) before income tax expense	35,424	9,539	(40)	44,923	8,321	53,244
Income tax expense (benefit)	11,505	3,575	(14)	15,066	3,012	18,078
Net income (loss)	$23,919	$5,964	$(26)	$29,857	$5,309	$35,166

Segment end of period assets	$3,809,526	$386,414	$9,348	$4,205,288	$25,001	$4,230,289

Net interest margin	3.20%	3.58%	NM	3.24%	NM	3.27%

	Year Ended December 31, 2014
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$104,832	$7,428	$183	$112,443	$330	$112,773

Provision for loan and lease losses	3,042	350	—	3,392	(533)	2,859

Net refund transfer fees	—	—	—	—	16,130	16,130
Mortgage banking income	—	—	2,862	2,862	—	2,862
Program fees	—	—	—	—	591	591
Other noninterest income	21,489	12	244	21,745	1,191	22,936
Total noninterest income	21,489	12	3,106	24,607	17,912	42,519

Total noninterest expenses	90,713	1,857	3,881	96,451	11,667	108,118

Income (loss) before income tax expense	32,566	5,233	(592)	37,207	7,108	44,315
Income tax expense (benefit)	11,251	1,831	(207)	12,875	2,653	15,528
Net income (loss)	$21,315	$3,402	$(385)	$24,332	$4,455	$28,787

Segment end of period assets	$3,404,323	$319,153	$11,593	$3,735,069	$11,944	$3,747,013

Net interest margin	3.32%	3.77%	NM	3.35%	NM	3.33%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM ---Not Meaningful

25.SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2016, 2015 and 2014.

	2016
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$45,903	$43,934	$40,140	$44,015
Interest expense	4,258	4,536	4,563	4,581
Net interest income	41,645	39,398	35,577	39,434
Provision for loan and lease losses(2)	5,004	2,489	1,814	5,186
Net interest income after provision	36,641	36,909	33,763	34,248
Noninterest income(3)	10,485	11,301	10,802	24,921
Noninterest expenses(4)	32,166	33,534	31,866	32,541
Income before income taxes	14,960	14,676	12,699	26,628
Income tax expense	4,960	4,848	4,359	8,893
Net income	10,000	9,828	8,340	17,735

Basic earnings per share:
Class A Common Stock	0.48	0.47	0.40	0.86
Class B Common Stock	0.44	0.43	0.37	0.78

Diluted earnings per share:
Class A Common Stock	0.48	0.47	0.40	0.85
Class B Common Stock	0.44	0.43	0.37	0.77

Dividends declared per common share:
Class A Common Stock	0.209	0.209	0.209	0.198
Class B Common Stock	0.190	0.190	0.190	0.180

	2015
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$36,842	$36,107	$35,722	$33,761
Interest expense	4,376	4,683	4,664	4,739
Net interest income	32,466	31,424	31,058	29,022
Provision for loan and lease losses	2,074	2,233	904	185
Net interest income after provision	30,392	29,191	30,154	28,837
Noninterest income(3)	7,717	7,806	9,485	22,986
Noninterest expenses(4)	26,847	28,238	27,165	31,074
Income before income tax expense	11,262	8,759	12,474	20,749
Income tax expense	3,844	3,119	4,154	6,961
Net income	7,418	5,640	8,320	13,788

Basic earnings per share:
Class A Common Stock	0.36	0.27	0.40	0.66
Class B Common Stock	0.33	0.25	0.37	0.65

Diluted earnings per share:
Class A Common Stock	0.36	0.27	0.40	0.66
Class B Common Stock	0.33	0.25	0.36	0.64

Dividends declared per common share:
Class A Common Stock	0.198	0.198	0.198	0.187
Class B Common Stock	0.180	0.180	0.180	0.170

(1)	The first quarters of 2016 and 2015 were significantly impacted by the TRS division of RPG.

(2)	Provision expense:

The relatively higher levels of provision expense during the first and fourth quarters of 2016 were driven primarily by provision expense at the RPG segment. Provision expense at RPG was $4.7 million during the first quarter of 2016 and was primarily driven by the TRS division’s EA product. Provision expense at RPG was $3.3 million during the fourth quarter of 2016 and was primarily driven by short-term consumer loans originated through the RCS division of RPG.

(3)	Noninterest income:

During the third quarter of 2016, the Company recorded a $1.1 million gain on the bulk-loan sale of approximately $71 million of its correspondent loan portfolio.

(4)	Noninterest expenses:

During the fourth quarters of 2016 and 2015, the Company reversed $1.7 million and $2.3 million of incentive compensation accruals based on revised payout estimates.

During the third quarter of 2015, the Company reversed $450,000 of incentive compensation accruals based on revised payout estimates.

During the third quarter of 2016, The Company incurred an $846,000 prepayment penalty on payoff of $50 million in FHLB advances.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. (“Republic” or the “Company”) for the 2016 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 20, 2017, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager	56	Chairman and Chief Executive Officer (“CEO”)
A. Scott Trager	64	Vice Chair and President
Kevin Sipes	45	Executive Vice President, Chief Financial Officer (“CFO”) and Chief Accounting Officer
William R. Nelson	53	President, Republic Processing Group
Anthony T. Powell	49	Executive Vice President, Republic Bank & Trust Company
Steven E. DeWeese	48	Executive Vice President, Republic Bank & Trust Company
Robert J. Arnold	58	Senior Vice President, Republic Bank & Trust Company
John Rippy	56	Senior Vice President, Republic Bank & Trust Company
Juan Montano	47	Senior Vice President, Republic Bank & Trust Company

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Steven E. Trager and A. Scott Trager are cousins.

Steven E. Trager began serving as Chairman and CEO of Republic in 2012 and has served as Chairman and CEO of Republic Bank & Trust Company (the “Bank”) since 1998.  From 1994 to 1997 he served as Vice Chairman of the Company.  From 1994 to 1998 he served as Secretary, and from 1998 to 2012 he served as President and CEO of Republic.

A. Scott Trager has served as President of Republic since 2012 and as President of the Company since 1984. From 1994 to 2012, he served as Vice Chairman of Republic.

Kevin Sipes joined the Company in 1995 and has served as Executive Vice President and Treasurer of Republic and the Company since 2002 and CFO of Republic and the Company since 2000. He began serving as Chief Accounting Officer of the Company in 2000.

William R. Nelson has served as President of Republic Processing Group since 2007.  He previously served as Director of Relationship Management of HSBC, Taxpayer Financial Services, in 2004 and was promoted to Group Director — Independent Program in 2006 through 2007.  He previously served as Director of Sales, Marketing and Customer Service with RPG from 1999 through 2004.

Anthony T. Powell joined the Company in 1999 as VP. In 2001, he was promoted to SVP and Senior Commercial Lending Officer. In 2005, he was promoted to SVP and Managing Director of Business Banking. In 2015, he assumed responsibility for the Retail Banking division of the Company and was named SVP and Chief Credit and Retail Officer. In January 2017, he was named EVP and Chief Lending Officer.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2016. There were no equity compensation plans not approved by security holders at December 31, 2016.

	(1)	(2)	(3)
			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be Issued	Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding	of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights	and Rights	Column (1))

2015 Stock Incentive Plan	358,100	$24.26	2,641,900
2005 Stock Incentive Plan	86,500	24.88	—

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2016 and 2015

Consolidated statements of income and comprehensive income — years ended December 31, 2016, 2015 and 2014

Consolidated statements of stockholders’ equity — years ended December 31, 2016, 2015 and 2014

Consolidated statements of cash flows — years ended December 31, 2016, 2015 and 2014

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

REPUBLIC BANCORP, INC.

March 10, 2017	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 10, 2017
Steven E. Trager	and Director

/s/ A. Scott Trager	President and Director	March 10, 2017
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 10, 2017
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 10, 2017
Craig Greenberg

/s/ Michael T. Rust	Director	March 10, 2017
Michael T. Rust

/s/ Mark A. Vogt	Director	March 10, 2017
Mark A. Vogt

/s/ R. Wayne Stratton	Director	March 10, 2017
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 10, 2017
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed October 13, 2016 (Commission File Number: 0-24649))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

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

10.20

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

No.	Description

10.25

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

10.31	Assignment of Lease relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Commission File Number: 0-24649))

10.32	Assignment of Lease relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Commission File Number: 0-24649))

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
10.51

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

10.54

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

10.58

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.59

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015 (Commission File Number: 0-24649))

10.60

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.61*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.62*	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.63*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File Number: 0-24649))

10.64*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

No.	Description
10.65*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.66*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.67*

Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.68*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016 (Commission File Number: 0-24649))

10.69*	Restricted Stock Award Agreement, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.70*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.71*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.72*

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

10.74*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.75*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.76*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.77

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.78*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.79

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

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.

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