Form 10-Q
period 2017-03-31
REPUBLIC BANCORP INC /KY/
filed 2017-05-10
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2017, was 18,615,302 and 2,242,965.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	March 31,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$206,187	$289,309
Securities available for sale	526,270	481,275
Securities held to maturity (fair value of $52,479 in 2017 and $53,249 in 2016)	51,860	52,864
Mortgage loans held for sale, at fair value	5,193	11,662
Consumer loans held for sale, at fair value	3,679	2,198
Consumer loans held for sale, at the lower of cost or fair value	1,420	1,310
Loans	3,710,376	3,810,778
Allowance for loan and lease losses	(42,362)	(32,920)
Loans, net	3,668,014	3,777,858
Federal Home Loan Bank stock, at cost	28,208	28,208
Premises and equipment, net	43,962	42,869
Goodwill	16,300	16,300
Other real estate owned	1,362	1,391
Bank owned life insurance	62,185	61,794
Other assets and accrued interest receivable	50,152	49,271

TOTAL ASSETS	$4,664,792	$4,816,309

LIABILITIES

Deposits:
Noninterest-bearing	$1,070,237	$971,952
Interest-bearing	2,278,547	2,188,740
Total deposits	3,348,784	3,160,692

Securities sold under agreements to repurchase and other short-term borrowings	144,375	173,473
Federal Home Loan Bank advances	467,500	802,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	42,229	33,998

Total liabilities	4,044,128	4,211,903

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,904	4,906
Additional paid in capital	138,634	138,192
Retained earnings	475,885	460,621
Accumulated other comprehensive income	1,241	687

Total stockholders’ equity	620,664	604,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,664,792	$4,816,309

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME:

Loans, including fees	$58,004	$41,429
Taxable investment securities	2,155	1,855
Federal Home Loan Bank stock and other	724	731
Total interest income	60,883	44,015

INTEREST EXPENSE:

Deposits	1,879	1,392
Securities sold under agreements to repurchase and other short-term borrowings	25	25
Federal Home Loan Bank advances	2,292	2,953
Subordinated note	249	211
Total interest expense	4,445	4,581

NET INTEREST INCOME	56,438	39,434

Provision for loan and lease losses	12,351	5,186

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	44,087	34,248

NONINTEREST INCOME:

Service charges on deposit accounts	3,247	3,140
Net refund transfer fees	15,382	17,078
Mortgage banking income	1,160	1,261
Interchange fee income	2,326	2,123
Program fees	1,091	319
Increase in cash surrender value of bank owned life insurance	391	339
Net gains on other real estate owned	142	248
Other	1,184	413
Total noninterest income	24,923	24,921

NONINTEREST EXPENSES:

Salaries and employee benefits	21,211	17,083
Occupancy and equipment, net	5,967	5,419
Communication and transportation	1,272	1,073
Marketing and development	1,004	507
FDIC insurance expense	450	658
Bank franchise tax expense	2,435	2,451
Data processing	1,652	1,333
Interchange related expense	1,058	904
Supplies	527	449
Other real estate owned expense	97	80
Legal and professional fees	752	823
Other	2,514	1,761
Total noninterest expenses	38,939	32,541

INCOME BEFORE INCOME TAX EXPENSE	30,071	26,628
INCOME TAX EXPENSE	10,054	8,893
NET INCOME	$20,017	$17,735

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.97	$0.86
Class B Common Stock	0.88	0.78

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.96	$0.85
Class B Common Stock	0.88	0.77

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.209	$0.198
Class B Common Stock	0.190	0.180

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$20,017	$17,735

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	28	(571)
Reclassification amount for derivative losses realized in income	66	87
Change in unrealized gain (loss) on securities available for sale	706	2,292
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	53	(149)
Net unrealized gains	853	1,659
Tax effect	(299)	(580)
Total other comprehensive income, net of tax	554	1,079

COMPREHENSIVE INCOME	$20,571	$18,814

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2017

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2017	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

Net income	—	—	—	—	20,017	—	20,017

Net change in accumulated other comprehensive income	—	—	—	—	—	554	554

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(3,891)	—	(3,891)
Class B Shares	—	—	—	—	(427)	—	(427)

Stock options exercised, net of shares redeemed	2	—	—	33	—	—	33

Repurchase of Class A Common Stock	(13)	—	(2)	(107)	(435)	—	(544)

Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	51	—	—	51

Deferred director compensation expense - Class A Common Stock	5	—	—	55	—	—	55

Stock based compensation expense - performance stock units	—	—	—	132	—	—	132

Stock based compensation expense - restricted stock	4	—	—	215	—	—	215

Stock based compensation expense - stock options	—	—	—	63	—	—	63

Balance, March 31, 2017	18,615	2,243	$4,904	$138,634	$475,885	$1,241	$620,664

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$20,017	$17,735
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	138	135
Accretion on loans, deposits and core deposit intangible, net	(583)	(873)
Depreciation of premises and equipment	2,100	1,716
Amortization of mortgage servicing rights	353	305
Provision for loan and lease losses	12,351	5,186
Net gain on sale of mortgage loans held for sale	(977)	(1,095)
Origination of mortgage loans held for sale	(33,245)	(36,992)
Proceeds from sale of mortgage loans held for sale	40,691	35,022
Net gain on sale of consumer loans held for sale	(1,108)	(433)
Origination of consumer loans held for sale	(126,924)	(44,068)
Proceeds from sale of consumer loans held for sale	126,441	44,034
Net gain realized on sale of other real estate owned	(212)	(248)
Writedowns of other real estate owned	70	—
Deferred director compensation expense - Class A Common Stock	55	62
Stock based compensation expense	410	261
Increase in cash surrender value of bank owned life insurance	(391)	(339)
Net change in other assets and liabilities:
Accrued interest receivable	209	(180)
Accrued interest payable	(90)	54
Other assets	(2,096)	(2,390)
Other liabilities	8,700	7,878
Net cash provided by operating activities	45,909	25,770

INVESTING ACTIVITIES:
Purchases of securities available for sale	(54,390)	(370,084)
Proceeds from calls, maturities and paydowns of securities available for sale	10,017	370,390
Proceeds from calls, maturities and paydowns of securities held to maturity	1,002	882
Net change in outstanding warehouse lines of credit	90,274	(7,257)
Purchase of non-business-acquisition loans, including premiums paid	(1,224)	(23,188)
Net change in other loans	8,800	4,274
Proceeds from sales of other real estate owned	501	588
Net purchases of premises and equipment	(3,193)	(887)
Net cash provided by (used in) investing activities	51,787	(25,282)

FINANCING ACTIVITIES:
Net change in deposits	188,092	249,169
Net change in securities sold under agreements to repurchase and other short-term borrowings	(29,098)	(75,540)
Payments of Federal Home Loan Bank advances	(435,000)	(182,000)
Proceeds from Federal Home Loan Bank advances	100,000	—
Repurchase of Class A Common Stock	(544)	—
Net proceeds from Common Stock options exercised	33	55
Cash dividends paid	(4,301)	(4,082)
Net cash used in financing activities	(180,818)	(12,398)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(83,122)	(11,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289,309	210,082
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$206,187	$198,172

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$4,535	$4,527
Income taxes	331	156

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$330	$656
Loans provided for sales of other real estate owned	—	256

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2017 and 2016 AND DECEMBER 31, 2016 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Credit Solutions (“RCS”) and Republic Payment Solutions (“RPS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RCS and RPS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Core Banking (includes Traditional Banking, Warehouse Lending and Mortgage Banking segments)

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 33

•Metropolitan Louisville — 19

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Florence — 1

•Independence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 6

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

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

Other sources of Core Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, fees charged to clients for trust services, increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”) and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others, primarily the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”).

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

Primarily from its Warehouse clients, the Core Bank acquires single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 74% of loans acquired through this origination channel as of March 31, 2017, secured by collateral in the state of California.

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

TRS first offered its Easy Advance (“EA”) tax credit product during the first two months of 2016 and for a second successive year during the first two months of 2017.  For the first quarter 2017 tax season the Company modified the EA product offering to have more than one advance amount and a different price structure to the Tax Providers based on the amount borrowed by the taxpayer.  All other features of the product remained substantially the same as those from the first quarter 2016 tax season, including the following:

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

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs during 2017 and 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable taxing authority.  EAs do not have a contractual due date but are eligible for delinquency consideration three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with all expected loss provisions made in the first quarter of each year. Unpaid EAs are generally charged-off within 81 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

Related to the overall credit losses on EAs, the Bank’s ability to control those losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

Republic Credit Solutions division — Through its RCS division, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.

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

Accounting Standards Updates (“ASUs”)

The following ASUs were issued prior to March 31, 2017 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

ASU. No.	Topic	Nature of Update	Date Adoption Required	Method of Adoption	Expected Impact to Company's Financial Statements
2014-09	Revenue from Contracts with Customers (Topic 606)

Requires that revenue from contracts with clients be recognized upon transfer of control of a good or service in the amount of consideration expected to be received.  Changes the accounting for certain contract costs, including whether they may be offset against revenue in the statements of income, and requires additional disclosures about revenue and contract costs.

			January 1, 2018	Full retrospective approach or a modified-retrospective approach.	While the Company believes this ASU will have an immaterial impact, it continues to evaluate this ASU for changing facts and circumstances in the Company's operations as the effective date approaches.

2016-02	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.	Currently under analysis. During 2017, the Company continued to review all of its operating leases and analyze the impact of adopting this ASU.

2016-13	Financial Instruments – Credit Losses (Topic 326)	Amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.

The Company expects a substantial, yet fully undetermined, increase in its allowance for credit losses. During 2016 and into 2017, the Company formed a committee to implement the transition and also began analyzing its loan-level data.

2016-18	Statement of Cash Flows (Topic 230)

Requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents.

			January 1, 2018	Retrospective transition.	Immaterial

2017-01	Business Combinations (Topic 805)

Clarifies the definition of a business.  The amendments in this ASU are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

			January 1, 2018	Prospectively.	Immaterial

2017-03	Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)

These amendments add text of “SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin ["SAB"] Topic 11.M).”

This announcement applies to ASU No. 2014-09, ASU No. 2016-02, and ASU No. 206-13 above.

			N/A	N/A	Immaterial

2017-04	Intangibles - Goodwill and Other (Topic 350)

This ASU simplifies goodwill impairment testing by eliminating Step 2 from the goodwill impairment test. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

			January 1, 2020	Prospectively, with early adoption permitted.	Immaterial

2017-08	Receivables - Nonrefundable Fees and Other Costs (Topic 310-20)

This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

			January 1, 2019	Modified retrospective, with early adoption permitted.	Currently under analysis.

2. 2016 ACQUISITION OF CORNERSTONE BANCORP, INC.

OVERVIEW

On May 17, 2016, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), and its wholly-owned bank subsidiary Cornerstone Community Bank, for approximately $32 million in cash. The primary reason for the acquisition of Cornerstone was to expand the Company’s footprint in the Tampa, Florida metropolitan statistical area.

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Cornerstone, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those previously reported preliminary fair values, and the final fair values of those assets and liabilities as recorded by the Company. Effective October 1, 2016, management believed it had finalized the fair values of the acquired assets and assumed liabilities within the 12 months following the date of acquisition, as allowed by GAAP.

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

Explanation of fair value adjustments

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

For the three months ended March 31, 2016, the Company’s consolidated statements of income include approximately $194,000 of acquisition-related costs associated with the Cornerstone acquisition. With regard to the Company’s Cornerstone acquisition, pro forma financial information as if the acquisition had occurred at the beginning of 2016 is not considered material and is not included in this filing.

3. INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$320,381	$92	$(948)	$319,525
Private label mortgage backed security	3,543	1,139	—	4,682
Mortgage backed securities - residential	95,857	2,191	(226)	97,822
Collateralized mortgage obligations	83,317	394	(780)	82,931
Freddie Mac preferred stock	—	394	—	394
Community Reinvestment Act mutual fund	2,500	—	(42)	2,458
Corporate bonds	15,003	255	—	15,258
Trust preferred security	3,460	—	(260)	3,200
Total securities available for sale	$524,061	$4,465	$(2,256)	$526,270

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$295,425	$226	$(1,107)	$294,544
Private label mortgage backed security	3,691	1,086	—	4,777
Mortgage backed securities - residential	71,197	2,027	(220)	73,004
Collateralized mortgage obligations	88,559	334	(1,239)	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Corporate bonds	15,004	154	—	15,158
Trust preferred security	3,449	—	(249)	3,200
Total securities available for sale	$479,825	$4,310	$(2,860)	$481,275

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2017 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$504	$—	$(1)	$503
Mortgage backed securities - residential	156	11	—	167
Collateralized mortgage obligations	26,141	267	(36)	26,372
Corporate bonds	25,059	439	(61)	25,437
Total securities held to maturity	$51,860	$717	$(98)	$52,479

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$506	$—	$(2)	$504
Mortgage backed securities - residential	158	12	—	170
Collateralized mortgage obligations	27,142	250	(124)	27,268
Corporate bonds	25,058	312	(63)	25,307
Total securities held to maturity	$52,864	$574	$(189)	$53,249

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three months ended March 31, 2017 and 2016 there were no gains or losses on sales or calls of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2017 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
March 31, 2017 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$96,033	$96,079	$504	$502
Due from one year to five years	229,351	228,480	5,075	5,015
Due from five years to ten years	10,000	10,224	19,984	20,423
Due beyond ten years	3,460	3,200	—	—
Private label mortgage backed security	3,543	4,682	—	—
Mortgage backed securities - residential	95,857	97,822	156	167
Collateralized mortgage obligations	83,317	82,931	26,141	26,372
Freddie Mac preferred stock	—	394	—	—
Community Reinvestment Act mutual fund	2,500	2,458	—	—
Total securities	$524,061	$526,270	$51,860	$52,479

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporary impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  In 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to AOCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of March 31, 2017, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $394,000.

Corporate Bonds

During 2013 and 2016, the Bank purchased floating rate corporate bonds. The bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 7% and 8% of the Bank’s investment portfolio as of March 31, 2017 and December 31, 2016.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At March 31, 2017, with the exception of the $4.7 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Fannie Mae. At March 31, 2017 and December 31, 2016, there were gross unrealized losses of $1.0 million and $1.5 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During the fourth quarter of 2015, the Parent Company purchased a $3 million floating rate trust preferred security (“TRUP”) at a price of 68% of par.  The coupon on this security is based on the 3-month London Interbank Borrowing Rate (“LIBOR”) rate plus 159 basis points.  The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Unrealized-Loss Analysis

Securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$—	$183,282	$(948)	$183,282	$(948)
Mortgage backed securities - residential	—	—	17,537	(226)	17,537	(226)
Collateralized mortgage obligations	—	—	46,440	(780)	46,440	(780)
Community Reinvestment Act mutual fund	2,458	(42)	—	—	2,458	(42)
Trust preferred security	—	—	3,200	(260)	3,200	(260)
Total securities available for sale	$2,458	$(42)	$250,459	$(2,214)	$252,917	$(2,256)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$138,002	$(1,107)	$—	$—	$138,002	$(1,107)
Mortgage backed securities - residential	9,427	(122)	4,211	(98)	13,638	(220)
Collateralized mortgage obligations	37,547	(690)	15,668	(549)	53,215	(1,239)
Community Reinvestment Act mutual fund	2,455	(45)	—	—	2,455	(45)
Trust preferred security	3,200	(249)	—	—	3,200	(249)
Total securities available for sale	$190,631	$(2,213)	$19,879	$(647)	$210,510	$(2,860)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$503	$(1)	$—	$—	$503	$(1)
Collateralized mortgage obligations	—	—	7,066	(36)	7,066	(36)
Corporate bonds	—	—	4,940	(61)	4,940	(61)
Total securities held to maturity	$503	$(1)	$12,006	$(97)	$12,509	$(98)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$506	$(2)	$—	$—	$506	$(2)
Collateralized mortgage obligations	13,315	(124)	—	—	13,315	(124)
Corporate bonds	—	—	4,937	(63)	4,937	(63)
Total securities held to maturity	$13,821	$(126)	$4,937	$(63)	$18,758	$(189)

At March 31, 2017, the Bank’s security portfolio consisted of 182 securities, 47 of which were in an unrealized loss position.

At December 31, 2016, the Bank’s security portfolio consisted of 179 securities, 45 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.7 million at March 31, 2017. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2017	December 31, 2016

Carrying amount	$224,778	$231,695
Fair value	224,978	231,891

4. LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans.  Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Mortgage Banking operations, while consumer loans originated for sale are originated and sold through the RCS division of the Company’s RPG segment.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 11 “Mortgage Banking Activities” of this section of the filing.

Consumer Loans Held for Sale, at Fair Value

During the first quarter of 2016, RCS initiated an installment loan program, in which the Company sells 100% of the receivables approximately 21 days after origination.  The Company carries these loans at fair value, with the loans marked to market on a monthly basis, and any changes in their fair value reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Balance, beginning of period	$2,198	$—
Origination of consumer loans held for sale	12,238	415
Proceeds from the sale of consumer loans held for sale	(10,783)	—
Net gain on sale of consumer loans held for sale	26	—
Balance, end of period	$3,679	$415

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale its line-of-credit product and its credit card product. The Bank sells 90% of the balances maintained through these products within two days of loan origination and retains a 10% interest. The line-of-credit product represents the substantial majority of activity in consumer loans held for sale and carried at the lower of cost or fair value, as RCS moved beyond the pilot phase for this product in June 2015. In December 2015, RCS began piloting its credit card product.  Any gains or losses on the sale of RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Balance, beginning of period	$1,310	$514
Origination of consumer loans held for sale	114,686	43,653
Proceeds from the sale of consumer loans held for sale	(115,658)	(44,034)
Net gain on sale of consumer loans held for sale	1,082	433
Balance, end of period	$1,420	$566

5. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

(in thousands)	March 31, 2017	December 31, 2016

Core Bank:
Residential real estate:
Owner occupied	$969,705	$1,000,148
Owner occupied - correspondent*	141,375	149,028
Nonowner occupied	164,742	156,605
Commercial real estate	1,049,193	1,060,496
Construction & land development	130,766	119,650
Commercial & industrial	270,652	259,026
Lease financing receivables	13,853	13,614
Warehouse lines of credit*	495,165	585,439
Home equity	341,611	341,285
Consumer:
Credit cards	14,644	13,414
Overdrafts	786	803
Automobile loans	55,962	52,579
Other consumer	19,215	19,744
Total Core Bank	3,667,669	3,771,831

Republic Processing Group*:
Commercial & industrial	14	6,695
Consumer:
Easy Advances	10,672	—
Republic Credit Solutions	32,021	32,252
Total Republic Processing Group	42,707	38,947

Total loans**	3,710,376	3,810,778
Allowance for loan and lease losses	(42,362)	(32,920)

Total loans, net	$3,668,014	$3,777,858

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016

Contractual receivable	$3,715,075	$3,816,086
Unearned income(1)	(1,098)	(1,050)
Unamortized premiums(2)	1,654	1,838
Unaccreted discounts(3)	(8,842)	(9,397)
Net unamortized deferred origination fees and costs	3,587	3,301
Carrying value of loans	$3,710,376	$3,810,778

(1)	Unearned income relates to lease financing receivables.
(2)	Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and predominately relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.

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

The following table reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Residential real estate:
Owner occupied - correspondent*	$1,224	$20,521
Consumer:
Other consumer*	—	2,667
Total purchased loans**	$1,224	$23,188

* Represents origination amount, inclusive of applicable purchase premiums.

**Purchases are all part of Core Bank operations.

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

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 Cornerstone acquisition:

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90-days-or-more when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016

Contractually-required principal	$14,926	$15,587
Non-accretable amount	(1,806)	(1,713)
Accretable amount	(3,409)	(3,600)
Carrying value of loans	$9,711	$10,274

The following table presents a rollforward of the accretable amount on all PCI loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Balance, beginning of period	$(3,600)	$(4,125)
Transfers between non-accretable and accretable	90	(455)
Net accretion into interest income on loans, including loan fees	101	727
Balance, end of period	$(3,409)	$(3,853)

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of March 31, 2017 and December 31, 2016, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016:

March 31, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Core Bank:
Residential real estate:
Owner occupied	$—	$20,549	$12,972	$—	$186	$1,799	$35,506
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	649	1,079	—	518	—	2,246
Commercial real estate	1,031,746	6,345	4,107	—	6,995	—	1,049,193
Construction & land development	129,894	89	783	—	—	—	130,766
Commercial & industrial	269,756	722	151	—	23	—	270,652
Lease financing receivables	13,853			—	—	—	13,853
Warehouse lines of credit	495,165	—	—	—	—	—	495,165
Home equity	—	232	2,035	—	92	97	2,456
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—
Other consumer	—	—	211	—	1	—	212
Total Core Bank	1,940,414	28,586	21,338	—	7,815	1,896	2,000,049

Republic Processing Group:
Commercial & industrial	14	—	—	—	—	—	14
Consumer:
Easy Advances	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	122	—	—	—	122
Total Republic Processing Group:	14	—	122	—	—	—	136

Total rated loans	$1,940,428	$28,586	$21,460	$—	$7,815	$1,896	$2,000,185

December 31, 2016		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention*	Substandard*	Loss	Group 1	Substandard	Loans**

Core Bank:
Residential real estate:
Owner occupied	$—	$21,344	$13,117	$—	$218	$2,267	$36,946
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	656	1,115	—	523	—	2,294
Commercial real estate	1,042,137	7,086	4,224	—	7,049	—	1,060,496
Construction & land development	118,769	90	791	—	—	—	119,650
Commercial & industrial	257,579	1,270	154	—	23	—	259,026
Lease financing receivables	13,614			—	—	—	13,614
Warehouse lines of credit	585,439	—	—	—	—	—	585,439
Home equity	—	256	1,763	—	94	99	2,212
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—
Other consumer	—	—	166	—	1	—	167
Total Core Bank	2,017,538	30,702	21,330	—	7,908	2,366	2,079,844

Republic Processing Group:
Commercial & industrial	6,695	—	—	—	—	—	6,695
Consumer:
Easy Advances	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	82	—	—	—	82
Total Republic Processing Group:	6,695	—	82	—	—	—	6,777

Total rated loans	$2,024,233	$30,702	$21,412	$—	$7,908	$2,366	$2,086,621

*At March 31, 2017 and December 31, 2016, Special Mention included $2 million and $2 million and Substandard included $1 million and $1 million that were removed from PCI accounting in accordance with ASC 310-30-35-13 due to a post-acquisition troubled debt restructuring.

** The above tables exclude all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (“Allowance”) by loan class follows:

	Allowance Rollforward
	Three Months Ended
	March 31, 2017					March 31, 2016
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Core Bank:
Residential real estate:
Owner occupied	$7,158	$(143)	$(3)	$59	$7,071	$8,301	$(182)	$(144)	$74	$8,049
Owner occupied - correspondent	373	(9)	(11)	—	353	623	(16)	—	—	607
Nonowner occupied	1,139	59	—	—	1,198	1,052	87	(44)	—	1,095
Commercial real estate	8,078	(197)	—	17	7,898	7,672	20	(41)	27	7,678
Construction & land development	1,850	383	—	—	2,233	1,303	69	(44)	20	1,348
Commercial & industrial	1,511	(44)	—	21	1,488	1,455	(75)	—	4	1,384
Lease financing receivables	136	9	—	—	145	89	8	—	—	97
Warehouse lines of credit	1,464	(226)	—	—	1,238	967	18	—	—	985
Home equity	3,757	69	(4)	9	3,831	2,996	67	(35)	26	3,054
Consumer:
Credit cards	490	38	(27)	5	506	448	21	(12)	9	466
Overdrafts	675	83	(184)	67	641	351	184	(161)	76	450
Automobile loans	526	36	—	1	563	56	89	—	—	145
Other consumer	771	183	(230)	101	825	479	208	(131)	92	648
Total Core Bank	27,928	241	(459)	280	27,990	25,792	498	(612)	328	26,006

Republic Processing Group:
Commercial & industrial	25	(25)	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	8,601	(860)	—	7,741	—	3,574	(405)	—	3,169
Refund Anticipation Loans	—	(235)	—	235	—	—	(247)	—	247	—
Republic Credit Solutions	4,967	3,769	(2,285)	180	6,631	1,699	1,361	(846)	86	2,300
Total Republic Processing Group	4,992	12,110	(3,145)	415	14,372	1,699	4,688	(1,251)	333	5,469

Total	$32,920	$12,351	$(3,604)	$695	$42,362	$27,491	$5,186	$(1,863)	$661	$31,475

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets follows:

(dollars in thousands)	March 31, 2017	December 31, 2016

Loans on nonaccrual status*	$16,793	$15,892
Loans past due 90-days-or-more and still on accrual**	203	167

Total nonperforming loans	16,996	16,059
Other real estate owned	1,362	1,391
Total nonperforming assets	$18,358	$17,450

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.46%	0.42%
Nonperforming assets to total loans (including OREO)	0.49	0.46
Nonperforming assets to total assets	0.39	0.36

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.46%	0.42%
Nonperforming assets to total loans (including OREO)	0.50	0.46
Nonperforming assets to total assets	0.40	0.36

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Core Bank:
Residential real estate:
Owner occupied	$11,731	$10,955	$—	$—
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	818	852	—	—
Commercial real estate	2,674	2,725	—	—
Construction & land development	74	77	—	—
Commercial & industrial	151	154	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,268	1,069	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	24	—	—	—
Other consumer	53	60	81	85
Total Core Bank	16,793	15,892	81	85

Republic Processing Group:
Commercial & industrial	—	—	—	—
Consumer:
Easy Advances	—	—	—	—
Republic Credit Solutions	—	—	122	82
Total Republic Processing Group	—	—	122	82

Total	$16,793	$15,892	$203	$167

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Core Bank:
Residential real estate:
Owner occupied	$2,205	$420	$1,263	$3,888	$965,817	$969,705
Owner occupied - correspondent	—	—	—	—	141,375	141,375
Nonowner occupied	5	—	35	40	164,702	164,742
Commercial real estate	140	85	416	641	1,048,552	1,049,193
Construction & land development	—	—	—	—	130,766	130,766
Commercial & industrial	—	—	—	—	270,652	270,652
Lease financing receivables	—	—	—	—	13,853	13,853
Warehouse lines of credit	—	—	—	—	495,165	495,165
Home equity	440	25	442	907	340,704	341,611
Consumer:
Credit cards	16	14	—	30	14,614	14,644
Overdrafts	142	3	—	145	641	786
Automobile loans	22	—	—	22	55,940	55,962
Other consumer	86	110	83	279	18,936	19,215
Total Core Bank	3,056	657	2,239	5,952	3,661,717	3,667,669

Republic Processing Group:
Commercial & industrial	—	—	—	—	14	14
Consumer:
Easy Advances	8,350	—	—	8,350	2,322	10,672
Republic Credit Solutions	1,508	231	122	1,861	30,160	32,021
Total Republic Processing Group	9,858	231	122	10,211	32,496	42,707

Total	$12,914	$888	$2,361	$16,163	$3,694,213	$3,710,376
Delinquency ratio***	0.35%	0.02%	0.06%	0.44%

*All loans past due 90-days-or-more, excluding PCI loans and small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due. Easy Advances do not have a contractual due date but are eligible for delinquency consideration three weeks after the taxpayer customer’s tax return is submitted to the applicable tax authority.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Core Bank:
Residential real estate:
Owner occupied	$1,696	$337	$2,521	$4,554	$995,594	$1,000,148
Owner occupied - correspondent	—	—	—	—	149,028	149,028
Nonowner occupied	—	—	46	46	156,559	156,605
Commercial real estate	8	—	417	425	1,060,071	1,060,496
Construction & land development	—	—	—	—	119,650	119,650
Commercial & industrial	342	—	—	342	258,684	259,026
Lease financing receivables	—	—	—	—	13,614	13,614
Warehouse lines of credit	—	—	—	—	585,439	585,439
Home equity	316	160	494	970	340,315	341,285
Consumer:
Credit cards	14	4	—	18	13,396	13,414
Overdrafts	159	1	1	161	642	803
Automobile loans	—	—	—	—	52,579	52,579
Other consumer	114	106	85	305	19,439	19,744
Total Core Bank	2,649	608	3,564	6,821	3,765,010	3,771,831

Republic Processing Group:
Commercial & industrial	—	—	—	—	6,695	6,695
Consumer:
Easy Advances	—	—	—	—	—	—
Republic Credit Solutions	1,751	304	82	2,137	30,115	32,252
Total Republic Processing Group	1,751	304	82	2,137	36,810	38,947

Total	$4,400	$912	$3,646	$8,958	$3,801,820	$3,810,778
Delinquency ratio***	0.12%	0.02%	0.10%	0.24%

*All loans past due 90-days-or-more, excluding PCI loans and small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2017	December 31, 2016

Loans with no allocated Allowance	$20,056	$21,416
Loans with allocated Allowance	28,914	31,268

Total impaired loans	$48,970	$52,684

Amount of the Allowance	$4,901	$4,925

Approximately $2 million and $4 million of impaired loans at March 31, 2017 and December 31, 2016 were PCI loans. Approximately $3 million and $3 million of impaired loans at March 31, 2017 and December 31, 2016 were formerly PCI loans that became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2017 and December 31, 2016:

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
March 31, 2017	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Core Bank:
Residential real estate:
Owner occupied	$3,250	$3,671	$150	$—	$7,071	$30,924	$936,796	$1,799	$186	$969,705
Owner occupied - correspondent	—	353	—	—	353	—	141,375	—	—	141,375
Nonowner occupied	62	1,129	7	—	1,198	1,632	162,592	265	253	164,742
Commercial real estate	447	7,414	37	—	7,898	10,711	1,031,487	148	6,847	1,049,193
Construction & land development	110	2,123	—	—	2,233	872	129,894	—	—	130,766
Commercial & industrial	152	1,336	—	—	1,488	207	270,422	—	23	270,652
Lease financing receivables	—	145	—	—	145	—	13,853	—	—	13,853
Warehouse lines of credit	—	1,238	—	—	1,238	—	495,165	—	—	495,165
Home equity	529	3,204	98	—	3,831	2,185	339,237	98	91	341,611
Consumer:
Credit cards	—	506	—	—	506	—	14,644	—	—	14,644
Overdrafts	—	641	—	—	641	—	786	—	—	786
Automobile loans	—	563	—	—	563	—	55,962	—	—	55,962
Other consumer	59	766	—	—	825	129	19,085	—	1	19,215
Total Core Bank	4,609	23,089	292	—	27,990	46,660	3,611,298	2,310	7,401	3,667,669

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	14	—	—	14
Consumer:
Easy Advances	—	7,741	—	—	7,741	—	10,672	—	—	10,672
Republic Credit Solutions	—	6,631	—	—	6,631	—	32,021	—	—	32,021
Total Republic Processing Group	—	14,372	—	—	14,372	—	42,707	—	—	42,707

Total	$4,609	$37,461	$292	$—	$42,362	$46,660	$3,654,005	$2,310	$7,401	$3,710,376

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
December 31, 2016	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Core Bank:
Residential real estate:
Owner occupied	$3,203	$3,797	$158	$—	$7,158	$31,908	$965,755	$2,297	$188	$1,000,148
Owner occupied - correspondent	—	373	—	—	373	—	149,028	—	—	149,028
Nonowner occupied	65	1,067	7	—	1,139	1,601	154,481	268	255	156,605
Commercial real estate	532	7,501	45	—	8,078	11,769	1,041,678	1,164	5,885	1,060,496
Construction & land development	120	1,730	—	—	1,850	882	118,768	—	—	119,650
Commercial & industrial	227	1,284	—	—	1,511	686	258,317	—	23	259,026
Lease financing receivables	—	136	—	—	136	—	13,614	—	—	13,614
Warehouse lines of credit	—	1,464	—	—	1,464	—	585,439	—	—	585,439
Home equity	433	3,225	99	—	3,757	1,929	339,163	99	94	341,285
Consumer:
Credit cards	—	490	—	—	490	—	13,414	—	—	13,414
Overdrafts	—	675	—	—	675	—	803	—	—	803
Automobile loans	—	526	—	—	526	—	52,579	—	—	52,579
Other consumer	36	735	—	—	771	81	19,662	—	1	19,744
Total Core Bank	4,616	23,003	309	—	27,928	48,856	3,712,701	3,828	6,446	3,771,831

Republic Processing Group:
Commercial & industrial	—	25	—	—	25	—	6,695	—	—	6,695
Consumer:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	—	4,967	—	—	4,967	—	32,252	—	—	32,252
Total Republic Processing Group	—	4,992	—	—	4,992	—	38,947	—	—	38,947

Total	$4,616	$27,995	$309	$—	$32,920	$48,856	$3,751,648	$3,828	$6,446	$3,810,778

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	March 31, 2017			March 31, 2017
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$12,874	$11,892	$—	$12,261	$29	$—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	1,445	1,411	—	1,394	8	—
Commercial real estate	5,946	4,769	—	5,153	21	—
Construction & land development	476	476	—	476	5	—
Commercial & industrial	55	55	—	61	1	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,488	1,413	—	1,350	4	—
Consumer	40	40	—	43	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	20,848	20,831	3,400	21,204	181	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	486	486	69	490	6	—
Commercial real estate	6,090	6,090	484	6,744	67	—
Construction & land development	396	396	110	401	5	—
Commercial & industrial	152	152	152	386	—	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	871	870	627	806	10	—
Consumer	90	89	59	63	—	—
Total impaired loans	$51,257	$48,970	$4,901	$50,832	$337	$—

	As of			Three Months Ended
	December 31, 2016			March 31, 2016
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,727	$12,629	$—	$13,050	$23	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,399	1,376	—	1,971	7	—
Commercial real estate	6,610	5,536	—	7,180	54	—
Construction & land development	476	476	—	1,272	5	—
Commercial & industrial	67	67	—	14	—	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	1,358	1,287	—	2,139	7	—
Consumer	45	45	—	92	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	21,595	21,576	3,361	25,069	214	—
Owner occupied - correspondent	—	—	—	1,124	—	—
Non owner occupied	491	493	73	9,546	13	—
Commercial real estate	7,397	7,397	577	543	96	—
Construction & land development	405	406	120	1,502	5	—
Commercial & industrial	619	619	227	—	20	—
Lease financing receivables	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—
Home equity	742	741	532	171	—	—
Consumer	37	36	35	45	—	—
Total impaired loans	$54,968	$52,684	$4,925	$63,718	$444	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2017 and December 31, 2016, $9 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	77	$6,725	193	$20,748	270	$27,473
Commercial real estate	6	2,382	15	7,830	21	10,212
Construction & land development	1	74	4	797	5	871
Commercial & industrial	1	151	2	55	3	206
Total troubled debt restructurings	85	$9,332	214	$29,430	299	$38,762

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	79	$7,199	198	$21,554	277	$28,753
Commercial real estate	6	2,430	17	8,835	23	11,265
Construction & land development	1	77	4	804	5	881
Commercial & industrial	1	154	2	533	3	687
Total troubled debt restructurings	87	$9,860	221	$31,726	308	$41,586

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2017 and December 31, 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$158	1	$485	3	$643
Rate reduction	148	17,961	55	5,924	203	23,885
Principal deferral	6	314	7	271	13	585
Legal modification	20	895	31	1,465	51	2,360
Total residential TDRs	176	19,328	94	8,145	270	27,473

Commercial related and construction/land development loans:
Interest only payments	5	2,626	1	403	6	3,029
Rate reduction	7	4,051	2	225	9	4,276
Principal deferral	9	2,006	5	1,978	14	3,984
Total commercial TDRs	21	8,683	8	2,606	29	11,289
Total troubled debt restructurings	197	$28,011	102	$10,751	299	$38,762

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$155	1	$493	3	$648
Rate reduction	148	18,125	57	6,213	205	24,338
Principal deferral	7	616	7	306	14	922
Legal modification	17	806	38	2,039	55	2,845
Total residential TDRs	174	19,702	103	9,051	277	28,753

Commercial related and construction/land development loans:
Interest only payments	5	2,666	1	413	6	3,079
Rate reduction	8	4,769	2	228	10	4,997
Principal deferral	10	2,737	5	2,020	15	4,757
Total commercial TDRs	23	10,172	8	2,661	31	12,833
Total troubled debt restructurings	197	$29,874	111	$11,712	308	$41,586

As of March 31, 2017 and December 31, 2016, 72% and 72% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of March 31, 2017 and December 31, 2016. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at March 31, 2017 or December 31, 2016.

A summary of the categories of TDR loan modifications by respective performance as of March 31, 2017 and 2016 that were modified during the three months ended March 31, 2017 and 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	159	—	—	1	159
Principal deferral	—	—	—	—	—	—
Legal modification	2	38	—	—	2	38
Total residential TDRs	3	197	—	—	3	197

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	3	$197	—	$—	3	$197

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	2	57	1	55	3	112
Principal deferral	—	—	—	—	—	—
Legal modification	2	88	2	80	4	168
Total residential TDRs	4	145	3	135	7	280

Commercial related and construction/land development loans:
Interest only payments	—	—	1	433	1	433
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	1	433	1	433
Total troubled debt restructurings	4	$145	4	$568	8	$713

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of March 31, 2017 and 2016, 100% and 20% of the Bank’s TDRs that occurred during the first quarters of 2017 and 2016 were performing according to their modified terms. The Bank provided approximately $29,000 and $17,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first quarters of 2017 and 2016.

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2017 and 2016.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of March 31, 2017 and 2016 and for which there was a payment default during the three months ended March 31, 2017 and 2016.

Three Months Ended
March 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	—	$—	2	$513
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	—	—	—	—
Commercial real estate	—	—	4	2,306
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total	—	$—	6	$2,819

Foreclosures

The following table presents the carrying amount of foreclosed properties held at March 31, 2017 and December 31, 2016 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2017	December 31, 2016

Residential real estate	$1,362	$1,391

Total other real estate owned	$1,362	$1,391

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,152	$1,677

Easy Advances

The Company’s RPG segment offered its EA product through the TRS division during the first quarters of 2017 and 2016.  The Company based its provision for loss for EAs primarily on prior year IRS funding patterns.

Additional information regarding EAs follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016

Easy Advances originated	$328,523	$123,230
Provision for Easy Advances	8,601	3,574
Provision to total Easy Advances originated	2.62%	2.90%
Easy Advances net charge-offs	$860	$405
Easy Advances net charge-offs to total Easy Advances originated	0.26%	0.33%

6. DEPOSITS

Ending deposit balances at March 31, 2017 and December 31, 2016 were as follows:

(in thousands)	March 31, 2017	December 31, 2016

Core Bank:
Demand	$935,245	$872,709
Money market accounts	562,827	541,622
Brokered money market accounts	350,862	360,597
Savings	174,995	164,410
Individual retirement accounts*	43,250	42,642
Time deposits, $250 and over*	38,691	37,200
Other certificates of deposit*	143,838	140,894
Brokered certificates of deposit*	27,814	28,666
Total Core Bank interest-bearing deposits	2,277,522	2,188,740
Total Core Bank noninterest-bearing deposits	934,787	943,459
Total Core Bank deposits	3,212,309	3,132,199

Republic Processing Group ("RPG"):
Money market accounts	1,025	—
Total RPG interest-bearing deposits	1,025	—

Brokered prepaid card deposits	4,568	15
Other noninterest-bearing deposits	130,882	28,478
Total RPG noninterest-bearing deposits	135,450	28,493
Total RPG deposits	136,475	28,493

Total deposits	$3,348,784	$3,160,692

*Represents a time deposit.

The following table summarizes deposits acquired in the Company’s May 17, 2016 Cornerstone acquisition, finalized as of October 1, 2016:

	May 17, 2016
(in thousands)	Contractual Principal	Fair Value Adjustment	Acquisition-Day Fair Value

Demand	$59,507	$—	$59,507
Money market accounts	53,773	—	53,773
Savings	12,352	—	12,352
Individual retirement accounts*	3,897	13	3,910
Time deposits, $250 and over*	3,385	12	3,397
Other certificates of deposit*	19,343	67	19,410

Total interest-bearing deposits	152,257	92	152,349
Total noninterest-bearing deposits	52,908	—	52,908

Total deposits	$205,165	$92	$205,257

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

At March 31, 2017 and December 31, 2016, all securities sold under agreements to repurchase had overnight maturities. Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2017	December 31, 2016

Outstanding balance at end of period	$144,375	$173,473
Weighted average interest rate at end of period	0.10%	0.05%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$115,726	$116,025
Mortgage backed securities - residential	35,996	45,894
Collateralized mortgage obligations	46,018	41,155
Total securities pledged	$197,740	$203,074

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016

Average outstanding balance during the period	$218,412	$407,698
Average interest rate during the period	0.05%	0.02%
Maximum outstanding at any month end during the period	$183,709	$367,373

8. FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2017 and December 31, 2016, FHLB advances were as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016

Overnight advances	$75,000	$285,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due on December 20, 2017	10,000	10,000
Fixed interest rate advances	382,500	457,500
Putable fixed interest rate advances	—	50,000
Total FHLB advances	$467,500	$802,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2017 and December 31, 2016, Republic had available borrowing capacity of $683 million and $378 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of March 31, 2017 and December 31, 2016.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2017 (Overnight)	$75,000	0.90%
2017 (Term)	55,000	1.32
2018	117,500	1.53
2019	100,000	1.80
2020	90,000	1.81
2021	20,000	1.86
2022	—	—
Thereafter	10,000	2.14
Total	$467,500	1.54

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding short-term overnight FHLB advances follows:

(dollars in thousands)	March 31, 2017	December 31, 2016

Outstanding balance at end of period	$75,000	$285,000
Weighted average interest rate at end of period	0.90%	0.64%

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016

Average outstanding balance during the period	$109,333	$7,857
Average interest rate during the period	0.69%	0.36%
Maximum outstanding at any month end during the period	$320,000	$50,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2017	December 31, 2016

First lien, single family residential real estate	$1,147,090	$1,172,161
Home equity lines of credit	304,603	300,681
Multi-family commercial real estate	—	14,913

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2017	December 31, 2016

Unused warehouse lines of credit	$499,100	$453,110
Unused home equity lines of credit	353,974	341,434
Unused loan commitments - other	635,659	560,629
Commitments to purchase loans*	—	3,176
Standby letters of credit	5,679	15,568
Total commitments	$1,494,412	$1,373,917

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

The Company acquired its TRUP investment in November 2015 and considered the most recent bid price for the same instrument to approximate market value at March 31, 2017. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

Mortgage loans held for sale, at fair value: The fair value of mortgage loans held for sale is determined using quoted secondary market prices. Mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Consumer loans held for sale, at fair value: During 2016, RCS initiated an installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms, Level 3 inputs.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at March 31, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$319,525	$—	$319,525
Private label mortgage backed security	—	—	4,682	4,682
Mortgage backed securities - residential	—	97,822	—	97,822
Collateralized mortgage obligations	—	82,931	—	82,931
Freddie Mac preferred stock	—	394	—	394
Community Reinvestment Act mutual fund	2,458	—	—	2,458
Corporate bonds	—	15,258	—	15,258
Trust preferred security	—	—	3,200	3,200
Total securities available for sale	$2,458	$515,930	$7,882	$526,270

Mortgage loans held for sale	$—	$5,193	$—	$5,193
Consumer loans held for sale	—	—	3,679	3,679
Rate lock loan commitments	—	618	—	618
Interest rate swap agreements	—	137	—	137

Financial liabilities:
Mandatory forward contracts	$—	$71	$—	$71
Interest rate swap agreements	—	436	—	436

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$294,544	$—	$294,544
Private label mortgage backed security	—	—	4,777	4,777
Mortgage backed securities - residential	—	73,004	—	73,004
Collateralized mortgage obligations	—	87,654	—	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Corporate bonds	—	15,158	—	15,158
Trust preferred security	—	—	3,200	3,200
Total securities available for sale	$2,455	$470,843	$7,977	$481,275

Mortgage loans held for sale	$—	$11,662	$—	$11,662
Consumer loans held for sale	—	—	2,198	2,198
Rate lock loan commitments	—	299	—	299
Mandatory forward contracts	—	204	—	204
Interest rate swap agreements	—	305	—	305

Financial liabilities:
Interest rate swap agreements	$—	$597	$—	597

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2017 and 2016.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Balance, beginning of period	$4,777	$5,132
Total gains or losses included in earnings:
Net change in unrealized gain	53	(149)
Principal paydowns	(148)	—
Balance, end of period	$4,682	$4,983

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

The following tables present quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security at March 31, 2017 and December 31, 2016:

	Fair	Valuation
March 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,682	Discounted cash flow	(1) Constant prepayment rate	2.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,777	Discounted cash flow	(1) Constant prepayment rate	2.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Balance, beginning of period	$3,200	$3,405
Total gains or losses included in earnings:
Net change in unrealized loss	—	(5)
Balance, end of period	$3,200	$3,400

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	March 31, 2017	December 31, 2016

Aggregate fair value	$5,193	$11,662
Contractual balance	5,106	11,568
Unrealized gain	87	94

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2017 and 2016 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Interest income	$67	$32
Change in fair value	(7)	59
Total included in earnings	$60	$91

Consumer Loans Held for Sale

During 2016, RCS initiated an installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2017 and 2016.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016 is included in Footnote 4 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans as of March 31, 2017 and December 31, 2016:

	Fair	Valuation
March 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,679	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,198	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of March 31, 2017 and December 31, 2016 the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, was as follows:

(in thousands)	March 31, 2017	December 31, 2016

Aggregate fair value	$3,679	$2,198
Contractual balance	3,597	2,084
Unrealized gain	82	114

The total amount of net gains from changes in fair value included in earnings for the three months ended March 31, 2017 and 2016 for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Interest income	$186	$—
Change in fair value	82	—
Total included in earnings	$268	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,151	$4,151
Nonowner occupied	—	—	38	38
Commercial real estate	—	—	2,496	2,496
Home equity	—	—	535	535
Total impaired loans*	$—	$—	$7,220	$7,220

Other real estate owned:
Residential real estate	$—	$—	$630	$630
Total other real estate owned	$—	$—	$630	$630

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,787	$4,787
Nonowner occupied	—	—	8	8
Commercial real estate	—	—	2,643	2,643
Home equity	—	—	426	426
Total impaired loans*	$—	$—	$7,864	$7,864

Other real estate owned:
Residential real estate	$—	$—	$400	$400
Total other real estate owned	$—	$—	$400	$400

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,151	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$38	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 45% (18%)

Impaired loans - commercial real estate	$1,089	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 49% (6%)

Impaired loans - commercial real estate	$1,407	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$535	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (13%)

Other real estate owned - residential real estate	$630	Sales comparison approach	Adjustments determined for differences between comparable sales	24% - 27% (25%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,787	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$8	Sales comparison approach	Adjustments determined for differences between comparable sales	0% (0%)

Impaired loans - commercial real estate	$1,214	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 49% (30%)

Impaired loans - commercial real estate	$1,429	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$426	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (16%)

Other real estate owned - residential real estate	$400	Sales comparison approach	Adjustments determined for differences between comparable sales	17% (17%)

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

Impaired collateral-dependent loans are as follows:

(in thousands)	March 31, 2017	December 31, 2016

Carrying amount of loans measured at fair value	$6,435	$6,963
Estimated selling costs considered in carrying amount	813	936
Valuation allowance	(28)	(35)
Total fair value	$7,220	$7,864

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Provisions for loss on collateral-dependent, impaired loans	$8	$215

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	March 31, 2017	December 31, 2016

Other real estate owned carried at fair value	$630	$400
Other real estate owned carried at cost	732	991
Total carrying value of other real estate owned	$1,362	$1,391

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Other real estate owned write-downs during the period	$70	$—

The carrying amounts and estimated fair values of all financial instruments at March 31, 2017 and December 31, 2016 follows:

		Fair Value Measurements at
		March 31, 2017:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$206,187	$206,187	$—	$—	$206,187
Securities available for sale	526,270	2,458	515,930	7,882	526,270
Securities held to maturity	51,860	—	52,479	—	52,479
Mortgage loans held for sale, at fair value	5,193	—	5,193	—	5,193
Consumer loans held for sale, at fair value	3,679	—	—	3,679	3,679
Consumer loans held for sale, at the lower of cost or fair value	1,420	—	1,420	—	1,420
Loans, net	3,668,014	—	—	3,648,482	3,648,482
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	10,147	—	10,147	—	10,147

Liabilities:
Noninterest-bearing deposits	$1,070,237	—	$1,070,237	—	$1,070,237
Transaction deposits	2,024,954	—	2,024,954	—	2,024,954
Time deposits	253,593	—	252,543	—	252,543
Securities sold under agreements to repurchase and other short-term borrowings	144,375	—	144,375	—	144,375
Federal Home Loan Bank advances	467,500	—	463,357	—	463,357
Subordinated note	41,240	—	32,174	—	32,174
Accrued interest payable	858	—	858	—	858

		Fair Value Measurements at
		December 31, 2016:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$289,309	$289,309	$—	$—	$289,309
Securities available for sale	481,275	2,455	470,843	7,977	481,275
Securities held to maturity	52,864	—	53,249	—	53,249
Mortgage loans held for sale, at fair value	11,662	—	11,662	—	11,662
Consumer loans held for sale, at fair value	2,198	—	—	2,198	2,198
Consumer loans held for sale, at the lower of cost or fair value	1,310	—	1,310	—	1,310
Loans, net	3,777,858	—	—	3,757,698	3,757,698
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	10,356	—	10,356	—	10,356

Liabilities:
Noninterest-bearing deposits	$971,952	—	$971,952	—	$971,952
Transaction deposits	1,939,338	—	1,939,338	—	1,939,338
Time deposits	249,417	—	248,684	—	248,684
Securities sold under agreements to repurchase and other short-term borrowings	173,473	—	173,473	—	173,473
Federal Home Loan Bank advances	802,500	—	798,594	—	798,594
Subordinated note	41,240	—	30,821	—	30,821
Accrued interest payable	948	—	948	—	948

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

Consumer loans held for sale, at lower of cost or fair value – Consumer loans held for sale at the lower of cost or fair value constitute consumer loans generally sold within two business days of origination. The carrying amounts of these loans, due to their nature, approximate fair value and result in a Level 2 classification.

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

11. MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Balance, beginning of period	$11,662	$4,083
Origination of mortgage loans held for sale	33,245	36,992
Proceeds from the sale of mortgage loans held for sale	(40,691)	(35,022)
Net gain on sale of mortgage loans held for sale	977	1,095
Balance, end of period	$5,193	$7,148

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Net gain realized on sale of mortgage loans held for sale	$788	$841
Net change in fair value recognized on loans held for sale	(7)	59
Net change in fair value recognized on rate lock loan commitments	319	275
Net change in fair value recognized on forward contracts	(123)	(80)
Net gain recognized	977	1,095

Loan servicing income	536	471
Amortization of mortgage servicing rights	(353)	(305)
Net servicing income recognized	183	166
Total Mortgage Banking income	$1,160	$1,261

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Balance, beginning of period	$5,180	$4,912
Additions	331	284
Amortized to expense	(353)	(305)
Balance, end of period	$5,158	$4,891

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2017 and 2016.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2017	December 31, 2016

Fair value of mortgage servicing rights portfolio	$7,857	$7,478
Monthly weighted average prepayment rate of unpaid principal balance*	196%	158%
Discount rate	10%	13%
Weighted average default rate	2.94%	1.50%
Weighted average life in years	5.51	6.75

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

The following table includes the notional amounts and fair values of mortgage loans held for sale at fair value and mortgage banking derivatives as of the period ends presented:

	March 31, 2017		December 31, 2016
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$5,106	$5,193	$11,568	$11,662

Included in other assets:
Rate lock loan commitments	$32,630	$618	$19,521	$299
Mandatory forward contracts	—	—	25,618	204

Included in other liabilities:
Mandatory forward contracts	$30,367	$71	$—	$—

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

The following table reflects information about swaps designated as cash flow hedges as of March 31, 2017 and December 31, 2016:

					March 31, 2017		December 31, 2016
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(135)	$(88)	$(186)	$(121)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(164)	(107)	(207)	(135)
	$20,000				$(299)	$(195)	$(393)	$(256)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Interest rate swap on money market deposits	$34	$43
Interest rate swap on FHLB advance	32	44
Total interest expense on swap transactions	$66	$87

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Gains (losses) recognized in OCI on derivative (effective portion)	$28	$(571)

Losses reclassified from OCI on derivative (effective portion)	(66)	(87)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

The estimated net amount of the existing losses reported in AOCI at March 31, 2017 expected to be reclassified into earnings within the next 12 months is $198,000.

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

A summary of the Bank’s interest rate swaps related to clients as of March 31, 2017 and December 31, 2016 is included in the following table:

		March 31, 2017		December 31, 2016
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$31,553	$49	$31,553	$156
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	31,553	(49)	31,553	(55)
Total		$63,106	$—	$63,106	$101

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $800,000  and $1.8 million at March 31, 2017 and December 31, 2016.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016

Net income	$20,017	$17,735

Weighted average shares outstanding	20,915	20,904
Effect of dilutive securities	81	105
Average shares outstanding including dilutive securities	20,996	21,009

Basic earnings per share:
Class A Common Stock	$0.97	$0.86
Class B Common Stock	0.88	0.78

Diluted earnings per share:
Class A Common Stock	$0.96	$0.85
Class B Common Stock	0.88	0.77

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2017	2016

Antidilutive stock options	—	10,500
Average antidilutive stock options	—	10,500

14. STOCK PLANS AND STOCK BASED COMPENSATION

In January 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which became effective April 2015 when the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaced the Company’s 2005 Stock Incentive Plan, which expired March 2015.

The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on their grant date.  Forfeitures of stock-based awards are accounted for when incurred in lieu of using forfeiture estimates.

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

The following table summarizes stock option activity from January 1, 2016 through March 31, 2017:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2016	323,400	$24.40
Granted	5,000	26.43
Exercised	(4,000)	20.12
Forfeited or expired	(11,800)	24.47
Outstanding, December 31, 2016	312,600	$24.49	3.77	$4,705,807

Outstanding, January 1, 2017	312,600	$24.49
Granted	—	—
Exercised	(2,000)	16.61
Forfeited or expired	—	—
Outstanding, March 31, 2017	310,600	$24.54	3.55	$3,060,357

Fully vested and unvested	310,600	$24.54	3.55	$3,060,357
Exercisable (vested) at March 31, 2017	2,000	$24.93	0.11	$18,920

Information related to stock options for each period follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016

Intrinsic value of options exercised	$44	$16
Cash received from options exercised, net of shares redeemed	33	55
Weighted-average fair value per share of options granted	NA	NA

NA - Not applicable

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2016 through March 31, 2017:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	(2,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2016	77,000	$20.02

Outstanding, January 1, 2017	77,000	$20.02
Granted	4,803	35.12
Forfeited	—	—
Earned and issued	(3,702)	37.54
Outstanding, March 31, 2017	78,101	$20.27

Fully vested and unvested	78,101	$20.27
Vested at March 31, 2017	—	$—

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

The following table summarizes PSU activity from January 1, 2016 through March 31, 2017:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	—	$—
Granted	55,000	23.13
Forfeited	—	—
Earned and issued	—	—
Outstanding, December 31, 2016	55,000	$23.13

Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	—	—
Earned and issued	—	—
Outstanding, March 31, 2017	55,000	$23.13

Fully vested and unvested	55,000	$23.13
Vested at March 31, 2017	—	$—

Expense Related to the 2015 Stock Incentive Plan

The Company recorded expense related to the 2015 Plan for the three months ended March 31, 2017 and 2016 as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Stock option expense	$63	$62
Restricted stock award expense	215	72
Performance stock unit expense	132	127
Total expense	$410	$261

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
Year Ended (in thousands)	Options	Stock Awards	Stock Units	Total

2017	$191	$187	$396	$774
2018	251	12	220	483
2019	143	12	—	155
2020	32	8	—	40
2021	1	2	—	3
2022	—	—	—	—
Total	$618	$221	$616	$1,455

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$706	$2,292
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	53	(149)
Net unrealized gains	759	2,143
Tax effect	(266)	(750)
Net of tax	493	1,393

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	28	(571)
Reclassification amount for derivative losses realized in income	66	87
Net unrealized gains (losses)	94	(484)
Tax effect	(33)	170
Net of tax	61	(314)

Total other comprehensive income (loss) components, net of tax	$554	$1,079

Significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2017 and 2016:

		Amounts Reclassified From Accumulated
		Other Comprehensive Income
		Three Months Ended
	Affected Line Items in the Consolidated	March 31,
(in thousands)	Statements of Income	2017	2016

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$(34)	$(43)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(32)	(44)
Total derivative losses on cash flow hedges	Total interest expense	(66)	(87)
Tax effect	Income tax expense	23	30
Net of tax	Net income	$(43)	$(57)

The following is a summary of the AOCI balances, net of tax:

		2017
(in thousands)	December 31, 2016	Change	March 31, 2017

Unrealized gain on securities available for sale	$237	$459	$696
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	706	34	740
Unrealized loss on cash flow hedge	(256)	61	(195)
Total unrealized gain	$687	$554	$1,241

		2016
(in thousands)	December 31, 2015	Change	March 31, 2016

Unrealized gain on securities available for sale	$1,727	$1,490	$3,217
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(97)	615
Unrealized loss on cash flow hedge	(390)	(314)	(704)
Total unrealized gain	$2,049	$1,079	$3,128

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

As of March 31, 2017, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of Traditional Banking. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Credit Solutions (“RCS”) and Republic Payment Solutions (“RPS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

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
Republic Processing Group

The TRS division facilitates the receipt and payment of federal and state tax refund products.  The RPS division offers general-purpose reloadable cards.  The RCS division offers credit products. RPG products are primarily provided to clients outside of the Bank’s market footprint.

Refund transfers and unsecured, small-dollar consumer loans

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2016 Annual Report on Form 10-K.  Segment performance is evaluated using operating income. Goodwill is allocated to the Traditional Banking segment. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made. Transactions among reportable segments are made at carrying value.

Segment information for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31, 2017
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$32,661	$3,900	$67	$36,628	$19,810	$56,438

Provision for loan and lease losses	467	(226)	—	241	12,110	12,351

Net refund transfer fees	—	—	—	—	15,382	15,382
Mortgage banking income	—	—	1,160	1,160	—	1,160
Program fees	—	—	—	—	1,091	1,091
Other noninterest income	6,521	6	13	6,540	750	7,290
Total noninterest income	6,521	6	1,173	7,700	17,223	24,923

Total noninterest expenses	30,090	777	1,215	32,082	6,857	38,939

Income before income tax expense	8,625	3,355	25	12,005	18,066	30,071
Income tax expense	2,262	1,227	9	3,498	6,556	10,054
Net income	$6,363	$2,128	$16	$8,507	$11,510	$20,017

Segment end of period assets	$4,017,173	$493,127	$15,080	$4,525,380	$139,412	$4,664,792

Net interest margin	3.30%	3.57%	NM	3.33%	NM	4.99%

	Three Months Ended March 31, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$28,608	$2,655	$32	$31,295	$8,139	$39,434

Provision for loan and lease losses	480	18	—	498	4,688	5,186

Net refund transfer fees	—	—	—	—	17,078	17,078
Mortgage banking income	—	—	1,261	1,261	—	1,261
Program fees	—	—	—	—	319	319
Other noninterest income	6,110	5	92	6,207	56	6,263
Total noninterest income	6,110	5	1,353	7,468	17,453	24,921

Total noninterest expenses	24,875	695	1,240	26,810	5,731	32,541

Income before income tax expense	9,363	1,947	145	11,455	15,173	26,628
Income tax expense	2,613	723	51	3,387	5,506	8,893
Net income	$6,750	$1,224	$94	$8,068	$9,667	$17,735

Segment end of period assets	$3,711,315	$393,532	$12,965	$4,117,812	$128,953	$4,246,765

Net interest margin	3.08%	3.63%	NM	3.12%	NM	3.78%

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
•

as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”),  including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2017, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations and the Company’s national branchless banking platform, MemoryBank®, are considered part of Traditional Banking. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Credit Solutions (“RCS”) and Republic Payment Solutions (“RPS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RCS and RPS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Table 1 — Segment Information

	Three Months Ended March 31, 2017
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$6,363	$2,128	$16	$8,507	$11,510	$20,017
Total assets	4,017,173	493,127	15,080	4,525,380	139,412	4,664,792
Net interest margin	3.30%	3.57%	NM	3.33%	NM	4.99%

	Three Months Ended March 31, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$6,750	$1,224	$94	$8,068	$9,667	$17,735
Total assets	3,711,315	393,532	12,965	4,117,812	128,953	4,246,765
Net interest margin	3.08%	3.63%	NM	3.12%	NM	3.78%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 33

•Metropolitan Louisville — 19

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Florence — 1

•Independence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 6

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

As of March  31, 2017 and through the date of this filing, generally all Traditional Banking products and services, except for the EarnMore deposit account, were offered through the Company’s traditional RB&T brand.  The EarnMore deposit account was offered through the Bank’s national branchless banking platform, MemoryBank.

The Bank’s principal lending activities consist of the following:

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

The Business Banking Department focuses on locally based small-to-medium sized businesses in the Bank’s market footprint with revenues of $1 million to $20 million. The needs of Business Banking clients range from expansion or acquisition, equipment financing, owner-occupied real estate financing, and operating lines of credit.  Business Banking utilizes all appropriate programs of the Small Business Administration (“SBA”) to reduce credit risk exposure.  Additionally, Business Banking includes making loans to real estate investors for various types of investment properties, including rental homes and apartments, shopping centers, and office buildings.  Business Banking also makes loans to various not-for-profit agencies located within the Bank’s market footprint.  The targeted credit size for a relationship in this segment is between $500,000 and $5 million.

Construction and Land Development Lending — The Bank originates business loans for the construction of both single family residential properties and commercial properties (apartment complexes, shopping centers, office buildings).  On a much smaller scale, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

Internet Lending — The Bank accepts online loan applications for its RB&T brand through its website at www.republicbank.com.  Historically, the majority of loans originated through the internet have been within the Bank’s traditional markets of Kentucky and Indiana.  Other states where loans are marketed include California, Colorado, Florida, Georgia, Illinois, Michigan, Minnesota, North Carolina, Ohio, Tennessee and Virginia, as well as, the District of Columbia.

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

Indirect Lending – In 2015, the Bank began to grow its presence in the consumer automobile loan market. The program involves establishing relationships with automobile dealers in the Bank’s market footprint and obtaining consumer automobile loans in a low-cost delivery method. As a result of its success in Indirect Auto Lending, the Bank entered Dealer Floor Plan Lending during the fourth quarter of 2016.

The Bank’s other Traditional Banking activities generally consists of the following:

MemoryBank —  In October 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform.  MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy customers that prefer to carry larger balances in highly-liquid bank accounts. The Bank promotes the EarnMore account solely through its MemoryBank brand.

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

(IV)  Republic Processing Group segment

Tax Refund Solutions (“TRS”) division — Through its TRS division, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the governmental paying authority.

“Easy Advance” Product

The Easy Advance (“EA”) tax credit product is a loan that allows a taxpayer to receive an advance of a portion of their refund, with the taxpayer’s Tax Provider paying all fees to RB&T for the advance.

TRS first offered its EA tax credit product during the first two months of 2016 and for a second successive year during the first two months of 2017.  For the first quarter 2017 tax season, the Company modified the EA product offering to allow more than one advance amount and a different price structure to the Tax Providers based on the amount borrowed by the taxpayer.  All other features of the product remained substantially the same as those from the first quarter 2016 tax season, including the following:

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

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs during 2017 and 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable taxing authority.  EAs do not have a contractual due date but are eligible for delinquency consideration three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with all expected loss provisions made in the first quarter of each year. Unpaid EAs are generally charged-off within 81 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

Related to the overall credit losses on EAs, the Bank’s ability to control those losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions (“RCS”) division — RCS is managed and operated within the RPG business segment.  Through the RCS division, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer’s ability to repay.

RCS originates, primarily for sale, both a line-of-credit product and a credit card product. The Bank sells 90% of the balances maintained through these two products within two days of loan origination and retains a 10% interest. The Company carries such loans at the lower of cost or fair value. The line-of-credit product represented the substantial majority of RCS activity during the first quarters of 2017 and 2016, as RCS expanded in June 2015 beyond its pilot phase. In December 2015, RCS began piloting its credit card product.  Any gains or losses on the sale of RCS products are reported as a component of “Program fees.”

During the first quarter of 2016, RCS initiated an installment loan product, in which the Company sells 100% of these loans approximately 21 days after origination.  The Company classifies these loans as held for sale and carries them at fair value, with this portfolio marked to market on a monthly basis with changes in its fair value reported as a component of Program fees.

During the first quarter of 2016, RCS initiated a healthcare receivables product. RCS works with healthcare providers to finance the healthcare services for their patients. RCS retains 100% of these loans.

The operating results of the RCS division were immaterial to the Company’s overall results of operations for the quarters ended March 31, 2017 and 2016 and were reported as part of the RPG segment. The RCS division will not be reported as a separate segment until such time, if any, that it meets reporting thresholds.

Republic Payment Solutions (“RPS”) division —  RPS is managed and operated within the RPG business segment.  The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third-party program managers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG segment. The RPS division will not be reported as a separate segment until such time, if any, that it meets reporting thresholds.

OVERVIEW (Three Months Ended March  31, 2017 Compared to Three Months Ended March  31, 2016)

Total Company net income for the first quarter of 2017 was $20.0 million, a $2.3 million, or 13%, increase from the same period in 2016. Diluted earnings per Class A Common Share increased to $0.96 for the quarter ended March 31, 2017 compared from $0.85 for the same period in 2016.

The Company’s Core Banking noninterest expenses, which include the noninterest expenses of the Traditional Banking segment, the Warehouse Lending segment, and the Mortgage Banking segment, were impacted by several initiatives during the first quarter of 2017 as compared to the first quarter of 2016.  The long-term goal of these initiatives is to geographically expand and grow the Company’s loan and deposit client base, enhance client service through expanded hours and delivery channels, diversify the Company’s product mix, and to create greater operating efficiencies.  Significant costs for some of the Company’s more notable strategic investments made over the previous 12 months include the following:

•	Expansion of the Company’s footprint into St. Petersburg, Florida through its May 2016 acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”).

•	The October 2016 launch of MemoryBank, a separately-branded, nationwide digital banking platform, which has raised $28 million in deposits during the first three months of 2017.

•	The October 2016 introduction of Dealer Floor Plan Lending, which had $8 million of loans outstanding at March 31, 2017.

•	The opening of the Company’s new Vine Street location in downtown Lexington, Kentucky.

•	The opening of a new loan production office in Brentwood (Nashville), Tennessee.

•	Expanded contact center hours to 7 a.m. to midnight, seven days a week.

•

The pilot introduction of six interactive teller machines (“ITMs”) into four of the Company’s banking centers, with an expected expansion into additional banking centers upon the completion of a successful pilot phase.

In addition to the launched initiatives above, the Company also has plans for the following during the second half of 2017:

•	Implementation of a new client relationship management system.

•	Additional investment in mortgage-related personnel, processes and systems in order to expand market share.

Other general highlights by business segment for the quarter ended March 31, 2017 consisted of the following:

Traditional Banking segment

•	Net income decreased $387,000, or 6%, for the first quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $4.1 million, or 14%, for the first quarter of 2017 compared to the same period in 2016.

•	The Traditional Banking Provisions for Loan and Lease Losses (“Provision”) was $467,000 for the first quarter of 2017 compared to $480,000 for the same period in 2016.

•	Total noninterest income increased $411,000, or 7%, for the first quarter of 2017 compared to the same period in 2016.

•	Total noninterest expense increased $5.2 million, or 21%, during the first quarter of 2017 compared to the first quarter of 2016.

Warehouse Lending segment

•	Net income increased $904,000, or 74%, for the first quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $1.2 million, or 47%, for the first quarter of 2017 compared to the same period in 2016.

•	The Warehouse Provision was a credit of $226,000 for the first quarter of 2017 compared to a charge of $18,000 for the same period in 2016.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $101,000, or 8%, during the first quarter of 2017 compared to the same period in 2016.

•	Overall, Republic’s originations of secondary market loans totaled $33 million during the first quarter of 2017 compared to $37 million during the same period in 2016.

Republic Processing Group segment

•	Net income increased $1.8 million, or 19%, for the first quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $11.7 million for the first quarter of 2017 compared to the same period in 2016.

•	Overall, RPG recorded a net charge to the Provision of $12.1 million during the first quarter of 2017, compared to a net charge of $4.7 million for the same period in 2016.

•	Noninterest income decreased $230,000 for the first quarter of 2017 compared to the same period in 2016.

•	Noninterest expenses were $6.9 million for the first quarter of 2017 compared to $5.7 million for the same period in 2016.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2017 Compared to Three Months Ended March 31,  2016)

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

Total Company net interest income increased $17.0 million, or 43%, during the first quarter of 2017 compared to the same period in 2016.  Growth in RPG loans, in particular the EA product, and growth in average Core Bank loans were the primary contributors to the Company’s growth in net interest income. The total Company net interest margin increased to 4.99% during the first quarter of 2017 compared to 3.78% for the same period in 2016, with additional fee income from the EA product primarily driving the increase.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $4.1 million, or 14%, for the quarter of 2017 compared to the same period in 2016.  The Traditional Banking net interest margin was 3.30% for the first quarter of 2017, an increase of 22 basis points from the same period in 2016.

The increases in the Traditional Bank’s net interest income and net interest margin during the first quarter of 2017 were primarily attributable to the following factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, were $3.2 billion with a weighted average yield of 4.18% during the first quarter of 2017 compared to $2.9 billion with a weighted average yield of 4.02% during the first quarter of 2016. The overall effect of these changes in rate and volume was an increase of $3.8 million, or 13%, in interest income. This increase in average loans for the first quarter of 2017 over the first quarter of 2016 was driven primarily by growth in the Bank’s Commercial Real Estate (“CRE”),  Commercial and Industrial (“C&I”),  Home Equity Lines of Credit (“HELOC”) and Indirect Auto portfolios over the previous 12 months.  Additionally, the acquisition of Cornerstone in May 2016 contributed approximately $200 million to the overall increase in average loan balances comparing the first quarter of 2017 to the first quarter of 2016.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during the first quarter of 2017 compared to the same period in 2016 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during the first quarter of 2017 from this portfolio was $101,000 compared to $759,000 for the same period in 2016. Overall, the average balance of the portfolio was $14 million with a yield of 12.22% during the first quarter of 2017 compared to $24 million with a yield of 18.94% for 2016. The overall effect of these changes in rate and volume was a decrease of $683,000 in interest income.

•

The weighted average cost of FHLB advances during the first quarter of 2017 compared to the same period in 2016 declined to 1.53% from 2.14%, while the average outstanding FHLB advances increased $6 million when comparing the two periods. The net effect of these changes in rate and volume was an  increase in net interest income of $661,000.

The FFTR, the index that many of the Bank’s short-term deposit rates track, increased for the second time in a three-month period during March 2017.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are possible during the remainder of 2017. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.2 million, or 47%, for the first quarter of 2017 compared to the same period in 2016. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to the same period in 2016. Total Warehouse line commitments increased to $983 million at March 31, 2017 from $615 million at March 31,  2016, with the Company continuing to grow its Warehouse client base over the previous 12 months. Average line usage on Warehouse commitments was 44% during the first quarter of 2017 compared to 47% during the first quarter of 2016, as usage rates during both quarters benefitted from continued low, long-term mortgage rates during the periods. For the remainder of 2017, management expects usage rates for Warehouse lines to be lower than comparable periods in 2016 due primarily to currently projected mortgage interest rates. The yield for Warehouse lines of credit during the first quarter of 2017 increased 19 basis points from the same period in 2016, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Overall, average outstanding Warehouse lines of credit during the first quarter of 2017 increased $144 million, or 49%, compared to the same period in 2016.  Average outstanding warehouse balances were $436 million during the first quarter of 2017 with a weighted average yield of 4.20%, compared to average outstanding balances of $293 million with a weighted average yield of 4.01% for the same period in 2016. The overall yield on warehouse lines generally improved from the first quarter of 2016 to the first quarter of 2017, because the rates paid to the Bank by its Warehouse clients are generally tied to the London Interbank Offered Rate (“LIBOR), which is a short-term market-rate index that generally tracks with the FFTR.

Republic Processing Group segment

Net interest income within the RPG segment increased $11.7 million for the first quarter of 2017 compared to the same period in 2016.  The increase in RPG’s net interest income was primarily attributed to the following factors:

•

The TRS division’s EA product earned $14.2 million in interest income during the first quarter of 2017, a $9.0 million, or 173%, increase from the same period in 2016.  The higher EA income was driven by an increase in EA origination volume as the Company originated $329 million in EAs during the first quarter of 2017 compared to $123 million during the first quarter of 2016.  Additional demand for EAs during 2017 was partially driven by the previously announced delays in certain taxpayer refunds from the U.S. Treasury due to additional fraud prevention measures taken by the Federal government. In addition, the Company’s increase in EA dollar volume during 2017 was driven by a higher weighted average advance amount as compared to 2016.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

•

Partially offsetting growth in EA-related interest income, the TRS division did not renew a short-term commercial loan from which it earned $1.1 million in loan fees during the first quarter of 2016. However, TRS did earn $635,000 in loan fees during the first quarter of 2017 from other commercial loan relationships.

•

Consumer credit products through the RCS division of RPG earned $4.8 million in net interest income during the first quarter of 2017 compared to $1.7 million for the same period in 2016. The increase was driven by the previously discussed product expansion at RCS over the previous 12 months, particularly within the division’s line-of-credit product.

Table 2 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$586,621	$2,485	1.69%	$581,869	$2,157	1.48%
Federal funds sold and other interest-earning deposits	184,007	394	0.86	298,250	429	0.58
RPG Easy Advance loans and fees(2)	76,502	14,216	74.33	20,044	5,209	103.95
Other RPG loans and fees(3)(6)	43,946	5,529	50.33	29,526	2,757	37.35
Outstanding Warehouse lines of credit and fees(4)(6)	436,459	4,586	4.20	292,574	2,932	4.01
All other Traditional Bank loans and fees(5)(6)	3,192,831	33,673	4.22	2,950,545	30,531	4.14

Total interest-earning assets	4,520,366	60,883	5.39	4,172,808	44,015	4.22

Allowance for loan and lease losses	(38,345)			(29,260)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	198,791			159,357
Premises and equipment, net	43,835			30,811
Bank owned life insurance	61,986			53,032
Other assets(1)	61,067			50,095
Total assets	$4,847,700			$4,436,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,045,420	$381	0.15%	$878,863	$180	0.08%
Money market accounts	555,023	312	0.22	524,379	229	0.17
Time deposits	227,318	572	1.01	209,078	553	1.06
Brokered money market and brokered certificates of deposit	384,458	614	0.64	291,401	430	0.59

Total interest-bearing deposits	2,212,219	1,879	0.34	1,903,721	1,392	0.29

Securities sold under agreements to repurchase and other short-term borrowings	218,412	25	0.05	407,698	25	0.02
Federal Home Loan Bank advances	598,167	2,292	1.53	552,082	2,953	2.14
Subordinated note	41,240	249	2.42	41,240	211	2.05

Total interest-bearing liabilities	3,070,038	4,445	0.58	2,904,741	4,581	0.63

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,132,591			916,691
Other liabilities	34,642			27,818
Stockholders’ equity	610,429			587,593
Total liabilities and stockholders’ equity	$4,847,700			$4,436,843

Net interest income		$56,438			$39,434

Net interest spread			4.81%			3.59%

Net interest margin			4.99%			3.78%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $5.1 million and $2.7 million for the three months ended March 31, 2017 and 2016.
(4)	Interest income includes loan fees of $769,000 and $491,000 for the three months ended March 31, 2017 and 2016.
(5)	Interest income includes loan fees of $1.1 million and $1.4 million for the three months ended March 31, 2017 and 2016.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31, 2017
	Compared to
	Three Months Ended March 31, 2016
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$328	$18	$310
Federal funds sold and other interest-earning deposits	(35)	(200)	165
RPG Easy Advance loans and fees	9,007	10,875	(1,868)
Other RPG loans and fees	2,772	1,620	1,152
Outstanding Warehouse lines of credit and fees	1,654	1,506	148
All other Traditional Bank loans and fees	3,142	2,546	596

Net change in interest income	16,868	16,365	503

Interest expense:

Transaction accounts	201	39	162
Money market accounts	83	14	69
Time deposits	19	47	(28)
Brokered money market and brokered certificates of deposit	184	146	38
Securities sold under agreements to repurchase and other short-term borrowings	—	(15)	15
Federal Home Loan Bank advances	(661)	231	(892)
Subordinated note	38	—	38

Net change in interest expense	(136)	462	(598)

Net change in net interest income	$17,004	$15,903	$1,101

Provision for Loan and Lease Losses

The Company recorded a Provision of $12.4 million for the first quarter of 2017, compared to $5.2 million for the same period in 2016.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2017 was $467,000, compared to $480,000 for the first quarter of 2016. An analysis of the Provision for the first quarter of 2017 compared to the same period in 2016 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $491,000 and $527,000 to the Provision for the first quarters of 2017 and 2016.  Loan growth primarily drove the net charges to the Provision in both periods.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded a net credit to the Provision of $8,000 for the first quarter of 2017 compared to a net charge of $67,000 to the Provision during the first quarter 2016.

•

Related to purchased-credit-impaired (“PCI”) loans, the Bank recorded net credits of $16,000 and $114,000 to the Provision during the first quarters of 2017 and 2016.  For PCI loans, charges generally reflect projected shortfalls in cash flows below initial acquisition-day estimates,  while credits are primarily attributable to generally positive dispositions.

As a percentage of total loans, the Traditional Banking Allowance for Loan and Lease Losses (“Allowance”) was 0.84% at March 31, 2017 compared to 0.83% at December 31, 2016 and 0.85% at March 31,  2016.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at March 31, 2017.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

The Warehouse Provision was a credit of $226,000 for the first quarter of 2017, a $244,000 decrease from the same period in 2016. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $90 million during the first quarter of 2017 compared to an increase of $7 million during the first quarter of 2016.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at March 31, 2017, December 31, 2016 and March 31,  2016.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at March 31, 2017.

Republic Processing Group segment

RPG recorded a net charge to the Provision of $12.1 million during the first quarter of 2017, an increase of $7.4 million compared to same period in 2016.  The increase in Provision at RPG was primarily attributable to an increase in estimated losses for EA loans within the TRS division, as EA volume increased 167% for the first quarter of 2017 compared to the first quarter of 2016.   As a result of the increased EA volume, the TRS division recorded a Provision of $8.6 million during the first quarter of 2017 compared to $3.6 million for the same period in 2016.  As of March 31, 2017 and 2016, the Company had Provisions of 2.62%  and 2.90%  of total EAs originated. The Company finished 2016 with an actual net loss rate of 2.47% of total EAs originated during 2016.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

In addition to the higher Provision associated with EA loans at TRS, the Bank also recorded charges of $3.8 million and $1.4 million to the Provision during the first quarters of 2017 and 2016 associated with the RCS division’s consumer loans.  Provision expense was higher at RCS due to an increase in general loss reserves for growth in RCS loans, as well as an increase in the historical loss factors for the general reserves for RCS loans resulting from a rise in charge-offs from the prior year.

While RPG loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RPG loans, the RPG Allowance was 33.65% at March 31, 2017 compared to 12.82% at December 31, 2016 and 40.78% at March 31, 2016.  The Company believes, based on information presently available, that it has adequately provided for RPG loan losses at March 31, 2017.

Table 4 — Summary of Loan and Lease Loss Experience for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016

Allowance at beginning of period	$32,920	$27,491

Charge-offs:

Core Bank:
Residential real estate	(14)	(188)
Commercial real estate	—	(41)
Construction & land development	—	(44)
Commercial & industrial	—	—
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	(4)	(35)
Consumer	(441)	(304)
Total Core Bank	(459)	(612)

Republic Processing Group:
Commercial & industrial	—	—
Consumer:
Easy Advances	(860)	(405)
Republic Credit Solutions	(2,285)	(846)
Total Republic Processing Group	(3,145)	(1,251)

Total charge-offs	(3,604)	(1,863)

Recoveries:

Core Bank:
Residential real estate	59	74
Commercial real estate	17	27
Construction & land development	—	20
Commercial & industrial	21	4
Lease financing receivables	—	—
Warehouse lines of credit	—	—
Home equity	9	26
Consumer:	174	177
Total Core Bank	280	328

Republic Processing Group:
Commercial & industrial	—	—
Consumer:
Easy Advances	—	—
Refund Anticipation Loans	235	247
Republic Credit Solutions	180	86
Total Republic Processing Group	415	333

Total recoveries	695	661

Net loan charge-offs	(2,909)	(1,202)

Provision - Core Bank	241	498
Provision - RPG	12,110	4,688
Total Provision	12,351	5,186
Allowance at end of period	$42,362	$31,475

Credit Quality Ratios - Total Company:

Allowance to total loans	1.14%	0.94%
Allowance to nonperforming loans	249	158
Net loan charge-offs to average loans	0.31	0.15

Credit Quality Ratios - Core Bank:

Allowance to total loans	0.76%	0.78%
Allowance to nonperforming loans	166	131
Net loan charge-offs to average loans	0.02	0.04

Noninterest Income

Total Company noninterest income increased $2,000  during the first quarter of 2017 compared to the same period in 2016. The most significant components comprising the total Company’s noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $411,000, or 7%, for the first quarter of 2017 compared to the same period in 2016.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Service charges on deposit accounts increased  $144,000, or 5%, to $3.3 million for the first quarter of 2017 compared the same period in 2016.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended March 31, 2017 and 2016 were $1.9 million and $1.8 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended March 31, 2017 and 2016 were $411,000 and $380,000.

•

Interchange fees increased $163,000,  or 8%, primarily due to an increase in debit card interchange revenue. The higher revenue for debit card transactions was consistent with and driven by growth in the Company’s retail checking accounts  from period to period.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased  $101,000, or 8%, during the first quarter of 2017 compared to the same period in 2016, as a result of a slowdown in consumer refinance volume.  Overall, Republic’s origination of secondary market loans totaled $33 million during the first quarter of 2017 compared to $37 million during the same period in 2016.  The ratio of net gain on sale of mortgage loans originated for sale was 2.94% and 2.96% during the first quarters of 2017 and 2016.

Republic Processing Group segment

Within the RPG segment, noninterest income decreased $230,000,  or 1%, during the first quarter of 2017 compared to the same period in 2016.  The overall decrease was primarily attributable to a 10% decrease in net RT revenue at TRS from the first quarter of 2016 to first quarter of 2017, consistent with the 9% decrease in RT volume for the same periods.  The decline in RT volume was directionally consistent with a reported decline in e-filings at the Internal Revenue Service over the same periods.

Partially offsetting the decrease in net RT revenue was an increase of $772,000 in RCS program fees, which represents gains from the sale of consumer loans originated and sold through the RCS division of RPG.  The increase in RPG program fees resulted from the previously reported increase in volume from RCS’ small-dollar consumer loan programs.  During the first quarter of 2017, the Company sold approximately $126 million of loans from these programs compared to $44 million during the first quarter of 2016. In addition, RCS benefitted during the first quarter of 2017 from the final revenue payment of $427,000 from a program sponsor related to a first-year volume guarantee for its credit product.

Noninterest Expenses

Total Company noninterest expenses increased $6.4 million, or 20%, during the first quarter of 2017 compared to the same period in 2016. The most significant components comprising the increase in noninterest expense by business segment were as follows:

See section titled “OVERVIEW (Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016)” for a brief description of some of the Company’s strategic initiatives impacting the noninterest categories below.

Traditional Banking segment

For the first quarter of 2017 compared to the same period in 2016, Traditional Banking noninterest expenses increased $5.2 million, or 21%. The most significant categories affecting the change in noninterest expense for the quarter were as follows:

•

Salaries and benefits expense increased $3.3 million, primarily due to an increase of 145 full-time-equivalent (“FTE”) employees from March 31,  2016 to March 31, 2017. The increase in FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives, with an increase of 36 FTEs resulting from the Company’s 2016 Cornerstone acquisition.

•

Occupancy expense increased $552,000, or 11%, primarily driven by an 11% increase in rent expense and a 23% increase in depreciation expense resulting from new locations, existing banking center renovations and the cost of technology to support the Core Bank’s strategic initiatives.  In addition, $151,000 of the $552,000 increase in Occupancy expense was driven by the Company’s 2016 Cornerstone acquisition.

•	Marketing expenses increased $422,000, or 87%, with $304,000 of the increase related to promotion of the Core Bank’s MemoryBank digital banking platform.

Republic Processing Group segment

Within the RPG segment, noninterest expenses increased $1.1 million, or 20%, during the first quarter of 2017 compared to the same period in 2016.  The increase is primarily due to a $627,000 increase in salaries and benefits expense, driven by additional staff added during the previous 12 months to support growth in the TRS and RCS divisions.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2017 AND December 31, 2016

Loan Portfolio

Table 8 — Loan Portfolio Composition

(in thousands)	March 31, 2017	December 31, 2016

Core Bank:
Residential real estate:
Owner occupied	$969,705	$1,000,148
Owner occupied - correspondent*	141,375	149,028
Nonowner occupied	164,742	156,605
Commercial real estate	1,049,193	1,060,496
Construction & land development	130,766	119,650
Commercial & industrial	270,652	259,026
Lease financing receivables	13,853	13,614
Warehouse lines of credit*	495,165	585,439
Home equity	341,611	341,285
Consumer:
Credit cards	14,644	13,414
Overdrafts	786	803
Automobile loans	55,962	52,579
Other consumer	19,215	19,744
Total Core Bank	3,667,669	3,771,831

Republic Processing Group*:
Commercial & industrial	14	6,695
Consumer:
Easy Advances	10,672	—
Republic Credit Solutions	32,021	32,252
Total Republic Processing Group	42,707	38,947

Total loans**	3,710,376	3,810,778
Allowance for loan and lease losses	(42,362)	(32,920)

Total loans, net	$3,668,014	$3,777,858

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $100 million, or 3%, during 2017 to $3.7 billion at March 31, 2017 primarily driven by seasonal declines in outstanding warehouse lines of credit and owner occupied residential real estate loans.

Warehouse Lines of Credit

As of March 31, 2017, the Bank had $495 million outstanding on total committed Warehouse credit lines of $983 million.  As of December 31, 2016, the Bank had $585 million outstanding on total committed Warehouse credit lines of $1.0 billion.  The $90 million decrease in outstanding balances reflects a general seasonal decline in the use of the Company’s Warehouse lines.

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

Other Core Bank Loans

In addition to the decrease in outstanding warehouse lines of credit, other Core Bank loans also experienced an overall decline of $14 million during the first quarter of 2017, consistent with loan growth data released by the Federal Reserve for all commercial banks.  Within the Core Bank’s portfolio,  owner occupied residential real estate loans experienced the largest decrease of  $30 million, while CRE loans decreased $11 million. Partially offsetting these decreases, Commercial and Industrial loans grew $12 million, with $6 million of that growth driven by the Bank’s Dealer Floor Plan Lending product.

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

The Company’s Allowance increased $9 million, or 29%, from December 31, 2016 to  $42 million at March 31, 2017, primarily driven by reserves for EAs, growth in RCS small-dollar credit products and general growth in a few Core Bank portfolios.

As a percent of total loans, the total Company’s Allowance increased to 1.14% at March 31, 2017 compared to 0.86% at December 31, 2016. The increase in ratio of Allowance to total loans was primarily driven by reserves for the EA product and growth in RCS small-dollar consumer products.  An analysis of the Allowance by business segment follows:

Traditional Banking segment

The Allowance at the Traditional Banking segment, remained at  $27 million at March 31, 2017 compared to December 31, 2016.  The Allowance to total Traditional Bank loans increased to 0.84% at March 31, 2017 from 0.83% at December 31, 2016.

Warehouse Lending segment

The Allowance on loans originated through the Company’s Warehouse segment remained at approximately $1 million  from March 31, 2017 to December 31, 2016.

Republic Processing Group segment

The Allowance on loans originated through the Company’s RPG segment increased to $14 million at March 31, 2017 from $5 million at December 31, 2016,  driven primarily by $8 million of estimated reserves for loss on TRS’s EA product. The Allowance to total RPG loans increased to 33.65% at March 31, 2017 from 12.82% at December 31, 2016 and 40.78% at March 31, 2016.

Due to the seasonal nature of the EA, estimated reserves are generally made during the first two months of the year when the product is offered, with losses charged against those reserves generally in the second quarter of each year.    Based on the timing of EA reserves versus charge-offs, the Allowance for EAs to total remaining outstanding EAs is relatively substantial at the end of the first quarter, or 72.44% and 72.90% at March 31, 2017 and 2016; however, these ratios are consistent with the Company’s estimated losses of 2.62% and 2.90% of total EAs originated during the first two months of 2017 and 2016.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Along with the EA offered through the TRS division, RPG maintained an Allowance for three loan products offered through its RCS division at March 31, 2017, including its line-of-credit product, its credit card product and its healthcare-receivables product.  At March 31, 2017, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 30.77% for its line-of-credit portfolio.  A lower reserve percentage was provided for RCS’s healthcare receivables at March 31, 2017, as such receivables are generally repurchased by the Bank’s healthcare partner if they become 90-days-or-more delinquent.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $2 million during the first three months of 2017, primarily due to the payoffs and paydowns of Special Mention loans during the period.

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special mention loans.

Table 9 — Classified and Special Mention Loans

(in thousands)	March 31, 2017	December 31, 2016

Loss	$—	$—
Doubtful	—	—
Substandard	21,460	21,412
Purchased Credit Impaired - Substandard	1,896	2,366
Total Classified Loans	23,356	23,778

Special Mention	28,586	30,702
Purchased Credit Impaired - Group 1	7,815	7,908
Total Special Mention Loans	36,401	38,610

Total Classified and Special Mention Loans	$59,757	$62,388

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $9 million and $10 million at March 31, 2017 and December 31, 2016.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.46% at March 31, 2017 from 0.42% at December 31, 2016, as the total balance of nonperforming loans increased by $937,000, or 6%, while total loans decreased $100 million, or 3% during the first quarter of 2017.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	March 31, 2017	December 31, 2016

Loans on nonaccrual status*	$16,793	$15,892
Loans past due 90-days-or-more and still on accrual**	203	167
Total nonperforming loans	16,996	16,059
Other real estate owned	1,362	1,391
Total nonperforming assets	$18,358	$17,450

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.46%	0.42%
Nonperforming assets to total loans (including OREO)	0.49	0.46
Nonperforming assets to total assets	0.39	0.36

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.46%	0.42%
Nonperforming assets to total loans (including OREO)	0.50	0.46
Nonperforming assets to total assets	0.40	0.36

*Loans on nonaccrual status include impaired loans. See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

Approximately $14 million, or 81%, of the Bank’s total nonperforming loans at March 31, 2017 were concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank’s nonperforming residential real estate concentration was $13 million, or 80%, as of December 31, 2016.

Approximately $3 million, or 16%, of the Bank’s total nonperforming loans were concentrated in the CRE and construction and land development portfolios as of March 31, 2017, compared to $3 million, or 17%, at December 31, 2016. While CRE is the primarily collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

Table 11 — Nonperforming Loan Composition

	March 31, 2017		December 31, 2016
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Core Bank:
Residential real estate:
Owner occupied	$11,731	1.21%	$10,955	1.10%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	818	0.50	852	0.54
Commercial real estate	2,674	0.25	2,725	0.26
Construction & land development	74	0.06	77	0.06
Commercial & industrial	151	0.06	154	0.06
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	1,268	0.37	1,069	0.31
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	24	0.04	—	—
Other consumer	134	0.70	145	0.73
Total Core Bank	16,874	0.46	15,977	0.42

Republic Processing Group:
Commercial & industrial	—	—	—	—
Consumer:
Easy Advances	—	—	—	—
Republic Credit Solutions	122	0.38	82	0.25
Total Republic Processing Group	122	0.29	82	0.21

Total nonperforming loans	$16,996	0.46	$16,059	0.42

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Core Bank:
Residential real estate:
Owner occupied	120	$5,577	24	$4,446	1	$1,708	145	$11,731
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	62	—	—	1	756	6	818
Commercial real estate	2	101	5	1,165	1	1,408	8	2,674
Construction & land development	1	74	—	—	—	—	1	74
Commercial & industrial	—	—	1	151	—	—	1	151
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	24	589	4	679	—	—	28	1,268
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	24	—	—	—	—	1	24
Other consumer	35	134	—	—	—	—	35	134
Total Core Bank	188	6,561	34	6,441	3	3,872	225	16,874

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	—	—	—	—	—	—	—
Republic Credit Solutions	1,667	122	—	—	—	—	1,667	122
Total Republic Processing Group	1,667	122	—	—	—	—	1,667	122

Total	1,855	$6,683	34	$6,441	3	$3,872	1,892	$16,996

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2016		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Core Bank:
Residential real estate:
Owner occupied	120	$5,417	30	$5,538	—	$—	150	$10,955
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	77	—	—	1	775	6	852
Commercial real estate	2	106	5	1,190	1	1,429	8	2,725
Construction & land development	1	77	—	—	—	—	1	77
Commercial & industrial	—	—	1	154	—	—	1	154
Lease financing receivables	—	—	—	—	—	—	—	—
Warehouse lines of credit	—	—	—	—	—	—	—	—
Home equity	25	589	3	480	—	—	28	1,069
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	39	145	—	—	—	—	39	145
Total Core Bank	192	6,411	39	7,362	2	2,204	233	15,977

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	—	—	—	—	—	—	—
Republic Credit Solutions	1,163	82	—	—	—	—	1,163	82
Total Republic Processing Group	1,163	82	—	—	—	—	1,163	82

Total	1,355	$6,493	39	$7,362	2	$2,204	1,396	$16,059

Approximately $1 million in nonperforming loans at December 31, 2016, were removed from the nonperforming loan classification during the first three months of 2017. Approximately $330,000 in loan balances were transferred to OREO, with $1 million refinanced at other financial institutions.

Based on the Bank’s review at March 31, 2017, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Table 13 — Rollforward of Nonperforming Loan Activity

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Nonperforming loans at beginning of period	$16,059	$21,936
Loans added to nonperforming status	2,659	1,869
Loans removed from nonperforming status (see table below)	(1,411)	(3,542)
Principal paydowns	(311)	(356)

Nonperforming loans at end of period	$16,996	$19,907

Table 14 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Loans charged-off	$—	$(47)
Loans transferred to OREO	(330)	(472)
Loans refinanced at other institutions	(1,081)	(3,023)
Loans returned to accrual status	—	—

Total nonperforming loans removed from nonperforming status	$(1,411)	$(3,542)

Delinquent Loans

Delinquent loans to total loans increased to 0.44% at March 31, 2017, from 0.24% at December 31, 2016,  due to delinquent EAs as of March 31, 2017. Generally, all remaining unpaid EAs will be charged off in the second quarter of 2017.   Core Bank delinquent loans to total Core Bank loans decreased to 0.16% at March 31, 2017 from 0.18% at December 31, 2016. With the exception of PCI loans and small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2017 and December 31, 2016 were on nonaccrual status.

Table 15 — Delinquent Loan Composition(*)

	March 31, 2017		December 31, 2016
		Percent of		Percent of
March 31,		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Core Bank:
Residential real estate:
Owner occupied	$3,888	0.40%	$4,554	0.46%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	40	0.02	46	0.03
Commercial real estate	641	0.06	425	0.04
Construction & land development	—	—	—	—
Commercial & industrial	—	—	342	0.13
Lease financing receivables	—	—	—	—
Warehouse lines of credit	—	—	—	—
Home equity	907	0.27	970	0.28
Consumer:
Credit cards	30	0.20	18	0.13
Overdrafts	145	18.45	161	20.05
Automobile loans	22	0.04	—	—
Other consumer	279	1.45	305	1.54
Total Core Bank	5,952	0.16	6,821	0.18

Republic Processing Group:
Commercial & industrial	—	—	—	—
Consumer:
Easy Advances	8,350	78.24	—	—
Republic Credit Solutions	1,861	5.81	2,137	6.63
Total Republic Processing Group	10,211	23.91	2,137	5.49

Total delinquent loans	$16,163	0.44	$8,958	0.24

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due. Easy Advances do not have a contractual due date but are eligible for delinquency consideration three weeks after the taxpayer customer’s tax return is submitted to the applicable tax authority.

Approximately $3 million in delinquent loans at December 31, 2016, were removed from delinquent status as of March 31, 2017.    Approximately $300,000 in loan balances were transferred to OREO, with $1 million refinanced at other financial institutions and the remaining $2 million in delinquent loans were paid current in 2017.

Table 16 — Rollforward of Delinquent Loan Activity

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Delinquent loans at beginning of period	$8,958	$11,731
Loans that became delinquent during the period - Easy Advances*	8,350	3,880
Loans that became delinquent during the period - other	2,650	3,195
Delinquent loans removed from delinquent status (see table below)	(3,486)	(6,237)
Change in principal balance of loans delinquent in both periods**	(309)	(32)

Delinquent loans at end of period	$16,163	$12,537

*Easy Advances do not have a contractual due date but are eligible for delinquency consideration three weeks after the taxpayer customer’s tax return is submitted to the applicable tax authority.

**Includes relatively-small consumer portfolios, e.g., credit cards.

Table 17 — Detail of Delinquent Loans Removed From Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Loans charged-off	$—	$(47)
Loans transferred to OREO	(300)	(472)
Loans refinanced at other institutions	(1,344)	(2,690)
Loans paid current	(1,842)	(3,028)

Total delinquent loans removed from delinquent status	$(3,486)	$(6,237)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $49 million at March 31, 2017 compared to $53 million at December 31, 2016, a decrease of $4 million during the first three months of 2017.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of March 31, 2017, the Bank had $39 million in TDRs, of which $9 million were also on nonaccrual status. As of December 31, 2016, the Bank had $42 million in TDRs, of which $10 million were also on nonaccrual status.

Table 18 — Impaired Loan Composition

(in thousands)	March 31, 2017	December 31, 2016

Troubled debt restructurings	$38,762	$41,586
Impaired loans (which are not TDRs)	10,208	11,098

Total impaired loans	$48,970	$52,684

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 19 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
March 31, 2017		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	1	$30	3	$788	1	$544	5	$1,362

Total	1	$30	3	$788	1	$544	5	$1,362

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2016		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$848	1	$543	—	$—	4	$1,391

Total	3	$848	1	$543	—	$—	4	$1,391

Table 20 — Rollforward of Other Real Estate Owned Activity

	Three Months Ended
	March 31,
(in thousands)	2017	2016

OREO at beginning of period	$1,391	$1,220
Transfer from loans to OREO	330	656
Proceeds from sale*	(501)	(844)
Net gain on sale	212	248
Writedowns	(70)	—

OREO at end of period	$1,362	$1,280

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $62 million of BOLI on its consolidated balance sheet at both March 31, 2017 and December 31, 2016.

Deposits

Table 21 — Deposit Composition

(in thousands)	March 31, 2017	December 31, 2016

Core Bank:
Demand	$935,245	$872,709
Money market accounts	562,827	541,622
Brokered money market accounts	350,862	360,597
Savings	174,995	164,410
Individual retirement accounts*	43,250	42,642
Time deposits, $250 and over*	38,691	37,200
Other certificates of deposit*	143,838	140,894
Brokered certificates of deposit*	27,814	28,666
Total Core Bank interest-bearing deposits	2,277,522	2,188,740
Total Core Bank noninterest-bearing deposits	934,787	943,459
Total Core Bank deposits	3,212,309	3,132,199

Republic Processing Group ("RPG"):
Money market accounts	1,025	—
Total RPG interest-bearing deposits	1,025	—

Brokered prepaid card deposits	4,568	15
Other noninterest-bearing deposits	130,882	28,478
Total RPG noninterest-bearing deposits	135,450	28,493
Total RPG deposits	136,475	28,493

Total deposits	$3,348,784	$3,160,692

* Represents a time deposit.

Total Company deposits increased $188 million, or 6%, from December 31, 2016 to $3.3 billion at March 31, 2017. Total Company interest-bearing deposits increased $90 million, or 4%, while total Company noninterest bearing deposits increased  $98 million, or 10%.

Noninterest bearing deposits at RPG increased $107 million from December 31, 2016 to $135 million at March 31, 2017.  The increase was driven by short-term RT deposits at TRS, the majority of which will flow out of the Company during April 2017.

Related to the increase in interest-bearing deposits, money market deposits originated through MemoryBank’s EarnMore product increased to $28 million during the first quarter of 2017.  In addition, growth in balances for several large corporate clients drove the additional increase in Core Bank interest-bearing deposits for the first three months of 2017.

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

SSUARs decreased approximately $29 million, or 17%, during the first three months of 2017.  The substantial majority of SSUARs are indexed to immediately repricing indices such as the Fed Funds Target Rate.

Federal Home Loan Bank Advances

FHLB advances decreased $335 million, or 42%, from December 31, 2016 to $468 million at March 31, 2017. The Bank held $75 million in overnight advances at a rate of 0.90% as of March 31, 2017, compared to $285 million in overnight advances at a rate of 0.64% at December 31, 2016.

During the first quarter of 2017, the Bank obtained $25 million in additional fixed-rate term advances with a weighted average rate of 1.88% and a weighted average term of 3.0 years, while $150 million of fixed-rate term advances with a weighted average rate of 1.96% matured during the period.

The Company’s usage of FHLB advances declined during the quarter due to excess short-term cash the Company had available from its TRS division’s RT product. Management anticipates its usage of FHLB advances to increase during the next quarter as this short-term cash exits the Company.

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

Non-hedge Interest Rate Swaps

The Bank also enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments, the Bank enters into offsetting positions in order to minimize the Bank’s interest rate risk.  These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 125% at March 31, 2017 and  138% at December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents on-hand of $206 million and $289 million. In addition, the Bank had available borrowing capacity of $683     million and  $378 million from the FHLB at March 31, 2017 and December 31, 2016. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $342 million and $291 million as of March  31, 2017 and December 31, 2016 and unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of March  31, 2017 and December 31, 2016.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2017 and December 31, 2016, these pledged investment securities had a fair value of $225 million and $232 million. Republic’s banking centers and its websites,  www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2017, the Bank had approximately $615 million in deposits from 95 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $369 million, or 11%, of the Company’s total deposit balances at March 31, 2017. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and in some cases fallen short of, its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  As of March 31, 2017, the Bank was in compliance with all Board-approved liquidity policies.

Capital

Total stockholders’ equity increased from $604 million at December 31, 2016 to $621 million at March 31, 2017. The increase in stockholders’ equity was primarily attributable to net income earned during 2017 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2017, RB&T could, without prior approval, declare dividends of approximately $63 million.

Regulatory Capital Requirements — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulators have categorized the Bank as well-capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer began phasing in during 2016 and continues to phase in through 2019 on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 12.59% at March 31, 2017 compared to 13.32% at December 31, 2016. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on April 1, 2017, and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 22 — Capital Ratios

	As of March 31, 2017		As of December 31, 2016
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$681,176	17.09%	$655,908	16.37%
Republic Bank & Trust Company	579,176	14.56	553,905	13.86

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$599,571	15.04%	$584,530	14.59%
Republic Bank & Trust Company	536,814	13.49	520,985	13.03

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$638,814	16.03%	$622,988	15.55%
Republic Bank & Trust Company	536,814	13.49	520,985	13.03

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$638,814	13.23%	$622,988	13.54%
Republic Bank & Trust Company	536,814	11.12	520,985	11.34

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

As of March 31, 2017, a dynamic simulation model was run for increases in interest rates from “Up 100” basis points to “Up 400” basis points.  A simulation for declining interest rates as of March 31, 2017 was not considered meaningful and is not presented by the Bank because decreases in the Fed Funds Target Rate were considered unlikely as of March 31, 2017. The Federal Open Market Committee raised the FFTR for the second time in a  three-month period during March 2017, with further guidance suggesting that increases to the FFTR were more likely than not during 2017.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2017 and ending March  31, 2018 based on instantaneous movements in interest rates from Up 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees.

Table 23 — Bank Interest Rate Sensitivity as of March 31, 2017

	Increase in Rates
	100	200	300	400
	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	3.10%	2.80%	2.00%	0.30%
Board policy limit on % change from base	(4.00)	(8.00)	(12.00)	(16.00)

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2017 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	13,964	$39.03	13,964
February 1 - February 28	—	—	—
March 1 - March 31	—	—	—
Total	13,964	$39.03	13,964	236,361

The Company repurchased 13,964 of its shares during the first quarter of 2017. There were no shares exchanged for stock option exercises during the first quarter of 2017. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2017, the Company had 236,361 shares that could be repurchased under its current share repurchase programs.

During the first quarter of 2017, there were 2,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Fifth Amendment dated as of March 15, 2017 to lease dated August 1, 1999, as amended, between Republic Bank & Trust Company and Jaytee Properties, now known as Jaytee-Springhurst, LLC

10.2	Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC dated March 15, 2017, relating to 200 South Seventh Street, Louisville, KY

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2017 and 2016, (iii) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2017, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 10, 2017	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 10, 2017	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer