Form 10-Q
period 2017-06-30
REPUBLIC BANCORP INC /KY/
filed 2017-08-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2017, was 18,615,412 and 2,242,965.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	June 30,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$332,695	$289,309
Securities available for sale	464,525	481,275
Securities held to maturity (fair value of $61,594 in 2017 and $53,249 in 2016)	61,159	52,864
Mortgage loans held for sale, at fair value	6,057	11,662
Consumer loans held for sale, at fair value	3,235	2,198
Consumer loans held for sale, at the lower of cost or fair value	2,464	1,310
Loans	3,916,320	3,810,778
Allowance for loan and lease losses	(37,898)	(32,920)
Loans, net	3,878,422	3,777,858
Federal Home Loan Bank stock, at cost	32,067	28,208
Premises and equipment, net	44,255	42,869
Goodwill	16,300	16,300
Other real estate owned	300	1,391
Bank owned life insurance	62,578	61,794
Other assets and accrued interest receivable	51,604	49,271

TOTAL ASSETS	$4,955,661	$4,816,309

LIABILITIES

Deposits:
Noninterest-bearing	$1,061,637	$971,952
Interest-bearing	2,072,301	2,188,740
Total deposits	3,133,938	3,160,692

Securities sold under agreements to repurchase and other short-term borrowings	113,334	173,473
Federal Home Loan Bank advances	1,002,500	802,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	37,758	33,998

Total liabilities	4,328,770	4,211,903

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,904	4,906
Additional paid in capital	139,023	138,192
Retained earnings	481,412	460,621
Accumulated other comprehensive income	1,552	687

Total stockholders’ equity	626,891	604,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,955,661	$4,816,309

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME:

Loans, including fees	$44,735	$37,746	$102,739	$79,175
Taxable investment securities	2,391	1,983	4,546	3,875
Federal Home Loan Bank stock and other	695	411	1,419	1,105
Total interest income	47,821	40,140	108,704	84,155

INTEREST EXPENSE:

Deposits	2,324	1,347	4,203	2,739
Securities sold under agreements to repurchase and other short-term borrowings	146	15	171	40
Federal Home Loan Bank advances	1,943	2,973	4,235	5,926
Subordinated note	271	228	520	439
Total interest expense	4,684	4,563	9,129	9,144

NET INTEREST INCOME	43,137	35,577	99,575	75,011

Provision for loan and lease losses	5,061	1,814	17,412	7,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	38,076	33,763	82,163	68,011

NONINTEREST INCOME:

Service charges on deposit accounts	3,390	3,282	6,637	6,422
Net refund transfer fees	2,770	1,909	18,152	18,987
Mortgage banking income	1,445	1,560	2,605	2,821
Interchange fee income	2,547	2,217	4,873	4,340
Program fees	1,284	664	2,375	963
Increase in cash surrender value of bank owned life insurance	393	369	784	708
Net gains on other real estate owned	249	80	391	328
Other	849	721	2,033	1,154
Total noninterest income	12,927	10,802	37,850	35,723

NONINTEREST EXPENSES:

Salaries and employee benefits	20,015	17,814	41,226	34,897
Occupancy and equipment, net	5,903	5,109	11,870	10,528
Communication and transportation	939	872	2,211	1,945
Marketing and development	1,409	1,190	2,413	1,697
FDIC insurance expense	300	480	750	1,138
Bank franchise tax expense	790	647	3,225	3,098
Data processing	1,695	1,543	3,347	2,876
Interchange related expense	1,071	1,047	2,129	1,951
Supplies	261	240	788	689
Other real estate owned expense	132	116	229	196
Legal and professional fees	596	604	1,348	1,427
Other	2,623	2,204	5,137	3,965
Total noninterest expenses	35,734	31,866	74,673	64,407

INCOME BEFORE INCOME TAX EXPENSE	15,269	12,699	45,340	39,327
INCOME TAX EXPENSE	5,198	4,359	15,252	13,252
NET INCOME	$10,071	$8,340	$30,088	$26,075

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.48	$0.40	$1.45	$1.26
Class B Common Stock	0.44	0.37	1.32	1.14

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.48	$0.40	$1.45	$1.26
Class B Common Stock	0.44	0.37	1.32	1.14

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.220	$0.209	$0.429	$0.407
Class B Common Stock	0.200	0.190	0.390	0.370

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$10,071	$8,340	$30,088	$26,075

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(104)	(219)	(76)	(790)
Reclassification amount for derivative losses realized in income	58	86	124	173
Change in unrealized gain (loss) on securities available for sale	423	416	1,129	2,708
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	101	1	154	(148)
Net unrealized gains	478	284	1,331	1,943
Tax effect	(167)	(97)	(466)	(677)
Total other comprehensive income, net of tax	311	187	865	1,266

COMPREHENSIVE INCOME	$10,382	$8,527	$30,953	$27,341

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2017

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2017	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

Net income	—	—	—	—	30,088	—	30,088

Net change in accumulated other comprehensive income	—	—	—	—	—	865	865

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(7,986)	—	(7,986)
Class B Shares	—	—	—	—	(876)	—	(876)

Stock options exercised, net of shares redeemed	2	—	—	33	—	—	33

Repurchase of Class A Common Stock	(13)	—	(2)	(107)	(435)	—	(544)

Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	154	—	—	154

Deferred director compensation expense - Class A Common Stock	5	—	—	96	—	—	96

Stock based compensation expense - performance stock units	—	—	—	237	—	—	237

Stock based compensation expense - restricted stock	7	—	—	292	—	—	292

Stock based compensation expense - stock options	—	—	—	126	—	—	126

Balance, June 30, 2017	18,618	2,243	$4,904	$139,023	$481,412	$1,552	$626,891

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$30,088	$26,075
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	208	279
Accretion on loans, deposits and core deposit intangible, net	(1,442)	(1,301)
Depreciation of premises and equipment	4,264	3,465
Amortization of mortgage servicing rights	714	683
Provision for loan and lease losses	17,412	7,000
Net gain on sale of mortgage loans held for sale	(2,256)	(2,560)
Origination of mortgage loans held for sale	(75,776)	(95,787)
Proceeds from sale of mortgage loans held for sale	83,637	90,150
Net gain on sale of consumer loans held for sale	(2,334)	(839)
Origination of consumer loans held for sale	(274,963)	(129,027)
Proceeds from sale of consumer loans held for sale	275,106	122,432
Net gain realized on sale of other real estate owned	(470)	(328)
Writedowns of other real estate owned	79	—
Deferred director compensation expense - Class A Common Stock	96	100
Stock based compensation expense	655	497
Increase in cash surrender value of bank owned life insurance	(784)	(708)
Net change in other assets and liabilities:
Accrued interest receivable	(219)	(174)
Accrued interest payable	(106)	12
Other assets	(3,076)	211
Other liabilities	3,330	(2,731)
Net cash provided by operating activities	54,163	17,449

INVESTING ACTIVITIES:
Net change in cash for acquisition of Cornerstone Bancorp, Inc.	—	(9,088)
Purchases of securities available for sale	(64,390)	(390,079)
Purchases of securities held to maturity	(10,096)	—
Proceeds from calls, maturities and paydowns of securities available for sale	82,224	394,575
Proceeds from calls, maturities and paydowns of securities held to maturity	1,792	2,866
Net change in outstanding warehouse lines of credit	(15,191)	(199,348)
Purchase of non-business-acquisition loans, including premiums paid	(2,656)	(47,986)
Net change in other loans	(98,899)	(7,726)
Proceeds from redemption of Federal Home Loan Bank stock	—	224
Purchase of Federal Home Loan Bank stock	(3,859)	—
Proceeds from sales of other real estate owned	1,954	1,727
Net purchases of premises and equipment	(5,650)	(3,088)
Net cash used in investing activities	(114,771)	(257,923)

FINANCING ACTIVITIES:
Net change in deposits	(26,754)	163,899
Net change in securities sold under agreements to repurchase and other short-term borrowings	(60,139)	(269,309)
Payments of Federal Home Loan Bank advances	(450,000)	(207,000)
Proceeds from Federal Home Loan Bank advances	650,000	495,000
Repurchase of Class A Common Stock	(544)	(1,134)
Net proceeds from Class A Common Stock options exercised	33	80
Cash dividends paid	(8,602)	(8,165)
Net cash provided by financing activities	103,994	173,371

NET CHANGE IN CASH AND CASH EQUIVALENTS	43,386	(67,103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289,309	210,082
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$332,695	$142,979

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$9,235	$9,115
Income taxes	13,420	12,771

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$472	$1,938
Transfers from loans held for investment to held for sale	—	74,430
Loans provided for sales of other real estate owned	—	256

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2017 and 2016 AND DECEMBER 31, 2016 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”).  All significant intercompany balances and transactions are eliminated in consolidation. All companies are collectively referred to as (“Republic” or the “Company”).

The Bank is a Kentucky-based, state chartered non-member financial institution that provides both traditional and non-traditional banking products through four distinct operating segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States.

The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Credit Solutions (“RCS”) and Republic Payment Solutions (“RPS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RCS and RPS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Core Banking (includes Traditional Banking, Warehouse Lending and Mortgage Banking segments)

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

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

Through its Warehouse Lending segment, the Core Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit.  These credit facilities are primarily secured by single family, first lien residential real estate loans.  The credit facility enables the mortgage banking clients to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank or purchased by the Bank through its Correspondent Lending channel. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans.  Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

Primarily from its Warehouse clients, the Core Bank acquires single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 73% of loans acquired through this origination channel as of June 30, 2017, secured by collateral in the state of California.  The volume of loans purchased through the Correspondent Lending channel may fluctuate from time to time based on several factors, including, but not limited to, borrower demand, other investment options and the Bank’s current and forecasted liquidity position.

Republic Processing Group

Tax Refund Solutions division — Through its TRS division, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s tax season.

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

TRS first offered its Easy Advance (“EA”) tax credit product during the first two months of 2016 and for a second successive year during the first two months of 2017.  For the first quarter 2017 tax season, the Company modified the EA product offering to have more than one advance amount and a different price structure to the Tax Providers based on the amount borrowed by the taxpayer.  All other features of the product remained substantially the same as those from the first quarter 2016 tax season, including the following:

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

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs during 2017 and 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable taxing authority.  EAs do not have a contractual due date but are eligible for delinquency consideration three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with all expected loss provisions made in the first quarter of each year. Unpaid EAs are charged-off within 81 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

Republic Credit Solutions division — Through its RCS division, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment.

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

Accounting Standards Updates (“ASUs”)

The following ASUs were issued prior to June 30, 2017 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

ASU. No.	Topic	Nature of Update	Date Adoption Required	Method of Adoption	Expected Financial Statement Impact
2014-09	Revenue from Contracts with Customers (Topic 606)

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

Because most financial instruments are outside the scope of this ASU, the Company believes the impact on its financial statements will likely be immaterial; however, the Company will continue to review its products and services up through the effective date of this ASU.

2016-02	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.	During 2017, the Company continued to review all of its leases and further analyzed the impact of adopting this ASU.

2016-13	Financial Instruments – Credit Losses (Topic 326)	Amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.

As a result of this ASU, the Company expects a substantial, yet fully undetermined, increase in its allowance for credit losses. The Company currently utilizes a third-party software solution as its model to calculate its allowance for loan and lease losses. During 2016 and into 2017, the Company formed a committee to begin the process of transitioning to a current expected credit losses (“CECL”) methodology by the expected adoption date of January 1, 2020.  As part of this transition, the committee has analyzed the Company’s loan-level data and preliminarily concluded that no additional loan level segmentation beyond its current methodology segmentation would be warranted under CECL.  The Company is also currently analyzing the output from a “beta test” CECL model provided by its third-party software solution.

2017-09	Compensation - Stock Compensation (Topic 718)	The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require the Company to apply modification accounting under Topic 718.	January 1, 2018	Prospectively, early adoption permitted.	Immaterial

The following ASUs were adopted by the Company during the six months ended June 30, 2017:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-09	Compensation – Stock Compensation (Topic 718)

Provides simplification in areas of accounting for share-based payments, including: the income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities.

			January 1, 2017	Prospectively	Immaterial

2017-08	Receivables - Nonrefundable Fees and Other Costs (Topic 310-20)

This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

			June 1, 2017	Early adoption, modified retrospective approach.	Immaterial

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

For the three and six months ended June 30, 2016, the Company’s consolidated statements of income included approximately $704,000 and $902,000 of acquisition-related costs associated with the Cornerstone acquisition.

3. INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$270,360	$37	$(812)	$269,585
Private label mortgage backed security	3,300	1,240	—	4,540
Mortgage backed securities - residential	88,776	1,892	(213)	90,455
Collateralized mortgage obligations	78,382	409	(387)	78,404
Freddie Mac preferred stock	—	337	—	337
Community Reinvestment Act mutual fund	2,500	4	(25)	2,479
Corporate bonds	15,003	269	—	15,272
Trust preferred security	3,471	—	(18)	3,453
Total securities available for sale	$461,792	$4,188	$(1,455)	$464,525

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$295,425	$226	$(1,107)	$294,544
Private label mortgage backed security	3,691	1,086	—	4,777
Mortgage backed securities - residential	71,197	2,027	(220)	73,004
Collateralized mortgage obligations	88,559	334	(1,239)	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Corporate bonds	15,004	154	—	15,158
Trust preferred security	3,449	—	(249)	3,200
Total securities available for sale	$479,825	$4,310	$(2,860)	$481,275

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2017 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$501	$—	$(1)	$500
Mortgage backed securities - residential	155	11	—	166
Collateralized mortgage obligations	25,350	200	(59)	25,491
Corporate bonds	35,153	347	(63)	35,437
Total securities held to maturity	$61,159	$558	$(123)	$61,594

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$506	$—	$(2)	$504
Mortgage backed securities - residential	158	12	—	170
Collateralized mortgage obligations	27,142	250	(124)	27,268
Corporate bonds	25,058	312	(63)	25,307
Total securities held to maturity	$52,864	$574	$(189)	$53,249

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three and six months ended June 30, 2017 there were no gains or losses on sales or calls of securities available for sale.

During the three and six months ended June 30, 2016 there were no gains or losses on sales or calls of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2017 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
June 30, 2017 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$35,987	$35,989	$501	$501
Due from one year to five years	239,376	238,626	10,111	10,048
Due from five years to ten years	10,000	10,241	25,042	25,388
Due beyond ten years	3,471	3,454	—	—
Private label mortgage backed security	3,300	4,540	—	—
Mortgage backed securities - residential	88,776	90,455	155	166
Collateralized mortgage obligations	78,382	78,404	25,350	25,491
Freddie Mac preferred stock	—	337	—	—
Community Reinvestment Act mutual fund	2,500	2,479	—	—
Total securities	$461,792	$464,525	$61,159	$61,594

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporary impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  In 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to AOCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of June 30, 2017, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $337,000.

Corporate Bonds

The Company’s portfolio of corporate bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10% and 8% of the Bank’s investment portfolio as of June 30, 2017 and December 31, 2016.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At June 30, 2017, with the exception of the $4.5 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Fannie Mae. At June 30, 2017 and December 31, 2016, there were gross unrealized losses of $600,000 and $1.5 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

Unrealized-Loss Analysis

Securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$—	$189,503	$(812)	$189,503	$(812)
Mortgage backed securities - residential	—	—	25,977	(213)	25,977	(213)
Collateralized mortgage obligations	—	—	35,936	(387)	35,936	(387)
Community Reinvestment Act mutual fund	1,475	(25)	—	—	1,475	(25)
Trust preferred security	—	—	3,453	(18)	3,453	(18)
Total securities available for sale	$1,475	$(25)	$254,869	$(1,430)	$256,344	$(1,455)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$138,002	$(1,107)	$—	$—	$138,002	$(1,107)
Mortgage backed securities - residential	9,427	(122)	4,211	(98)	13,638	(220)
Collateralized mortgage obligations	37,547	(690)	15,668	(549)	53,215	(1,239)
Community Reinvestment Act mutual fund	2,455	(45)	—	—	2,455	(45)
Trust preferred security	3,200	(249)	—	—	3,200	(249)
Total securities available for sale	$190,631	$(2,213)	$19,879	$(647)	$210,510	$(2,860)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$500	$(1)	$—	$—	$500	$(1)
Collateralized mortgage obligations	—	—	6,825	(59)	6,825	(59)
Corporate bonds	—	—	15,030	(63)	15,030	(63)
Total securities held to maturity	$500	$(1)	$21,855	$(122)	$22,355	$(123)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$506	$(2)	$—	$—	$506	$(2)
Collateralized mortgage obligations	13,315	(124)	—	—	13,315	(124)
Corporate bonds	—	—	4,937	(63)	4,937	(63)
Total securities held to maturity	$13,821	$(126)	$4,937	$(63)	$18,758	$(189)

At June 30, 2017, the Bank’s security portfolio consisted of 181 securities, 45 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.5 million at June 30, 2017. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2017	December 31, 2016

Carrying amount	$182,185	$231,695
Fair value	182,300	231,891

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

Consumer Loans Held for Sale, at Fair Value

During the second quarter of 2016, RCS initiated an installment loan program, in which the Company sells 100% of the receivables approximately 21 days after origination.  The Company carries these loans at fair value, with the loans marked to market on a monthly basis and changes in fair value reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$3,679	$415	$2,198	$—
Origination of consumer loans held for sale	19,542	13,242	31,781	13,657
Proceeds from the sale of consumer loans held for sale	(20,089)	(6,958)	(30,872)	(6,958)
Net gain on sale of consumer loans held for sale	103	127	128	127
Balance, end of period	$3,235	$6,826	$3,235	$6,826

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale its line-of-credit product and its credit card product. The Bank sells 90% of the balances generated through these products within two business days of loan origination and retains a 10% interest. The line-of-credit product represents the substantial majority of activity in consumer loans held for sale and carried at the lower of cost or fair value.  Any gains or losses on the sale of RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$1,420	$566	$1,310	$514
Origination of consumer loans held for sale	128,496	71,717	243,182	115,370
Proceeds from the sale of consumer loans held for sale	(128,576)	(71,441)	(244,234)	(115,474)
Net gain on sale of consumer loans held for sale	1,124	280	2,206	712
Balance, end of period	$2,464	$1,122	$2,464	$1,122

5. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

(in thousands)	June 30, 2017	December 31, 2016

Traditional Banking:
Residential real estate:
Owner occupied	$961,405	$1,000,148
Owner occupied - correspondent*	129,792	149,028
Nonowner occupied	172,684	156,605
Commercial real estate	1,104,026	1,060,496
Construction & land development	137,877	119,650
Commercial & industrial	314,433	259,026
Lease financing receivables	14,371	13,614
Home equity	344,946	341,285
Consumer:
Credit cards	17,879	13,414
Overdrafts	902	803
Automobile loans	59,921	52,579
Other consumer	15,344	19,744
Total Traditional Banking	3,273,580	3,186,392
Warehouse lines of credit*	600,630	585,439
Total Core Banking	3,874,210	3,771,831

Republic Processing Group*:
Commercial & industrial	—	6,695
Consumer:
Easy Advances	—	—
Republic Credit Solutions	42,110	32,252
Total Republic Processing Group	42,110	38,947

Total loans**	3,916,320	3,810,778
Allowance for loan and lease losses	(37,898)	(32,920)

Total loans, net	$3,878,422	$3,777,858

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016

Contractually receivable	$3,920,955	$3,816,086
Unearned income(1)	(1,113)	(1,050)
Unamortized premiums(2)	1,394	1,838
Unaccreted discounts(3)	(8,563)	(9,397)
Net unamortized deferred origination fees and costs(4)	3,647	3,301
Carrying value of loans	$3,916,320	$3,810,778

(1)	Unearned income relates to lease financing receivables.
(2)	Premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and predominately relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

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

The following table reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Residential real estate:
Owner occupied - correspondent*	$1,432	$23,043	$2,656	$43,564
Consumer:
Other consumer*	—	1,756	—	4,422
Total purchased loans	$1,432	$24,799	$2,656	$47,986

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

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 Cornerstone acquisition:

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90-days-or-more when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016

Contractually-required principal	$14,693	$15,587
Non-accretable amount	(1,787)	(1,713)
Accretable amount	(3,333)	(3,600)
Carrying value of loans	$9,573	$10,274

The following table presents a rollforward of the accretable amount on all PCI loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$(3,409)	$(3,853)	$(3,600)	$(4,125)
Transfers between non-accretable and accretable*	(15)	(23)	75	(478)
Net accretion into interest income on loans, including loan fees	91	170	192	897
Generated from acquisition of Cornerstone Bancorp, Inc. (recasted)	—	(381)	—	(381)
Balance, end of period	$(3,333)	$(4,087)	$(3,333)	$(4,087)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of June 30, 2017 and December 31, 2016, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016:

June 30, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$20,553	$12,642	$—	$181	$1,741	$35,117
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	869	1,058	—	513	—	2,440
Commercial real estate	1,087,153	5,960	3,984	—	6,929	—	1,104,026
Construction & land development	137,128	—	749	—	—	—	137,877
Commercial & industrial	313,293	669	449	—	22	—	314,433
Lease financing receivables	14,371	—	—	—	—	—	14,371
Home equity	—	83	2,158	—	92	95	2,428
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	99	—	—	—	99
Other consumer	—	—	108	—	—	—	108
Total Traditional Banking	1,551,945	28,134	21,247	—	7,737	1,836	1,610,899
Warehouse lines of credit	600,630	—	—	—	—	—	600,630
Total Core Banking	2,152,575	28,134	21,247	—	7,737	1,836	2,211,529

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	302	—	—	—	302
Total Republic Processing Group	—	—	302	—	—	—	302

Total rated loans	$2,152,575	$28,134	$21,549	$—	$7,737	$1,836	$2,211,831

December 31, 2016		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$21,344	$13,117	$—	$218	$2,267	$36,946
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	656	1,115	—	523	—	2,294
Commercial real estate	1,042,137	7,086	4,224	—	7,049	—	1,060,496
Construction & land development	118,769	90	791	—	—	—	119,650
Commercial & industrial	257,579	1,270	154	—	23	—	259,026
Lease financing receivables	13,614			—	—	—	13,614
Home equity	—	256	1,763	—	94	99	2,212
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—
Other consumer	—	—	166	—	1	—	167
Total Traditional Banking	1,432,099	30,702	21,330	—	7,908	2,366	1,494,405
Warehouse lines of credit	585,439	—	—	—	—	—	585,439
Total Core Banking	2,017,538	30,702	21,330	—	7,908	2,366	2,079,844

Republic Processing Group:
Commercial & industrial	6,695	—	—	—	—	—	6,695
Consumer:
Easy Advances	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	82	—	—	—	82
Total Republic Processing Group	6,695	—	82	—	—	—	6,777

Total rated loans	$2,024,233	$30,702	$21,412	$—	$7,908	$2,366	$2,086,621

* The above tables exclude all non-classified or non-rated residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (“Allowance”) by loan class follows:

	Allowance Rollforward
	Three Months Ended June 30,
	2017					2016
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$7,071	$(288)	$(108)	$65	$6,740	$8,049	$(160)	$(73)	$77	$7,893
Owner occupied - correspondent	353	(29)	—	—	324	607	(15)	—	—	592
Nonowner occupied	1,198	42	(3)	—	1,237	1,095	(51)	—	8	1,052
Commercial real estate	7,898	449	—	21	8,368	7,678	48	—	79	7,805
Construction & land development	2,233	274	—	1	2,508	1,348	(16)	—	—	1,332
Commercial & industrial	1,488	193	—	1	1,682	1,384	387	(330)	—	1,441
Lease financing receivables	145	6	—	—	151	97	18	—	—	115
Home equity	3,831	(21)	(91)	68	3,787	3,054	(67)	(49)	78	3,016
Consumer:
Credit cards	506	93	(21)	10	588	466	37	(50)	3	456
Overdrafts	641	337	(227)	55	806	450	489	(171)	56	824
Automobile loans	563	84	(7)	—	640	145	135	—	1	281
Other consumer	825	321	(306)	78	918	648	(7)	(131)	75	585
Total Traditional Banking	26,752	1,461	(763)	299	27,749	25,021	798	(804)	377	25,392
Warehouse lines of credit	1,238	264	—	—	1,502	985	480	—	—	1,465
Total Core Banking	27,990	1,725	(763)	299	29,251	26,006	1,278	(804)	377	26,857

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	7,741	(721)	(7,261)	241	—	3,169	(354)	(3,069)	254	—
Refund Anticipation Loans	—	(17)	—	17	—	—	(43)	—	43	—
Republic Credit Solutions	6,631	4,074	(2,251)	193	8,647	2,300	933	(874)	92	2,451
Total Republic Processing Group	14,372	3,336	(9,512)	451	8,647	5,469	536	(3,943)	389	2,451

Total	$42,362	$5,061	$(10,275)	$750	$37,898	$31,475	$1,814	$(4,747)	$766	$29,308

	Allowance Rollforward
	Six Months Ended June 30,
	2017					2016
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$7,158	$(431)	$(111)	$124	$6,740	$8,301	$(298)	$(261)	$151	$7,893
Owner occupied - correspondent	373	(49)	—	—	324	623	(31)	—	—	592
Nonowner occupied	1,139	112	(14)	—	1,237	1,052	(8)	—	8	1,052
Commercial real estate	8,078	252	—	38	8,368	7,672	68	(41)	106	7,805
Construction & land development	1,850	657	—	1	2,508	1,303	53	(44)	20	1,332
Commercial & industrial	1,511	149	—	22	1,682	1,455	312	(330)	4	1,441
Lease financing receivables	136	15	—	—	151	89	26	—	—	115
Home equity	3,757	48	(95)	77	3,787	2,996	—	(84)	104	3,016
Consumer:
Credit cards	490	131	(48)	15	588	448	58	(62)	12	456
Overdrafts	675	420	(411)	122	806	351	673	(332)	132	824
Automobile loans	526	120	(7)	1	640	56	224	—	1	281
Other consumer	771	504	(536)	179	918	479	201	(262)	167	585
Total Traditional Banking	26,464	1,928	(1,222)	579	27,749	24,825	1,278	(1,416)	705	25,392
Warehouse lines of credit	1,464	38	—	—	1,502	967	498	—	—	1,465
Total Core Banking	27,928	1,966	(1,222)	579	29,251	25,792	1,776	(1,416)	705	26,857

Republic Processing Group:
Commercial & industrial	25	(25)	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	7,880	(8,121)	241	—	—	3,220	(3,474)	254	—
Refund Anticipation Loans	—	(252)	—	252	—	—	(290)	—	290	—
Republic Credit Solutions	4,967	7,843	(4,536)	373	8,647	1,699	2,294	(1,720)	178	2,451
Total Republic Processing Group	4,992	15,446	(12,657)	866	8,647	1,699	5,224	(5,194)	722	2,451

Total	$32,920	$17,412	$(13,879)	$1,445	$37,898	$27,491	$7,000	$(6,610)	$1,427	$29,308

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Loans on nonaccrual status*	$15,467	$15,892
Loans past due 90-days-or-more and still on accrual**	335	167

Total nonperforming loans	15,802	16,059
Other real estate owned	300	1,391
Total nonperforming assets	$16,102	$17,450

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.40%	0.42%
Nonperforming assets to total loans (including OREO)	0.41	0.46
Nonperforming assets to total assets	0.32	0.36

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.40%	0.42%
Nonperforming assets to total loans (including OREO)	0.41	0.46
Nonperforming assets to total assets	0.32	0.36

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Traditional Banking:
Residential real estate:
Owner occupied	$9,894	$10,955	$—	$—
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	790	852	—	—
Commercial real estate	2,613	2,725	—	—
Construction & land development	71	77	—	—
Commercial & industrial	449	154	—	—
Lease financing receivables	—	—	—	—
Home equity	1,498	1,069	4	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	99	—	—	—
Other consumer	53	60	29	85
Total Traditional Banking	15,467	15,892	33	85
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,467	15,892	33	85

Republic Processing Group:
Commercial & industrial	—	—	—	—
Consumer:
Easy Advances	—	—	—	—
Republic Credit Solutions	—	—	302	82
Total Republic Processing Group	—	—	302	82

Total	$15,467	$15,892	$335	$167

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,744	$566	$1,410	$3,720	$957,685	$961,405
Owner occupied - correspondent	—	—	—	—	129,792	129,792
Nonowner occupied	58	—	26	84	172,600	172,684
Commercial real estate	269	244	492	1,005	1,103,021	1,104,026
Construction & land development	—	—	—	—	137,877	137,877
Commercial & industrial	154	300	—	454	313,979	314,433
Lease financing receivables	—	—	—	—	14,371	14,371
Home equity	432	84	628	1,144	343,802	344,946
Consumer:
Credit cards	54	11	—	65	17,814	17,879
Overdrafts	192	—	—	192	710	902
Automobile loans	—	25	26	51	59,870	59,921
Other consumer	48	52	29	129	15,215	15,344
Total Traditional Banking	2,951	1,282	2,611	6,844	3,266,736	3,273,580
Warehouse lines of credit	—	—	—	—	600,630	600,630
Total Core Banking	2,951	1,282	2,611	6,844	3,867,366	3,874,210

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—
Consumer:
Easy Advances	—	—	—	—	—	—
Republic Credit Solutions	1,502	365	302	2,169	39,941	42,110
Total Republic Processing Group	1,502	365	302	2,169	39,941	42,110

Total	$4,453	$1,647	$2,913	$9,013	$3,907,307	$3,916,320
Delinquency ratio***	0.11%	0.04%	0.07%	0.23%

*All loans past due 90-days-or-more, excluding PCI loans and small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,696	$337	$2,521	$4,554	$995,594	$1,000,148
Owner occupied - correspondent	—	—	—	—	149,028	149,028
Nonowner occupied	—	—	46	46	156,559	156,605
Commercial real estate	8	—	417	425	1,060,071	1,060,496
Construction & land development	—	—	—	—	119,650	119,650
Commercial & industrial	342	—	—	342	258,684	259,026
Lease financing receivables	—	—	—	—	13,614	13,614
Home equity	316	160	494	970	340,315	341,285
Consumer:
Credit cards	14	4	—	18	13,396	13,414
Overdrafts	159	1	1	161	642	803
Automobile loans	—	—	—	—	52,579	52,579
Other consumer	114	106	85	305	19,439	19,744
Total Traditional Banking	2,649	608	3,564	6,821	3,179,571	3,186,392
Warehouse lines of credit	—	—	—	—	585,439	585,439
Total Core Banking	2,649	608	3,564	6,821	3,765,010	3,771,831

Republic Processing Group:
Commercial & industrial	—	—	—	—	6,695	6,695
Consumer:
Easy Advances	—	—	—	—	—	—
Republic Credit Solutions	1,751	304	82	2,137	30,115	32,252
Total Republic Processing Group	1,751	304	82	2,137	36,810	38,947

Total	$4,400	$912	$3,646	$8,958	$3,801,820	$3,810,778
Delinquency ratio***	0.12%	0.02%	0.10%	0.24%

*All loans past due 90-days-or-more, excluding PCI loans and small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2017	December 31, 2016

Loans with no allocated Allowance	$20,344	$21,416
Loans with allocated Allowance	26,794	31,268

Total impaired loans	$47,138	$52,684

Amount of the Allowance	$4,484	$4,925

Approximately $2 million and $4 million of impaired loans at June 30, 2017 and December 31, 2016 were PCI loans. Approximately $1 million and $3 million of impaired loans at June 30, 2017 and December 31, 2016 were formerly PCI loans that became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method:

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
June 30, 2017	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Traditional Banking:
Residential real estate:
Owner occupied	$3,017	$3,573	$150	$—	$6,740	$30,700	$928,783	$1,741	$181	$961,405
Owner occupied - correspondent	—	324	—	—	324	—	129,792	—	—	129,792
Nonowner occupied	58	1,172	7	—	1,237	1,760	170,411	262	251	172,684
Commercial real estate	295	8,036	37	—	8,368	8,857	1,088,240	145	6,784	1,104,026
Construction & land development	95	2,413	—	—	2,508	749	137,128	—	—	137,877
Commercial & industrial	149	1,533	—	—	1,682	493	313,918	—	22	314,433
Lease financing receivables	—	151	—	—	151	—	14,371	—	—	14,371
Home equity	510	3,182	95	—	3,787	2,158	342,601	95	92	344,946
Consumer:
Credit cards	—	588	—	—	588	—	17,879	—	—	17,879
Overdrafts	—	806	—	—	806	—	902	—	—	902
Automobile loans	33	607	—	—	640	99	59,822	—	—	59,921
Other consumer	38	880	—	—	918	79	15,265	—	—	15,344
Total Traditional Banking	4,195	23,265	289	—	27,749	44,895	3,219,112	2,243	7,330	3,273,580
Warehouse lines of credit	—	1,502	—	—	1,502	—	600,630	—	—	600,630
Total Core Banking	4,195	24,767	289	—	29,251	44,895	3,819,742	2,243	7,330	3,874,210

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	—	8,647	—	—	8,647	—	42,110	—	—	42,110
Total Republic Processing Group	—	8,647	—	—	8,647	—	42,110	—	—	42,110

Total	$4,195	$33,414	$289	$—	$37,898	$44,895	$3,861,852	$2,243	$7,330	$3,916,320

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
December 31, 2016	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Traditional Banking:
Residential real estate:
Owner occupied	$3,203	$3,797	$158	$—	$7,158	$31,908	$965,755	$2,297	$188	$1,000,148
Owner occupied - correspondent	—	373	—	—	373	—	149,028	—	—	149,028
Nonowner occupied	65	1,067	7	—	1,139	1,601	154,481	268	255	156,605
Commercial real estate	532	7,501	45	—	8,078	11,769	1,041,678	1,164	5,885	1,060,496
Construction & land development	120	1,730	—	—	1,850	882	118,768	—	—	119,650
Commercial & industrial	227	1,284	—	—	1,511	686	258,317	—	23	259,026
Lease financing receivables	—	136	—	—	136	—	13,614	—	—	13,614
Home equity	433	3,225	99	—	3,757	1,929	339,163	99	94	341,285
Consumer:
Credit cards	—	490	—	—	490	—	13,414	—	—	13,414
Overdrafts	—	675	—	—	675	—	803	—	—	803
Automobile loans	—	526	—	—	526	—	52,579	—	—	52,579
Other consumer	36	735	—	—	771	81	19,662	—	1	19,744
Total Traditional Banking	4,616	21,539	309	—	26,464	48,856	3,127,262	3,828	6,446	3,186,392
Warehouse lines of credit	—	1,464	—	—	1,464	—	585,439	—	—	585,439
Total Core Banking	4,616	23,003	309	—	27,928	48,856	3,712,701	3,828	6,446	3,771,831

Republic Processing Group:
Commercial & industrial	—	25	—	—	25	—	6,695	—	—	6,695
Consumer:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	—	4,967	—	—	4,967	—	32,252	—	—	32,252
Total Republic Processing Group	—	4,992	—	—	4,992	—	38,947	—	—	38,947

Total	$4,616	$27,995	$309	$—	$32,920	$48,856	$3,751,648	$3,828	$6,446	$3,810,778

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017			June 30, 2017
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$12,651	$11,712	$—	$11,802	$48	$—	$12,380	$95	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	1,576	1,542	—	1,477	7	—	1,293	14	—
Commercial real estate	5,812	4,635	—	4,702	20	—	5,235	40	—
Construction & land development	598	598	—	537	7	—	507	15	—
Commercial & industrial	344	344	—	200	1	—	136	2	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,578	1,472	—	1,443	6	—	1,434	13	—
Consumer	41	41	—	41	—	—	43	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	20,800	20,729	3,167	20,780	178	—	21,314	357	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	480	480	65	483	6	—	620	11	—
Commercial real estate	4,367	4,367	332	5,229	49	—	6,579	95	—
Construction & land development	151	151	95	273	1	—	342	2	—
Commercial & industrial	149	149	149	150	—	—	274	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	821	781	605	826	5	—	698	9	—
Consumer	137	137	71	114	—	—	76	—	—
Total impaired loans	$49,505	$47,138	$4,484	$48,057	$328	$—	$50,931	$653	$—

	As of			Three Months Ended			Six Months Ended
	December 31, 2016			June 30, 2016			June 30, 2016
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allowance	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$13,727	$12,629	$—	$13,481	$30	$—	$13,406	$61	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,399	1,376	—	1,475	1	—	1,626	3	—
Commercial real estate	6,610	5,536	—	7,157	92	—	7,019	199	—
Construction & land development	476	476	—	476	5	—	1,007	10	—
Commercial & industrial	67	67	—	158	2	—	111	4	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,358	1,287	—	1,924	6	—	1,978	12	—
Consumer	45	45	—	94	—	—	77	—	—
Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	21,595	21,576	3,361	23,808	211	—	24,488	422	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	491	493	73	841	7	—	963	16	—
Commercial real estate	7,397	7,397	577	9,254	115	—	9,670	232	—
Construction & land development	405	406	120	431	5	—	504	10	—
Commercial & industrial	619	619	227	845	—	—	1,062	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	742	741	532	93	—	—	138	—	—
Consumer	37	36	35	44	—	—	43	—	—
Total impaired loans	$54,968	$52,684	$4,925	$60,081	$474	$—	$62,092	$969	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2017 and December 31, 2016, $8 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	66	$5,733	198	$21,682	264	$27,415
Commercial real estate	6	2,327	12	6,034	18	8,361
Construction & land development	1	71	3	678	4	749
Commercial & industrial	1	149	1	44	2	193
Total troubled debt restructurings	74	$8,280	214	$28,438	288	$36,718

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	79	$7,199	198	$21,554	277	$28,753
Commercial real estate	6	2,430	17	8,835	23	11,265
Construction & land development	1	77	4	804	5	881
Commercial & industrial	1	154	2	533	3	687
Total troubled debt restructurings	87	$9,860	221	$31,726	308	$41,586

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2017 and December 31, 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$7	1	$476	2	$483
Rate reduction	148	17,824	50	5,471	198	23,295
Principal deferral	12	1,254	2	124	14	1,378
Legal modification	17	791	33	1,468	50	2,259
Total residential TDRs	178	19,876	86	7,539	264	27,415

Commercial related and construction/land development loans:
Interest only payments	3	893	1	388	4	1,281
Rate reduction	7	4,032	2	221	9	4,253
Principal deferral	6	1,831	5	1,938	11	3,769
Total commercial TDRs	16	6,756	8	2,547	24	9,303
Total troubled debt restructurings	194	$26,632	94	$10,086	288	$36,718

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$155	1	$493	3	$648
Rate reduction	148	18,125	57	6,213	205	24,338
Principal deferral	7	616	7	306	14	922
Legal modification	17	806	38	2,039	55	2,845
Total residential TDRs	174	19,702	103	9,051	277	28,753

Commercial related and construction/land development loans:
Interest only payments	5	2,666	1	413	6	3,079
Rate reduction	8	4,769	2	228	10	4,997
Principal deferral	10	2,737	5	2,020	15	4,757
Total commercial TDRs	23	10,172	8	2,661	31	12,833
Total troubled debt restructurings	197	$29,874	111	$11,712	308	$41,586

As of June 30, 2017 and December 31, 2016, 73% and 72% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $3 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of June 30, 2017 and December 31, 2016. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at June 30, 2017 or December 31, 2016.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2017 and 2016 that were modified during the three months ended June 30, 2017 and 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	220	—	—	1	220
Principal deferral	2	810	—	—	2	810
Legal modification	1	11	—	—	1	11
Total residential TDRs	4	1,041	—	—	4	1,041

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	4	$1,041	—	$—	4	$1,041

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	133	2	98	3	231
Principal deferral	—	—	—	—	—	—
Legal modification	—	—	—	—	—	—
Total residential TDRs	1	133	2	98	3	231

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	1	$133	2	$98	3	$231

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2017 and 2016, 100% and 58% of the Bank’s TDRs that occurred during the second quarters of 2017 and 2016 were performing according to their modified terms. The Bank provided approximately $30,000 and $29,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the second quarters of 2017 and 2016.

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2017 and 2016.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2017 and 2016 that were modified during the six months ended June 30, 2017 and 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	2	379	—	—	2	379
Principal deferral	2	810	—	—	2	810
Legal modification	1	11	—	—	1	11
Total residential TDRs	5	1,200	—	—	5	1,200

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	5	$1,200	—	$—	5	$1,200

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	3	187	3	153	6	340
Principal deferral	—	—	—	—	—	—
Legal modification	2	88	2	78	4	166
Total residential TDRs	5	275	5	231	10	506
Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	5	$275	5	$231	10	$506

As of June 30, 2017 and 2016, 100% and 54% of the Bank’s TDRs that occurred during the first six months of 2017 and 2016 were performing according to their modified terms. The Bank provided approximately $65,000 and $45,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first six months of 2017 and 2016.

There was no significant change between the pre and post modification loan balances for the six months ending June 30, 2017 and 2016.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of June 30, 2017 and 2016 and for which there was a payment default during the three and/or six months ended June 30, 2017 and 2016.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	—	$—	1	$94	—	$—	5	$258
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	2	140
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	—	—	1	4	—	—	1	4
Consumer	—	—	—	—	—	—	—	—

Total	—	$—	2	$98	—	$—	8	$402

Foreclosures

The following table presents the carrying amount of foreclosed properties held at June 30, 2017 and December 31, 2016 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2017	December 31, 2016

Residential real estate	$300	$1,391

Total other real estate owned	$300	$1,391

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,179	$1,677

Easy Advances

The Company’s RPG segment offered its EA product through the TRS division during the first two months of 2017 and 2016.  The Company based its provision for loss for EAs primarily on prior year IRS funding patterns.

Additional information regarding EAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016

Easy Advances originated	$—	$—	$328,523	$123,230
Net Charge (Credit) to the Provision for Easy Advances	(721)	(354)	7,880	3,220
Provision to total Easy Advances originated	NA	NA	2.40%	2.61%
Easy Advances net charge-offs	$7,020	$2,815	$7,880	$3,220
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	2.40%	2.61%

NA – Not applicable

6. DEPOSITS

Ending deposit balances at June 30, 2017 and December 31, 2016 were as follows:

(in thousands)	June 30, 2017	December 31, 2016

Core Bank:
Demand	$910,579	$872,709
Money market accounts	540,005	541,622
Brokered money market accounts	136,616	360,597
Savings	178,890	164,410
Individual retirement accounts*	45,475	42,642
Time deposits, $250 and over*	61,662	37,200
Other certificates of deposit*	159,484	140,894
Brokered certificates of deposit*	38,186	28,666
Total Core Bank interest-bearing deposits	2,070,897	2,188,740
Total Core Bank noninterest-bearing deposits	1,005,668	943,459
Total Core Bank deposits	3,076,565	3,132,199

Republic Processing Group ("RPG"):
Money market accounts	1,404	—
Total RPG interest-bearing deposits	1,404	—

Brokered prepaid card deposits	1,035	15
Other noninterest-bearing deposits	54,934	28,478
Total RPG noninterest-bearing deposits	55,969	28,493
Total RPG deposits	57,373	28,493

Total deposits	$3,133,938	$3,160,692

*Represents a time deposit.

The following table summarizes deposits acquired in the Company’s May 17, 2016 Cornerstone acquisition, finalized as of October 1, 2016:

	May 17, 2016
(in thousands)	Contractual Principal	Fair Value Adjustment	Acquisition-Day Fair Value

Demand	$59,507	$—	$59,507
Money market accounts	53,773	—	53,773
Savings	12,352	—	12,352
Individual retirement accounts*	3,897	13	3,910
Time deposits, $250 and over*	3,385	12	3,397
Other certificates of deposit*	19,343	67	19,410

Total interest-bearing deposits	152,257	92	152,349
Total noninterest-bearing deposits	52,908	—	52,908

Total deposits	$205,165	$92	$205,257

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

At June 30, 2017 and December 31, 2016, all securities sold under agreements to repurchase had overnight maturities. Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Outstanding balance at end of period	$113,334	$173,473
Weighted average interest rate at end of period	0.38%	0.05%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$55,812	$116,025
Mortgage backed securities - residential	57,295	45,894
Collateralized mortgage obligations	43,485	41,155
Total securities pledged	$156,592	$203,074

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016

Average outstanding balance during the period	$179,594	$267,574	$198,896	$337,636
Average interest rate during the period	0.33%	0.02%	0.17%	0.02%
Maximum outstanding at any month end during the period	$156,339	$263,228	$183,709	$367,373

8. FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2017 and December 31, 2016, FHLB advances were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Overnight advances	$625,000	$285,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due in December 2017	10,000	10,000
Fixed interest rate advances	367,500	457,500
Putable fixed interest rate advances	—	50,000
Total FHLB advances	$1,002,500	$802,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2017 and December 31, 2016, Republic had available borrowing capacity of $96 million and $378 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of June 30, 2017 and December 31, 2016.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2017 (Overnight)	$625,000	1.17%
2017 (Term)	40,000	1.36
2018	117,500	1.53
2019	100,000	1.80
2020	90,000	1.81
2021	20,000	1.86
2022	—	—
Thereafter	10,000	2.14
Total	$1,002,500	1.36

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Outstanding balance at end of period	$625,000	$285,000
Weighted average interest rate at end of period	1.17%	0.64%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016

Average outstanding balance during the period	$114,121	$128,846	$111,740	$68,352
Average interest rate during the period	1.06%	0.40%	0.88%	0.40%
Maximum outstanding at any month end during the period	$625,000	$495,000	$625,000	$495,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2017	December 31, 2016

First lien, single family residential real estate	$1,136,031	$1,172,161
Home equity lines of credit	310,459	300,681
Multi-family commercial real estate	—	14,913

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2017	December 31, 2016

Unused warehouse lines of credit	$474,370	$453,110
Unused home equity lines of credit	357,497	341,434
Unused loan commitments - other	683,199	560,629
Commitments to purchase loans*	1,154	3,176
Standby letters of credit	12,500	15,568
Total commitments	$1,528,720	$1,373,917

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

The Company acquired its TRUP investment in November 2015 and considered the most recent bid price for the same instrument to approximate market value at June 30, 2017. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at June 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$269,585	$—	$269,585
Private label mortgage backed security	—	—	4,540	4,540
Mortgage backed securities - residential	—	90,455	—	90,455
Collateralized mortgage obligations	—	78,404	—	78,404
Freddie Mac preferred stock	—	337	—	337
Community Reinvestment Act mutual fund	2,479	—	—	2,479
Corporate bonds	—	15,272	—	15,272
Trust preferred security	—	—	3,453	3,453
Total securities available for sale	$2,479	$454,053	$7,993	$464,525

Mortgage loans held for sale	$—	$6,057	$—	$6,057
Consumer loans held for sale	—	—	3,235	3,235
Rate lock loan commitments	—	582	—	582
Interest rate swap agreements	—	432	—	432

Financial liabilities:
Mandatory forward contracts	$—	$48	$—	$48
Interest rate swap agreements	—	777	—	777

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$294,544	$—	$294,544
Private label mortgage backed security	—	—	4,777	4,777
Mortgage backed securities - residential	—	73,004	—	73,004
Collateralized mortgage obligations	—	87,654	—	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Corporate bonds	—	15,158	—	15,158
Trust preferred security	—	—	3,200	3,200
Total securities available for sale	$2,455	$470,843	$7,977	$481,275

Mortgage loans held for sale	$—	$11,662	$—	$11,662
Consumer loans held for sale	—	—	2,198	2,198
Rate lock loan commitments	—	299	—	299
Mandatory forward contracts	—	204	—	204
Interest rate swap agreements	—	305	—	305

Financial liabilities:
Interest rate swap agreements	$—	$597	$—	597

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2017 and 2016.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$4,682	$4,983	$4,777	$5,132
Total gains or losses included in earnings:
Net change in unrealized gain	101	1	154	(148)
Principal paydowns	(243)	(38)	(391)	(38)
Balance, end of period	$4,540	$4,946	$4,540	$4,946

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

The following tables present quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security at June 30, 2017 and December 31, 2016:

	Fair	Valuation
June 30, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,540	Discounted cash flow	(1) Constant prepayment rate	3.0% - 6.5%

			(2) Probability of default	3.0% - 8.0%

			(3) Loss severity	60% - 85%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,777	Discounted cash flow	(1) Constant prepayment rate	2.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$3,200	$3,400	$3,200	$3,405
Total gains or losses included in earnings:
Discount accretion	11	11	22	22
Net change in unrealized loss	242	(261)	231	(277)
Balance, end of period	$3,453	$3,150	$3,453	$3,150

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	June 30, 2017	December 31, 2016

Aggregate fair value	$6,057	$11,662
Contractual balance	5,852	11,568
Unrealized gain	205	94

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2017 and 2016 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Interest income	$86	$40	$153	$72
Change in fair value	118	39	111	98
Total included in earnings	$204	$79	$264	$170

Consumer Loans Held for Sale

During 2016, RCS initiated an installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2017 and 2016.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016 is included in Footnote 4 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans as of June 30, 2017 and December 31, 2016:

	Fair	Valuation
June 30, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,235	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,198	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of June 30, 2017 and December 31, 2016 the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, was as follows:

(in thousands)	June 30, 2017	December 31, 2016

Aggregate fair value	$3,235	$2,198
Contractual balance	3,063	2,084
Unrealized gain	172	114

The total amount of net gains from changes in fair value included in earnings for the three and six months ended June 30, 2017 and 2016 for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Interest income	$322	$161	$508	$161
Change in fair value	(24)	362	58	362
Total included in earnings	$298	$523	$566	$523

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,359	$4,359
Nonowner occupied	—	—	38	38
Commercial real estate	—	—	2,382	2,382
Home equity	—	—	642	642
Total impaired loans*	$—	$—	$7,421	$7,421

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,787	$4,787
Nonowner occupied	—	—	8	8
Commercial real estate	—	—	2,643	2,643
Home equity	—	—	426	426
Total impaired loans*	$—	$—	$7,864	$7,864

Other real estate owned:
Residential real estate	$—	$—	$400	$400
Total other real estate owned	$—	$—	$400	$400

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,359	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$38	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 45% (18%)

Impaired loans - commercial real estate	$997	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 23% (4%)

Impaired loans - commercial real estate	$1,385	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$642	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 71% (18%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,787	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$8	Sales comparison approach	Adjustments determined for differences between comparable sales	0% (0%)

Impaired loans - commercial real estate	$1,214	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 49% (30%)

Impaired loans - commercial real estate	$1,429	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$426	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (16%)

Other real estate owned - residential real estate	$400	Sales comparison approach	Adjustments determined for differences between comparable sales	17% (17%)

Impaired Loans

Collateral-dependent impaired loans are generally measured for impairment using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals or BPOs on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as-necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the valuation amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal or BPO is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old valuation to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Impaired collateral-dependent loans are as follows:

(in thousands)	June 30, 2017	December 31, 2016

Carrying amount of loans measured at fair value	$6,652	$6,963
Estimated selling costs considered in carrying amount	843	936
Valuation allowance	(74)	(35)
Total fair value	$7,421	$7,864

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Provisions on collateral-dependent, impaired loans	$118	$47	$190	$92

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	June 30, 2017	December 31, 2016

Other real estate owned carried at fair value	$—	$400
Other real estate owned carried at cost	300	991
Total carrying value of other real estate owned	$300	$1,391

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Other real estate owned write-downs during the period	$9	$—	$79	$—

The carrying amounts and estimated fair values of all financial instruments at June 30, 2017 and December 31, 2016 follows:

		Fair Value Measurements at
		June 30, 2017:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$332,695	$332,695	$—	$—	$332,695
Securities available for sale	464,525	2,479	454,053	7,993	464,525
Securities held to maturity	61,159	—	61,594	—	61,594
Mortgage loans held for sale, at fair value	6,057	—	6,057	—	6,057
Consumer loans held for sale, at fair value	3,235	—	—	3,235	3,235
Consumer loans held for sale, at the lower of cost or fair value	2,464	—	2,464	—	2,464
Loans, net	3,878,422	—	—	3,858,270	3,858,270
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	10,575	—	10,575	—	10,575

Liabilities:
Noninterest-bearing deposits	$1,061,637	—	$1,061,637	—	$1,061,637
Transaction deposits	1,767,494	—	1,767,494	—	1,767,494
Time deposits	304,807	—	303,846	—	303,846
Securities sold under agreements to repurchase and other short-term borrowings	113,334	—	113,334	—	113,334
Federal Home Loan Bank advances	1,002,500	—	998,996	—	998,996
Subordinated note	41,240	—	32,469	—	32,469
Accrued interest payable	842	—	842	—	842

		Fair Value Measurements at
		December 31, 2016:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$289,309	$289,309	$—	$—	$289,309
Securities available for sale	481,275	2,455	470,843	7,977	481,275
Securities held to maturity	52,864	—	53,249	—	53,249
Mortgage loans held for sale, at fair value	11,662	—	11,662	—	11,662
Consumer loans held for sale, at fair value	2,198	—	—	2,198	2,198
Consumer loans held for sale, at the lower of cost or fair value	1,310	—	1,310	—	1,310
Loans, net	3,777,858	—	—	3,757,698	3,757,698
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	10,356	—	10,356	—	10,356

Liabilities:
Noninterest-bearing deposits	$971,952	—	$971,952	—	$971,952
Transaction deposits	1,939,338	—	1,939,338	—	1,939,338
Time deposits	249,417	—	248,684	—	248,684
Securities sold under agreements to repurchase and other short-term borrowings	173,473	—	173,473	—	173,473
Federal Home Loan Bank advances	802,500	—	798,594	—	798,594
Subordinated note	41,240	—	30,821	—	30,821
Accrued interest payable	948	—	948	—	948

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

11. MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$5,193	$7,148	$11,662	$4,083
Origination of mortgage loans held for sale	42,531	58,795	75,776	95,787
Proceeds from the sale of mortgage loans held for sale	(42,946)	(55,128)	(83,637)	(90,150)
Net gain on sale of mortgage loans held for sale	1,279	1,465	2,256	2,560
Balance, end of period	$6,057	$12,280	$6,057	$12,280

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Net gain realized on sale of mortgage loans held for sale	$1,173	$1,266	$2,114	$2,107
Net change in fair value recognized on loans held for sale	118	39	111	98
Net change in fair value recognized on rate lock loan commitments	(36)	260	283	535
Net change in fair value recognized on forward contracts	23	(100)	(252)	(180)
Net gain recognized	1,278	1,465	2,256	2,560

Loan servicing income	528	473	1,063	944
Amortization of mortgage servicing rights	(361)	(378)	(714)	(683)
Net servicing income recognized	167	95	349	261
Total Mortgage Banking income	$1,445	$1,560	$2,605	$2,821

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$5,158	$4,891	$5,180	$4,912
Additions	361	485	692	769
Amortized to expense	(361)	(378)	(714)	(683)
Balance, end of period	$5,158	$4,998	$5,158	$4,998

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and six months ended June 30, 2017 and 2016.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Fair value of mortgage servicing rights portfolio	$7,761	$7,478
Monthly weighted average prepayment rate of unpaid principal balance*	197%	158%
Discount rate	10%	13%
Weighted average default rate	3.90%	1.50%
Weighted average life in years	5.56	6.75

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

The following table includes the notional amounts and fair values of mortgage loans held for sale at fair value and mortgage banking derivatives as of the period ends presented:

	June 30, 2017		December 31, 2016
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$5,852	$6,057	$11,568	$11,662

Included in other assets:
Rate lock loan commitments	$32,110	$582	$19,521	$299
Mandatory forward contracts	—	—	25,618	204

Included in other liabilities:
Mandatory forward contracts	$36,179	$48	$—	$—

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

The following table reflects information about swaps designated as cash flow hedges as of June 30, 2017 and December 31, 2016:

					June 30, 2017		December 31, 2016
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(151)	$(98)	$(186)	$(121)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(194)	(126)	(207)	(135)
	$20,000				$(345)	$(224)	$(393)	$(256)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Interest rate swap on money market deposits	$29	$43	$63	$86
Interest rate swap on FHLB advance	29	43	61	87
Total interest expense on swap transactions	$58	$86	$124	$173

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and six months ended June 30, 2017 and 2016:

\	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Losses recognized in OCI on derivative (effective portion)	$(104)	$(219)	$(76)	$(790)

Losses reclassified from OCI on derivative (effective portion)	(58)	(86)	(124)	(173)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of existing losses reported in AOCI at June 30, 2017 expected to be reclassified into earnings within the next 12 months is $172,000.

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

A summary of the Bank’s interest rate swaps related to clients as of June 30, 2017 and December 31, 2016 is included in the following table:

		June 30, 2017		December 31, 2016
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$38,597	$299	$31,553	$156
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	38,597	(299)	31,553	(55)
Total		$77,194	$—	$63,106	$101

The Bank is required to pledge securities as collateral when the Bank is in a net loss position exceeding $250,000 for all swaps with dealer counterparties. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.2 million and $1.8 million at June 30, 2017 and December 31, 2016.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net income	$10,071	$8,340	$30,088	$26,075

Weighted average shares outstanding	21,151	20,947	20,918	20,956
Effect of dilutive securities	79	11	78	10
Average shares outstanding including dilutive securities	21,230	20,958	20,996	20,966

Basic earnings per share:
Class A Common Stock	$0.48	$0.40	$1.45	$1.26
Class B Common Stock	0.44	0.37	1.32	1.14

Diluted earnings per share:
Class A Common Stock	$0.48	$0.40	$1.45	$1.26
Class B Common Stock	0.44	0.37	1.32	1.14

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Antidilutive stock options	2,500	10,000	2,500	10,000
Average antidilutive stock options	1,166	7,500	584	8,150

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

The following table summarizes stock option activity from January 1, 2016 through June 30, 2017:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2016	323,400	$24.40
Granted	5,000	26.43
Exercised	(4,000)	20.12
Forfeited or expired	(11,800)	24.47
Outstanding, December 31, 2016	312,600	$24.49	3.77	$4,705,807

Outstanding, January 1, 2017	312,600	$24.49
Granted	2,500	35.26
Exercised	(2,000)	16.61
Forfeited or expired	(2,000)	24.93
Outstanding, June 30, 2017	311,100	$24.62	3.34	$3,446,803

Fully vested and unvested	311,100	$24.62	3.34	$3,446,803
Exercisable (vested) at June 30, 2017	—	$—	—	$—

Information related to stock options for each period follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Intrinsic value of options exercised	$—	$2	$44	$18
Cash received from options exercised, net of shares redeemed	—	25	33	80
Weighted-average fair value per share of options granted	5.61	3.27	5.61	3.27

NA - Not applicable

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2016 through June 30, 2017:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	(2,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2016	77,000	$20.02

Outstanding, January 1, 2017	77,000	$20.02
Granted	7,413	35.77
Forfeited	—	—
Earned and issued	(3,702)	35.12
Outstanding, June 30, 2017	80,711	$20.78

Fully vested and unvested	80,711	$20.78
Vested at June 30, 2017	—	$—

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

The following table summarizes PSU activity from January 1, 2016 through June 30, 2017:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	—	$—
Granted	55,000	23.13
Forfeited	—	—
Earned and issued	—	—
Outstanding, December 31, 2016	55,000	$23.13

Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	(2,500)	25.29
Earned and issued	—	—
Outstanding, June 30, 2017	52,500	$23.08

Fully vested and unvested	52,500	$23.08
Vested at June 30, 2017	—	$—

Expense Related to the 2015 Stock Incentive Plan

The Company recorded expense related to the 2015 Plan for the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Stock option expense	$63	$64	$126	$126
Restricted stock award expense	77	45	292	117
Performance stock unit expense	105	127	237	254
Total expense	$245	$236	$655	$497

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
Year Ended (in thousands)	Options	Stock Awards	Stock Units	Total

2017	$129	$151	$237	$517
2018	254	138	198	590
2019	146	35	—	181
2020	35	27	—	62
2021	3	12	—	15
2022	1	2	—	3
Total	$568	$365	$435	$1,368

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$423	$416	$1,129	$2,708
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	101	1	154	(148)
Net unrealized gains	524	417	1,283	2,560
Tax effect	(183)	(145)	(450)	(893)
Net of tax	341	272	833	1,667

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(104)	(219)	(76)	(790)
Reclassification amount for derivative losses realized in income	58	86	124	173
Net unrealized gains (losses)	(46)	(133)	48	(617)
Tax effect	16	48	(16)	216
Net of tax	(30)	(85)	32	(401)

Total other comprehensive income (loss) components, net of tax	$311	$187	$865	$1,266

Significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2017 and 2016:

		Amounts Reclassified From Accumulated
		Other Comprehensive Income
	Affected Line Items	Three Months Ended		Six Months Ended
	in the Consolidated	June 30,		June 30,
(in thousands)	Statements of Income	2017	2016	2017	2016

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(29)	(43)	$(63)	$(86)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(29)	(43)	(61)	(87)
Total derivative losses on cash flow hedges	Total interest expense	(58)	(86)	(124)	(173)
Tax effect	Income tax expense	20	30	43	61
Net of tax	Net income	$(38)	(56)	$(81)	$(112)

The following is a summary of the AOCI balances, net of tax:

		2017
(in thousands)	December 31, 2016	Change	June 30, 2017

Unrealized gain on securities available for sale	$237	$733	$970
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	706	100	806
Unrealized loss on cash flow hedge	(256)	32	(224)
Total unrealized gain	$687	$865	$1,552

		2016
(in thousands)	December 31, 2015	Change	June 30, 2016

Unrealized gain on securities available for sale	$1,727	$1,763	$3,490
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(96)	616
Unrealized loss on cash flow hedge	(390)	(401)	(791)
Total unrealized gain	$2,049	$1,266	$3,315

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

As of June 30, 2017, the Company was divided into four distinct operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations are considered part of Traditional Banking. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Credit Solutions (“RCS”) and Republic Payment Solutions (“RPS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RPS and RCS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

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
Republic Processing Group

The TRS division facilitates the receipt and payment of federal and state tax refund products. The RCS division offers credit products. RPG products are primarily provided to clients outside of the Bank’s market footprint. The RPS division offers general-purpose reloadable cards.

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

Segment information for the three months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30, 2017
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$33,434	$4,435	$86	$37,955	$5,182	$43,137

Provision for loan and lease losses	1,461	264	—	1,725	3,336	5,061

Net refund transfer fees	—	—	—	—	2,770	2,770
Mortgage banking income	—	—	1,445	1,445	—	1,445
Program fees	—	—	—	—	1,284	1,284
Other noninterest income	6,969	10	115	7,094	334	7,428
Total noninterest income	6,969	10	1,560	8,539	4,388	12,927

Total noninterest expenses	31,185	822	984	32,991	2,743	35,734

Income before income tax expense	7,757	3,359	662	11,778	3,491	15,269
Income tax expense	2,471	1,228	232	3,931	1,267	5,198
Net income	$5,286	$2,131	$430	$7,847	$2,224	$10,071

Segment end-of-period assets	$4,283,741	$600,060	$13,920	$4,897,721	$57,940	$4,955,661

Net interest margin	3.44%	3.62%	NM	3.46%	NM	3.87%

	Three Months Ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$29,537	$3,790	$40	$33,367	$2,210	$35,577

Provision for loan and lease losses	798	480	—	1,278	536	1,814

Net refund transfer fees	—	—	—	—	1,909	1,909
Mortgage banking income	—	—	1,560	1,560	—	1,560
Program fees	—	—	—	—	664	664
Other noninterest income	6,371	5	63	6,439	230	6,669
Total noninterest income	6,371	5	1,623	7,999	2,803	10,802

Total noninterest expenses	27,737	735	1,152	29,624	2,242	31,866

Income before income tax expense	7,373	2,580	511	10,464	2,235	12,699
Income tax expense	2,413	958	179	3,550	809	4,359
Net income	$4,960	$1,622	$332	$6,914	$1,426	$8,340

Segment end-of-period assets	$3,989,769	$585,441	$18,133	$4,593,343	$53,579	$4,646,922

Net interest margin	3.23%	3.67%	NM	3.28%	NM	3.43%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Segment information for the six months ended June 30, 2017 and 2016 follows:

	Six Months Ended June 30, 2017
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$66,094	$8,336	$153	$74,583	$24,992	$99,575

Provision for loan and lease losses	1,928	38	—	1,966	15,446	17,412

Net refund transfer fees	—	—	—	—	18,152	18,152
Mortgage banking income	—	—	2,605	2,605	—	2,605
Program fees	—	—	—	—	2,375	2,375
Other noninterest income	13,491	16	127	13,634	1,084	14,718
Total noninterest income	13,491	16	2,732	16,239	21,611	37,850

Total noninterest expenses	61,275	1,600	2,198	65,073	9,600	74,673

Income before income tax expense	16,382	6,714	687	23,783	21,557	45,340
Income tax expense	4,733	2,455	241	7,429	7,823	15,252
Net income	$11,649	$4,259	$446	$16,354	$13,734	$30,088

Segment end-of-period assets	$4,283,741	$600,060	$13,920	$4,897,721	$57,940	$4,955,661

Net interest margin	3.37%	3.60%	NM	3.39%	NM	4.44%

	Six Months Ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company

Net interest income	$58,145	$6,445	$72	$64,662	$10,349	$75,011

Provision for loan and lease losses	1,278	498	—	1,776	5,224	7,000

Net refund transfer fees	—	—	—	—	18,987	18,987
Mortgage banking income	—	—	2,821	2,821	—	2,821
Program fees	—	—	—	—	963	963
Other noninterest income	12,481	10	155	12,646	306	12,952
Total noninterest income	12,481	10	2,976	15,467	20,256	35,723

Total noninterest expenses	52,612	1,430	2,392	56,434	7,973	64,407

Income before income tax expense	16,736	4,527	656	21,919	17,408	39,327
Income tax expense	5,026	1,681	230	6,937	6,315	13,252
Net income	$11,710	$2,846	$426	$14,982	$11,093	$26,075

Segment end-of-period assets	$3,989,769	$585,441	$18,133	$4,593,343	$53,579	$4,646,922

Net interest margin	3.15%	3.65%	NM	3.19%	NM	3.60%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company (“RB&T” or the “Bank”) and Republic Insurance Services, Inc. (the “Captive”). All significant intercompany balances and transactions are eliminated in consolidation. As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary bank, RB&T.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

The Bank is a Kentucky-based, state chartered non-member financial institution that provides both traditional and non-traditional banking products through four operating segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States.

The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	the magnitude and frequency of changes to the Federal Funds Target Rate (“FFTR”) implemented by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank (“FRB”);
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s four operating segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;

•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•

other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2017, the Company was divided into four operating segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking and Republic Processing Group (“RPG”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” activities. Correspondent Lending operations and the Company’s national branchless banking platform, MemoryBank®, are considered part of Traditional Banking. The RPG segment includes the following divisions: Tax Refund Solutions (“TRS”), Republic Credit Solutions (“RCS”) and Republic Payment Solutions (“RPS”). TRS generates the majority of RPG’s income, with the relatively smaller divisions of RPG, RCS and RPS, considered immaterial for separate and independent segment reporting. All divisions of the RPG segment operate through the Bank.

Table 1 — Segment Information

	Three Months Ended June 30, 2017
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$5,286	$2,131	$430	$7,847	$2,224	$10,071
Segment end-of-period assets	4,283,741	600,060	13,920	4,897,721	57,940	4,955,661
Net interest margin	3.44%	3.62%	NM	3.46%	NM	3.87%

	Three Months Ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$4,960	$1,622	$332	$6,914	$1,426	$8,340
Segment end-of-period assets	3,989,769	585,441	18,133	4,593,343	53,579	4,646,922
Net interest margin	3.23%	3.67%	NM	3.28%	NM	3.43%

	Six Months Ended June 30, 2017
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$11,649	$4,259	$446	$16,354	$13,734	$30,088
Segment end-of-period assets	4,283,741	600,060	13,920	4,897,721	57,940	4,955,661
Net interest margin	3.37%	3.60%	NM	3.39%	NM	4.44%

	Six Months Ended June 30, 2016
	Core Banking
				Total	Republic
	Traditional	Warehouse	Mortgage	Core	Processing	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Group	Company
Net income	$11,710	$2,846	$426	$14,982	$11,093	$26,075
Segment end-of-period assets	3,989,769	585,441	18,133	4,593,343	53,579	4,646,922
Net interest margin	3.15%	3.65%	NM	3.19%	NM	3.60%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

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

As of June 30, 2017 and through the date of this filing, generally all Traditional Banking products and services, except for the EarnMore and MemoryBuilder deposit accounts, were offered through the Company’s traditional RB&T brand.  The EarnMore and MemoryBuilder deposit accounts were offered through the Bank’s national branchless banking platform, MemoryBank.

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

Commercial Lending — The Bank conducts commercial lending activities primarily through its Commercial and Corporate Banking Department and its Business Banking Department.

The Commercial and Corporate Banking Department is composed of the following divisions: Corporate Banking; Commercial Finance; Municipal Lending; and Republic Realty. All credit approvals and processing for the Commercial and Corporate Department are prepared and underwritten through the Bank’s existing Credit Administration Department (“CAD”).  Clients are generally located within the Bank’s market footprint, including adjacent areas that are within approximately two-hour drive of a specific market.

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

Correspondent Lending — Primarily from its Warehouse clients, the Core Bank acquires for investment single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. The volume of loans purchased through the Correspondent Lending channel may fluctuate from time to time based on several factors, including, but not limited to, borrower demand, other investment options and the Bank’s current and forecasted liquidity position.

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

Indirect Auto Lending – In 2015, the Bank began to grow its presence in the consumer automobile loan market. The program involves establishing relationships with automobile dealers in the Bank’s market footprint and obtaining consumer automobile loans in a low-cost delivery method. As a result of its success in Indirect Auto Lending, the Bank entered Dealer Floor Plan Lending during the fourth quarter of 2016.

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank — In October 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform.  MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly-liquid bank accounts. The Bank promotes the EarnMore and MemoryBuilder accounts solely through its MemoryBank brand.

Private Banking — The Bank provides financial products and services to high-net-worth individuals through its Private Banking Department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of this clientele.

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

(IV)  Republic Processing Group segment

Tax Refund Solutions (“TRS”) division —  Through its TRS division, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS division occurs in the first half of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s tax season.

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

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs during 2017 and 2016 were generally repaid within three weeks after the taxpayer customer’s tax return was submitted to the applicable taxing authority.  EAs do not have a contractual due date but are eligible for delinquency consideration three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with all expected loss provisions made in the first quarter of each year. Unpaid EAs are charged-off within 81 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions (“RCS”) division — RCS is managed and operated within the RPG business segment.  Through the RCS division, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment.

RCS originates, primarily for sale, both a line-of-credit product and a credit card product. The Bank sells 90% of the balances generated through these two products within two business days of loan origination and retains a 10% interest. The Company carries such loans at the lower of cost or fair value. The line-of-credit product represented the substantial majority of RCS activity during 2017 and 2016, as RCS expanded in June 2015 beyond its pilot phase. In December 2015, RCS began piloting its credit card product.  Any gains or losses on the sale of RCS products are reported as a component of “Program fees.”

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

The operating results of the RCS division were immaterial to the Company’s overall results of operations for the three and six months ended June 30, 2017 and 2016 and were reported as part of the RPG segment. The RCS division will not be reported as a separate segment until such time, if any, that it meets reporting thresholds.

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

OVERVIEW (Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016)

Total Company net income for the second quarter of 2017 was $10.1 million, a $1.7 million, or 21%, increase from the same period in 2016. Diluted earnings per Class A Common Share increased to $0.48 for the quarter ended June 30, 2017 compared to $0.40 for the same period in 2016.

General highlights by business segment for the quarter ended June 30, 2017 consisted of the following:

Traditional Banking segment

•	Net income increased $326,000, or 7%, for the second quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $3.9 million, or 13%, for the second quarter of 2017 compared to the same period in 2016.

•	Provision for Loan and Lease Losses (“Provision”) was $1.5 million for the second quarter of 2017 compared to $798,000 for the same period in 2016.

•	Total noninterest income increased $598,000, or 9%, for the second quarter of 2017 compared to the same period in 2016.

•	Total noninterest expense increased $3.4 million, or 12%, during the second quarter of 2017 compared to the second quarter of 2016.

Warehouse Lending segment

•	Net income increased $509,000, or 31%, for the second quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $645,000, or 17%, for the second quarter of 2017 compared to the same period in 2016.

•	The Provision was $264,000 for the second quarter of 2017 compared to $480,000 for the same period in 2016.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $115,000, or 7%, during the second quarter of 2017 compared to the same period in 2016.

•	Overall, Republic’s originations of secondary market loans totaled $43 million during the second quarter of 2017 compared to $59 million during the same period in 2016.

Republic Processing Group segment

•	Net income increased $798,000 for the second quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $3.0 million for the second quarter of 2017 compared to the same period in 2016.

•	Overall, RPG recorded a Provision of $3.3 million during the second quarter of 2017, compared to $536,000 for the same period in 2016.

•	Noninterest income increased $1.6 million for the second quarter of 2017 compared to the same period in 2016.

•	Noninterest expenses were $2.7 million for the second quarter of 2017 compared to $2.2 million for the same period in 2016.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016)

Net Interest Income

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income increased $7.6 million, or 21%, during the second quarter of 2017 compared to the same period in 2016. Growth in average Traditional Banking, Warehouse and RPG loans was the primary contributor to the Company’s growth in net interest income. Such growth was further enhanced by a 44-basis-point increase in the Company’s net interest margin to 3.87% during the second quarter of 2017 compared to 3.43% for the same period in 2016.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $3.9 million, or 13%, for the second quarter of 2017 compared to the same period in 2016.  The Traditional Banking net interest margin was 3.44% for the second quarter of 2017, an increase of 21 basis points from the same period in 2016.

The Traditional Banking segment’s financial instruments were favorably impacted by increases in short-term interest rates during 2017. While these increases helped drive a rise in interest income and a 13-basis-point increase in the yield on interest-earning assets, the Traditional Banking segment also experienced a decrease of 10 basis points in its interest-bearing liabilities and held its level of interest expense relatively flat with its interest expense from the second quarter 2016.  The Traditional Bank was able to achieve a favorable decrease in its cost of interest-bearing liabilities primarily by decreasing its reliance on term-FHLB advances by $115 million over the previous 12 months, replacing such funds with either overnight-FHLB advances or interest-bearing and noninterest-bearing deposits.

The changes in the Traditional Bank’s net interest income and net interest margin during the second quarter of 2017 were primarily attributable to the following instrument-level factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, were $3.2 billion with a weighted average yield of 4.25% during the second quarter of 2017 compared to $3.0 billion with a weighted average yield of 4.07% during the second quarter of 2016. The overall effect of these changes in rate and volume was an increase of $3.0 million, or 9%, in interest income. This increase in average loans for the second quarter of 2017 over the second quarter of 2016 was driven primarily by growth in the Bank’s Commercial Real Estate (“CRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”) and Construction and Land Development (“Construction”) portfolios over the previous 12 months.  Approximately $92 million of the increase in average loans resulted from the loans acquired in the May 2016 acquisition of Cornerstone Bancorp, Inc.  The Cornerstone acquisition contributed an average balance of $95 million to the second quarter of 2016 because of its mid-second quarter 2016 acquisition date, while contributing $187 million to the average loans for the second quarter of 2017.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during the second quarter of 2017 compared to the same period in 2016 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Overall, the average balance of the portfolio was $14 million with a yield of 8.96% during the second quarter of 2017 compared to $21 million with a yield of 10.96% for 2016. The overall effect of these changes in rate and volume was a decrease of $266,000 in interest income.

•

The weighted average cost of interest-bearing deposits during the second quarter of 2017 compared to the same period in 2016 increased to 0.42% from 0.27%, while the average outstanding interest-bearing deposits increased $241 million when comparing the two periods. The net effect of these changes in rate and volume was a decrease in net interest income of $978,000.

•

The weighted average cost of FHLB advances during the second quarter of 2017 compared to the same period in 2016 declined to 1.55% from 1.90%, while the average outstanding FHLB advances decreased $127 million when comparing the two periods. The decrease in the weighted average cost of FHLB advances occurred as the Traditional Bank lowered its term-FHLB advances by $115 million from June 30, 2016 to June 30, 2017.  To the extent new funds were borrowed from the FHLB, such borrowings were generally overnight in nature. The net effect of these changes in rate and volume was an increase in net interest income of $1.0 million.

The FFTR, the index that many of the Bank’s short-term deposit rates track, increased for the third time in a six-month period during June 2017.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are possible during the remainder of 2017. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $645,000, or 17%, for the second quarter of 2017 compared to the same period in 2016. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to the same period in 2016. Total Warehouse line commitments increased to $1.1 billion at June 30, 2017 from $800 million at June 30, 2016, with the Company continuing to grow its Warehouse client base over the previous 12 months. Average line usage on Warehouse commitments was 48% during the second quarter of 2017 compared to 57% during the second quarter of 2016, as usage rates during both quarters benefitted from continued low, long-term mortgage rates. For the remainder of 2017, management believes that usage rates for Warehouse lines could be lower than comparable periods in 2016, as the mortgage industry anticipates higher long-term interest rates. The yield for Warehouse lines of credit during the second quarter of 2017 increased 44 basis points from the same period in 2016, as the Warehouse yield was positively impacted by increases in short-term interest rates in the previous 12 months.

Overall, average outstanding Warehouse lines of credit during the second quarter of 2017 increased $76 million, or 18%, compared to the same period in 2016.  Average outstanding warehouse balances were $489 million during the second quarter of 2017 with a weighted average yield of 4.49%, compared to average outstanding balances of $413 million with a weighted average yield of 4.05% for the same period in 2016. The overall yield on warehouse lines generally improved from the second quarter of 2016 to the second quarter of 2017, as the rates paid to the Bank by its Warehouse clients are generally tied to the London Interbank Offered Rate (“LIBOR”), which is a short-term market-rate index that generally tracks with the FFTR.

Republic Processing Group segment

Net interest income within the RPG segment increased $3.0 million for the second quarter of 2017 compared to the same period in 2016. The increase in RPG’s net interest income was primarily attributable to significant growth in the consumer credit products through the RCS division of RPG, which earned $5.0 million in net interest income during the second quarter of 2017 compared to $2.1 million for the same period in 2016. Average RCS loans increased $24 million, or 185%, to $37 million during the first six months of 2017 compared to $13 million for the same period in 2016.

Table 2 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$597,818	$2,741	1.83%	$579,027	$2,239	1.55%
Federal funds sold and other interest-earning deposits	130,650	346	1.06	95,204	155	0.65
RPG Easy Advance loans and fees(2)	3,064	3	0.39	1,171	1	0.34
Other RPG loans and fees(3)(6)	36,755	5,031	54.75	12,911	2,095	64.91
Outstanding Warehouse lines of credit and fees(4)(6)	489,384	5,495	4.49	413,135	4,180	4.05
All other Traditional Bank loans and fees(5)(6)	3,201,176	34,205	4.27	3,052,180	31,470	4.12

Total interest-earning assets	4,458,847	47,821	4.29	4,153,628	40,140	3.87

Allowance for loan and lease losses	(38,282)			(29,525)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	75,295			73,807
Premises and equipment, net	44,154			36,485
Bank owned life insurance	62,341			56,952
Other assets(1)	65,693			60,496
Total assets	$4,668,048			$4,351,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,086,740	$564	0.21%	$930,560	$205	0.09%
Money market accounts	549,313	371	0.27	551,477	272	0.20
Time deposits	248,937	717	1.15	221,295	556	1.00
Brokered money market and brokered certificates of deposit	339,137	672	0.79	276,978	314	0.45

Total interest-bearing deposits	2,224,127	2,324	0.42	1,980,310	1,347	0.27

Securities sold under agreements to repurchase and other short-term borrowings	179,594	146	0.33	267,574	15	0.02
Federal Home Loan Bank advances	500,027	1,943	1.55	627,335	2,973	1.90
Subordinated note	41,240	271	2.63	43,234	228	2.11

Total interest-bearing liabilities	2,944,988	4,684	0.64	2,918,453	4,563	0.63

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,063,215			805,718
Other liabilities	31,905			30,877
Stockholders’ equity	627,940			596,795
Total liabilities and stockholders’ equity	$4,668,048			$4,351,843

Net interest income		$43,137			$35,577

Net interest spread			3.65%			3.24%

Net interest margin			3.87%			3.43%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income for Easy Advances is composed entirely of loan fees. Easy Advances are only offered during the first two months of the year.
(3)	Interest income includes loan fees of $4.4 million and $1.9 million for the three months ended June 30, 2017 and 2016.
(4)	Interest income includes loan fees of $917,000 and $785,000 for the three months ended June 30, 2017 and 2016.
(5)	Interest income includes loan fees of $1.1 million and $1.0 million for the three months ended June 30, 2017 and 2016.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30, 2017
	Compared to
	Three Months Ended June 30, 2016
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$502	$75	$427
Federal funds sold and other interest-earning deposits	191	71	120
RPG Easy Advance loans and fees	2	2	—
Other RPG loans and fees	2,936	3,311	(375)
Outstanding Warehouse lines of credit and fees	1,315	825	490
All other Traditional Bank loans and fees	2,735	1,568	1,167

Net change in interest income	7,681	5,852	1,829

Interest expense:

Transaction accounts	359	40	319
Money market accounts	99	(1)	100
Time deposits	161	74	87
Brokered money market and brokered certificates of deposit	358	83	275
Securities sold under agreements to repurchase and other short-term borrowings	131	(7)	138
Federal Home Loan Bank advances	(1,030)	(545)	(485)
Subordinated note	43	(11)	54

Net change in interest expense	121	(367)	488

Net change in net interest income	$7,560	$6,219	$1,341

Provision for Loan and Lease Losses

The Company recorded a Provision of $5.1 million for the second quarter of 2017, compared to $1.8 million for the same period in 2016.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2017 was $1.5 million, compared to $798,000 for the second quarter of 2016. An analysis of the Provision for the second quarter of 2017 compared to the same period in 2016 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $1.6 million and $694,000 to the Provision for the second quarters of 2017 and 2016.  Loan growth primarily drove the net charges to the Provision in both periods, as gross loans increased $101 million during the second quarter of 2017 and $148 million during the second quarter of 2016. Growth during the second quarter of 2016 was primarily driven by the Company’s May 2016 Cornerstone acquisition, while growth during the second quarter of 2017 was primarily organic in nature. Since business-acquisition loans are purchased at fair value, with credit risk layered into the acquisition price, only a minimal Provision was recorded during 2016 for loan growth attributable to the Cornerstone acquisition.

•	Provision activity related to the Bank’s loans rated Substandard and Special Mention, as well as, purchased-credit-impaired (“PCI”) loans was immaterial during the quarter.

As a percentage of total loans, the Traditional Banking Allowance for Loan and Lease Losses (“Allowance”) was 0.85% at June 30, 2017 compared to 0.83% at December 31, 2016 and 0.82% at June 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at June 30, 2017.

Warehouse Lending segment

The Warehouse Provision was $264,000 for the second quarter of 2017, a $216,000 decrease from the same period in 2016. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $106 million during the second quarter of 2017 compared to an increase of $192 million during the second quarter of 2016.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2017, December 31, 2016 and June 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2017.

Republic Processing Group segment

RPG recorded a Provision of $3.3 million during the second quarter of 2017, an increase of $2.8 million compared to same period in 2016. The increase in Provision at RPG was primarily attributable to charges of $4.1 million and $869,000 during the second quarters of 2017 and 2016 associated with the RCS division’s consumer loans. Provision expense was higher at RCS due to an increase in general loss reserves for growth in RCS loans, as well as an increase in the historical loss factors for the general reserves for RCS loans resulting from a rise in charge-offs from the prior year.  These charges related to RCS were partially offset by credits to the Provision of $721,000 and $354,000 for recoveries on Easy Advances made through the TRS division of RPG during the first quarters of 2017 and 2016.

While RPG loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RPG loans, the RPG Allowance was 20.53% at June 30, 2017 compared to 12.82% at December 31, 2016 and 19.80% at June 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for RPG loan losses at June 30, 2017.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Table 4 — Summary of Loan and Lease Loss Experience for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,
(dollars in thousands)	2017	2016

Allowance at beginning of period	$42,362	$31,475

Charge-offs:

Traditional Banking:
Residential real estate	(111)	(73)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	—	(330)
Lease financing receivables	—	—
Home equity	(91)	(49)
Consumer	(561)	(352)
Total Traditional Banking	(763)	(804)
Warehouse lines of credit	—	—
Total Core Banking	(763)	(804)

Republic Processing Group:
Commercial & industrial	—	—
Consumer:
Easy Advances	(7,261)	(3,069)
Republic Credit Solutions	(2,251)	(874)
Total Republic Processing Group	(9,512)	(3,943)
Total charge-offs	(10,275)	(4,747)

Recoveries:

Traditional Banking:
Residential real estate	65	85
Commercial real estate	21	79
Construction & land development	1	—
Commercial & industrial	1	—
Lease financing receivables	—	—
Home equity	68	78
Consumer:	143	135
Total Traditional Banking	299	377
Warehouse lines of credit	—	—
Total Core Banking	299	377

Republic Processing Group:
Commercial & industrial	—	—
Consumer:
Easy Advances	241	254
Refund Anticipation Loans	17	43
Republic Credit Solutions	193	92
Total Republic Processing Group	451	389

Total recoveries	750	766

Net loan charge-offs	(9,525)	(3,981)

Provision - Core Banking	1,725	1,278
Provision - RPG	3,336	536
Total Provision	5,061	1,814
Allowance at end of period	$37,898	$29,308

Credit Quality Ratios - Total Company:

Allowance to total loans	0.97%	0.79%
Allowance to nonperforming loans	240	147
Net loan charge-offs to average loans	1.02	0.46

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.73%
Allowance to nonperforming loans	189	135
Net loan charge-offs to average loans	0.05	0.05

Noninterest Income

Total Company noninterest income increased $2.1 million, or 20%, during the second quarter of 2017 compared to the same period in 2016. The most significant components comprising the total Company’s noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $598,000, or 9%, for the second quarter of 2017 compared to the same period in 2016.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Service charges on deposit accounts increased $103,000, or 3%, to $3.4 million for the second quarter of 2017 compared to $3.3 million the same period in 2016 driven by a 7% growth in the Company’s transactional account base from June 30, 2016 to June 30, 2017.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended June 30, 2017 and 2016 were $2.1 million and $1.8 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended June 30, 2017 and 2016 were $453,000 and $405,000.

•	Interchange income increased $249,000, or 11%, due to a 12% increase in the number of active debit cards and an 8% increase in the number of transactions experienced by the Company for those cards.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $115,000, or 7%, during the second quarter of 2017 compared to the same period in 2016, as a result of a slowdown in consumer refinance volume.  Overall, Republic’s origination of secondary market loans totaled $43 million during the second quarter of 2017 compared to $59 million during the same period in 2016.  The ratio of net gain on sale of mortgage loans originated for sale was 3.01% and 2.49% during the second quarters of 2017 and 2016.

Republic Processing Group segment

Within the RPG segment, noninterest income increased $1.6 million, or 57%, during the second quarter of 2017 compared to the same period in 2016.  The overall increase was primarily attributable to the following:

•

Net RT revenues increased $861,000 at the TRS division of RPG, as the second quarter of 2017 generated a higher percentage of the Company’s year-to-date RT production as compared to the same period in 2016. The higher second quarter 2017 percentage was due to delays in certain taxpayer refunds from the U.S. Treasury resulting from additional fraud prevention measures taken by the Federal government this year.

•

Program fees increased $620,000, or 93%. These fees represent gains from the sale of consumer loans originated and sold through the RCS division of RPG.  The increase in program fees resulted from an increase in volume from RCS’ small-dollar consumer loan programs.  During the second quarter of 2017, loans sold through the RCS programs increased $70 million, or 89%, to $149 million compared to $79 million during the second quarter of 2016.

Noninterest Expenses

Total Company noninterest expenses increased $3.9 million, or 12%, during the second quarter of 2017 compared to the same period in 2016. The most significant components comprising the increase in noninterest expense by business segment were as follows:

Traditional Banking segment

For the second quarter of 2017 compared to the same period in 2016, Traditional Banking noninterest expenses increased $3.4 million, or 12%. The most significant categories affecting the change in noninterest expense for the quarter were as follows:

•

Salaries and benefits expense increased $1.9 million, or 12%, primarily due to an increase of 87 full-time-equivalent (“FTE”) employees from June 30, 2016 to June 30, 2017. The increase in FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Occupancy expense increased $767,000, or 16%, primarily driven by increases in rent expense and depreciation expense resulting from new locations, existing banking center renovations and the cost of technology to support the Core Bank’s strategic initiatives.

Republic Processing Group segment

Within the RPG segment, noninterest expenses increased $501,000, or 22%, during the second quarter of 2017 compared to the same period in 2016.  The increase was primarily due to a $313,000 increase in salaries and benefits expense, driven by additional staff added during the previous 12 months to support growth in the TRS and RCS divisions.

OVERVIEW (Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016)

Total Company net income for the first six months of 2017 was $30.1 million, a $26.1 million, or 15%, increase from the same period in 2016. Diluted earnings per Class A Common Share increased to $1.45 for the six months ended June 30, 2017 compared to $1.26 for the same period in 2016.

General highlights by business segment for the six months ended June 30, 2017 consisted of the following:

Traditional Banking segment

•	Net income decreased $61,000, or 1%, for the first six months of 2017 compared to the same period in 2016.

•	Net interest income increased $7.9 million, or 14%, for the first six months of 2017 compared to the same period in 2016.

•	The Provision was $1.9 million for the first six months of 2017 compared to $1.3 million for the same period in 2016.

•	Total noninterest income increased $1.0 million, or 8%, for the first six months of 2017 compared to the same period in 2016.

•	Total noninterest expense increased $8.7 million, or 16%, during the first six months of 2017 compared to the first six months of 2016.

Warehouse Lending segment

•	Net income increased $1.4 million, or 50%, for the first six months of 2017 compared to the same period in 2016.

•	Net interest income increased $1.9 million, or 29%, for the first six months of 2017 compared to the same period in 2016.

•	The Provision was $38,000 for the first six months of 2017 compared to $498,000 for the same period in 2016.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $216,000, or 8%, during the first six months of 2017 compared to the same period in 2016.

•	Overall, Republic’s originations of secondary market loans totaled $76 million during the first six months of 2017 compared to $96 million during the same period in 2016.

Republic Processing Group segment

•	Net income increased $2.6 million, or 24%, for the first six months of 2017 compared to the same period in 2016.

•	Net interest income increased $14.6 million for the first six months of 2017 compared to the same period in 2016.

•	EA loan originations increased $206 million, or 167%, to $329 million for the first six months of 2017 compared to $123 million for the same period in 2016.

•	The Provision was $15.4 million during the first six months of 2017 compared to $5.2 million for the same period in 2016.

•	Noninterest income increased $1.4 million, or 7%, for the first six months of 2017 compared to the same period in 2016.

•	Noninterest expenses were $9.6 million for the first six months of 2017 compared to $8.0 million for the same period in 2016.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016)

Net Interest Income

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and FHLB advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income increased $24.6 million, or 33%, during the first six months of 2017 compared to the same period in 2016.  Growth in RPG loans, in particular the EA product, and growth in average Core Bank loans were the primary contributors to the Company’s growth in net interest income. The total Company net interest margin increased to 4.44% during the first six months of 2017 compared to 3.60% for the same period in 2016, with additional fee income from the EA product primarily driving the increase.

The most significant components affecting the total Company’s net interest income by business segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $7.9 million, or 14%, for the first six months of 2017 compared to the same period in 2016.  The Traditional Banking net interest margin was 3.37% for the first six months of 2017, an increase of 22 basis points from the same period in 2016.

The Traditional Banking segment’s financial instruments were favorably impacted by increases in short-term interest rates during 2017. While these increases helped drive a rise in interest income and a 10-basis-point increase in the yield on interest-earning assets, the Traditional Banking segment also experienced a decrease of 13 basis points in its interest-bearing liabilities and held its level of interest expense relatively flat with the interest expense from the first six months of 2016.  The Traditional Bank was able to achieve a favorable decrease in its cost of interest-bearing liabilities primarily by decreasing its reliance on term-FHLB advances by $115 million over the previous 12 months, replacing such funds with either overnight-FHLB advances or interest-bearing and noninterest-bearing deposits.

The increases in the Traditional Bank’s net interest income and net interest margin during the first six months of 2017 were primarily attributable to the following instrument-level factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, were $3.2 billion with a weighted average yield of 4.22% during the first six months of 2017 compared to $3.0 billion with a weighted average yield of 4.04% during the first six months of 2016. The overall effect of these changes in rate and volume was an increase of $6.8 million, or 11%, in interest income. This increase in average loans for the first six months of 2017 over the first six months of 2016 was driven primarily by growth in the Bank’s CRE, Construction, C&I, and HELOC portfolios over the previous 12 months. Approximately $139 million of the increase in average loans resulted from the loans acquired in the May 2016 acquisition of Cornerstone Bancorp, Inc.  The Cornerstone acquisition contributed an average balance of $48 million to the first six months of 2016 because of its May 2016 acquisition date, while contributing $187 million to the average loans for the first six months of 2017.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was lower during the first six months of 2017 compared to the same period in 2016 primarily due to a lower rate of favorable payoffs and paydowns on the portfolio. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during the first six months of 2017 from this portfolio was $192,000 compared to $918,000 for the same period in 2016. Overall, the average balance of the portfolio was $14 million with a yield of 10.63% during the first six months of 2017 compared to $22 million with a yield of 15.20% for 2016. The overall effect of these changes in rate and volume was a decrease of $949,000 in interest income.

•

The weighted average cost of interest-bearing deposits during the first six months of 2017 compared to the same period in 2016 increased to 0.38% from 0.28%, while the average outstanding interest-bearing deposits increased $277 million when comparing the two periods. The net effect of these changes in rate and volume was a decrease in net interest income of $1.5 million.

•

The weighted average cost of FHLB advances during the first six months of 2017 compared to the same period in 2016 declined to 1.54% from 2.01%, while the average outstanding FHLB advances decreased $41 million when comparing the two periods. The decrease in the weighted average cost of FHLB advances occurred as the Traditional Bank lowered its term-FHLB advances by $115 million from June 30, 2016 to June 30, 2017.  To the extent new funds were borrowed from the FHLB, such borrowings were generally overnight in nature. The net effect of these changes in rate and volume was an increase in net interest income of $1.7 million.

The FFTR, the index that many of the Bank’s short-term deposit rates track, increased for the third time in a six-month period during June 2017.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are possible during the remainder of 2017. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.9 million, or 29%, for the first six months of 2017 compared to the same period in 2016. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for the current period as compared to the same period in 2016. Total Warehouse line commitments increased to $1.1 billion at June 30, 2017 from $800 million at June 30, 2016, with the Company continuing to grow its Warehouse client base over the previous 12 months. Average line usage on Warehouse commitments was 46% during the first six months of 2017 compared to 52% during the first six months of 2016, as usage rates during both periods benefitted from continued low, long-term mortgage rates. For the remainder of 2017, management believes that usage rates for Warehouse lines could be lower than comparable periods in 2016, as the mortgage industry anticipates higher long-term interest rates. The yield for Warehouse lines of credit during the first six months of 2017 increased 32 basis points from the same period in 2016, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Overall, average outstanding Warehouse lines of credit during the first six months of 2017 increased $110 million, or 31%, compared to the same period in 2016.  Average outstanding warehouse balances were $463 million during the first six months of 2017 with a weighted average yield of 4.35%, compared to average outstanding balances of $353 million with a weighted average yield of 4.03% for the same period in 2016. The overall yield on warehouse lines generally improved from the first six months of 2016 to the first six months of 2017, because the rates paid to the Bank by its Warehouse clients are generally tied to the LIBOR, which is a short-term market-rate index that generally tracks with the FFTR.

Republic Processing Group segment

Net interest income within the RPG segment increased $14.6 million for the first six months of 2017 compared to the same period in 2016. The increase in RPG’s net interest income was primarily attributed to the following factors:

•

The TRS division’s EA product earned $14.2 million in interest income during the first six months of 2017, a $9.0 million increase from the same period in 2016.  The higher EA income was driven by an increase in EA origination volume as the Company originated $329 million in EAs during the first six months of 2017 compared to $123 million during the first six months of 2016.  Additional demand for EAs during 2017 was partially driven by the previously announced delays in certain taxpayer refunds from the U.S. Treasury due to additional fraud prevention measures taken by the Federal government. In addition, the Company’s increase in EA dollar volume during 2017 was driven by a higher weighted average advance amount as compared to 2016.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

•

Partially offsetting growth in EA-related interest income, the TRS division did not renew a short-term commercial loan from which it earned $1.1 million in loan fees during the first six months of 2016. However, TRS did earn $635,000 in loan fees during the first six months of 2017 from other commercial loan relationships.

•

Consumer credit products through the RCS division of RPG earned $9.9 million in net interest income during the first six months of 2017 compared to $3.8 million for the same period in 2016. The increase was driven by product expansion at RCS over the previous 12 months, particularly within the division’s line-of-credit product.  Average RCS loans held for investment increased $25 million, or 250%, to $35 million during the first six months of 2017 compared to $10 million for the same period in 2016.

Table 5 — Total Company Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$592,250	$5,257	1.78%	$580,448	$4,396	1.51%
Federal funds sold and other interest-earning deposits	157,181	708	0.90	197,664	584	0.59
RPG Easy Advance loans and fees(2)	39,580	14,220	71.85	10,607	5,210	98.24
Other RPG loans and fees(3)(6)	40,330	10,560	52.37	21,219	4,852	45.73
Outstanding Warehouse lines of credit and fees(4)(6)	463,068	10,081	4.35	352,857	7,111	4.03
All other Traditional Bank loans and fees(5)(6)	3,197,026	67,878	4.25	3,001,572	62,002	4.13

Total interest-earning assets	4,489,435	108,704	4.84	4,164,367	84,155	4.04

Allowance for loan and lease losses	(38,313)			(29,393)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	136,702			115,646
Premises and equipment, net	43,995			33,648
Bank owned life insurance	62,164			54,992
Other assets(1)	63,412			55,083
Total assets	$4,757,395			$4,394,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,066,194	$945	0.18%	$904,711	$385	0.09%
Money market accounts	552,152	682	0.25	537,928	501	0.19
Time deposits	238,187	1,290	1.08	215,186	1,109	1.03
Brokered money market and brokered certificates of deposit	361,672	1,286	0.71	284,189	744	0.52

Total interest-bearing deposits	2,218,205	4,203	0.38	1,942,014	2,739	0.28

Securities sold under agreements to repurchase and other short-term borrowings	198,896	171	0.17	337,636	40	0.02
Federal Home Loan Bank advances	548,826	4,235	1.54	589,709	5,926	2.01
Subordinated note	41,240	520	2.52	42,237	439	2.08

Total interest-bearing liabilities	3,007,167	9,129	0.61	2,911,596	9,144	0.63

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,097,711			861,204
Other liabilities	33,288			29,349
Stockholders’ equity	619,229			592,194
Total liabilities and stock-holders’ equity	$4,757,395			$4,394,343

Net interest income		$99,575			$75,011

Net interest spread			4.23%			3.41%

Net interest margin			4.44%			3.60%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $9.6 million and $4.6 million for the six months ended June 30, 2017 and 2016.
(4)	Interest income includes loan fees of $1.7 million and $1.3 million for the six months ended June 30, 2017 and 2016.
(5)	Interest income includes loan fees of $2.2 million and $2.4 million for the six months ended June 30, 2017 and 2016.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 6 — Total Company Volume/Rate Variance Analysis for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30, 2017
	Compared to
	Six Months Ended June 30, 2016
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$861	$91	$770
Federal funds sold and other interest-earning deposits	124	(137)	261
RPG Easy Advance loans and fees	9,010	10,751	(1,741)
Other RPG loans and fees	5,708	4,916	792
Outstanding Warehouse lines of credit and fees	2,970	2,363	607
All other Traditional Bank loans and fees	5,876	4,115	1,761

Net change in interest income	24,549	22,099	2,450

Interest expense:

Transaction accounts	560	79	481
Money market accounts	181	14	167
Time deposits	181	123	58
Brokered money market and brokered certificates of deposit	542	235	307
Securities sold under agreements to repurchase and other short-term borrowings	131	(23)	154
Federal Home Loan Bank advances	(1,691)	(389)	(1,302)
Subordinated note	81	(11)	92

Net change in interest expense	(15)	28	(43)

Net change in net interest income	$24,564	$22,071	$2,493

Provision for Loan and Lease Losses

The Company recorded a Provision of $17.4 million for the first six months of 2017, compared to $7.0 million for the same period in 2016.  The significant components comprising the Company’s Provision by business segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2017 was $1.9 million, compared to $1.3 million for the first six months of 2016. An analysis of the Provision for the first six months of 2017 compared to the same period in 2016 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $2.1 million and $1.2 million to the Provision for the first six months of 2017 and 2016.  Loan growth primarily drove the net charges to the Provision in both periods, as gross loans increased $87 million during the first six months of 2017 and $160 million during the same period in 2016. Growth during the first six months of 2016 was primarily driven by the Company’s May 2016 Cornerstone acquisition, while growth during same period in 2017 was primarily organic in nature. Since business-acquisition loans are purchased at fair value, with credit risk layered into the acquisition price, only a minimal Provision was recorded during 2016 for loan growth attributable to the Cornerstone acquisition.

•	Provision activity related to the Bank’s loans rated Substandard and Special Mention, as well as, purchased-credit-impaired (“PCI”) loans was immaterial during the quarter.

As a percentage of total loans, the Traditional Banking Allowance was 0.85% at June 30, 2017 compared to 0.83% at December 31, 2016 and 0.82% at June 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for its loan portfolio within its Allowance at June 30, 2017.

Warehouse Lending segment

The Warehouse Provision was $38,000 for the first six months of 2017, a $460,000 decrease from the same period in 2016. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $15 million during the first six months of 2017 compared to an increase of $199 million during the first six months of 2016.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2017, December 31, 2016 and June 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2017.

Republic Processing Group segment

RPG recorded a Provision of $15.4 million during the first six months of 2017, an increase of $10.2 million compared to same period in 2016.

The increase in Provision at RPG was partially attributable to an increase in estimated losses for EA loans within the TRS division, as EA volume increased 167% for the first six months of 2017 compared to the first six months of 2016.  As a result of the increased EA volume, the TRS division recorded a Provision of $7.9 million during the first six months of 2017 compared to $3.2 million for the same period in 2016 related to the EA product.  As of June 30, 2017 and 2016, the Company had Provisions of 2.40% and 2.61% of total EAs originated during the first six months of 2017 and 2016. The Company finished 2016 with an actual net loss rate of 2.47% of total EAs originated during 2016.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

RPG also recorded charges of $7.8 million and $2.2 million to the Provision during the first six months of 2017 and 2016 associated with the RCS division’s consumer loans.  Provision expense was higher at RCS due to an increase in general loss reserves for growth in RCS loans, as well as an increase in the historical loss factors for the general reserves for RCS loans resulting from a rise in charge-offs from the prior year.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

While RPG loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RPG loans, the RPG Allowance was 20.53% at June 30, 2017 compared to 12.82% at December 31, 2016 and 19.80% at June 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for RPG loan losses at June 30, 2017.

Table 7 — Summary of Loan and Lease Loss Experience for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016

Allowance at beginning of period	$32,920	$27,491

Charge-offs:

Traditional Banking:
Residential real estate	(125)	(261)
Commercial real estate	—	(41)
Construction & land development	—	(44)
Commercial & industrial	—	(330)
Lease financing receivables	—	—
Home equity	(95)	(84)
Consumer	(1,002)	(656)
Total Traditional Banking	(1,222)	(1,416)
Warehouse lines of credit	—	—
Total Core Banking	(1,222)	(1,416)

Republic Processing Group:
Commercial & industrial	—	—
Consumer:
Easy Advances	(8,121)	(3,474)
Refund Anticipation Loans	—	—
Republic Credit Solutions	(4,536)	(1,720)
Total Republic Processing Group	(12,657)	(5,194)
Total charge-offs	(13,879)	(6,610)

Recoveries:

Traditional Banking:
Residential real estate	124	159
Commercial real estate	38	106
Construction & land development	1	20
Commercial & industrial	22	4
Lease financing receivables	—	—
Home equity	77	104
Consumer:	317	312
Total Traditional Banking	579	705
Warehouse lines of credit	—	—
Total Core Banking	579	705

Republic Processing Group:
Commercial & industrial	—	—
Consumer:
Easy Advances	241	254
Refund Anticipation Loans	252	290
Republic Credit Solutions	373	178
Total Republic Processing Group	866	722
Total recoveries	1,445	1,427

Net loan charge-offs	(12,434)	(5,183)

Provision - Core Banking	1,966	1,776
Provision - RPG	15,446	5,224
Total Provision	17,412	7,000
Allowance at end of period	$37,898	$29,308

Credit Quality Ratios - Total Company:

Allowance to total loans	0.97%	0.79%
Allowance to nonperforming loans	240	147
Net loan charge-offs to average loans	0.67	0.31

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.73%
Allowance to nonperforming loans	189	135
Net loan charge-offs to average loans	0.04	0.04

Noninterest Income

Total Company noninterest income increased $2.1 million, or 6%, during the first six months of 2017 compared to the same period in 2016. The most significant components comprising the total Company’s noninterest income by business segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $1.0 million, or 8%, for the first six months of 2017 compared to the same period in 2016.  The most significant categories affecting the change in noninterest income for the period were as follows:

•

Service charges on deposit accounts increased $239,000, or 4%, to $6.7 million for the first six months of 2017 compared $6.4 million during the same period in 2016 driven by a 7% growth in the Company’s transactional account base from June 30, 2016 to June 30, 2017.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2017 and 2016 were $4.0 million and $3.6 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2017 and 2016 were $864,000 and $784,000.

•	Interchange income increased $412,000, or 10%, due to a 12% increase in the number of active debit cards and an 8% increase in the number of transactions experienced by the Company for those cards.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $216,000, or 8%, during the first six months of 2017 compared to the same period in 2016, as a result of a slowdown in consumer refinance volume.  Overall, Republic’s origination of secondary market loans totaled $76 million during the first six months of 2017 compared to $96 million during the same period in 2016.  The ratio of net gain on sale of mortgage loans originated for sale was 2.98% and 2.49% during the first six months of 2017 and 2016.

Republic Processing Group segment

Within the RPG segment, noninterest income increased $1.4 million, or 7%, during the first six months of 2017 compared to the same period in 2016.  The overall increase was primarily attributable to an increase of $1.4 million in RCS program fees, which represents gains from the sale of consumer loans originated and sold through the RCS division of RPG.  The increase in RPG program fees resulted from an increase in volume from RCS’ small-dollar consumer loan programs.  During the first six months of 2017, loans sold through the RCS programs increased $153 million, or 125%, to $275 million compared to $122 million during the first six months of 2016. In addition, RCS benefitted during the first six months of 2017 from the final revenue payment of $427,000 from a program sponsor related to a first-year volume guarantee for its credit product.

Offsetting the increase in RCS program fees was an $835,000, or 4%, decrease in net RT revenue at TRS from the first six months of 2016 to first six months of 2017, consistent with the 10% decrease in RT product volume for the same periods.

Noninterest Expenses

Total Company noninterest expenses increased $10.3 million, or 16%, during the first six months of 2017 compared to the same period in 2016. The most significant components comprising the increase in noninterest expense by business segment were as follows:

Traditional Banking segment

For the first six months of 2017 compared to the same period in 2016, Traditional Banking noninterest expenses increased $8.7 million, or 16%. The most significant categories affecting the change in noninterest expense for the periods were as follows:

•

Salaries and benefits expense increased $5.2 million, or 18%, primarily due to an increase of 87 FTE employees from June 30, 2016 to June 30, 2017. The increase in FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Occupancy expense increased $1.3 million, or 13%, primarily driven by increases in rent expense and depreciation expense resulting from new locations, existing banking center renovations and the cost of technology to support the Core Bank’s strategic initiatives.

Republic Processing Group segment

Within the RPG segment, noninterest expenses increased $1.6 million, or 20%, during the first six months of 2017 compared to the same period in 2016.  The increase was primarily due to a $940,000 increase in salaries and benefits expense, driven by additional staff added during the previous 12 months to support growth in the TRS and RCS divisions.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2017 AND December 31, 2016

Loan Portfolio

Table 8 — Loan Portfolio Composition

(in thousands)	June 30, 2017	December 31, 2016

Traditional Banking:
Residential real estate:
Owner occupied	$961,405	$1,000,148
Owner occupied - correspondent*	129,792	149,028
Nonowner occupied	172,684	156,605
Commercial real estate	1,104,026	1,060,496
Construction & land development	137,877	119,650
Commercial & industrial	314,433	259,026
Lease financing receivables	14,371	13,614
Home equity	344,946	341,285
Consumer:
Credit cards	17,879	13,414
Overdrafts	902	803
Automobile loans	59,921	52,579
Other consumer	15,344	19,744
Total Traditional Banking	3,273,580	3,186,392
Warehouse lines of credit*	600,630	585,439
Total Core Banking	3,874,210	3,771,831

Republic Processing Group*:
Commercial & industrial	—	6,695
Consumer:
Easy Advances	—	—
Republic Credit Solutions	42,110	32,252
Total Republic Processing Group	42,110	38,947

Total loans**	3,916,320	3,810,778
Allowance for loan and lease losses	(37,898)	(32,920)

Total loans, net	$3,878,422	$3,777,858

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $106 million, or 3%, during 2017 to $3.9 billion at June 30, 2017.

Traditional Banking segment

Traditional Banking loans increased $87 million, or 3%, during the first six months of 2017. Within the Traditional Banking segment’s portfolio, C&I loans experienced the largest increase of $55 million, with $8 million of that growth from the Bank’s Dealer Floor Plan Lending product.  CRE loans increased $44 million, with the Bank’s Commercial and Corporate Banking Department primarily driving growth. Partially offsetting these increases, residential real estate loans decreased $42 million during the first six month of 2017, as the Bank further reduced its reliance on residential real estate loans for growth in the overall portfolio during 2017.

Warehouse Lending segment

As of June 30, 2017, the Bank had $601 million outstanding on total committed Warehouse credit lines of $1.1 billion.  As of December 31, 2016, the Bank had $585 million outstanding on total committed Warehouse credit lines of $1.0 billion. The approximately $16 million increase in outstanding balances generally reflects new Warehouse clients onboarded during the first six months of 2017 coupled with continued solid usage rates of outstanding Warehouse lines.

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

Republic Processing Group segment

RPG loans increased $3 million, or 8%, during the first six months of 2017, with an increase of $10 million of RCS loans partially offset by the repayment of $7 million of TRS loans during the period.  An increase of $5 million of healthcare receivables primarily drove the increase at RCS while the decrease at TRS was attributable to the seasonal nature of the TRS business. TRS has historically made commercial loans to its tax partners leading up to the tax season and had those loans repaid generally within six months of origination.

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

General Component – Pooled Loans Collectively Evaluated

The general component of the Allowance covers loans collectively evaluated for impairment by loan class and is based on historical loss experience, with potential adjustments for current relevant qualitative factors. Historical loss experience is determined by loan performance and class and is based on the actual loss history experienced by the Bank. Large groups of smaller-balance, homogeneous loans are typically included in the general component but may be individually evaluated if classified as a TDR, on nonaccrual, or a case where the full collection of the total amount due for a such loan is improbable or otherwise meets the definition of impaired.

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

The Company’s Allowance increased $5 million, or 15%, from December 31, 2016 to $38 million at June 30, 2017, primarily driven by growth in RCS small-dollar credit products and general growth in a commercial Core Bank portfolios.

As a percent of total loans, the total Company’s Allowance increased to 0.97% at June 30, 2017 compared to 0.86% at December 31, 2016. The increase in ratio of Allowance to total loans was primarily driven by reserves for RCS small-dollar consumer products.  An analysis of the Allowance by business segment follows:

Traditional Banking segment

The Allowance at the Traditional Banking segment increased to $28 million at June 30, 2017 compared to $27 million at December 31, 2016.  The Allowance to total Traditional Bank loans increased to 0.85% at June 30, 2017 from 0.83% at December 31, 2016.

Warehouse Lending segment

The Allowance on loans originated through the Company’s Warehouse segment remained at approximately $1.5 million, or 0.25% of total Warehouse balances outstanding at June 30, 2017 and December 31, 2016.

Republic Processing Group segment

The Allowance on loans originated through the Company’s RPG segment increased to $9 million at June 30, 2017 from $5 million at December 31, 2016, driven primarily by $4 million of estimated reserves for loss on RCS loan products. The Allowance to total RPG loans increased to 20.53% at June 30, 2017 from 12.82% at December 31, 2016 and 19.80% at June 30, 2016.

RPG maintained an Allowance for three loan products offered through its RCS division at June 30, 2017, including its line-of-credit product, its credit card product and its healthcare-receivables product.  At June 30, 2017, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 35.56% for its credit card portfolio.  A lower reserve percentage was provided for RCS’s healthcare receivables at June 30, 2017, as such receivables are generally repurchased by the Bank’s healthcare partner if they become 90-days-or-more delinquent.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $3 million during the first six months of 2017, primarily due to the payoffs and paydowns of Special Mention loans during the period.

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special mention loans.

Table 9 — Classified and Special Mention Loans

(in thousands)	June 30, 2017	December 31, 2016

Loss	$—	$—
Doubtful	—	—
Substandard	21,549	21,412
Purchased Credit Impaired - Substandard	1,836	2,366
Total Classified Loans	23,385	23,778

Special Mention	28,134	30,702
Purchased Credit Impaired - Group 1	7,737	7,908
Total Special Mention Loans	35,871	38,610

Total Classified and Special Mention Loans	$59,256	$62,388

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $8 million and $10 million at June 30, 2017 and December 31, 2016.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.40% at June 30, 2017 from 0.42% at December 31, 2016, as the total balance of nonperforming loans decreased by $257,000, or 2%, while total loans increased $106 million, or 3% during the first six months of 2017.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	June 30, 2017	December 31, 2016

Loans on nonaccrual status*	$15,467	$15,892
Loans past due 90-days-or-more and still on accrual**	335	167
Total nonperforming loans	15,802	16,059
Other real estate owned	300	1,391
Total nonperforming assets	$16,102	$17,450

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.40%	0.42%
Nonperforming assets to total loans (including OREO)	0.41	0.46
Nonperforming assets to total assets	0.32	0.36

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.40%	0.42%
Nonperforming assets to total loans (including OREO)	0.41	0.46
Nonperforming assets to total assets	0.32	0.36

*Loans on nonaccrual status include impaired loans. See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of PCI loans or smaller balance consumer loans.

Approximately $12 million, or 77%, of the Bank’s total nonperforming loans at June 30, 2017, compared to $13 million, or 80%, as of December 31, 2016, were concentrated in the residential real estate and HELOC categories, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $3 million, or 17%, of the Bank’s total nonperforming loans at June 30, 2017, compared to $3 million, or 17%, at December 31, 2016 were concentrated in the CRE and construction and land development portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 11 — Nonperforming Loan Composition

	June 30, 2017		December 31, 2016
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$9,894	1.03%	$10,955	1.10%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	790	0.46	852	0.54
Commercial real estate	2,613	0.24	2,725	0.26
Construction & land development	71	0.05	77	0.06
Commercial & industrial	449	0.14	154	0.06
Lease financing receivables	—	—	—	—
Home equity	1,502	0.44	1,069	0.31
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	99	0.17	—	—
Other consumer	82	0.53	145	0.73
Total Traditional Banking	15,500	0.47	15,977	0.50
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,500	0.40	15,977	0.42

Republic Processing Group:
Commercial & industrial	—	—	—	—
Consumer:
Easy Advances	—	—	—	—
Republic Credit Solutions	302	0.72	82	0.25
Total Republic Processing Group	302	0.72	82	0.21

Total nonperforming loans	$15,802	0.40	$16,059	0.42

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	101	$4,783	19	$3,463	1	$1,648	121	$9,894
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	4	50	—	—	1	740	5	790
Commercial real estate	2	94	5	1,135	1	1,384	8	2,613
Construction & land development	1	71	—	—	—	—	1	71
Commercial & industrial	—	—	2	449	—	—	2	449
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	23	546	6	956	—	—	29	1,502
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	4	99	—	—	—	—	4	99
Other consumer	27	82	—	—	—	—	27	82
Total Traditional Banking	162	5,725	32	6,003	3	3,772	197	15,500
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	162	5,725	32	6,003	3	3,772	197	15,500

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	—	—	—	—	—	—	—
Republic Credit Solutions	4,417	302	—	—	—	—	4,417	302
Total Republic Processing Group	4,417	302	—	—	—	—	4,417	302

Total	4,579	$6,027	32	$6,003	3	$3,772	4,614	$15,802

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2016		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	120	$5,417	30	$5,538	—	$—	150	$10,955
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	77	—	—	1	775	6	852
Commercial real estate	2	106	5	1,190	1	1,429	8	2,725
Construction & land development	1	77	—	—	—	—	1	77
Commercial & industrial	—	—	1	154	—	—	1	154
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	25	589	3	480	—	—	28	1,069
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	39	145	—	—	—	—	39	145
Total Traditional Banking	192	6,411	39	7,362	2	2,204	233	15,977
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	6,411	39	7,362	2	2,204	233	15,977

Republic Processing Group:
Commercial & industrial	—	—	—	—	—	—	—	—
Consumer:
Easy Advances	—	—	—	—	—	—	—	—
Republic Credit Solutions	1,163	82	—	—	—	—	1,163	82
Total Republic Processing Group	1,163	82	—	—	—	—	1,163	82

Total	1,355	$6,493	39	$7,362	2	$2,204	1,396	$16,059

As presented in Tables 13 and 14 below, approximately $4 million and $6 million in nonperforming loans at December 31, 2016 and 2015 were removed from the nonperforming loan classification during the first six months of 2017 and 2016.

Based on the Bank’s review at June 30, 2017, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Table 13 — Rollforward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Nonperforming loans at beginning of period	$16,996	$19,907	$16,059	$21,936
Loans added to nonperforming status during the period that remained in nonperforming status at end of period	2,042	2,944	4,437	4,246
Loans removed from nonperforming status during the period that were in nonperforming status at the beginning of the period (see table below)	(2,956)	(2,386)	(4,234)	(5,557)
Principal paydowns on loans in nonperforming status at both beginning and end of period	(280)	(475)	(460)	(635)

Nonperforming loans at end of period	$15,802	$19,990	$15,802	$19,990

Table 14 — Detail of Loans at the Beginning of the Period Removed from Nonperforming Status during the Period

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Loans charged-off	$(48)	$(53)	$(48)	$(69)
Loans transferred to OREO	(142)	(1,018)	(472)	(1,490)
Loans refinanced at other institutions	(498)	(1,315)	(1,587)	(3,998)
Loans returned to accrual status	(2,268)	—	(2,127)	—

Total loans removed from nonperforming status during the period that were in nonperforming status at the beginning of the period	$(2,956)	$(2,386)	$(4,234)	$(5,557)

Delinquent Loans

Delinquent loans to total loans increased to 0.23% at June 30, 2017, from 0.24% at December 31, 2016.  Core Bank delinquent loans to total Core Bank loans remained at 0.18% at June 30, 2017 compared to December 31, 2016. With the exception of PCI loans and small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2017 and December 31, 2016 were on nonaccrual status.

Table 15 — Delinquent Loan Composition*

	June 30, 2017		December 31, 2016
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$3,720	0.39%	$4,554	0.46%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	84	0.05	46	0.03
Commercial real estate	1,005	0.09	425	0.04
Construction & land development	—	—	—	—
Commercial & industrial	454	0.14	342	0.13
Lease financing receivables	—	—	—	—
Home equity	1,144	0.33	970	0.28
Consumer:
Credit cards	65	0.36	18	0.13
Overdrafts	192	21.29	161	20.05
Automobile loans	51	0.09	—	—
Other consumer	129	0.84	305	1.54
Total Traditional Banking	6,844	0.21	6,821	0.21
Warehouse lines of credit	—	—	—	—
Total Core Banking	6,844	0.18	6,821	0.18

Republic Processing Group:
Commercial & industrial	—	—	—	—
Consumer:
Easy Advances	—	—	—	—
Republic Credit Solutions	2,169	5.15	2,137	6.63
Total Republic Processing Group	2,169	5.15	2,137	5.49

Total delinquent loans	$9,013	0.23	$8,958	0.24

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

As presented in Tables 16 and 17 below, approximately $4 million and $8 million in delinquent loans at December 31, 2016 and 2015 were removed from delinquent status through the first six months of June 30, 2017 and 2016.

Table 16 — Rollforward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Delinquent loans at beginning of period	$16,163	$12,537	$8,958	$11,731
Loans added to delinquency status during the period and remained in delinquency status at end of period	3,473	4,752	4,500	6,138
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(10,747)	(6,946)	(4,326)	(7,563)
Change in principal balance of loans delinquent at both period ends*	124	264	(119)	301

Delinquent loans at end of period	$9,013	$10,607	$9,013	$10,607

*Includes relatively-small consumer portfolios, e.g., credit cards.

Table 17 — Detail of Loans Removed from Delinquency Status during the Period that were in Delinquency Status at the Beginning of the Period

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Core Bank loans charged-off	$(56)	$(53)	$(34)	$(87)
Easy Advances* paid-off or charged-off	(8,350)	(3,880)	—	—
Loans transferred to OREO	(142)	(1,018)	(442)	(1,491)
Loans refinanced at other institutions	(678)	(887)	(1,550)	(3,043)
Loans paid current	(1,521)	(1,108)	(2,300)	(2,942)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(10,747)	$(6,946)	$(4,326)	$(7,563)

* See additional detail regarding the Easy Advance product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $47 million at June 30, 2017 compared to $53 million at December 31, 2016, a decrease of $6 million during the first six months of 2017.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of June 30, 2017, the Bank had $37 million in TDRs, of which $8 million were also on nonaccrual status. As of December 31, 2016, the Bank had $42 million in TDRs, of which $10 million were also on nonaccrual status.

Table 18 — Impaired Loan Composition

(in thousands)	June 30, 2017	December 31, 2016

Troubled debt restructurings	$36,718	$41,586
Impaired loans (which are not TDRs)	10,420	11,098

Total impaired loans	$47,138	$52,684

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 19 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
June 30, 2017		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	—	$—	2	$300	—	$—	2	$300

Total	—	$—	2	$300	—	$—	2	$300

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2016		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$848	1	$543	—	$—	4	$1,391

Total	3	$848	1	$543	—	$—	4	$1,391

Table 20 — Rollforward of Other Real Estate Owned Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

OREO at beginning of period	$1,362	$1,280	$1,391	$1,220
Transfer from loans to OREO	142	1,282	472	1,938
Proceeds from sale*	(1,453)	(1,139)	(1,954)	(1,983)
Net gain on sale	258	80	470	328
Writedowns	(9)	—	(79)	—

OREO at end of period	$300	$1,503	$300	$1,503

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $63 and $62 million of BOLI on its consolidated balance sheet at June 30, 2017 and December 31, 2016.

Deposits

Table 21 — Deposit Composition

(in thousands)	June 30, 2017	December 31, 2016

Core Bank:
Demand	$910,579	$872,709
Money market accounts	540,005	541,622
Brokered money market accounts	136,616	360,597
Savings	178,890	164,410
Individual retirement accounts*	45,475	42,642
Time deposits, $250 and over*	61,662	37,200
Other certificates of deposit*	159,484	140,894
Brokered certificates of deposit*	38,186	28,666
Total Core Bank interest-bearing deposits	2,070,897	2,188,740
Total Core Bank noninterest-bearing deposits	1,005,668	943,459
Total Core Bank deposits	3,076,565	3,132,199

Republic Processing Group ("RPG"):
Money market accounts	1,404	—
Total RPG interest-bearing deposits	1,404	—

Brokered prepaid card deposits	1,035	15
Other noninterest-bearing deposits	54,934	28,478
Total RPG noninterest-bearing deposits	55,969	28,493
Total RPG deposits	57,373	28,493

Total deposits	$3,133,938	$3,160,692

* Represents a time deposit.

Total Company deposits decreased $27 million, or 1%, from December 31, 2016 to $3.1 billion at June 30, 2017.

Total Company interest-bearing deposits decreased $116 million, or 5% during the first six months of 2017 largely driven by the net paydown of $213 million in brokered deposits, as the Company strategically reduced its use of this funding source. The reduction in brokered deposits was partially offset by $54 million in interest-bearing deposits raised through the Company’s separately branded digital platform, MemoryBank, as well as an increase of $46 million, or 21%, in non-brokered time deposits during the first six months of 2017.

Total Company noninterest bearing deposits increased $90 million, or 9%, during the first six months of 2017. Noninterest-bearing deposits at the RPG segment increased $27 million from December 31, 2016 to $57 million at June 30, 2017, while Core Banking noninterest-bearing deposits increased $62 million, or 7%.  The increase in the Core Bank’s noninterest-bearing deposits was largely driven by growth in the Bank’s free-business-checking products, which are the Bank’s primary product offering for small business accounts.

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

SSUARs decreased approximately $60 million, or 35%, during the first six months of 2017 driven primarily by normal seasonal cash flow needs of one of the Company’s large corporate clients.  The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Federal Home Loan Bank Advances

FHLB advances increased $200 million, or 25%, from December 31, 2016 to $1.0 billion at June 30, 2017, with the Bank reducing its term advances by $140 million and increasing its overnight advances by $340 million during the first six months of 2017. During the first six months of 2017, the Bank obtained $25 million in additional fixed-rate term advances with a weighted average rate of 1.88% and a weighted average term of 3.0 years, while $165 million of fixed-rate term advances with a weighted average rate of 1.89% matured during the period. The Bank held $625 million in overnight advances at a rate of 1.17% as of June 30, 2017, compared to $285 million in overnight advances at a rate of 0.64% at December 31, 2016.

The Bank chose to increase its overnight advances and reduce its term advances in order to take advantage of the lower borrowing costs associated with overnight borrowings.  The Bank was able to implement this strategy due to its projected favorable risk position in the event of rising interest rates. See the section titled “Asset/Liability Management and Market Risk” in this section of the filing for additional discussion regarding the Bank’s interest-rate sensitivity.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 132% at June 30, 2017 and 138% at December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents on-hand of $333 million and $289 million. In addition, the Bank had available borrowing capacity of $96 million and $378 million from the FHLB at June 30, 2017 and December 31, 2016. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $343 million and $291 million as of June 30, 2017 and December 31, 2016 and unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of June 30, 2017 and December 31, 2016.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2017 and December 31, 2016, these pledged investment securities had a fair value of $182 million and $232 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2017, the Bank had approximately $542 million in deposits from 74 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $371 million, or 12%, of the Company’s total deposit balances at June 30, 2017. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and in some cases fallen short of, its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  As of June 30, 2017, the Bank was in compliance with all Board-approved liquidity policies.

Capital

Total stockholders’ equity increased from $604 million at December 31, 2016 to $627 million at June 30, 2017. The increase in stockholders’ equity was primarily attributable to net income earned during 2017 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2017, RB&T could, without prior approval, declare dividends of approximately $68 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.02% at June 30, 2017 compared to 13.32% at December 31, 2016. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on July 1, 2017, and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 22 — Capital Ratios

	As of June 30, 2017		As of December 31, 2016
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$682,718	16.33%	$655,908	16.37%
Republic Bank & Trust Company	580,169	13.90	553,905	13.86

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$605,564	14.48%	$584,530	14.59%
Republic Bank & Trust Company	542,271	12.99	520,985	13.03

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$644,820	15.42%	$622,988	15.55%
Republic Bank & Trust Company	542,271	12.99	520,985	13.03

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$644,820	13.87%	$622,988	13.54%
Republic Bank & Trust Company	542,271	11.68	520,985	11.34

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

As of June 30, 2017, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points.  The Federal Open Market Committee raised the FFTR for the third time in a six-month period during June 2017, with further guidance suggesting that increases to the FFTR were more likely than not during 2017.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2017 and ending June 30, 2018 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees.

Table 23 — Bank Interest Rate Sensitivity as of June 30, 2017

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	(0.30)%	5.40%	7.60%	9.40%	10.10%
Board policy limit on % change from base	(4.00)	(4.00)	(8.00)	(12.00)	(16.00)

As reflected in the table above, based on its dynamic simulation model, the Bank was in compliance with its Board-approved policies concerning sensitivity to interest rate risk as of June 30, 2017.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2017 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	—	—	—
June 1 - June 30	—	—	—
Total	—	$—	—	236,361

The Company did not repurchase any shares during the second quarter of 2017. Also, there were no shares exchanged for stock option exercises during the second quarter of 2017. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2017, the Company had 236,361 shares that could be repurchased under its current share repurchase programs.

During the second quarter of 2017, there were no Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2017, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 9, 2017	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

August 9, 2017	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer