Form 10-Q
period 2017-09-30
REPUBLIC BANCORP INC /KY/
filed 2017-11-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2017, was 18,617,537 and 2,242,955.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	September 30,	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$329,862	$289,309
Securities available for sale	458,719	481,275
Securities held to maturity (fair value of $65,949 in 2017 and $53,249 in 2016)	65,177	52,864
Mortgage loans held for sale, at fair value	4,083	11,662
Consumer loans held for sale, at fair value	3,368	2,198
Consumer loans held for sale, at the lower of cost or fair value	5,684	1,310
Loans	3,957,512	3,810,778
Allowance for loan and lease losses	(40,191)	(32,920)
Loans, net	3,917,321	3,777,858
Federal Home Loan Bank stock, at cost	32,067	28,208
Premises and equipment, net	41,649	40,462
Premises, held for sale	3,196	2,407
Goodwill	16,300	16,300
Other real estate owned	167	1,391
Bank owned life insurance	62,972	61,794
Other assets and accrued interest receivable	52,609	49,271

TOTAL ASSETS	$4,993,174	$4,816,309

LIABILITIES

Deposits:
Noninterest-bearing	$1,040,414	$971,952
Interest-bearing	2,309,315	2,188,740
Total deposits	3,349,729	3,160,692

Securities sold under agreements to repurchase and other short-term borrowings	173,311	173,473
Federal Home Loan Bank advances	757,500	802,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	38,107	33,998

Total liabilities	4,359,887	4,211,903

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,904	4,906
Additional paid in capital	139,314	138,192
Retained earnings	487,574	460,621
Accumulated other comprehensive income	1,495	687

Total stockholders’ equity	633,287	604,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,993,174	$4,816,309

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME:

Loans, including fees	$50,271	$41,597	$153,010	$120,772
Taxable investment securities	2,364	1,942	6,910	5,817
Federal Home Loan Bank stock and other	1,090	395	2,509	1,500
Total interest income	53,725	43,934	162,429	128,089

INTEREST EXPENSE:

Deposits	2,587	1,620	6,790	4,359
Securities sold under agreements to repurchase and other short-term borrowings	161	11	332	51
Federal Home Loan Bank advances	2,383	2,664	6,618	8,590
Subordinated note	287	241	807	680
Total interest expense	5,418	4,536	14,547	13,680

NET INTEREST INCOME	48,307	39,398	147,882	114,409

Provision for loan and lease losses	4,221	2,489	21,633	9,489

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	44,086	36,909	126,249	104,920

NONINTEREST INCOME:

Service charges on deposit accounts	3,395	3,416	10,032	9,838
Net refund transfer fees	177	132	18,329	19,119
Mortgage banking income	1,102	3,081	3,707	5,902
Interchange fee income	2,475	2,415	7,348	6,755
Program fees	1,597	979	3,972	1,942
Increase in cash surrender value of bank owned life insurance	394	406	1,178	1,114
Net gains (losses) on other real estate owned	31	(137)	422	191
Other	1,203	1,009	3,236	2,163
Total noninterest income	10,374	11,301	48,224	47,024

NONINTEREST EXPENSE:

Salaries and employee benefits	20,505	18,068	61,731	52,965
Occupancy and equipment, net	5,841	5,573	17,594	16,026
Communication and transportation	1,239	1,029	3,450	2,974
Marketing and development	1,677	1,076	4,090	2,773
FDIC insurance expense	300	345	1,050	1,483
Bank franchise tax expense	749	846	3,974	3,944
Data processing	1,795	1,659	5,142	4,535
Interchange related expense	928	1,118	3,057	3,069
Supplies	241	280	1,029	969
Other real estate owned expense	55	159	284	355
Legal and professional fees	446	539	1,794	1,965
FHLB advance prepayment penalty	—	846	—	846
Impairment of premises held for sale	965	58	1,082	133
Other	3,285	1,938	8,422	5,904
Total noninterest expense	38,026	33,534	112,699	97,941

INCOME BEFORE INCOME TAX EXPENSE	16,434	14,676	61,774	54,003
INCOME TAX EXPENSE	5,728	4,848	20,980	18,100
NET INCOME	$10,706	$9,828	$40,794	$35,903

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.51	$0.47	$1.97	$1.73
Class B Common Stock	0.47	0.43	1.79	1.58

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.51	$0.47	$1.96	$1.73
Class B Common Stock	0.47	0.43	1.78	1.57

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.220	$0.209	$0.649	$0.616
Class B Common Stock	0.200	0.190	0.590	0.560

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$10,706	$9,828	$40,794	$35,903

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	9	127	(67)	(663)
Reclassification amount for derivative losses realized in income	51	83	175	256
Change in unrealized gain (loss) on securities available for sale	(237)	(788)	892	1,920
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	90	57	244	(91)
Total other comprehensive income before income tax	(87)	(521)	1,244	1,422
Tax effect	30	180	(436)	(497)
Total other comprehensive income, net of tax	(57)	(341)	808	925

COMPREHENSIVE INCOME	$10,649	$9,487	$41,602	$36,828

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2017

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2017	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

Net income	—	—	—	—	40,794	—	40,794

Net change in accumulated other comprehensive income	—	—	—	—	—	808	808

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(12,082)	—	(12,082)
Class B Shares	—	—	—	—	(1,324)	—	(1,324)

Stock options exercised, net of shares redeemed	2	—	—	33	—	—	33

Repurchase of Class A Common Stock	(13)	—	(2)	(121)	(435)	—	(558)

Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	135	—	—	135

Deferred director compensation expense - Class A Common Stock	5	—	—	147	—	—	147

Stock based compensation expense - performance stock units	—	—	—	364	—	—	364

Stock based compensation expense - restricted stock	7	—	—	373	—	—	373

Stock based compensation expense - stock options	—	—	—	191	—	—	191

Balance, September 30, 2017	18,618	2,243	$4,904	$139,314	$487,574	$1,495	$633,287

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$40,794	$35,903
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	231	425
Accretion on loans, deposits and core deposit intangible, net	(3,981)	(1,813)
Depreciation of premises and equipment	6,178	5,281
Amortization of mortgage servicing rights	1,104	1,200
Provision for loan and lease losses	21,633	9,489
Net gain on sale of mortgage loans held for sale	(3,221)	(5,647)
Origination of mortgage loans held for sale	(119,265)	(154,607)
Proceeds from sale of mortgage loans held for sale	130,065	154,766
Net gain on sale of consumer loans held for sale	(3,869)	(1,768)
Origination of consumer loans held for sale	(454,844)	(248,430)
Proceeds from sale of consumer loans held for sale	453,169	247,928
Net gain realized on sale of other real estate owned	(577)	(392)
Writedowns of other real estate owned	155	200
Impairment of premises held for sale	1,082	133
Deferred director compensation expense - Class A Common Stock	147	149
Stock based compensation expense	928	754
Increase in cash surrender value of bank owned life insurance	(1,178)	(1,114)
Net change in other assets and liabilities:
Accrued interest receivable	(1,001)	(83)
Accrued interest payable	(12)	(219)
Other assets	(3,367)	(3,064)
Other liabilities	3,283	(724)
Net cash provided by operating activities	67,454	38,367

INVESTING ACTIVITIES:
Net change in cash for acquisition of Cornerstone Bancorp, Inc.	—	(9,088)
Purchases of securities available for sale	(91,451)	(400,079)
Purchases of securities held to maturity	(15,460)	—
Proceeds from calls, maturities and paydowns of securities available for sale	114,930	428,649
Proceeds from calls, maturities and paydowns of securities held to maturity	3,129	4,504
Net change in outstanding warehouse lines of credit	14,279	(274,457)
Purchase of non-business-acquisition loans, including premiums paid	(4,811)	(48,876)
Net change in other loans	(166,845)	(62,932)
Proceeds from sale of mortgage loans transferred to held for sale	—	72,330
Proceeds from redemption of Federal Home Loan Bank stock	—	224
Purchase of Federal Home Loan Bank stock	(3,859)	—
Proceeds from sales of other real estate owned	2,202	2,660
Net purchases of premises and equipment	(9,236)	(5,466)
Net cash used in investing activities	(157,122)	(292,531)

FINANCING ACTIVITIES:
Net change in deposits	189,037	443,745
Net change in securities sold under agreements to repurchase and other short-term borrowings	(162)	(242,975)
Payments of Federal Home Loan Bank advances	(460,000)	(267,000)
Proceeds from Federal Home Loan Bank advances	415,000	430,000
Payoff of subordinated note, net of common security interest	—	(4,000)
Repurchase of Class A Common Stock	(558)	(1,134)
Net proceeds from Class A Common Stock options exercised	33	80
Cash dividends paid	(13,129)	(12,467)
Net cash provided by financing activities	130,221	346,249

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,553	92,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289,309	210,082
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$329,862	$302,167

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$14,559	$13,882
Income taxes	20,570	18,956

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$556	$3,939
Transfers from loans held for investment to held for sale	—	71,201
Loans provided for sales of other real estate owned	—	256

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2017 and 2016 AND DECEMBER 31, 2016 (UNAUDITED)

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

The Bank is a Kentucky-based, state chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”) and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly-classified RPG operations. Also, as part of the updated segmentation, management will report the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly-classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

Core Banking

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

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

Traditional Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Traditional Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources. Federal Home Loan Bank (“FHLB”) advances have traditionally been a significant borrowing source for the Bank.

Other sources of Traditional Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, fees charged to clients for trust services, and increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”).

Traditional Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, data processing, interchange related expenses, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance expense, franchise tax expense and various other general and administrative costs. Traditional Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

Warehouse Lending segment — Through its Warehouse Lending segment, the Core Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit.  These credit facilities are primarily secured by single family, first lien residential real estate loans.  The credit facility enables the mortgage banking clients to close single family, first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank or purchased by the Bank through its Correspondent Lending channel. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans.  Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

Mortgage Banking segment — Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are originated and sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS segment occurs in the first half of the year. The TRS segment traditionally operates at a loss during the second half of the year, during which time the segment incurs costs preparing for the upcoming year’s tax season.

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

Republic Payment Solutions division — RPS is managed and operated within the TRS segment.  The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third-party program managers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

The Company reports fees related to RPS programs under Program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.”

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line of credit – Through RCS, the Bank originates a line-of-credit product, sells 90% of the balances generated within two business days of loan origination and retains the remaining 10% interest. The line-of-credit product represented the substantial majority of RCS activity during 2017 and 2016, as RCS expanded in June 2015 beyond the pilot phase for this product.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Credit card – Through RCS, the Bank originates a credit card product, sells 90% of the balances generated within two business days of each transaction occurrence and retains the remaining 10% interest. The credit card product was first piloted in December 2015.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Healthcare receivables – Through RCS, the Bank originates a healthcare-receivables product through two different third party relationships. For one third party relationship the Bank retains 100% of the receivables originated.  For the other third party relationship, the Bank retains 100% of the receivables originated in some instances and sells 100% of the receivables in other instances within one month of origination.  The Bank began offering a healthcare-receivables products during 2014.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Installment loan – Through RCS, the Bank originates an installment-loan product and sells 100% of the balances generated approximately 21 days after origination.  The installment-loan product was first offered during the first quarter of 2016. Unlike RCS’s other products, the Company carries these installment loans held for sale at fair value, with this portfolio marked to market on a monthly basis.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Accounting Standards Updates (“ASUs”)

The following ASUs were issued prior to September 30, 2017 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

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

			January 1, 2018	Modified-retrospective approach.

Because most financial instruments are outside the scope of this ASU, the Company believes the impact on its financial statements will likely be immaterial, with the largest impact on the Company's nontraditional products.  The Company does expect to take the following actions in association with the adoption of this ASU:  1) amend its accounting policies and procedures to assure proper revenue recognition in conformity with this ASU; 2) update its revenue-recognition financial statement disclosures as guided by this ASU.

2016-02	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.

During 2017, the Company completed a pro forma impact analysis on the Company's financial statements of implementing this standard. Based on this analysis, the Company believes approximately $33 million of leases will be placed on its balance sheet, with this amount increasing both total assets and total liabilities.  Additionally, the Company's analysis reflected that this ASU would have minimal impact on the Company's performance metrics, including regulatory capital ratios and return on average assets. From a client perspective, the Company is currently reviewing the impact of this ASU on any debt covenants.

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

2017-11	Earnings Per Share (Topic 260)

The amendments in this ASU simplify the accounting for certain financial instruments by requiring companies to disregard the "down round feature" when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share data ("EPS") will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

			January 1, 2019	Prospectively, early adoption permitted.	Immaterial

2017-12	Derivatives and Hedging (Topic 815)	The amendments in this ASU make certain targeted improvements to simplify the application of hedge accounting.	January 1, 2019	Prospectively, early adoption permitted.	Immaterial

2017-13	Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)	The amendments in this ASU add Securities and Exchange Commission ("SEC") paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force meeting.	Effective in conjunction with each ASU addressed within this ASU.	Not applicable.	See above

The following ASUs were adopted by the Company during the nine months ended September 30, 2017:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-09	Compensation – Stock Compensation (Topic 718)

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

For the three and nine months ended September 30, 2016, the Company’s consolidated statements of income included approximately $257,000 and $1.2 million of acquisition-related noninterest expense associated with the Cornerstone acquisition.

3. INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$236,899	$13	$(653)	$236,259
Private label mortgage backed security	3,245	1,330	—	4,575
Mortgage backed securities - residential	102,657	1,644	(299)	104,002
Collateralized mortgage obligations	92,348	425	(539)	92,234
Freddie Mac preferred stock	—	407	—	407
Community Reinvestment Act mutual fund	2,500	5	(24)	2,481
Corporate bonds	15,002	259	—	15,261
Trust preferred security	3,482	18	—	3,500
Total securities available for sale	$456,133	$4,101	$(1,515)	$458,719

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$295,425	$226	$(1,107)	$294,544
Private label mortgage backed security	3,691	1,086	—	4,777
Mortgage backed securities - residential	71,197	2,027	(220)	73,004
Collateralized mortgage obligations	88,559	334	(1,239)	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Corporate bonds	15,004	154	—	15,158
Trust preferred security	3,449	—	(249)	3,200
Total securities available for sale	$479,825	$4,310	$(2,860)	$481,275

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2017 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$153	$11	$—	$164
Collateralized mortgage obligations	24,378	239	(21)	24,596
Corporate bonds	40,182	541	—	40,723
Obligations of state and political subdivisions	464	2	—	466
Total securities held to maturity	$65,177	$793	$(21)	$65,949

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$506	$—	$(2)	$504
Mortgage backed securities - residential	158	12	—	170
Collateralized mortgage obligations	27,142	250	(124)	27,268
Corporate bonds	25,058	312	(63)	25,307
Total securities held to maturity	$52,864	$574	$(189)	$53,249

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During the three and nine months ended September 30, 2017 there were no gains or losses on sales or calls of securities available for sale.

During the three and nine months ended September 30, 2016 there were no gains or losses on sales or calls of securities available for sale.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2017 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
September 30, 2017 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$85,073	$85,055	$—	$—
Due from one year to five years	156,828	156,225	10,574	10,606
Due from five years to ten years	10,000	10,240	30,072	30,583
Due beyond ten years	3,482	3,500	—	—
Private label mortgage backed security	3,245	4,575	—	—
Mortgage backed securities - residential	102,657	104,002	153	164
Collateralized mortgage obligations	92,348	92,234	24,378	24,596
Freddie Mac preferred stock	—	407	—	—
Community Reinvestment Act mutual fund	2,500	2,481	—	—
Total securities	$456,133	$458,719	$65,177	$65,949

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an other-than-temporary impairment (“OTTI”) charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  In 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to AOCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of September 30, 2017, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $407,000.

Corporate Bonds

The Company’s portfolio of corporate bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 11% and 8% of the Bank’s investment portfolio as of September 30, 2017 and December 31, 2016.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At September 30, 2017, with the exception of the $4.6 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Fannie Mae. At September 30, 2017 and December 31, 2016, there were gross unrealized losses of $838,000 and $1.5 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

Unrealized-Loss Analysis

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$9,933	$(67)	$186,270	$(586)	$196,203	$(653)
Mortgage backed securities - residential	—	—	48,738	(299)	48,738	(299)
Collateralized mortgage obligations	—	—	41,752	(539)	41,752	(539)
Community Reinvestment Act mutual fund	1,476	(24)	—	—	1,476	(24)
Total securities available for sale	$11,409	$(91)	$276,760	$(1,424)	$288,169	$(1,515)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$138,002	$(1,107)	$—	$—	$138,002	$(1,107)
Mortgage backed securities - residential	9,427	(122)	4,211	(98)	13,638	(220)
Collateralized mortgage obligations	37,547	(690)	15,668	(549)	53,215	(1,239)
Community Reinvestment Act mutual fund	2,455	(45)	—	—	2,455	(45)
Trust preferred security	3,200	(249)	—	—	3,200	(249)
Total securities available for sale	$190,631	$(2,213)	$19,879	$(647)	$210,510	$(2,860)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Collateralized mortgage obligations	$—	$—	$6,602	$(21)	$6,602	$(21)
Total securities held to maturity	$—	$—	$6,602	$(21)	$6,602	$(21)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$506	$(2)	$—	$—	$506	$(2)
Collateralized mortgage obligations	13,315	(124)	—	—	13,315	(124)
Corporate bonds	—	—	4,937	(63)	4,937	(63)
Total securities held to maturity	$13,821	$(126)	$4,937	$(63)	$18,758	$(189)

At September 30, 2017, the Bank’s security portfolio consisted of 185 securities, 45 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.6 million at September 30, 2017. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2017	December 31, 2016

Carrying amount	$212,825	$231,695
Fair value	213,048	231,891

4. LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans.  Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Core Bank’s Mortgage Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 11 “Mortgage Banking Activities” of this section of the filing.

Consumer Loans Held for Sale, at Fair Value

During the first quarter of 2016, RCS initiated an installment-loan program, in which the Company sells 100% of the receivables approximately 21 days after origination.  The Company carries these loans at fair value, with the loans marked to market on a monthly basis and changes in fair value reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$3,235	$6,826	$2,198	$—
Origination of consumer loans held for sale	15,066	20,057	46,847	33,714
Proceeds from the sale of consumer loans held for sale	(15,115)	(25,397)	(45,988)	(32,355)
Net gain on sale of consumer loans held for sale	182	205	311	332
Balance, end of period	$3,368	$1,691	$3,368	$1,691

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale its line-of-credit product, credit card product and its health care receivables product. The Bank sells 90% of the line-of-credit and credit card balances within two business days of loan origination and retains a 10% interest. Hospital receivables originated for sale are based on a predetermined pool subject to defined criteria. The line-of-credit product represents the substantial majority of activity in consumer loans held for sale carried at the lower of cost or fair value.  Any gains or losses on the sale of RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$2,464	$1,122	$1,310	$514
Origination of consumer loans held for sale	164,815	99,346	407,997	214,716
Proceeds from the sale of consumer loans held for sale	(162,947)	(100,099)	(407,181)	(215,573)
Net gain on sale of consumer loans held for sale	1,352	724	3,558	1,436
Balance, end of period	$5,684	$1,093	$5,684	$1,093

5. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

(in thousands)	September 30, 2017	December 31, 2016

Traditional Banking:
Residential real estate:
Owner occupied	$933,726	$1,000,148
Owner occupied - correspondent*	125,643	149,028
Nonowner occupied	193,379	156,605
Commercial real estate	1,161,225	1,060,496
Construction & land development	138,837	119,650
Commercial & industrial	327,214	259,026
Lease financing receivables	15,367	13,614
Home equity	346,154	341,285
Consumer:
Credit cards	19,898	13,414
Overdrafts	892	803
Automobile loans	63,639	52,579
Other consumer	13,247	19,744
Total Traditional Banking	3,339,221	3,186,392
Warehouse lines of credit*	571,160	585,439
Total Core Banking	3,910,381	3,771,831

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Commercial & industrial	265	6,695
Republic Credit Solutions	46,866	32,252
Total Republic Processing Group	47,131	38,947

Total loans**	3,957,512	3,810,778
Allowance for loan and lease losses	(40,191)	(32,920)

Total loans, net	$3,917,321	$3,777,858

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016

Contractually receivable	$3,960,048	$3,816,086
Unearned income(1)	(1,206)	(1,050)
Unamortized premiums(2)	1,258	1,838
Unaccreted discounts(3)	(6,478)	(9,397)
Net unamortized deferred origination fees and costs(4)	3,890	3,301
Carrying value of loans	$3,957,512	$3,810,778

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and predominately relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Loan Purchases

Primarily from its Warehouse clients, the Core Bank acquires single family, first lien mortgage loans that meet the Core Bank’s specifications through its Correspondent Lending channel. The volume of loans purchased through the Correspondent Lending channel may fluctuate from time to time based on several factors, including, but not limited to, borrower demand, other investment options and the Bank’s current and forecasted liquidity position. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 73% of loans acquired through this origination channel as of September 30, 2017, secured by collateral in the state of California.

In addition, the Bank has acquired in the past unsecured consumer installment loans for investment from a third-party originator. Such consumer loans were purchased at par and were selected by the Bank based on certain underwriting specifications.

The following table reflects the purchased activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Residential real estate:
Owner occupied - correspondent*	$2,155	$9,631	$4,811	$44,454
Consumer:
Other consumer*	—	—	—	4,422
Total purchased loans	$2,155	$9,631	$4,811	$48,876

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

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 Cornerstone acquisition:

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90-days-or-more when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016

Contractually-required principal	$10,792	$15,587
Non-accretable amount	(1,747)	(1,713)
Accretable amount	(1,693)	(3,600)
Carrying value of loans	$7,352	$10,274

The following table presents a rollforward of the accretable amount on all PCI loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$(3,333)	$(4,087)	$(3,600)	$(4,125)
Transfers between non-accretable and accretable*	(44)	179	31	(299)
Net accretion into interest income on loans, including loan fees	1,684	48	1,876	945
Generated from acquisition of Cornerstone Bancorp, Inc. (recasted)	—	—	—	(381)
Balance, end of period	$(1,693)	$(3,860)	$(1,693)	$(3,860)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

Based on the Bank’s internal analyses performed as of September 30, 2017 and December 31, 2016, the following tables reflect loans by risk category. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016:

September 30, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$19,866	$12,180	$—	$182	$1,673	$33,901
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	643	1,016	—	510	—	2,169
Commercial real estate	1,146,117	5,358	4,977	—	4,773	—	1,161,225
Construction & land development	138,095	—	742	—	—	—	138,837
Commercial & industrial	326,846	263	82	—	23	—	327,214
Lease financing receivables	15,367	—	—	—	—	—	15,367
Home equity	83	83	1,743	—	91	97	2,097
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	97	—	—	—	97
Other consumer	417	417	240	—	3	—	1,077
Total Traditional Banking	1,626,925	26,630	21,077	—	5,582	1,770	1,681,984
Warehouse lines of credit	571,160	—	—	—	—	—	571,160
Total Core Banking	2,198,085	26,630	21,077	—	5,582	1,770	2,253,144

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Commercial & industrial	265	—	—	—	—	—	265
Republic Credit Solutions	—	—	851	—	—	—	851
Total Republic Processing Group	265	—	851	—	—	—	1,116

Total rated loans	$2,198,350	$26,630	$21,928	$—	$5,582	$1,770	$2,254,260

December 31, 2016		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$21,344	$13,117	$—	$218	$2,267	$36,946
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	656	1,115	—	523	—	2,294
Commercial real estate	1,042,137	7,086	4,224	—	7,049	—	1,060,496
Construction & land development	118,769	90	791	—	—	—	119,650
Commercial & industrial	257,579	1,270	154	—	23	—	259,026
Lease financing receivables	13,614			—	—	—	13,614
Home equity	—	256	1,763	—	94	99	2,212
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—
Other consumer	—	—	166	—	1	—	167
Total Traditional Banking	1,432,099	30,702	21,330	—	7,908	2,366	1,494,405
Warehouse lines of credit	585,439	—	—	—	—	—	585,439
Total Core Banking	2,017,538	30,702	21,330	—	7,908	2,366	2,079,844

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Commercial & industrial	6,695	—	—	—	—	—	6,695
Republic Credit Solutions	—	—	82	—	—	—	82
Total Republic Processing Group	6,695	—	82	—	—	—	6,777

Total rated loans	$2,024,233	$30,702	$21,412	$—	$7,908	$2,366	$2,086,621

* The above tables exclude all non-classified or non-rated residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses (“Allowance”) by loan class follows:

	Allowance Rollforward
	Three Months Ended September 30,
	2017					2016
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,740	$(222)	$(52)	$107	$6,573	$7,893	$(562)	$(56)	$142	$7,417
Owner occupied - correspondent	324	(10)	—	—	314	592	(200)	—	—	392
Nonowner occupied	1,237	100	—	—	1,337	1,052	113	—	—	1,165
Commercial real estate	8,368	325	—	77	8,770	7,805	192	—	34	8,031
Construction & land development	2,508	(435)	—	3	2,076	1,332	66	—	10	1,408
Commercial & industrial	1,682	388	(152)	12	1,930	1,441	(182)	—	121	1,380
Lease financing receivables	151	11	—	—	162	115	13	—	—	128
Home equity	3,787	14	(4)	51	3,848	3,016	633	(145)	31	3,535
Consumer:
Credit cards	588	50	(38)	6	606	456	105	(91)	17	487
Overdrafts	806	311	(276)	51	892	824	(34)	(239)	55	606
Automobile loans	640	40	(12)	1	669	281	178	(12)	—	447
Other consumer	918	111	(155)	67	941	585	(33)	(180)	70	442
Total Traditional Banking	27,749	683	(689)	375	28,118	25,392	289	(723)	480	25,438
Warehouse lines of credit	1,502	(74)	—	—	1,428	1,465	188	—	—	1,653
Total Core Banking	29,251	609	(689)	375	29,546	26,857	477	(723)	480	27,091

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	(840)	—	840	—	—	(89)	—	89	—
Refund Anticipation Loans	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	8,647	4,452	(2,680)	226	10,645	2,451	2,101	(1,348)	141	3,345
Total Republic Processing Group	8,647	3,612	(2,680)	1,066	10,645	2,451	2,012	(1,348)	230	3,345

Total	$37,898	$4,221	$(3,369)	$1,441	$40,191	$29,308	$2,489	$(2,071)	$710	$30,436

	Allowance Rollforward
	Nine Months Ended September 30,
	2017					2016
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$7,158	$(653)	$(163)	$231	$6,573	$8,301	$(860)	$(317)	$293	$7,417
Owner occupied - correspondent	373	(59)	—	—	314	623	(231)	—	—	392
Nonowner occupied	1,139	212	(14)	—	1,337	1,052	105	—	8	1,165
Commercial real estate	8,078	577	—	115	8,770	7,672	260	(41)	140	8,031
Construction & land development	1,850	222	—	4	2,076	1,303	119	(44)	30	1,408
Commercial & industrial	1,511	537	(152)	34	1,930	1,455	130	(330)	125	1,380
Lease financing receivables	136	26	—	—	162	89	39	—	—	128
Home equity	3,757	62	(99)	128	3,848	2,996	633	(229)	135	3,535
Consumer:
Credit cards	490	181	(86)	21	606	448	163	(153)	29	487
Overdrafts	675	731	(687)	173	892	351	639	(571)	187	606
Automobile loans	526	160	(19)	2	669	56	402	(12)	1	447
Other consumer	771	615	(691)	246	941	479	168	(442)	237	442
Total Traditional Banking	26,464	2,611	(1,911)	954	28,118	24,825	1,567	(2,139)	1,185	25,438
Warehouse lines of credit	1,464	(36)	—	—	1,428	967	686	—	—	1,653
Total Core Banking	27,928	2,575	(1,911)	954	29,546	25,792	2,253	(2,139)	1,185	27,091

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	7,041	(8,123)	1,082	—	—	3,127	(3,474)	347	—
Refund Anticipation Loans	—	(253)	—	253	—	—	(222)	—	222	—
Commercial & industrial	25	(25)	—	—	—	—	—	—	—	—
Republic Credit Solutions	4,967	12,295	(7,216)	599	10,645	1,699	4,331	(3,004)	319	3,345
Total Republic Processing Group	4,992	19,058	(15,339)	1,934	10,645	1,699	7,236	(6,478)	888	3,345

Total	$32,920	$21,633	$(17,250)	$2,888	$40,191	$27,491	$9,489	$(8,617)	$2,073	$30,436

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Loans on nonaccrual status*	$15,475	$15,892
Loans past due 90-days-or-more and still on accrual**	906	167

Total nonperforming loans	16,381	16,059
Other real estate owned	167	1,391
Total nonperforming assets	$16,548	$17,450

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.41%	0.42%
Nonperforming assets to total loans (including OREO)	0.42	0.46
Nonperforming assets to total assets	0.33	0.36

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.40%	0.42%
Nonperforming assets to total loans (including OREO)	0.40	0.46
Nonperforming assets to total assets	0.32	0.36

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Traditional Banking:
Residential real estate:
Owner occupied	$9,528	$10,955	$—	$—
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	21	852	—	—
Commercial real estate	4,411	2,725	—	—
Construction & land development	68	77	—	—
Commercial & industrial	46	154	—	—
Lease financing receivables	—	—	—	—
Home equity	1,308	1,069	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	72	—	—	—
Other consumer	21	60	55	85
Total Traditional Banking	15,475	15,892	55	85
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,475	15,892	55	85

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Commercial & industrial	—	—	—	—
Republic Credit Solutions	—	—	851	82
Total Republic Processing Group	—	—	851	82

Total	$15,475	$15,892	$906	$167

*  Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,422	$442	$1,715	$3,579	$930,147	$933,726
Owner occupied - correspondent	—	—	—	—	125,643	125,643
Nonowner occupied	658	—	—	658	192,721	193,379
Commercial real estate	—	379	1,708	2,087	1,159,138	1,161,225
Construction & land development	—	—	—	—	138,837	138,837
Commercial & industrial	37	—	—	37	327,177	327,214
Lease financing receivables	—	—	—	—	15,367	15,367
Home equity	130	181	526	837	345,317	346,154
Consumer:
Credit cards	56	40	—	96	19,802	19,898
Overdrafts	208	1	—	209	683	892
Automobile loans	23	25	25	73	63,566	63,639
Other consumer	82	44	54	180	13,067	13,247
Total Traditional Banking	2,616	1,112	4,028	7,756	3,331,465	3,339,221
Warehouse lines of credit	—	—	—	—	571,160	571,160
Total Core Banking	2,616	1,112	4,028	7,756	3,902,625	3,910,381

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	265	265
Republic Credit Solutions	2,793	626	851	4,270	42,596	46,866
Total Republic Processing Group	2,793	626	851	4,270	42,861	47,131

Total	$5,409	$1,738	$4,879	$12,026	$3,945,486	$3,957,512
Delinquency ratio***	0.14%	0.04%	0.12%	0.30%

*All loans past due 90-days-or-more, excluding PCI loans and small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,696	$337	$2,521	$4,554	$995,594	$1,000,148
Owner occupied - correspondent	—	—	—	—	149,028	149,028
Nonowner occupied	—	—	46	46	156,559	156,605
Commercial real estate	8	—	417	425	1,060,071	1,060,496
Construction & land development	—	—	—	—	119,650	119,650
Commercial & industrial	342	—	—	342	258,684	259,026
Lease financing receivables	—	—	—	—	13,614	13,614
Home equity	316	160	494	970	340,315	341,285
Consumer:
Credit cards	14	4	—	18	13,396	13,414
Overdrafts	159	1	1	161	642	803
Automobile loans	—	—	—	—	52,579	52,579
Other consumer	114	106	85	305	19,439	19,744
Total Traditional Banking	2,649	608	3,564	6,821	3,179,571	3,186,392
Warehouse lines of credit	—	—	—	—	585,439	585,439
Total Core Banking	2,649	608	3,564	6,821	3,765,010	3,771,831

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	6,695	6,695
Republic Credit Solutions	1,751	304	82	2,137	30,115	32,252
Total Republic Processing Group	1,751	304	82	2,137	36,810	38,947

Total	$4,400	$912	$3,646	$8,958	$3,801,820	$3,810,778
Delinquency ratio***	0.12%	0.02%	0.10%	0.24%

*All loans past due 90-days-or-more, excluding PCI loans and small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2017	December 31, 2016

Loans with no allocated Allowance	$19,419	$21,416
Loans with allocated Allowance	28,300	31,268

Total impaired loans	$47,719	$52,684

Amount of the allocated Allowance	$4,584	$4,925

Approximately $2 million and $4 million of impaired loans at September 30, 2017 and December 31, 2016 were PCI loans. Approximately $2 million and $3 million of impaired loans at September 30, 2017 and December 31, 2016 were formerly PCI loans that became classified as “Impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method:

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
September 30, 2017	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,721	$3,519	$333	$—	$6,573	$29,581	$902,290	$1,673	$182	$933,726
Owner occupied - correspondent	—	314	—	—	314	—	125,643	—	—	125,643
Nonowner occupied	7	1,323	7	—	1,337	1,526	191,343	259	251	193,379
Commercial real estate	438	8,295	37	—	8,770	10,898	1,145,554	142	4,631	1,161,225
Construction & land development	112	1,964	—	—	2,076	742	138,095	—	—	138,837
Commercial & industrial	90	1,840	—	—	1,930	356	326,835	—	23	327,214
Lease financing receivables	—	162	—	—	162	—	15,367	—	—	15,367
Home equity	539	3,211	98	—	3,848	1,743	344,223	97	91	346,154
Consumer:
Credit cards	—	606	—	—	606	—	19,898	—	—	19,898
Overdrafts	—	892	—	—	892	—	892	—	—	892
Automobile loans	30	639	—	—	669	97	63,542	—	—	63,639
Other consumer	169	769	3	—	941	602	12,642	3	—	13,247
Total Traditional Banking	4,106	23,534	478	—	28,118	45,545	3,286,324	2,174	5,178	3,339,221
Warehouse lines of credit	—	1,428	—	—	1,428	—	571,160	—	—	571,160
Total Core Banking	4,106	24,962	478	—	29,546	45,545	3,857,484	2,174	5,178	3,910,381

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	265	—	—	265
Republic Credit Solutions	—	10,645	—	—	10,645	—	46,866	—	—	46,866
Total Republic Processing Group	—	10,645	—	—	10,645	—	47,131	—	—	47,131
Total	$4,106	$35,607	$478	$—	$40,191	$45,545	$3,904,615	$2,174	$5,178	$3,957,512

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
December 31, 2016	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Traditional Banking:
Residential real estate:
Owner occupied	$3,203	$3,797	$158	$—	$7,158	$31,908	$965,755	$2,297	$188	$1,000,148
Owner occupied - correspondent	—	373	—	—	373	—	149,028	—	—	149,028
Nonowner occupied	65	1,067	7	—	1,139	1,601	154,481	268	255	156,605
Commercial real estate	532	7,501	45	—	8,078	11,769	1,041,678	1,164	5,885	1,060,496
Construction & land development	120	1,730	—	—	1,850	882	118,768	—	—	119,650
Commercial & industrial	227	1,284	—	—	1,511	686	258,317	—	23	259,026
Lease financing receivables	—	136	—	—	136	—	13,614	—	—	13,614
Home equity	433	3,225	99	—	3,757	1,929	339,163	99	94	341,285
Consumer:
Credit cards	—	490	—	—	490	—	13,414	—	—	13,414
Overdrafts	—	675	—	—	675	—	803	—	—	803
Automobile loans	—	526	—	—	526	—	52,579	—	—	52,579
Other consumer	36	735	—	—	771	81	19,662	—	1	19,744
Total Traditional Banking	4,616	21,539	309	—	26,464	48,856	3,127,262	3,828	6,446	3,186,392
Warehouse lines of credit	—	1,464	—	—	1,464	—	585,439	—	—	585,439
Total Core Banking	4,616	23,003	309	—	27,928	48,856	3,712,701	3,828	6,446	3,771,831

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	—	25	—	—	25	—	6,695	—	—	6,695
Republic Credit Solutions	—	4,967	—	—	4,967	—	32,252	—	—	32,252
Total Republic Processing Group	—	4,992	—	—	4,992	—	38,947	—	—	38,947
Total	$4,616	$27,995	$309	$—	$32,920	$48,856	$3,751,648	$3,828	$6,446	$3,810,778

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017			September 30, 2017
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,438	$10,620	$—	$11,166	$39	$—	$11,713	$117	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	1,512	1,445	—	1,494	23	—	1,444	62	—
Commercial real estate	6,787	5,618	—	5,127	19	—	5,140	58	—
Construction & land development	596	596	—	597	7	—	537	22	—
Commercial & industrial	45	45	—	195	—	—	128	1	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,026	953	—	1,213	2	—	1,281	10	—
Consumer	142	142	—	92	2	—	67	5	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	20,689	20,634	3,054	20,682	177	—	20,943	529	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	340	340	14	410	5	—	450	15	—
Commercial real estate	5,422	5,422	475	4,895	66	—	5,819	196	—
Construction & land development	146	146	112	149	1	—	275	3	—
Commercial & industrial	311	311	90	230	2	—	308	7	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	929	887	637	834	—	—	820	11	—
Consumer	560	560	202	349	2	—	206	8	—
Total impaired loans	$49,943	$47,719	$4,584	$47,433	$345	$—	$49,131	$1,044	$—

	As of			Three Months Ended			Nine Months Ended
	December 31, 2016			September 30, 2016			September 30, 2016
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$13,727	$12,629	$—	$13,702	$37	$—	$13,376	$104	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	1,399	1,376	—	891	—	—	1,431	—	—
Commercial real estate	6,610	5,536	—	6,349	32	—	6,764	109	—
Construction & land development	476	476	—	476	5	—	874	15	—
Commercial & industrial	67	67	—	192	2	—	103	5	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,358	1,287	—	1,610	3	—	1,874	14	—
Consumer	45	45	—	47	—	—	69	—	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	21,595	21,576	3,361	22,803	204	—	23,936	600	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Non owner occupied	491	493	73	832	11	—	977	31	—
Commercial real estate	7,397	7,397	577	9,191	93	—	9,369	280	—
Construction & land development	405	406	120	421	5	—	482	15	—
Commercial & industrial	619	619	227	179	—	—	841	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	742	741	532	236	5	—	203	11	—
Consumer	37	36	35	39	—	—	42	1	—
Total impaired loans	$54,968	$52,684	$4,925	$56,968	$397	$—	$60,341	$1,185	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2017 and December 31, 2016, $7 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	61	$4,918	201	$22,384	262	$27,302
Commercial real estate	6	2,219	13	7,057	19	9,276
Construction & land development	1	68	3	674	4	742
Commercial & industrial	—	—	2	274	2	274
Total troubled debt restructurings	68	$7,205	219	$30,389	287	$37,594

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	79	$7,199	198	$21,554	277	$28,753
Commercial real estate	6	2,430	17	8,835	23	11,265
Construction & land development	1	77	4	804	5	881
Commercial & industrial	1	154	2	533	3	687
Total troubled debt restructurings	87	$9,860	221	$31,726	308	$41,586

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2017 and December 31, 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$6	1	$467	2	$473
Rate reduction	155	19,103	35	3,271	190	22,374
Principal deferral	18	1,937	2	123	20	2,060
Legal modification	23	1,140	27	1,255	50	2,395
Total residential TDRs	197	22,186	65	5,116	262	27,302

Commercial related and construction/land development loans:
Interest only payments	3	864	1	379	4	1,243
Rate reduction	7	3,701	2	210	9	3,911
Principal deferral	8	3,440	4	1,698	12	5,138
Total commercial TDRs	18	8,005	7	2,287	25	10,292
Total troubled debt restructurings	215	$30,191	72	$7,403	287	$37,594

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$155	1	$493	3	$648
Rate reduction	148	18,125	57	6,213	205	24,338
Principal deferral	7	616	7	306	14	922
Legal modification	17	806	38	2,039	55	2,845
Total residential TDRs	174	19,702	103	9,051	277	28,753

Commercial related and construction/land development loans:
Interest only payments	5	2,666	1	413	6	3,079
Rate reduction	8	4,769	2	228	10	4,997
Principal deferral	10	2,737	5	2,020	15	4,757
Total commercial TDRs	23	10,172	8	2,661	31	12,833
Total troubled debt restructurings	197	$29,874	111	$11,712	308	$41,586

As of September 30, 2017 and December 31, 2016,  80% and 72% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $3 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of September 30, 2017 and December 31, 2016. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at September 30, 2017 or December 31, 2016.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2017 and 2016 that were modified during the three months ended September 30, 2017 and 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	—	—	—	—	—	—
Principal deferral	7	701	—	—	7	701
Legal modification	6	337	1	131	7	468
Total residential TDRs	13	1,038	1	131	14	1,169

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	1	242	—	—	1	242
Total commercial TDRs	1	242	—	—	1	242
Total troubled debt restructurings	14	$1,280	1	$131	15	$1,411

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	262	—	—	1	262
Principal deferral	—	—	—	—	—	—
Legal modification	3	263	1	135	4	398
Total residential TDRs	4	525	1	135	5	660

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	1	88	1	137	2	225
Principal deferral	—	—	1	1,504	1	1,504
Total commercial TDRs	1	88	2	1,641	3	1,729
Total troubled debt restructurings	5	$613	3	$1,776	8	$2,389

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2017 and 2016, 91% and 26% of the Bank’s TDRs that occurred during the third quarters of 2017 and 2016 were performing according to their modified terms. The Bank provided approximately $155,000 and $75,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the third quarters of 2017 and 2016.

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2017 and 2016.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2017 and 2016 that were modified during the nine months ended September 30, 2017 and 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	220	—	—	1	220
Principal deferral	9	1,506	—	—	9	1,506
Legal modification	6	337	1	131	7	468
Total residential TDRs	16	2,063	1	131	17	2,194

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	1	242	—	—	1	242
Total commercial TDRs	1	242	—	—	1	242
Total troubled debt restructurings	17	$2,305	1	$131	18	$2,436

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	5	494	3	151	8	645
Principal deferral	—	—	—	—	—	—
Legal modification	5	350	3	212	8	562
Total residential TDRs	10	844	6	363	16	1,207
Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	1	88	1	137	2	225
Principal deferral	—	—	1	1,504	1	1,504
Total commercial TDRs	1	88	2	1,641	3	1,729
Total troubled debt restructurings	11	$932	8	$2,004	19	$2,936

As of September 30, 2017 and 2016, 95% and 32% of the Bank’s TDRs that occurred during the first nine months of 2017 and 2016 were performing according to their modified terms. The Bank provided approximately $186,000 and $75,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first nine months of 2017 and 2016.

There was no significant change between the pre and post modification loan balances for the nine months ending September 30, 2017 and 2016.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of September 30, 2017 and 2016 and for which there was a payment default during the three and/or nine months ended September 30, 2017 and 2016.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	1	$131	3	$150	1	$131	4	$359
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	1	88
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	—	—	1	135	—	—	1	135
Consumer	—	—	—	—	—	—	—	—

Total	1	$131	4	$285	1	$131	6	$582

Foreclosures

The following table presents the carrying amount of foreclosed properties held at September 30, 2017 and December 31, 2016 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2017	December 31, 2016

Residential real estate	$167	$1,391

Total other real estate owned	$167	$1,391

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,259	$1,677

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2017 and 2016.  The Company based its estimated provision for loan losses of EAs on current year EA delinquency information and prior year IRS funding patterns of federal tax refunds subsequent to the first quarter.

Additional information regarding EAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016

Easy Advances originated	$—	$—	$328,523	$123,230
Net Charge (Credit) to the Provision for Easy Advances	(840)	(89)	7,041	3,127
Provision to total Easy Advances originated	NA	NA	2.14%	2.54%
Easy Advances net charge-offs (recoveries)	$(840)	$(89)	$7,041	$3,127
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	2.14%	2.54%

NA – Not applicable

6. DEPOSITS

Ending deposit balances at September 30, 2017 and December 31, 2016 were as follows:

(in thousands)	September 30, 2017	December 31, 2016

Core Bank:
Demand	$940,081	$872,709
Money market accounts	540,521	541,622
Brokered money market accounts	302,469	360,597
Savings	182,153	164,410
Individual retirement accounts*	46,967	42,642
Time deposits, $250 and over*	76,362	37,200
Other certificates of deposit*	177,606	140,894
Brokered certificates of deposit*	41,561	28,666
Total Core Bank interest-bearing deposits	2,307,720	2,188,740
Total Core Bank noninterest-bearing deposits	991,218	943,459
Total Core Bank deposits	3,298,938	3,132,199

Republic Processing Group ("RPG"):
Money market accounts	1,595	—
Total RPG interest-bearing deposits	1,595	—

Brokered prepaid card deposits	1,167	15
Other noninterest-bearing deposits	48,029	28,478
Total RPG noninterest-bearing deposits	49,196	28,493
Total RPG deposits	50,791	28,493

Total deposits	$3,349,729	$3,160,692

*Represents a time deposit.

The following table summarizes deposits assumed in the Company’s May 17, 2016 Cornerstone acquisition, finalized as of October 1, 2016:

	May 17, 2016
(in thousands)	Contractual Principal	Fair Value Adjustment	Acquisition-Day Fair Value

Demand	$59,507	$—	$59,507
Money market accounts	53,773	—	53,773
Savings	12,352	—	12,352
Individual retirement accounts*	3,897	13	3,910
Time deposits, $250 and over*	3,385	12	3,397
Other certificates of deposit*	19,343	67	19,410

Total interest-bearing deposits	152,257	92	152,349
Total noninterest-bearing deposits	52,908	—	52,908

Total deposits	$205,165	$92	$205,257

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

At September 30, 2017 and December 31, 2016, all securities sold under agreements to repurchase had overnight maturities. Information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Outstanding balance at end of period	$173,311	$173,473
Weighted average interest rate at end of period	0.37%	0.05%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$74,655	$116,025
Mortgage backed securities - residential	58,437	45,894
Collateralized mortgage obligations	55,551	41,155
Total securities pledged	$188,643	$203,074

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016

Average outstanding balance during the period	$208,160	$215,343	$202,018	$296,574
Average interest rate during the period	0.31%	0.02%	0.22%	0.02%
Maximum outstanding at any month end during the period	$173,311	$169,691	$183,709	$367,373

8. FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2017 and December 31, 2016, FHLB advances were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Overnight advances	$350,000	$285,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due in December 2017	10,000	10,000
Fixed interest rate advances	397,500	457,500
Putable fixed interest rate advances	—	50,000
Total FHLB advances	$757,500	$802,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2017 and December 31, 2016, Republic had available borrowing capacity of $337 million and $378 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of September 30, 2017 and December 31, 2016.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2017 (Overnight)	$350,000	1.17%
2017 (Term)	30,000	1.32
2018	117,500	1.53
2019	100,000	1.80
2020	120,000	1.81
2021	20,000	1.86
2022	10,000	2.08
Thereafter	10,000	2.14
Total	$757,500	1.46

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Outstanding balance at end of period	$350,000	$285,000
Weighted average interest rate at end of period	1.17%	0.64%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016

Average outstanding balance during the period	$224,402	$99,946	$149,707	$78,960
Average interest rate during the period	1.17%	0.44%	1.03%	0.42%
Maximum outstanding at any month end during the period	$350,000	$430,000	$625,000	$495,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2017	December 31, 2016

First lien, single family residential real estate	$1,127,811	$1,172,161
Home equity lines of credit	315,289	300,681
Multi-family commercial real estate	—	14,913

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2017	December 31, 2016

Unused warehouse lines of credit	$518,840	$453,110
Unused home equity lines of credit	364,319	341,434
Unused loan commitments - other	792,405	560,629
Commitments to purchase loans*	893	3,176
Standby letters of credit	11,195	15,568
Total commitments	$1,687,652	$1,373,917

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value at September 30, 2017. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Interest rate swap agreements: Interest rate swaps are recorded at fair value on a recurring basis. The Company values its interest rate swaps using a third-party valuation service and classifies such valuations as Level 2. Valuations of these interest rate swaps are also received from the relevant dealer counterparty and validated against the Company’s calculations. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at September 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$236,259	$—	$236,259
Private label mortgage backed security	—	—	4,575	4,575
Mortgage backed securities - residential	—	104,002	—	104,002
Collateralized mortgage obligations	—	92,234	—	92,234
Freddie Mac preferred stock	—	407	—	407
Community Reinvestment Act mutual fund	2,481	—	—	2,481
Corporate bonds	—	15,261	—	15,261
Trust preferred security	—	—	3,500	3,500
Total securities available for sale	$2,481	$448,163	$8,075	$458,719

Mortgage loans held for sale	$—	$4,083	$—	$4,083
Consumer loans held for sale	—	—	3,368	3,368
Rate lock loan commitments	—	484	—	484
Interest rate swap agreements	—	620	—	620

Financial liabilities:
Mandatory forward contracts	$—	$44	$—	$44
Interest rate swap agreements	—	905	—	905

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$294,544	$—	$294,544
Private label mortgage backed security	—	—	4,777	4,777
Mortgage backed securities - residential	—	73,004	—	73,004
Collateralized mortgage obligations	—	87,654	—	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Corporate bonds	—	15,158	—	15,158
Trust preferred security	—	—	3,200	3,200
Total securities available for sale	$2,455	$470,843	$7,977	$481,275

Mortgage loans held for sale	$—	$11,662	$—	$11,662
Consumer loans held for sale	—	—	2,198	2,198
Rate lock loan commitments	—	299	—	299
Mandatory forward contracts	—	204	—	204
Interest rate swap agreements	—	305	—	305

Financial liabilities:
Interest rate swap agreements	$—	$597	$—	597

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2017 and 2016.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$4,540	$4,946	$4,777	$5,132
Total gains or losses included in earnings:
Net change in unrealized gain	91	57	244	(91)
Principal paydowns	(56)	(135)	(446)	(173)
Balance, end of period	$4,575	$4,868	$4,575	$4,868

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

The following tables present quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security at September 30, 2017 and December 31, 2016:

	Fair	Valuation
September 30, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,575	Discounted cash flow	(1) Constant prepayment rate	3.5% - 6.5%

			(2) Probability of default	2.5% - 8.0%

			(3) Loss severity	60% - 85%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,777	Discounted cash flow	(1) Constant prepayment rate	2.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$3,453	$3,150	$3,200	$3,405
Total gains or losses included in earnings:
Discount accretion	11	11	33	33
Net change in unrealized loss	36	(61)	267	(338)
Balance, end of period	$3,500	$3,100	$3,500	$3,100

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	September 30, 2017	December 31, 2016

Aggregate fair value	$4,083	$11,662
Contractual balance	3,980	11,568
Unrealized gain	103	94

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2017 and 2016 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Interest income	$102	$76	$255	$148
Change in fair value	(102)	57	9	155
Total included in earnings	$—	$133	$264	$303

Consumer Loans Held for Sale

During 2016, the RCS segment of the Company’s RPG segment initiated an installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2017 and 2016.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September, 2017 and 2016 is included in Footnote 4 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans as of September 30, 2017 and December 31, 2016:

	Fair	Valuation
September 30, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,368	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,198	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of September 30, 2017 and December 31, 2016 the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, was as follows:

(in thousands)	September 30, 2017	December 31, 2016

Aggregate fair value	$3,368	$2,198
Contractual balance	3,189	2,084
Unrealized gain	179	114

The total amount of net gains from changes in fair value included in earnings for the three and nine months ended September 30, 2017 and 2016 for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Interest income	$240	$378	$748	$537
Change in fair value	7	(279)	65	83
Total included in earnings	$247	$99	$813	$620

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,206	$4,206
Nonowner occupied	—	—	26	26
Commercial real estate	—	—	2,668	2,668
Home equity	—	—	449	449
Total impaired loans*	$—	$—	$7,349	$7,349

Other real estate owned:
Residential real estate	$—	$—	$83	$83
Total other real estate owned	$—	$—	$83	$83

Premises and equipment	$—	$—	$3,196	$3,196

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,787	$4,787
Nonowner occupied	—	—	8	8
Commercial real estate	—	—	2,643	2,643
Home equity	—	—	426	426
Total impaired loans*	$—	$—	$7,864	$7,864

Other real estate owned:
Residential real estate	$—	$—	$400	$400
Total other real estate owned	$—	$—	$400	$400

Premises and equipment	$—	$—	$2,407	$2,407

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,206	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$26	Sales comparison approach	Adjustments determined for differences between comparable sales	4% (4%)

Impaired loans - commercial real estate	$1,357	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 23% (8%)

Impaired loans - commercial real estate	$1,311	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$449	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 71% (24%)

Other real estate owned - residential real estate	$83	Sales comparison approach	Adjustments determined for differences between comparable sales	86% (86%)

Premises and equipment	$3,196	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 61% (18%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,787	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$8	Sales comparison approach	Adjustments determined for differences between comparable sales	0% (0%)

Impaired loans - commercial real estate	$1,214	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 49% (30%)

Impaired loans - commercial real estate	$1,429	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$426	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (16%)

Other real estate owned - residential real estate	$400	Sales comparison approach	Adjustments determined for differences between comparable sales	17% (17%)

Premises and equipment	$2,407	Sales comparison approach	Adjustments determined for differences between comparable sales	6% - 50% (22%)

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

Impaired collateral-dependent loans are as follows:

(in thousands)	September 30, 2017	December 31, 2016

Carrying amount of loans measured at fair value	$6,576	$6,963
Estimated selling costs considered in carrying amount	862	936
Valuation allowance	(89)	(35)
Total fair value	$7,349	$7,864

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Provisions on collateral-dependent, impaired loans	$59	$(16)	$281	$(40)

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	September 30, 2017	December 31, 2016

Other real estate owned carried at fair value	$83	$400
Other real estate owned carried at cost	84	991
Total carrying value of other real estate owned	$167	$1,391

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Other real estate owned write-downs during the period	$76	$200	$155	$200

Premises and Equipment

The Company’s Traditional Banking segment classified four of its former banking centers as held for sale as of September 30, 2017, with three of these former banking centers classified as held for sale as of December 31, 2016. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to these properties were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Impairment charges on premises and equipment	$965	$58	$1,082	$133

The carrying amounts and estimated fair values of all financial instruments at September 30, 2017 and December 31, 2016 follows:

		Fair Value Measurements at
		September 30, 2017:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$329,862	$329,862	$—	$—	$329,862
Securities available for sale	458,719	2,481	448,163	8,075	458,719
Securities held to maturity	65,177	—	65,949	—	65,949
Mortgage loans held for sale, at fair value	4,083	—	4,083	—	4,083
Consumer loans held for sale, at fair value	3,368	—	—	3,368	3,368
Consumer loans held for sale, at the lower of cost or fair value	5,684	—	5,684	—	5,684
Loans, net	3,917,321	—	—	3,895,200	3,895,200
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	11,357	—	11,357	—	11,357

Liabilities:
Noninterest-bearing deposits	$1,040,414	—	$1,040,414	—	$1,040,414
Transaction deposits	1,966,819	—	1,966,819	—	1,966,819
Time deposits	342,496	—	341,510	—	341,510
Securities sold under agreements to repurchase and other short-term borrowings	173,311	—	173,311	—	173,311
Federal Home Loan Bank advances	757,500	—	753,504	—	753,504
Subordinated note	41,240	—	36,188	—	36,188
Accrued interest payable	936	—	936	—	936

		Fair Value Measurements at
		December 31, 2016:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$289,309	$289,309	$—	$—	$289,309
Securities available for sale	481,275	2,455	470,843	7,977	481,275
Securities held to maturity	52,864	—	53,249	—	53,249
Mortgage loans held for sale, at fair value	11,662	—	11,662	—	11,662
Consumer loans held for sale, at fair value	2,198	—	—	2,198	2,198
Consumer loans held for sale, at the lower of cost or fair value	1,310	—	1,310	—	1,310
Loans, net	3,777,858	—	—	3,757,698	3,757,698
Federal Home Loan Bank stock	28,208	—	—	—	NA
Accrued interest receivable	10,356	—	10,356	—	10,356

Liabilities:
Noninterest-bearing deposits	$971,952	—	$971,952	—	$971,952
Transaction deposits	1,939,338	—	1,939,338	—	1,939,338
Time deposits	249,417	—	248,684	—	248,684
Securities sold under agreements to repurchase and other short-term borrowings	173,473	—	173,473	—	173,473
Federal Home Loan Bank advances	802,500	—	798,594	—	798,594
Subordinated note	41,240	—	30,821	—	30,821
Accrued interest payable	948	—	948	—	948

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

11. MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$6,057	$12,280	$11,662	$4,083
Origination of mortgage loans held for sale	43,489	58,820	119,265	154,607
Transferred from held for investment to held for sale	—	71,201	—	71,201
Proceeds from the sale of mortgage loans held for sale	(46,428)	(136,946)	(130,065)	(227,096)
Net gain on sale of mortgage loans held for sale	965	3,087	3,221	5,647
Balance, end of period	$4,083	$8,442	$4,083	$8,442

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Net gain realized on sale of mortgage loans held for sale	$1,161	$1,754	$3,275	$3,861
Net gain realized on sale of mortgage loans transferred from held for investment to held for sale	—	1,129	—	1,129
Net change in fair value recognized on loans held for sale	(102)	57	9	155
Net change in fair value recognized on rate lock loan commitments	(98)	69	185	604
Net change in fair value recognized on forward contracts	4	78	(248)	(102)
Net gain recognized	965	3,087	3,221	5,647

Loan servicing income	527	511	1,590	1,455
Amortization of mortgage servicing rights	(390)	(517)	(1,104)	(1,200)
Net servicing income recognized	137	(6)	486	255
Total Mortgage Banking income	$1,102	$3,081	$3,707	$5,902

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$5,158	$4,998	$5,180	$4,912
Additions	360	857	1,052	1,626
Amortized to expense	(390)	(517)	(1,104)	(1,200)
Balance, end of period	$5,128	$5,338	$5,128	$5,338

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and nine months ended September 30, 2017 and 2016.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Fair value of mortgage servicing rights portfolio	$7,729	$7,478
Monthly weighted average prepayment rate of unpaid principal balance*	204%	158%
Discount rate	10%	13%
Weighted average default rate	3.72%	1.50%
Weighted average life in years	5.42	6.75

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

The following table includes the notional amounts and fair values of mortgage loans held for sale at fair value and mortgage banking derivatives as of the period ends presented:

	September 30, 2017		December 31, 2016
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$3,980	$4,083	$11,568	$11,662

Included in other assets:
Rate lock loan commitments	$19,810	$484	$19,521	$299
Mandatory forward contracts	—	—	25,618	204

Included in other liabilities:
Mandatory forward contracts	$24,724	$44	$—	$—

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

The following table reflects information about swaps designated as cash flow hedges as of September 30, 2017 and December 31, 2016:

					September 30, 2017		December 31, 2016
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(126)	$(82)	$(186)	$(121)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(159)	(103)	(207)	(135)
	$20,000				$(285)	$(185)	$(393)	$(256)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Interest rate swap on money market deposits	$27	$42	$87	$128
Interest rate swap on FHLB advance	24	41	88	128
Total interest expense on swap transactions	$51	$83	$175	$256

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

\	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Gains (losses) recognized in OCI on derivative (effective portion)	$9	$127	$(67)	$(663)

Losses reclassified from OCI on derivative (effective portion)	(51)	(83)	(175)	(256)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of existing losses reported in AOCI at September 30, 2017 expected to be reclassified into earnings within the next 12 months is $156,000.

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

A summary of the Bank’s interest rate swaps related to clients as of September 30, 2017 and December 31, 2016 is included in the following table:

		September 30, 2017		December 31, 2016
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$53,536	$477	$31,553	$156
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	53,536	(477)	31,553	(55)
Total		$107,072	$—	$63,106	$101

The Bank is required to pledge securities as collateral when the Bank is in a net loss position exceeding $250,000 for all swaps with dealer counterparties. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.5 million and $1.8 million at September 30, 2017 and December 31, 2016.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net income	$10,706	$9,828	$40,794	$35,903

Weighted average shares outstanding	21,153	20,925	20,921	20,946
Effect of dilutive securities	83	13	79	11
Average shares outstanding including dilutive securities	21,236	20,938	21,000	20,957

Basic earnings per share:
Class A Common Stock	$0.51	$0.47	$1.97	$1.73
Class B Common Stock	0.47	0.43	1.79	1.58

Diluted earnings per share:
Class A Common Stock	$0.51	$0.47	$1.96	$1.73
Class B Common Stock	0.47	0.43	1.78	1.57

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Antidilutive stock options	4,500	5,000	4,500	7,500
Average antidilutive stock options	3,833	2,500	1,667	5,000

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

The following table summarizes stock option activity from January 1, 2016 through September 30, 2017:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2016	323,400	$24.40
Granted	5,000	26.43
Exercised	(4,000)	20.12
Forfeited or expired	(11,800)	24.47
Outstanding, December 31, 2016	312,600	$24.49	3.77	$4,705,807

Outstanding, January 1, 2017	312,600	$24.49
Granted	4,500	35.54
Exercised	(2,000)	16.61
Forfeited or expired	(2,000)	24.93
Outstanding, September 30, 2017	313,100	$24.69	3.01	$4,445,192

Fully vested and unvested	313,100	$24.69	3.01	$4,445,192
Exercisable (vested) at September 30, 2017	1,500	$23.65	0.95	$22,860

Information related to stock options for each period follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Intrinsic value of options exercised	$—	$—	$44	$18
Cash received from options exercised, net of shares redeemed	—	—	33	80
Weighted-average fair value per share of options granted	—	—	3.99	3.27

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2016 through September 30, 2017:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	(2,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2016	77,000	$20.02

Outstanding, January 1, 2017	77,000	$20.02
Granted	7,413	35.77
Forfeited	—	—
Earned and issued	(4,803)	35.68
Outstanding, September 30, 2017	79,610	$20.54

Unvested	79,610	$20.54

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

The following table summarizes PSU activity from January 1, 2016 through September 30, 2017:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	—	$—
Granted	55,000	23.13
Forfeited	—	—
Earned and issued	—	—
Outstanding, December 31, 2016	55,000	$23.13

Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	(2,500)	25.29
Earned and issued	—	—
Outstanding, September 30, 2017	52,500	$23.08

Unvested	52,500	$23.08

Expense Related to the 2015 Stock Incentive Plan

The Company recorded expense related to the 2015 Plan for the three and nine months ended September 30, 2017 and 2016 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Stock option expense	$65	$58	$191	$184
Restricted stock award expense	81	72	373	189
Performance stock unit expense	127	127	364	381
Total expense	$273	$257	$928	$754

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
Year Ended (in thousands)	Options	Stock Awards	Stock Units	Total

2017	$65	$70	$127	$262
2018	257	138	198	593
2019	148	35	—	183
2020	37	27	—	64
2021	5	12	—	17
2022	1	2	—	3
Total	$513	$284	$325	$1,122

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$(237)	$(788)	$892	$1,920
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	90	57	244	(91)
Net unrealized gains (losses)	(147)	(731)	1,136	1,829
Tax effect	51	255	(399)	(640)
Net of tax	(96)	(476)	737	1,189

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	9	127	(67)	(663)
Reclassification amount for derivative losses realized in income	51	83	175	256
Net unrealized gains (losses)	60	210	108	(407)
Tax effect	(21)	(75)	(37)	143
Net of tax	39	135	71	(264)

Total other comprehensive income (loss) components, net of tax	$(57)	$(341)	$808	$925

Significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2017 and 2016:

		Amounts Reclassified From Accumulated
		Other Comprehensive Income
	Affected Line Items	Three Months Ended		Nine Months Ended
	in the Consolidated	September 30,		September 30,
(in thousands)	Statements of Income	2017	2016	2017	2016

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$(27)	$(42)	$(87)	$(128)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(24)	(41)	(88)	(128)
Total derivative losses on cash flow hedges	Total interest expense	(51)	(83)	(175)	(256)
Tax effect	Income tax expense	18	29	61	90
Net of tax	Net income	$(33)	$(54)	$(114)	$(166)

The following is a summary of the AOCI balances, net of tax:

		2017
(in thousands)	December 31, 2016	Change	September 30, 2017

Unrealized gain on securities available for sale	$237	$579	$816
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	706	158	864
Unrealized loss on cash flow hedge	(256)	71	(185)
Total unrealized gain	$687	$808	$1,495

		2016
(in thousands)	December 31, 2015	Change	September 30, 2016

Unrealized gain on securities available for sale	$1,727	$1,247	$2,974
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(58)	654
Unrealized loss on cash flow hedge	(390)	(264)	(654)
Total unrealized gain	$2,049	$925	$2,974

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

As of September 30, 2017, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”) and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly-classified RPG operations. Also, as part of the updated segmentation, management will report the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly-classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

The nature of segment operations and the primary drivers of net revenues by reportable segment are provided below:

Reportable Segment:	Nature of Operations:	Primary Drivers of Net Revenues:

Core Banking:

Traditional Banking

Provides traditional banking products to clients primarily in its market footprint via its network of banking centers and to clients outside of its market footprint primarily via its Digital and Correspondent Lending delivery channels.

Loans, investments, and deposits.

Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the United States.	Mortgage warehouse lines of credit.

Mortgage Banking	Primarily originates, sells and services long-term, single family, first lien residential real estate loans primarily to clients in the Bank's market footprint.	Loan sales and servicing.

Republic Processing Group:

Tax Refund Solutions

TRS offers tax-related credit products and facilitates the receipt and payment of federal and state tax refund products.  The RPS division of TRS offers general-purpose reloadable cards. TRS and RPS products are primarily provided to clients outside of the Bank’s market footprint.

Loans, refund transfers, and prepaid cards.

Republic Credit Solutions	Offers short-term credit products. RCS products are primarily provided to clients outside of the Bank’s market footprint.	Unsecured small-dollar, consumer loans.

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

Segment information for the three months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$37,396	$4,737	$102	$42,235	$60	$6,012	$6,072	$48,307

Provision for loan and lease losses	683	(74)	—	609	(840)	4,452	3,612	4,221

Net refund transfer fees	—	—	—	—	177	—	177	177
Mortgage banking income	—	—	1,102	1,102	—	—	—	1,102
Program fees	—	—	—	—	63	1,534	1,597	1,597
Other noninterest income	7,130	11	65	7,206	16	276	292	7,498
Total noninterest income	7,130	11	1,167	8,308	256	1,810	2,066	10,374

Total noninterest expense	32,280	848	1,149	34,277	2,851	898	3,749	38,026

Income (loss) before income tax expense	11,563	3,974	120	15,657	(1,695)	2,472	777	16,434
Income tax expense (benefit)	3,951	1,454	41	5,446	(615)	897	282	5,728
Net income (loss)	$7,612	$2,520	$79	$10,211	$(1,080)	$1,575	$495	$10,706

Segment end-of-period assets	$4,361,591	$570,676	$9,395	$4,941,662	$13,090	$38,422	$51,512	$4,993,174

Net interest margin	3.70%	3.54%	NM	3.68%	NM	NM	NM	4.17%

	Three Months Ended September 30, 2016
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$31,134	$4,924	$76	$36,134	$38	$3,226	$3,264	$39,398

Provision for loan and lease losses	289	188	—	477	(89)	2,101	2,012	2,489

Net refund transfer fees	—	—	—	—	132	—	132	132
Mortgage banking income	—	—	3,081	3,081	—	—	—	3,081
Program fees	—	—	—	—	29	950	979	979
Other noninterest income	6,899	4	57	6,960	13	136	149	7,109
Total noninterest income	6,899	4	3,138	10,041	174	1,086	1,260	11,301

Total noninterest expense	28,939	727	1,184	30,850	2,075	609	2,684	33,534

Income (loss) before income tax expense	8,805	4,013	2,030	14,848	(1,774)	1,602	(172)	14,676
Income tax expense (benefit)	2,707	1,493	710	4,910	(642)	580	(62)	4,848
Net income (loss)	$6,098	$2,520	$1,320	$9,938	$(1,132)	$1,022	$(110)	$9,828

Segment end-of-period assets	$4,109,464	$660,410	$15,003	$4,784,877	$26,608	$15,792	$42,400	$4,827,277

Net interest margin	3.35%	3.63%	NM	3.38%	NM	NM	NM	3.65%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

Segment information for the nine months ended September 30, 2017 and 2016 follows:

	Nine Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$103,490	$13,073	$255	$116,818	$15,179	$15,885	$31,064	$147,882

Provision for loan and lease losses	2,611	(36)	—	2,575	6,763	12,295	19,058	21,633

Net refund transfer fees	—	—	—	—	18,329	—	18,329	18,329
Mortgage banking income	—	—	3,707	3,707	—	—	—	3,707
Program fees	—	—	—	—	103	3,869	3,972	3,972
Other noninterest income	20,618	27	192	20,837	152	1,227	1,379	22,216
Total noninterest income	20,618	27	3,899	24,544	18,584	5,096	23,680	48,224

Total noninterest expense	93,552	2,448	3,347	99,347	10,891	2,461	13,352	112,699

Income before income tax expense	27,945	10,688	807	39,440	16,109	6,225	22,334	61,774
Income tax expense	8,684	3,909	282	12,875	5,846	2,259	8,105	20,980
Net income	$19,261	$6,779	$525	$26,565	$10,263	$3,966	$14,229	$40,794

Segment end-of-period assets	$4,361,591	$570,676	$9,395	$4,941,662	$13,090	$38,422	$51,512	$4,993,174

Net interest margin	3.48%	3.58%	NM	3.49%	NM	NM	NM	4.34%

	Nine Months Ended September 30, 2016
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$89,279	$11,369	$148	$100,796	$6,589	$7,024	$13,613	$114,409

Provision for loan and lease losses	1,567	686	—	2,253	2,905	4,331	7,236	9,489

Net refund transfer fees	—	—	—	—	19,119	—	19,119	19,119
Mortgage banking income	—	—	5,902	5,902	—	—	—	5,902
Program fees	—	—	—	—	174	1,768	1,942	1,942
Other noninterest income	19,380	14	212	19,606	176	279	455	20,061
Total noninterest income	19,380	14	6,114	25,508	19,469	2,047	21,516	47,024

Total noninterest expense	81,551	2,157	3,576	87,284	9,029	1,628	10,657	97,941

Income before income tax expense	25,541	8,540	2,686	36,767	14,124	3,112	17,236	54,003
Income tax expense	7,733	3,174	940	11,847	5,125	1,128	6,253	18,100
Net income	$17,808	$5,366	$1,746	$24,920	$8,999	$1,984	$10,983	$35,903

Segment end-of-period assets	$4,109,464	$660,410	$15,003	$4,784,877	$26,608	$15,792	$42,400	$4,827,277

Net interest margin	3.22%	3.64%	NM	3.26%	NM	NM	NM	3.62%

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

The Bank is a Kentucky-based, state chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	the magnitude and frequency of changes to the Federal Funds Target Rate (“FFTR”) implemented by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank (“FRB”);
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	natural disasters impacting Company operations;
•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;

•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•

other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

SEGMENT COMPOSITION

As of September 30, 2017, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”) and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly-classified RPG operations. Also, as part of the updated segmentation, management will report the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly-classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

Table 1 — Segment Information

	Three Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income (loss)	$7,612	$2,520	$79	$10,211	$(1,080)	$1,575	$495	$10,706
Segment end-of-period assets	4,361,591	570,676	9,395	4,941,662	13,090	38,422	51,512	4,993,174
Net interest margin	3.70%	3.54%	NM	3.68%	NM	NM	NM	4.17%

	Three Months Ended September 30, 2016
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income (loss)	$6,098	$2,520	$1,320	$9,938	$(1,132)	$1,022	$(110)	$9,828
Segment end-of-period assets	4,109,464	660,410	15,003	4,784,877	26,608	15,792	42,400	4,827,277
Net interest margin	3.35%	3.63%	NM	3.38%	NM	NM	NM	3.65%

	Nine Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$19,261	$6,779	$525	$26,565	$10,263	$3,966	$14,229	$40,794
Segment end-of-period assets	4,361,591	570,676	9,395	4,941,662	13,090	38,422	51,512	4,993,174
Net interest margin	3.48%	3.58%	NM	3.49%	NM	NM	NM	4.34%

	Nine Months Ended September 30, 2016
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$17,808	$5,366	$1,746	$24,920	$8,999	$1,984	$10,983	$35,903
Segment end-of-period assets	4,109,464	660,410	15,003	4,784,877	26,608	15,792	42,400	4,827,277
Net interest margin	3.22%	3.64%	NM	3.26%	NM	NM	NM	3.62%

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM — Not Meaningful

For expanded segment financial data see Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

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

As of September 30, 2017 and through the date of this filing, generally all Traditional Banking products and services, except for the EarnMore and MemoryBuilder deposit accounts, were offered through the Company’s traditional RB&T brand.  The EarnMore and MemoryBuilder deposit accounts were offered through the Bank’s separately branded national branchless banking platform, MemoryBank.

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

The Commercial and Corporate Banking Department is composed of the following divisions: Corporate Banking; Commercial Finance; Municipal Lending; and Republic Realty. All credit approvals and processing for the Commercial and Corporate Banking Department are prepared and underwritten through the Bank’s Credit Administration Department (“CAD”).  Clients are generally located within the Bank’s market footprint, including adjacent areas within an approximately two-hour drive of a specific market.

The Business Banking Department focuses on locally based small-to-medium sized businesses in the Bank’s market footprint with annual revenues between $1 million to $20 million. The needs of Business Banking clients range from expansion or acquisition, equipment financing, owner-occupied real estate financing, and operating lines of credit.  Business Banking utilizes all appropriate programs of the Small Business Administration (“SBA”) to reduce credit risk exposure.  Additionally, Business Banking includes making loans to real estate investors for various types of investment properties, including rental homes and apartments, shopping centers, and office buildings.  Business Banking also makes loans to various not-for-profit agencies located within the Bank’s market footprint.  The targeted credit size for a relationship in this area is between $500,000 and $5 million.

Construction and Land Development Lending — The Bank originates business loans for the construction of both single family residential properties and commercial properties.  On a much smaller scale, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

Internet Lending — The Bank accepts online loan applications for its RB&T brand through its website at www.republicbank.com.  Historically, the majority of loans originated through the Internet have been within the Bank’s traditional markets of Kentucky, Florida and Indiana.  Other states where loans are marketed include California, Colorado, Georgia, Illinois, Michigan, Minnesota, North Carolina, Ohio, Tennessee and Virginia, as well as, the District of Columbia.

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

Dealer Services —  The Bank offers dealer floor plan loans, consumer indirect automobile loans, and consumer aircraft loans through its Dealer Services Department.  Dealer floor plan loans are commercial loans to automobile dealers in the Bank’s market footprint secured by the dealer’s current inventory of vehicles. The indirect automobile program involves establishing relationships with automobile dealers in the Bank’s market footprint and obtaining consumer automobile loans in a low-cost delivery method. First offered by the Bank in August 2017, consumer aircraft loans typically range in amounts from $55,000 to $500,000, with terms up to 20 years, to purchase or refinance aircrafts, along with engine overhauls and avionic upgrades. The aircraft loan program is open to all states, except for Alaska and Hawaii.

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

(IV)  Tax Refund Solutions segment

Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS segment occurs in the first half of the year. The TRS segment traditionally operates at a loss during the second half of the year, during which time the segment incurs costs preparing for the upcoming year’s tax season.

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

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.  For the first quarter 2018 tax season, the Company plans to modify the EA product offering to increase the maximum advance amount, which is expected to increase overall EA loan volume, absent any other changes.  Any EA losses in 2018 would be heightened by an increase in overall EA loan volume.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions division — RPS is managed and operated within the TRS segment.  The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third-party program managers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

(V)  Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line of credit – Through RCS, the Bank originates a line-of-credit product, sells 90% of the balances generated within two business days of loan origination and retains the remaining 10% interest. The line-of-credit product represented the substantial majority of RCS activity during 2017 and 2016, as RCS expanded in June 2015 beyond the pilot phase for this product.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Credit card – Through RCS, the Bank originates a credit card product, sells 90% of the balances generated within two business days of each transaction occurrence and retains the remaining 10% interest. The credit card product was first piloted in December 2015.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Healthcare receivables – Through RCS, the Bank originates a healthcare-receivables product through two different third party relationships. For one third party relationship the Bank retains 100% of the receivables originated.  For the other third party relationship, the Bank retains 100% of the receivables originated in some instances and sells 100% of the receivables in other instances within one month of origination.  The Bank began offering a healthcare-receivables products during 2014.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Installment loan – Through RCS, the Bank originates an installment-loan product and sells 100% of the balances generated approximately 21 days after origination.  The installment-loan product was first offered during the first quarter of 2016. Unlike RCS’s other products, the Company carries these installment loans held for sale at fair value, with this portfolio marked to market on a monthly basis.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

OVERVIEW (Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016)

Total Company net income for the third quarter of 2017 was $10.7 million,  an $878,000, or 9%,  increase from the same period in 2016. Diluted earnings per Class A Common Share increased to $0.51 for the quarter ended September 30, 2017 compared to $0.47 for the same period in 2016.

The Company maintains six banking centers in the Tampa, Florida metropolitan statistical area.  The Company’s results of operations for the quarter ended September 30, 2017 were not meaningfully impacted by hurricane Irma, which struck Florida during the third quarter of 2017.

General highlights by reportable segment for the quarter ended September 30, 2017 consisted of the following:

Traditional Banking segment

•	Net income increased $1.5 million, or 25%, for the third quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $6.3 million, or 20%, for the third quarter of 2017 compared to the same period in 2016.

•	Provision for Loan and Lease Losses (“Provision”) was $683,000 for the third quarter of 2017 compared to $289,000 for the same period in 2016.

•	Total noninterest income increased $231,000, or 3%, for the third quarter of 2017 compared to the same period in 2016.

•	Total noninterest expense increased $3.3 million, or 12%, during the third quarter of 2017 compared to the third quarter of 2016.

Warehouse Lending segment

•	Net income was $2.5 million for the third quarter of 2017 and the same period in 2016.

•	Net interest income decreased $187,000, or 4%, for the third quarter of 2017 compared to the same period in 2016.

•	The Provision was a net credit of $74,000 for the third quarter of 2017 compared to a net charge of $188,000 for the same period in 2016.

•	Total noninterest expense increased $121,000, or 17%, during the third quarter of 2017 compared to the third quarter of 2016.

Mortgage Banking segment

•

Within the Mortgage Banking segment, mortgage banking income decreased $2.0 million during the third quarter of 2017 compared to the same period in 2016.  Approximately $1.1 million of the decrease in mortgage banking income was attributable to a nonrecurring gain recorded during the third quarter of 2016 from the bulk sale of $71 million in mortgage loans, which represented a portion of the Company’s correspondent loan portfolio.  The remainder of the decrease in mortgage banking income was consistent with a decrease in consumer refinance activity.

•

Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $43 million during the third quarter of 2017 compared to $59 million during the same period in 2016.

Tax Refund Solutions segment

•	Net loss remained at $1.1 million for the third quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $22,000 for the third quarter of 2017 compared to the same period in 2016.

•	Overall, TRS recorded a credit to the Provision of $840,000 during the third quarter of 2017, compared to a credit to the Provision of $89,000 for the same period in 2016.

•	Noninterest income increased $82,000 for the third quarter of 2017 compared to the same period in 2016.

•	Noninterest expense increased $776,000, or 37%, for the third quarter of 2017 compared to the same period in 2016.

Republic Credit Solutions segment

•	Net income increased $553,000, or 54%, for the third quarter of 2017 compared to the same period in 2016.

•	Net interest income increased $2.8 million, or 86%, for the third quarter of 2017 compared to the same period in 2016.

•	Overall, RCS recorded a Provision of $4.5 million during the third quarter of 2017, compared to $2.1 million for the same period in 2016.

•	Noninterest income increased $724,000, or 67%, for the third quarter of 2017 compared to the same period in 2016.

•	Noninterest expense increased $289,000, or 47%, for the third quarter of 2017 compared to for the same period in 2016.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2017 Compared to Three Months Ended June 30, 2016)

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

Total Company net interest income increased  $8.9 million, or 23%, during the third quarter of 2017 compared to the same period in 2016. Growth in average loans across the Traditional Banking and RCS segments was the primary contributor to the Company’s growth in net interest income. Such growth was further enhanced by a 52-basis-point increase in the Company’s net interest margin to 4.17% during the third quarter of 2017 compared to 3.65% for the same period in 2016.

The most significant components affecting the total Company’s net interest income by reportable segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased  $6.3 million, or 20%, for the third quarter of 2017 compared to the same period in 2016.  The Traditional Banking net interest margin was 3.70% for the third quarter of 2017, an increase of 35 basis points from the same period in 2016.

The Traditional Banking segment’s financial instruments were favorably impacted by increases in short-term interest rates during 2017, with the increase in yield on interest-earning assets outpacing the increase in cost on interest-bearing liabilities. The changes in the Traditional Bank’s net interest income and net interest margin during the third quarter of 2017 were primarily attributable to the following:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, were $3.3 billion with a weighted average yield of 4.41% during the third quarter of 2017 compared to $3.1 billion with a weighted average yield of 4.17% during the third quarter of 2016. The overall effect of these changes in rate and volume was an increase of $3.6 million, or 11%, in interest income. This increase in average loans for the third quarter of 2017 over the third quarter of 2016 was driven primarily by growth in the Bank’s Commercial Real Estate (“CRE”), Commercial and Industrial (“C&I”), and Construction and Land Development (“Construction”) portfolios over the previous 12 months.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was significantly higher during the third quarter of 2017 compared to the same period in 2016 primarily due to the early payoff of one loan.  When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Discount accretion recorded in interest income during the third quarter of 2017 was $1.7 million, with $1.6 million of such accretion connected to the payoff of the previously mentioned loan.   Discount accretion on this portfolio totaled $47,000 for the same period in 2016. Overall, the average balance of the portfolio was $11 million with a yield of 65.33% during the third quarter of 2017 compared to $19 million with a yield of 7.08% for 2016. The overall effect of these changes in rate and volume was an increase of $1.5 million in interest income.

As of September 30, 2017, the remaining unearned accretable discount related to loans from the Company’s 2012 FDIC-assisted transactions totaled $1.6 million, with 95% of this discount attributable to one loan.

•

The weighted average cost of interest-bearing deposits during the third quarter of 2017 compared to the same period in 2016 increased to 0.46% from 0.30%, while the average outstanding interest-bearing deposits increased $94 million when comparing the two periods. The net effect of these changes in rate and volume was a decrease in net interest income of $966,000.

The FFTR, the index that many of the Bank’s short-term deposit rates track, increased three times between December 2016 and June 2017.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are possible during the remainder of 2017 and in 2018. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment decreased  $187,000, or 4%, for the third quarter of 2017 compared to the same period in 2016. The decrease in net interest income was partially attributable to reduced spreads on outstanding warehouse balances and partially attributable to lower usage rates on warehouse lines compared to the same period in 2016.

The net interest spread on outstanding warehouse balances, which is equal to the yield on average outstanding balances less the cost of funding those balances, decreased 17 basis points to 3.35% during the third quarter of 2017 from 3.52% for the same period in 2016. The reduced spread was driven by competitive market pricing to attract and retain Warehouse clients.

Total Warehouse line commitments increased to $1.1 billion at September 30, 2017 from $915 million at September 30, 2016, with the Company continuing to grow its Warehouse client base over the previous 12 months. Average line usage on Warehouse commitments decreased to  49% during the third quarter of 2017 compared to 62% during the third quarter of 2016.  These usage rates equated to a decrease of $7 million, or 1%, in average outstanding warehouse balances from the third quarter of 2016 to the third quarter of 2017, with usage rates during the third quarter of 2017 negatively impacted by a general industry decline in mortgage refinance activity. For the remainder of 2017, management believes that usage rates for Warehouse lines will likely continue to be lower than comparable periods in 2016, as the mortgage industry anticipates higher long-term interest rates.

Republic Credit Solutions segment

Net interest income within the RCS segment increased  $2.8 million, or 86%,  for the third quarter of 2017 compared to the same period in 2016. The increase was primarily attributable to significant growth in consumer credit products, which earned $6.0 million in net interest income during the third quarter of 2017 compared to $3.2 million for the same period in 2016. Average RCS loans were  $48 million during the third quarter of 2017 compared to $19 million for the same period in 2016.

Table 2 — Total Company Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$552,821	$2,793	2.02%	$554,508	$2,216	1.60%
Federal funds sold and other interest-earning deposits	208,688	661	1.27	58,910	122	0.83
Other RPG loans and fees(2)(5)	48,371	6,072	50.21	18,855	3,201	67.91
Outstanding Warehouse lines of credit and fees(3)(5)	535,703	6,170	4.61	542,894	5,457	4.02
All other Traditional Bank loans and fees(4)(5)	3,291,346	38,029	4.62	3,140,344	32,936	4.20

Total interest-earning assets	4,636,929	53,725	4.63	4,315,511	43,932	4.07

Allowance for loan and lease losses	(38,797)			(29,544)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	63,244			74,055
Premises and equipment, net	44,674			43,506
Bank owned life insurance	62,798			61,225
Other assets(1)	65,805			67,205
Total assets	$4,834,653			$4,531,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,122,087	$753	0.27%	$1,012,417	$275	0.11%
Money market accounts	549,534	426	0.31	552,115	289	0.21
Time deposits	278,566	843	1.21	230,386	560	0.97
Brokered money market and brokered certificates of deposit	299,249	565	0.76	360,371	497	0.55

Total interest-bearing deposits	2,249,436	2,587	0.46	2,155,289	1,621	0.30

Securities sold under agreements to repurchase and other short-term borrowings	208,160	161	0.31	215,343	10	0.02
Federal Home Loan Bank advances	618,750	2,383	1.54	584,946	2,662	1.82
Subordinated note	41,240	287	2.78	44,288	241	2.18

Total interest-bearing liabilities	3,117,586	5,418	0.70	2,999,866	4,534	0.60

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,052,162			900,432
Other liabilities	31,031			30,617
Stockholders’ equity	633,874			601,043
Total liabilities and stockholders’ equity	$4,834,653			$4,531,958

Net interest income		$48,307			$39,398

Net interest spread			3.93%			3.47%

Net interest margin			4.17%			3.65%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income includes loan fees of $5.4 million and $2.8 million for the three months ended September 30, 2017 and 2016.
(3)	Interest income includes loan fees of $828,000 and $975,000 for the three months ended September 30, 2017 and 2016.
(4)	Interest income includes loan fees of $2.9 million and $1.0 million for the three months ended September 30, 2017 and 2016.
(5)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30, 2017
	Compared to
	Three Months Ended September 30, 2016
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$578	$(7)	$585
Federal funds sold and other interest-earning deposits	539	446	93
Other RPG loans and fees	2,871	3,892	(1,021)
Outstanding Warehouse lines of credit and fees	713	(73)	786
All other Traditional Bank loans and fees	5,090	1,635	3,455

Net change in interest income	9,791	5,893	3,898

Interest expense:

Transaction accounts	478	33	445
Money market accounts	137	(1)	138
Time deposits	283	130	153
Brokered money market and brokered certificates of deposit	69	(94)	163
Securities sold under agreements to repurchase and other short-term borrowings	150	—	150
Federal Home Loan Bank advances	(281)	147	(428)
Subordinated note	46	(18)	64

Net change in interest expense	882	197	685

Net change in net interest income	$8,909	$5,696	$3,213

Provision for Loan and Lease Losses

The Company recorded a Provision of $4.2 million for the third quarter of 2017, compared to $2.5 million for the same period in 2016.  The significant components comprising the Company’s Provision by reportable segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2017 was $683,000, compared to $289,000 for the third quarter of 2016. An analysis of the Provision for the third quarter of 2017 compared to the same period in 2016 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $622,000 and $499,000 to the Provision for the third quarters of 2017 and 2016.  Loan growth primarily drove the net charges to the Provision in both periods, as gross loans increased $66 million during the third quarter of 2017 and $52 million during the third quarter of 2016.

•	Provision activity related to the Bank’s loans rated Substandard and Special Mention, as well as purchased-credit-impaired (“PCI”) loans, was immaterial during the third quarters of 2017 and 2016.

As a percentage of total loans, the Traditional Banking Allowance for Loan and Lease Losses (“Allowance”) was 0.84% at September 30, 2017 compared to 0.83% at December 31, 2016 and 0.81% at September 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses at September 30, 2017.

Warehouse Lending segment

The Warehouse Provision was a credit of $74,000 for the third quarter of 2017, a $262,000 decrease from the same period in 2016. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $29 million during the third quarter of 2017 compared to an increase of $75 million during the third quarter of 2016.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2017, December 31, 2016 and September 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2017.

Tax Refund Solutions segment

TRS recorded a credit to the Provision of $840,000 during the third quarter of 2017 compared to a credit of $89,000 for the same period in 2016. These credits primarily represent recoveries on EAs  previously charged off in the first or second quarter of each year.

Republic Credit Solutions segment

RCS recorded a Provision of $4.5 million during the third quarter of 2017, an increase of $2.4 million compared to the same period in 2016. Provision expense was higher at RCS due to an increase in general loss reserves for growth in RCS loans and an increase in the historical loss factors within the loan loss reserve calculation resulting from a rise in charge-offs from the prior year.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RCS loans, the RCS Allowance was 22.71% at September 30, 2017 compared to 15.40% at December 31, 2016 and 19.80% at September 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2017.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Table 4 — Summary of Loan and Lease Loss Experience for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30,
(dollars in thousands)	2017	2016

Allowance at beginning of period	$37,898	$29,308

Charge-offs:

Traditional Banking:
Residential real estate	(52)	(56)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(152)	—
Lease financing receivables	—	—
Home equity	(4)	(145)
Consumer	(481)	(522)
Total Traditional Banking	(689)	(723)
Warehouse lines of credit	—	—
Total Core Banking	(689)	(723)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Commercial & industrial	—	—
Republic Credit Solutions	(2,681)	(1,352)
Total Republic Processing Group	(2,681)	(1,352)
Total charge-offs	(3,370)	(2,075)

Recoveries:

Traditional Banking:
Residential real estate	107	142
Commercial real estate	77	34
Construction & land development	3	10
Commercial & industrial	12	121
Lease financing receivables	—	—
Home equity	51	31
Consumer:	125	142
Total Traditional Banking	375	480
Warehouse lines of credit	—	—
Total Core Banking	375	480

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	841	93
Refund Anticipation Loans	—	—
Commercial & industrial	—	—
Republic Credit Solutions	226	141
Total Republic Processing Group	1,067	234

Total recoveries	1,442	714

Net loan charge-offs	(1,928)	(1,361)

Provision - Core Banking	609	477
Provision - RPG	3,612	2,012
Total Provision	4,221	2,489
Allowance at end of period	$40,191	$30,436

Credit Quality Ratios - Total Company:

Allowance to total loans	1.02%	0.80%
Allowance to nonperforming loans	245	169
Net loan charge-offs to average loans	0.20	0.15

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.71%
Allowance to nonperforming loans	190	152
Net loan charge-offs to average loans	0.03	0.03

Noninterest Income

Total Company noninterest income decreased $927,000, or 8%, during the third quarter of 2017 compared to the same period in 2016. The most significant components comprising the total Company’s noninterest income by reportable segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased $231,000, or 3%, for the third quarter of 2017 compared to the same period in 2016.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Service charges on deposit accounts remained at $3.4 million for the third quarter of 2017 compared to the same period in 2016.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. Total per item fees, net of refunds, included in service charges on deposits remained at $2.1 million for the quarters ended September 30, 2017 and 2016. Total daily overdraft charges, net of refunds, included in interest income were $465,000 and $445,000 for the quarters ended September 30, 2017 and 2016.

•	The Traditional Bank recorded a positive swing of $147,000 on the net gain/loss on sale of other real estate owned (“REO”) from the third quarter of 2017 compared to the same period in 2016.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $2.0 million during the third quarter of 2017 compared to the same period in 2016.  Approximately $1.1 million of the decrease in mortgage banking income was attributable to a gain recorded during the third quarter of 2016 from a nonrecurring bulk sale of $71 million in mortgage loans, which represented a portion of the Company’s correspondent loan portfolio.  The remainder of the decrease in mortgage banking income was consistent with a decrease in consumer refinance activity.

Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $43 million during the third quarter of 2017 compared to $59 million during the same period in 2016.  Excluding the bulk sale, the ratio of net gain on sale of mortgage loans originated for sale was 2.22% and 3.33% during the third quarters of 2017 and 2016.

Republic Credit Solutions segment

Within the RCS segment, noninterest income increased  $724,000, or 67%, during the third quarter of 2017 compared to the same period in 2016 driven by a $584,000, or 61%, increase in Program fees. These fees represent gains from the sale of consumer loans.  The increase in program fees resulted from an increase in volume from RCS’ small-dollar consumer loan programs.  During the third quarter of 2017, loans sold through the RCS programs increased $53 million, or 42%, to $178 million compared to $125 million during the third quarter of 2016.

Noninterest Expense

Total Company noninterest expense increased  $4.5 million, or 13%, during the third quarter of 2017 compared to the same period in 2016. The most significant components comprising the increase in noninterest expense by reportable segment were as follows:

Traditional Banking segment

For the third quarter of 2017 compared to the same period in 2016, Traditional Banking noninterest expense increased  $3.3 million, or 12%. The most significant categories affecting the change in noninterest expense for the quarter were as follows:

•

Salaries and benefits expense increased $1.8 million, or 12%, primarily due to an increase of 67 full-time-equivalent (“FTE”) employees from September 30, 2016 to September 30, 2017. The increase in FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Marketing and development expense increased $531,000, or 53%, with a substantial portion of this increase focused on driving loan and deposit growth in markets outside of the Company’s Louisville, Kentucky footprint.  In addition, the Company also instituted a marketing awareness campaign in its Louisville, Kentucky market as part of a mortgage lending initiative.

•	Impairment of premises held for sale increased $907,000 resulting from a mark-to-market charge for a bank property that the Company plans to market for sale in the coming months.

Tax Refund Solutions segment

Within the TRS segment, noninterest expense increased  $776,000, or 37%, during the third quarter of 2017 compared to the same period in 2016.  The increase was partially due to a $334,000 increase in salaries and benefits expense, driven by additional staff added during the previous 12 months to support growth. The remaining increase was primarily in the other expense category and was related to an accrual for future Tax Provider payments triggered by the attainment of certain agreed upon incentive metrics for the applicable program.

See additional detail regarding the Easy Advance (“EA”) product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

Within the RCS segment, noninterest expense increased  $289,000, or 47%, during the third quarter of 2017 compared to the same period in 2016.  The increase was primarily due to a $198,000 increase in data processing expenses and $102,000 increase in salaries and employee benefits expense, with both increases consistent with growth in RCS products.

OVERVIEW (Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016)

Total Company net income for the first nine months of 2017 was $40.8 million,  a  $4.9 million,  or 14%,  increase from the same period in 2016. Diluted earnings per Class A Common Share increased to $1.96 for the nine months ended September 30, 2017 compared to $1.73 for the same period in 2016.

The Company maintains six banking centers in the Tampa, Florida metropolitan statistical area.  The Company’s results of operations for the nine months ended September 30, 2017 were not meaningfully impacted by hurricane Irma, which struck Florida during the third quarter of 2017.

General highlights by reportable segment for the nine months ended September 30, 2017 consisted of the following:

Traditional Banking segment

•	Net income increased $1.5 million, or 8%, for the first nine months of 2017 compared to the same period in 2016.

•	Net interest income increased $14.2 million, or 16%, for the first nine months of 2017 compared to the same period in 2016.

•	The Provision was $2.6 million for the first nine months of 2017 compared to $1.6 million for the same period in 2016.

•	Total noninterest income increased $1.2 million, or 6%, for the first nine months of 2017 compared to the same period in 2016.

•	Total noninterest expense increased $12.0 million, or 15%, during the first nine months of 2017 compared to the first nine months of 2016.

Warehouse Lending segment

•	Net income increased $1.4 million, or 26%, for the first nine months of 2017 compared to the same period in 2016.

•	Net interest income increased $1.7 million, or 15%, for the first nine months of 2017 compared to the same period in 2016.

•	The Provision was a net credit of $36,000 for the first nine months of 2017 compared to a net charge of $686,000 for the same period in 2016.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $2.2 million during the first nine months of 2017 compared to the same period in 2016.

•

Overall, excluding the aforementioned bulk loan sale that occurred during the third quarter of 2016, Republic’s originations of secondary market loans totaled $119 million during the first nine months of 2017 compared to $155 million during the same period in 2016.

Tax Refund Solutions segment

•	Net income increased $1.3 million, or 14%, for the first nine months of 2017 compared to the same period in 2016.

•	Net interest income increased $8.6 million for the first nine months of 2017 compared to the same period in 2016.

•

EA loan originations increased $206 million to $329 million for the first nine months of 2017 compared to $123 million for the same period in 2016.  EAs were only offered during the first two months of each year.

•	The Provision was $6.8 million during the first nine months of 2017 compared to $2.9 million for the same period in 2016.

•	Noninterest income decreased $885,000, or 5%, for the first nine months of 2017 compared to the same period in 2016.

•	Noninterest expense increased $1.9 million, or 21%, for the first nine months of 2017 compared to the same period in 2016.

Republic Credit Solutions segment

•	Net income increased $2.0 million for the first nine months of 2017 compared to the same period in 2016.

•	Net interest income increased $8.9 million for the first nine months of 2017 compared to the same period in 2016.

•	The Provision was $12.3 million during the first nine months of 2017 compared to $4.3 million for the same period in 2016.

•	Noninterest income increased $3.0 million for the first nine months of 2017 compared to the same period in 2016.

•	Noninterest expense increased $833,000, or 51%, for the first nine months of 2017 compared to the same period in 2016.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016)

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

Total Company net interest income increased  $33.5 million, or 29%, during the first nine months of 2017 compared to the same period in 2016.  Loan growth was the primary contributor to the Company’s growth in net interest income. The total Company net interest margin increased to 4.34% during the first nine months of 2017 compared to 3.62% for the same period in 2016, with additional fee income from consumer credit products offered through the TRS and RCS segments primarily driving the increase.

The most significant components affecting the total Company’s net interest income by reportable segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased  $14.2 million, or 16%, for the first nine months of 2017 compared to the same period in 2016.  The Traditional Banking net interest margin was 3.48% for the first nine months of 2017, an increase of 26 basis points from the same period in 2016.

The Traditional Banking segment’s financial instruments were favorably impacted by increases in short-term interest rates during 2017, with the increase in yield on interest-earning assets outpacing the increase in cost on interest-bearing liabilities. The changes in the Traditional Bank’s net interest income and net interest margin during the first nine months of 2017 were primarily attributable to the following:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, were $3.2 billion with a weighted average yield of 4.28% during the first nine months of 2017 compared to $3.0 billion with a weighted average yield of 4.09% during the first nine months of 2016. The overall effect of these changes in rate and volume was an increase of $10.4 million, or 11%, in interest income. This increase in average loans for the first nine months of 2017 over the first nine months of 2016 was driven primarily by growth in the Bank’s CRE, Construction, and C&I portfolios over the previous 12 months.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was higher during the first nine months of 2017 compared to the same period in 2016 primarily due to the early payoff of one loan during the third quarter of 2017. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Discount accretion recorded in interest income during the first nine months of 2017 was $1.9 million, with $1.7 million of such accretion connected to the previously mentioned loan repaid in the third quarter of 2017.  Discount accretion on this portfolio totaled $966,000 for the first nine months of 2016. Overall, the average balance of the portfolio was $13 million with a yield of 26.47% during the first nine months of 2017 compared to $21 million with a yield of 12.80% for 2016. The overall effect of these changes in rate and volume was an increase of $585,000 in interest income.

As of September 30, 2017, the remaining unearned accretable discount related to loans from the Company’s 2012 FDIC-assisted transactions totaled $1.6 million, with 95% of this discount attributable to one loan.

•

The weighted average cost of interest-bearing deposits during the first nine months of 2017 compared to the same period in 2016 increased to 0.41% from 0.29%, while the average outstanding interest-bearing deposits increased $215 million when comparing the two periods. The net effect of these changes in rate and volume was a decrease in net interest income of $2.4 million.

•

The weighted average cost of FHLB advances during the first nine months of 2017 compared to the same period in 2016 declined to 1.54% from 1.95%, while the average outstanding FHLB advances decreased $16 million when comparing the two periods. The net effect of these changes in rate and volume was an increase in net interest income of $2.0 million.

The FFTR, the index that many of the Bank’s short-term deposit rates track, increased  three times between December 2016 and June 2017.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are possible during the remainder of 2017 and in 2018. While an increase in short-term interest rates is generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased  $1.7 million, or 15%, for the first nine months of 2017 compared to the same period in 2016. The increase in net interest income was primarily attributable to higher average outstanding balances for the current period as compared to the same period in 2016.  Overall, average outstanding Warehouse balances during the first nine months of 2017 increased $71 million, or 17%, compared to the same period in 2016.

Total Warehouse line commitments increased to $1.1 billion at September 30, 2017 from $915 million at September 30, 2016, with the Company continuing to grow its Warehouse client base over the previous 12 months. Average line usage on Warehouse commitments was 47% during the first nine months of 2017 compared to 56% during the first nine months of 2016.  For the remainder of 2017, management believes that usage rates for Warehouse lines will likely continue to be lower than comparable periods in 2016, as the mortgage industry anticipates higher long-term interest rates.

Tax Refund Solutions segment

Net interest income within the TRS segment increased $8.6 million the first nine months of 2017 compared to the same period in 2016. The increase in TRS’s net interest income was primarily attributed to the following factors:

•

The TRS segment’s EA product earned $14.2 million in interest income during the first nine months of 2017, a $9.0 million increase from the same period in 2016.  The higher EA income was driven by an increase in EA origination volume as the Company originated $329 million in EAs during the first nine months of 2017 compared to $123 million during the first nine months of 2016.  Additional demand for EAs during 2017 was partially driven by the previously announced delays in certain taxpayer refunds from the U.S. Treasury due to additional fraud prevention measures taken by the Federal government. In addition, the Company’s increase in EA dollar volume during 2017 was driven by a higher weighted average advance amount as compared to 2016.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

•

Partially offsetting growth in EA-related interest income, the TRS segment did not renew a short-term commercial loan from which it earned $1.1 million in loan fees during the first nine months of 2016. However, TRS did earn $635,000 in loan fees during the first nine months of 2017 from other commercial loan relationships.

Republic Credit Solutions segment

Net interest income within the RCS segment increased  $8.9 million for the first nine months of 2017 compared to the same period in 2016. The increase was driven by product expansion at RCS over the previous 12 months, particularly within the segment’s line-of-credit product.  Average RCS loans increased $26  million to $39 million during the first nine months of 2017 compared to $13 million for the same period in 2016.

Table 5 — Total Company Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$578,963	$8,051	1.85%	$571,740	$6,611	1.54%
Federal funds sold and other interest-earning deposits	174,538	1,368	1.05	147,180	706	0.64
TRS Easy Advance loans and fees(2)	26,210	14,220	72.34	7,040	5,210	98.67
Other RPG loans and fees(3)(6)	43,072	16,632	51.49	20,431	8,053	52.55
Outstanding Warehouse lines of credit and fees(4)(6)	487,545	16,253	4.44	416,665	12,569	4.02
All other Traditional Bank loans and fees(5)(6)	3,228,812	105,905	4.37	3,048,861	94,940	4.15

Total interest-earning assets	4,539,140	162,429	4.77	4,211,917	128,089	4.05

Allowance for loan and lease losses	(38,476)			(29,451)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	111,947			105,537
Premises and equipment, net	44,224			36,986
Bank owned life insurance	62,378			57,112
Other assets(1)	64,221			58,780
Total assets	$4,783,434			$4,440,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,085,030	$1,697	0.21%	$941,138	$660	0.09%
Money market accounts	551,270	1,108	0.27	542,888	790	0.19
Time deposits	251,795	2,132	1.13	220,403	1,668	1.01
Brokered money market and brokered certificates of deposit	340,636	1,853	0.73	309,768	1,241	0.53

Total interest-bearing deposits	2,228,731	6,790	0.41	2,014,197	4,359	0.29

Securities sold under agreements to repurchase and other short-term borrowings	202,018	332	0.22	296,574	51	0.02
Federal Home Loan Bank advances	572,390	6,618	1.54	588,109	8,590	1.95
Subordinated note	41,240	807	2.61	42,926	680	2.11

Total interest-bearing liabilities	3,044,379	14,547	0.64	2,941,806	13,680	0.62

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,082,361			874,060
Other liabilities	32,531			29,779
Stockholders’ equity	624,164			595,236
Total liabilities and stock-holders’ equity	$4,783,435			$4,440,881

Net interest income		$147,882			$114,409

Net interest spread			4.13%			3.43%

Net interest margin			4.34%			3.62%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $15.0 million and $7.4 million for the nine months ended September 30, 2017 and 2016.
(4)	Interest income includes loan fees of $2.5 million and $2.3 million for the nine months ended September 30, 2017 and 2016.
(5)	Interest income includes loan fees of $5.1 million and $3.4 million for the nine months ended September 30, 2017 and 2016.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 6 — Total Company Volume/Rate Variance Analysis for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30, 2017
	Compared to
	Nine Months Ended September 30, 2016
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$1,440	$84	$1,356
Federal funds sold and other interest-earning deposits	662	150	512
TRS Easy Advance loans and fees	9,010	10,739	(1,729)
Other RPG loans and fees	8,579	8,746	(167)
Outstanding Warehouse lines of credit and fees	3,684	2,277	1,407
All other Traditional Bank loans and fees	10,965	5,760	5,205

Net change in interest income	34,340	27,756	6,584

Interest expense:

Transaction accounts	1,037	115	922
Money market accounts	318	12	306
Time deposits	464	253	211
Brokered money market and brokered certificates of deposit	612	133	479
Securities sold under agreements to repurchase and other short-term borrowings	281	(22)	303
Federal Home Loan Bank advances	(1,972)	(224)	(1,748)
Subordinated note	127	(28)	155

Net change in interest expense	867	239	628

Net change in net interest income	$33,473	$27,517	$5,956

Provision for Loan and Lease Losses

The Company recorded a Provision of $21.6 million for the first nine months of 2017, compared to $9.5 million for the same period in 2016.  The significant components comprising the Company’s Provision by reportable segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2017 was $2.6 million, compared to $1.6 million for the first nine months of 2016. An analysis of the Provision for the first nine months of 2017 compared to the same period in 2016 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $2.7 million and $1.7 million to the Provision for the first nine months of 2017 and 2016.  Loan growth primarily drove the net charges to the Provision in both periods, as gross loans increased $153 million during the first nine months of 2017 and $212 million during the same period in 2016. Growth during the first nine months of 2016 was primarily driven by the Company’s May 2016 Cornerstone acquisition, while growth during the same period in 2017 was primarily organic in nature. Since business-acquisition loans are purchased at fair value and the credit risk is a component of the valuation when determining the fair value, only a minimal Provision was recorded during 2016 for loan growth attributable to the Cornerstone acquisition.

•	Provision activity related to the Bank’s loans rated Substandard and Special Mention, as well as PCI loans, was immaterial during the first nine months of 2017 and 2016.

As a percentage of total loans, the Traditional Banking Allowance was 0.84% at September 30, 2017 compared to 0.83% at December 31, 2016 and 0.81% at September 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses at September 30, 2017.

Warehouse Lending segment

The Warehouse Provision was a net credit of $36,000 for the first nine months of 2017, a $722,000 improvement from the same period in 2016. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $14 million during the first nine months of 2017 compared to an increase of $274 million during the first nine months of 2016.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2017, December 31, 2016 and September 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2017.

Tax Refund Solutions segment

TRS recorded a Provision of $6.8 million during the first nine months of 2017, an increase of $3.9 million compared to same period in 2016.

The increase in Provision at TRS was attributable to an increase in estimated losses for EA loans, as EA volume increased 167% for the first nine months of 2017 compared to the first nine months of 2016.  As of September 30, 2017 and 2016, the Company had Provisions of 2.14% and 2.54% of total EAs originated during the first nine months of 2017 and 2016.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS recorded a Provision of $12.3 million during the first nine months of 2017, an increase of $8.0 million compared to same period in 2016. Provision expense was higher at RCS due to an increase in general loss reserves for growth in RCS loans, as well as an increase in the historical loss factors for the general reserves for RCS loans resulting from a rise in charge-offs from the prior year.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RCS loans, the RCS Allowance was 22.71% at September 30, 2017 compared to 15.40% at December 31, 2016 and 19.80% at September 30, 2016.  The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2017.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Table 7 — Summary of Loan and Lease Loss Experience for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,
(dollars in thousands)	2017	2016

Allowance at beginning of period	$32,920	$27,491

Charge-offs:

Traditional Banking:
Residential real estate	(177)	(317)
Commercial real estate	—	(41)
Construction & land development	—	(44)
Commercial & industrial	(152)	(330)
Lease financing receivables	—	—
Home equity	(99)	(229)
Consumer	(1,483)	(1,178)
Total Traditional Banking	(1,911)	(2,139)
Warehouse lines of credit	—	—
Total Core Banking	(1,911)	(2,139)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(8,121)	(3,474)
Commercial & industrial	—	—
Republic Credit Solutions	(7,217)	(3,072)
Total Republic Processing Group	(15,338)	(6,546)
Total charge-offs	(17,249)	(8,685)

Recoveries:

Traditional Banking:
Residential real estate	231	301
Commercial real estate	115	140
Construction & land development	4	30
Commercial & industrial	34	125
Lease financing receivables	—	—
Home equity	128	135
Consumer:	442	454
Total Traditional Banking	954	1,185
Warehouse lines of credit	—	—
Total Core Banking	954	1,185

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	1,082	347
Refund Anticipation Loans	252	290
Commercial & industrial	—	—
Republic Credit Solutions	599	319
Total Republic Processing Group	1,933	956
Total recoveries	2,887	2,141

Net loan charge-offs	(14,362)	(6,544)

Provision - Core Banking	2,575	2,253
Provision - RPG	19,058	7,236
Total Provision	21,633	9,489
Allowance at end of period	$40,191	$30,436

Credit Quality Ratios - Total Company:

Allowance to total loans	1.02%	0.80%
Allowance to nonperforming loans	245	169
Net loan charge-offs to average loans	0.51	0.25

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.71%
Allowance to nonperforming loans	190	152
Net loan charge-offs to average loans	0.03	0.04

Noninterest Income

Total Company noninterest income increased  $1.2 million, or 3%, during the first nine months of 2017 compared to the same period in 2016. The most significant components comprising the total Company’s noninterest income by reportable segment were as follows:

Traditional Banking segment

Traditional Banking segment noninterest income increased  $1.2 million, or 6%, for the first nine months of 2017 compared to the same period in 2016.  The most significant categories affecting the change in noninterest income for the period were as follows:

•

Service charges on deposit accounts increased $220,000, or 2%, to $10.0 million for the first nine months of 2017 compared to  $9.8 million during the same period in 2016 driven by a 7% growth in the Company’s transactional account base from September 30, 2016 to September 30, 2017.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2017 and 2016 were $6.1 million and $5.7 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2017 and 2016 were $1.3 million and  $1.2 million.

•	Interchange income increased $435,000, or 7%, due to an 11% increase in the number of active debit cards and a 9% increase in the number of transactions experienced by the Company for such cards.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $2.2 million during the first nine months of 2017 compared to the same period in 2016.  Approximately $1.1 million of the decrease in mortgage banking income was attributable to a nonrecurring gain recorded during the third quarter of 2016 from the bulk sale of $71 million in mortgage loans, which represented a portion of the Company’s correspondent loan portfolio.  The remainder of the decrease in mortgage banking income was consistent with a decrease in consumer refinance activity.

Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $119 million during the first nine months of 2017 compared to $155 million during the same period in 2016. Excluding the bulk sale, the ratio of net gain on sale of mortgage loans originated for sale was 2.70% and 2.92% during the first nine months of 2017 and 2016.

Tax Refund Solutions segment

Within the TRS segment, noninterest income decreased  $885,000, or 5%, during the first nine months of 2017 compared to the same period in 2016.  The overall decrease was primarily attributable to a $790,000, or 4%, decrease in net RT revenue at TRS from the first nine months of 2016 to the first nine months of 2017, consistent with the 10% decrease in RT product volume for the same periods.

Republic Credit Solutions segment

Within the RCS segment, noninterest income increased  $3.0 million, or 149%, during the first nine months of 2017 compared to the same period in 2016.  The overall increase was primarily attributable to an increase of $2.1 million in RCS program fees, which represents gains from the sale of consumer loans.  The increase in program fees resulted from an increase in volume from RCS’ small-dollar consumer loan programs.  During the first nine months of 2017, loans sold through the RCS programs increased $205 million, or 83%, to $453 million compared to $248 million during the first nine months of 2016. In addition, RCS benefitted during the first nine months of 2017 from the final revenue payment of $427,000 from a program sponsor related to a first-year volume guarantee for its credit product.

Noninterest Expense

Total Company noninterest expense increased  $14.8 million, or 15%, during the first nine months of 2017 compared to the same period in 2016. The most significant components comprising the increase in noninterest expense by reportable segment were as follows:

Traditional Banking segment

For the first nine months of 2017 compared to the same period in 2016, Traditional Banking noninterest expense increased  $12.0 million, or 15%. The most significant categories affecting the change in noninterest expense for the periods were as follows:

•

Salaries and benefits expense increased $7.0 million, or 16%, primarily due to an increase of 67 FTE employees from September 30, 2016 to September 30, 2017. The increase in FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Occupancy expense increased $1.6 million, or 11%, driven by increases in rent expense and depreciation expense resulting from new locations, existing banking center renovations and the cost of technology to support the Bank’s strategic initiatives.

•

Marketing and development expense increased $1.1 million, or 42%, with $660,000 of the increase attributable to the Company’s national branchless banking platform, MemoryBank.  The remainder of the increase was focused on driving loan and deposit growth in markets outside of the Company’s Louisville, Kentucky footprint.  In addition, the Company also instituted a marketing awareness campaign in its Louisville, Kentucky market as part of a mortgage lending initiative.

•	Impairment of premises held for sale increased $949,000 resulting from a mark-to-market charge for a bank property that the Company plans to market for sale in the coming months.

Tax Refund Solutions segment

Within the TRS segment, noninterest expense increased $1.9 million, or 21%, during the first nine months of 2017 compared to the same period in 2016.  The increase was primarily due to a $1.3 million increase in salaries and benefits expense, driven by additional staff added during the previous 12 months to support growth. The remaining increase was primarily in the other expense category and was related to an accrual for future Tax Provider payments triggered by the attainment of certain agreed upon incentive metrics for the applicable program.

Republic Credit Solutions segment

Within the RCS segment, noninterest expense increased  $833,000, or 51%, during the first nine months of 2017 compared to the same period in 2016.  The increase was primarily due to increases of $439,000 in data processing expenses and $173,000 in marketing expenses, with both increases consistent with RCS product growth from the first nine months of 2016 to the same period in 2017.

COMPARISON OF FINANCIAL CONDITION AT September 30, 2017 AND December 31, 2016

Loan Portfolio

Table 8 — Loan Portfolio Composition

(in thousands)	September 30, 2017	December 31, 2016

Traditional Banking:
Residential real estate:
Owner occupied	$933,726	$1,000,148
Owner occupied - correspondent*	125,643	149,028
Nonowner occupied	193,379	156,605
Commercial real estate	1,161,225	1,060,496
Construction & land development	138,837	119,650
Commercial & industrial	327,214	259,026
Lease financing receivables	15,367	13,614
Home equity	346,154	341,285
Consumer:
Credit cards	19,898	13,414
Overdrafts	892	803
Automobile loans	63,639	52,579
Other consumer	13,247	19,744
Total Traditional Banking	3,339,221	3,186,392
Warehouse lines of credit*	571,160	585,439
Total Core Banking	3,910,381	3,771,831

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Commercial & industrial	265	6,695
Republic Credit Solutions	46,866	32,252
Total Republic Processing Group	47,131	38,947

Total loans**	3,957,512	3,810,778
Allowance for loan and lease losses	(40,191)	(32,920)

Total loans, net	$3,917,321	$3,777,858

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $147 million, or 4%, during 2017 to $4.0 billion at September 30, 2017.

Traditional Banking segment

Traditional Banking loans increased $153 million, or 5%, during the first nine months of 2017. Within the Traditional Banking segment’s portfolio, CRE loans experienced the largest increase of $101 million, or 9%, with the Bank’s Commercial and Corporate Banking Department primarily driving growth.  The Bank’s owner occupied residential real estate loans, including correspondent loans, declined $90 million in total. These category fluctuations were generally in-line with the Company’s overall long-term loan growth strategy, which is to reduce the Bank’s reliance on residential real estate loans for balance sheet growth and to rely more on commercial type loans for future growth.  While the Company does currently intend to reduce its reliance on residential real estate loans for future balance sheet growth, it also continues to make plans to expand its agency-eligible volume of first mortgage residential real estate loans, which it will sell into the secondary market in order to generate fee income.

Warehouse Lending segment

As of September 30, 2017, the Bank had $571 million outstanding on total committed Warehouse credit lines of $1.1 billion.  As of December 31, 2016, the Bank had $585 million outstanding on total committed Warehouse credit lines of $915 million. The $14 million decrease in outstanding balances generally reflects lower usage rates on outstanding Warehouse lines during 2017, with usage rates negatively impacted by a general industry decline in mortgage refinance activity. For the remainder of 2017, management believes that usage rates for Warehouse lines will likely continue to be lower than comparable periods in 2016, as the mortgage industry anticipates higher long-term interest rates.

Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the third quarter of 2015.   On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Republic Credit Solutions segment

RCS loans increased $15 million, or 45%, during the first nine months of 2017, with RCS expanding all four of its product lines during 2017. RCS’s line-of-credit product increased $6 million, or 32%, during the first nine months of 2017, with this product representing 54% and 60% of all RCS loans outstanding at September 30, 2017 and December 31, 2016.

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

The Company’s Allowance increased  $7 million, or 22%, from December 31, 2016 to $40 million at September 30, 2017, primarily driven by growth in RCS small-dollar credit products and general growth in commercial Core Bank portfolios.

As a percent of total loans, the total Company’s Allowance increased to 1.02% at September 30, 2017 compared to 0.86% at December 31, 2016. The increase in ratio of Allowance to total loans was primarily driven by reserves for RCS small-dollar consumer products.  An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Allowance at the Traditional Banking segment increased to $28 million at September 30, 2017 compared to $26 million at December 31, 2016.  The Allowance to total Traditional Bank loans increased to 0.84% at September 30, 2017 from 0.83% at December 31, 2016.   The growth in the Allowance for the Traditional Banking segment was generally related to the growth in the overall loan portfolio with changes to the historical loss percentages and qualitative factors of the calculation providing minimal impact.

Warehouse Lending segment

The Allowance on loans originated through the Company’s Warehouse segment decreased to $1.4 million at September 30, 2017 from $1.5 million at December 31, 2016, with the Allowance to total outstanding Warehouse balances remaining at 0.25% at both period ends.  The decrease in the Allowance for the Warehouse Lending segment was entirely related to the decline in the overall loan portfolio.

Republic Credit Solutions segment

The Allowance on loans originated through the Company’s RCS segment increased to $11 million at September 30, 2017 from $5 million at December 31, 2016, driven primarily by $6 million of estimated reserves for growth in RCS loans, as well as an increase in the historical loss factors for the general reserves for RCS loans resulting from a rise in charge-offs from the prior year. The Allowance to total RPG loans increased to 22.71% at September 30, 2017 from 15.40% at December 31, 2016.

RPG maintained an Allowance for three loan products offered through its RCS segment at September 30, 2017, including its line-of-credit product, its credit card product and its healthcare-receivables product.  At September 30, 2017, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 36% for its line-of-credit portfolio.  A lower reserve percentage was provided for RCS’s healthcare receivables at September 30, 2017, as such receivables have recourse back to the Company’s partners in the transactions.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $6 million during the first nine months of 2017, primarily due to the payoffs and paydowns of Special Mention loans during the period.

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special mention loans.

Table 9 — Classified and Special Mention Loans

(in thousands)	September 30, 2017	December 31, 2016

Loss	$—	$—
Doubtful	—	—
Substandard	21,928	21,412
Purchased Credit Impaired - Substandard	1,770	2,366
Total Classified Loans	23,698	23,778

Special Mention	26,630	30,702
Purchased Credit Impaired - Group 1	5,582	7,908
Total Special Mention Loans	32,212	38,610

Total Classified and Special Mention Loans	$55,910	$62,388

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $7 million and $10 million at September 30, 2017 and December 31, 2016.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.41% at September 30, 2017 from 0.42% at December 31, 2016, as the total balance of nonperforming loans increased by $322,000, or 2%, while total loans increased  $147 million, or 4% during the first nine months of 2017.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	September 30, 2017	December 31, 2016

Loans on nonaccrual status*	$15,475	$15,892
Loans past due 90-days-or-more and still on accrual**	906	167
Total nonperforming loans	16,381	16,059
Other real estate owned	167	1,391
Total nonperforming assets	$16,548	$17,450

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.41%	0.42%
Nonperforming assets to total loans (including OREO)	0.42	0.46
Nonperforming assets to total assets	0.33	0.36

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.40%	0.42%
Nonperforming assets to total loans (including OREO)	0.40	0.46
Nonperforming assets to total assets	0.32	0.36

*Loans on nonaccrual status include impaired loans. See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Approximately $11 million, or 66%, of the Bank’s total nonperforming loans at September 30, 2017, compared to $13 million, or 80%, as of December 31, 2016, were concentrated in the residential real estate and HELOC categories, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $4 million, or 27%, of the Bank’s total nonperforming loans at September 30, 2017, compared to $3 million, or 17%, at December 31, 2016 were concentrated in the CRE and construction and land development portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 11 — Nonperforming Loan Composition

	September 30, 2017		December 31, 2016
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$9,528	1.02%	$10,955	1.10%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	21	0.01	852	0.54
Commercial real estate	4,411	0.38	2,725	0.26
Construction & land development	68	0.05	77	0.06
Commercial & industrial	46	0.01	154	0.06
Lease financing receivables	—	—	—	—
Home equity	1,308	0.38	1,069	0.31
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	72	0.11	—	—
Other consumer	76	0.57	145	0.73
Total Traditional Banking	15,530	0.47	15,977	0.50
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,530	0.40	15,977	0.42

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Commercial & industrial	—	—	—	—
Republic Credit Solutions	851	1.82	82	0.25
Total Republic Processing Group	851	1.81	82	0.21

Total nonperforming loans	$16,381	0.41	$16,059	0.42

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	95	$4,464	18	$3,484	1	$1,580	114	$9,528
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	1	21	—	—	—	—	1	21
Commercial real estate	1	78	6	1,248	3	3,085	10	4,411
Construction & land development	1	68	—	—	—	—	1	68
Commercial & industrial	1	46	—	—	—	—	1	46
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	25	593	5	715	—	—	30	1,308
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	72	—	—	—	—	3	72
Other consumer	18	76	—	—	—	—	18	76
Total Traditional Banking	145	5,418	29	5,447	4	4,665	178	15,530
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	145	5,418	29	5,447	4	4,665	178	15,530

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Republic Credit Solutions	8,508	851	—	—	—	—	8,508	851
Total Republic Processing Group	8,508	851	—	—	—	—	8,508	851

Total	8,653	$6,269	29	$5,447	4	$4,665	8,686	$16,381

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2016		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	120	$5,417	30	$5,538	—	$—	150	$10,955
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	77	—	—	1	775	6	852
Commercial real estate	2	106	5	1,190	1	1,429	8	2,725
Construction & land development	1	77	—	—	—	—	1	77
Commercial & industrial	—	—	1	154	—	—	1	154
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	25	589	3	480	—	—	28	1,069
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	39	145	—	—	—	—	39	145
Total Traditional Banking	192	6,411	39	7,362	2	2,204	233	15,977
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	6,411	39	7,362	2	2,204	233	15,977

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Republic Credit Solutions	1,163	82	—	—	—	—	1,163	82
Total Republic Processing Group	1,163	82	—	—	—	—	1,163	82

Total	1,355	$6,493	39	$7,362	2	$2,204	1,396	$16,059

As presented in Tables 13 and 14 below, approximately $7 million and $7 million in nonperforming loans at December 31, 2016 and 2015 were removed from the nonperforming loan classification during the first nine months of 2017 and 2016.

Based on the Bank’s review at September 30, 2017, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Table 13 — Rollforward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Nonperforming loans at the beginning of the period	$15,802	$19,956	$16,059	$21,936
Loans added to nonperforming status during the period that remained in nonperforming status at the end of the period	3,408	1,946	6,978	4,293
Loans removed from nonperforming status during the period that were in nonperforming status at the beginning of the period (see table below)	(3,050)	(3,446)	(6,660)	(7,153)
Changes in principal balance on loans in nonperforming status at both the beginning and at the end of the period	221	(464)	4	(1,084)

Nonperforming loans at the end of the period	$16,381	$17,992	$16,381	$17,992

Table 14 — Detail of Loans at the Beginning of the Period Removed from Nonperforming Status during the Period

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Loans charged-off	$(230)	$(144)	$(239)	$(209)
Loans transferred to OREO	(84)	(2,041)	(556)	(2,786)
Loans refinanced at other institutions	(1,217)	(1,261)	(2,553)	(4,158)
Loans returned to accrual status	(1,519)	—	(3,312)	—

Total loans removed from nonperforming status during the period that were in nonperforming status at the beginning of the period	$(3,050)	$(3,446)	$(6,660)	$(7,153)

Delinquent Loans

Delinquent loans to total loans increased to 0.30% at September 30, 2017, from 0.24% at December 31, 2016.  Core Bank delinquent loans to total Core Bank loans increased to 0.20% at September 30, 2017 compared 0.18% at December 31, 2016. With the exception of PCI loans and small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2017 and December 31, 2016 were on nonaccrual status.

Table 15 — Delinquent Loan Composition*

	September 30, 2017		December 31, 2016
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$3,579	0.38%	$4,554	0.46%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	658	0.34	46	0.03
Commercial real estate	2,087	0.18	425	0.04
Construction & land development	—	—	—	—
Commercial & industrial	37	0.01	342	0.13
Lease financing receivables	—	—	—	—
Home equity	837	0.24	970	0.28
Consumer:
Credit cards	96	0.48	18	0.13
Overdrafts	209	23.43	161	20.05
Automobile loans	73	0.11	—	—
Other consumer	180	1.36	305	1.54
Total Traditional Banking	7,756	0.23	6,821	0.21
Warehouse lines of credit	—	—	—	—
Total Core Banking	7,756	0.20	6,821	0.18

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Commercial & industrial	—	—	—	—
Republic Credit Solutions	4,270	9.11	2,137	6.63
Total Republic Processing Group	4,270	9.06	2,137	5.49

Total delinquent loans	$12,026	0.30	$8,958	0.24

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

As presented in Tables 16 and 17 below, approximately $5 million and $9 million in delinquent loans at December 31, 2016 and 2015 were removed from delinquent status through the first nine months of September 30, 2017 and 2016.

Table 16 — Rollforward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Delinquent loans at the beginning of the period	$9,013	$10,607	$8,958	$11,731
Loans added to delinquency status during the period and remained in delinquency status at the end of period	4,164	3,361	5,715	5,749
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,297)	(5,440)	(4,709)	(9,302)
Change in principal balance of loans delinquent at both period ends*	2,146	186	2,062	536

Delinquent loans at the end of period	$12,026	$8,714	$12,026	$8,714

*Includes relatively-small consumer portfolios, e.g., credit cards and RCS portfolios.

Table 17 — Detail of Loans Removed from Delinquency Status during the Period that were in Delinquency Status at the Beginning of the Period

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Loans charged-off	$(198)	$(24)	$(83)	$(69)
Loans transferred to OREO	(84)	(1,360)	(526)	(2,605)
Loans refinanced at other institutions	(1,736)	(2,724)	(2,143)	(3,476)
Loans paid current	(1,279)	(1,332)	(1,957)	(3,152)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,297)	$(5,440)	$(4,709)	$(9,302)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $48 million at September 30, 2017 compared to $53 million at December 31, 2016, representing a decrease of $5 million during the first nine months of 2017.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of September 30, 2017, the Bank had $38 million in TDRs, of which $7 million were also on nonaccrual status. As of December 31, 2016, the Bank had $42 million in TDRs, of which $10 million were also on nonaccrual status.

Table 18 — Impaired Loan Composition

(in thousands)	September 30, 2017	December 31, 2016

Troubled debt restructurings	$37,594	$41,586
Impaired loans (which are not TDRs)	10,125	11,098

Total impaired loans	$47,719	$52,684

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 19 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
September 30, 2017		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	4	$167	—	$—	—	$—	4	$167

Total	4	$167	—	$—	—	$—	4	$167

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2016		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$848	1	$543	—	$—	4	$1,391

Total	3	$848	1	$543	—	$—	4	$1,391

Table 20 — Rollforward of Other Real Estate Owned Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

OREO at beginning of period	$300	$1,503	$1,391	$1,220
Transfer from loans to OREO	84	2,001	556	3,939
Proceeds from sale*	(248)	(933)	(2,202)	(2,916)
Net gain on sale	107	64	577	392
Writedowns	(76)	(200)	(155)	(200)

OREO at end of period	$167	$2,435	$167	$2,435

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $63 million and $62 million of BOLI on its consolidated balance sheet at September 30, 2017 and December 31, 2016.

Deposits

Table 21 — Deposit Composition

(in thousands)	September 30, 2017	December 31, 2016

Core Bank:
Demand	$940,081	$872,709
Money market accounts	540,521	541,622
Brokered money market accounts	302,469	360,597
Savings	182,153	164,410
Individual retirement accounts*	46,967	42,642
Time deposits, $250 and over*	76,362	37,200
Other certificates of deposit*	177,606	140,894
Brokered certificates of deposit*	41,561	28,666
Total Core Bank interest-bearing deposits	2,307,720	2,188,740
Total Core Bank noninterest-bearing deposits	991,218	943,459
Total Core Bank deposits	3,298,938	3,132,199

Republic Processing Group ("RPG"):
Money market accounts	1,595	—
Total RPG interest-bearing deposits	1,595	—

Brokered prepaid card deposits	1,167	15
Other noninterest-bearing deposits	48,029	28,478
Total RPG noninterest-bearing deposits	49,196	28,493
Total RPG deposits	50,791	28,493

Total deposits	$3,349,729	$3,160,692

* Represents a time deposit.

Total Company deposits increased  $189 million, or 6%, from December 31, 2016 to $3.3 billion at September 30, 2017.

Total Company interest-bearing deposits increased $121 million, or 6%, during the first nine months of 2017 largely driven by $58 million in interest-bearing deposits raised through the Company’s separately branded digital platform, MemoryBank.  In addition, the Company experienced an increase of $80 million, or 36%, in its non-brokered time deposits during the first nine months of 2017 as the Bank maintained a more attractive rate offering on its certificates of deposit in order to attract longer-term deposits.

Total Company noninterest bearing deposits increased $68 million, or 7%, during the first nine months of 2017. Noninterest-bearing deposits at RPG increased $21 million from December 31, 2016 to $51 million at September 30, 2017, while Core Banking noninterest-bearing deposits increased $47 million, or 5%.  The increase in the Core Bank’s noninterest-bearing deposits was largely driven by growth in the Bank’s free-business-checking products, which are the Bank’s primary product offering for small business accounts.

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

SSUARs totaled $173 million at both December 31, 2016 and September 30, 2017.  The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Federal Home Loan Bank Advances

FHLB advances decreased  $45 million, or 6%, from December 31, 2016 to $758 million at September 30, 2017, with the Bank reducing its term advances by $110 million and increasing its overnight advances by $65 million during the first nine months of 2017. During the first nine months of 2017, the Bank obtained $65 million in additional fixed-rate term advances with a weighted average rate of 1.88% and a weighted average term of 2.6 years, while $175 million of fixed-rate term advances with a weighted average rate of 1.88%  and a weighted average term of 1.7 years matured during the period. The Bank held $350 million in overnight advances at a rate of 1.17% as of September 30, 2017, compared to $285 million in overnight advances at a rate of 0.64% at December 31, 2016.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 132% at September 30, 2017 and 138% at December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents on-hand of $330 million and $289 million. In addition, the Bank had available borrowing capacity of $337 million and $378 million from the FHLB at September 30, 2017 and December 31, 2016. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $313 million and $291 million as of September 30, 2017 and December 31, 2016 and unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of September 30, 2017 and December 31, 2016.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of cash or unencumbered investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2017 and December 31, 2016, these pledged investment securities had a fair value of $213 million and $232 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank could not obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2017, the Bank had approximately $576 million in deposits from 75 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $355 million, or 11%, of the Company’s total deposit balances at September 30, 2017. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically has fallen short of, its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  As of September 30, 2017, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s board approved minimums for the foreseeable future.  It is also likely the Bank will fall short of these minimums on occasion in the future as the Company manages its liquidity levels in order to maximize overall earnings.

Capital

Total stockholders’ equity increased from $604 million at December 31, 2016 to $633 million at September 30, 2017. The increase in stockholders’ equity was primarily attributable to net income earned during 2017 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2017, RB&T could, without prior approval, declare dividends of approximately $74 million.

Regulatory Capital Requirements — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.05% at September 30, 2017 compared to 13.32% at December 31, 2016. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on October 1, 2017, and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 22 — Capital Ratios

	As of September 30, 2017		As of December 31, 2016
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$691,566	16.15%	$655,908	16.37%
Republic Bank & Trust Company	588,618	13.77	553,905	13.86

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$612,104	14.30%	$584,530	14.59%
Republic Bank & Trust Company	548,427	12.83	520,985	13.03

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$651,375	15.21%	$622,988	15.55%
Republic Bank & Trust Company	548,427	12.83	520,985	13.03

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$651,375	13.53%	$622,988	13.54%
Republic Bank & Trust Company	548,427	11.41	520,985	11.34

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

As of September 30, 2017, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points.  From December 2016 to June 2017, the Federal Open Market Committee raised the FFTR three times, with further guidance suggesting that increases to the FFTR were more likely than not for the remainder of 2017 and in 2018.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2017 and ending September 30, 2018 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes all loan fees.

Table 23 — Bank Interest Rate Sensitivity as of September 30, 2017

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income	(0.40)%	4.80%	6.60%	8.00%	8.30%
Board policy limit on % change from base	(4.00)	(4.00)	(8.00)	(12.00)	(16.00)

As reflected in the table above, based on its dynamic simulation model, the Bank was in compliance with its Board-approved policies concerning sensitivity to interest rate risk as of September 30, 2017.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2017 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—
August 1 - August 31	—	—	—
September 1 - September 30	385	34.79	385
Total	385	$34.79	385	235,976

The Company repurchased 385 shares during the third quarter of 2017.  There were no shares exchanged for stock option exercises during the third quarter of 2017. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2017, the Company had 235,976 shares that could be repurchased under its current share repurchase programs.

During the third quarter of 2017, there were 10 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	First Amendment dated September 20, 2017 to lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC dated March 15, 2017, relating to 200 South Seventh Street, Louisville, KY

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2017, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 9, 2017	By: /s/ Steven E. Trager
Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

November 9, 2017	By: /s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer