Form 10-K
period 2017-12-31
REPUBLIC BANCORP INC /KY/
filed 2018-03-09
CIK 921557

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $349,890,313 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 9, 2018 was 18,609,173 and 2,242,624.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2018 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	new information concerning the impact of the Tax Cuts and Jobs Act (“TCJA”);
•	the magnitude and frequency of changes to the Federal Funds Target Rate (“FFTR”) implemented by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank (“FRB”);
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	natural disasters impacting Company operations;
•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;

•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•	other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors.”

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

As of December 31, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

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

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2017, Republic had total assets of $5.1 billion, total deposits of $3.4 billion and total stockholders’ equity of $632 million. Based on total assets as of December 31, 2017, Republic ranked as the largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2017, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”) and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management will report the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

Net income, total period-end assets, net interest margin, and net-revenue concentration by reportable segment for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Year Ended December 31, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$23,513	$8,907	$1,028	$33,448	$8,290	$3,894	$12,184	$45,632
Period-end total assets	4,470,932	525,246	11,115	5,007,293	12,450	65,619	78,069	5,085,362
Net interest margin	3.55%	3.53%	NM	3.55%	NM	NM	NM	4.32%
Net-revenue concentration*	66%	7%	2%	75%	13%	12%	25%	100%

	Year Ended December 31, 2016
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$24,959	$8,110	$1,790	$34,859	$7,503	$3,541	$11,044	$45,903
Period-end total assets	4,169,557	584,916	17,453	4,771,926	13,575	30,808	44,383	4,816,309
Net interest margin	3.26%	3.59%	NM	3.30%	NM	NM	NM	3.65%
Net-revenue concentration*	69%	8%	3%	80%	13%	7%	20%	100%

	Year Ended December 31, 2015
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income (loss)	$23,919	$5,964	$(26)	$29,857	$5,729	$(420)	$5,309	$35,166
Period-end total assets	3,809,526	386,414	9,348	4,205,288	18,891	6,110	25,001	4,230,289
Net interest margin	3.20%	3.58%	NM	3.24%	NM	NM	NM	3.27%
Net-revenue concentration*	77%	7%	3%	87%	11%	2%	13%	100%

*Net revenues are equal to net interest income plus noninterest income.

NM — Not Meaningful

For expanded segment financial data see Footnote 24 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking segment

As of December 31, 2017 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending —  Through its retail banking centers, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, residential real estate loans.  In addition, the Bank originates home equity amortizing loans (“HEALs”) and home equity lines of credit (“HELOCs”) through its retail banking centers. Such loans are generally collateralized by owner occupied property.  During 2017, the Bank continued to market its HELOCs utilizing a promotional rate product.  Under the terms of the promotional product during 2017, clients received a fixed interest rate for 6-12 months with no upfront closing costs.  At the expiration of the promotional rate period, rates are adjusted to an index based on the New York Prime Rate (“Prime”).

For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through the Correspondent Lending and Internet Banking channels are generally secured by owner occupied collateral located outside of the Bank’s market footprint.

The Bank offers single family, first lien residential real estate, adjustable rate mortgages (“ARM”s) with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a higher interest rate for its ARMs if the property is not owner occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest rate periods generally ranging from five to ten years, with demand dependent upon market conditions.  In general, ARMs containing longer fixed rate periods have historically been more attractive to the Bank’s clients in a relatively low rate environment, while ARMs with shorter fixed rate periods have historically been more attractive to the Bank’s clients in a relatively high rate environment.  While there is no requirement for clients to refinance their loans at the end of the fixed rate period, clients have historically done so the majority of the time, as most clients are interest rate risk averse on their first mortgage loans.

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

Commercial Lending — The Bank conducts commercial lending activities primarily through Corporate Banking, Business Banking, and Retail Banking channels.

In general, commercial lending credit approvals and processing are prepared and underwritten through the Bank’s Commercial Credit Administration Department (“CCAD”).  Clients are generally located within the Bank’s market footprint, or in an adjacent area to the market footprint.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions.  The Bank has a focus on Commercial & Industrial (“C&I”), Commercial Real Estate (“CRE”), and to a lesser degree Construction and Development (“C&D”) lending.  The targeted C&I credit size for client relationships is typically between $2 million to $15 million, with some exceptions for large corporate borrowers of higher credit quality.

C&I loans typically include those secured by General Business Assets (“GBA”), which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor.  Credit facilities include annually renewable lines of credit and term loans with maturities typically from three to five years, and may also involve financial covenant requirements. These requirements are monitored by the Bank’s CCAD. Underwriting for C&I loans is based on the borrower’s capacity to repay these loans from operating cash flows, typically measured by Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), with capital strength, collateral and management experience also important underwriting considerations.

Corporate Banking focuses on larger C&I and CRE opportunities.  For CRE loans, Corporate Banking focuses on stabilized CRE with low leverage and strong cash flows.  Borrowers are generally single-asset entities and loan sizes typically range from $5 million to $20 million.  Primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. The majority of interest rates offered are based on the 30-day London Interbank Offered Rate (“LIBOR”).  Fixed rate terms of up to 10 years are available to borrowers by utilizing interest rate swaps.  In some cases, limited or non-recourse (of owners) loans will be issued, with such cases based upon the capital position, cash flows, and stabilization of the borrowing entity.

The Bank’s CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial use property.

The Business Banking Department, and to some extent the Bank’s Retail Banking group, focuses on locally based small-to-medium sized businesses in the Bank’s market footprint with annual revenues between $1 million and $20 million. The needs of these clients range from expansion or acquisition, equipment financing, owner-occupied real estate financing, and operating lines of credit.  The Bank’s lenders utilize all appropriate programs of the Small Business Administration (“SBA”) to reduce credit risk exposure.  Additionally, the Bank looks to make loans to real estate investors for various types of investment properties, including rental homes and apartments, shopping centers, office buildings, and loans to various not-for-profit agencies located within the Bank’s market footprint.  The targeted credit size for a relationship in this area is between $500,000 and $5 million.

Construction and Land Development Lending — The Bank originates business loans for the construction of both single family residential properties and commercial properties (apartment complexes, shopping centers, office buildings).  While not a focus for the Bank, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

Single family residential construction loans are made in the Bank’s market area to established homebuilders with solid financial records. The majority of these loans are made for “contract” homes, which the builder has already pre-sold to a homebuyer.  The duration of these loans is generally less than 12 months and repaid at the end of the construction period from the sale of the constructed property.  Some loans are made on “speculative” homes, which the builder does not have pre-sold to a homebuyer, but expects to execute a contract to sell during the construction period.   These speculative homes are considered necessary to have in inventory for homebuilders, as not all homebuyers want to wait during the construction period to purchase and move into a newly built home.  Generally, the Bank will require a larger amount of equity from the builder when financing a speculative home compared to a contract home due to the increased risk of failing to sell the underlying property in a reasonable period of time.

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

Construction-to-permanent loans are another type of construction-related financing offered by the Bank.  These loans are made to borrowers who are going to build a property and retain it for ownership after construction completion.  The construction phase is handled just like all other construction loans, and the permanent phase offers similar terms to a permanent CRE loan, while allowing the borrower a one-time closing process at loan origination.  These loans are offered on both owner occupied and non-owner occupied CRE properties.

Internet Lending — The Bank accepts online loan applications for its RB&T brand through its website at www.republicbank.com.  Historically, the majority of loans originated through Internet Lending have been within the Bank’s traditional markets of Kentucky, Florida and Indiana.  Other states where loans are marketed include California, Colorado, Georgia, Illinois, Michigan, Minnesota, North Carolina, Ohio, Tennessee and Virginia, as well as, the District of Columbia.

Correspondent Lending — Primarily from its Warehouse clients, the Bank may occasionally acquire for investment single family, first lien mortgage loans that meet the Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. The volume of loans purchased through the Correspondent Lending channel may fluctuate from time to time based on several factors, including, but not limited to, borrower demand, other investment options and the Bank’s current and forecasted liquidity position.

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

Dealer Services —  The Bank offers dealer floor plan loans, consumer indirect automobile loans, and consumer aircraft loans through its Dealer Services Department.  Dealer floor plan loans are commercial loans to automobile dealers secured by the dealer’s current inventory of vehicles, typically in the Bank’s market footprint. The indirect automobile program involves establishing relationships with automobile dealers and obtaining consumer automobile loans in a low-cost delivery method. First offered by the Bank in August 2017, consumer aircraft loans typically range in amounts from $55,000 to $500,000, with terms up to 20 years, to purchase or refinance aircrafts, along with engine overhauls and avionic upgrades. The aircraft loan program is open to all states, except for Alaska and Hawaii.

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

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank — In October 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform.  MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly liquid bank accounts.

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

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.  For the first quarter 2018 tax season, the Company modified the EA product offering to increase the maximum advance amount, which is expected to drive an increase in overall EA loan volume and a proportionate amount of EA chargeoffs.

See additional discussion regarding the EA product under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 5 “Loans and Allowance for Loan and Lease Losses”

Republic Payment Solutions division

Through the RPS division of the TRS segment, the Bank is an issuing bank offering general-purpose-reloadable prepaid cards through third-party service providers.

For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be classified a separate reportable segment until such time, if any, that it meets reporting thresholds.

See additional discussion regarding the TRS segment under the sections titled:

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line of credit – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represented the substantial majority of RCS activity during 2017 and 2016.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Credit card – The Bank originates a credit card product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of each transaction occurrence to its third-party service provider and retains the remaining 10% interest.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Healthcare receivables – The Bank originates a healthcare-receivables product across the United States through two different third-party service providers. For one third-party service provider the Bank retains 100% of the receivables originated.  For the other third-party service provider, the Bank retains 100% of the receivables originated in some instances and sells 100% of the receivables in other instances within one month of origination.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Installment loan – The Bank originates an installment-loan product across the United States through a third-party service provider and sells 100% of the balances generated approximately 21 days after origination back to this third-party.  Unlike RCS’s other products, the Company carries these installment loans held for sale at fair value, with this portfolio marked to market on a monthly basis.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

See additional discussion regarding the RCS segment under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 24 “Segment Information”

Employees

As of December 31, 2017, Republic had 997 full-time-equivalent employees (“FTE”s). Altogether, Republic had 984 full-time and 25 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market footprint in originating loans, attracting deposits, and selling other banking related financial services. Through its national branchless banking platform, MemoryBank, the Bank competes for digital and mobile clients in select pilot markets under the MemoryBank brand. Through its Correspondent Lending channel, the Bank also competes to acquire newly originated mortgage loans from select mortgage companies on a national basis. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies, fintech companies, and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee and Ohio. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs or Interactive Teller Machines (“ITMs”), and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The primary factors in competing for bank products are convenient locations and ATMs, ITMs, flexible hours, deposit interest rates, services, internet banking, mobile banking, range of lending services offered and lending fees. Additionally, the Bank believes that an emphasis on highly personalized service tailored to individual client needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Bank’s ability to compete successfully in its market footprint.

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

Tax Refund Solutions

The TRS segment encounters direct competition for RT and EA market share from a limited number of banks in the industry.  The Bank competes in the marketplace on the basis of various revenue-share and pricing incentives, as well as product features and overall service levels.

Republic Payment Solutions division:

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

The Bank is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions (“KDFI”). The Bank also operates physical locations in Florida, Indiana, Ohio, and Tennessee; originates and purchases loans on a national basis; and accepts deposits on a national basis through its MemoryBank digital brand.  All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC.

The Bank is subject to restrictions, requirements, potential enforcement actions and examinations by the FDIC and KDFI. The FRB regulates the Company with monetary policies and operational rules that directly impact the Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Bank’s lending, deposit and other activities. The Bank and the Company are also subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), an independent bureau of the FRB created by the Dodd-Frank Act. An adverse ruling against the Company or the Bank under these laws could have a material adverse effect on results of operations.

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

•

Permanently increasing the maximum deposit insurance amount for financial institutions from $100,000 to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also required the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020, for which the FDIC issued final rules that became effective in July 2016, and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Volcker Rule — In December 2013, the final Volcker Rule provision of the Dodd-Frank Act was approved and implemented by the FRB, the FDIC, the SEC, and the Commodity Futures Trading Commission (“CFTC”) (collectively, the “Agencies”). The Volcker Rule aims to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks are restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. Affected institutions were required to fully conform to the Volcker Rule by July 21, 2015.

Because some components of the Dodd-Frank Act still have not been finalized, it is difficult to predict the ultimate effect of the Dodd-Frank Act on the Company or the Bank at this time. In addition, the extent to which new legislation, existing and planned governmental initiatives, and the current presidential administration result in a meaningful change in the current regulatory environment and the national economy is uncertain.

I.The Company

Acquisitions — The Company is required to obtain the prior approval of the FRB under the Bank Holding Company Act (“BHCA”) before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In addition, the Bank must obtain regulatory approval before entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company, its subsidiaries and related banks, and the target bank involved, the convenience and needs of the communities to be served and various competitive and other factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA (as defined below). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their designated communities, specifically including low-to-moderate income persons and neighborhoods.

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

Code of Conduct and Ethics — The Company has adopted a code of conduct and ethics that applies to all employees, including the Company’s principal executive, financial and accounting officers. The Company’s code of conduct and ethics is posted on the Bank’s website. The Company intends to disclose information about any amendments to, or waivers from, the code of conduct and ethics that are required to be disclosed under applicable SEC regulations by providing appropriate information on the Company’s website. If at any time the code of conduct and ethics is not available on the Company’s website, the Company will provide a copy of it free of charge upon written request.

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

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all banks not meeting these criteria requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the proposed branch must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. As a result of several legislative acts including the Dodd Frank Act, the Bank, along with any other national or state chartered bank generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

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

In addition to assessments for deposit insurance premiums, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the last FICO bonds mature in 2019.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate, which is then adjusted. The FDIC may adjust the scale uniformly from one quarter to the next, however, no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of paying FDIC deposit insurance assessments.

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

In 2014, the FDIC revised the risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules in accordance with Basel III, which became effective for the Company and the Bank in January 2015. For deposit insurance assessment purposes, the updated system revised the ratios and ratio thresholds relating to capital evaluations.

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

In 2016, the CFPB issued a final rule establishing new consumer compliance requirements for prepaid accounts pursuant to Regulations E and Z. These requirements govern disclosures, limited liability and error resolution protections, credit features, and making account agreement information publicly available for prepaid accounts, among other provisions. Certain provisions of the rule are not effective until April 1, 2019.

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

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into eleven federally chartered regional FHLBs that are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single-family residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP.

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

Federal Reserve System — Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a depository account at the FRB, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC. The Bank is authorized to borrow from the FRB discount window.

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

Real Estate Settlement Procedures Act (“RESPA”) — The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of the RESPA may result in imposition of penalties, including: (i) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $2,000 per claimant, depending on the violation; (ii) awards of court costs and attorneys’ fees; and (iii) fines of not more than $10,000 or imprisonment for not more than one year, or both. A rule requiring integrated disclosures from the TLA and RESPA became effective in October 2015.

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

Interagency Guidance on Non Traditional Mortgage Product Risks — In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” ARMs). The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with risk and iii) establish an allowance that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks before making product or payment choices.

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

Capital Adequacy Requirements

Capital Guidelines — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Regulatory guidelines are established by the FRB in the case of the Company and the FDIC in the case of the Bank.  The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. In addition to the risk-based capital guidelines, the FRB utilized a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 Capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

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

As of December 31, 2017 and 2016, the Company’s capital ratios were as follows:

	2017		2016
	Actual		Actual
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$694,369	16.04%	$655,908	16.37%
Republic Bank & Trust Company	591,592	13.69	553,905	13.86

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$612,315	14.15%	$584,530	14.59%
Republic Bank & Trust Company	548,823	12.70	520,985	13.03

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$651,600	15.06%	$622,988	15.55%
Republic Bank & Trust Company	548,823	12.70	520,985	13.03

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$651,600	13.21%	$622,988	13.54%
Republic Bank & Trust Company	548,823	11.15	520,985	11.34

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

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however, many are described in the other sections of this Annual Report on Form 10-K.

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

Republic Bank & Trust Company (“RB&T” or the “Bank”) may experience goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2017 as of September 30, 2017. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (“FASB”) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations.  In addition, those who interpret the accounting standards, such as the Securities and Exchange Commission (“SEC”), the banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or conclusions regarding how various standards should be applied. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company recasting, or possibly restating, prior period financial statements. See additional discussion regarding accounting standard updates in Part II Item 8 “Financial Statements and Supplemental Data” under the section titled “Accounting Standards Updates.”

If the Company does not maintain strong internal controls and procedures, it may impact profitability. Management reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures on a routine basis. This system is designed to provide reasonable, not absolute, assurance that the internal controls comply with appropriate regulatory guidance. Any undetected circumvention of these controls could have a material adverse impact on the Company’s financial condition and results of operations.

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

Loans originated out of the Bank’s market footprint by non-Republic representatives will inherently carry additional credit risk from potential fraud due to the increased level of third-party involvement on such loans.  In addition, the Bank will also experience an increase in complexity for customer service and the collection process, given the number of different state laws the Bank could be subject to from loans purchased throughout the U.S. As of December 31, 2017, the Bank’s Correspondent Lending channel maintained loans with collateral in 25 different states, with the largest concentration of 72% from the state of California.

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

BANK OWNED LIFE INSURANCE (“BOLI”)

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. At December 31, 2017, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

The loss of large deposit relationships could increase the Bank’s funding costs. The Bank has several large deposit relationships that do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines on a short-term basis to replace the balances. The overall cost of gathering brokered deposits and/or Federal Home Loan Bank (“FHLB”) advances, however, could be substantially higher than the Traditional Bank deposits they replace, increasing the Bank’s funding costs and reducing the Bank’s overall results of operations.

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

WAREHOUSE LENDING (“WAREHOUSE”)

The Warehouse Lending business is subject to numerous risks that may result in losses. Risks associated with warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third-party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

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

REPUBLIC PROCESSING GROUP (“RPG”)

The Company’s lines of business and products not typically associated with traditional banking expose earnings to additional risks and uncertainties. The RPG operations are comprised of two reportable segments: Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”).

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

TAX REFUND SOLUTIONS (“TRS”)

The TRS segment represents a significant operational risk, and if the Bank were unable to properly service this business, it could materially impact earnings. In order to process its business, the Bank must implement and test new systems, as well as train new employees. The Bank relies heavily on communications and information systems to operate the TRS segment. Any failure, sustained interruption or breach in security of these systems could result in failures or disruptions in client relationship management and other systems. Significant operational problems could also cause a material portion of the Bank’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing the Bank’s projected revenue without a corresponding decrease in expenses.

The Bank’s Easy Advance (“EA”) and Refund Transfer (“RT”) products represent a significant third-party management risk, and if RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. TRS and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T’s third-party service providers or failure of RB&T to properly monitor the compliance of its third-party service providers with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.  Such penalties could also include the discontinuance of any and all third-party program manager products and services.

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

EAs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its EAs, it would materially, negatively impact earnings. There is credit risk associated with an EA because the funds are disbursed to the taxpayer customer prior to RB&T receiving the taxpayer customer’s refund as claimed on the return.  Because there is no recourse to the taxpayer customer if the EA is not paid off by the taxpayer customer’s tax refund, RB&T must collect all of its payments related to EAs through the refund process. Losses will generally occur on EAs when RB&T does not receive payment due to a number of reasons, such as Internal Revenue Service (“IRS”) revenue protection strategies, including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to RB&T during its underwriting process. While RB&T’s underwriting during the EA approval process takes these factors into consideration based on prior years’ payment patterns, if the IRS significantly alters its revenue protection strategies, if refund payment patterns for a given tax season meaningfully change, if the federal government fails to timely deliver refunds, or if RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those projected.  The provision for loan losses is a significant determining factor of the RPG operations’ overall net earnings.

Changes to the EA’s product parameters by management could have a material negative impact on the performance of the EA. In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not insure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations.

Due diligence measures implemented by the federal and state governments, which delay the timing of individual tax refund payments or possibly deny those individual payments outright, could present an increased credit risk to the Company. To protect against fraudulent tax returns, the federal government and many state governments have enacted laws and procedures that provide for additional due diligence by the applicable governmental authority prior to issuing an income tax refund.  This additional due diligence has generally driven longer periods between the filing of a tax return and the receipt of the corresponding refund. The federal government, specifically as a result of the PATH Act, announced that taxpayers filing tax returns with certain characteristics will not receive their corresponding refunds before February 15.  These funding delays will negatively impact the Company’s ability to make mid-season modifications to its EA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all EAs will have been issued prior to February 15. In addition, these enhanced due diligence measures implemented by the federal and state governments could prevent the taxpayer’s refund from being issued altogether. These governmental changes by themselves, or in combination with management’s changes to EA product parameters, could have a material negative impact on the performance of the EA product and therefore on the Company’s financial condition and results of operations if the loss rate on the EA product increases materially.

REPUBLIC CREDIT SOLUTIONS (“RCS”)

Consumer loans originated through the RCS segment represent a higher credit risk than Traditional Bank loans.  RCS originates both a short-term line-of-credit product and a credit card product. The Bank sells 90% of the balances maintained through these two products within two days of balance origination and retains a 10% interest. Both of these products are unsecured and made to borrowers with below prime credit scores, therefore representing an elevated credit risk.  The loss rates for these two products have consistently been higher than Traditional Bank loss rates for unsecured consumer loans. A material increase in RCS loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations.

RCS revenues and earnings are highly concentrated in its line-of-credit product.  For the year ended December 31, 2017, RCS’s revenues and earnings were concentrated in one line-of-credit product. Through the Bank, RCS works with one third party service provider to market, originate and service this line-of-credit product.  The discontinuation of this line-of-credit product would have a material adverse effect on the Bank’s financial condition and results of operations.

RCS loans represent a significant compliance and regulatory risk, and if the Company fails to comply with all statutory and regulatory requirements it could have a material negative impact on the Company’s earnings. Federal and state laws and regulations govern numerous matters relating to the offering of RCS loans. Failure to comply with disclosure requirements such as Regulation B, Fair Lending and Regulation Z, Truth in Lending, or with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on the Company’s earnings.

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

The Bank may be compelled to offer market-leading interest rates to maintain sufficient funding and liquidity levels. The Bank has traditionally relied on client deposits, brokered deposits and advances from the FHLB to fund operations. Such traditional sources may be unavailable, limited or insufficient in the future. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled or curtailed, such as its borrowing line at the FHLB, or if the Bank cannot obtain brokered deposits, the Bank may be compelled to offer market-leading interest rates to meet its funding and liquidity needs. Obtaining funds at market-leading interest rates may have an adverse impact on the Company’s net interest income and overall results of operations.

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

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman/CEO and Vice Chairman hold substantial voting authority over the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers and acquisitions, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority stockholders may not vote their shares in accordance with minority stockholder interests.

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

The Tax Cuts and Jobs Act (“TCJA”) may have a negative impact on demand for the Company’s mortgage-related products and services.    On December 22, 2017, President Donald Trump signed into law the TCJA.  The TCJA, among other things, reduces some of the individual tax benefits of home ownership, including the elimination of the deductibility of home equity interest and further limiting the deductibility of home mortgage interest. These changes may have an overall negative impact on demand for the Company’s mortgage-related products and services.

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

The Company may be subject to examinations by taxing authorities that could adversely affect results of operations. In the normal course of business, the Company may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which the Company is engaged. Federal and state taxing authorities have continued to be aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations.

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

The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security. The Company is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. While the Company has not incurred any material losses related to cyber-attacks, the Bank may incur substantial costs and suffer other negative consequences if the Bank or one of the Bank’s third-party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cyber security protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

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

Negative public opinion could damage the Company’s reputation and adversely affect earnings. Reputational risk is the risk to Company operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities, including product offerings, sales practices, practices used in origination and servicing operations, the management of actual or potential conflicts of interest and ethical issues, and the Company’s protection of confidential client information. Negative public opinion can adversely affect the Company’s ability to keep and attract clients and can expose the Company to litigation.

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

Successful Company acquisitions present many risks that could adversely affect the Company’s financial condition and results of operations. An institution that the Company acquires may have unknown asset quality issues or unknown or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution, in order to make the transaction economically advantageous. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its clients and the clients of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in the loss of key clients and employees, and prevent the Company from achieving expected synergies and cost savings. Acquisitions and failed acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring the Company to recognize further charges. The Company may finance acquisitions with borrowed funds, thereby increasing the Company’s leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

REPUBLIC INSURANCE SERVICES, INC.

Transactions between the Company and its insurance subsidiary, Republic Insurance Services, Inc. (the “Captive”), may be subject to certain IRS responsibilities and penalties. The Company’s Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as a group of other third-party insurance captives for which insurance may not be available or economically feasible.  The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed similar in nature to transactions between the Company and the Captive may be deemed “transactions of interest” because such transactions may have potential for tax avoidance or evasion.  If the IRS ultimately concludes such transactions do create tax avoidance or evasion issues, the Company could be subject to the payment of penalties and interest.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2017, Republic had 33 banking centers located in Kentucky, six banking centers located in Florida, three banking centers in Indiana, two banking centers and a loan production office in Tennessee and one banking center in Ohio. During the first quarter of 2018, Republic opened a banking center in Crestview Hills, Kentucky. Also, during the first quarter of 2018, Republic closed a banking center in Crestwood, Kentucky and another in Independence, Kentucky.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L(1)
601 West Market Street, Louisville	57,000	L(1)
661 South Hurstbourne Parkway, Louisville	42,000	L(1)
9600 Brownsboro Road, Louisville	15,000	L(1)
5250 Dixie Highway, Louisville	5,000	O/L(2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L(2)
9101 U.S. Highway 42, Prospect	3,000	O/L(2)
11330 Main Street, Middletown	6,000	O/L(2)
3902 Taylorsville Road, Louisville	4,000	O/L(2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L(2)
5125 New Cut Road, Louisville	4,000	O/L(2)
4808 Outer Loop, Louisville	4,000	O/L(2)
438 Highway 44 East, Shepherdsville	4,000	O/L(2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	2,000	L
6401 Claymont Crossing, Crestwood	4,000	L(3)

Lexington
3098 Helmsdale Place	5,000	O/L(2)
3608 Walden Drive	4,000	O/L(2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L(4)
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L(3)

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Elizabethtown, 1690 Ring Road	4,000	L

Frankfort, 100 Highway 676	3,000	O/L(2)

Georgetown, 430 Connector Road	5,000	O/L(2)

Shelbyville, 1614 Midland Trail	6,000	L(2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
9037 U.S. Highway 19, Port Richey	11,000	O(5)
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd, Seminole	3,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
2034 Richard Jones Road, Nashville	3,000	L

Tennessee Loan Production Office:
8 Cadillac Drive, Brentwood	4,000	L

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	64,000	L(1)

Closed Banking Centers Currently Marketed for Sale:
9100 Hudson Avenue, Hudson, FL	4,000	O
5800 38th Avenue North, St. Petersburg, FL	3,000	O
3320 E. Bay Drive, Largo, FL	3,000	O

(1)

Locations are leased from partnerships in which Steven E. Trager, Chairman and Chief Executive Officer and A. Scott Trager, Vice Chairman and President, are partners. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 21 “Transactions with Related Parties and Their Affiliates.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)	Banking center closed during the first quarter of 2018.

(4)	Banking center opened during the first quarter of 2018.

(5)	The Company intends to market this Banking center for sale.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic Bancorp, Inc.’s (“Republic” or the “Company”) Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the respective dividends declared during 2017 and 2016.

2017
	Sales Price(1)		Dividends Declared
Quarter Ended	High	Low	Class A	Class B

March 31st	$39.94	$32.66	$0.209	$0.190
June 30th	37.05	32.28	0.220	0.200
September 30th	39.08	33.50	0.220	0.200
December 31st	43.05	37.60	0.220	0.200

2016
	Sales Price(1)		Dividends Declared
Quarter Ended	High	Low	Class A	Class B

March 31st	$26.71	$23.53	$0.198	$0.180
June 30th	28.18	24.69	0.209	0.190
September 30th	32.62	27.14	0.209	0.190
December 31st	39.95	28.67	0.209	0.190

(1)	Sales price based on closing market price.

At February 9, 2018, the Company’s Class A Common Stock was held by 554 shareholders of record and the Class B Common Stock was held by 108 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 14 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2017, the trustee held 233,382 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2017 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—
November 1 - November 30	6,880	38.56	6,880
December 1 - December 31	5,400	41.61	5,400
Total	12,280	$39.90	12,280	223,696

During 2017, the Company repurchased 26,629 shares and there were no shares exchanged for stock option exercises. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2017, the Company had 223,696 shares which could be repurchased under its current share repurchase programs.

During 2017, there were approximately 2,387 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2012 and ending December 31, 2017. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2012. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2013	2014	2015	2016	2017

Republic Class A
Common Stock (RBCAA)	$100.00	$119.49	$124.09	$136.68	$210.82	$207.40
NASDAQ Bank Index	100.00	136.49	143.01	157.36	214.42	226.12
S&P 500 Index	100.00	132.37	148.39	149.51	166.05	202.28

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2013 through 2017. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8  “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands)	2017	2016	2015	2014	2013

Balance Sheet Data:

Cash and cash equivalents	$299,351	$289,309	$210,082	$72,878	$170,863
Investment securities	591,458	534,139	555,785	481,348	483,537
Loans held for sale	16,989	15,170	4,597	6,388	3,506
Gross loans	4,014,034	3,810,778	3,326,610	3,040,495	2,589,792
Allowance for loan and lease losses ("Allowance")	(42,769)	(32,920)	(27,491)	(24,410)	(23,026)
Goodwill	16,300	16,300	10,168	10,168	10,168
Bank owned life insurance	63,356	61,794	52,817	51,415	25,086
Total assets	5,085,362	4,816,309	4,230,289	3,747,013	3,371,904
Noninterest-bearing deposits	1,022,042	971,952	634,863	502,569	488,642
Interest-bearing deposits	2,411,116	2,188,740	1,852,614	1,555,613	1,502,215
Total deposits	3,433,158	3,160,692	2,487,477	2,058,182	1,990,857
Securities sold under agreements to repurchase and other short-term borrowings	204,021	173,473	395,433	356,108	165,555
Federal Home Loan Bank advances	737,500	802,500	699,500	707,500	605,000
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	4,452,938	4,211,903	3,653,742	3,188,282	2,829,111
Total stockholders’ equity	632,424	604,406	576,547	558,731	542,793

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$188,427	$130,889	$68,847	$118,803	$145,970
Investment securities, including FHLB stock	574,027	572,599	546,655	525,748	527,681
Gross loans, including loans held for sale	3,831,406	3,568,383	3,174,234	2,738,304	2,575,146
Allowance	(39,202)	(29,880)	(25,570)	(23,067)	(23,287)
Total assets	4,826,208	4,485,829	3,982,840	3,559,617	3,385,345
Noninterest-bearing deposits	1,073,181	894,049	651,275	553,929	513,891
Interest-bearing deposits	2,267,663	2,058,592	1,714,214	1,510,201	1,514,847
Total interest-bearing liabilities	3,091,970	2,964,981	2,734,561	2,432,153	2,305,106
Total stockholders’ equity	628,329	597,463	574,766	557,378	546,880

Income Statement Data - Total Company:

Total interest income	$218,778	$173,992	$142,432	$132,377	$134,568
Total interest expense	20,258	17,938	18,462	19,604	21,393
Net interest income	198,520	156,054	123,970	112,773	113,175
Provision for loan and lease losses	27,704	14,493	5,396	2,859	2,983
Total noninterest income	58,414	57,509	47,994	42,519	46,230
Total noninterest expense	150,844	130,107	113,324	108,118	115,924
Income before income tax expense	78,386	68,963	53,244	44,315	40,498
Income tax expense	32,754	23,060	18,078	15,528	15,075
Net income	45,632	45,903	35,166	28,787	25,423

Income Statement Data - Core Bank(1):

Total interest income	$179,986	$156,252	$139,155	$132,014	$134,419
Total interest expense	19,284	17,831	18,424	19,571	21,392
Net interest income	160,702	138,421	120,731	112,443	113,027
Provision for loan and lease losses	3,773	3,945	3,065	3,392	3,828
Total noninterest income	32,410	33,350	28,441	24,607	31,471
Total noninterest expense	132,794	116,190	101,184	96,451	99,743
Income before income tax expense	56,545	51,636	44,923	37,207	40,927
Income tax expense	23,097	16,777	15,066	12,875	14,112
Net income	33,448	34,859	29,857	24,332	26,815

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2017	2016	2015	2014	2013

Per Share Data:

Basic weighted average shares outstanding	20,921	20,942	20,861	20,804	20,807
Diluted weighted average shares outstanding	21,007	20,954	20,942	20,899	20,904
Period-end shares outstanding:
Class A Common Stock	18,607	18,615	18,652	18,603	18,541
Class B Common Stock	2,243	2,245	2,245	2,245	2,260
Basic earnings per share:
Class A Common Stock	$2.21	$2.22	$1.70	$1.39	$1.23
Class B Common Stock	2.01	2.02	1.55	1.32	1.17
Diluted earnings per share:
Class A Common Stock	$2.20	$2.22	$1.70	$1.38	$1.22
Class B Common Stock	2.00	2.01	1.54	1.32	1.16
Cash dividends declared per share:
Class A Common Stock	$0.869	$0.825	$0.781	$0.737	$0.693
Class B Common Stock	0.790	0.750	0.710	0.670	0.630

Market value per share at December 31,	$38.02	$39.54	$26.41	$24.72	$24.54
Book value per share at December 31,(2)	30.33	28.97	27.59	26.80	26.09
Tangible book value per share at December 31,(2)	29.27	27.89	26.87	26.08	25.35

Performance Ratios:

Return on average assets (ROA)	0.95%	1.02%	0.88%	0.81%	0.75%
Return on average equity (ROE)	7.26	7.68	6.12	5.16	4.65
Efficiency ratio(3)	59	61	66	70	73
Yield on average interest-earning assets	4.76	4.07	3.76	3.91	4.14
Cost of average interest-bearing liabilities	0.66	0.60	0.68	0.81	0.93
Cost of average deposits(4)	0.29	0.21	0.19	0.19	0.20
Net interest spread	4.10	3.47	3.08	3.10	3.21
Net interest margin - Total Company	4.32	3.65	3.27	3.33	3.48
Net interest margin - Core Bank	3.55	3.30	3.24	3.35	3.50

Capital Ratios - Total Company:

Average stockholders’ equity to average total assets	13.02%	13.32%	14.43%	15.66%	16.15%
Total risk based capital	16.04	16.37	20.58	22.17	26.71
Common equity tier 1 capital	14.15	14.59	18.39	NA	NA
Tier 1 risk based capital	15.06	15.55	19.69	21.28	25.67
Tier 1 leverage capital	13.21	13.54	14.82	15.92	16.81
Dividend payout ratio	39	37	46	53	56
Dividend yield	2.29	2.09	2.96	2.98	2.82

Other Information:

Period-end FTEs(5) - Total Company	997	938	785	723	736
Period-end FTEs(5) - Core Bank	915	869	726	672	675
Number of banking centers	45	44	40	41	45

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Credit Quality Data and Ratios:

Credit Quality Asset Balances:

Nonperforming Assets - Total Company:
Loans on nonaccrual status	$14,118	$15,892	$21,712	$23,337	$19,104
Loans past due 90-days-or-more and still on accrual	956	167	224	322	1,974
Total nonperforming loans	15,074	16,059	21,936	23,659	21,078
Other real estate owned	115	1,391	1,220	11,243	17,102
Total nonperforming assets	$15,189	$17,450	$23,156	$34,902	$38,180

Nonperforming Assets - Core Bank(1):
Loans on nonaccrual status	$14,118	$15,892	$21,712	$23,337	$19,104
Loans past due 90-days-or-more and still on accrual	19	85	224	322	1,974
Total nonperforming loans	14,137	15,977	21,936	23,659	21,078
Other real estate owned	115	1,391	1,220	11,243	17,102
Total nonperforming assets	$14,252	$17,368	$23,156	$34,902	$38,180

Delinquent loans:
Delinquent loans - Core Bank	$8,460	$6,821	$11,485	$15,710	$16,223
Delinquent loans - RPG(6)	5,641	2,137	246	141	—
Total delinquent loans - Total Company	$14,101	$8,958	$11,731	$15,851	$16,223

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.38%	0.42%	0.66%	0.78%	0.81%
Nonperforming assets to total loans (including OREO)	0.38	0.46	0.70	1.14	1.46
Nonperforming assets to total assets	0.30	0.36	0.55	0.93	1.13
Allowance to total loans	1.07	0.86	0.83	0.80	0.89
Allowance to nonperforming loans	284	205	125	103	109
Delinquent loans to total loans(7)	0.35	0.24	0.35	0.52	0.63
Net loan charge-offs to average loans	0.47	0.25	0.07	0.05	0.14

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.36%	0.42%	0.66%	0.78%	0.81%
Nonperforming assets to total loans (including OREO)	0.36	0.46	0.70	1.15	1.46
Nonperforming assets to total assets	0.28	0.36	0.55	0.93	1.13
Allowance to total loans	0.77	0.74	0.78	0.80	0.89
Allowance to nonperforming loans	213	175	118	103	109
Delinquent loans to total loans	0.21	0.18	0.35	0.52	0.63
Net charge-offs to average loans	0.04	0.05	0.05	0.08	0.18

Item 6.  Selected Financial Data. (continued)

(1)	“Core Bank” or “Core Banking” operations consist of the Traditional Banking, Warehouse Lending and Mortgage Banking segments.

See Footnote 24 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments that constitute the Company’s Core Banking operations.

(2)

The following table provides a reconciliation of total stockholders’ equity in accordance with U.S. generally accepted accounting principles (“GAAP”) to tangible stockholders’ equity in accordance with applicable regulatory requirements, a non-GAAP measure. The Company provides the tangible book value per share, another non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

December 31, (dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Total stockholders' equity - GAAP (a)	$632,424	$604,406	$576,547	$558,731	$542,793
Less: Goodwill	16,300	16,300	10,168	10,168	10,168
Less: Mortgage servicing rights	5,044	5,180	4,912	4,813	5,409
Less: Core deposit intangible	858	1,070	—	—	—
Tangible stockholders' equity - Non-GAAP (c)	$610,222	$581,856	$561,467	$543,750	$527,216

Total assets - GAAP (b)	$5,085,362	$4,816,309	$4,230,289	$3,747,013	$3,371,904
Less: Goodwill	16,300	16,300	10,168	10,168	10,168
Less: Mortgage servicing rights	5,044	5,180	4,912	4,813	5,409
Less: Core deposit intangible	858	1,070	—	—	—
Tangible assets - Non-GAAP (d)	$5,063,160	$4,793,759	$4,215,209	$3,732,032	$3,356,327

Total stockholders' equity to total assets - GAAP (a/b)	12.44%	12.55%	13.63%	14.91%	16.10%
Tangible stockholders' equity to tangible assets - Non-GAAP (c/d)	12.05%	12.14%	13.32%	14.57%	15.71%

Number of shares outstanding (e)	20,850	20,860	20,897	20,848	20,801

Book value per share - GAAP (a/e)	$30.33	$28.97	$27.59	$26.80	$26.09
Tangible book value per share - Non-GAAP (c/e)	29.27	27.89	26.87	26.08	25.35

(3)

The efficiency ratio, a non-GAAP measure, equals total noninterest expense divided by the sum of net interest income and noninterest income. The ratio excludes net gains (losses) on sales, calls and impairment of investment securities, if applicable.

(4)	The cost of average deposits ratio equals total interest expense on deposits divided by total average interest-bearing deposits plus total average noninterest-bearing deposits.

(5)	FTEs – Full-time-equivalent employees.

(6)	Republic Processing Group (“RPG”) operations consist of the Tax Refund Solutions and Republic Credit Solutions segments.

(7)

The delinquent loans to total loans ratio equals loans 30-days-or-more past due divided by total loans. Depending on loan class, loan delinquency is determined by the number of days or the number of payments past due.

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

Republic Bancorp, Inc. is a financial holding company headquartered in Louisville, Kentucky.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	new information concerning the impact of the Tax Cuts and Jobs Act (“TCJA”);
•	the magnitude and frequency of changes to the Federal Funds Target Rate (“FFTR”) implemented by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank (“FRB”);
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;

•	recession;
•	natural disasters impacting Company operations;
•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•	other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors.”

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

Management continually evaluates the Company’s accounting policies and estimates that it uses to prepare the consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, accounting and regulatory guidance, and information obtained from independent third-party professionals. Actual results may differ from those estimates made by management.

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral less estimated selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale or operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller-balance, homogeneous loan. The Bank’s estimated selling costs for its collateral-dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral-dependent loans whose repayment is based solely on the operations of the underlying collateral.

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

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•	Current year to date historical loss factor average
•	Rolling four quarter average
•	Rolling eight quarter average
•	Rolling twelve quarter average
•	Rolling sixteen quarter average
•	Rolling twenty quarter average
•	Rolling twenty-four quarter average
•	Rolling twenty-eight quarter average
•	Rolling thirty-two quarter average
•	Rolling thirty-six quarter average

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

Management’s Evaluation of the Allowance

Management evaluates the Allowance for its more traditional Core Banking operations differently than its non-traditional Republic Processing Group (“RPG”) operations.  Core Banking operations consist of the Company’s Traditional Banking, Warehouse Lending and Mortgage Banking segments. RPG operations consist of the Company’s Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”) segments.

For Core Banking operations, management performs two calculations at year-end in order to confirm the reasonableness of its Allowance. In the first calculation, management compares the beginning Allowance to the net charge-offs for the most recent calendar year. The ratio of net charge-offs to the beginning-of-year Allowance indicates how adequately the beginning-of-year Allowance accommodated subsequent charge-offs. Higher ratios suggest the beginning-of-year Allowance may not have been large enough to absorb impending charge-offs, while inordinately low ratios might indicate the accumulation of excessive allowances. The Core Bank’s net charge-off ratio to the beginning-of-year Allowance was 6% at December 31, 2017 compared to 7% at December 31, 2016. The Core Bank’s five-year annual average for this ratio was 9% as of December 31, 2017. Management believes the Core Bank’s net charge-off ratio to beginning Allowance was within a reasonable range at December 31, 2017 and 2016.

For the second calculation, management assesses the Core Bank’s Allowance exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning-of-year Allowance in the form of actual charge-offs. Management believes an exhaustion rate that indicates a reasonable Allowance is in a range of five to twelve years. The Core Bank’s Allowance exhaustion rates at December 31, 2017 and 2016 were 10.0 years and 7.6 years compared to the five-year annual average of 6.2 years as of December 31, 2017. Management believes the Core Bank’s Allowance exhaustion rates were within a reasonable range at December 31, 2017 and 2016.

Based on management’s calculation, a Core Bank Allowance of $30 million, or 0.77% of total loans and leases, was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2017 compared to $28 million, or 0.74%, at December 31, 2016. This estimate resulted in Core Banking Provision of $3.8 million during 2017 compared to $3.9 million in 2016. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank Allowance and the resulting effect on the income statement could be material.

The RPG Allowance at December 31, 2017 and 2016 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% of the balances within two days of loan origination, and retains a 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

RCS’s short-term line-of-credit product represented 42% and 60% of the RCS held-for-investment loan portfolio at December 31, 2017 and 2016.   For this product, management conducts an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance. For RCS’s other products, the Allowance is estimated using a method similar to that employed for pooled loans collectively evaluated, as described above.

RPG maintained an Allowance for three loan products offered through its RCS segment at December 31, 2017, including its line-of-credit product, its credit card product and its healthcare-receivables product.  At December 31, 2017, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 38% for its line-of-credit portfolio.  A lower reserve percentage was provided for RCS’s healthcare receivables at December 31, 2017, as such receivables have recourse back to the Company’s third-party service providers in the transactions. Based on management’s calculation, an Allowance of $13 million, or 16%, of total RPG loans was an adequate estimate of probable incurred losses within the RPG portfolio as of December 31, 2017 compared to an Allowance of $5 million, or 13%, at December 31, 2016.

RPG’s TRS segment first offered its Easy Advance (“EA”) tax-credit product during the first two months of 2016 and again during the first two months of 2017 and 2018. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered. EAs are generally repaid within three weeks of origination. Provisions for loan losses on EAs are estimated when advances are made, with all provisions made in the first quarter of each year. No Allowance for EAs existed as of December 31, 2017 and 2016, as all EAs originated during the first two months of each year had either been paid off or charged-off within 81 days of origination.  The majority of EA charge-offs are recorded during the second quarter of each year.

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return.  Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.  For the first quarter 2018 tax season, the Company modified the EA product offering to increase the maximum advance amount, which is expected to increase overall EA loan volume, absent any other changes.  Any increase in the frequency and/or magnitude of EA losses in 2018 would be heightened by an increase in overall EA loan volume.

See additional discussion regarding the EA product under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 5 “Loans and Allowance for Loan and Lease Losses”

RPG recorded a net charge of $23.9 million and $10.5 million to the Provision during 2017 and 2016, with the Provision for each year primarily due to net losses on EAs and growth in short-term, consumer loans originated through the RCS segment. If the amount of future charge-offs on EAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG Allowance and the resulting effect on the income statement could be material.

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

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”):

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90+ days when acquired

See additional detail regarding the Company’s Cornerstone acquisition under Footnote 2 “2016 Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable discount established as part of its initial day-one evaluation, such loan would be classified in the Purchased Credit Impaired - Group 1 (“PCI-1”) category, whose credit risk is considered by management equivalent to a non-PCI Special Mention loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Provisions are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable discount established as part of its initial day-one evaluation, such loan would be classified PCI-Substandard (“PCI-Sub”) within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI Substandard loan. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable discount, which would have a positive impact on interest income.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million at both December 31, 2017 and 2016 was not impaired and is properly recorded in the consolidated financial.  Related to the Company’s May 17, 2016 Cornerstone acquisition, the Company recorded $6 million of goodwill.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Related to the Company’s May 17, 2016 Cornerstone acquisition, the Company maintained $858,000 and $1 million of CDI assets as of December 31, 2017 and 2016.  The Cornerstone related CDI is scheduled to amortize through 2022.

See additional detail regarding the Company’s Cornerstone acquisition under Footnote 2 “2016 Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speeds on the underlying loans would be anticipated to decline. Based on the estimated fair value at December 31, 2017 and 2016, management determined there was no impairment within the MSR portfolio.

The Bank’s carrying value of its MSR portfolio was $5 million at both December 31, 2017 and 2016.

Income Tax Accounting — Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities (“DTLs”) and assets (“DTAs”) are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A DTL or DTA is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred income tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes.

On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act (“TCJA”). The TCJA, among other things, reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018.  As a result of the reduced tax rate, the Company incurred a charge of $6.3 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA.  With the exception of deferred taxes related to depreciation on a portion of its property and equipment, the Company has materially completed its accounting for the tax effects upon enactment of the TCJA. Regarding its deferred taxes related to depreciation, the Company awaits the completion of a cost segregation study.  For the year ended December 31, 2017, the Company did not have the necessary information available, analyzed or prepared to make a reasonable estimate of the impact of the cost segregation study on its deferred taxes related to depreciation. The cost segregation study is scheduled to be completed in the latter half of 2018, prior to the Company’s filing of its 2017 income tax returns.  The cost segregation study is expected to provide the Company with the necessary information to complete the accounting for the deferred taxes related to depreciation.

There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, or additional information concerning the TCJA’s impact on the Company’s net DTAs, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2017 and 2016.

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

The Bank held one security at December 31, 2017 and 2016 with a total carrying value of $4 million and $5 million for which it recorded OTTI charges in previous years.

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

The Bank’s total OREO recorded was $115,000 and $1 million at December 31, 2017 and 2016.

OVERVIEW

While the Company’s pre-tax earnings increased 14% to $78.4 million during 2017, net income and diluted earnings per Class A Common Share both decreased 1% to $45.6 million and $2.20. The directional inconsistency between the increase in pre-tax earnings and decreases in net income and earnings per share (“EPS”) was driven by a $6.3 million charge to income tax expense during the fourth quarter of 2017 resulting from the enactment of the TCJA on December 22, 2017.

The TCJA, among other things, reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018.  As a result of the reduced tax rate, the Company incurred a charge of $6.3 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA.

See additional detail regarding the TCJA’s impact on the Company’s income tax expense under Footnote 19 “Income Taxes” of Part II Item 8 “Financial Statements and Supplementary Data.”

The following table presents Republic’s financial performance in accordance with GAAP for the years ended December 31, 2017, 2016 and 2015, along with adjusted non-GAAP performance and a reconciliation to GAAP for the impact of the previously mentioned charge to income tax expense during the fourth quarter of 2017. The non-GAAP presentation and the reconciliation to GAAP are presented to allow appropriate comparability between the reported periods and to illustrate the impact of the TCJA-driven charge to income tax expense on the Company’s financial performance.

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2017	2016	2015	2017/2016	2016/2015

Income before income tax expense - GAAP	$78,386	$68,963	$53,244	14%	30%

Net income:
Net income - GAAP	$45,632	$45,903	$35,166	(1)%	31%
Impact of TCJA	6,326	—	—	NM	NM
Adjusted net income - Non-GAAP	$51,958	$45,903	$35,166	13	31

Diluted earnings per share ("EPS") of Class A Common Stock:
Diluted EPS of Class A Common Stock - GAAP	$2.20	$2.22	$1.70	(1)%	31%
Impact of TCJA	0.30	—	—	NM	NM
Adjusted diluted EPS of Class A Common Stock - Non-GAAP	$2.50	$2.22	$1.70	13	31

Return on average assets ("ROA"):
ROA - GAAP	0.95%	1.02%	0.88%	(7)%	16%
Impact of TCJA	0.13	—	—	NM	NM
Adjusted ROA - Non-GAAP	1.08	1.02	0.88	6	16

Return on average equity ("ROE"):
ROE - GAAP	7.26%	7.68%	6.12%	(5)%	25%
Impact of TCJA	1.01	—	—	NM	NM
Adjusted ROE - Non-GAAP	8.27	7.68	6.12	8	25

NM – Not meaningful

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by reportable segment for the year ended December 31, 2017 consisted of the following:

Traditional Banking segment

•

Pre-tax earnings increased $5.7 million, or 16%, while net income decreased $1.4 million, or 6%, for 2017 compared to 2016.  Approximately $5.1 million of the Company’s previously mentioned TCJA-related charge to income tax expense was tied to the Traditional Banking segment.

•

Net interest income increased $21.1 million, or 17%, for 2017 to $142.8 million. The Traditional Banking segment net interest margin increased 29 basis points for the year ended December 31, 2017 to 3.55%.

•	The Traditional Banking Provision was $3.9 million for 2017 compared to $3.4 million for 2016.

•	Noninterest income increased $1.4 million, or 5%, for 2017 compared to 2016.

•	Noninterest expense increased $16.3 million, or 15%, during 2017 compared to 2016.

•	Gross Traditional Bank loans increased by $224 million, or 7%, from December 31, 2016 to December 31, 2017.

•	Traditional Bank deposits grew $243 million, or 8%, from December 31, 2016 to December 31, 2017.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.41% at December 31, 2017 compared to 0.50% at December 31, 2016.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.25% at December 31, 2017 compared to 0.21% at December 31, 2016.

Warehouse Lending segment

•

Pre-tax earnings increased $1.4 million, or 11%, while net income increased $797,000, or 10%, for 2017 compared to 2016. Approximately $181,000 of the Company’s previously mentioned TCJA-related charge to income tax expense was tied to the Warehouse segment.

•	Net interest income increased $1.0 million, or 6%, for 2017 compared to 2016. The Warehouse segment net interest margin decreased six basis point from 2016 to 3.53% for 2017.

•	The Warehouse Provision was a credit of $150,000 for 2017 compared to a charge of $497,000 for 2016.

•	Total committed Warehouse lines increased from $1.0 billion at December 31, 2016 to $1.1 billion at December 31, 2017.

•	Average line usage was 48% during 2017 compared to 57% during 2016.

•	There were no nonperforming loans or delinquent loans associated with the Warehouse segment at December 31, 2017 and 2016.

Mortgage Banking segment

•

Within the Mortgage Banking segment, mortgage banking income decreased $2.2 million, or 33%, during 2017 compared to 2016, with $1.1 million of the decrease attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.

•	Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $160 million during 2017 compared to $217 million during the same period in 2016.

Tax Refund Solutions segment

•

Pre-tax earnings increased $1.2 million, or 11%, while net income increased $787,000, or 10%, for 2017 compared to 2016. The TRS segment did not incur a TCJA-related charge to income tax expense during 2017.

•	Net interest income increased $8.6 million for 2017 compared to 2016.

•	The TRS Provision was $6.5 million during 2017, compared to $2.8 million for 2016.

•	Noninterest income was $18.8 million for 2017 compared to $19.6 million for 2016.

•	Net Refund Transfers (“RT”) revenue decreased $740,000, or 4%, during 2017 compared to 2016.

•	Noninterest expense was $14.5 million for 2017 compared to $11.7 million for 2016.

•	There were no nonperforming loans or delinquent loans associated with the TRS segment at December 31, 2017 and 2016.

Republic Credit Solution segment

•

Pre-tax earnings increased $3.3 million, or 59%, while net income increased $353,000, or 10%, for 2017 compared to 2016. Approximately $1.7 million of the Company’s previously mentioned TCJA-related charge to income tax expense was tied to the RCS segment.

•	Net interest income increased $11.6 million, or 105%, for 2017 compared to 2016.

•	RCS recorded a Provision of $17.4 million during 2017, compared to $7.8 million for 2016.

•	Noninterest income increased $2.6 million, or 58%, for 2017 compared to 2016.

•	Noninterest expense increased $1.3 million, or 61%, for 2017 compared to 2016.

•	Total nonperforming loans to total loans for the RCS segment was 1.40% at December 31, 2017 compared to 0.25% at December 31, 2016.

•	Delinquent loans to total loans for the RCS segment was 8.43% at December 31, 2017 compared to 6.63% at December 31, 2016.

General highlights by reportable segment for the year ended December 31, 2016 consisted of the following:

Traditional Banking segment

•	Net income increased $1.0 million, or 4%, for 2016 compared to 2015.

•	Net interest income increased $13.4 million, or 12%, for 2016 to $121.7 million.

•	The Traditional Banking Provision was $3.4 million for 2016 compared to $2.9 million for 2015.

•	Total noninterest income increased $2.3 million, or 10%, for 2016 compared to 2015.

•	Total noninterest expense increased $14.6 million, or 16%, during 2016 compared 2015.

•	Gross Traditional Bank loans increased by $254 million, or 9%, from December 31, 2015 to December 31, 2016.

•	Traditional Bank deposits grew by $647 million, or 27%, from December 31, 2015 to December 31, 2016.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.50% at December 31, 2016 compared to 0.75% at December 31, 2015.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.21% at December 31, 2016 compared to 0.39% at December 31, 2015.

Warehouse Lending segment

•	Net income increased $2.1 million, or 36%, for 2016 compared to 2015.

•	Net interest income increased $4.3 million, or 35%, for 2016 compared to 2015. The Warehouse segment net interest margin increased one basis point from 2015 to 3.59% for 2016.

•	The Warehouse Provision was $497,000 for 2016 compared to $168,000 for 2015.

•	Total committed Warehouse lines increased from $670 million at December 31, 2015 to $1.0 billion at December 31, 2016.

•	Average line usage was 57% during 2016 compared to 55% during 2015.

•	There were no nonperforming loans or delinquent loans associated with the Warehouse segment at December 31, 2016 and 2015.

Mortgage Banking segment

•

Within the Mortgage Banking segment, mortgage banking income increased $2.5 million, or 56%, during 2016 compared to 2015, with $1.1 million of the increase attributable to a bulk loan sale of $71 million representing a portion of the Company’s correspondent loan portfolio during the third quarter of 2016.

•	Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $217 million during 2016 compared to $161 million during the same period in 2015.

Tax Refund Solution segment

•	Net income increased $1.8 million, or 31%, for 2016 compared to 2015.

•	Net interest income increased $5.7 million for 2016 compared to 2015.

•	TRS recorded a net charge to the Provision of $2.8 million during 2016, compared to a net credit of $279,000 for 2015.

•	Noninterest income was $19.6 million for 2016 compared to $18.6 million for 2015.

•	Net RT revenue increased $1.9 million, or 11%, during 2016 compared to 2015.

•	Noninterest expense was $11.7 million for 2016 compared to $10.8 million for 2015.

•	There were no nonperforming loans or delinquent loans associated with the TRS segment at December 31, 2016 and 2015.

Republic Credit Solutions segment

•	Net income increased $4.0 million for 2016 compared to 2015.

•	Net interest income increased $8.7 million for 2016 compared to 2015.

•	RCS recorded a Provision of $7.8 million during 2016, compared to $2.6 million for 2015.

•	Noninterest income was $4.5 million for 2016 compared to $979,000 for 2015.

•	Noninterest expense was $2.2 million for 2016 compared to $1.4 million for 2015.

•	Total nonperforming loans to total loans for the RCS segment was 0.25% at December 31, 2016. There were no nonperforming loans associated with the RCS segment at December 31, 2015.

•	Delinquent loans to total loans for the RCS segment was 6.63% at December 31, 2016 compared to 3.63% at December 31, 2015.

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

Discussion of 2017 vs. 2016

Total Company net interest income increased $42.5 million, or 27%, during 2017 compared to the same period in 2016.  A 67-basis point expansion in the Company’s net interest margin, complemented by growth in average loans throughout each of the Company’s reportable segments, drove the increase in net interest income. Growth in higher-yielding balances for TRS’s EA product and RCS’s small-dollar consumer loans were the primary drivers of the overall increase in the Company’s net interest margin.

The most significant components affecting the total Company’s net interest income and net interest margin by reportable segment follow:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $21.1 million, or 17%, during 2017 compared to 2016.  The Traditional Banking net interest margin was 3.55% for 2017, an increase of 29 basis points from 2016.

The increases in the Traditional Bank’s net interest income and net interest margin during 2017 were primarily attributable to the following:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, were $3.2 billion with a weighted average yield of 4.35% during 2017 compared to $3.1 billion with a weighted average yield of 4.11% during 2016. The overall effect of these changes in rate and volume was an increase of $15.5 million in interest income. This increase in average loans for 2017 over 2016 was driven primarily by growth in the Bank’s commercial real estate (“CRE”), commercial and industrial (“C&I”) and construction and development (“C&D”) portfolios.

•

Net interest income related to loans from the Company’s 2012 FDIC-assisted transactions was higher during 2017 compared to 2016 primarily due to the payoff of two relatively large loans. When loans from these transactions are paid off, all unearned discount on such loans is immediately accreted into income. Accretion income during 2017 from this portfolio was

$3.5 million compared to $1.1 million in 2016. Overall, the average balance of the portfolio was $12 million with a yield of 37.11% during 2017 compared to $20 million with a yield of 13.30% in 2016. The overall effect of these changes in rate and volume was an increase of $1.7 million in interest income. Prospective accretion income related to these loans is expected to be nominal, as the substantial majority of discount accretion from these loans has now been recognized.

•

The weighted average cost of interest-bearing deposits during 2017 compared to 2016 increased to 0.43% from 0.29%, while the average outstanding interest-bearing deposits increased $209 million when comparing the two periods. The net effect of these changes in rate and volume was a decrease in net interest income of $3.7 million.

•

The weighted average cost of FHLB advances during 2017 compared to 2016 declined to 1.57% from 1.87%. The average outstanding FHLB advances decreased $20 million during the same period, with the Traditional Bank continuing to employ a higher mix of lower cost overnight borrowings during 2017. The net effect of these changes in rate and volume was an increase in net interest income of $2.0 million.

The FFTR, the index that many of the Bank’s short-term deposit rates track, increased four times in 25-basis-point increments between December 2016 and December 2017.  Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are probable in 2018. While additional increases in short-term interest rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term, such increases in short-term interest rates could have a negative impact to net interest income and net interest margin if the Bank is unable to maintain its overall funding costs at those levels assumed in its interest rate risk model or the yield curve flattens causing the spread between long-term interest rates and short-term interest rates to decrease.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Bank Interest Rate Sensitivity at December 31, 2017” under “Financial Condition.”

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $1.0 million, or 6%, during 2017 compared to 2016. The increase in net interest income was primarily attributable to higher average outstanding balances.  Overall, average outstanding Warehouse balances during 2017 increased $36 million, or 8%, compared to the same period in 2016.

Total Warehouse line commitments increased to $1.1 billion at December 31, 2017 from $1.0 billion at December 31, 2016, with the Company continuing to grow its Warehouse client base over the previous 12 months. Average line usage on Warehouse commitments was 48% during 2017 compared to 57% in 2016.

Warehouse Lending net interest income is greatly influenced by the overall mortgage market and the competitive environment. The Mortgage Bankers Association’s economic forecast released in January 2018 projected mortgage originations to decline 6% across the United States from 2017 to 2018, which leads management to believe that usage rates among the Bank’s Warehouse Lending clients may also decrease.  This predicted decline in mortgage volume, along with a very competitive landscape, may negatively impact the Bank’s ability to maintain its existing Warehouse Lending clients and to attract new mortgage companies to its warehouse platform, thus making it difficult to increase net interest income overall within the Warehouse Lending segment.

Tax Refund Solutions segment

Net interest income within the TRS segment increased $8.6 million during 2017 compared to 2016 primarily due to the following:

•

The TRS segment’s EA product earned $14.2 million in interest income during 2017, a $9.0 million increase from 2016.  The higher EA income was driven by an increase in EA origination volume as the Company originated $329 million in EAs during 2017 compared to $123 million during 2016.  Additional demand for EAs during 2017 was partially driven by the previously disclosed delays in certain taxpayer refunds from the U.S. Treasury due to additional fraud prevention measures taken by the Federal government. In addition, the Company’s increase in EA dollar volume during 2017 was driven by a higher weighted average advance amount as compared to 2016.

See additional discussion regarding the EA product under the sections titled:

o	Part I Item 1A “Risk Factors”
o	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 5 “Loans and Allowance for Loan and Lease Losses”

•

Partially offsetting growth in EA-related interest income, the TRS segment did not renew a short-term commercial loan from which it earned $1.1 million in loan fees during 2016. However, TRS did earn $635,000 in loan fees during 2017 from other commercial loan relationships.

Republic Credit Solutions segment

Net interest income within the RCS segment increased $11.6 million during 2017 compared to 2016. The increase was driven by product expansion at RCS over the previous 12 months, particularly within the segment’s line-of-credit product.  Average RCS loans increased to $46 million during 2017 from $17 million during 2016.  Loan fees on RCS’s line-of-credit product recorded as interest income increased to $20.2 million during 2017 compared to $10.1 million during 2016 and accounted for 88% and 92% of all RCS interest income on loans during the periods.

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

The most significant components affecting the total Company’s net interest income and net interest margin by reportable segment follow:

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

The increases in the Traditional Bank’s net interest income and net interest margin during 2016 were primarily attributable to the following:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s May 17, 2016 Cornerstone acquisition and 2012 FDIC-assisted transactions, were $2.9 billion with a weighted average yield of 4.09% during 2016 compared to $2.8 billion with a weighted average yield of 4.06% during 2015. The overall effect of these changes in rate and volume was an increase of $6.7 million in interest income. This increase in average loans for 2016 over 2015 was driven primarily by growth in the Bank’s CRE, C&I and home equity line of credit (“HELOC”) portfolios.

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

•

The Company’s subordinated note related to RBCT paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR plus 1.42% thereafter. During 2016, the note’s coupon rate was based on the LIBOR index and approximately 4.00% lower than the note’s coupon rate during 2015. The overall lower rate during 2016 equated to $1.2 million less in interest expense compared to 2015. This subordinated note matures on December 31, 2035 and is currently redeemable at the Company’s option on a quarterly basis.

Warehouse Lending segment

Net interest income within the Warehouse Lending segment increased $4.3 million, or 35%, in 2016 compared to 2015. The increase in net interest income was partially attributable to higher average outstanding balances and partially to higher weighted average loan yield for 2016 as compared to 2015. Total Warehouse line commitments increased to $1.0 billion at December 31, 2016 from $670 million at December 31, 2015, with the Company continuing to grow its Warehouse client base over the previous 12 months. Furthermore, average line usage on Warehouse commitments increased to 57% during 2016 compared to 55% during 2015. Usage rates during both years benefitted from continued low, long-term mortgage rates. The yield for Warehouse lines of credit during 2016 increased 15 basis points from the same period in 2015, as the Warehouse yield was positively impacted by an increase in short-term interest rates.

Overall, average outstanding Warehouse lines of credit during 2016 increased $119 million, or 35%, compared to 2015.  Average outstanding warehouse lines were $460 million during 2016 with a weighted average yield of 3.99%, compared to average outstanding lines of $341 million with a weighted average yield of 3.84% during 2015.

Tax Refund Solutions segment

Net interest income within the TRS segment increased $5.7 million during 2016 compared to 2015. The increase in RPG’s net interest income was primarily attributed to the following factors:

•	The TRS segment’s new EA product earned $5.2 million in interest income during 2016, with the substantial majority of this income earned during the first quarter of 2016.

•

The TRS segment had a short-term commercial loan relationship with one of the Company’s third-party service providers in the tax business. TRS earned $1.1 million in loan fees from this relationship during 2016 compared to $700,000 in 2015.

Republic Credit Solutions segment

Net interest income within the RCS segment increased $8.7 million during 2016 compared to 2015. The increase was driven by product expansion at RCS over the previous 12 months, particularly within the segment’s line-of-credit product.  Average RCS loans increased to $17 million during 2016 from $6 million during 2015.  Loan fees on RCS’s line-of-credit product recorded as interest income increased $7.9 million to $10.1 million during 2016 compared to $2.2 million during 2015 and accounted for 92% and 92% of all RCS interest income on loans during the periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2017			2016			2015
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$574,027	$11,070	1.93%	$572,599	$8,932	1.56%	$546,655	$8,265	1.51%
Federal funds sold and other interest-earning deposits	188,427	2,126	1.13	130,889	828	0.63	68,847	209	0.30
TRS Easy Advance loans and fees(2)	19,596	14,220	72.57	5,268	5,210	98.90	—	—	—
Other RPG loans and fees(3)(6)	49,475	23,452	47.40	23,090	12,081	52.32	8,479	3,149	37.14
Outstanding Warehouse lines of credit and fees(4)(6)	496,665	22,144	4.46	460,285	18,357	3.99	340,938	13,075	3.84
All other Traditional Bank loans and fees(5)(6)	3,265,670	145,766	4.46	3,079,740	128,584	4.18	2,824,817	117,734	4.17

Total interest-earning assets	4,593,860	218,778	4.76	4,271,871	173,992	4.07	3,789,736	142,432	3.76

Allowance for loan and lease losses	(39,202)			(29,880)			(25,570)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	99,888			88,190			81,503
Premises and equipment, net	44,519			38,591			32,868
Bank owned life insurance	62,572			58,242			52,127
Other assets(1)	64,571			58,815			52,176
Total assets	$4,826,208			$4,485,829			$3,982,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,095,276	$2,448	0.22%	$962,473	$953	0.10%	$840,815	$563	0.07%
Money market accounts	554,336	1,586	0.29	546,360	1,094	0.20	485,508	762	0.16
Time deposits	266,332	3,166	1.19	221,634	2,218	1.00	200,863	1,930	0.96
Brokered money market and brokered certificates of deposit	351,719	2,602	0.74	328,125	1,793	0.55	187,028	1,125	0.60

Total interest-bearing deposits	2,267,663	9,802	0.43	2,058,592	6,058	0.29	1,714,214	4,380	0.26

Securities sold under agreements to repurchase and other short-term borrowings	219,515	502	0.23	280,296	65	0.02	379,477	92	0.02
Federal Home Loan Bank advances	563,552	8,860	1.57	583,591	10,900	1.87	599,630	11,934	1.99
Subordinated note	41,240	1,094	2.65	42,502	915	2.15	41,240	2,056	4.99

Total interest-bearing liabilities	3,091,970	20,258	0.66	2,964,981	17,938	0.60	2,734,561	18,462	0.68

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,073,181			894,049			651,275
Other liabilities	32,728			29,336			22,238
Stockholders’ equity	628,329			597,463			574,766
Total liabilities and stockholders’ equity	$4,826,208			$4,485,829			$3,982,840

Net interest income		$198,520			$156,054			$123,970

Net interest spread			4.10%			3.47%			3.08%

Net interest margin			4.32%			3.65%			3.27%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $20.8 million, $11.1 million and $3.1 million for 2017, 2016 and 2015.
(4)	Interest income includes loan fees of $3.2 million, $3.2 million and $2.2 million for 2017, 2016 and 2015.
(5)	Interest income includes loan fees of $7.9 million, $4.6 million and $5.8 million for 2017, 2016 and 2015.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared to			Compared to
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$2,138	$22	$2,116	$667	$399	$268
Federal funds sold and other interest-earning deposits	1,298	466	832	619	280	339
TRS Easy Advance loans and fees	9,010	10,733	(1,723)	5,210	5,210	—
Other RPG loans and fees	11,371	12,606	(1,235)	8,932	7,219	1,713
Outstanding Warehouse lines of credit and fees	3,787	1,520	2,267	5,282	4,741	541
All other Traditional Bank loans and fees	17,182	8,013	9,169	10,850	10,644	206

Net change in interest income	44,786	33,360	11,426	31,560	28,493	3,067

Interest expense:

Transaction accounts	1,495	147	1,348	390	103	287
Money market accounts	492	16	476	332	102	230
Time deposits	948	490	458	288	229	59
Brokered money market and brokered certificates of deposit	809	137	672	668	811	(143)
Securities sold under agreements to repurchase and other short-term borrowings	437	(17)	454	(27)	(20)	(7)
Federal Home Loan Bank advances	(2,040)	(363)	(1,677)	(1,034)	(516)	(518)
Subordinated note	179	(28)	207	(1,141)	61	(1,202)

Net change in interest expense	2,320	382	1,938	(524)	770	(1,294)

Net change in net interest income	$42,466	$32,978	$9,488	$32,084	$27,723	$4,361

Provision for Loan and Lease Losses

Discussion of 2017 vs. 2016

The Company recorded a Provision of $27.7 million during 2017, compared to $14.5 million in 2016.  The most significant components comprising the Company’s Provision by reportable segment follow:

Traditional Banking segment

The Traditional Banking Provision during 2017 was $3.9 million, compared to $3.4 million in 2016. An analysis of the Provision for 2017 compared to 2016 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $3.7 million and $3.1 million to the Provision during 2017 and 2016.  Loan growth primarily drove the net charges to the Provision in both periods, as gross loans increased $224 million during 2017 compared to $254 million during the same period in 2016. Growth during 2016 was primarily driven by the Company’s May 2016 Cornerstone acquisition, while growth during 2017 was primarily organic in nature. Since business-acquisition loans are purchased at fair value and the credit risk is a component of the valuation when determining the fair value, only a minimal Provision was recorded during 2016 for loan growth attributable to the Cornerstone acquisition.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded net charges of $65,000 and $756,000 to the Provision during 2017 and 2016. Charges of $472,000 related to one CRE relationship and $234,000 related to one C&I relationship drove the 2016 Provision.

•

Related to PCI loans, the Bank recorded a net charge of $176,000 to the Provision during 2017 compared to a net credit of $410,000 during 2016. Charges generally reflect projected shortfalls in cash flows below initial day-one estimates for PCI loans, while credits are primarily attributable to generally positive dispositions.

As a percentage of total loans, the Traditional Banking Allowance increased to 0.85% at December 31, 2017 compared to 0.83% at December 31, 2016.  The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses at December 31, 2017.

See the sections titled “Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, nonperforming, impaired and TDR loans.

Warehouse Lending segment

The Warehouse Provision was a net credit of $150,000 for 2017 compared to a net charge of $497,000 for 2016. Provision expense for both 2017 and 2016 reflects general reserves for changes in outstanding balances during the periods. Outstanding Warehouse balances decreased $60 million during 2017 compared to growth of $199 million during 2016.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at December 31, 2017 and 2016.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at December 31, 2017.

Tax Refund Solutions segment

TRS recorded a Provision of $6.5 million during 2017 compared to $2.8 million during 2016.

The increase in Provision at TRS was attributable to an increase in estimated losses for EA loans, as EA volume increased $206 million, or 167%, during 2017 compared to 2016.  The Company recorded Provisions of 2.07% and 2.47% of total EAs originated during 2017 and 2016. Of the $329 million in EAs originated during 2017, all were either collected or charged off at December 31, 2017.  The Company believes, based on information presently available, that it has adequately provided for TRS loan losses at December 31, 2017.

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Credit Solutions segment

RCS recorded a Provision of $17.4 million during 2017, an increase of $9.6 million compared to same period in 2016. Loan growth and an increase in the historical loss factors for general reserves resulting from a rise in charge-offs from the prior year drove the increased 2017 Provision.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RCS loans, the RCS Allowance was 18.85% and 15.40% at December 31, 2017 and 2016.  The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at December 31, 2017.

Discussion of 2016 vs. 2015

The Company recorded a Provision of $14.5 million during 2016, compared to $5.4 million in 2015.  The most significant components comprising the Company’s Provision by reportable segment follow

Traditional Banking segment

The Traditional Banking Provision during 2016 was $3.4 million, compared to $2.9 million in 2015. An analysis of the Provision for 2016 compared to 2015 follows:

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

Tax Refund Solutions segment

The TRS segment recorded a Provision of $2.8 million during 2016 on its new EA product.  Of the $123 million in EAs originated during 2016, all were either collected or charged off at December 31, 2016.

Republic Credit Solutions segment

RCS recorded a Provision of $7.8 million during 2016, an increase of $5.2 million compared to same period in 2015. Provision expense was higher at RCS due to an increase in general loss reserves for growth in RCS loans.

As a percentage of total RCS loans, the RCS Allowance was 15.40% and 25.11% at December 31, 2016 and 2015.

Noninterest Income

Table 4 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2017	2016	2015	2017/2016	2016/2015

Service charges on deposit accounts	$13,357	$13,176	$13,015	1%	1%
Net refund transfer fees	18,500	19,240	17,388	(4)	11
Mortgage banking income	4,642	6,882	4,411	(33)	56
Interchange fee income	9,881	9,009	8,353	10	8
Program fees	5,824	3,044	1,233	91	147
Increase in cash surrender value of bank owned life insurance	1,562	1,516	1,402	3	8
Net gains (losses) on securities available for sale	(136)	—	88	NM	(100)
Net gains (losses) on other real estate owned	676	244	(301)	177	181
Other	4,108	4,398	2,405	(7)	83
Total noninterest income	$58,414	$57,509	$47,994	2	20

NM - Not meaningful

Discussion of 2017 vs. 2016

Noninterest income increased $905,000, or 2%, for 2017 compared to 2016. The most significant components comprising the total Company’s change in noninterest income by reportable segment follow:

Traditional Banking segment

Traditional Banking noninterest income increased $1.4 million, or 5%, for 2017 compared to 2016.  The most significant categories affecting the change in noninterest income for 2017 follow:

•

Service charges on deposit accounts increased $201,000, or 2%, to $13.4 million during 2017 compared to $13.2 million during 2016 driven by a 7% growth in the Company’s transactional account base during 2017.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits during 2017 and 2016 were $8.1 million and $7.8 million. The total daily overdraft charges, net of refunds, included in interest income during 2017 and 2016 were $1.8 million and $1.7 million.

•	Interchange income increased $683,000, or 8%, due to an 11% increase in the number of active debit cards and an 8% increase in the number of transactions experienced by the Company for such cards.

•	The Traditional Bank recorded an increase of $353,000 on net gains (losses) on other real estate owned (“OREO”) from 2017 compared to 2016.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $2.2 million during 2017 compared to 2016. Approximately $1.1 million of the decrease in mortgage banking income was attributable to a nonrecurring gain recorded during the third quarter of 2016 from the bulk sale of $71 million in mortgage loans, which represented a portion of the Company’s correspondent loan portfolio.  The remainder of the decrease in mortgage banking income was consistent with a decrease in consumer refinance activity during 2017.

Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $160 million during 2017 compared to $217 million during 2016. Excluding the bulk sale, the ratio of net gain on sale of mortgage loans originated for sale was 2.48% and 3.07% during 2017 and 2016.

Tax Refund Solutions segment

Within the TRS segment, noninterest income decreased $799,000, or 4%, during 2017 compared to 2016.  The overall decrease was primarily attributable to a $740,000, or 4%, decrease in net RT revenue from 2016 to 2017, consistent with the 10% decrease in RT product volume during 2017.

Republic Credit Solutions segment

Within the RCS segment, noninterest income increased $2.6 million, or 57%, during 2017 compared to 2016.  The overall increase was primarily attributable to an increase of $2.8 million in RCS program fees, which represents net gains from the sale of consumer loans.  The increase in program fees resulted from an increase in volume from RCS’s small-dollar consumer loan programs.  During 2017, loans sold through the RCS programs increased $281 million, or 74%, to $661 million compared to $380 million during 2016.

Discussion of 2016 vs. 2015

Noninterest income increased $9.5 million, or 20%, for 2016 compared to 2015. The most significant components comprising the total Company’s change in noninterest income by reportable segment follow:

Traditional Banking segment

Traditional Banking noninterest income increased $2.3 million, or 10%, for 2016 compared to 2015.  The most significant categories affecting the change in noninterest income for 2016 follow:

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

Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $217 million during 2016 compared to $161 million during 2015.

Tax Refund Solutions segment

TRS noninterest income increased $1.1 million, or 6%, during 2016 compared to 2015.  The increase was due to a $1.9 million, or 11%, increase in net RT revenue from 2015, primarily driven by an increase in RT volume.

Republic Credit Solutions segment

Within the RCS segment, noninterest income increased $3.5 million during 2016 compared to 2015.  Program fees increased $1.9 million to $2.8 million for 2016 compared to $979,000 in 2015.   The increase in program fees resulted from an increase in volume from RCS loan sales.  During the 2016, the Company sold approximately $380 million in loans compared to $138 million during 2015. Furthermore, the RCS segment benefited during 2016 from the recognition of $1.2 million of income related to a first-year volume guarantee for its installment credit product.

Noninterest Expense

Table 5 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2017	2016	2015	2017/2016	2016/2015

Salaries and employee benefits	$82,233	$69,882	$58,091	18%	20%
Occupancy and equipment, net	24,019	21,586	20,557	11	5
Communication and transportation	4,711	4,256	3,752	11	13
Marketing and development	5,188	3,778	3,161	37	20
FDIC insurance expense	1,378	1,780	2,084	(23)	(15)
Bank franchise tax expense	4,626	4,757	4,734	(3)	—
Data processing	7,748	6,121	4,340	27	41
Interchange related expense	3,988	4,140	3,873	(4)	7
Supplies	1,594	1,406	1,101	13	28
Other real estate owned expense	388	503	735	(23)	(32)
Legal and professional fees	2,410	2,556	3,306	(6)	(23)
FHLB advance prepayment penalty	—	846	—	(100)	—
Impairment of premises held for sale	1,175	191	132	515	45
Other	11,386	8,305	7,458	37	11
Total noninterest expense	$150,844	$130,107	$113,324	16	15

Discussion of 2017 vs. 2016

Total Company noninterest expense increased $20.7 million, or 16%, during 2017 compared to 2016. The most significant components comprising the change in noninterest expense by reportable segment follow:

Traditional Banking segment

For 2017 compared to 2016, Traditional Banking noninterest expense increased $16.3 million, or 15%.  The following factors drove the increase:

•

Salaries and benefits expense increased $9.5 million, or 17%, primarily due to an increase of 48 full-time-equivalent (“FTEs”) employees during 2017. The increase in FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

•

Occupancy expense increased $2.4 million, or 12%, driven by increases in rent, depreciation, and equipment service expense resulting from new locations, existing banking center renovations and the cost of technology to support the Bank’s strategic initiatives.

•

Marketing and development expense increased $1.1 million, or 32%, with $430,000 of the increase attributable to the Company’s national branchless banking platform, MemoryBank.  The remainder of the increase was focused on driving loan and deposit growth in markets outside of the Company’s Louisville, Kentucky footprint.  In addition, the Company also instituted a marketing awareness campaign in its Louisville, Kentucky market as part of a mortgage lending initiative.

•	Data processing expense increased $1.1 million, primarily driven by estimated conversion-related expenses resulting from a change in the Company’s digital-banking vendor for its commercial clients.

•

Impairment of premises held for sale increased $984,000 resulting primarily from a mark-to-market charge during the third quarter of 2017 for a bank property that the Company plans to begin marketing for sale during the first quarter of 2018.

Warehouse Lending segment

For 2017 compared to 2016, Warehouse noninterest expense increased $250,000, or 8%. The increase was primarily related to an increase in salaries and employee benefits expense, driven by additional staffing over the previous 12 months along with annual merit increases.

Tax Refund Solutions segment

For 2017 compared to 2016, TRS segment, noninterest expense increased $2.8 million, or 24%, during 2017 compared to 2016.  The increase was primarily due to a $2.0 million increase in salaries and benefits expense, driven by additional staff added during 2017 to support growth and new initiatives. The remaining increase was primarily in the other expense category and was related to an accrual for future Tax Provider payments triggered by the attainment of certain agreed upon incentive metrics for the applicable program.

Republic Credit Solutions segment

For 2017 compared to 2016, RCS noninterest expense increased $1.3 million, or 61%, during 2017 compared to 2016.  The increase was primarily due to increases of $716,000 in data processing expenses and $208,000 in marketing expenses, with both increases consistent with RCS product growth during 2017.

Discussion of 2016 vs. 2015

Total Company noninterest expense increased $16.8 million, or 15%, during 2016 compared to 2015. The most significant components comprising the change in noninterest expense by reportable segment follow:

Traditional Banking segment

For 2016 compared to 2015, Traditional Banking noninterest expense increased $14.6 million, or 16%.  The following factors drove the increase:

•

Salaries and benefits expense increased $9.6 million, or 20%, primarily due to an increase of 141 FTE employees during 2016. A total of 36 of these additions were directly attributable to the Company’s Cornerstone acquisition. The remaining increase of 105 FTEs was driven by additional staffing needed to implement the Company’s strategic initiatives.

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

•	Legal and professional fees decreased $537,000, or 19%, during 2016 compared to 2015 primarily due to higher legal expenses incurred during 2015 related to the Company’s Cornerstone acquisition.

•	The Company incurred an $846,000 prepayment penalty on payoff of $50 million in higher-costing FHLB advances during the third quarter of 2016, with no similar penalty in 2015.

Warehouse Lending segment

For 2016 compared to 2015, Warehouse noninterest expense increased $616,000, or 24%. The increase was primarily related to an increase in salaries and employee benefits expense, driven by additional staffing over the previous 12 months along with annual merit increases.

Tax Refund Solutions segment

For 2016 compared to 2015, TRS noninterest expense increased $931,000, or 9%, primarily due to an increase in salaries and employee benefits expense, driven by additional staffing to support TRS’s new EA product.

Republic Credit Solutions segment

For 2016 compared to 2015, RPG noninterest expense increased $846,000, or 62%, primarily due to an increase in salaries and employee benefits expense, driven by additional staffing to support RCS lending initiatives.

Income Tax Expense

Discussion of 2017 vs. 2016

As previously mentioned, on December 22, 2017, President Donald Trump signed into law the TCJA.  The TCJA, among other things, reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018.  As a result of the reduced tax rate, the Company incurred a charge of $6.3 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA.  With the exception of deferred taxes related to depreciation on a portion of its property and equipment, the Company has materially completed its accounting for the tax effects upon enactment of the TCJA. Regarding its deferred taxes related to depreciation, the Company awaits the completion of a cost segregation study.  For the year ended December 31, 2017, the Company did not have the necessary information available, analyzed or prepared to make a reasonable estimate of the impact of the cost segregation study on its deferred taxes related to depreciation. The cost segregation study is scheduled to be completed in the latter half of 2018, prior to the Company’s filing of its 2017 income tax returns.  The cost segregation study is expected to provide the Company with the necessary information to complete the accounting for the deferred taxes related to depreciation.

Driven primarily by the $6.3 million TCJA-driven charge, the Company’s effective tax rate was 42% in 2017 compared to 33% in 2016.

The most significant components comprising the change in income tax expense by reportable segment follow:

Traditional Banking segment

Driven by its $5.1 million portion of the TCJA-driven charge, the Traditional Banking segment’s effective tax rate was 44% in 2017 compared to 31% in 2016.

The TCJA-driven charge tied to the Traditional Banking segment primarily represents the decrease in value of a DTA associated with the Traditional Banking segment’s Allowance.

Republic Credit Services segment

Driven primarily by its $1.7 million portion of the TCJA-driven charge, the RCS segment’s effective tax rate was 56% in 2017 compared to 36% in 2016.

The TCJA-driven charge tied to the RCS segment represents the decrease in value of a DTA associated with the RCS segment’s Allowance.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $299 million in cash and cash equivalents at December 31, 2017 compared to $289 million at December 31, 2016. During 2017, the Bank maintained a relatively high cash balance on its balance sheet for liquidity purposes.

For cash held at the FRB, the Bank earned a yield of 0.50% for most of 2016 on amounts in excess of required reserves. In connection with the FOMC’s action to increase the FFTR, this yield increased to 0.75% in mid-December 2016, to 1.00% in mid-March 2017, to 1.25% in mid-June 2017, and to 1.50% in mid-December 2017.  For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $3 million and $2 million at December 31, 2017 and 2016.

Investment Securities

Table 6 — Investment Securities Portfolio

December 31, (in thousands)	2017	2016	2015	2014	2013

Securities available for sale (fair value):

U.S. Treasury securities and U.S. Government agencies	$307,592	$294,544	$286,479	$146,922	$97,465
Private label mortgage backed security	4,449	4,777	5,132	5,250	5,485
Mortgage backed securities - residential	106,374	73,004	92,268	124,256	150,087
Collateralized mortgage obligations	87,163	87,654	113,668	143,171	163,946
Freddie Mac preferred stock	473	483	173	231	—
Community Reinvestment Act mutual fund	2,455	2,455	1,011	1,018	995
Corporate bonds	15,125	15,158	14,922	15,063	14,915
Trust preferred security	3,600	3,200	3,405	—	—
Total securities available for sale	527,231	481,275	517,058	435,911	432,893

Securities held to maturity (carrying value):

U.S. Treasury securities and U.S. Government agencies	—	506	515	1,747	2,311
Mortgage backed securities - residential	151	158	53	147	420
Collateralized mortgage obligations	23,437	27,142	33,159	38,543	42,913
Corporate bonds	40,175	25,058	5,000	5,000	5,000
Obligations of state and political subdivisions	464	—	—	—	—
Total securities held to maturity	64,227	52,864	38,727	45,437	50,644

Total investment securities	$591,458	$534,139	$555,785	$481,348	$483,537

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

During 2017, the Bank purchased $90 million, $52 million and $64 million of U.S. Treasury, U.S. Government Agency and U.S. Government Agency mortgage-backed securities.  The U.S. Treasury and U.S. Government Agency securities purchased during 2017 had overall expected weighted average yield to maturity of 1.52% and a weighted average expected life of approximately 1.4 years, while the US Government Agency mortgage-backed securities purchased during the year had an overall expected weighted average yield to maturity of 2.06% and an expected weighted average expected life of approximately 4.0 years.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs.  For the past several years, the Bank has continued to utilize a general strategy within the investment portfolio of purchasing securities with shorter-term durations.  The Bank has used this general strategy for liquidity purposes and as an interest rate risk management tool in what has been a long period of historically low interest rates.  Management believes the Bank will likely continue with this general strategy into the foreseeable future as market interest rates are expected to continue to rise in 2018.

Table 7 — Mortgage Backed Investment Securities

December 31, (in thousands)	2017	2016	2015	2014	2013

Private label mortgage backed security	$4,449	$4,777	$5,132	$5,250	$5,485
Mortgage backed securities - residential	106,535	73,174	92,327	124,423	150,550
Collateralized mortgage obligations	110,819	114,922	147,291	182,133	207,062
Total fair value of mortgage backed securities	$221,803	$192,873	$244,750	$311,806	$363,097

Table 8 — Securities Available for Sale

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2017 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$169,963	$169,788	1.20%	0.25
Due from one year to five years	139,079	137,804	1.56	2.29
Total U.S. Treasury securities and U.S. Government agencies	309,042	307,592	1.37	1.17
Corporate bonds:
Due in one year or less	5,001	5,010	2.32	0.22
Due from five years to ten years	10,000	10,115	2.34	5.29
Total Corporate bonds	15,001	15,125	2.34	3.60
Trust preferred security, due beyond ten years	3,493	3,600	5.62	19.43
Private label mortgage backed security	3,065	4,449	6.46	15.63
Total mortgage backed securities - residential	105,644	106,374	2.42	18.36
Total collateralized mortgage obligations	87,867	87,163	2.22	22.67
Freddie Mac preferred stock	—	473	NM	NM
Community Reinvestment Act mutual fund	2,500	2,455	NM	NM
Total securities available for sale	$526,612	$527,231	1.80	8.47

NM - Not meaningful, as the security does not have a finite maturity.

Table 9 — Securities Held to Maturity

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2017 (dollars in thousands)	Value	Value	Yield	Years

Corporate bonds:
Due from one year to five years	$10,106	$10,137	2.45%	3.31
Due from five years to ten years	30,069	30,721	2.50	5.65
Total corporate bonds	40,175	40,858	2.48	5.06
Obligations of state and political subdivisions:
Due from one year to five years	464	458	1.77%	4.16
Total obligations of state and political subdivisions	464	458	1.77	4.16
Total mortgage backed securities - residential	151	161	4.04	16.80
Total collateralized mortgage obligations	23,437	23,656	2.17	20.97
Total securities held to maturity	$64,227	$65,133	2.37	10.89

NM - Not meaningful.

Loan Portfolio

Table 10 — Loan Portfolio Composition

December 31, (in thousands)	2017	2016	2015	2014	2013

Traditional Banking:
Residential real estate:
Owner occupied	$921,565	$1,000,148	$1,081,934	$1,118,341	$1,097,795
Owner occupied - correspondent*	116,792	149,028	249,344	226,628	NA
Nonowner occupied	205,081	156,605	116,294	96,492	110,809
Commercial real estate	1,207,293	1,060,496	860,561	807,207	807,359
Construction & land development	150,065	119,650	66,500	38,480	44,351
Commercial & industrial	341,692	259,026	229,307	157,067	127,542
Lease financing receivables	16,580	13,614	8,905	2,530	NA
Home equity	347,655	341,285	289,194	245,679	226,782
Consumer:
Credit cards	16,078	13,414	11,068	9,573	9,030
Overdrafts	974	803	685	1,180	944
Automobile loans	65,650	52,579	6,473	3,231	5,395
Other consumer	20,501	19,744	11,998	10,289	8,161
Total Traditional Banking	3,409,926	3,186,392	2,932,263	2,716,697	2,438,168
Warehouse lines of credit*	525,572	585,439	386,729	319,431	149,576
Total Core Banking	3,935,498	3,771,831	3,318,992	3,036,128	2,587,744

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—
Commercial & industrial	11,648	6,695	414	272	221
Republic Credit Solutions	66,888	32,252	7,204	4,095	1,827
Total Republic Processing Group	78,536	38,947	7,618	4,367	2,048

Total loans**	4,014,034	3,810,778	3,326,610	3,040,495	2,589,792
Allowance for loan and lease losses	(42,769)	(32,920)	(27,491)	(24,410)	(23,026)

Total loans, net	$3,971,265	$3,777,858	$3,299,119	$3,016,085	$2,566,766

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $203 million, or 5%, during 2017 to $4.0 billion at December 31, 2017. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking loans increased $224 million, or 7%, during 2017. Within the Traditional Banking segment’s portfolio, CRE loans experienced the largest increase of $147 million, or 14%, with the Bank’s Commercial and Corporate Banking Department primarily driving growth.  Approximately $96 million of the growth within the CRE category resulted from the successful promotion of a 10-year fixed rate product with a 15-year amortization schedule and a weighted average rate of 4.08%.

The Bank’s owner occupied residential real estate loans, including correspondent loans, declined $111 million in total. These category fluctuations were generally in-line with the Company’s overall long-term loan growth strategy, which is to reduce the Bank’s reliance on residential real estate loans for balance sheet growth and to rely more on commercial type loans for future growth.  While the Company does currently intend to reduce its reliance on owner occupied residential real estate loans for future balance sheet growth, it also continues to make plans to expand its agency-eligible volume of first mortgage residential real estate loans, which it intends to sell into the secondary market in order to generate fee income.

Warehouse Lending segment

As of December 31, 2017, the Bank had approximately $525 million outstanding on total committed Warehouse credit lines of $1.1 billion compared to $585 million outstanding on total committed Warehouse credit lines of $1.0 billion at December 31, 2016. The $60 million, or 10%, decrease in outstanding balances generally reflects lower usage rates on outstanding Warehouse lines during 2017, with usage rates consistent with a general industry decline in mortgage refinance activity. For 2018, management currently believes that usage rates for its Warehouse lines will likely continue to be lower than comparable periods in 2017, as the mortgage industry anticipates higher long-term interest rates and lower mortgage refinance volume than 2017.

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

Republic Credit Solutions segment

RCS loans increased $35 million, or 107%, during 2017, with RCS expanding all three of its held-for-investment product lines during the year. RCS’s healthcare receivables grew $21 million during 2017, as RCS worked with another third-party service provider to originate this product during the latter half of the year. RCS’s line-of-credit product increased $9 million, or 47%, during 2017, with this product generating the substantial majority of RCS’s profitability during both 2017 and 2016. The remaining growth occurred in RCS credit card product, which represents receivables to borrowers who are generally considered subprime.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 11 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2017 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate	$427,164	$60,965	$110,650	$255,549
Commercial real estate	412,009	76,564	148,626	186,819
Construction & land development	25,905	9,372	11,371	5,162
Commercial & industrial	135,465	24,954	79,602	30,909
Lease financing receivables	12,409	519	11,890	—
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer	148,558	90,066	50,511	7,981
Total fixed rate loans	$1,161,510	$262,440	$412,650	$486,420

Variable rate loan maturities:

Residential real estate	$816,274	$25,225	$85,631	$705,418
Commercial real estate	795,284	51,381	146,974	596,929
Construction & land development	124,160	36,762	47,865	39,533
Commercial & industrial	217,875	85,240	82,473	50,162
Lease financing receivables	4,171	2,344	1,827	—
Warehouse lines of credit	525,572	525,572	—	—
Home equity	347,655	86,444	151,408	109,803
Consumer	21,533	21,271	215	47
Total variable rate loans	$2,852,524	$834,239	$516,393	$1,501,892

Total:

Residential real estate	$1,243,438	$86,190	$196,281	$960,967
Commercial real estate	1,207,293	127,945	295,600	783,748
Construction & land development	150,065	46,134	59,236	44,695
Commercial & industrial	353,340	110,194	162,075	81,071
Lease financing receivables	16,580	2,863	13,717	—
Warehouse lines of credit	525,572	525,572	—	—
Home equity	347,655	86,444	151,408	109,803
Consumer	170,091	111,337	50,726	8,028
Total loans	$4,014,034	$1,096,679	$929,043	$1,988,312

Loans at maturity interval to overall total loans	100%	27%	23%	50%

Allowance for Loan and Lease Losses (“Allowance”)

The Bank maintains an Allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Bank’s Allowance increased $10 million, or 30%, during 2017 to $43 million at December 31, 2017, primarily driven by reserves for growth in RCS small-dollar credit products and general growth in Core Bank portfolios.  As a percent of total loans, the total Bank’s Allowance increased to 1.07% at December 31, 2017 compared to 0.86% at December 31, 2016.  An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Allowance at the Traditional Banking segment, increased to $29 million at December 31, 2017 from $26 million at December 31, 2016.  The Allowance to total Traditional Bank loans increased to 0.85% at December 31, 2017 from 0.83% at December 31, 2016.   The growth in the Allowance for the Traditional Banking segment was generally related to the growth in the overall loan portfolio, with changes to the historical loss percentages and qualitative factors of the calculation providing minimal impact.

Warehouse Lending segment

The Allowance on loans originated through the Company’s Warehouse segment decreased to $1.3 million at December 31, 2017 from $1.5 million at December 31, 2016, with the Allowance to total outstanding Warehouse balances remaining at 0.25% at both period ends.  The decrease in the Allowance for the Warehouse Lending segment was entirely related to the decline in the overall loan portfolio.

Republic Credit Solutions segment

The Allowance on loans originated through the Company’s RCS segment increased to $13 million at December 31, 2017 from $5 million at December 31, 2016. Loan growth and an increase in the historical loss factors for general reserves resulting from a rise in charge-offs from the prior year drove the increase in the RCS Allowance. The Allowance to total RCS loans increased to 18.85% at December 31, 2017 from 15.40% at December 31, 2016.

RCS maintained an Allowance for three loan products offered at December 31, 2017, including its line-of-credit product, its credit card product and its healthcare-receivables product.  At December 31, 2017, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 38% for its line-of-credit portfolio.  The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables at December 31, 2017, as such receivables have recourse back to the third-party healthcare providers.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 12 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2017	2016	2015	2014	2013

Allowance at beginning of period	$32,920	$27,491	$24,410	$23,026	$23,729

Charge-offs:

Traditional Banking:
Residential real estate	(330)	(416)	(748)	(1,021)	(2,127)
Commercial real estate	—	(514)	(546)	(868)	(1,190)
Construction & land development	—	(44)	—	(18)	(619)
Commercial & industrial	(189)	(330)	(56)	(20)	(466)
Lease financing receivables	—	—	—	—	NA
Home equity	(222)	(351)	(466)	(548)	(632)
Consumer	(2,042)	(1,727)	(1,185)	(1,083)	(1,151)
Total Traditional Banking	(2,783)	(3,382)	(3,001)	(3,558)	(6,185)
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	(2,783)	(3,382)	(3,001)	(3,558)	(6,185)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(8,121)	(3,474)	—	—	—
Commercial & industrial	—	—	—	—	—
Republic Credit Solutions	(10,659)	(5,000)	(971)	(5)	—
Total Republic Processing Group	(18,780)	(8,474)	(971)	(5)	—
Total charge-offs	(21,563)	(11,856)	(3,972)	(3,563)	(6,185)

Recoveries:

Traditional Banking:
Residential real estate	272	429	318	164	457
Commercial real estate	139	152	98	155	117
Construction & land development	6	78	—	89	48
Commercial & industrial	34	127	62	114	99
Lease financing receivables	—	—	—	—	NA
Home equity	182	151	148	183	165
Consumer	596	636	736	801	768
Total Traditional Banking	1,229	1,573	1,362	1,506	1,654
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	1,229	1,573	1,362	1,506	1,654

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	1,332	426	—	—	—
Refund Anticipation Loans	241	301	278	582	845
Commercial & industrial	—	—	—	—	—
Republic Credit Solutions	906	492	17	—	—
Total Republic Processing Group	2,479	1,219	295	582	845

Total recoveries	3,708	2,792	1,657	2,088	2,499

Net loan charge-offs	(17,855)	(9,064)	(2,315)	(1,475)	(3,686)

Provision - Core Banking	3,773	3,945	3,065	3,392	3,828
Provision - RPG	23,931	10,548	2,331	(533)	(845)
Total Provision	27,704	14,493	5,396	2,859	2,983
Allowance at end of period	$42,769	$32,920	$27,491	$24,410	$23,026

Credit Quality Ratios - Total Company:

Allowance to total loans	1.07%	0.86%	0.83%	0.80%	0.89%
Allowance to nonperforming loans	284	205	125	103	109
Net loan charge-offs to average loans	0.47	0.25	0.07	0.05	0.14

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.77%	0.74%	0.78%	0.80%	0.89%
Allowance to nonperforming loans	213	175	118	103	109
Net loan charge-offs to average loans	0.04	0.05	0.05	0.08	0.18

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

Table 13 — Management’s Allocation of the Allowance for Loan and Lease Losses

	2017		2016		2015		2014		2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$6,182	22%	$7,158	27%	$8,301	34%	$8,565	38%	$7,816	43%
Owner occupied - correspondent	292	3	373	4	623	7	567	7	NA	—
Nonowner occupied	1,396	5	1,139	4	1,052	3	837	3	1,023	4
Commercial real estate	9,043	30	8,078	28	7,672	26	7,774	27	8,343	31
Construction & land development	2,364	4	1,850	3	1,303	2	926	1	1,296	2
Commercial & industrial	2,198	9	1,511	7	1,455	7	1,167	5	1,089	5
Lease financing receivables	174	—	136	—	89	—	25	—	NA	—
Home equity	3,754	9	3,757	9	2,996	9	2,730	8	2,396	9
Consumer:				—		—		—		—
Credit cards	607	—	490	—	448	—	285	—	289	—
Overdrafts	974	—	675	—	351	—	382	—	199	—
Automobile loans	687	2	526	1	56	—	32	—	54	—
Other consumer	1,162	1	771	1	479	—	277	—	72	—
Total Traditional Banking	28,833	85	26,464	84	24,825	88	23,567	89	22,577	94
Warehouse lines of credit	1,314	13	1,464	15	967	12	799	11	449	6
Total Core Banking	30,147	98	27,928	99	25,792	100	24,366	100	23,026	100

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	12	—	25	—	—	—	—	—	—	—
Republic Credit Solutions	12,610	2	4,967	1	1,699	—	44	—	—	—
Total Republic Processing Group	12,622	2	4,992	1	1,699	—	44	—	—	—
Total	$42,769	100	$32,920	100	$27,491	100	$24,410	100	$23,026	100

  NA - Not Applicable

*See Table 10 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses at December 31, 2017.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $14 million during 2017, primarily due to the payoffs and paydowns of Special Mention and PCI loans during the period.

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special mention loans.

Table 14 — Classified and Special Mention Loans

December 31, (in thousands)	2017	2016	2015	2014	2013

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	21,202	21,412	27,833	39,999	44,305
Purchased Credit Impaired - Substandard	1,771	2,366	—	—	—
Total Classified Loans	22,973	23,778	27,833	39,999	44,305

Special Mention	23,813	30,702	31,312	36,268	40,167
Purchased Credit Impaired - Group 1	1,833	7,908	12,543	17,490	40,731
Total Special Mention Loans	25,646	38,610	43,855	53,758	80,898

Total Classified and Special Mention Loans	$48,619	$62,388	$71,688	$93,757	$125,203

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $6 million and $10 million at December 31, 2017 and 2016.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.38% at December 31, 2017 from 0.42% at December 31, 2016, as the total balance of nonperforming loans decreased by $985,000, or 6%, while total loans increased $203 million, or 5% during 2017.

Table 15 — Nonperforming Loans and Nonperforming Assets Summary

December 31, (dollars in thousands)	2017	2016	2015	2014	2013

Loans on nonaccrual status*	$14,118	$15,892	$21,712	$23,337	$19,104
Loans past due 90-days-or-more and still on accrual**	956	167	224	322	1,974
Total nonperforming loans	15,074	16,059	21,936	23,659	21,078
Other real estate owned	115	1,391	1,220	11,243	17,102
Total nonperforming assets	$15,189	$17,450	$23,156	$34,902	$38,180

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.38%	0.42%	0.66%	0.78%	0.81%
Nonperforming assets to total loans (including OREO)	0.38	0.46	0.70	1.14	1.46
Nonperforming assets to total assets	0.30	0.36	0.55	0.93	1.13

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.36%	0.42%	0.66%	0.78%	0.81%
Nonperforming assets to total loans (including OREO)	0.36	0.46	0.70	1.15	1.46
Nonperforming assets to total assets	0.28	0.36	0.55	0.93	1.13

*Loans on nonaccrual status include impaired loans. See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of PCI loans and smaller-balance consumer loans.

Approximately $11 million, or 71%, of the Bank’s total nonperforming loans at December 31, 2017, compared to $13 million, or 80%, as of December 31, 2016, were concentrated in the residential real estate and HELOC categories, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $3 million, or 22%, of the Bank’s total nonperforming loans at December 31, 2017, compared to $3 million, or 17%, at December 31, 2016 were concentrated in the CRE and construction and land development portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 16 — Nonperforming Loan Composition

	2017		2016		2015		2014		2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$9,230	1.00%	$10,955	1.10%	$13,197	1.22%	$11,225	1.00%	$9,211	0.84%
Owner occupied - correspondent	—	—	—	—	—	—	—	—	NA	NA
Nonowner occupied	257	0.13	852	0.54	935	0.80	2,352	2.44	1,279	1.15
Commercial real estate	3,247	0.27	2,725	0.26	4,165	0.50	6,151	0.80	7,643	0.99
Construction & land development	67	0.04	77	0.06	1,589	2.39	1,990	5.17	167	0.38
Commercial & industrial	—	—	154	0.06	194	0.08	169	0.11	1,558	1.22
Lease financing receivables	—	—	—	—	—	—	—	—	NA	NA
Home equity	1,217	0.35	1,069	0.31	1,793	0.62	1,678	0.68	1,128	0.50
Consumer:
Credit cards	—	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—	—
Automobile loans	68	0.10	—	—	—	—	—	—	—	—
Other consumer	51	0.25	145	0.73	63	0.53	94	0.91	92	1.13
Total Traditional Banking	14,137	0.41	15,977	0.50	21,936	0.75	23,659	0.87	21,078	0.86
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	14,137	0.36	15,977	0.42	21,936	0.66	23,659	0.78	21,078	0.81

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	937	1.40	82	0.25	—	—	—	—	—	—
Total Republic Processing Group	937	1.19	82	0.21	—	—	—	—	—	—

Total nonperforming loans	$15,074	0.38	$16,059	0.42	$21,936	0.66	$23,659	0.78	$21,078	0.81

NA - Not Applicable

Table 17 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	102	$4,903	14	$2,760	1	$1,567	117	$9,230
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	156	1	101	—	—	6	257
Commercial real estate	2	112	3	767	2	2,368	7	3,247
Construction & land development	1	67	—	—	—	—	1	67
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	26	615	4	602	—	—	30	1,217
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	68	—	—	—	—	3	68
Other consumer	12	51	—	—	—	—	12	51
Total Traditional Banking	151	5,972	22	4,230	3	3,935	176	14,137
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	151	5,972	22	4,230	3	3,935	176	14,137

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Republic Credit Solutions	13,536	937	—	—	—	—	13,536	937
Total Republic Processing Group	13,536	937	—	—	—	—	13,536	937

Total	13,687	$6,909	22	$4,230	3	$3,935	13,712	$15,074

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2016		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	120	$5,417	30	$5,538	—	$—	150	$10,955
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	77	—	—	1	775	6	852
Commercial real estate	2	106	5	1,190	1	1,429	8	2,725
Construction & land development	1	77	—	—	—	—	1	77
Commercial & industrial	—	—	1	154	—	—	1	154
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	25	589	3	480	—	—	28	1,069
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	39	145	—	—	—	—	39	145
Total Traditional Banking	192	6,411	39	7,362	2	2,204	233	15,977
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	6,411	39	7,362	2	2,204	233	15,977

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Republic Credit Solutions	1,163	82	—	—	—	—	1,163	82
Total Republic Processing Group	1,163	82	—	—	—	—	1,163	82

Total	1,355	$6,493	39	$7,362	2	$2,204	1,396	$16,059

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $734,000, $888,000 and $1.1 million in 2017, 2016 and 2015.

Based on the Bank’s review as of December 31, 2017, management believes that its reserves are adequate to absorb probable losses on all nonperforming credits.

Table 18 — Rollforward of Nonperforming Loan

Years Ended December 31, (in thousands)	2017	2016	2015	2014	2013

Nonperforming loans at the beginning of the period	$16,059	$21,936	$23,659	$21,078	$21,679
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	7,204	3,784	7,861	15,657	15,403
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period(see table below)	(8,196)	(8,086)	(8,505)	(12,060)	(15,374)
Paydown on the principal balance of loans nonperforming at both period ends	(782)	(1,742)	(1,079)	(1,016)	(630)
Other changes in principal balance on loans nonperforming at both the period ends*	789	167	—	—	—

Nonperforming loans at the end of the period	$15,074	$16,059	$21,936	$23,659	$21,078

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 19 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2017	2016	2015	2014	2013

Loans charged-off	$(287)	$(329)	$(210)	$(119)	$(1,520)
Loans transferred to OREO	(574)	(2,986)	(2,034)	(4,365)	(3,340)
Loans refinanced at other institutions	(3,841)	(4,771)	(4,026)	(5,034)	(5,626)
Loans returned to accrual status	(3,494)	—	(2,235)	(2,542)	(4,888)

Total loans removed from nonperforming status during the period that were in nonperforming status at the beginning of the period	$(8,196)	$(8,086)	$(8,505)	$(12,060)	$(15,374)

Delinquent Loans

Delinquent loans to total loans increased to 0.35% at December 31, 2017, from 0.24% at December 31, 2016, as the total balance of delinquent loans increased by $5 million, or 57%. With the exception of PCI loans and smaller-balance consumer loans, all loans past due 90-days-or-more as of December 31, 2017 and 2016 were on nonaccrual status.

Core Banking delinquent loans to total loans increased three basis points to 0.21% during 2017 primarily due to the addition of a $1.1 million CRE nonaccrual loan with collateral located in the Bank’s southern Indiana market.

RPG delinquent loans to total loans increased to approximately 7% during 2017 primarily due to product expansion at the RCS segment.

Table 20 — Delinquent Loan Composition*

	2017		2016		2015		2014		2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,782	0.52%	$4,554	0.46%	$6,882	0.64%	$8,008	0.72%	$6,357	0.58%
Owner occupied - correspondent	—	—	—	—	—	—	—	—	NA	NA
Nonowner occupied	146	0.07	46	0.03	53	0.05	776	0.80	1,293	1.17
Commercial real estate	1,727	0.14	425	0.04	1,111	0.13	2,972	0.37	5,198	0.64
Construction & land development	67	0.04	—	—	1,500	2.26	1,990	5.17	499	1.13
Commercial & industrial	15	0.00	342	0.13	299	0.13	211	0.13	1,415	1.11
Lease financing receivables	—	—	—	—	—	—	—	—	NA	NA
Home equity	1,221	0.35	970	0.28	1,393	0.48	1,362	0.55	1,110	0.49
Consumer:
Credit cards	74	0.46	18	0.13	12	0.11	134	1.40	98	1.09
Overdrafts	233	23.92	161	20.05	133	19.42	178	15.08	159	16.84
Automobile loans	60	0.09	—	—	1	0.02	19	0.59	34	0.63
Other consumer	135	0.66	305	1.54	101	0.84	60	0.58	60	0.74
Total Traditional Banking	8,460	0.25	6,821	0.21	11,485	0.39	15,710	0.58	16,223	0.67
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	8,460	0.21	6,821	0.18	11,485	0.35	15,710	0.52	16,223	0.63

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	5,641	8.43	2,137	6.63	246	3.41	141	3.44	—	—
Total Republic Processing Group	5,641	7.18	2,137	5.49	246	3.23	141	3.23	—	—

Total delinquent loans	$14,101	0.35	$8,958	0.24	$11,731	0.35	$15,851	0.52	$16,223	0.63

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

NA — Not applicable.

Table 21 — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2017	2016	2015	2014	2013

Delinquent loans at the beginning of the period	$8,958	$11,731	$15,851	$16,223	$20,844
Loans added to delinquency status during the period and remained in delinquency status at the end of period	7,015	5,399	6,942	13,750	12,989
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(5,181)	(10,205)	(10,969)	(14,079)	(17,328)
Paydown of principal balance of loans delinquent at both period ends	(170)	(94)	(207)	(245)	(309)
Other changes in principal balance of loans delinquent at both period ends*	3,479	2,127	114	202	27
Delinquent loans at the end of period	$14,101	$8,958	$11,731	$15,851	$16,223

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 22 — Detail of Loans Removed From Delinquent Status

Years Ended December 31, (in thousands)	2017	2016	2015	2014	2013

Loans charged-off	$(114)	$(150)	$(302)	$(159)	$(1,380)
Loans transferred to OREO	(526)	(2,805)	(2,207)	(4,889)	(6,331)
Loans refinanced at other institutions	(2,529)	(3,926)	(4,072)	(5,617)	(6,115)
Loans paid current	(2,012)	(3,324)	(4,388)	(3,414)	(3,502)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(5,181)	$(10,205)	$(10,969)	$(14,079)	$(17,328)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $46 million at December 31, 2017 compared to $53 million at December 31, 2016.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of December 31, 2017, the Bank had $35 million in TDRs, of which $6 million were also on nonaccrual status. As of December 31, 2016, the Bank had $42 million in TDRs, of which $10 million were also on nonaccrual status.

Table 23 — Impaired Loan Composition

December 31, (in thousands)	2017	2016	2015	2014	2013

Troubled debt restructurings	$34,637	$41,586	$49,580	$65,266	$73,972
Impaired loans (which are not TDRs)	10,979	11,098	16,543	20,914	34,022
Total recorded investment in impaired loans	$45,616	$52,684	$66,123	$86,180	$107,994

See Footnote 5 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 24 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2017		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	2	$115	—	$—	—	$—	2	$115

Total	2	$115	—	$—	—	$—	2	$115

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2016		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$848	1	$543	—	$—	4	$1,391

Total	3	$848	1	$543	—	$—	4	$1,391

Table 25 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2017	2016	2015	2014	2013

OREO at beginning of period	$1,391	$1,220	$11,243	$17,102	$26,203
Transfer from loans to OREO	841	4,778	2,938	7,333	14,197
Proceeds from sale*	(2,793)	(4,851)	(12,660)	(10,974)	(23,644)
Net gain on sale	831	514	956	883	2,170
Writedowns	(155)	(270)	(1,257)	(3,101)	(1,824)
OREO at end of period	$115	$1,391	$1,220	$11,243	$17,102

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

Bank Owned Life Insurance (“BOLI”)

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $63 million and $62 million of BOLI on its consolidated balance sheet at December 31, 2017 and 2016.  The Company acquired $7 million of BOLI during 2016 in association with its May 17, 2016 Cornerstone acquisition.

Table 26 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2017	2016	2015	2014

BOLI at beginning of period	$61,794	$52,817	$51,415	$25,086
BOLI acquired	—	7,461	—	25,000
Increase in cash surrender value	1,562	1,516	1,402	1,329
BOLI at end of period	$63,356	$61,794	$52,817	$51,415

Deposits

Table 27 — Deposit Composition

December 31, (in thousands)	2017	2016	2015	2014	2013

Core Bank:
Demand	$944,812	$872,709	$783,054	$691,787	$651,134
Money market accounts	546,998	541,622	501,059	471,339	479,569
Brokered money market accounts	373,242	360,597	200,126	35,649	35,533
Savings	182,800	164,410	117,408	91,625	78,020
Individual retirement accounts*	47,982	42,642	36,016	28,771	28,767
Time deposits, $250 and over*	77,891	37,200	42,775	56,556	67,255
Other certificates of deposit*	189,661	140,894	127,878	104,010	75,516
Brokered certificates of deposit*	46,089	28,666	44,298	75,876	86,421
Total Core Bank interest-bearing deposits	2,409,475	2,188,740	1,852,614	1,555,613	1,502,215
Total Core Bank noninterest-bearing deposits	988,537	943,459	606,154	494,244	482,411
Total Core Bank deposits	3,398,012	3,132,199	2,458,768	2,049,857	1,984,626

Republic Processing Group ("RPG"):
Money market accounts	1,641	—	—	—	—
Total RPG interest-bearing deposits	1,641	—	—	—	—

Brokered prepaid card deposits	1,509	15	1,540	—	—
Other noninterest-bearing deposits	31,996	28,478	27,169	8,325	6,231
Total RPG noninterest-bearing deposits	33,505	28,493	28,709	8,325	6,231
Total RPG deposits	35,146	28,493	28,709	8,325	6,231

Total deposits	$3,433,158	$3,160,692	$2,487,477	$2,058,182	$1,990,857

*Represents a time deposit.

Total Company deposits increased $272 million, or 9%, from December 31, 2016 to $3.4 billion at December 31, 2017.

Total Company interest-bearing deposits increased $222 million, or 10%, during 2017 largely driven by $53 million in interest-bearing deposits raised through the Company’s separately branded digital platform, MemoryBank.  In addition, the Bank experienced an increase of $89 million, or 50%, in its non-brokered time deposits during 2017, as it maintained a more attractive and competitive offering rate on its certificates of deposit in order to attract longer-term deposits for liquidity and interest rate risk management purposes.

Total Company noninterest bearing deposits increased $50 million, or 5%, during 2017. Core Bank noninterest-bearing deposits increased $45 million, or 5%. This growth was largely driven by the Bank’s free-business-checking products, which are the Bank’s primary product offering for small business accounts.

Table 28 — Average Deposits

	2017		2016		2015		2014		2013
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,095,276	0.22%	$962,473	0.10%	$840,815	0.07%	$750,693	0.07%	$696,295	0.07%
Money market accounts	554,336	0.29	546,360	0.20	485,508	0.16	477,129	0.16	508,288	0.12
Time deposits	266,332	1.19	221,634	1.00	200,863	0.96	174,904	0.65	187,076	0.73
Brokered money market	314,788	0.68	289,612	0.43	132,623	0.21	34,586	0.20	34,691	0.20
Brokered certificates of deposit	36,931	1.25	38,513	1.45	54,405	1.57	72,889	2.12	88,497	1.75
Total average interest-bearing deposits	2,267,663	0.43	2,058,592	0.29	1,714,214	0.26	1,510,201	0.26	1,514,847	0.27
Total average noninterest-bearing deposits	1,073,181	—	894,049	—	651,275	—	553,929	—	513,891	—
Total average deposits	$3,340,844	0.29	$2,952,641	0.21	$2,365,489	0.19	$2,064,130	0.19	$2,028,738	0.20

Table 29 — Maturities of Time Deposits Greater than $100,000 at December 31, 2017

		Weighted
		Average
Maturity (dollars in thousands)	Principal	Rate

Three months or less	$16,991	0.63%
Over three months through six months	38,122	0.91
Over six months through 12 months	20,879	0.96
Over 12 months	94,882	1.87
Total	$170,874	1.42

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

SSUARs totaled $204 million and $173 million at December 31, 2017 and 2016.  The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Table 30 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2017	2016	2015	2014	2013

Outstanding balance at end of period	$204,021	$173,473	$395,433	$356,108	$165,555
Weighted average interest rate at period end	0.31%	0.05%	0.02%	0.04%	0.04%
Average outstanding balance during the period	$219,515	$280,296	$379,477	$296,196	$170,386
Average interest rate during the period	0.23%	0.02%	0.02%	0.04%	0.04%
Maximum outstanding at any month end	$293,944	$367,373	$442,981	$408,891	$242,721

Federal Home Loan Bank Advances

FHLB advances decreased $65 million, or 8%, from December 31, 2016 to $738 million at December 31, 2017, with the Bank reducing its term advances by $110 million and increasing its overnight advances by $45 million during the 2017. During 2017, the Bank obtained $95 million in additional fixed-rate term advances with a weighted average rate of 1.92% and a weighted average term of 3.3 years, while $205 million of fixed-rate term advances with a weighted average rate of 1.79% and an original weighted average term of 3.6 years matured during the period. The Bank held $330 million in overnight advances at a rate of 1.42% as of December 31, 2017, compared to $285 million in overnight advances at a rate of 0.64% at December 31, 2016.

The Bank chose to increase its overnight advances and reduce its term advances during 2017 in order to take advantage of the lower borrowing costs associated with overnight borrowings.  The Bank was able to implement this strategy due to its projected favorable risk position in the event of rising interest rates. See the section titled “Asset/Liability Management and Market Risk” in this section of the filing for additional discussion regarding the Bank’s interest-rate sensitivity.

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

Table 31 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2017	2016	2015	2014	2013

Outstanding balance at end of period	$737,500	$802,500	$699,500	$707,500	$605,000
Weighted average interest rate at period end	1.61%	1.35%	1.77%	1.60%	2.42%
Average outstanding balance during the period	$563,552	$583,591	$599,630	$584,516	$578,633
Average interest rate during the period	1.57%	1.87%	1.99%	2.24%	2.54%
Maximum outstanding at any month end	$1,002,500	$987,500	$916,500	$707,500	$605,000

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

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 133% and 138% at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company had cash and cash equivalents on-hand of $299 million and $289 million. In addition, the Bank had available collateral to borrow an additional $347 million and $378 million from the FHLB at December 31, 2017 and 2016. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of December 31, 2017 and 2016.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2017 and 2016, these pledged investment securities had a fair value of $263 million and $232 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank could not obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2017, the Bank had approximately $974 million in deposits, including retail-brokered deposits, from 121 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $637 million, or 19%, of the Company’s total deposit balances at December 31, 2017. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-costing internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically has fallen short of, its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  As of December 31, 2017, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s board approved minimums for the foreseeable future.  It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Table 32 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands, except per share data)	2017	2016	2015	2014	2013

Stockholders’ equity	$632,424	$604,406	$576,547	$558,731	$542,793
Book value per share at December 31,	30.33	28.97	27.59	26.80	26.09
Tangible book value per share at December 31,*	29.27	27.89	26.87	26.08	25.35
Dividends declared per share - Class A Common Stock	0.869	0.825	0.781	0.737	0.693
Dividends declared per share - Class B Common Stock	0.790	0.750	0.710	0.670	0.630
Average stockholders’ equity to average total assets	13.02%	13.32%	14.43%	15.66%	16.15%
Total risk based capital	16.04	16.37	20.58	22.17	26.72
Common equity tier 1 capital	14.15	14.59	18.39	NA	NA
Tier 1 risk based capital	15.06	15.55	19.69	21.28	25.67
Tier 1 leverage capital	13.21	13.54	14.82	15.92	16.81
Dividend payout ratio	39	37	46	53	56
Dividend yield	2.29	2.09	2.96	2.98	2.82

*See Footnote 2 of Part II, Item 6 “Selected Financial Data” for additional detail.

NA – Not applicable.

Total stockholders’ equity increased from $604 million at December 31, 2016 to $632 million at December 31, 2017. The increase in stockholders’ equity was primarily attributable to net income earned during 2017 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2017, the Bank could, without prior approval, declare dividends of approximately $74 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.02% at December 31, 2017 compared to 13.32% at December 31, 2016. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2018, and is currently carrying the note at a cost of LIBOR plus 1.42%.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 33 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2017 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$525,328	$—	$—	$—	$525,328
Unused home equity lines of credit	32,479	36,690	57,720	240,998	367,887
Unused loan commitments - other	412,162	87,919	32,782	65,139	598,002
Standby letters of credit	11,754	555	334	—	12,643
FHLB letter of credit	10,000	—	—	—	10,000
Total off balance sheet items	$991,723	$125,164	$90,836	$306,137	$1,513,860

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $12 million and $16 million at December 31, 2017 and 2016. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follow:

Table 34 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2017 (in thousands)	one year	three years	five years	years	Total

Deposits without a stated maturity*	$2,049,161	$—	$—	$—	$2,049,161
Time deposits (including brokered CDs)*	174,724	131,833	55,435	—	361,992
Federal Home Loan Bank advances*	458,194	220,000	50,000	10,000	738,194
Subordinated note*	—	—	—	41,240	41,240
Securities sold under agreements to repurchase*	204,021	—	—	—	204,021
Lease commitments	6,484	11,491	8,309	6,670	32,954
Other commitments**	10,166	8,346	4,418	1,629	24,559
Total contractual obligations	$2,902,750	$371,670	$118,162	$59,539	$3,452,121

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model.  A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized a dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one year time period.  This dynamic model projects a “Base” case net interest income over the next 12 months and the effect on net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, the actual timing and magnitude of changes in loan and deposit balances, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of December 31, 2017, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points.  From December 2016 to December 2017, the Federal Open Market Committee raised the FFTR four times in 25-basis-point increments, with further guidance suggesting that increases to the FFTR were more likely than not for 2018.

The Bank’s dynamic simulation model run for December 2017 projected improvement in the Bank’s net interest income relative to the Base case in the Up 100 to Up 400 basis points scenarios.  With the exception of the Up 100 scenario, the improvement in each of these scenarios was greater than the projected improvement reflected in the same scenarios for the December 2016 simulation.  The improvements in the “up rate” December 2017 scenarios were generally due to higher balances of noninterest bearing deposits in that simulation as compared to the December 2016 simulation.  In addition, because of the Bank’s continued improvement in its interest rate risk position, the December 2017 simulation has a general assumption that maturing FHLB advances will be refinanced into lower costing overnight borrowings as compared to the December 2016 simulation, which assumed maturing FHLB advances will be refinanced into longer-term borrowings.  The lack of improvement in the Up 100 scenario for the December 2017 simulation as compared to the prior year’s simulation was driven by the Bank’s use of more conservative beta assumptions on its non-maturity deposit (“NMD”) portfolio, specifically for the Up 100 scenario for its 2017 simulation.

Related to the Bank’s Down 100 scenario, the Bank’s December 2017 interest rate risk position deteriorated from the prior year.  In 2017, while the Bank’s short-term assets generally repriced to higher rates as short-term interest rates rose, the Bank chose not to increase the rate paid on many of its NMDs.  While this strategy helped to increase the Bank’s net interest margin compared to 2016, its interest rate risk position in a declining interest rate environment increased because the Bank will not be able to reduce the rate it pays on many of its NMDs at the same pace as its interest-earning assets are projected to decline.

The following table illustrates the Bank’s projected percent change from its Base net interest income as of December 31, 2017 and 2016 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes Traditional Bank loan fees.

Table 35 — Bank Interest Rate Sensitivity at December 31, 2017 and 2016

	Change in Rates
	(100)	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at December 31, 2017	(4.60)%	3.80%	4.80%	5.40%	5.40%
% Change from base net interest income at December 31, 2016	0.40%	3.80%	4.30%	4.60%	3.80%

The Board of Directors of the Bank has established separate and distinct policy limits for acceptable percent changes in the Bank’s net interest income based on modeled changes in market interest rates. Historically, if model projections of the percent change in net interest income fall outside Board approved limits at a given point in time or are projected to fall outside such limits based on certain trends, Bank management has either taken certain actions intended to bring model projections back within Board approved limits or discussed with the Board how future anticipated events will likely correct the current situation. These actions have included, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking additional fixed rate term FHLB advances, executing interest rate swaps and modifying the pricing or terms of loans, leases and deposits. These actions have historically had a negative impact on current earnings.

During the fourth quarter of 2017, the Bank was not in compliance with its Board approved policy of -4.0% for a Down 100 scenario for its month-end November and month-end December dynamic simulations.  Management discussed these issues with the Bank’s Board of Directors during its regularly scheduled January 2018 board meeting.  Given the minimal amount that the Bank was out of compliance with the Board’s Down 100 policy, the projected likelihood for future rate increases of the FFTR, and the remote likelihood for any future rate decreases of the FFTR, management and the Board concluded at the January 2018 meeting that the Bank would take no specific action to bring its Down 100 scenario back into compliance with the Board’s current policy.  The Bank is, instead, taking a “wait and see” approach and will take appropriate action when management and the Board believe the variance to the Board-approved policy becomes too great in the context of all factors or when they believe the chances for a future rate decrease becomes more likely.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2017, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the audited 2017 and 2016 consolidated financial statements and on the effectiveness of the Company’s internal control in their report dated March 8, 2018.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 8, 2018

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We have served as the Company’s auditor since 1996. Louisville, Kentucky
March 8, 2018

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2017	2016

ASSETS

Cash and cash equivalents	$299,351	$289,309
Securities available for sale	527,231	481,275
Securities held to maturity (fair value of $65,133 in 2017 and $53,249 in 2016)	64,227	52,864
Mortgage loans held for sale, at fair value	5,761	11,662
Consumer loans held for sale, at fair value	2,677	2,198
Consumer loans held for sale, at the lower of cost or fair value	8,551	1,310
Loans	4,014,034	3,810,778
Allowance for loan and lease losses	(42,769)	(32,920)
Loans, net	3,971,265	3,777,858
Federal Home Loan Bank stock, at cost	32,067	28,208
Premises and equipment, net	42,588	40,462
Premises, held for sale	3,017	2,407
Goodwill	16,300	16,300
Other real estate owned	115	1,391
Bank owned life insurance	63,356	61,794
Other assets and accrued interest receivable	48,856	49,271

TOTAL ASSETS	$5,085,362	$4,816,309

LIABILITIES

Deposits:
Noninterest-bearing	$1,022,042	$971,952
Interest-bearing	2,411,116	2,188,740
Total deposits	3,433,158	3,160,692

Securities sold under agreements to repurchase and other short-term borrowings	204,021	173,473
Federal Home Loan Bank advances	737,500	802,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	37,019	33,998

Total liabilities	4,452,938	4,211,903

Commitments and contingent liabilities (Footnote 13)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value, 100,000 shares authorized,	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,606,338 shares (2017) and 18,614,961 shares (2016) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,242,624 shares (2017) and 2,245,011 shares (2016) issued and outstanding	4,902	4,906
Additional paid in capital	139,406	138,192
Retained earnings	487,700	460,621
Accumulated other comprehensive income	416	687

Total stockholders’ equity	632,424	604,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,085,362	$4,816,309

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2017	2016	2015

INTEREST INCOME:

Loans, including fees	$205,582	$164,232	$133,958
Taxable investment securities	9,404	7,876	7,046
Federal Home Loan Bank stock and other	3,792	1,884	1,428
Total interest income	218,778	173,992	142,432

INTEREST EXPENSE:

Deposits	9,802	6,058	4,380
Securities sold under agreements to repurchase and other short-term borrowings	502	65	92
Federal Home Loan Bank advances	8,860	10,900	11,934
Subordinated note	1,094	915	2,056
Total interest expense	20,258	17,938	18,462

NET INTEREST INCOME	198,520	156,054	123,970

Provision for loan and lease losses	27,704	14,493	5,396

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	170,816	141,561	118,574

NONINTEREST INCOME:

Service charges on deposit accounts	13,357	13,176	13,015
Net refund transfer fees	18,500	19,240	17,388
Mortgage banking income	4,642	6,882	4,411
Interchange fee income	9,881	9,009	8,353
Program fees	5,824	3,044	1,233
Increase in cash surrender value of bank owned life insurance	1,562	1,516	1,402
Net gains (losses) on securities available for sale	(136)	—	88
Net gains (losses) on other real estate owned	676	244	(301)
Other	4,108	4,398	2,405
Total noninterest income	58,414	57,509	47,994

NONINTEREST EXPENSE:

Salaries and employee benefits	82,233	69,882	58,091
Occupancy and equipment, net	24,019	21,586	20,557
Communication and transportation	4,711	4,256	3,752
Marketing and development	5,188	3,778	3,161
FDIC insurance expense	1,378	1,780	2,084
Bank franchise tax expense	4,626	4,757	4,734
Data processing	7,748	6,121	4,340
Interchange related expense	3,988	4,140	3,873
Supplies	1,594	1,406	1,101
Other real estate owned expense	388	503	735
Legal and professional fees	2,410	2,556	3,306
FHLB advance prepayment penalty	—	846	—
Impairment of premises held for sale	1,175	191	132
Other	11,386	8,305	7,458
Total noninterest expense	150,844	130,107	113,324

INCOME BEFORE INCOME TAX EXPENSE	78,386	68,963	53,244

INCOME TAX EXPENSE:
Income tax expense - TCJA	6,326	—	—
Income tax expense - Other	26,428	23,060	18,078
Total income tax expense	32,754	23,060	18,078

NET INCOME	$45,632	$45,903	$35,166

BASIC EARNINGS PER SHARE:
Class A Common Stock	$2.21	$2.22	$1.70
Class B Common Stock	2.01	2.02	1.55

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$2.20	$2.22	$1.70
Class B Common Stock	2.00	2.01	1.54

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.869	$0.825	$0.781
Class B Common Stock	0.790	0.750	0.710

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2017	2016	2015

Net income	$45,632	$45,903	$35,166

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	83	(125)	(514)
Reclassification amount for derivative losses realized in income	219	332	402
Change in unrealized gain (loss) on securities available for sale	(1,265)	(2,294)	(3,160)
Reclassification adjustment for net (gain) loss on securities available for sale recognized in earnings	136	—	(88)
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	298	(9)	(125)
Total other comprehensive loss before income tax	(529)	(2,096)	(3,485)
Tax effect	258	734	1,219
Total other comprehensive loss, net of tax	(271)	(1,362)	(2,266)

COMPREHENSIVE INCOME	$45,361	$44,541	$32,900

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2015	18,603	2,245	$4,904	$134,889	$414,623	$4,315	$558,731

Net income	—	—	—	—	35,166	—	35,166

Net change in accumulated other comprehensive income	—	—	—	—	—	(2,266)	(2,266)

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(14,531)	—	(14,531)
Class B Shares	—	—	—	—	(1,594)	—	(1,594)

Stock options exercised, net of shares redeemed	67	—	16	1,708	(588)	—	1,136

Repurchase of Class A Common Stock	(22)	—	(5)	(143)	(403)	—	(551)

Net change in notes receivable on Class A Common Stock	—	—	—	(189)	—	—	(189)

Deferred director compensation expense - Class A Common Stock	5	—	—	223	—	—	223

Stock based compensation expense - restricted stock	(1)	—	—	253	—	—	253

Stock based compensation expense - options	—	—	—	169	—	—	169

Balance, December 31, 2015	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2016	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

Net income	—	—	—	—	45,903	—	45,903

Net change in accumulated other comprehensive income	—	—	—	—	—	(1,362)	(1,362)

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(15,359)	—	(15,359)
Class B Shares	—	—	—	—	(1,685)	—	(1,685)

Stock options exercised, net of shares redeemed	4	—	—	80	—	—	80

Repurchase of Class A Common Stock	(43)	—	(9)	(287)	(911)	—	(1,207)

Net change in notes receivable on Class A Common Stock	—	—	—	289	—	—	289

Deferred director compensation expense - Class A Common Stock	4	—	—	170	—	—	170

Stock based compensation expense - performance stock units	—	—	—	524	—	—	524

Stock based compensation expense - restricted stock	(2)	—	—	258	—	—	258

Stock based compensation expense - options	—	—	—	248	—	—	248

Balance, December 31, 2016	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2017	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

Net income	—	—	—	—	45,632	—	45,632

Net change in accumulated other comprehensive income	—	—	—	—	—	(271)	(271)

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(16,158)	—	(16,158)
Class B Shares	—	—	—	—	(1,773)	—	(1,773)

Stock options exercised, net of shares redeemed	4	—	—	68	—	—	68

Repurchase of Class A Common Stock	(26)	—	(4)	(422)	(622)	—	(1,048)

Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	235	—	—	235

Deferred director compensation expense - Class A Common Stock	5	—	—	191	—	—	191

Stock based compensation expense - performance stock units	—	—	—	491	—	—	491

Stock based compensation expense - restricted stock	7	—	—	424	—	—	424

Stock based compensation expense - stock options	—	—	—	227	—	—	227

Balance, December 31, 2017	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$45,632	$45,903	$35,166
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization on investment securities, net	245	503	729
Accretion on loans and amortization of core deposit intangible, net	(6,373)	(2,573)	(2,835)
Depreciation of premises and equipment	8,472	7,304	6,610
Amortization of mortgage servicing rights	1,504	1,757	1,400
Provision for loan and lease losses	27,704	14,493	5,396
Net gain on sale of mortgage loans held for sale	(3,977)	(6,656)	(3,915)
Origination of mortgage loans held for sale	(160,091)	(216,812)	(160,989)
Proceeds from sale of mortgage loans held for sale	169,969	214,760	167,209
Net gain on sale of consumer loans held for sale	(5,647)	(2,835)	(978)
Origination of consumer loans held for sale	(663,171)	(380,066)	(137,551)
Proceeds from sale of consumer loans held for sale	661,098	379,907	138,015
Net gain on sale of banking center	—	—	(28)
Net realized losses (gains) on sales, calls and impairment of securities	136	—	(88)
Net gain realized on sale of other real estate owned	(831)	(514)	(956)
Writedowns of other real estate owned	155	270	1,257
Impairment of premises held for sale	1,175	191	132
Deferred director compensation expense - Class A Common Stock	191	170	223
Stock based compensation expense	1,142	1,030	422
Increase in cash surrender value of bank owned life insurance	(1,562)	(1,516)	(1,402)
Net change in other assets and liabilities:
Accrued interest receivable	(1,726)	(659)	(426)
Accrued interest payable	152	(298)	(33)
Other assets	730	(7,227)	(2,785)
Other liabilities	2,850	540	5,473
Net cash provided by operating activities	77,777	47,672	50,046

INVESTING ACTIVITIES:
Net change in cash for acquisition of Cornerstone Bancorp, Inc.	—	(9,088)	—
Purchases of securities available for sale	(225,212)	(419,254)	(1,512,809)
Purchases of securities held to maturity	(15,595)	(19,935)	—
Proceeds from calls, maturities and paydowns of securities available for sale	158,056	452,247	1,427,696
Proceeds from calls, maturities and paydowns of securities held to maturity	4,207	6,112	6,663
Proceeds from sales of securities available for sale	20,012	—	—
Net change in outstanding warehouse lines of credit	59,867	(198,710)	(67,298)
Purchase of non-business-acquisition loans, including premiums paid	(6,160)	(51,868)	(117,516)
Net change in other loans	(268,839)	(125,756)	(100,660)
Proceeds from sale of mortgage loans transferred to held for sale	—	72,330	—
Proceeds from redemption of Federal Home Loan Bank stock	—	224	—
Purchase of Federal Home Loan Bank stock	(3,859)	—	—
Proceeds from sales of other real estate owned	2,793	4,595	9,412
Proceeds from sale of banking center	—	—	1,623
Net purchases of premises and equipment	(12,383)	(7,031)	(5,319)
Net cash used in investing activities	(287,113)	(296,134)	(358,208)

FINANCING ACTIVITIES:
Net change in deposits	272,466	468,544	429,295
Net change in securities sold under agreements to repurchase and other short-term borrowings	30,548	(221,960)	39,325
Payments of Federal Home Loan Bank advances	(490,000)	(292,000)	(218,000)
Proceeds from Federal Home Loan Bank advances	425,000	395,000	210,000
Payoff of subordinated note, net of common security interest	—	(4,000)	—
Repurchase of Class A Common Stock	(1,048)	(1,207)	(551)
Net proceeds from Class A Common Stock options exercised	68	80	1,136
Cash dividends paid	(17,656)	(16,768)	(15,839)
Net cash provided by financing activities	219,378	327,689	445,366

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,042	79,227	137,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289,309	210,082	72,878
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,351	$289,309	$210,082

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$20,106	$18,219	$18,495
Income taxes	28,779	26,069	17,942

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$841	$4,778	$2,938
Transfers from loans held for investment to held for sale	—	71,201	—
Loans provided for sales of other real estate owned	—	256	3,248

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

As of December 31, 2017, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”) and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management will report the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2017, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

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

Primarily from its Warehouse clients, the Traditional Bank acquires for investment single family, first lien mortgage loans that meet the Traditional Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

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

Republic Payment Solutions division — RPS is managed and operated within the TRS segment.  The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line of credit – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represented the substantial majority of RCS activity during 2017 and 2016.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Credit card – The Bank originates a credit card product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of each transaction occurrence to its third-party service provider and retains the remaining 10% interest.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Healthcare receivables – The Bank originates a healthcare-receivables product across the United States through two different third-party service providers. For one third-party service provider the Bank retains 100% of the receivables originated.  For the other third-party service provider, the Bank retains 100% of the receivables originated in some instances and sells 100% of the receivables in other instances within one month of origination.  Loan balances held for sale are carried at the lower of cost or fair value.

•

Installment loan – The Bank originates an installment-loan product across the United States through a third-party service provider and sells 100% of the balances generated approximately 21 days after origination back to this third-party.  Unlike RCS’s other products, the Company carries these installment loans held for sale at fair value, with this portfolio marked to market on a monthly basis.

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

Loans originated through the Traditional Bank’s Correspondent Lending channel are primarily secured by single family, first lien residences located outside the Company’s market footprint, with 72% of such loans secured by collateral located in the state of California as of December 31, 2017. Furthermore, warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2017, 30% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2017, 2016 and 2015, approximately 25%, 20% and 13% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 13%, 13% and 11%, while the RCS segment accounting for 12%, 7% and 2% of total Company net revenues.

For 2017, 2016 and 2015, approximately 7%, 8% and 7% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums on callable securities are amortized to the earliest call date. Other premiums and discounts on securities are amortized and accreted on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more-likely-than-not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (“OCI”). OTTI related to credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments for loans and other real estate owned may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

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

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase, as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2017 and 2016, management determined there was no impairment within the MSR portfolio.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015. Late fees and ancillary fees related to loan servicing are considered nominal.

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, inclusive of purchase premiums or discounts, deferred loan fees and costs and the allowance for loan and lease losses (“Allowance”). Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Premiums on loans held for investment acquired though the Correspondent Lending channel are amortized into interest income on the level-yield method over the expected life of the loan.

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

See additional detail regarding the Company’s acquisition of Cornerstone Bancorp, Inc. under Footnote 2 “2016 Acquisition of Cornerstone Bancorp, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral less applicable estimated selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale or operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller-balance, homogeneous mortgage loan. The Bank’s estimated selling costs for its collateral-dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral-dependent loans whose repayment is based solely on the operations of the underlying collateral.

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

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•	Current year to date historical loss factor average
•	Rolling four quarter average
•	Rolling eight quarter average
•	Rolling twelve quarter average
•	Rolling sixteen quarter average
•	Rolling twenty quarter average
•	Rolling twenty-four quarter average
•	Rolling twenty-eight quarter average
•	Rolling thirty-two quarter average
•	Rolling thirty-six quarter average

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

Allowance for Loans Originated Through the Republic Processing Group

The RPG Allowance at December 31, 2017 and 2016 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% of the balances within two days of loan origination, and retains a 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers.

RCS’s short-term line-of-credit product represented 42% and 60% of the RCS held-for-investment loan portfolio at December 31, 2017 and 2016.   For this product, management conducts an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance. For RCS’s other products, the Allowance is estimated using a method similar to that employed for pooled loans collectively evaluated, as described above.

RPG’s TRS segment first offered its EA tax-credit product during the first two months of 2016 and again during the first two months of 2017 and 2018. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered. EAs are generally repaid within three weeks of origination. Provisions for loan losses on EAs are estimated when advances are made, with all provisions made in the first quarter of each year. No Allowance for EAs existed as of December 31, 2017 and 2016, as all EAs originated during the first two months of each year had either been paid off or charged-off within 81 days of origination.  The majority of EA charge-offs are recorded during the second quarter of each year.

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

Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s Credit Administration Department (“CAD”) reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g. residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million at December 31, 2017 and 2016 was not impaired and is properly recorded in the consolidated financial.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Off Balance Sheet Financial Instruments — Financial instruments include off-balance sheet credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering client collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees and are recorded at fair value.

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

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets (“DTAs”) and liabilities (“DTLs”). DTAs and DTLs are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces DTAs to the amount expected to be realized.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Retirement Plans — 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions.

Earnings Per Common Share — Basic earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential Class A common shares issuable under stock options. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

Comprehensive Income — Comprehensive income consists of net income and OCI. OCI includes, net of tax, unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges, which are also recognized as separate components of equity.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet included no required reserve balances at December 31, 2017 and 2016.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $3 million and $2 million as of December 31, 2017 and 2016.

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

Segment Information — Reportable segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in five reportable segments – Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Accounting Standards Updates (“ASUs”)

The following ASUs were issued prior to December 31, 2017 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

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

Because most financial instruments are outside the scope of this ASU, a substantial portion of the Company's revenues will not be impacted by this standard.  Furthermore, the Company believes that this new standard will have an immaterial impact on the timing of revenue recognition for any revenues within its scope.  However, the Company is currently reviewing its revenue contracts within the scope of this standard to understand further whether the Company is a "principal" or an "agent" for each good or service for which revenue is being earned.  If deemed a principal, the Company would be required to report certain contractual revenue sharing as noninterest expense that currently offsets or nets against noninterest income.  If considered an agent, the Company would continue to report applicable noninterest income net of contractual revenue sharing. Additionally, the Company does expect to take the following actions in association with the adoption of this ASU:  1) amend its accounting policies and procedures to assure proper revenue recognition in conformity with this ASU; and 2) update its revenue-recognition financial statement disclosures as required by this ASU.

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

			January 1, 2018	Permits early adoption to certain provisions. Allows full retrospective or modified retrospective approach.

The Company has updated its policies and procedures to report its financial instruments at exit price and to recognize changes in fair value of applicable equity investments in net income beginning in the first quarter of 2018.

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

As a result of this ASU, the Company expects a substantial, yet fully undetermined, increase in its allowance for credit losses. The Company currently utilizes a third-party software solution as its model to calculate its allowance for loan and lease losses. The Company has formed a committee to begin the process of transitioning to a current expected credit losses (“CECL”) methodology by the expected adoption date of January 1, 2020.  As part of this transition, the committee has analyzed the Company’s loan-level data and preliminarily concluded that no additional loan level segmentation beyond its current methodology segmentation would be warranted under CECL.  The Company is also currently analyzing the output from a “beta test” CECL model provided by its third-party software solution.

The following ASUs were adopted by the Company during the year ended December 31, 2017:

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

2.2016 ACQUISITION OF CORNERSTONE BANCORP, INC.

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

For the year ended December 31, 2016, the Company’s consolidated statements of income included approximately $1.2 million of acquisition-related noninterest expense associated with the Cornerstone acquisition.

3.INVESTMENT SECURITIES

Securities Available for Sale

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$309,042	$1	$(1,451)	$307,592
Private label mortgage backed security	3,065	1,384	—	4,449
Mortgage backed securities - residential	105,644	1,603	(873)	106,374
Collateralized mortgage obligations	87,867	371	(1,075)	87,163
Freddie Mac preferred stock	—	473	—	473
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Corporate bonds	15,001	124	—	15,125
Trust preferred security	3,493	107	—	3,600
Total securities available for sale	$526,612	$4,063	$(3,444)	$527,231

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$295,425	$226	$(1,107)	$294,544
Private label mortgage backed security	3,691	1,086	—	4,777
Mortgage backed securities - residential	71,197	2,027	(220)	73,004
Collateralized mortgage obligations	88,559	334	(1,239)	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Corporate bonds	15,004	154	—	15,158
Trust preferred security	3,449	—	(249)	3,200
Total securities available for sale	$479,825	$4,310	$(2,860)	$481,275

Securities Held to Maturity

The carrying value, gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2017 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$151	$10	$—	$161
Collateralized mortgage obligations	23,437	236	(17)	23,656
Corporate bonds	40,175	686	(3)	40,858
Obligations of state and political subdivisions	464	—	(6)	458
Total securities held to maturity	$64,227	$932	$(26)	$65,133

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2016 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$506	$—	$(2)	$504
Mortgage backed securities - residential	158	12	—	170
Collateralized mortgage obligations	27,142	250	(124)	27,268
Corporate bonds	25,058	312	(63)	25,307
Total securities held to maturity	$52,864	$574	$(189)	$53,249

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Securities Available for Sale

During 2017, the Bank recognized a gross loss of $136,000 on the sale of two securities available for sale. The tax benefit related to the Bank’s realized losses totaled $48,000 for the year ended December 31, 2017.

During 2016 and 2015, there were no sales of securities available for sale.

During 2015, the Bank recognized a gross gain of $88,000 on the call of one security available for sale. The tax provision related to the Bank’s realized gain totaled $31,000 for the year ended December 31, 2015.

Investment Securities by Contractual Maturity

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2017 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Carrying	Fair
December 31, 2017 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$174,964	$174,798	$—	$—
Due from one year to five years	139,079	137,804	10,570	10,595
Due from five years to ten years	10,000	10,115	30,069	30,721
Due beyond ten years	3,493	3,600	—	—
Private label mortgage backed security	3,065	4,449	—	—
Mortgage backed securities - residential	105,644	106,374	151	161
Collateralized mortgage obligations	87,867	87,163	23,437	23,656
Freddie Mac preferred stock	—	473	—	—
Community Reinvestment Act mutual fund	2,500	2,455	—	—
Total securities	$526,612	$527,231	$64,227	$65,133

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the Federal Reserve Board, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an OTTI charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to OCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of December 31, 2017, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $473,000.

Corporate Bonds

From 2013 to 2017, the Bank has invested in floating rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 9% and 8% of the Bank’s investment portfolio as of December 31, 2017 and 2016.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At December 31, 2017, with the exception of the $4.4 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Federal National Mortgage Association (“Fannie Mae” or “FNMA”). At December 31, 2017 and December 31, 2016, there were gross unrealized losses of $1.9 million and $1.5 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

Market Loss Analysis

Securities with unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$209,165	$(499)	$88,415	$(952)	$297,580	$(1,451)
Mortgage backed securities - residential	61,348	(617)	10,192	(256)	71,540	(873)
Collateralized mortgage obligations	30,963	(642)	18,603	(433)	49,566	(1,075)
Community Reinvestment Act mutual fund	2,455	(45)	—	—	2,455	(45)
Total securities available for sale	$303,931	$(1,803)	$117,210	$(1,641)	$421,141	$(3,444)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$138,002	$(1,107)	$—	$—	$138,002	$(1,107)
Mortgage backed securities - residential	9,427	(122)	4,211	(98)	13,638	(220)
Collateralized mortgage obligations	37,547	(690)	15,668	(549)	53,215	(1,239)
Community Reinvestment Act mutual fund	2,455	(45)	—	—	2,455	(45)
Trust preferred security	3,200	(249)	—	—	3,200	(249)
Total securities available for sale	$190,631	$(2,213)	$19,879	$(647)	$210,510	$(2,860)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
Collateralized mortgage obligations	$—	$—	$6,390	$(17)	$6,390	$(17)
Corporate bonds	4,997	(3)	—	—	4,997	$(3)
Obligations of state and political subdivisions	458	(6)	—	—	458	(6)
Total securities held to maturity	$5,455	$(9)	$6,390	$(17)	$11,845	$(26)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities held to maturity:
U.S. Treasury securities and U.S. Government agencies	$506	$(2)	$—	$—	$506	$(2)
Collateralized mortgage obligations	13,315	(124)	—	—	13,315	(124)
Corporate bonds	—	—	4,937	(63)	4,937	(63)
Total securities held to maturity	$13,821	$(126)	$4,937	$(63)	$18,758	$(189)

At December 31, 2017, the Bank’s portfolio consisted of 185 securities, 58 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.4 million at December 31, 2017. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 15 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$1,765	$1,765	$1,800
Recovery of losses previously recorded	—	—	(35)
Balance, end of period	$1,765	$1,765	$1,765

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $3.1 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2017	2016

Carrying amount	$262,679	$231,695
Fair value	262,902	231,891

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

Activity for consumer loans held for sale and carried at fair value was as follows:

Years Ended December 31, (in thousands)	2017	2016

Balance, beginning of period	$2,198	$—
Origination of consumer loans held for sale	59,467	45,274
Proceeds from the sale of consumer loans held for sale	(59,380)	(43,410)
Net gain on sale of consumer loans held for sale	392	334
Balance, end of period	$2,677	$2,198

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale its line-of-credit product, credit card product and its healthcare receivables product. The Bank sells 90% of the line-of-credit and credit card balances within two business days of loan origination or credit card transaction and retains a 10% interest. Healthcare receivables originated for sale are based on a predetermined pool subject to defined criteria. The line-of-credit product represents the substantial majority of activity in consumer loans held for sale carried at the lower of cost or fair value.  Any gains or losses on the sale of RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$1,310	$514	$—
Origination of consumer loans held for sale	603,704	334,792	137,551
Proceeds from the sale of consumer loans held for sale	(601,718)	(336,497)	(138,015)
Net gain on sale of consumer loans held for sale	5,255	2,501	978
Balance, end of period	$8,551	$1,310	$514

5.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Ending loan balances at December 31, 2017 and 2016 were as follows:

December 31, (in thousands)	2017	2016

Traditional Banking:
Residential real estate:
Owner occupied	$921,565	$1,000,148
Owner occupied - correspondent*	116,792	149,028
Nonowner occupied	205,081	156,605
Commercial real estate	1,207,293	1,060,496
Construction & land development	150,065	119,650
Commercial & industrial	341,692	259,026
Lease financing receivables	16,580	13,614
Home equity	347,655	341,285
Consumer:
Credit cards	16,078	13,414
Overdrafts	974	803
Automobile loans	65,650	52,579
Other consumer	20,501	19,744
Total Traditional Banking	3,409,926	3,186,392
Warehouse lines of credit*	525,572	585,439
Total Core Banking	3,935,498	3,771,831

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Commercial & industrial	11,648	6,695
Republic Credit Solutions	66,888	32,252
Total Republic Processing Group	78,536	38,947

Total loans**	4,014,034	3,810,778
Allowance for loan and lease losses	(42,769)	(32,920)

Total loans, net	$3,971,265	$3,777,858

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at December 31, 2017 and 2016:

December 31, (in thousands)	2017	2016

Contractually receivable	$4,014,673	$3,816,086
Unearned income(1)	(1,157)	(1,050)
Unamortized premiums(2)	1,069	1,838
Unaccreted discounts(3)	(4,643)	(9,397)
Net unamortized deferred origination fees and costs(4)	4,092	3,301
Carrying value of loans	$4,014,034	$3,810,778

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Loan Purchases

Primarily from its Warehouse clients, the Traditional Bank acquires single family, first lien mortgage loans that meet the Traditional Bank’s specifications through its Correspondent Lending channel. The volume of loans purchased through the Correspondent Lending channel may fluctuate from time to time based on several factors, including, but not limited to, borrower demand, other investment options and the Bank’s current and forecasted liquidity position. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Loans acquired through the Correspondent Lending channel generally reflect borrowers outside of the Bank’s historical market footprint, with 72% of loans acquired through this origination channel as of December 31, 2017, secured by collateral in the state of California.

In addition, the Bank has acquired in the past unsecured consumer installment loans for investment from a third-party originator. Such consumer loans were purchased at par and were selected by the Bank based on certain underwriting specifications.

The table below reflects the purchase activity of single family, first lien mortgage loans and unsecured consumer loans, by class, during 2017, 2016 and 2015.

Years Ended December 31, (in thousands)	2017	2016	2014
Residential real estate:
Owner occupied - correspondent*	$6,160	$47,446	$113,232
Consumer:
Other consumer*	—	4,422	4,284
Total purchased loans	$6,160	$51,868	$117,516

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

Management utilized the following criteria in determining which loans were classified as PCI loans for its May 17, 2016 Cornerstone acquisition:

•	Loans for which the Bank assigned a non-accretable discount
•	Loans classified as nonaccrual when acquired
•	Loans past due 90+ days when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans at December 31, 2017 and 2016:

December 31, (in thousands)	2017	2016

Contractually required principal	$5,435	$15,587
Non-accretable amount	(1,691)	(1,713)
Accretable amount	(140)	(3,600)
Carrying value of loans	$3,604	$10,274

The following table presents a rollforward of the accretable amount on all PCI loans for years ended December 31, 2017, 2016 and 2015:

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$(3,600)	$(4,125)	$(2,297)
Transfers between non-accretable and accretable*	(28)	(206)	(4,055)
Net accretion into interest income on loans, including loan fees	3,488	1,120	2,227
Generated from acquisition of Cornerstone Bancorp, Inc. (recasted)	—	(389)	—
Balance, end of period	$(140)	$(3,600)	$(4,125)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

•	For new and renewed commercial and industrial (“C&I”), commercial real estate (“CRE”) and construction and land development (“C&D”) loans, the Bank’s CAD assigns the credit quality grade to the loan.

•

Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CAD.

•

A senior officer meets monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are designed to give loan officers an opportunity to identify existing loans that should be downgraded.

•

Monthly, members of senior management along with managers of Commercial Lending, CAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all C&I and CRE, classified, and impaired loans and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and impaired retail residential real estate loans and all classified and impaired home equity loans. SAC also reviews the actions taken by management regarding credit-quality grades, foreclosure mitigation, loan extensions, troubled debt restructurings and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the Allowance analysis.

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

For all real estate and consumer loans, including small-dollar RGP loans, which do not meet the scope above, the Bank uses a grading system based on delinquency and nonaccrual status. Loans that are 90 days or more past due or on nonaccrual are graded Substandard. Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross-collateralized with a classified C&I or CRE loan.

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

The following tables include loans by risk category based on the Bank’s internal analysis performed:

December 31, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$18,054	$12,056	$—	$180	$1,658	$31,948
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	635	1,240	—	248	—	2,123
Commercial real estate	1,197,299	4,824	3,798	—	1,372	—	1,207,293
Construction & land development	149,332	—	733	—	—	—	150,065
Commercial & industrial	341,377	267	21	—	27	—	341,692
Lease financing receivables	16,580	—	—	—	—	—	16,580
Home equity	—	33	1,609	—	6	110	1,758
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	108	—	—	—	108
Other consumer	—	—	571	—	—	3	574
Total Traditional Banking	1,704,588	23,813	20,136	—	1,833	1,771	1,752,141
Warehouse lines of credit	525,572	—	—	—	—	—	525,572
Total Core Banking	2,230,160	23,813	20,136	—	1,833	1,771	2,277,713

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Commercial & industrial	11,648	—	—	—	—	—	11,648
Republic Credit Solutions	—	—	1,066	—	—	—	1,066
Total Republic Processing Group	11,648	—	1,066	—	—	—	12,714

Total rated loans	$2,241,808	$23,813	$21,202	$—	$1,833	$1,771	$2,290,427

December 31, 2016		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$21,344	$13,117	$—	$218	$2,267	$36,946
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	656	1,115	—	523	—	2,294
Commercial real estate	1,042,137	7,086	4,224	—	7,049	—	1,060,496
Construction & land development	118,769	90	791	—	—	—	119,650
Commercial & industrial	257,579	1,270	154	—	23	—	259,026
Lease financing receivables	13,614	—	—	—	—	—	13,614
Home equity	—	256	1,763	—	94	99	2,212
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—
Other consumer	—	—	166	—	1	—	167
Total Traditional Banking	1,432,099	30,702	21,330	—	7,908	2,366	1,494,405
Warehouse lines of credit	585,439	—	—	—	—	—	585,439
Total Core Banking	2,017,538	30,702	21,330	—	7,908	2,366	2,079,844

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Commercial & industrial	6,695	—	—	—	—	—	6,695
Republic Credit Solutions	—	—	82	—	—	—	82
Total Republic Processing Group	6,695	—	82	—	—	—	6,777

Total rated loans	$2,024,233	$30,702	$21,412	$—	$7,908	$2,366	$2,086,621

* The above tables exclude all non-classified or non-rated residential real estate, home equity and consumer loans at the respective period ends.

Subprime Lending

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $47 million and $50 million at December 31, 2017 and 2016. Approximately $12 million and $13 million of the outstanding Traditional Bank subprime loan portfolio at December 31, 2017 and 2016 were originated for Community Reinvestment Act (“CRA”) purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates both a short-term line-of-credit product and a credit card product. The Bank sells 90% of the balances maintained through these two products within two days of loan origination and retains a 10% interest. Both of these products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for these two portfolios totaled $33 million and $20 million at December 31, 2017 and 2016.

Allowance for Loan and Lease Losses

The following tables present the activity in the Allowance by portfolio class for the years ended December 31, 2017, 2016 and 2015:

	Allowance Rollforward
	Years Ended December 31,
	2017					2016
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$7,158	$(933)	$(300)	$257	$6,182	$8,301	$(1,148)	$(416)	$421	$7,158
Owner occupied - correspondent	373	(81)	—	—	292	623	(250)	—	—	373
Nonowner occupied	1,139	272	(30)	15	1,396	1,052	79	—	8	1,139
Commercial real estate	8,078	826	—	139	9,043	7,672	768	(514)	152	8,078
Construction & land development	1,850	508	—	6	2,364	1,303	513	(44)	78	1,850
Commercial & industrial	1,511	842	(189)	34	2,198	1,455	259	(330)	127	1,511
Lease financing receivables	136	38	—	—	174	89	47	—	—	136
Home equity	3,757	37	(222)	182	3,754	2,996	961	(351)	151	3,757
Consumer:
Credit cards	490	247	(168)	38	607	448	154	(164)	52	490
Overdrafts	675	1,031	(960)	228	974	351	898	(816)	242	675
Automobile loans	526	188	(30)	3	687	56	481	(12)	1	526
Other consumer	771	948	(884)	327	1,162	479	686	(735)	341	771
Total Traditional Banking	26,464	3,923	(2,783)	1,229	28,833	24,825	3,448	(3,382)	1,573	26,464
Warehouse lines of credit	1,464	(150)	—	—	1,314	967	497	—	—	1,464
Total Core Banking	27,928	3,773	(2,783)	1,229	30,147	25,792	3,945	(3,382)	1,573	27,928

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	6,789	(8,121)	1,332	—	—	3,048	(3,474)	426	—
Refund Anticipation Loans	—	(241)	—	241	—	—	(301)	—	301	—
Commercial & industrial	25	(13)	—	—	12	—	25	—	—	25
Republic Credit Solutions	4,967	17,396	(10,659)	906	12,610	1,699	7,776	(5,000)	492	4,967
Total Republic Processing Group	4,992	23,931	(18,780)	2,479	12,622	1,699	10,548	(8,474)	1,219	4,992

Total	$32,920	$27,704	$(21,563)	$3,708	$42,769	$27,491	$14,493	$(11,856)	$2,792	$32,920

	Allowance Rollforward
	Year Ended December 31, 2015
	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,565	$50	$(622)	$308	$8,301
Owner occupied - correspondent	567	56	—	—	623
Nonowner occupied	837	331	(126)	10	1,052
Commercial real estate	7,774	346	(546)	98	7,672
Construction & land development	926	377	—	—	1,303
Commercial & industrial	1,167	282	(56)	62	1,455
Lease financing receivables	25	64	—	—	89
Home equity	2,730	584	(466)	148	2,996
Consumer:
Credit cards	285	256	(146)	53	448
Overdrafts	382	255	(598)	312	351
Automobile loans	32	24	—	—	56
Other consumer	277	272	(441)	371	479
Total Traditional Banking	23,567	2,897	(3,001)	1,362	24,825
Warehouse lines of credit	799	168	—	—	967
Total Core Banking	24,366	3,065	(3,001)	1,362	25,792

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—
Refund Anticipation Loans	—	(279)	—	279	—
Commercial & industrial	—	—	—	—	—
Republic Credit Solutions	44	2,610	(971)	16	1,699
Total Republic Processing Group	44	2,331	(971)	295	1,699

Total	$24,410	$5,396	$(3,972)	$1,657	$27,491

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2017	2016

Loans on nonaccrual status*	$14,118	$15,892
Loans past due 90-days-or-more and still on accrual**	956	167
Total nonperforming loans	15,074	16,059
Other real estate owned	115	1,391
Total nonperforming assets	$15,189	$17,450

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.38%	0.42%
Nonperforming assets to total loans (including OREO)	0.38	0.46
Nonperforming assets to total assets	0.30	0.36

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.36%	0.42%
Nonperforming assets to total loans (including OREO)	0.36	0.46
Nonperforming assets to total assets	0.28	0.36

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2017	2016	2017	2016

Traditional Banking:
Residential real estate:
Owner occupied	$9,230	$10,955	$—	$—
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	257	852	—	—
Commercial real estate	3,247	2,725	—	—
Construction & land development	67	77	—	—
Commercial & industrial	—	154	—	—
Lease financing receivables	—	—	—	—
Home equity	1,217	1,069	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	68	—	—	—
Other consumer	32	60	19	85
Total Traditional Banking	14,118	15,892	19	85
Warehouse lines of credit	—	—	—	—
Total Core Banking	14,118	15,892	19	85

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Commercial & industrial	—	—	—	—
Republic Credit Solutions	—	—	937	82
Total Republic Processing Group	—	—	937	82

Total	$14,118	$15,892	$956	$167

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

The Bank considers the performance of the loan portfolio and its impact on the Allowance. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2017 and 2016:

	Residential Real Estate				Consumer
		Owner							Republic
December 31, 2017	Owner	Occupied -	Nonowner	Home	Credit		Automobile	Other	Credit
(in thousands)	Occupied	Correspondent	Occupied	Equity	Cards	Overdrafts	Loans	Consumer	Solutions

Performing	$912,335	$116,792	$204,824	$346,438	$16,078	$974	$65,582	$20,450	$65,951
Nonperforming	9,230	—	257	1,217	—	—	68	51	937

Total	$921,565	$116,792	$205,081	$347,655	$16,078	$974	$65,650	$20,501	$66,888

	Residential Real Estate				Consumer
		Owner							Republic
December 31, 2016	Owner	Occupied -	Nonowner	Home	Credit		Automobile	Other	Credit
(in thousands)	Occupied	Correspondent	Occupied	Equity	Cards	Overdrafts	Loans	Consumer	Solutions

Performing	$989,193	$149,028	$155,753	$340,216	$13,414	$803	$52,579	$19,599	$32,170
Nonperforming	10,955	—	852	1,069	—	—	—	145	82

Total	$1,000,148	$149,028	$156,605	$341,285	$13,414	$803	$52,579	$19,744	$32,252

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,559	$1,166	$1,057	$4,782	$916,783	$921,565
Owner occupied - correspondent	—	—	—	—	116,792	116,792
Nonowner occupied	47	—	99	146	204,935	205,081
Commercial real estate	398	—	1,329	1,727	1,205,566	1,207,293
Construction & land development	67	—	—	67	149,998	150,065
Commercial & industrial	15	—	—	15	341,677	341,692
Lease financing receivables	—	—	—	—	16,580	16,580
Home equity	723	50	448	1,221	346,434	347,655
Consumer:
Credit cards	34	40	—	74	16,004	16,078
Overdrafts	230	3	—	233	741	974
Automobile loans	36	—	24	60	65,590	65,650
Other consumer	93	21	21	135	20,366	20,501
Total Traditional Banking	4,202	1,280	2,978	8,460	3,401,466	3,409,926
Warehouse lines of credit	—	—	—	—	525,572	525,572
Total Core Banking	4,202	1,280	2,978	8,460	3,927,038	3,935,498

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	11,648	11,648
Republic Credit Solutions	3,631	1,073	937	5,641	61,247	66,888
Total Republic Processing Group	3,631	1,073	937	5,641	72,895	78,536

Total	$7,833	$2,353	$3,915	$14,101	$3,999,933	$4,014,034
Delinquency ratio***	0.20%	0.06%	0.10%	0.35%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2016	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,696	$337	$2,521	$4,554	$995,594	$1,000,148
Owner occupied - correspondent	—	—	—	—	149,028	149,028
Nonowner occupied	—	—	46	46	156,559	156,605
Commercial real estate	8	—	417	425	1,060,071	1,060,496
Construction & land development	—	—	—	—	119,650	119,650
Commercial & industrial	342	—	—	342	258,684	259,026
Lease financing receivables	—	—	—	—	13,614	13,614
Home equity	316	160	494	970	340,315	341,285
Consumer:
Credit cards	14	4	—	18	13,396	13,414
Overdrafts	159	1	1	161	642	803
Automobile loans	—	—	—	—	52,579	52,579
Other consumer	114	106	85	305	19,439	19,744
Total Traditional Banking	2,649	608	3,564	6,821	3,179,571	3,186,392
Warehouse lines of credit	—	—	—	—	585,439	585,439
Total Core Banking	2,649	608	3,564	6,821	3,765,010	3,771,831

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	6,695	6,695
Republic Credit Solutions	1,751	304	82	2,137	30,115	32,252
Total Republic Processing Group	1,751	304	82	2,137	36,810	38,947

Total	$4,400	$912	$3,646	$8,958	$3,801,820	$3,810,778
Delinquency ratio***	0.12%	0.02%	0.10%	0.24%

*All loans past due 90 days-or-more, excluding PCI loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

December 31, (in thousands)	2017	2016	2015

Loans with no allocated Allowance	$18,540	$21,416	$26,143
Loans with allocated Allowance	27,076	31,268	39,980
Total recorded investment in impaired loans	$45,616	$52,684	$66,123

Amount of the allocated Allowance	$4,685	$4,925	$5,427
Average of individually impaired loans during the year	47,361	56,981	74,482
Interest income recognized during impairment	1,392	1,466	1,882
Cash basis interest income recognized	—	—	—

Approximately $4 million and $4 million of impaired loans at December 31, 2017 and 2016 were PCI loans. Approximately $2 million and $3 million of impaired loans at December 31, 2017 and 2016 were formerly PCI loans which became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2017 and 2016:

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
December 31, 2017	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,361	$3,501	$320	$—	$6,182	$27,605	$892,122	$1,838	$—	$921,565
Owner occupied - correspondent	—	292	—	—	292	—	116,792	—	—	116,792
Nonowner occupied	4	1,390	2	—	1,396	1,814	203,019	248	—	205,081
Commercial real estate	407	8,588	48	—	9,043	9,185	1,196,736	1,369	3	1,207,293
Construction & land development	107	2,257	—	—	2,364	733	149,332	—	—	150,065
Commercial & industrial	288	1,910	—	—	2,198	308	341,357	—	27	341,692
Lease financing receivables	—	174	—	—	174	—	16,580	—	—	16,580
Home equity	425	3,218	111	—	3,754	1,609	345,930	115	1	347,655
Consumer:
Credit cards	—	607	—	—	607	—	16,078	—	—	16,078
Overdrafts	—	974	—	—	974	—	974	—	—	974
Automobile loans	32	655	—	—	687	108	65,542	—	—	65,650
Other consumer	528	631	3	—	1,162	552	19,946	3	—	20,501
Total Traditional Banking	4,152	24,197	484	—	28,833	41,914	3,364,408	3,573	31	3,409,926
Warehouse lines of credit	—	1,314	—	—	1,314	—	525,572	—	—	525,572
Total Core Banking	4,152	25,511	484	—	30,147	41,914	3,889,980	3,573	31	3,935,498

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	—	12	—	—	12	—	11,648	—	—	11,648
Republic Credit Solutions	49	12,561	—	—	12,610	129	66,759	—	—	66,888
Total Republic Processing Group	49	12,573	—	—	12,622	129	78,407	—	—	78,536
Total	$4,201	$38,084	$484	$—	$42,769	$42,043	$3,968,387	$3,573	$31	$4,014,034

	Allowance for Loan and Lease Losses					Loans
	Individually		PCI with	PCI without		Individually		PCI with	PCI without
December 31, 2016	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans

Traditional Banking:
Residential real estate:
Owner occupied	$3,203	$3,797	$158	$—	$7,158	$31,908	$965,755	$2,297	$188	$1,000,148
Owner occupied - correspondent	—	373	—	—	373	—	149,028	—	—	149,028
Nonowner occupied	65	1,067	7	—	1,139	1,601	154,481	268	255	156,605
Commercial real estate	532	7,501	45	—	8,078	11,769	1,041,678	1,164	5,885	1,060,496
Construction & land development	120	1,730	—	—	1,850	882	118,768	—	—	119,650
Commercial & industrial	227	1,284	—	—	1,511	686	258,317	—	23	259,026
Lease financing receivables	—	136	—	—	136	—	13,614	—	—	13,614
Home equity	433	3,225	99	—	3,757	1,929	339,163	99	94	341,285
Consumer:
Credit cards	—	490	—	—	490	—	13,414	—	—	13,414
Overdrafts	—	675	—	—	675	—	803	—	—	803
Automobile loans	—	526	—	—	526	—	52,579	—	—	52,579
Other consumer	36	735	—	—	771	81	19,662	—	1	19,744
Total Traditional Banking	4,616	21,539	309	—	26,464	48,856	3,127,262	3,828	6,446	3,186,392
Warehouse lines of credit	—	1,464	—	—	1,464	—	585,439	—	—	585,439
Total Core Banking	4,616	23,003	309	—	27,928	48,856	3,712,701	3,828	6,446	3,771,831

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	—	25	—	—	25	—	6,695	—	—	6,695
Republic Credit Solutions	—	4,967	—	—	4,967	—	32,252	—	—	32,252
Total Republic Processing Group	—	4,992	—	—	4,992	—	38,947	—	—	38,947
Total	$4,616	$27,995	$309	$—	$32,920	$48,856	$3,751,648	$3,828	$6,446	$3,810,778

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2017, 2016 and 2015. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

	As of			Twelve Months Ended
	December 31, 2017			December 31, 2017
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,664	$10,789	$—	$11,253	$179	$—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	1,784	1,704	—	1,526	86	—
Commercial real estate	5,504	4,430	—	4,863	71	—
Construction & land development	591	591	—	565	29	—
Commercial & industrial	20	20	—	116	4	—
Lease financing receivables	—	—	—	—	—	—
Home equity	1,071	981	—	1,205	11	—
Consumer	25	25	—	62	1	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	18,676	18,654	2,681	20,212	655	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	361	358	6	416	14	—
Commercial real estate	6,124	6,124	455	5,501	294	—
Construction & land development	142	142	107	209	3	—
Commercial & industrial	288	288	288	225	8	—
Lease financing receivables	—	—	—	—	—	—
Home equity	743	743	536	820	17	—
Consumer	767	767	612	388	20	—
Total impaired loans	$47,760	$45,616	$4,685	$47,361	$1,392	$—

	As of			Twelve Months Ended
	December 31, 2016			December 31, 2016
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$13,727	$12,629	$—	$13,219	$140	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,399	1,376	—	1,293	20	—
Commercial real estate	6,610	5,536	—	6,462	106	—
Construction & land development	476	476	—	476	20	—
Commercial & industrial	67	67	—	115	7	—
Lease financing receivables	—	—	—	—	—	—
Home equity	1,358	1,287	—	1,674	15	—
Consumer	45	45	—	70	—	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	21,595	21,576	3,361	22,867	782	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	491	493	73	799	24	—
Commercial real estate	7,397	7,397	577	8,592	292	—
Construction & land development	405	406	120	421	19	—
Commercial & industrial	619	619	227	621	1	—
Lease financing receivables	—	—	—	—	—	—
Home equity	742	741	532	331	39	—
Consumer	37	36	35	41	1	—
Total impaired loans	$54,968	$52,684	$4,925	$56,981	$1,466	$—

	As of			Twelve Months Ended
	December 31, 2015			December 31, 2015
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$14,287	$13,256	$—	$10,907	$100	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,978	1,928	—	2,234	31	—
Commercial real estate	7,406	6,743	—	9,653	170	—
Construction & land development	2,067	2,067	—	2,096	19	—
Commercial & industrial	18	18	—	1,682	3	—
Lease financing receivables	—	—	—	—	—	—
Home equity	2,263	2,087	—	2,222	23	—
Consumer	44	44	—	32	—	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	25,896	25,850	3,830	28,917	885	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,231	1,208	174	2,004	60	—
Commercial real estate	10,546	10,504	830	11,378	469	—
Construction & land development	650	650	159	664	36	—
Commercial & industrial	1,497	1,497	318	2,351	81	—
Lease financing receivables	—	—	—	—	—	—
Home equity	258	229	100	292	4	—
Consumer	42	42	16	50	1	—
Total impaired loans	$68,183	$66,123	$5,427	$74,482	$1,882	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2017 and 2016, $6 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	62	$4,926	183	$20,189	245	$25,115
Commercial real estate	2	1,366	14	6,499	16	7,865
Construction & land development	1	67	3	666	4	733
Commercial & industrial	—	—	2	287	2	287
Consumer	—	—	830	637	830	637
Total troubled debt restructurings	65	$6,359	1,032	$28,278	1,097	$34,637

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	79	$7,199	198	$21,554	277	$28,753
Commercial real estate	6	2,430	17	8,835	23	11,265
Construction & land development	1	77	4	804	5	881
Commercial & industrial	1	154	2	533	3	687
Total troubled debt restructurings	87	$9,860	221	$31,726	308	$41,586

 The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2017 and 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$5	1	$458	2	$463
Rate reduction	147	17,617	32	3,081	179	20,698
Principal deferral	13	1,436	2	121	15	1,557
Legal modification	21	1,118	28	1,279	49	2,397
Total residential TDRs	182	20,176	63	4,939	245	25,115

Commercial related and construction/land development loans:
Interest only payments	3	837	—	—	3	837
Rate reduction	7	3,185	1	79	8	3,264
Principal deferral	9	3,430	2	1,354	11	4,784
Total commercial TDRs	19	7,452	3	1,433	22	8,885

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total troubled debt restructurings	1,031	$28,265	66	$6,372	1,097	$34,637

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$155	1	$493	3	$648
Rate reduction	148	18,125	57	6,213	205	24,338
Principal deferral	7	616	7	306	14	922
Legal modification	17	806	38	2,039	55	2,845
Total residential TDRs	174	19,702	103	9,051	277	28,753

Commercial related and construction/land development loans:
Interest only payments	5	2,666	1	413	6	3,079
Rate reduction	8	4,769	2	228	10	4,997
Principal deferral	10	2,737	5	2,020	15	4,757
Total commercial TDRs	23	10,172	8	2,661	31	12,833
Total troubled debt restructurings	197	$29,874	111	$11,712	308	$41,586

As of December 31, 2017 and 2016, 82% and 72% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $4 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2017 and 2016. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2017 and 2016.

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2017, 2016 and 2015 that were modified during the years ended December 31, 2017, 2016 and 2015 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	219	—	—	1	219
Principal deferral	4	1,013	—	—	4	1,013
Legal modification	6	351	2	197	8	548
Total residential TDRs	11	1,583	2	197	13	1,780

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	2	266	—	—	2	266
Total commercial TDRs	2	266	—	—	2	266

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total troubled debt restructurings	843	$2,486	2	$197	845	$2,683

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2016 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$146	—	$—	1	$146
Rate reduction	6	566	3	149	9	715
Principal deferral	—	—	—	—	—	—
Legal modification	4	319	7	741	11	1,060
Total residential TDRs	11	1,031	10	890	21	1,921

Commercial related and construction/land development loans:
Interest only payments	2	1,718	—	—	2	1,718
Rate reduction	2	749	1	135	3	884
Principal deferral	1	465	1	1,429	2	1,894
Total commercial TDRs	5	2,932	2	1,564	7	4,496
Total troubled debt restructurings	16	$3,963	12	$2,454	28	$6,417

The tables above are inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2015 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$617	—	$—	1	$617
Rate reduction	17	2,148	5	519	22	2,667
Principal deferral	—	—	2	43	2	43
Legal modification	3	153	4	162	7	315
Total residential TDRs	21	2,918	11	724	32	3,642

Commercial related and construction/land development loans:
Interest only payments	3	465	—	—	3	465
Rate reduction	1	815	—	—	1	815
Principal deferral	4	716	4	1,898	8	2,614
Legal modification	—	—	—	—	—	—
Total commercial TDRs	8	1,996	4	1,898	12	3,894
Total troubled debt restructurings	29	$4,914	15	$2,622	44	$7,536

The table above is inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

As of December 31, 2017, 2016 and 2015, 93%, 62% and 65% of the Bank’s TDRs that occurred during the years ended December 31, 2017, 2016 and 2015 were performing according to their modified terms. The Bank provided approximately $885,000, $377,000 and $300,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during 2017, 2016 and 2015.

There was no significant change between the pre and post modification loan balances at December 31, 2017, 2016 and 2015.

The following tables present loans by class modified as troubled debt restructurings within the previous 12 months of December 31, 2017, 2016 and 2015 and for which there was a payment default during 2017, 2016 and 2015:

	2017		2016		2015
	Number of	Recorded	Number of	Recorded	Number of	Recorded
Years Ended December 31, (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$197	5	$498	12	$724
Commercial real estate	—	—	—	—	2	1,704
Construction & land development	—	—	1	86	—	—
Commercial & industrial	—	—	—	—	1	194
Home equity	—	—	1	286	—	—
Consumer	823	129	—	—	—	—

Total	825	$326	7	$870	15	$2,622

Foreclosures

The following table presents the carrying amount of foreclosed properties held at December 31, 2017 and 2016 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2017	2016

Residential real estate	$115	$1,391

Total other real estate owned	$115	$1,391

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2017 and 2016:

December 31, (in thousands)	2017	2016

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,392	$1,677

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2017 and 2016.  The Company based its estimated provision for loan losses of EAs on current year EA delinquency information and prior year IRS funding patterns of federal tax refunds subsequent to the first quarter.  At December 31, 2017 and 2016, all EAs originated had been either charged-off or collected.

Information regarding EAs follows:

Years Ended December 31, (dollars in thousands)	2017	2016

Easy Advances originated	$328,519	$123,230
Net Charge to the Provision for Easy Advances	6,789	3,048
Provision to total Easy Advances originated	2.07%	2.47%
Easy Advances net charge-offs (recoveries)	$6,789	$3,048
Easy Advances net charge-offs to total Easy Advances originated	2.07%	2.47%

6.PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2017	2016

Land	$4,185	$5,100
Buildings and improvements	34,513	34,676
Furniture, fixtures and equipment	40,550	38,911
Leasehold improvements	18,760	17,246
Construction in progress	—	—
Total premises and equipment	98,008	95,933
Less: Accumulated depreciation and amortization	55,420	55,471
Premises and equipment, net	$42,588	$40,462

The Company held four former banking centers for sale as of December 31, 2017. The Company closed its Hudson, Florida banking center in January 2015 and has held the property for sale since closing.  Additionally, the Company obtained two Florida-based, former banking centers in its May 17, 2016 Cornerstone acquisition. Finally, the Company intends to begin marketing its Port Richey, Florida banking center during 2018. The Company carried all four former banking centers at a value of $3 million, inclusive of accumulated depreciation, at December 31, 2017.

In 2015, the Company sold its banking center in Elizabethtown, Kentucky and recognized a $28,000 gain on the transaction. The premises of the banking center were carried at approximately $1 million, which equated to the total cost of the premises less accumulated depreciation.

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Depreciation expense	$8,472	$7,304	$6,610

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Beginning of period	$16,300	$10,168	$10,168
Acquired goodwill	—	6,132	—
Impairment	—	—	—
End of period	$16,300	$16,300	$10,168

The goodwill balance relates entirely to the Company’s Traditional Banking operations.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2017 and 2016, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test as of December 31, 2017, 2016 and 2015.

The Company recorded a $1 million core deposit intangible (“CDI”) asset in association with its May 17, 2016 Cornerstone acquisition. For the years ending December 31, 2017, 2016 and 2015, aggregate CDI amortization expense was immaterial to the Company’s financial statements.

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

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2017 and 2016:

					December 31, 2017		December 31, 2016
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(60)	$(25)	$(186)	$(121)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(31)	(48)	(207)	(135)
	$20,000				$(91)	$(73)	$(393)	$(256)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2017, 2016 and 2015:

Years Ended December 31, (in thousands)	2017	2016	2015

Interest rate swap on money market deposits	$109	$168	$198
Interest rate swap on FHLB advance	110	164	204
Total interest expense on swap transactions	$219	$332	$402

The following table presents the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the years ended December 31, 2017, 2016 and 2015:

Years Ended December 31, (in thousands)	2017	2016	2015

Gains (losses) recognized in OCI on derivative (effective portion)	$83	$(125)	$(514)

Losses reclassified from OCI on derivative (effective portion)	(219)	(332)	(402)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—

The estimated net amount of the existing losses that are reported in accumulated OCI at December 31, 2017 that is expected to be reclassified into earnings within the next 12 months is $89,000.

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2017 and 2016 is included in the following table:

		2017		2016
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$61,419	$84	$31,553	$156
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	61,419	(84)	31,553	(55)
Total		$122,838	$—	$63,106	$101

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.5 million and $1.8 million at December 31, 2017 and 2016.

9.DEPOSITS

Ending deposit balances at December 31, 2017 and 2016 were as follows:

December 31, (in thousands)	2017	2016

Core Bank:
Demand	$944,812	$872,709
Money market accounts	546,998	541,622
Brokered money market accounts	373,242	360,597
Savings	182,800	164,410
Individual retirement accounts*	47,982	42,642
Time deposits, $250 and over*	77,891	37,200
Other certificates of deposit*	189,661	140,894
Brokered certificates of deposit*	46,089	28,666
Total Core Bank interest-bearing deposits	2,409,475	2,188,740
Total Core Bank noninterest-bearing deposits	988,537	943,459
Total Core Bank deposits	3,398,012	3,132,199

Republic Processing Group ("RPG"):
Money market accounts	1,641	—
Total RPG interest-bearing deposits	1,641	—

Brokered prepaid card deposits	1,509	15
Other noninterest-bearing deposits	31,996	28,478
Total RPG noninterest-bearing deposits	33,505	28,493
Total RPG deposits	35,146	28,493

Total deposits	$3,433,158	$3,160,692

*Represents a time deposit.

The following table summarizes deposits acquired in the Company’s May 17, 2016 Cornerstone acquisition, finalized as of October 1, 2016:

	May 17, 2016
(in thousands)	Contractual Principal	Fair Value Adjustment	Acquisition-Day Fair Value

Demand	$59,507	$—	$59,507
Money market accounts	53,773	—	53,773
Savings	12,352	—	12,352
Individual retirement accounts*	3,897	13	3,910
Time deposits, $250 and over*	3,385	12	3,397
Other certificates of deposit*	19,343	67	19,410

Total interest-bearing deposits	152,257	92	152,349
Total noninterest-bearing deposits	52,908	—	52,908

Total deposits	$205,165	$92	$205,257

*Represents a time deposit.

Time deposits at or above the FDIC insured limit of $250,000 are presented in the table below:

December 31, (in thousands)	2017	2016

Time deposits of $250 or more	$77,891	$37,200

At December 31, 2017, the scheduled maturities and weighted average rate of all time deposits, including brokered certificates of deposit, were as follows:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2018	$174,355	0.89%
2019	53,714	1.53
2020	78,119	1.88
2021	18,059	1.60
2022	37,376	2.16
Thereafter	—	—
Total	$361,623	1.36

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

At December 31, 2017 and 2016, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2017	2016

Outstanding balance at end of period	$204,021	$173,473
Weighted average interest rate at end of period	0.31%	0.05%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$71,824	$116,025
Mortgage backed securities - residential	83,452	45,894
Collateralized mortgage obligations	84,693	41,155
Total securities pledged	$239,969	$203,074

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2017, 2016 and 2015 follows:

December 31, (dollars in thousands)	2017	2016	2015

Average outstanding balance during the period	$219,515	$280,296	$379,477
Average interest rate during the period	0.23%	0.02%	0.02%
Maximum outstanding at any month end during the period	$293,944	$367,373	$442,981

11.FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2017 and 2016, FHLB advances were as follows:

December 31, (dollars in thousands)	2017	2016

Overnight advances	$330,000	$285,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14% due in December 2018	10,000	10,000
Fixed interest rate advances	397,500	457,500
Putable fixed interest rate advances	—	50,000
Total FHLB advances	$737,500	$802,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. The Company incurred an $846,000 prepayment penalty on the payoff of $50 million in FHLB advances during 2016, with no similar penalty incurred in 2017 or 2015.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2017 and 2016, Republic had available borrowing capacity of $347 million and $378 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $150 million available through various other financial institutions as of December 31, 2017 and 2016.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2018 (Overnight)	$330,000	1.42%
2018 (Term)	127,500	1.55
2019	100,000	1.80
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	10,000	2.14
Thereafter	—	—
Total	$737,500	1.61

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2017	2016

Outstanding balance at end of period	$330,000	$285,000
Weighted average interest rate at end of period	1.42%	0.64%

Years Ended December 31, (dollars in thousands)	2017	2016	2015

Average outstanding balance during the period	$141,918	$91,087	$63,327
Average interest rate during the period	1.09%	0.43%	0.17%
Maximum outstanding at any month end during the period	$625,000	$495,000	$387,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2017	2016

First lien, single family residential real estate	$1,123,402	$1,172,161
Home equity lines of credit	320,649	300,681
Multi-family commercial real estate	—	14,913

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

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to LIBOR + 1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2018, and carried the note at a cost of LIBOR + 1.42% at December 31, 2017.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2017	2016

Unused warehouse lines of credit	$525,328	$453,110
Unused home equity lines of credit	367,887	341,434
Unused loan commitments - other	598,002	560,629
Commitments to purchase loans*	—	3,176
Standby letters of credit	12,643	15,568
FHLB letter of credit	10,000	—
Total commitments	$1,513,860	$1,373,917

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2017, the Bank could, without prior approval, declare dividends of approximately $74 million.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum Risk-Based Capital requirements. The capital conservation buffer phases in over time based on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019. The capital ratios for capital adequacy and “well capitalized” do not include considerations of the capital conservation buffer.

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017

Total capital to risk weighted assets
Republic Bancorp, Inc.	$694,369	16.04%	$346,215	8.00%	NA	NA
Republic Bank & Trust Company	591,592	13.69	345,589	8.00	$431,987	10.00%

Common equity tier 1 capital to risk weighted assets
Republic Bancorp, Inc.	612,315	14.15	194,746	4.50	NA	NA
Republic Bank & Trust Company	548,823	12.70	194,394	4.50	280,791	6.50

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	651,600	15.06	259,662	6.00	NA	NA
Republic Bank & Trust Company	548,823	12.70	259,192	6.00	345,589	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	651,600	13.21	197,309	4.00	NA	NA
Republic Bank & Trust Company	548,823	11.15	196,961	4.00	246,201	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016

Total capital to risk weighted assets
Republic Bancorp, Inc.	$655,908	16.37%	$320,540	8.00%	NA	NA
Republic Bank & Trust Company	553,905	13.86	319,785	8.00	$399,731	10.00%

Common equity tier 1 capital to risk weighted assets
Republic Bancorp, Inc.	584,530	14.59	180,304	4.50	NA	NA
Republic Bank & Trust Company	520,985	13.03	179,879	4.50	259,825	6.50

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	622,988	15.55	240,405	6.00	NA	NA
Republic Bank & Trust Company	520,985	13.03	239,839	6.00	319,785	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	622,988	13.54	184,087	4.00	NA	NA
Republic Bank & Trust Company	520,985	11.34	183,698	4.00	229,622	5.00

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value at December 31, 2017. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Premises carried at fair value: Premises and equipment are accounted for at the lower of cost less accumulated depreciation or fair value less estimated costs to sell. The fair value of Bank premises are commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at December 31, 2017 and 2016.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$307,592	$—	$307,592
Private label mortgage backed security	—	—	4,449	4,449
Mortgage backed securities - residential	—	106,374	—	106,374
Collateralized mortgage obligations	—	87,163	—	87,163
Freddie Mac preferred stock	—	473	—	473
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Corporate bonds	—	15,125	—	15,125
Trust preferred security	—	—	3,600	3,600
Total securities available for sale	$2,455	$516,727	$8,049	$527,231

Mortgage loans held for sale	$—	$5,761	$—	$5,761
Consumer loans held for sale	—	—	2,677	2,677
Rate lock loan commitments	—	310	—	310
Interest rate swap agreements	—	312	—	312

Financial liabilities:
Mandatory forward contracts	$—	$9	$—	$9
Interest rate swap agreements	—	403	—	403

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$294,544	$—	$294,544
Private label mortgage backed security	—	—	4,777	4,777
Mortgage backed securities - residential	—	73,004	—	73,004
Collateralized mortgage obligations	—	87,654	—	87,654
Freddie Mac preferred stock	—	483	—	483
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Corporate bonds	—	15,158	—	15,158
Trust preferred security	—	—	3,200	3,200
Total securities available for sale	$2,455	$470,843	$7,977	$481,275

Mortgage loans held for sale	$—	$11,662	$—	$11,662
Consumer loans held for sale	—	—	2,198	2,198
Rate lock loan commitments	—	299	—	299
Mandatory forward contracts	—	204	—	204
Interest rate swap agreements	—	305	—	305

Financial liabilities:
Interest rate swap agreements	$—	$597	$—	597

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2017 and 2016.

The following table presents a reconciliation of the Bank’s Private Label Mortgage Backed Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2017, 2016 and 2015:

Private Label Mortgage Backed Security

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$4,777	$5,132	$5,250
Total gains or losses included in earnings:
Net change in unrealized gain	298	(9)	(125)
Recovery of actual losses previously recorded	—	—	35
Principal paydowns	(626)	(346)	(28)
Balance, end of period	$4,449	$4,777	$5,132

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

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2017 and 2016:

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,449	Discounted cash flow	(1) Constant prepayment rate	3.5% - 6.5%

			(2) Probability of default	1.8% - 8.0%

			(3) Loss severity	60% - 85%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,777	Discounted cash flow	(1) Constant prepayment rate	2.0% - 6.5%

			(2) Probability of default	3.0% - 9.0%

			(3) Loss severity	60% - 90%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2017, 2016 and 2015:

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$3,200	$3,405	$—
Total gains or losses included in earnings:
Discount accretion	44	44	—
Net change in unrealized loss	356	(249)	—
Purchases	—	—	3,405
Balance, end of period	$3,600	$3,200	$3,405

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2017	2016

Aggregate fair value	$5,761	$11,662
Contractual balance	5,668	11,568
Unrealized gain	93	94

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2017, 2016 and 2015 are presented in the following table:

Years Ended December 31, (in thousands)	2017	2016	2015

Interest income	$346	$200	$219
Change in fair value	(1)	4	(33)
Total included in earnings	$345	$204	$186

Consumer Loans Held for Sale

During the first quarter of 2016, RCS initiated a short-term installment loan program and elected to carry all loans originated through this program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2017 and 2016.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016 is included in Footnote 4 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for short-term installment loans as of December 31, 2017 and 2016:

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,677	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

	Fair	Valuation
December 31, 2016 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,198	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of December 31, 2017 and 2016, the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, was as follows:

December 31, (in thousands)	2017	2016

Aggregate fair value	$2,677	$2,198
Contractual balance	2,535	2,084
Unrealized gain	142	114

The total amount of net gains from changes in fair value included in earnings for the years ended December 31, 2017 and 2016 for consumer loans held for sale, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2017	2016

Interest income	$962	$700
Change in fair value	29	114
Total included in earnings	$991	$814

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,107	$4,107
Nonowner occupied	—	—	237	237
Commercial real estate	—	—	1,366	1,366
Home equity	—	—	393	393
Total impaired loans*	$—	$—	$6,103	$6,103

Other real estate owned:
Residential real estate	$—	$—	$83	$83
Total other real estate owned	$—	$—	$83	$83

Premises	$—	$—	$3,017	$3,017

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,787	$4,787
Nonowner occupied	—	—	8	8
Commercial real estate	—	—	2,643	2,643
Home equity	—	—	426	426
Total impaired loans*	$—	$—	$7,864	$7,864

Other real estate owned:
Residential real estate	$—	$—	$400	$400
Total other real estate owned	$—	$—	$400	$400

Premises	$—	$—	$2,407	$2,407

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and 2016:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 54% (10%)

Impaired loans - residential real estate nonowner occupied	$237	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 8% (5%)

Impaired loans - commercial real estate	$79	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,287	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$393	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 23% (15%)

Other real estate owned - residential real estate	$83	Sales comparison approach	Adjustments determined for differences between comparable sales	86% (86%)

Premises	$3,017	Sales comparison approach	Adjustments determined for differences between comparable sales	4% - 67% (21%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2016 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,787	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 53% (6%)

Impaired loans - residential real estate nonowner occupied	$8	Sales comparison approach	Adjustments determined for differences between comparable sales	0% (0%)

Impaired loans - commercial real estate	$1,214	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 49% (30%)

Impaired loans - commercial real estate	$1,429	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$426	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (16%)

Other real estate owned - residential real estate	$400	Sales comparison approach	Adjustments determined for differences between comparable sales	17% (17%)

Premises	$2,407	Sales comparison approach	Adjustments determined for differences between comparable sales	6% - 50% (22%)

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

Impaired collateral-dependent loans are as follows:

December 31, (in thousands)	2017	2016

Carrying amount of loans measured at fair value	$5,358	$6,963
Estimated selling costs considered in carrying amount	752	936
Valuation allowance	(7)	(35)
Total fair value	$6,103	$7,864

Years Ended December 31, (in thousands)	2017	2016	2015

Provisions on collateral-dependent, impaired loans	$169	$552	$88

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2017	2016	2015

Other real estate owned carried at fair value	$83	$400	$870
Other real estate owned carried at cost	32	991	350
Total carrying value of other real estate owned	$115	$1,391	$1,220
Other real estate owned write-downs during the years ended	$155	$270	$1,257

Premises

The Company’s Traditional Banking segment classified four of its former banking centers as held for sale as of December 31, 2017, with three of these former banking centers classified as held for sale as of December 31, 2016. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to these properties were as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Impairment charges on premises and equipment	$1,175	$191	$132

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 and 2016 are as follows:

		Fair Value Measurements at
		December 31, 2017:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$299,351	$299,351	$—	$—	$299,351
Securities available for sale	527,231	2,455	516,727	8,049	527,231
Securities held to maturity	64,227	—	65,133	—	65,133
Mortgage loans held for sale, at fair value	5,761	—	5,761	—	5,761
Consumer loans held for sale, at fair value	2,677	—	—	2,677	2,677
Consumer loans held for sale, at the lower of cost or fair value	8,551	—	8,551	—	8,551
Loans, net	3,971,265	—	—	3,938,998	3,938,998
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	12,082	—	12,082	—	12,082

Liabilities:
Noninterest-bearing deposits	$1,022,042	—	$1,022,042	—	$1,022,042
Transaction deposits	2,049,493	—	2,049,493	—	2,049,493
Time deposits	361,623	—	358,627	—	358,627
Securities sold under agreements to repurchase and other short-term borrowings	204,021	—	204,021	—	204,021
Federal Home Loan Bank advances	737,500	—	730,712	—	730,712
Subordinated note	41,240	—	31,763	—	31,763
Accrued interest payable	1,100	—	1,100	—	1,100

NA - Not applicable

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

16.MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$11,662	$4,083	$6,388
Origination of mortgage loans held for sale	160,091	216,812	160,989
Transferred from held for investment to held for sale	—	71,201	—
Proceeds from the sale of mortgage loans held for sale	(169,969)	(287,090)	(167,209)
Net gain on sale of mortgage loans held for sale	3,977	6,656	3,915
Balance, end of period	$5,761	$11,662	$4,083

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily FHLMC, totaling $969 million and $971 million at December 31, 2017 and 2016. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $9 million and $7 million at December 31, 2017 and 2016.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2017	2016	2015

Net gain realized on sale of mortgage loans held for sale	$4,180	$5,478	$3,882
Net gain realized on sale of mortgage loans transferred from held for investment to held for sale	—	1,129	—
Net change in fair value recognized on loans held for sale	(1)	4	(33)
Net change in fair value recognized on rate lock loan commitments	11	(8)	57
Net change in fair value recognized on forward contracts	(213)	53	9
Net gain recognized	3,977	6,656	3,915

Loan servicing income	2,169	1,983	1,896
Amortization of mortgage servicing rights	(1,504)	(1,757)	(1,400)
Net servicing income recognized	665	226	496
Total Mortgage Banking income	$4,642	$6,882	$4,411

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$5,180	$4,912	$4,813
Additions	1,368	2,025	1,499
Amortized to expense	(1,504)	(1,757)	(1,400)
Balance, end of period	$5,044	$5,180	$4,912

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the years ended December 31, 2017, 2016 and 2015.

Other information relating to mortgage servicing rights follows:

December 31, (dollars in thousands)	2017	2016

Fair value of mortgage servicing rights portfolio	$7,984	$7,478
Monthly weighted average prepayment rate of unpaid principal balance*	200%	158%
Discount rate	10.00%	13%
Weighted average default rate	3.75%	1.50%
Weighted average life in years	5.49	6.75

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2018	$1,034
2019	1,005
2020	970
2021	901
2022	591
2023	529
2024	14
Total	$5,044

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2017		2016
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$5,668	$5,761	$11,568	$11,662

Included in other assets:
Rate lock loan commitments	$14,696	$310	$19,521	$299
Mandatory forward contracts	—	—	25,618	204

Included in other liabilities:
Mandatory forward contracts	$17,159	$9	$—	$—

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2017	2016	2015

Risk-free interest rate	2.07%	1.43%	1.54%
Expected dividend yield	2.41%	3.16%	3.06%
Expected stock price volatility	20.36%	20.17%	22.66%
Expected life of options (in years)	5	5	5
Estimated fair value per share	$5.46	$3.27	$3.58

The following table summarizes stock option activity from January 1, 2016 through December 31, 2017:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2016	323,400	$24.40
Granted	5,000	26.43
Exercised	(4,000)	20.12
Forfeited or expired	(11,800)	24.47
Outstanding, December 31, 2016	312,600	$24.49	3.77	$4,705,807

Outstanding, January 1, 2017	312,600	$24.49
Granted	4,500	35.54
Exercised	(3,500)	19.63
Forfeited or expired	(18,600)	24.99
Outstanding, December 31, 2017	295,000	$24.68	2.86	$3,935,010

Fully vested and unvested	295,000	$24.68	2.86	$3,935,010
Exercisable (vested) at December 31, 2017	—	$—	—	$—

Information related to the stock options during each year follows:

Years Ended December 31, (in thousands, except per share data)	2017	2016	2015

Intrinsic value of options exercised	$71	$18	$581
Cash received from options exercised, net of shares redeemed	68	80	1,136
Weighted-average fair value per share of options granted	5.46	3.27	3.58

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2017	2016

Outstanding loans	$136	$371

Restricted Stock Awards

Restricted stock awards generally vest five to six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock activity from January 1, 2016 through December 31, 2017:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	79,000	$20.02
Granted	—	—
Forfeited	(2,000)	19.85
Earned and issued	—	—
Outstanding, December 31, 2016	77,000	$20.02

Outstanding, January 1, 2017	77,000	$20.02
Granted	7,413	35.77
Forfeited	(750)	19.85
Earned and issued	(42,053)	21.66
Outstanding, December 31, 2017	41,610	$21.18

Unvested	41,610	$21.18

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

Performance Stock Units

The Company first granted performance stock units (“PSUs”) under the 2015 Plan in January 2016. Shares of stock underlying the PSUs may be earned over a four-year performance period commencing on January 1, 2017 and ending on December 31, 2020 as follows:

•

If the Company achieves a Return on Average Assets (“ROAA”), as defined in the award agreement, of 1.25% for a calendar year in the performance period, then between March 1st and March 15th of the following year, provided that the recipient is still employed in good standing on the payment date, the Company will issue shares of fully vested stock to the participant equal to 50% of the number of the PSUs initially granted to the participant; and

•

If the ROAA of 1.25% is met again at the end of another calendar year during the remaining term of the performance period, the Company will similarly issue fully vested stock in an amount equal to the remaining 50% of the initial PSUs granted to the participant.

The following table summarizes PSU activity from January 1, 2016 through December 31, 2017:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2016	—	$—
Granted	55,000	23.13
Forfeited	—	—
Earned and issued	—	—
Outstanding, December 31, 2016	55,000	$23.13

Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	(6,500)	23.48
Earned and issued	—	—
Outstanding, December 31, 2017	48,500	$23.08

Unvested	48,500	$23.08

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2017, 2016 and 2015 as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Stock option expense	$227	$248	$169
Restricted stock award expense	424	258	253
Performance stock unit expense	491	524	—
Total expense	$1,142	$1,030	$422

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under stock incentive plans are estimated as follows:

	Stock	Restricted	Performance
Year Ended (in thousands)	Options	Stock Awards	Stock Units	Total

2018	$243	$183	$215	$641
2019	139	—	—	139
2020	35	—	—	35
2021	5	—	—	5
2022	—	—	—	—
2023	—	—	—	—
Total	$422	$183	$215	$820

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2017		2016		2015
		Weighted		Weighted		Weighted
	Shares	Average Market	Shares	Average Market	Shares	Average Market
	Deferred	Price at Date of	Deferred	Price at Date of	Deferred	Price at Date of
Years ended December 31,	Class A	Deferral	Class A	Deferral	Class A	Deferral

Balance, beginning of period	64,155	$22.94	62,253	$22.12	58,604	$21.56
Awarded	5,199	36.81	6,208	29.99	8,586	25.24
Released	(5,456)	22.84	(4,306)	21.13	(4,937)	21.00
Balance, end of period	63,898	$24.08	64,155	$22.94	62,253	$22.12

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Director deferred compensation expense	$191	$170	$223

18.BENEFIT PLANS

401 (k) Plan

Republic maintains a 401(k) plan for eligible employees.  All eligible employees are automatically enrolled at 6% of their eligible compensation within 30-days of their date of hire, unless the eligible employee elects to enroll sooner. Participants in the plan have the option to contribute from 1% to 75% of their annual eligible compensation, up to the maximum allowed by the Internal Revenue Service (“IRS”). The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic may also contribute discretionary matching contributions in addition to the aforementioned matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Employer matching contributions	$2,190	$1,789	$1,517
Discretionary employer bonus matching contributions	335	583	—

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a Supplemental Executive Retirement Plan (“SERP”).  The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits on a monthly basis. The SERP liability was approximately $2 million and $2 million at December 31, 2017 and 2016. Expense under the SERP was $93,000 and $81,000 for the years ended December 31, 2017 and 2016.

19.INCOME TAXES

On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act (“TCJA”).  The TCJA, among other things, reduces the federal corporate tax rate from 35% to 21%, effective January 1, 2018.  As a result of the reduced tax rate, the Company incurred a charge of $6.3 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA.  With the exception of deferred taxes related to depreciation on a portion of its property and equipment, the Company has materially completed its accounting for the tax effects upon enactment of the TCJA. Regarding its deferred taxes related to depreciation, the Company awaits the completion of a cost segregation study.  For the year ended December 31, 2017, the Company did not have the necessary information available, analyzed or prepared to make a reasonable estimate of the impact of the cost segregation study on its deferred taxes related to depreciation. The cost segregation study is scheduled to be completed in the latter half of 2018, prior to the Company’s filing of its 2017 income tax returns.  The cost segregation study is expected to provide the Company with the necessary information to complete the accounting for the deferred taxes related to depreciation.

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Current expense:
Federal	$26,983	$24,295	$18,108
State	486	465	1,125

Deferred expense:
Impact of TCJA	6,326	—	—
Federal - other	(965)	(1,753)	(1,262)
State	(76)	53	107
Total	$32,754	$23,060	$18,078

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2017	2016	2015

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
Enactment of TCJA	8.07	—	—
State taxes, net of federal benefit	0.34	0.49	1.50
General business tax credits	—	(0.33)	(0.43)
Nontaxable income	(1.90)	(2.12)	(2.68)
Other, net	0.28	0.39	0.56
Effective tax rate	41.79	33.43	33.95

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2017	2016

Deferred tax assets:
Allowance for loan and lease losses	$9,057	$10,824
Accrued expenses	3,009	5,733
Net operating loss carryforward(1)	3,934	5,417
Other-than-temporary impairment	462	746
Partnership losses	156	879
OREO writedowns	17	19
Fair value of cash flow hedges	19	138
Acquisition fair value adjustments	748	1,379
Other	1,620	2,237
Total deferred tax assets	19,022	27,372

Deferred tax liabilities:
Unrealized investment securities gains	(130)	(508)
Federal Home Loan Bank dividends	(2,659)	(4,296)
Deferred loan fees	(7)	(162)
Mortgage servicing rights	(1,127)	(1,870)
Bargain purchase gain	(599)	(1,436)
New market tax credits	—	(831)
Depreciation and amortization(2)	(783)	(138)
Other	(1,656)	(1,127)
Total deferred tax liabilities	(6,961)	(10,368)

Less: Valuation allowance	(1,718)	(1,635)
Net deferred tax asset	$10,343	$15,369

(1)

The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $9.5 million (federal) and $6.4 million (state).  These carryforwards begin to expire in 2029 for both federal and state purposes.  The use of these federal and state carryforwards are each limited under IRC Section 382 to $722,000 annually for federal and $709,000 annually for state.  The Company also has a Kentucky net operating loss carryforward of $27.8 million which began expiring in 2013.  The company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky to utilize this carryforward prior to expiration.   Finally, the Company has AMT credit carryforwards of $87,000 with no expiration date.

(2)

The Company lacked the necessary information available, analyzed or prepared to complete the accounting for a portion of this item.  Additional information needed includes the completion of a cost segregation study that is expected to be in the latter part of 2018, prior to the filing of the Company’s 2017 federal and state income tax returns.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Balance, beginning of period	$1,495	$1,800	$1,977
Additions based on tax related to the current period	259	268	109
Additions for tax positions of prior periods	—	—	15
Reductions for tax positions of prior periods	(42)	(90)	—
Reductions due to the statute of limitations	(800)	(340)	(301)
Settlements	—	(143)	—
Balance, end of period	$912	$1,495	$1,800

Of the 2017 total, $721,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2017, 2016 and 2015 and accrued on the balance sheets as of December 31, 2017, 2016 and 2015 are presented below:

Years Ended December 31, (in thousands)	2017	2016	2015

Interest and penalties recorded in the income statement as a component of income tax expense	$(258)	$(290)	$19
Interest and penalties accrued on balance sheet	299	557	847

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2013.

20.EARNINGS PER SHARE

The Company calculates earnings per share under the two-class method. Under the two-class method, earnings available to common shareholders for the period are allocated between Class A Common Stock and Class B Common Stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. The difference in earnings per share between the two classes of common stock results from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. See Footnote 14, “Stockholders’ Equity and Regulatory Capital Matters” of this section of the filing.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2017	2016	2015

Net income	$45,632	$45,903	$35,166
Dividends declared on Common Stock:
Class A Shares	(16,158)	(15,359)	(14,531)
Class B Shares	(1,773)	(1,685)	(1,594)
Undistributed net income for basic earnings per share	27,701	28,859	19,041
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(75)	(10)	(63)
Undistributed net income for diluted earnings per share	$27,626	$28,849	$18,978

Weighted average shares outstanding:
Class A Shares	18,678	18,697	18,616
Class B Shares	2,243	2,245	2,245
Effect of dilutive securities on Class A Shares outstanding	86	12	81
Weighted average shares outstanding including dilutive securities	21,007	20,954	20,942

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.87	$0.83	$0.78
Undistributed earnings per share*	1.34	1.39	0.92
Total basic earnings per share - Class A Common Stock	$2.21	$2.22	$1.70

Class B Common Stock
Per share dividends distributed	$0.79	$0.75	$0.71
Undistributed earnings per share*	1.22	1.27	0.84
Total basic earnings per share - Class B Common Stock	$2.01	$2.02	$1.55

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.87	$0.83	$0.78
Undistributed earnings per share*	1.33	1.39	0.92
Total diluted earnings per share - Class A Common Stock	$2.20	$2.22	$1.70

Class B Common Stock:
Per share dividends distributed	$0.79	$0.75	$0.71
Undistributed earnings per share*	1.21	1.26	0.83
Total diluted earnings per share - Class B Common Stock	$2.00	$2.01	$1.54

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium.  The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	2017	2016	2015

Antidilutive stock options	4,500	5,000	318,400
Average antidilutive stock options	2,375	3,125	216,621

21.TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and Vice Chair are partners. Rent expense under these leases was as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Rent expense under leases from related parties	$4,008	$3,791	$3,706

Total minimum lease commitments under non-cancelable operating leases are as follows:

Year (in thousands)	Affiliate	Other	Total

2018	$4,199	2,285	6,484
2019	3,969	2,062	6,031
2020	3,785	1,676	5,461
2021	3,287	1,515	4,802
2022	2,390	1,116	3,506
Thereafter	3,919	2,751	6,670
Total	$21,549	$11,405	$32,954

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to the Company. Fees paid by the Company totaled $16,000, $15,000 and $15,000 for years ended December 31, 2017, 2016 and 2015.

A director of Republic Bancorp, Inc. was designated as a staff attorney with a local law firm through June 30, 2017. While this director had an arrangement where he received a percentage of revenues paid to the law firm by certain clients, fees paid to the law firm by the Company were not included in this arrangement. Fees paid by the Company to this law firm totaled $237,000, $183,000 and $183,000 in 2017, 2016 and 2015.

A director of the Bank is an executive of two consulting firms and a local chamber of commerce. Fees paid by the Company to these entities totaled $106,000, $122,000 and $101,000 in 2017, 2016 and 2015.

A director of the Bank is a partner of an accounting firm that received fees from the Company of $1,000, $1,000 and $2,000 in 2017, 2016 and 2015.

Loans made to executive officers and directors of Republic and their related interests during 2017 were as follows:

(in thousands)

Beginning balance	$37,954
Effect of changes in composition of related parties	(632)
New loans	6,787
Repayments	(6,957)
Ending balance	$37,152

Deposits from executive officers, directors, and their affiliates totaled $86 million and $81 million at December 31, 2017 and 2016.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million and $2 million as of December 31, 2017 and 2016.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of the $690,000 of indebtedness to the Company. The aggregate amount of such unreimbursed premiums constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2017 and 2016, the net death benefit under the policies was approximately $3 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

22.OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2017	2016	2015

Available for Sale Securities:
Change in unrealized gain (loss) on securities available for sale	$(1,265)	$(2,294)	$(3,160)
Reclassification adjustment for net (gain) loss on securities available for sale recognized in earnings	136	—	(88)
Change in unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	298	(9)	(125)
Net unrealized gains (losses)	(831)	(2,303)	(3,373)
Tax effect	377	807	1,181
Net of tax	(454)	(1,496)	(2,192)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	83	(125)	(514)
Reclassification amount for derivative losses realized in income	219	332	402
Net unrealized gains (losses)	302	207	(112)
Tax effect	(119)	(73)	38
Net of tax	183	134	(74)

Total other comprehensive income (loss) components, net of tax	$(271)	$(1,362)	$(2,266)

Significant amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2017, 2016 and 2015:

		Amounts Reclassified From
	Affected Line Items	Accumulated Other
	in the Consolidated	Comprehensive Income
Years Ended December 31, (in thousands)	Statements of Income	2017	2016	2015

Available for Sale Securities:
Net gains (losses) on securities available for sale	Noninterest income	$(136)	$—	$88
Tax effect	Income tax expense (benefit)	48	—	(31)
Net of tax	Net income	(88)	—	57

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(109)	(168)	(198)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(110)	(164)	(204)
Total derivative losses on cash flow hedges	Total interest expense	(219)	(332)	(402)
Tax effect	Income tax expense	77	116	141
Net of tax	Net income	(142)	(216)	(261)

Net of tax, total all reclassification amounts	Net income	$(230)	$(216)	$(204)

The following is a summary of the accumulated OCI balances, net of tax:

		2017
(in thousands)	December 31, 2016	Change	December 31, 2017

Unrealized gain on securities available for sale	$237	$(841)	$(604)
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	706	387	1,093
Unrealized loss on cash flow hedge	(256)	183	(73)
Total unrealized gain	$687	$(271)	$416

		2016
(in thousands)	December 31, 2015	Change	December 31, 2016

Unrealized gain on securities available for sale	$1,727	$(1,490)	$237
Unrealized gain on security available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	712	(6)	706
Unrealized loss on cash flow hedge	(390)	134	(256)
Total unrealized gain	$2,049	$(1,362)	$687

23.PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2017	2016

Assets:

Cash and cash equivalents	$98,943	$95,755
Security available for sale	3,600	3,200
Investment in bank subsidiary	569,162	541,972
Investment in non-bank subsidiaries	3,211	2,982
Other assets	5,512	6,838

Total assets	$680,428	$650,747

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	6,764	5,101
Stockholders’ equity	632,424	604,406

Total liabilities and stockholders’ equity	$680,428	$650,747

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2017	2016	2015

Income and expenses:

Dividends from subsidiary	$20,063	$19,114	$17,340
Interest income	186	162	17
Other income	45	45	45
Less: Interest expense	1,094	915	2,056
Less: Other expenses	394	446	568

Income before income tax benefit	18,806	17,960	14,778
Income tax benefit	116	394	876

Income before equity in undistributed net income of subsidiaries	18,922	18,354	15,654
Equity in undistributed net income of subsidiaries	26,710	27,549	19,512

Net income	$45,632	$45,903	$35,166

Comprehensive income	$45,361	$44,541	$32,900

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2017	2016	2015

Operating activities:

Net income	$45,632	$45,903	$35,166
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(44)	(44)	(4)
Equity in undistributed net income of subsidiaries	(26,710)	(27,549)	(19,512)
Director deferred compensation - Parent Company	108	103	108
Change in other assets	1,215	(1,366)	1,853
Change in other liabilities	1,623	(313)	201
Net cash provided by operating activities	21,824	16,734	17,812

Investing activities:

Acquisition of Cornerstone Bancorp, Inc.	—	(31,795)	—
Purchases of security available for sale	—	—	(3,401)
Net cash used in investing activities	—	(31,795)	(3,401)

Financing activities:

Payoff of subordinated note, net of common security interest	—	(4,000)	—
Common Stock repurchases	(1,048)	(1,207)	(551)
Net proceeds from Common Stock options exercised	68	80	1,136
Cash dividends paid	(17,656)	(16,768)	(15,839)
Net cash used in financing activities	(18,636)	(21,895)	(15,254)

Net change in cash and cash equivalents	3,188	(36,956)	(843)

Cash and cash equivalents at beginning of period	95,755	132,711	133,554

Cash and cash equivalents at end of period	$98,943	$95,755	$132,711

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

As of December 31, 2017, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, RPS and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management will report the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

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

Republic Credit Solutions

Offers short-term credit products. RCS products are primarily provided to clients outside of the Bank’s market footprint, with a substantial portion of RCS clients considered subprime or near prime borrowers.

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

Segment information for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$142,823	$17,533	$346	$160,702	$15,197	$22,621	$37,818	$198,520

Provision for loan and lease losses	3,923	(150)	—	3,773	6,535	17,396	23,931	27,704

Net refund transfer fees	—	—	—	—	18,500	—	18,500	18,500
Mortgage banking income	—	—	4,642	4,642	—	—	—	4,642
Program fees	—	—	—	—	176	5,648	5,824	5,824
Net losses on securities available for sale	(136)	—	—	(136)	—	—	—	(136)
Other noninterest income	27,588	37	279	27,904	164	1,516	1,680	29,584
Total noninterest income	27,452	37	4,921	32,410	18,840	7,164	26,004	58,414

Total noninterest expense	124,637	3,392	4,765	132,794	14,491	3,559	18,050	150,844

Income before income tax expense	41,715	14,328	502	56,545	13,011	8,830	21,841	78,386

Income tax expense (benefit) - TCJA	5,115	181	(702)	4,594	—	1,732	1,732	6,326
Income tax expense - Other	13,087	5,240	176	18,503	4,721	3,204	7,925	26,428
Total income tax expense (benefit)	18,202	5,421	(526)	23,097	4,721	4,936	9,657	32,754

Net income	$23,513	$8,907	$1,028	$33,448	$8,290	$3,894	$12,184	$45,632

Period-end total assets	$4,470,932	$525,246	$11,115	$5,007,293	$12,450	$65,619	$78,069	$5,085,362

Net interest margin	3.55%	3.53%	NM	3.55%	NM	NM	NM	4.32%

Net-revenue concentration*	66%	7%	2%	75%	13%	12%	25%	100%

	Year Ended December 31, 2016
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$121,692	$16,529	$200	$138,421	$6,607	$11,026	$17,633	$156,054

Provision for loan and lease losses	3,448	497	—	3,945	2,772	7,776	10,548	14,493

Net refund transfer fees	—	—	—	—	19,240	—	19,240	19,240
Mortgage banking income	—	—	6,882	6,882	—	—	—	6,882
Program fees	—	—	—	—	210	2,834	3,044	3,044
Other noninterest income	26,090	18	360	26,468	189	1,686	1,875	28,343
Total noninterest income	26,090	18	7,242	33,350	19,639	4,520	24,159	57,509

Total noninterest expense	108,360	3,142	4,688	116,190	11,701	2,216	13,917	130,107

Income before income tax expense	35,974	12,908	2,754	51,636	11,773	5,554	17,327	68,963
Income tax expense	11,015	4,798	964	16,777	4,270	2,013	6,283	23,060
Net income	$24,959	$8,110	$1,790	$34,859	$7,503	$3,541	$11,044	$45,903

Period-end total assets	$4,169,557	$584,916	$17,453	$4,771,926	$13,575	$30,808	$44,383	$4,816,309

Net interest margin	3.26%	3.59%	NM	3.30%	NM	NM	NM	3.65%

Net-revenue concentration*	69%	8%	3%	80%	13%	7%	20%	100%

	Year Ended December 31, 2015
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$108,303	$12,209	$219	$120,731	$896	$2,343	$3,239	$123,970

Provision for loan and lease losses	2,897	168	—	3,065	(279)	2,610	2,331	5,396

Net refund transfer fees	—	—	—	—	17,388	—	17,388	17,388
Mortgage banking income	—	—	4,411	4,411	—	—	—	4,411
Program fees	—	—	—	—	254	979	1,233	1,233
Gain on call of security available for sale	88	—	—	88	—	—	—	88
Other noninterest income	23,670	24	248	23,942	932	—	932	24,874
Total noninterest income	23,758	24	4,659	28,441	18,574	979	19,553	47,994

Total noninterest expense	93,740	2,526	4,918	101,184	10,770	1,370	12,140	113,324

Income (loss) before income tax expense	35,424	9,539	(40)	44,923	8,979	(658)	8,321	53,244
Income tax expense (benefit)	11,505	3,575	(14)	15,066	3,250	(238)	3,012	18,078
Net income (loss)	$23,919	$5,964	$(26)	$29,857	$5,729	$(420)	$5,309	$35,166

Period-end total assets	$3,809,526	$386,414	$9,348	$4,205,288	$18,891	$6,110	$25,001	$4,230,289

Net interest margin	3.20%	3.58%	NM	3.24%	NM	NM	NM	3.27%

Net-revenue concentration*	77%	7%	3%	87%	11%	2%	13%	100%

*Net revenues are equal to net interest income plus noninterest income.

Segment assets are reported as of the respective period ends while income and margin data are reported for the respective periods.

NM - Not Meaningful

25.SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2017 and 2016.

	2017
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$56,349	$53,725	$47,821	$60,883
Interest expense	5,711	5,418	4,684	4,445
Net interest income	50,638	48,307	43,137	56,438
Provision for loan and lease losses(2)	6,071	4,221	5,061	12,351
Net interest income after provision	44,567	44,086	38,076	44,087
Noninterest income	10,190	10,374	12,927	24,923
Noninterest expense(4)	38,145	38,026	35,734	38,939
Income before income taxes	16,612	16,434	15,269	30,071
Income tax expense(5)	11,774	5,728	5,198	10,054
Net income	$4,838	$10,706	$10,071	$20,017

Basic earnings per share:
Class A Common Stock	$0.23	$0.51	$0.48	$0.97
Class B Common Stock	0.21	0.47	0.44	0.88

Diluted earnings per share:
Class A Common Stock	$0.23	$0.51	$0.48	$0.96
Class B Common Stock	0.21	0.47	0.44	0.88

Dividends declared per common share:
Class A Common Stock	$0.220	$0.220	$0.220	$0.209
Class B Common Stock	0.200	0.200	0.200	0.190

	2016
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$45,903	$43,934	$40,140	$44,015
Interest expense	4,258	4,536	4,563	4,581
Net interest income	41,645	39,398	35,577	39,434
Provision for loan and lease losses(2)	5,004	2,489	1,814	5,186
Net interest income after provision	36,641	36,909	33,763	34,248
Noninterest income(3)	10,485	11,301	10,802	24,921
Noninterest expense(4)	32,166	33,534	31,866	32,541
Income before income tax expense	14,960	14,676	12,699	26,628
Income tax expense	4,960	4,848	4,359	8,893
Net income	$10,000	$9,828	$8,340	$17,735

Basic earnings per share:
Class A Common Stock	$0.48	$0.47	$0.40	$0.86
Class B Common Stock	0.44	0.43	0.37	0.78

Diluted earnings per share:
Class A Common Stock	$0.48	$0.47	$0.40	$0.85
Class B Common Stock	0.44	0.43	0.37	0.77

Dividends declared per common share:
Class A Common Stock	$0.209	$0.209	$0.209	$0.198
Class B Common Stock	0.190	0.190	0.190	0.180

(1)	The first quarters of 2017 and 2016 were significantly impacted by the TRS segment of RPG.

(2)	Provision expense:

The relatively higher levels of provision expense during the first quarters of 2017 and 2016 were driven by the TRS segment’s EA product. Provision expense for EAs during the first quarters of 2017 and 2016 was $8.6 million and $3.6 million.

Excluding expense related to the TRS segment’s EA product, the increase in Provision expense from the third quarter of 2016 to the fourth quarter of 2016 and into 2017 was primarily driven by growth in short-term consumer loans originated through the RCS segment.

(3)	Noninterest income:

During the third quarter of 2016, the Company recorded a $1.1 million gain on the bulk-loan sale of approximately $71 million of its correspondent loan portfolio.

(4)	Noninterest expense:

During the fourth quarters of 2017 and 2016, the Company reversed $1.1 million and $1.7 million of incentive compensation accruals based on revised payout estimates.

During the third quarter of 2016, The Company incurred an $846,000 prepayment penalty on payoff of $50 million in FHLB advances.

(5)	Income tax expense:

Upon enactment of the TCJA on December 22, 2017, the Company recorded a charge to income tax expense of $6.3 million due to the remeasurement of its deferred tax assets and liabilities at a 21% corporate tax rate.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. (“Republic” or the “Company”) for the 2017 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 19, 2018, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager	57	Chairman and Chief Executive Officer (“CEO”)
A. Scott Trager	65	Vice Chairman and President
Kevin Sipes	46	Executive Vice President, Chief Financial Officer (“CFO”) and Chief Accounting Officer
William R. Nelson	54	President, Republic Processing Group
Anthony T. Powell	50	Executive Vice President, Republic Bank & Trust Company
Steven E. DeWeese	49	Executive Vice President, Republic Bank & Trust Company
Robert J. Arnold	59	Senior Vice President, Republic Bank & Trust Company
John Rippy	57	Executive Vice President, Republic Bank & Trust Company
Juan Montano	48	Executive Vice President, Republic Bank & Trust Company

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

A. Scott Trager has served as Vice Chairman of Republic and the Bank since April 2017. He has also served as Director and President of Republic since 2012. He served as President of the Bank from 1984 to 2017 and Vice Chairman of the Bank from 1994 to 2012.

Kevin Sipes joined the Company in 1995 and has served as Executive Vice President (“EVP”) and Treasurer of Republic and the Company since 2002 and CFO of Republic and the Company since 2000. He began serving as Chief Accounting Officer of the Company in 2000.

William R. Nelson has served as President of Republic Processing Group since 2007.  He previously served as Director of Relationship Management of HSBC, Taxpayer Financial Services, in 2004 and was promoted to Group Director — Independent Program in 2006 through 2007.  He previously served as Director of Sales, Marketing and Customer Service with the Bank from 1999 through 2004.

Anthony T. Powell joined the Company in 1999 as Vice President (“VP”). In 2001, he was promoted to Senior Vice President (“SVP”) and Senior Commercial Lending Officer. In 2005, he was promoted to SVP and Managing Director of Business Banking. In 2015, he assumed responsibility for the Retail Banking division of the Company and was named SVP and Chief Credit and Retail Officer. In January 2017, he was named EVP and Chief Lending Officer.

Steven E. DeWeese joined the Company in 1990 and has held various positions within the Company since then.  In 2000, he was promoted to SVP.  In 2003, he was promoted to Managing Director of Business Development.  In 2006, he was promoted to Managing Director of Retail Banking, and in January, 2010 he was promoted to EVP of the Company. In 2015, he was named the Company’s Managing Director of Private and Business Banking.

Robert J. Arnold joined the Company in 2006 as SVP and Chief Operating Officer of Commercial Banking. In 2015 he was named the Company’s Managing Director of Commercial and Corporate Banking.

John Rippy joined the Company in 2005 as SVP and Risk Management Officer. In 2009, he was named SVP and Chief Legal and Compliance Officer. In 2013, he was named SVP and Chief Risk Management Officer. In 2018, he was named EVP and Chief Risk Officer.

Juan Montano joined the Company in 2009 as SVP and Managing Director of Finance.  In 2015, he was named SVP and Managing Director of Mortgage Lending. In 2018, he was named EVP and Chief Mortgage Banking Officer.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2017. There were no equity compensation plans not approved by security holders at December 31, 2017.

	(1)	(2)	(3)
			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be Issued	Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding	of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights	and Rights	Column (1))

2015 Stock Incentive Plan	288,500	$23.68	2,657,890
2005 Stock Incentive Plan	6,500	24.11	—

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2017 and 2016

Consolidated statements of income and comprehensive income — years ended December 31, 2017, 2016 and 2015

Consolidated statements of stockholders’ equity — years ended December 31, 2017, 2016 and 2015

Consolidated statements of cash flows — years ended December 31, 2017, 2016 and 2015

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

Item 16.  Form 10K Summary.

Not applicable.

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

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.01*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.02*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective January 1, 2005 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.03*

Officer Compensation Continuation Agreement, as amended, with Steven E. Trager effective January 1, 2005 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.04*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.05*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.06*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective January 1, 2005 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.07*

Officer Compensation Continuation Agreement, as amended, with A. Scott Trager effective January 1, 2005 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.08*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.09*

Officer Compensation Agreement with A. Scott Trager, effective March 21, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.10*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

No.	Description

10.11*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2005 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.12*

Officer Compensation Continuation Agreement, as amended, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.13*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.14*

Officer Compensation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.15*

Officer Compensation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.16*

Officer Compensation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.17*

Officer Compensation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.18*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.19

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

10.20

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.23	Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, as amended, relating to 2801 Bardstown Road, Louisville (Commission File Number: 0-24649))

10.24

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

No.	Description

10.25

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1 (Commission File Number: 333-56583))

10.26

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Form 10-Q for the quarter ended September 30, 2001 (Commission File Number: 0-24649))

10.27

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.28

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006 (Commission File Number: 0-24649))

10.30

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.31

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.32

Assignment of Lease relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY.  (Incorporated by reference to exhibit 10.31 of Registrant’s Form 10-K for the year ended December 31, 2016 (Commission File Number: 0-24649))

10.33

Assignment of Lease relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.32 of Registrant’s Form 10-K for the year ended December 31, 2016 (Commission File Number: 0-24649))

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.35

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.36

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.37

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

No.	Description

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.39

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.40

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.41

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.42

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.43

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.45

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.47	Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Commission File Number: 0-24649))

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

10.51

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.52

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.53

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.54

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.55

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.56

Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.57

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.58

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.59

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 1, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010 (Commission File Number: 0-24649))

10.60

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (Commission File Number: 0-24649))

10.61

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.62

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015 (Commission File Number: 0-24649))

10.63

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

No.	Description

10.64

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 15 2017 relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.65

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 20 2017, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2017 (Commission File Number: 0-24649))

10.66*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.67*	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.68*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File Number: 0-24649))

10.69*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.70*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.71*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.72*

Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.73*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016 (Commission File Number: 0-24649))

10.74*	Restricted Stock Award Agreement for 2005 Stock Incentive Plan, (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.75*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.76*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.77*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014 (Commission File Number: 0-24649))

10.78*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

No.	Description

10.79*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.80*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.81*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.82

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.83*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.84

Purchase and Assumption Agreement — Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Tennessee Commerce Bank, Franklin, Tennessee, the Federal Deposit Insurance Corporation and Republic Bank & Trust Company, dated as of January 27, 2012 (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed February 1, 2012 (Commission File Number: 0-24649))

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

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.

March 9, 2018	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 9, 2018
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chairman, President and Director	March 9, 2018
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 9, 2018
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 9, 2018
Craig Greenberg

/s/ Michael T. Rust	Director	March 9, 2018
Michael T. Rust

/s/ Mark A. Vogt	Director	March 9, 2018
Mark A. Vogt

/s/ R. Wayne Stratton	Director	March 9, 2018
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 9, 2018
Susan Stout Tamme