Form 10-Q
period 2018-03-31
REPUBLIC BANCORP INC /KY/
filed 2018-05-10
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2018, was 18,658,706 and 2,229,091.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	March 31,	December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$362,122	$299,351
Available-for-sale debt securities	417,983	524,303
Held-to-maturity debt securities (fair value of $63,515 in 2018 and $65,133 in 2017)	62,844	64,227
Equity securities with readily determinable fair value	2,746	2,928
Mortgage loans held for sale, at fair value	4,496	5,761
Consumer loans held for sale, at fair value	2,419	2,677
Consumer loans held for sale, at the lower of cost or fair value	7,380	8,551
Loans	4,052,500	4,014,034
Allowance for loan and lease losses	(52,341)	(42,769)
Loans, net	4,000,159	3,971,265
Federal Home Loan Bank stock, at cost	32,067	32,067
Premises and equipment, net	43,896	42,588
Premises, held for sale	2,896	3,017
Goodwill	16,300	16,300
Other real estate owned	160	115
Bank owned life insurance	63,727	63,356
Other assets and accrued interest receivable	59,139	48,856

TOTAL ASSETS	$5,078,334	$5,085,362

LIABILITIES

Deposits:
Noninterest-bearing	$1,241,127	$1,022,042
Interest-bearing	2,476,496	2,411,116
Total deposits	3,717,623	3,433,158

Securities sold under agreements to repurchase and other short-term borrowings	175,682	204,021
Federal Home Loan Bank advances	440,000	737,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	50,535	37,019

Total liabilities	4,425,080	4,452,938

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,902	4,902
Additional paid in capital	139,646	139,406
Retained earnings	510,123	487,700
Accumulated other comprehensive (loss) income	(1,417)	416

Total stockholders’ equity	653,254	632,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,078,334	$5,085,362

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME:

Loans, including fees	$69,627	$58,004
Taxable investment securities	2,634	2,155
Federal Home Loan Bank stock and other	1,572	724
Total interest income	73,833	60,883

INTEREST EXPENSE:

Deposits	3,360	1,879
Securities sold under agreements to repurchase and other short-term borrowings	213	25
Federal Home Loan Bank advances	2,274	2,292
Subordinated note	321	249
Total interest expense	6,168	4,445

NET INTEREST INCOME	67,665	56,438

Provision for loan and lease losses	17,255	12,351

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	50,410	44,087

NONINTEREST INCOME:

Service charges on deposit accounts	3,555	3,247
Net refund transfer fees	16,352	15,382
Mortgage banking income	1,020	1,160
Interchange fee income	2,667	2,326
Program fees	1,696	1,091
Increase in cash surrender value of bank owned life insurance	371	391
Net gains on other real estate owned	132	142
Other	1,752	1,184
Total noninterest income	27,545	24,923

NONINTEREST EXPENSE:

Salaries and employee benefits	23,834	21,211
Occupancy and equipment, net	6,221	5,967
Communication and transportation	1,382	1,272
Marketing and development	916	1,004
FDIC insurance expense	525	450
Bank franchise tax expense	2,518	2,435
Data processing	2,386	1,652
Interchange related expense	1,007	1,058
Supplies	381	527
Other real estate owned expense	45	97
Legal and professional fees	1,043	752
Other	2,787	2,514
Total noninterest expense	43,045	38,939

INCOME BEFORE INCOME TAX EXPENSE	34,910	30,071
INCOME TAX EXPENSE	7,441	10,054

NET INCOME	$27,469	$20,017

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.32	$0.97
Class B Common Stock	1.21	0.88

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.32	$0.96
Class B Common Stock	1.20	0.88

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.242	$0.209
Class B Common Stock	0.220	0.190

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$27,469	$20,017

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	199	28
Reclassification amount for derivative losses realized in income	26	66
Change in unrealized gain (loss) on available-for-sale debt securities (2018), debt and equity securities (2017)	(2,117)	706
Adjustment for adoption of ASU 2016-01	(428)	—
Change in unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	(2)	53
Total other comprehensive (loss) income before income tax	(2,322)	853
Tax effect	489	(299)
Total other comprehensive (loss) income, net of tax	(1,833)	554

COMPREHENSIVE INCOME	$25,636	$20,571

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2018	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)

Balance, January 1, 2018, as adjusted	18,607	2,243	$4,902	$139,406	$487,665	$78	$632,051

Net income	—	—	—	—	27,469	—	27,469

Net change in accumulated other comprehensive income	—	—	—	—	—	(1,495)	(1,495)

Dividends declared Common Stock:
Class A Shares	—	—	—	—	(4,517)	—	(4,517)
Class B Shares	—	—	—	—	(494)	—	(494)

Net change in notes receivable on Class A Common Stock	—	—	—	33	—	—	33

Deferred director compensation - Class A Common Stock	2	—	—	55	—	—	55

Stock based compensation - performance stock units	—	—	—	26	—	—	26

Stock based compensation - restricted stock	36	—	—	64	—	—	64

Stock based compensation - stock options	—	—	—	62	—	—	62

Balance, March 31, 2018	18,645	2,243	$4,902	$139,646	$510,123	$(1,417)	$653,254

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$27,469	$20,017
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) on investment securities, net	(106)	138
Accretion on loans and amortization of core deposit intangible, net	(702)	(583)
Unrealized losses on equity securities with readily determinable fair value	182	—
Depreciation of premises and equipment	2,447	2,042
Amortization of mortgage servicing rights	362	353
Provision for loan and lease losses	17,255	12,351
Net gain on sale of mortgage loans held for sale	(777)	(977)
Origination of mortgage loans held for sale	(29,410)	(33,245)
Proceeds from sale of mortgage loans held for sale	31,452	40,691
Net gain on sale of consumer loans held for sale	(1,637)	(1,108)
Origination of consumer loans held for sale	(164,496)	(126,924)
Proceeds from sale of consumer loans held for sale	167,562	126,441
Net gain realized on sale of other real estate owned	(132)	(212)
Writedowns of other real estate owned	—	70
Impairment of premises held for sale	104	58
Deferred director compensation expense - Class A Common Stock	55	55
Stock based compensation expense	152	410
Increase in cash surrender value of bank owned life insurance	(371)	(391)
Net change in other assets and liabilities:
Accrued interest receivable	310	209
Accrued interest payable	(59)	(90)
Other assets	(97)	(2,096)
Other liabilities	2,439	8,700
Net cash provided by operating activities	52,002	45,909

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(69,940)	(54,390)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	174,255	10,017
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	1,375	1,002
Net change in outstanding warehouse lines of credit	(8,387)	90,274
Purchase of non-business-acquisition loans, including premiums paid	—	(1,224)
Net change in other loans	(37,155)	8,800
Proceeds from sales of other real estate owned	266	501
Net purchases of premises and equipment	(3,738)	(3,193)
Net cash provided by investing activities	56,676	51,787

FINANCING ACTIVITIES:
Net change in deposits	284,465	188,092
Net change in securities sold under agreements to repurchase and other short-term borrowings	(28,339)	(29,098)
Payments of Federal Home Loan Bank advances	(347,500)	(435,000)
Proceeds from Federal Home Loan Bank advances	50,000	100,000
Repurchase of Class A Common Stock	—	(544)
Net proceeds from Class A Common Stock options exercised	—	33
Cash dividends paid	(4,533)	(4,301)
Net cash used in financing activities	(45,907)	(180,818)

NET CHANGE IN CASH AND CASH EQUIVALENTS	62,771	(83,122)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,351	289,309
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$362,122	$206,187

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$6,227	$4,535
Income taxes	365	331

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$179	$330

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2018 and 2017 AND DECEMBER 31, 2017 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2017.

As of March 31, 2018,  the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”) and RCS. During the third quarter of 2017, due to RCS’s growth in revenue relative to the total Company’s revenue, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management is reporting the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2018, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 33

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Independence — 1 (closed April 3, 2018)

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

Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

The Easy Advance (“EA”) tax credit product is a loan that allows a taxpayer to receive an advance of a portion of their refund, with the taxpayer’s Tax Provider paying all fees to RB&T for the advance.  First offered by TRS in 2016, the EA has the following features:

•	Offered only during the first two months of each year;
•	No EA fee is charged to the taxpayer customer;
•	All fees for the EA are paid by the Tax Providers with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;
•	No requirement that the taxpayer customer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank is deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans.  EAs are generally repaid within three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority.  EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with provisions for all probable EA losses made in the first quarter of each year. Unpaid EAs are charged-off within 111 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line of credit – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity.  Loan balances held for sale are carried at the lower of cost or fair value.

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

Accounting Standards Updates (“ASUs”)

The following ASUs were issued prior to March 31, 2018 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be re-disclosed below.

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

During 2018, the Company completed another iteration of a pro forma impact analysis on the Company's financial statements of implementing this standard. Based on this analysis, the Company believes approximately $30 million of leases will be placed on its balance sheet, with this amount increasing both total assets and total liabilities.  Additionally, the Company's analysis reflected that this ASU would have minimal impact on the Company's performance metrics, including regulatory capital ratios and return on average assets. From a client perspective, the Company is currently reviewing the impact of this ASU on any debt covenants.

2016-13	Financial Instruments – Credit Losses (Topic 326)	Amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.

As a result of this ASU, the Company expects a substantial, yet fully undetermined, increase in its allowance for credit losses. A committee formed by the Company to oversee its transition to a current expected credit losses (“CECL”) methodology has analyzed the Company’s loan-level data and preliminarily concluded that no additional loan level segmentation beyond its current methodology segmentation would be warranted under CECL.  The Company is also currently performing iterations of its allowance calculation under a “beta” CECL model provided by the same third-party software solution currently-employed to calculate the Company's allowance for loan and lease losses.

2018-02	Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI")

This ASU provides the Company with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

			January 1, 2019	Period of adoption or retrospectively.	Immaterial.

The following ASUs were adopted by the Company during the three months ended March 31, 2018:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2014-09	Revenue from Contracts with Customers (Topic 606)

Requires that revenue from contracts with clients be recognized upon transfer of control of a good or service in the amount of consideration expected to be received.  Changes the accounting for certain contract costs, including whether they may be offset against revenue in the statements of income, and requires additional disclosures about revenue and contract costs.

			January 1, 2018	Retrospective transition.

Because most financial instruments are not subject to this ASU, a substantial portion of the Company's revenue was not impacted by this standard.  Furthermore, this new standard did not have a material impact on the timing of revenue recognition for any of the Company's revenue during the first quarter of 2018 nor is it expected to going forward.  Additionally, the Company took the following actions in association with the adoption of this ASU:  1) amended its accounting policies and procedures to assure proper revenue recognition in conformity with this ASU; and 2) updated its revenue-recognition financial statement disclosures (see footnote 16 in this section of the filing).

2016-01	Financial Instruments – Overall (Topic 825-10)

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

			January 1, 2018	Modified-retrospective approach.

The Company has updated its policies, procedures, and financial statement presentation and disclosures for this ASU.  As provided by this ASU, the Company now reports its financial instruments at exit price (see footnote 9 in this section of the filing) and recognizes changes in the fair value of applicable equity investments in net income (see footnote 2 in this section of the filing).

2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	This ASU provides cash flow statement classification guidance on eight reportable topics.	January 1, 2018	Retrospective transition.	Immaterial.

2016-18	Statement of Cash Flows (Topic 230)

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

			January 1, 2018	Retrospective transition.	Immaterial.

2017-09	Compensation - Stock Compensation (Topic 718)	The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require the Company to apply modification accounting under Topic 718.	January 1, 2018	Prospectively.	Immaterial.

2018-05	Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118")

This ASU updates the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for guidance issued by the SEC in SAB 118.  Among other things, SAB 118 allows companies a one-year measurement period to complete their accounting for the impact of the 2017 Tax Cuts and Jobs Act.

			Upon addition to the ASC	Not Applicable.

For the Company's financial statement disclosures in accordance with SAB 118, see footnote 19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and footnote 14 in this section of the filing.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The gross amortized cost and fair value of available-for-sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$219,157	$—	$(2,156)	$217,001
Private label mortgage backed security	2,738	1,382	—	4,120
Mortgage backed securities - residential	100,439	1,370	(1,571)	100,238
Collateralized mortgage obligations	84,074	279	(1,608)	82,745
Corporate bonds	10,000	—	(21)	9,979
Trust preferred security	3,503	397	—	3,900
Total available-for-sale debt securities	$419,911	$3,428	$(5,356)	$417,983

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$309,042	$1	$(1,451)	$307,592
Private label mortgage backed security	3,065	1,384	—	4,449
Mortgage backed securities - residential	105,644	1,603	(873)	106,374
Collateralized mortgage obligations	87,867	371	(1,075)	87,163
Corporate bonds	15,001	124	—	15,125
Trust preferred security	3,493	107	—	3,600
Total available-for-sale debt securities	$524,112	$3,590	$(3,399)	$524,303

Held-to-Maturity Debt Securities

The carrying value, gross unrecognized gains and losses, and fair value of held-to-maturity debt securities were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$150	$10	$—	$160
Collateralized mortgage obligations	22,062	285	(16)	22,331
Corporate bonds	40,168	405	—	40,573
Obligations of state and political subdivisions	464	—	(13)	451
Total held-to-maturity debt securities	$62,844	$700	$(29)	$63,515

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2017 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$151	$10	$—	$161
Collateralized mortgage obligations	23,437	236	(17)	23,656
Corporate bonds	40,175	686	(3)	40,858
Obligations of state and political subdivisions	464	—	(6)	458
Total held-to-maturity debt securities	$64,227	$932	$(26)	$65,133

At March 31, 2018 and December 31, 2017, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2018 and 2017, there were no gains or losses on sales or calls of available-for-sale debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2018 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
March 31, 2018 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$80,069	$79,732	$—	$—
Due from one year to five years	139,088	137,270	10,441	10,473
Due from five years to ten years	10,000	9,978	30,191	30,551
Due beyond ten years	3,503	3,900	—	—
Private label mortgage backed security	2,738	4,120	—	—
Mortgage backed securities - residential	100,439	100,238	150	160
Collateralized mortgage obligations	84,074	82,745	22,062	22,331
Total debt securities	$419,911	$417,983	$62,844	$63,515

Corporate Bonds

The Bank’s floating rate corporate bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10% and 9% of the Bank’s investment portfolio as of March 31, 2018 and December 31, 2017.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At March 31, 2018, with the exception of the $4.1 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Fannie Mae. At March 31, 2018 and December 31, 2017, there were gross unrealized losses of $3.2 million  and $1.9 million  related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have other-than-temporary impairment (“OTTI”).

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate trust preferred security (“TRUP”) at a price of 68% of par.  The coupon on this security is based on the 3-month London Interbank Borrowing Rate (“LIBOR”) rate plus 159 basis points.  The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Unrealized-Loss Analysis on Debt Securities

Debt securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$98,699	$(1,011)	$88,303	$(1,145)	$187,002	$(2,156)
Mortgage backed securities - residential	58,202	(1,238)	9,377	(333)	67,579	(1,571)
Collateralized mortgage obligations	30,426	(864)	23,081	(744)	53,507	(1,608)
Corporate bonds	9,979	(21)	—	—	9,979	(21)
Total available-for-sale debt securities	$197,306	$(3,134)	$120,761	$(2,222)	$318,067	$(5,356)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$209,165	$(499)	$88,415	$(952)	$297,580	$(1,451)
Mortgage backed securities - residential	61,348	(617)	10,192	(256)	71,540	(873)
Collateralized mortgage obligations	30,963	(642)	18,603	(433)	49,566	(1,075)
Total available-for-sale debt securities	$301,476	$(1,758)	$117,210	$(1,641)	$418,686	$(3,399)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$6,128	$(16)	$6,128	$(16)
Obligations of state and political subdivisions	451	(13)	—	—	451	(13)
Total held-to-maturity debt securities:	$451	$(13)	$6,128	$(16)	$6,579	$(29)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$6,390	$(17)	$6,390	$(17)
Corporate bonds	4,997	(3)	—	—	4,997	(3)
Obligations of state and political subdivisions	458	(6)	—	—	458	(6)
Total held-to-maturity debt securities:	$5,455	$(9)	$6,390	$(17)	$11,845	$(26)

At March 31, 2018, the Bank’s security portfolio consisted of 182 securities, 58 of which were in an unrealized loss position.

At December 31, 2017, the Bank’s security portfolio consisted of 185 securities, 58 of which were in an unrealized loss position.

Other-than-temporary impairment

Unrealized losses for all debt securities are reviewed to determine whether the losses are “other-than-temporary.” Debt securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in value below amortized cost is other-than-temporary. In conducting this assessment, the Bank evaluates a number of factors including, but not limited to the following:

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

The Bank owns one private label mortgage backed security with a total carrying value of $4.1 million at March 31, 2018. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 9 “Fair Value” in this section of the filing.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2018	December 31, 2017

Carrying amount	$257,934	$262,679
Fair value	258,250	262,902

Equity Securities

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments. Among other things, ASU 2016-01 requires the Company recognize changes in the fair value of equity investments with a  readily determinable fair value in net income unless those investments are accounted for under the equity method of accounting.

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$328	$—	$328
Community Reinvestment Act mutual fund	2,500	—	(82)	2,418
Total equity securities with readily determinable fair values	$2,500	$328	$(82)	$2,746

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Total equity securities with readily determinable fair values	$2,500	$473	$(45)	$2,928

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31, 2018
	Gains (Losses) Recognized on Equity Securities
(in thousands)	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(145)	$(145)
Community Reinvestment Act mutual fund	—	(37)	(37)
Total equity securities with readily determinable fair value	$—	$(182)	$(182)

3. LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans.  Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Mortgage Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 10 “Mortgage Banking Activities” of this section of the filing.

Consumer Loans Held for Sale, at Fair Value

RCS maintains  an installment loan program where the Company sells 100% of the loans approximately 21 days after origination.  The Company carries these loans at fair value, with the loans marked to market on a monthly basis, with changes in their fair value reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Balance, beginning of period	$2,677	$2,198
Origination of consumer loans held for sale	10,439	12,238
Proceeds from the sale of consumer loans held for sale	(10,760)	(10,783)
Net gain on sale of consumer loans held for sale	63	26
Balance, end of period	$2,419	$3,679

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

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Balance, beginning of period	$8,551	$1,310
Origination of consumer loans held for sale	154,057	114,686
Proceeds from the sale of consumer loans held for sale	(156,802)	(115,658)
Net gain on sale of consumer loans held for sale	1,574	1,082
Balance, end of period	$7,380	$1,420

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio at period end follows:

(in thousands)	March 31, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$912,415	$921,565
Owner occupied - correspondent*	111,263	116,792
Nonowner occupied	216,095	205,081
Commercial real estate	1,216,592	1,207,293
Construction & land development	160,391	150,065
Commercial & industrial	355,316	341,692
Lease financing receivables	15,751	16,580
Home equity	342,217	347,655
Consumer:
Credit cards	16,677	16,078
Overdrafts	791	974
Automobile loans	65,281	65,650
Other consumer	27,556	20,501
Total Traditional Banking	3,440,345	3,409,926
Warehouse lines of credit*	533,959	525,572
Total Core Banking	3,974,304	3,935,498

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	15,601	—
Other TRS loans	192	11,648
Republic Credit Solutions	62,403	66,888
Total Republic Processing Group	78,196	78,536

Total loans**	4,052,500	4,014,034
Allowance for loan and lease losses	(52,341)	(42,769)

Total loans, net	$4,000,159	$3,971,265

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017

Contractually receivable	$4,052,694	$4,014,673
Unearned income(1)	(1,219)	(1,157)
Unamortized premiums(2)	914	1,069
Unaccreted discounts(3)	(4,251)	(4,643)
Net unamortized deferred origination fees and costs(4)	4,362	4,092
Carrying value of loans	$4,052,500	$4,014,034

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased-Credit-Impaired (“PCI”) Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017

Contractually required principal	$5,319	$5,435
Non-accretable amount	(1,691)	(1,691)
Accretable amount	(140)	(140)
Carrying value of loans	$3,488	$3,604

The following table presents a rollforward of the accretable amount on all PCI loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Balance, beginning of period	$(140)	$(3,600)
Transfers between non-accretable and accretable*	—	90
Net accretion into interest income on loans, including loan fees	—	101
Balance, end of period	$(140)	$(3,409)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

The following tables include loans by risk category based on the Bank’s internal analyses performed as of March 31, 2018 and December 31, 2017. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

March 31, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$17,690	$12,395	$—	$176	$1,609	$31,870
Owner occupied - correspondent	—	—	383	—	—	—	383
Nonowner occupied	—	628	2,259	—	244	—	3,131
Commercial real estate	1,205,748	4,743	4,765	—	1,336	—	1,216,592
Construction & land development	159,780	—	611	—	—	—	160,391
Commercial & industrial	354,477	36	791	—	12	—	355,316
Lease financing receivables	15,751	—	—	—	—	—	15,751
Home equity	—	33	1,427	—	6	102	1,568
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	141	—	—	—	141
Other consumer	—	—	556	—	—	3	559
Total Traditional Banking	1,735,756	23,130	23,328	—	1,774	1,714	1,785,702
Warehouse lines of credit	533,959	—	—	—	—	—	533,959
Total Core Banking	2,269,715	23,130	23,328	—	1,774	1,714	2,319,661

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	1,306	—	—	—	1,306
Total Republic Processing Group	—	—	1,306	—	—	—	1,306

Total rated loans	$2,269,715	$23,130	$24,634	$—	$1,774	$1,714	$2,320,967

December 31, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$18,054	$12,056	$—	$180	$1,658	$31,948
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	635	1,240	—	248	—	2,123
Commercial real estate	1,197,299	4,824	3,798	—	1,372	—	1,207,293
Construction & land development	149,332	—	733	—	—	—	150,065
Commercial & industrial	341,377	267	21	—	27	—	341,692
Lease financing receivables	16,580	—	—	—	—	—	16,580
Home equity	—	33	1,609	—	6	110	1,758
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	108	—	—	—	108
Other consumer	—	—	571	—	—	3	574
Total Traditional Banking	1,704,588	23,813	20,136	—	1,833	1,771	1,752,141
Warehouse lines of credit	525,572	—	—	—	—	—	525,572
Total Core Banking	2,230,160	23,813	20,136	—	1,833	1,771	2,277,713

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	11,648	—	—	—	—	—	11,648
Republic Credit Solutions	—	—	1,066	—	—	—	1,066
Total Republic Processing Group	11,648	—	1,066	—	—	—	12,714

Total rated loans	$2,241,808	$23,813	$21,202	$—	$1,833	$1,771	$2,290,427

*The above tables exclude all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

The following table presents the activity in the Allowance by portfolio class:

	Allowance Rollforward
	Three Months Ended March 31,
	2018					2017
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,182	$—	$(215)	$21	$5,988	$7,158	$(143)	$(3)	$59	$7,071
Owner occupied - correspondent	292	(14)	—	—	278	373	(9)	(11)	—	353
Nonowner occupied	1,396	165	(121)	21	1,461	1,139	59	—	—	1,198
Commercial real estate	9,043	292	—	125	9,460	8,078	(197)	—	17	7,898
Construction & land development	2,364	354	—	2	2,720	1,850	383	—	—	2,233
Commercial & industrial	2,198	126	(108)	31	2,247	1,511	(44)	—	21	1,488
Lease financing receivables	174	(9)	—	—	165	136	9	—	—	145
Home equity	3,754	(111)	—	26	3,669	3,757	69	(4)	9	3,831
Consumer:
Credit cards	607	235	(93)	7	756	490	38	(27)	5	506
Overdrafts	974	17	(289)	89	791	675	83	(184)	67	641
Automobile loans	687	19	—	—	706	526	36	—	1	563
Other consumer	1,162	(135)	(120)	83	990	771	183	(230)	101	825
Total Traditional Banking	28,833	939	(946)	405	29,231	26,464	467	(459)	280	26,752
Warehouse lines of credit	1,314	21	—	—	1,335	1,464	(226)	—	—	1,238
Total Core Banking	30,147	960	(946)	405	30,566	27,928	241	(459)	280	27,990

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	13,277	(3,705)	—	9,572	—	8,601	(860)	—	7,741
Other TRS loans	12	112	—	1	125	25	(260)	—	235	—
Republic Credit Solutions	12,610	2,906	(3,696)	258	12,078	4,967	3,769	(2,285)	180	6,631
Total Republic Processing Group	12,622	16,295	(7,401)	259	21,775	4,992	12,110	(3,145)	415	14,372

Total	$42,769	$17,255	$(8,347)	$664	$52,341	$32,920	$12,351	$(3,604)	$695	$42,362

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	March 31, 2018	December 31, 2017

Loans on nonaccrual status*	$14,849	$14,118
Loans past due 90-days-or-more and still on accrual**	1,279	956
Total nonperforming loans	16,128	15,074
Other real estate owned	160	115
Total nonperforming assets	$16,288	$15,189

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.40%	0.38%
Nonperforming assets to total loans (including OREO)	0.40	0.38
Nonperforming assets to total assets	0.32	0.30

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.37%	0.36%
Nonperforming assets to total loans (including OREO)	0.38	0.36
Nonperforming assets to total assets	0.31	0.28

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$8,952	$9,230	$—	$—
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	758	257	—	—
Commercial real estate	3,351	3,247	—	—
Construction & land development	62	67	—	—
Commercial & industrial	706	—	—	—
Lease financing receivables	—	—	—	—
Home equity	929	1,217	—	—
Consumer:
Credit cards	—	—	1	—
Overdrafts	—	—	—	—
Automobile loans	65	68	—	—
Other consumer	26	32	26	19
Total Traditional Banking	14,849	14,118	27	19
Warehouse lines of credit	—	—	—	—
Total Core Banking	14,849	14,118	27	19

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	1,252	937
Total Republic Processing Group	—	—	1,252	937

Total	$14,849	$14,118	$1,279	$956

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2018	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,191	$960	$1,344	$3,495	$908,920	$912,415
Owner occupied - correspondent	383	—	—	383	110,880	111,263
Nonowner occupied	645	—	99	744	215,351	216,095
Commercial real estate	80	811	1,399	2,290	1,214,302	1,216,592
Construction & land development	—	—	—	—	160,391	160,391
Commercial & industrial	124	15	—	139	355,177	355,316
Lease financing receivables	—	—	—	—	15,751	15,751
Home equity	481	179	187	847	341,370	342,217
Consumer:
Credit cards	37	29	1	67	16,610	16,677
Overdrafts	176	1	—	177	614	791
Automobile loans	—	21	23	44	65,237	65,281
Other consumer	61	30	26	117	27,439	27,556
Total Traditional Banking	3,178	2,046	3,079	8,303	3,432,042	3,440,345
Warehouse lines of credit	—	—	—	—	533,959	533,959
Total Core Banking	3,178	2,046	3,079	8,303	3,966,001	3,974,304

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	13,163	—	—	13,163	2,438	15,601
Other TRS loans	—	—	—	—	192	192
Republic Credit Solutions	2,487	628	1,252	4,367	58,036	62,403
Total Republic Processing Group	15,650	628	1,252	17,530	60,666	78,196

Total	$18,828	$2,674	$4,331	$25,833	$4,026,667	$4,052,500
Delinquency ratio***	0.46%	0.07%	0.11%	0.64%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due. Easy Advances do not have a contractual due date but the Company considers an Easy Advance delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable tax authority.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,559	$1,166	$1,057	$4,782	$916,783	$921,565
Owner occupied - correspondent	—	—	—	—	116,792	116,792
Nonowner occupied	47	—	99	146	204,935	205,081
Commercial real estate	398	—	1,329	1,727	1,205,566	1,207,293
Construction & land development	67	—	—	67	149,998	150,065
Commercial & industrial	15	—	—	15	341,677	341,692
Lease financing receivables	—	—	—	—	16,580	16,580
Home equity	723	50	448	1,221	346,434	347,655
Consumer:
Credit cards	34	40	—	74	16,004	16,078
Overdrafts	230	3	—	233	741	974
Automobile loans	36	—	24	60	65,590	65,650
Other consumer	93	21	21	135	20,366	20,501
Total Traditional Banking	4,202	1,280	2,978	8,460	3,401,466	3,409,926
Warehouse lines of credit	—	—	—	—	525,572	525,572
Total Core Banking	4,202	1,280	2,978	8,460	3,927,038	3,935,498

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	11,648	11,648
Republic Credit Solutions	3,631	1,073	937	5,641	61,247	66,888
Total Republic Processing Group	3,631	1,073	937	5,641	72,895	78,536

Total	$7,833	$2,353	$3,915	$14,101	$3,999,933	$4,014,034
Delinquency ratio***	0.20%	0.06%	0.10%	0.35%

*All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2018	December 31, 2017

Loans with no allocated Allowance	$19,992	$18,540
Loans with allocated Allowance	27,935	27,076
Total recorded investment in impaired loans	$47,927	$45,616

Amount of the allocated Allowance	$4,579	$4,685

Approximately $3 million and $4 million of impaired loans at March 31, 2018 and December 31, 2017 were PCI loans. Approximately $2 million and $2 million of impaired loans at March 31, 2018 and December 31, 2017 were formerly PCI loans that became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2018 and December 31, 2017:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
March 31, 2018	Evaluated	Collectively	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,280	$3,430	$278	$5,988	$27,610	$883,020	$1,785	$—	$912,415	0.66%
Owner occupied - correspondent	—	278	—	278	383	110,880	—	—	111,263	0.25
Nonowner occupied	3	1,456	2	1,461	2,827	213,024	244	—	216,095	0.68
Commercial real estate	729	8,683	48	9,460	10,071	1,205,185	1,334	2	1,216,592	0.78
Construction & land development	100	2,620	—	2,720	611	159,780	—	—	160,391	1.70
Commercial & industrial	88	2,159	—	2,247	799	354,505	—	12	355,316	0.63
Lease financing receivables	—	165	—	165	—	15,751	—	—	15,751	1.05
Home equity	402	3,162	105	3,669	1,427	340,682	108	—	342,217	1.07
Consumer:
Credit cards	—	756	—	756	—	16,677	—	—	16,677	4.53
Overdrafts	—	791	—	791	—	791	—	—	791	100.00
Automobile loans	41	665	—	706	141	65,140	—	—	65,281	1.08
Other consumer	479	508	3	990	530	27,023	3	—	27,556	3.59
Total Traditional Banking	4,122	24,673	436	29,231	44,399	3,392,458	3,474	14	3,440,345	0.85
Warehouse lines of credit	—	1,335	—	1,335	—	533,959	—	—	533,959	0.25
Total Core Banking	4,122	26,008	436	30,566	44,399	3,926,417	3,474	14	3,974,304	0.77

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	9,572	—	9,572	—	15,601	—	—	15,601	61.36
Other TRS loans	—	125	—	125	—	192	—	—	192	65.10
Republic Credit Solutions	21	12,057	—	12,078	54	62,349	—	—	62,403	19.35
Total Republic Processing Group	21	21,754	—	21,775	54	78,142	—	—	78,196	27.85
Total	$4,143	$47,762	$436	$52,341	$44,453	$4,004,559	$3,474	$14	$4,052,500	1.29%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2017	Evaluated	Collectively	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,361	$3,501	$320	$6,182	$27,605	$892,122	$1,838	$—	$921,565	0.67%
Owner occupied - correspondent	—	292	—	292	—	116,792	—	—	116,792	0.25
Nonowner occupied	4	1,390	2	1,396	1,814	203,019	248	—	205,081	0.68
Commercial real estate	407	8,588	48	9,043	9,185	1,196,736	1,369	3	1,207,293	0.75
Construction & land development	107	2,257	—	2,364	733	149,332	—	—	150,065	1.58
Commercial & industrial	288	1,910	—	2,198	308	341,357	—	27	341,692	0.64
Lease financing receivables	—	174	—	174	—	16,580	—	—	16,580	1.05
Home equity	425	3,218	111	3,754	1,609	345,930	115	1	347,655	1.08
Consumer:
Credit cards	—	607	—	607	—	16,078	—	—	16,078	3.78
Overdrafts	—	974	—	974	—	974	—	—	974	100.00
Automobile loans	32	655	—	687	108	65,542	—	—	65,650	1.05
Other consumer	528	631	3	1,162	552	19,946	3	—	20,501	5.67
Total Traditional Banking	4,152	24,197	484	28,833	41,914	3,364,408	3,573	31	3,409,926	0.85
Warehouse lines of credit	—	1,314	—	1,314	—	525,572	—	—	525,572	0.25
Total Core Banking	4,152	25,511	484	30,147	41,914	3,889,980	3,573	31	3,935,498	0.77

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	12	—	12	—	11,648	—	—	11,648	0.10
Republic Credit Solutions	49	12,561	—	12,610	129	66,759	—	—	66,888	18.85
Total Republic Processing Group	49	12,573	—	12,622	129	78,407	—	—	78,536	16.07
Total	$4,201	$38,084	$484	$42,769	$42,043	$3,968,387	$3,573	$31	$4,014,034	1.07%

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	March 31, 2018			March 31, 2018
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,078	$10,370	$—	$10,580	$50	$—
Owner occupied - correspondent	383	383	—	192	4	—
Nonowner occupied	3,141	2,749	—	2,227	22	—
Commercial real estate	5,649	4,575	—	4,503	17	—
Construction & land development	476	476	—	534	5	—
Commercial & industrial	820	712	—	366	3	—
Lease financing receivables	—	—	—	—	—	—
Home equity	751	674	—	828	3	—
Consumer	53	53	—	39	1	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	19,146	19,026	2,558	18,840	172	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	325	322	5	340	3	—
Commercial real estate	6,829	6,829	777	6,477	73	—
Construction & land development	135	135	100	139	1	—
Commercial & industrial	87	87	88	188	1	—
Lease financing receivables	—	—	—	—	—	—
Home equity	861	861	507	802	7	—
Consumer	675	675	544	722	5	—
Total impaired loans	$50,409	$47,927	$4,579	$46,777	$367	$—

	As of			Three Months Ended
	December 31, 2017			March 31, 2017
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,664	$10,789	$—	$12,261	$29	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,784	1,704	—	1,394	8	—
Commercial real estate	5,504	4,430	—	5,153	21	—
Construction & land development	591	591	—	476	5	—
Commercial & industrial	20	20	—	61	1	—
Lease financing receivables	—	—	—	—	—	—
Home equity	1,071	981	—	1,350	4	—
Consumer	25	25	—	43	—	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	18,676	18,654	2,681	21,204	181	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	361	358	6	490	6	—
Commercial real estate	6,124	6,124	455	6,744	67	—
Construction & land development	142	142	107	401	5	—
Commercial & industrial	288	288	288	386	—	—
Lease financing receivables	—	—	—	—	—	—
Home equity	743	743	536	806	10	—
Consumer	767	767	612	63	—	—
Total impaired loans	$47,760	$45,616	$4,685	$50,832	$337	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2018 and December 31, 2017, $6 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	62	$4,797	180	$20,966	242	$25,763
Commercial real estate	2	1,342	14	6,519	16	7,861
Construction & land development	1	62	2	549	3	611
Commercial & industrial	—	—	5	25	5	25
Consumer	—	—	828	485	828	485
Total troubled debt restructurings	65	$6,201	1,029	$28,544	1,094	$34,745

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	62	$4,926	183	$20,189	245	$25,115
Commercial real estate	2	1,366	14	6,499	16	7,865
Construction & land development	1	67	3	666	4	733
Commercial & industrial	—	—	2	287	2	287
Consumer	—	—	830	637	830	637
Total troubled debt restructurings	65	$6,359	1,032	$28,278	1,097	$34,637

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2018 and December 31, 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$4	—	$—	1	$4
Rate reduction	144	17,205	34	3,162	178	20,367
Principal deferral	13	2,610	3	639	16	3,249
Legal modification	20	1,054	27	1,089	47	2,143
Total residential TDRs	178	20,873	64	4,890	242	25,763

Commercial related and construction/land development loans:
Interest only payments	3	808	—	—	3	808
Rate reduction	7	3,125	1	78	8	3,203
Principal deferral	10	3,147	3	1,339	13	4,486
Total commercial TDRs	20	7,080	4	1,417	24	8,497

Consumer loans:
Principal deferral	828	485	—	—	828	485
Total troubled debt restructurings	1,026	$28,438	68	$6,307	1,094	$34,745

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$5	1	$458	2	$463
Rate reduction	147	17,617	32	3,081	179	20,698
Principal deferral	13	1,436	2	121	15	1,557
Legal modification	21	1,118	28	1,279	49	2,397
Total residential TDRs	182	20,176	63	4,939	245	25,115

Commercial related and construction/land development loans:
Interest only payments	3	837	—	—	3	837
Rate reduction	7	3,185	1	79	8	3,264
Principal deferral	9	3,430	2	1,354	11	4,784
Total commercial TDRs	19	7,452	3	1,433	22	8,885

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total troubled debt restructurings	1,031	$28,265	66	$6,372	1,097	$34,637

As of March 31, 2018 and December 31, 2017,  82% and 82% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $3 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of March 31, 2018 and December 31, 2017. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at March 31, 2018 or December 31, 2017.

A summary of the categories of TDR loan modifications by respective performance as of March 31, 2018 and 2017 that were modified during the three months ended March 31, 2018 and 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	—	—	1	85	1	85
Principal deferral	1	1,204	1	522	2	1,726
Legal modification	—	—	—	—	—	—
Total residential TDRs	1	1,204	2	607	3	1,811

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	2	3	1	14	3	17
Total commercial TDRs	2	3	1	14	3	17

Consumer loans:
Principal deferral	1	61	—	—	1	61
Total troubled debt restructurings	4	$1,268	3	$621	7	$1,889

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	1	159	—	—	1	159
Principal deferral	—	—	—	—	—	—
Legal modification	2	38	—	—	2	38
Total residential TDRs	3	197	—	—	3	197

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	—	—	—	—	—	—
Principal deferral	—	—	—	—	—	—
Total commercial TDRs	—	—	—	—	—	—
Total troubled debt restructurings	3	$197	—	$—	3	$197

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of March 31, 2018 and 2017, 67% and 100% of the Bank’s TDRs that occurred during the first quarters of 2018 and 2017 were performing according to their modified terms. The Bank provided approximately $127,000 and $29,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first quarters of 2018 and 2017.

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2018 and 2017.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of March 31, 2018 and 2017 and for which there was a payment default during the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018		2017
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	1	$522	—	$—
Commercial & industrial	1	14	—	—

Total	2	$536	—	$—

Foreclosures

The following table presents the carrying amount of foreclosed properties held at March 31, 2018 and December 31, 2017 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2018	December 31, 2017

Residential real estate	$160	$115

Total other real estate owned	$160	$115

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,113	$1,392

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2018 and 2017. The Company based its estimated provision for EA losses on current year EA delinquency information and prior year IRS funding patterns of federal tax refunds subsequent to the first quarter.  Each year, all unpaid EAs are charged-off by the end of the second quarter.

Information regarding EAs follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Easy Advances originated	$430,212	$328,519
Net Charge to the Provision for Easy Advances	13,277	8,601
Provision to total Easy Advances originated	3.09%	2.62%
Easy Advances net charge-offs	$3,705	$860
Easy Advances net charge-offs to total Easy Advances originated	0.86%	0.26%

5. DEPOSITS

Ending deposit balances at March 31, 2018 and December 31, 2017 were as follows:

(in thousands)	March 31, 2018	December 31, 2017

Core Bank:
Demand	$952,510	$944,812
Money market accounts	587,162	546,998
Brokered money market accounts	366,060	373,242
Savings	191,423	182,800
Individual retirement accounts*	49,006	47,982
Time deposits, $250 and over*	77,234	77,891
Other certificates of deposit*	202,834	189,661
Brokered certificates of deposit*	48,626	46,089
Total Core Bank interest-bearing deposits	2,474,855	2,409,475
Total Core Bank noninterest-bearing deposits	1,065,902	988,537
Total Core Bank deposits	3,540,757	3,398,012

Republic Processing Group ("RPG"):
Money market accounts	1,641	1,641
Total RPG interest-bearing deposits	1,641	1,641

Brokered prepaid card deposits	22,022	1,509
Other noninterest-bearing deposits	153,203	31,996
Total RPG noninterest-bearing deposits	175,225	33,505
Total RPG deposits	176,866	35,146

Total deposits	$3,717,623	$3,433,158

*Represents a time deposit.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

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

At March 31, 2018 and December 31, 2017, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2018	December 31, 2017

Outstanding balance at end of period	$175,682	$204,021
Weighted average interest rate at end of period	0.50%	0.31%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$118,274	$71,824
Mortgage backed securities - residential	62,032	83,452
Collateralized mortgage obligations	45,905	84,693
Total securities pledged	$226,211	$239,969

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017

Average outstanding balance during the period	$257,439	$218,412
Average interest rate during the period	0.33%	0.05%
Maximum outstanding at any month end during the period	$215,281	$183,709

7. FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2018 and December 31, 2017, FHLB advances were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017

Overnight advances	$50,000	$330,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	380,000	397,500
Total FHLB advances	$440,000	$737,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2018 and December 31, 2017, Republic had available borrowing capacity of $641 million and $378 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of March 31, 2018 and December 31, 2017.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2018 (Overnight)	$50,000	1.72%
2018 (Term)	110,000	1.65
2019	100,000	1.80
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	10,000	2.14
Thereafter	—	—
Total	$440,000	1.79%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

(dollars in thousands)	March 31, 2018	December 31, 2017

Outstanding balance at end of period	$50,000	$330,000
Weighted average interest rate at end of period	1.72%	1.42%

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017

Average outstanding balance during the period	$144,889	$109,333
Average interest rate during the period	1.44%	0.69%
Maximum outstanding at any month end during the period	$560,000	$320,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2018	December 31, 2017

First lien, single family residential real estate	$1,121,052	$1,123,402
Home equity lines of credit	317,751	320,649

8. OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2018	December 31, 2017

Unused warehouse lines of credit	$491,942	$525,328
Unused home equity lines of credit	378,232	367,887
Unused loan commitments - other	703,759	598,002
Standby letters of credit	12,645	12,643
FHLB letter of credit	10,000	10,000
Total commitments	$1,596,578	$1,513,860

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

9. FAIR VALUE

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

The Bank used the following methods and significant assumptions to estimate fair value:

Available-for-sale debt securities: Except for the Bank’s private label mortgage backed security and its TRUP investment, the fair value of available-for-sale debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Bank’s private label mortgage backed security remains illiquid, and as such, the Bank classifies this security as a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (present value model) approach in determining the fair value of this security.

See in this section of the filing under Footnote 2 “Investment Securities” for additional discussion regarding the Bank’s private label mortgage backed security.

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at March 31, 2018. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

Equity securities with readily determinable fair value: Quoted market prices in an active market are available for the Bank’s Community Reinvestment Act (“CRA”) mutual fund investment and fall within Level 1 of the fair value hierarchy.

The fair value of the Company’s Freddie Mac preferred stock is determined by matrix pricing, as described above (Level 2 inputs).

Mortgage loans held for sale, at fair value: The fair value of mortgage loans held for sale is determined using quoted secondary market prices. Mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Consumer loans held for sale, at fair value: The Company has elected to carry certain installment loans, which are originated through its RCS segment and generally sold within 21 days of origination, at fair value.  The fair value for these loans is based on contractual terms, Level 3 inputs.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at March 31, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$217,001	$—	$217,001
Private label mortgage backed security	—	—	4,120	4,120
Mortgage backed securities - residential	—	100,238	—	100,238
Collateralized mortgage obligations	—	82,745	—	82,745
Corporate bonds	—	9,979	—	9,979
Trust preferred security	—	—	3,900	3,900
Total available-for-sale debt securities	$—	$409,963	$8,020	$417,983

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$328	$—	$328
Community Reinvestment Act mutual fund	2,418	—	—	2,418
Total equity securities with readily determinable fair value	$2,418	$328	$—	$2,746

Mortgage loans held for sale	$—	$4,496	$—	$4,496
Consumer loans held for sale	—	—	2,419	2,419
Rate lock loan commitments	—	443	—	443
Mandatory forward contracts	—	47	—	47
Interest rate swap agreements	—	1,494	—	1,494

Financial liabilities:
Interest rate swap agreements	$—	$1,360	$—	$1,360

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$307,592	$—	$307,592
Private label mortgage backed security	—	—	4,449	4,449
Mortgage backed securities - residential	—	106,374	—	106,374
Collateralized mortgage obligations	—	87,163	—	87,163
Corporate bonds	—	15,125	—	15,125
Trust preferred security	—	—	3,600	3,600
Total available-for-sale debt securities	$—	$516,254	$8,049	$524,303

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Total equity securities with readily determinable fair value	$2,455	$473	$—	$2,928

Mortgage loans held for sale	$—	$5,761	$—	$5,761
Consumer loans held for sale	—	—	2,677	2,677
Rate lock loan commitments	—	310	—	310
Interest rate swap agreements	—	312	—	312

Financial liabilities:
Mandatory forward contracts	$—	$9	$—	$9
Interest rate swap agreements	—	403	—	403

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2018 and 2017.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Balance, beginning of period	$4,449	$4,777
Total gains or losses included in earnings:
Net change in unrealized gain	(2)	53
Recovery of actual losses previously recorded	38	—
Principal paydowns	(365)	(148)
Balance, end of period	$4,120	$4,682

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

.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
March 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,120	Discounted cash flow	(1) Constant prepayment rate	5.0% - 6.5%

			(2) Probability of default	1.8% - 8.0%

			(3) Loss severity	50% - 85%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,449	Discounted cash flow	(1) Constant prepayment rate	3.5% - 6.5%

			(2) Probability of default	1.8% - 8.0%

			(3) Loss severity	60% - 85%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Balance, beginning of period	$3,600	$3,200
Total gains or losses included in earnings:
Discount accretion	10	11
Net change in unrealized gain	290	(11)
Balance, end of period	$3,900	$3,200

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	March 31, 2018	December 31, 2017

Aggregate fair value	$4,496	$5,761
Contractual balance	4,412	5,668
Unrealized gain	84	93

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2018 and 2017 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Interest income	$72	$67
Change in fair value	(9)	(7)
Total included in earnings	$63	$60

Consumer Loans Held for Sale

RCS carries loans originated for sale through its installment loan program at fair value. Such loans are generally sold within 21 days of origination, with their fair value based on contractual terms. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2018 and December 31, 2017.

A reconciliation of the Company’s consumer loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 is included in Footnote 3 of this section of the filing.

The significant unobservable inputs in the fair value measurement of the Bank’s installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans as of March 31, 2018 and December 31, 2017:

	Fair	Valuation
March 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,419	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,677	Contractual Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of March 31, 2018 and December 31, 2017 the aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, was as follows:

(in thousands)	March 31, 2018	December 31, 2017

Aggregate fair value	$2,419	$2,677
Contractual balance	2,291	2,535
Unrealized gain	128	142

The total amount of net gains from changes in fair value included in earnings for the three months ended March 31, 2018 and 2017 for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Interest income	$176	$186
Change in fair value	(14)	82
Total included in earnings	$162	$268

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,269	$3,269
Nonowner occupied	—	—	1,339	1,339
Commercial real estate	—	—	1,342	1,342
Commercial & industrial	—	—	744	744
Home equity	—	—	308	308
Total impaired loans*	$—	$—	$7,002	$7,002

Premises	$—	$—	$2,896	$2,896

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,107	$4,107
Nonowner occupied	—	—	237	237
Commercial real estate	—	—	1,366	1,366
Home equity	—	—	393	393
Total impaired loans*	$—	$—	$6,103	$6,103

Other real estate owned:
Residential real estate	$—	$—	$83	$83
Total other real estate owned	$—	$—	$83	$83

Premises	$—	$—	$3,017	$3,017

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,269	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 54% (12%)

Impaired loans - residential real estate nonowner occupied	$1,339	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (13%)

Impaired loans - commercial real estate	$79	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,263	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$744	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$308	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (14%)

Premises	$2,896	Sales comparison approach	Adjustments determined for differences between comparable sales	8% - 68% (24%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 54% (10%)

Impaired loans - residential real estate nonowner occupied	$237	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 8% (5%)

Impaired loans - commercial real estate	$79	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,287	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$393	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 23% (15%)

Other real estate owned - residential real estate	$83	Sales comparison approach	Adjustments determined for differences between comparable sales	86% (86%)

Premises	$3,017	Sales comparison approach	Adjustments determined for differences between comparable sales	4% - 67% (21%)

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

Impaired collateral-dependent loans are as follows:

(in thousands)	March 31, 2018	December 31, 2017

Carrying amount of loans measured at fair value	$6,293	$5,358
Estimated selling costs considered in carrying amount	725	752
Valuation allowance	(16)	(7)
Total fair value	$7,002	$6,103

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Provisions on collateral-dependent, impaired loans	$429	$8

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	March 31, 2018	December 31, 2017

Other real estate owned carried at fair value	$—	$83
Other real estate owned carried at cost	160	32
Total carrying value of other real estate owned	$160	$115

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Other real estate owned write-downs during the period	$—	$70

Premises

The Company’s Traditional Banking segment classified four of its former banking centers as held for sale as of March 31, 2018 and December 31, 2017. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to these properties were as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Impairment charges on premises	$104	$58

The carrying amounts and estimated fair values of all financial instruments at March 31, 2018 and December 31, 2017 follow:

		Fair Value Measurements at
		March 31, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$362,122	$362,122	$—	$—	$362,122
Available-for-sale debt securities	417,983	—	409,963	8,020	417,983
Held-to-maturity debt securities	62,844	—	63,515	—	63,515
Equity securities with readily determinable fair values	2,746	2,418	328	—	2,746
Mortgage loans held for sale, at fair value	4,496	—	4,496	—	4,496
Consumer loans held for sale, at fair value	2,419	—	—	2,419	2,419
Consumer loans held for sale, at the lower of cost or fair value	7,380	—	7,380	—	7,380
Loans, net	4,000,159	—	—	3,978,974	3,978,974
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	11,772	—	11,772	—	11,772

Liabilities:
Noninterest-bearing deposits	$1,241,127	—	$1,241,127	—	$1,241,127
Transaction deposits	2,098,796	—	2,098,796	—	2,098,796
Time deposits	377,700	—	373,075	—	373,075
Securities sold under agreements to repurchase and other short-term borrowings	175,682	—	175,682	—	175,682
Federal Home Loan Bank advances	440,000	—	432,140	—	432,140
Subordinated note	41,240	—	32,352	—	32,352
Accrued interest payable	1,041	—	1,041	—	1,041

NA - Not applicable

		Fair Value Measurements at
		December 31, 2017:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$299,351	$299,351	$—	$—	$299,351
Available-for-sale debt securities	524,303	—	516,727	8,049	524,303
Held-to-maturity debt securities	64,227	—	65,133	—	65,133
Equity securities with readily determinable fair values	2,928	2,455	473	—	2,928
Mortgage loans held for sale, at fair value	5,761	—	5,761	—	5,761
Consumer loans held for sale, at fair value	2,677	—	—	2,677	2,677
Consumer loans held for sale, at the lower of cost or fair value	8,551	—	8,551	—	8,551
Loans, net	3,971,265	—	—	3,938,998	3,938,998
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	12,082	—	12,082	—	12,082

Liabilities:
Noninterest-bearing deposits	$1,022,042	—	$1,022,042	—	$1,022,042
Transaction deposits	2,049,493	—	2,049,493	—	2,049,493
Time deposits	361,623	—	358,627	—	358,627
Securities sold under agreements to repurchase and other short-term borrowings	204,021	—	204,021	—	204,021
Federal Home Loan Bank advances	737,500	—	730,712	—	730,712
Subordinated note	41,240	—	31,763	—	31,763
Accrued interest payable	1,100	—	1,100	—	1,100

NA - Not applicable

10. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Balance, beginning of period	$5,761	$11,662
Origination of mortgage loans held for sale	29,410	33,245
Proceeds from the sale of mortgage loans held for sale	(31,452)	(40,691)
Net gain on sale of mortgage loans held for sale	777	977
Balance, end of period	$4,496	$5,193

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Net gain realized on sale of mortgage loans held for sale	$597	$788
Net change in fair value recognized on loans held for sale	(9)	(7)
Net change in fair value recognized on rate lock loan commitments	133	319
Net change in fair value recognized on forward contracts	56	(123)
Net gain recognized	777	977

Loan servicing income	605	536
Amortization of mortgage servicing rights	(362)	(353)
Net servicing income recognized	243	183
Total Mortgage Banking income	$1,020	$1,160

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Balance, beginning of period	$5,044	$5,180
Additions	243	331
Amortized to expense	(362)	(353)
Balance, end of period	$4,925	$5,158

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2018 and 2017.

Other information relating to mortgage servicing rights follows:

(in thousands)	March 31, 2018	December 31, 2017

Fair value of mortgage servicing rights portfolio	$8,841	$7,984
Monthly weighted average prepayment rate of unpaid principal balance*	176%	200%
Discount rate	10%	10%
Weighted average default rate	4.08%	3.75%
Weighted average life in years	5.99	5.49

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2018		December 31, 2017
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$4,412	$4,496	$5,668	$5,761

Included in other assets:
Rate lock loan commitments	$21,663	$443	$14,696	$310
Mandatory forward contracts	21,604	47	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$17,159	$9

11. INTEREST RATE SWAPS

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

The following table reflects information about swaps designated as cash flow hedges as of March 31, 2018 and December 31, 2017:

					March 31, 2018		December 31, 2017
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$67	$53	$(60)	$(25)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	67	53	(31)	(48)
	$20,000				$134	$106	$(91)	$(73)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Interest rate swap on money market deposits	$14	$34
Interest rate swap on FHLB advance	12	32
Total interest expense on swap transactions	$26	$66

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Gains recognized in OCI on derivative (effective portion)	$199	$28

Losses reclassified from OCI on derivative (effective portion)	(26)	(66)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

The estimated net amount of the existing losses reported in AOCI at March 31, 2018 expected to be reclassified into earnings within the next 12 months is $16,000.

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

A summary of the Bank’s interest rate swaps related to clients as of March 31, 2018 and December 31, 2017 is included in the following table:

		March 31, 2018		December 31, 2017
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients	Pay variable/receive fixed	$61,115	$(1,360)	$61,419	$84
Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	61,115	1,360	61,419	(84)
Total		$122,230	$—	$122,838	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.5 million and $1.5 million  at March 31, 2018 and December 31, 2017.

12. EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017

Net income	$27,469	$20,017
Dividends declared on Common Stock:
Class A Shares	(4,517)	(3,891)
Class B Shares	(494)	(427)
Undistributed net income for basic earnings per share	22,458	15,699
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(24)	(17)
Undistributed net income for diluted earnings per share	$22,434	$15,682

Weighted average shares outstanding:
Class A Shares	18,677	18,671
Class B Shares	2,243	2,244
Effect of dilutive securities on Class A Shares outstanding	98	81
Weighted average shares outstanding including dilutive securities	21,018	20,996

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.24	$0.21
Undistributed earnings per share*	1.08	0.76
Total basic earnings per share - Class A Common Stock	$1.32	$0.97

Class B Common Stock
Per share dividends distributed	$0.22	$0.19
Undistributed earnings per share*	0.99	0.69
Total basic earnings per share - Class B Common Stock	$1.21	$0.88

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.24	$0.21
Undistributed earnings per share*	1.08	0.75
Total diluted earnings per share - Class A Common Stock	$1.32	$0.96

Class B Common Stock:
Per share dividends distributed	$0.22	$0.19
Undistributed earnings per share*	0.98	0.69
Total diluted earnings per share - Class B Common Stock	$1.20	$0.88

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2018	2017

Antidilutive stock options	4,500	—
Average antidilutive stock options	4,500	—

13. STOCK PLANS AND STOCK BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which became effective April 23, 2015 when the Company’s shareholders approved the 2015 Plan. The 2015 Plan replaced the Company’s 2005 Stock Incentive Plan, which expired on March 15, 2015.

The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain circumstances, such as stock dividends, stock splits, or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on their grant date.

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

The following table summarizes stock option activity from January 1, 2017 through March 31, 2018:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2017	312,600	$24.49
Granted	4,500	35.54
Exercised	(3,500)	19.63
Forfeited or expired	(18,600)	24.99
Outstanding, December 31, 2017	295,000	$24.68	2.86	$3,935,010

Outstanding, January 1, 2018	295,000	$24.68
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding, March 31, 2018	295,000	$24.68	2.61	$4,017,610

Unvested	295,000	$24.68	2.61	$4,017,610
Exercisable (vested) at March 31, 2018	—	$—	—	$—

Information related to stock options for each period follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017

Intrinsic value of options exercised	$—	$44
Cash received from options exercised, net of shares redeemed	—	33
Weighted-average fair value per share of options granted	NA	NA

NA - Not applicable

Restricted Stock Awards

Restricted stock awards generally vest within six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2017 through March 31, 2018:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	77,000	$20.02
Granted	7,413	35.77
Forfeited	(750)	19.85
Earned and issued	(42,053)	21.66
Outstanding, December 31, 2017	41,610	$21.18

Outstanding, January 1, 2018	41,610	$21.18
Granted	36,000	38.32
Forfeited	—	—
Earned and issued	—	—
Outstanding, March 31, 2018	77,610	$29.13

Unvested	77,610	$29.13

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

The following table summarizes PSU activity from January 1, 2017 through March 31, 2018:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	(6,500)	23.48
Earned and issued	—	—
Outstanding, December 31, 2017	48,500	$23.08

Outstanding, January 1, 2018	48,500	$23.08
Granted	—	—
Forfeited	—	—
Earned and issued	—	—
Outstanding, March 31, 2018	48,500	$23.08

Unvested	48,500	$23.08

Expense Related to the 2015 Stock Incentive Plan

The Company recorded expense related to the 2015 Plan for the three months ended March 31, 2018 and 2017 as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Stock option expense	$62	$63
Restricted stock award expense	64	215
Performance stock unit expense	26	132
Total expense	$152	$410

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
Year Ended (in thousands)	Options	Stock Awards	Stock Units	Total

2018	$182	$380	$79	$641
2019	139	261	—	400
2020	35	261	—	296
2021	5	261	—	266
2022	1	237	—	238
2023 and beyond	—	135	—	135
Total	$362	$1,535	$79	$1,976

14. INCOME TAXES

On December 22, 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act (“TCJA”).  The TCJA, among other things, reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018.  Primarily as a result of the TCJA, the Company’s effective tax rate decreased from 33.43% during the first quarter of 2017 to 21.31% during the first quarter of 2018.

The following table illustrates the difference between the Company’s effective tax rate and the federal statutory rates of 21% in 2018 and 35% in 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Federal statutory rate times financial statement income	21.00%	35.00%
Effect of:
State taxes, net of federal benefit	1.95	0.26
General business tax credits	(0.41)	—
Nontaxable income	(0.71)	(1.05)
Other, net	(0.52)	(0.78)
Effective tax rate	21.31	33.43

As a result of the reduced tax rate, the Company incurred a charge of $6.3 million to income tax expense during the fourth quarter of 2017 representing the decrease in value of its net DTA upon enactment of the TCJA. With the exception of deferred taxes related to depreciation on a portion of its property and equipment, the Company has materially completed its accounting for the tax effects upon enactment of the TCJA. Regarding its deferred taxes related to depreciation, the Company awaits the completion of a cost segregation study. At March 31, 2018 and December 31, 2017, the Company did not have the necessary information available, analyzed or prepared to make a reasonable estimate of the impact of the cost segregation study on its deferred taxes related to depreciation. The cost segregation study is scheduled to be completed in the latter half of 2018, prior to the Company’s filing of its 2017 income tax returns. The cost segregation study is expected to provide the Company with the necessary information to complete the accounting for the deferred taxes related to depreciation.

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Available-for-Sale Debt Securities:
Change in unrealized gain (loss) on available-for-sale debt securities (2018), debt and equity securities (2017)	$(2,117)	$706
Adjustment for adoption of ASU 2016-01	(428)	—
Change in unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	(2)	53
Net unrealized (losses) gains	(2,547)	759
Tax effect	535	(266)
Net of tax	(2,012)	493

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	199	28
Reclassification amount for derivative losses realized in income	26	66
Net unrealized gains	225	94
Tax effect	(46)	(33)
Net of tax	179	61

Total other comprehensive (loss) income components, net of tax	$(1,833)	$554

Significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2018 and 2017:

		Amounts Reclassified From Accumulated
		Other Comprehensive (Loss) Income
	Affected Line Items	Three Months Ended
	in the Consolidated	March 31,
(in thousands)	Statements of Income	2018	2017

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$(14)	$(34)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(12)	(32)
Total derivative losses on cash flow hedges	Total interest expense	(26)	(66)
Tax effect	Income tax expense	9	23
Net of tax	Net income	$(17)	$(43)

The following is a summary of the AOCI balances, net of tax:

		2018
(in thousands)	December 31, 2017	Change	March 31, 2018

Unrealized loss on available-for-sale debt securities and reclassification of equity securities	$(604)	$(2,011)	$(2,615)
Unrealized gain (loss) on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	1,093	(1)	1,092
Unrealized gain (loss) on cash flow hedges	(73)	179	106
Total unrealized gain (loss)	$416	$(1,833)	$(1,417)

		2017
(in thousands)	December 31, 2016	Change	March 31, 2017

Unrealized gain on available-for-sale debt and equity securities	$237	$459	$696
Unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	706	34	740
Unrealized gain (loss) on cash flow hedges	(256)	61	(195)
Total unrealized gain	$687	$554	$1,241

16. REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”).  While this update modified guidance for recognizing revenue, it did not have a material impact on the timing or presentation of the Company’s revenue. The majority of Company’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to its client. The Company did elect a practical expedient permitted under this guidance which allows it to expense as-incurred incremental costs of obtaining a contract when the amortization period of those costs would be less than one year.

The following tables present the Company’s net revenue by reportable segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$38,188	$3,591	$72	$41,851	$18,686	$7,128	$25,814	$67,665

Noninterest income:
Service charges on deposit accounts	3,547	8	—	3,555	—	—	—	3,555
Net refund transfer fees	—	—	—	—	16,352	—	16,352	16,352
Mortgage banking income(1)	—	—	1,020	1,020	—	—	—	1,020
Interchange fee income	2,538	—	—	2,538	109	20	129	2,667
Program fees(1)	—	—	—	—	59	1,637	1,696	1,696
Increase in cash surrender value of BOLI(1)	371	—	—	371	—	—	—	371
Net gains (losses) on OREO	132	—	—	132	—	—	—	132
Other	414	—	38	452	1,001	299	1,300	1,752
Total noninterest income	7,002	8	1,058	8,068	17,521	1,956	19,477	27,545

Total net revenue	$45,190	$3,599	$1,130	$49,919	$36,207	$9,084	$45,291	$95,210

Net-revenue concentration(2)	47%	4%	1%	52%	38%	10%	48%	100%

	Three Months Ended March 31, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$32,661	$3,900	$67	$36,628	$14,962	$4,848	$19,810	$56,438

Noninterest income:
Service charges on deposit accounts	3,280	6	—	3,286	(39)	—	(39)	3,247
Net refund transfer fees	—	—	—	—	15,382	—	15,382	15,382
Mortgage banking income(1)	—	—	1,160	1,160	—	—	—	1,160
Interchange fee income	2,217	—	—	2,217	97	12	109	2,326
Program fees(1)	—	—	—	—	(17)	1,108	1,091	1,091
Increase in cash surrender value of BOLI(1)	391	—	—	391	—	—	—	391
Net gains (losses) on OREO	142	—	—	142	—	—	—	142
Other	489	—	12	501	10	673	683	1,184
Total noninterest income	6,519	6	1,172	7,697	15,433	1,793	17,226	24,923

Total net revenue	$39,180	$3,906	$1,239	$44,325	$30,395	$6,641	$37,036	$81,361

Net-revenue concentration(2)	48%	5%	2%	55%	37%	8%	45%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

The following represents information for significant revenue streams subject to ASC 606:

Service charges on deposits – The Company earns revenue for account-based and event-driven services on its retail and commercial deposit accounts. Contracts for these services are generally in the form of deposit agreements, which disclose fees for deposit services. Revenue for event-driven services is recognized in close proximity or simultaneously with service performance. Revenue for certain account-based services may be recognized at a point in time or over the period the service is rendered, typically no longer than a month. Examples of account-based and event-driven service charges on deposits include per item fees, paper-statement fees, check-cashing fees, and analysis fees.

Net refund transfer fees – A Refund Transfer (“RT”) is a fee-based product offered by the Bank through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer.  RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer.  RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check printed at a tax office, direct deposit to the taxpayer’s personal bank account, loaded to a NetSpend Visa® Prepaid Card or Walmart Direct2Cash.

The Company executes contracts with individual Tax Providers to offer RTs to their taxpayer customers. RT revenue is recognized by the Bank immediately after the taxpayer’s refund is disbursed in accordance with the RT contract with the taxpayer customer. The fee paid by the taxpayer for the RT is shared between the Bank and the Tax Providers based on contracts executed between the parties.

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the obligations undertaken by the Tax Provider for each individual RT program, with more obligations generally corresponding to higher RT revenue share. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfilment of RT contracts are generally expensed during the first half of the year.

Interchange fee income – As an “issuing bank” for card transactions, the Company earns interchange fee income on transactions executed by its cardholders with various third-party merchants. Through third-party intermediaries, merchants compensate the Company for each transaction for the ability to efficiently settle the transaction and for the Company’s willingness to accept certain risks inherent in the transaction. There is no written contract between the merchant and the Company, but a contract is implied between the two parties by customary business practices.  Interchange fee income is recognized almost simultaneously by the Company upon the completion of a related card transaction.

The Company compensates its cardholders by way of cash or other “rewards” for generating card transactions. These rewards are disclosed in cardholder agreements between the Company and its cardholders. Reward costs  are accrued over time based on card transactions generated by the cardholder.    Interchange fee income is presented net of reward costs within noninterest income.

Net gains/(losses) on other real estate – The Company routinely sells other real estate (“OREO”) it has acquired through loan foreclosure. Net gains/(losses) on OREO reflect both 1) the gain or loss recognized upon an executed deed and 2) mark-to-market writedowns the Company takes on its OREO inventory.

The Company generally recognizes gains or losses on OREO at the time of an executed deed, although gains may be recognized over a financing period if the Company finances the sale. For financed OREO sales, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.

Mark-to-market writedowns taken by the Company during the property’s holding period are generally at least 10% per year but may be higher based on updated real estate appraisals or BPOs. Incremental expenditures to bring OREO to salable condition are generally expensed as-incurred.

Capital commitment fee – The Company received and recorded a $1.0 million nonrefundable capital commitment fee during the first quarter of 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered to the third party’s customers through the Bank. The completion of the infrastructure and the first disbursement of funds were made for this new credit product during the first quarter of 2018. Incremental expenses incurred by the Company to fulfil its obligation under this contract were expensed as-incurred.

17. SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of March 31, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, RPS and RCS. During the third quarter of 2017, due to RCS’s growth in revenue relative to the total Company’s revenue, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management is reporting the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

The nature of segment operations and the primary drivers of net revenue by reportable segment are provided below:

Reportable Segment:	Nature of Operations:	Primary Drivers of Net Revenue:

Core Banking:

Traditional Banking

Provides traditional banking products to clients in its market footprint primarily via its network of banking centers and to clients outside of its market footprint primarily via its Digital and Correspondent Lending delivery channels.

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

Republic Credit Solutions

Offers consumer credit products. RCS products are primarily provided to clients outside of the Bank’s market footprint, with a substantial portion of RCS clients considered subprime or near prime borrowers.

Unsecured, consumer loans.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2017 Annual Report on Form 10-K.  Segment performance is evaluated using operating income. Goodwill is allocated to the Traditional Banking segment. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made. Transactions among reportable segments are made at carrying value.

Segment information for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$38,188	$3,591	$72	$41,851	$18,686	$7,128	$25,814	$67,665

Provision for loan and lease losses	939	21	—	960	13,389	2,906	16,295	17,255

Net refund transfer fees	—	—	—	—	16,352	—	16,352	16,352
Mortgage banking income	—	—	1,020	1,020	—	—	—	1,020
Program fees	—	—	—	—	59	1,637	1,696	1,696
Other noninterest income	7,002	8	38	7,048	1,110	319	1,429	8,477
Total noninterest income	7,002	8	1,058	8,068	17,521	1,956	19,477	27,545

Total noninterest expense	33,392	839	1,204	35,435	6,525	1,085	7,610	43,045

Income (loss) before income tax expense	10,859	2,739	(74)	13,524	16,293	5,093	21,386	34,910
Total income tax expense (benefit)	1,772	627	(16)	2,383	3,854	1,204	5,058	7,441
Net income (loss)	$9,087	$2,112	$(58)	$11,141	$12,439	$3,889	$16,328	$27,469

Period-end total assets	$4,344,341	$534,545	$9,864	$4,888,750	$129,395	$60,189	$189,584	$5,078,334

Net interest margin	3.59%	3.21%	NM	3.55%	NM	NM	NM	5.50%

Net-revenue concentration*	47%	4%	1%	52%	38%	10%	48%	100%

	Three Months Ended March 31, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$32,661	$3,900	$67	$36,628	$14,962	$4,848	$19,810	$56,438

Provision for loan and lease losses	467	(226)	—	241	8,341	3,769	12,110	12,351

Net refund transfer fees	—	—	—	—	15,382	—	15,382	15,382
Mortgage banking income	—	—	1,160	1,160	—	—	—	1,160
Program fees	—	—	—	—	(17)	1,108	1,091	1,091
Other noninterest income	6,519	6	12	6,537	68	685	753	7,290
Total noninterest income	6,519	6	1,172	7,697	15,433	1,793	17,226	24,923

Total noninterest expense	30,088	777	1,214	32,079	6,069	791	6,860	38,939

Income before income tax expense	8,625	3,355	25	12,005	15,985	2,081	18,066	30,071
Income tax expense	2,262	1,227	9	3,498	5,801	755	6,556	10,054
Net income	$6,363	$2,128	$16	$8,507	$10,184	$1,326	$11,510	$20,017

Period-end total assets	$4,017,173	$493,127	$15,080	$4,525,380	$108,858	$30,554	$139,412	$4,664,792

Net interest margin	3.30%	3.57%	NM	3.33%	NM	NM	NM	4.99%

Net-revenue concentration*	48%	5%	2%	55%	37%	8%	45%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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
•

other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2018,  the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”) and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”) and RCS. During the third quarter of 2017, due to RCS’s growth in revenue relative to the total Company’s revenue, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management is reporting the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and divisions within those segments operate through the Bank. All prior periods have been reclassified to conform to the current presentation.

Table 1 — Segment Information

	Three Months Ended March 31, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income (loss)	$9,087	$2,112	$(58)	$11,141	$12,439	$3,889	$16,328	$27,469
Period-end total assets	4,344,341	534,545	9,864	4,888,750	129,395	60,189	189,584	5,078,334
Net interest margin	3.59%	3.21%	NM	3.55%	NM	NM	NM	5.50%
Net-revenue concentration*	47%	4%	1%	52%	38%	10%	48%	100%

	Three Months Ended March 31, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$6,363	$2,128	$16	$8,507	$10,184	$1,326	$11,510	$20,017
Period-end total assets	4,017,173	493,127	15,080	4,525,380	108,858	30,554	139,412	4,664,792
Net interest margin	3.30%	3.57%	NM	3.33%	NM	NM	NM	4.99%
Net-revenue concentration*	48%	5%	2%	55%	37%	8%	45%	100%

* Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM — Not Meaningful

For expanded segment financial data see Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2018, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 33

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Independence — 1 (closed April 3, 2018)

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 6

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

As of March  31,  2018 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

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

In general, commercial lending credit approvals and processing are prepared and underwritten through the Bank’s Commercial Credit Administration Department (“CAD”). Clients are generally located within the Bank’s market footprint, or in an adjacent area to the market footprint.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a focus on Commercial & Industrial (“C&I”), Commercial Real Estate (“CRE”), and to a lesser degree Construction and Development (“C&D”) lending. The targeted C&I credit size for client relationships is typically between $2 million and $15 million, with some exceptions for large corporate borrowers of higher credit quality.

Corporate Banking focuses on larger C&I and CRE opportunities. For CRE loans, Corporate Banking focuses on stabilized CRE with low leverage and strong cash flows.  Borrowers are generally single-asset entities and loan sizes typically range between $5 million and $20 million. Primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. The majority of interest rates offered are based on the 30-day London Interbank Offered Rate (“LIBOR”). Fixed rate terms of up to 10 years are available to borrowers by utilizing interest rate swaps.  In some cases, limited or non-recourse (of owners) loans will be issued, with such cases based upon the capital position, cash flows, and stabilization of the borrowing entity.

The Business Banking Department, and to some extent the Bank’s Retail Banking group, focuses on locally based small-to-medium sized businesses in the Bank’s market footprint with annual revenue between $1 million and $20 million. The needs of these clients range from expansion or acquisition, equipment financing, owner-occupied real estate financing, and operating lines of credit. The Bank’s lenders utilize all appropriate programs of the Small Business Administration (“SBA”) to reduce credit risk exposure. Additionally, the Bank looks to make loans to real estate investors for various types of investment properties, including rental homes and apartments, shopping centers, office buildings, and loans to various not-for-profit agencies located within the Bank’s market footprint. The targeted credit size for a relationship in this area is between $500,000 and $5 million.

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

See additional detail regarding the Traditional Banking segment under Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding the Warehouse Lending segment under Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional detail regarding the Mortgage Banking segment under Footnote 10 “Mortgage Banking Activities” and Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

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

The Easy Advance (“EA”) tax credit product is a loan that allows a taxpayer to receive an advance of a portion of their refund, with the taxpayer’s Tax Provider paying all fees to RB&T for the advance. First offered by TRS in 2016, the EA has the following features:

•	Offered only during the first two months of each year;
•	No EA fee is charged to the taxpayer customer;
•	All fees for the EA are paid by the Tax Providers with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;
•	No requirement that the taxpayer customer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank is deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans. EAs are generally repaid within three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with provisions for all probable EA losses made in the first quarter of each year. Unpaid EAs are charged-off within 111 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay.  RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line of credit – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity.  Loan balances held for sale are carried at the lower of cost or fair value.

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

OVERVIEW (Three Months Ended March  31,  2018 Compared to Three Months Ended March  31,  2017)

Total Company net income for the first quarter of 2018 was $27.5 million, a $7.5 million, or 37%, increase from the same period in 2017. Diluted earnings per Class A Common Share (“Diluted EPS”) increased to $1.32 for the quarter ended March 31, 2018 compared to $0.96 for the same period in 2017.

The Company’s performance metrics for the first quarter of 2018 were positively impacted by the 2017 Tax Cuts and Jobs Act (“TCJA”), which, among other things, lowered the federal corporate tax rate from 35% to 21%, effective January 1, 2018. Primarily due to the TCJA, the Company’s effective tax rate decreased to 21.3% during the first quarter of 2018 from 33.4% for the same period in 2017. The 12.1% lower effective tax rate for the first quarter of 2018 versus the first quarter of 2017 equated to approximately $4.0 million in additional net income and $0.19 in Diluted EPS.

Other general highlights by reportable segment consisted of the following:

Traditional Banking segment

•	Net income increased $2.7 million, or 43%, for the first quarter of 2018 compared to the same period in 2017.

•	Net interest income increased $5.5 million, or 17%, for the first quarter of 2018 compared to the same period in 2017.

•	The Traditional Banking provision for loan and lease losses (“Provision”) was $939,000 for the first quarter of 2018 compared to $467,000 for the same period in 2017.

•	Total noninterest income increased $483,000, or 7%, for the first quarter of 2018 compared to the same period in 2017.

•	Total noninterest expense increased $3.3 million, or 11%, for the first quarter of 2018 compared to same period in 2017.

•	Gross Traditional Bank loans grew $30 million, or 1%, from December 31, 2017 to March 31, 2018.

•	Traditional Bank deposits grew $153 million, or 5%, from December 31, 2017 to March 31, 2018.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.43% at March 31, 2018 compared to 0.41% at December 31, 2017.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.24% at March 31, 2018 compared to 0.25% at December 31, 2017.

Warehouse Lending segment

•	Net income decreased $16,000, or 1%, for the first quarter of 2018 compared to the same period in 2017.

•	Net interest income decreased $309,000, or 8%, for the first quarter of 2018 compared to the same period in 2017.

•	The Warehouse Provision was a net charge of $21,000 for the first quarter of 2018 compared to a net credit of $226,000 for the same period in 2017.

•	Total committed Warehouse lines remained at $1.0 billion from December 31, 2017 to March 31, 2018.

•	Average line usage was 44% during the first quarter of 2018 compared to 43% during the same period in 2017.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $140,000, or 12%, during the first quarter of 2018 compared to the same period in 2017.

•	Overall, Republic’s originations of secondary market loans totaled $29 million during the first quarter of 2018 compared to $33 million during the same period in 2017.

Tax Refund Solutions segment

•	Net income increased $2.3 million, or 22%, for the first quarter of 2018 compared to the same period in 2017.

•	Net interest income increased $3.7 million, or 25%, for the first quarter of 2018 compared to the same period in 2017.

•	Overall, TRS recorded a net charge to the Provision of $13.4 million during the first quarter of 2018, compared to a net charge of $8.3 million for the same period in 2017.

•	Noninterest income increased $2.1 million, or 14%, for the first quarter of 2018 compared to the same period in 2017.

•	Net RT revenue increased $970,000, or 6%, for the first quarter of 2018 compared to the same period in 2017.

•	Noninterest expenses were $6.5 million for the first quarter of 2018 compared to $6.1 million for the same period in 2017.

•	Total EA originations were $430 million during the first quarter of 2018 compared to $329 million for the same period in 2017.

Republic Credit Solutions segment

•	Net income increased $2.6 million for the first quarter of 2018 compared to the same period in 2017.

•	Net interest income increased $2.3 million, or 47%, for the first quarter of 2018 compared to the same period in 2017.

•	Overall, RCS recorded a net charge to the Provision of $2.9 million during the first quarter of 2018 compared to a net charge of $3.8 million for the same period in 2017.

•	Noninterest income increased $163,000, or 9%, for the first quarter of 2018 compared to the same period in 2017.

•	Noninterest expenses were $1.1 million for the first quarter of 2018 compared to $791,000 for the same period in 2017.

•	Total nonperforming loans to total loans for the RCS segment was 2.01% at March 31, 2018 compared to 1.40% at December 31, 2017.

•	Delinquent loans to total loans for the RCS segment was 7.00% at March 31, 2018 compared to 8.43% at December 31, 2017.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2018 Compared to Three Months Ended March 31,  2017)

Net Interest Income

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) advances.  Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

A substantial portion of the Company’s financial instruments track closely with or are primarily indexed to the FFTR, the Wall Street Journal Prime Rate (“WSJ Prime”), or LIBOR. These market rates have trended higher since December 2015. Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are probable in 2018. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near-term.  Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the  levels assumed in its interest rate risk model. In addition, a flattening of the yield curve causing the spread between long-term interest rates and short-term interest rates to decrease  could negatively impact net interest income and net interest margin.  Unknown variables, which may impact the Bank’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Total Company net interest income increased $11.2 million, or 20%, during the first quarter of 2018 compared to the same period in 2017.  Growth in RPG loans, in particular the EA product, and growth in average Core Bank loans were the primary contributors to the Company’s growth in net interest income.  Total Company net interest margin increased to 5.50% during the first quarter of 2018 compared to 4.99% for the same period in 2017, with additional fee income from the EA product primarily driving margin expansion.

The most significant components affecting the Company’s net interest income by reportable segment follow:

Traditional Banking segment

The Traditional Banking’s net interest income increased $5.5 million, or 17%, for the first quarter of 2018 compared to the same period in 2017.  Traditional Banking’s net interest margin was 3.59% for the first quarter of 2018, an increase of 29 basis points over the same period in 2017.

The increases in the Traditional Bank’s net interest income and net interest margin during the first quarter of 2018 were primarily attributable to the following factors:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, grew to  $3.4 billion during the first quarter of 2018 from $3.2 billion during the first quarter of 2017, an increase of 8%.  This growth was largely concentrated in the commercial loan sector, with average CRE balances growing $169 million, or 16%, and average C&I balances growing $75 million, or 31%.

•

The weighted average yield of Traditional Bank loans, excluding loans from the Company’s 2012 FDIC-assisted transactions, expanded to 4.45% during the first quarter of 2018 compared to a weighted average yield of 4.18% during the first quarter of 2017.  As expected, yields on variable rate portfolios that frequently reprice to an index, such as WSJ Prime, reflected greater expansion than their fixed or adjustable rate counterparts.

Warehouse Lending segment

Warehouse’s  net interest income decreased $309,000, or 8%, for the first quarter of 2018 compared to the same period in 2017.  The decrease in net interest income was related to an internal change in the way the Company assigns a cost of funds to Warehouse through its Funds Transfer Pricing (“FTP”) methodology.  The Company changed its Warehouse FTP methodology during the first quarter of 2018 to be more consistent with the FTP methodology used for other Core Bank loan products with similar pricing and duration characteristics. This change in FTP methodology had a $410,000 negative impact on Warehouse funding costs compared to the same period in 2017. The Company did not recast the Warehouse segment’s net interest income for the first quarter of 2017 for this change in methodology.

Tax Refund Solutions segment

TRS’s net interest income increased $3.7 million for the first quarter of 2018 compared to the same period in 2017.  TRS’s EA product earned $17.8 million in interest income during the first quarter of 2018, a $3.6 million, or 25%, increase from the same period in 2017.  The higher EA income was driven by an increase in EA origination volume, as the Company originated $430 million in EAs during the first quarter of 2018 compared to $329 million during the first quarter of 2017.  The increase in EA origination volume during the first quarter of 2018 resulted from an increase in the maximum EA advance amount.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $2.3 million, or 47%, from the first quarter of 2017 to the first quarter of 2018. The increase was driven by product expansion at RCS over the previous 12 months, particularly within the segment’s line-of-credit product.  Average RCS loans increased to $73 million during the first quarter of 2018 compared to $33 million during the same period in 2017.  Loan fees on RCS’s line-of-credit product recorded as interest income increased to $6.2 million during the first quarter of 2018 compared to $4.5 million during the same period in 2017 and accounted for 83% and 91% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s line-of-credit will be limited by a current on-balance-sheet risk limit of $32.5 million for the Company. As of March 31, 2018, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $28 million.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$552,760	$3,131	2.27%	$586,621	$2,485	1.69%
Federal funds sold and other interest-earning deposits	283,161	1,076	1.52	184,007	394	0.86
TRS Easy Advance loans and fees(2)	115,914	17,792	61.40	76,502	14,216	74.33
Other RPG loans and fees(3)(6)	89,742	8,218	36.63	43,946	5,529	50.33
Outstanding Warehouse lines of credit and fees(4)(6)	448,039	5,409	4.83	436,459	4,586	4.20
All other Traditional Bank loans and fees(5)(6)	3,428,355	38,207	4.46	3,192,831	33,673	4.22

Total interest-earning assets	4,917,971	73,833	6.01	4,520,366	60,883	5.39

Allowance for loan and lease losses	(49,606)			(38,345)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	245,465			198,791
Premises and equipment, net	46,291			43,835
Bank owned life insurance	63,586			61,986
Other assets(1)	54,497			61,067
Total assets	$5,278,204			$4,847,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,104,990	$761	0.28%	$1,045,420	$381	0.15%
Money market accounts	572,071	631	0.44	555,023	312	0.22
Time deposits	323,371	1,115	1.38	227,318	572	1.01
Brokered money market and brokered certificates of deposit	415,710	853	0.82	384,458	614	0.64

Total interest-bearing deposits	2,416,142	3,360	0.56	2,212,219	1,879	0.34

Securities sold under agreements to repurchase and other short-term borrowings	257,439	213	0.33	218,412	25	0.05
Federal Home Loan Bank advances	545,778	2,274	1.67	598,167	2,292	1.53
Subordinated note	41,240	321	3.11	41,240	249	2.42

Total interest-bearing liabilities	3,260,599	6,168	0.76	3,070,038	4,445	0.58

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,319,860			1,132,591
Other liabilities	56,121			34,642
Stockholders’ equity	641,624			610,429
Total liabilities and stockholders’ equity	$5,278,204			$4,847,700

Net interest income		$67,665			$56,438

Net interest spread			5.25%			4.81%

Net interest margin			5.50%			4.99%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $7.1 million and $5.1 million for the three months ended March 31, 2018 and 2017.
(4)	Interest income includes loan fees of $697,000 and $769,000 for the three months ended March 31, 2018 and 2017.
(5)	Interest income includes loan fees of $1.3 million and $1.1 million for the three months ended March 31, 2018 and 2017.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2018
	Compared to
	Three Months Ended March 31, 2017
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$646	$(151)	$797
Federal funds sold and other interest-earning deposits	682	280	402
TRS Easy Advance loans and fees	3,576	6,371	(2,795)
Other RPG loans and fees	2,689	4,519	(1,830)
Outstanding Warehouse lines of credit and fees	823	124	699
All other Traditional Bank loans and fees	4,534	2,563	1,971

Net change in interest income	12,950	13,706	(756)

Interest expense:

Transaction accounts	380	23	357
Money market accounts	319	10	309
Time deposits	543	289	254
Brokered money market and brokered certificates of deposit	239	53	186
Securities sold under agreements to repurchase and other short-term borrowings	188	5	183
Federal Home Loan Bank advances	(18)	(210)	192
Subordinated note	72	—	72

Net change in interest expense	1,723	170	1,553

Net change in net interest income	$11,227	$13,536	$(2,309)

Provision for Loan and Lease Losses

The Company recorded a Provision of $17.3 million for the first quarter of 2018, compared to $12.4 million for the same period in 2017.  The significant components comprising the Company’s Provision by reportable segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2018 was $939,000, compared to $467,000 for the first quarter of 2017. An analysis of the Provision for the first quarter of 2018 compared to the same period in 2017 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $581,000 and  $491,000 to the Provision for the first quarters of 2018 and 2017.  Loan growth primarily drove the charge to the Provision in both periods.

•	Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded net charges to the Provision of $407,000 and $8,000 for the first quarters of 2018 and 2017.

•	Provision activity related to the Bank’s loans rated purchased-credit-impaired (“PCI”) was immaterial during the first quarters of 2018 and 2017.

As a percentage of total loans, the Traditional Banking Allowance for Loan and Lease Losses (“Allowance”) was 0.85% at both March 31, 2018 and December 31, 2017 compared to 0.84% at March 31,  2017.  The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at March 31, 2018.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $21,000 for the first quarter of 2018 compared to a net credit of $226,000 for the same period in 2017. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased  $8 million during the first quarter of 2018 compared to a decrease of $90 million during the first quarter of 2017.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at March 31, 2018, December 31, 2017 and March 31,  2017.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at March 31, 2018.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $13.4 million during the first quarter of 2018 compared to a charge of $8.3 million for the same period in 2017.  The increase in Provision at TRS was attributable to an increase in estimated losses for EA loans.  TRS originated $430 million of EAs during the first quarter of 2018 compared to $329 million for the same period in 2017. The Company has experienced, thus far, slower repayment of EAs from the federal government during the first quarter of 2018, thus requiring higher estimated loan loss reserves.  As a percentage of total originations, outstanding balances of EAs were 3.63% as of March 31, 2018 compared to 3.25%  as of March 31, 2017.

As of March 31, 2018, the Company had reserved through its loan loss provision approximately 3.09% of total EA originations for the first quarter of 2018 compared to 2.62% of total EA originations for the same period in 2017.  Each 0.10% in estimated reserves equates to approximately $430,000 in Provision expense for 2018 EA originations. The Company finished 2017 with an actual net loss on EAs of 2.07% of total 2017 EA originations. The Company believes, based on information presently available, that it has adequately provided for TRS loan losses at March 31, 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS recorded a Provision of $2.9 million during the first quarter of 2018 compared to a Provision of $3.8 million for the same period in 2017, with the $863,000 decrease primarily attributable to a  lower quarterly Provision for RCS’s line-of-credit product.  Provision expense for RCS’s line-of-credit product decreased $1.3 million from the first quarter of 2017, as net charge-offs to-date within this portfolio have continued to season and remained within an expectedly and relatively narrow range for a  period of time.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RCS loans, the RCS Allowance was 19.35% at March 31, 2018, 18.85% at December 31, 2017 and 20.71% at March 31, 2017.  The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at March 31, 2018.

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017

Allowance at beginning of period	$42,769	$32,920

Charge-offs:

Traditional Banking:
Residential real estate	(336)	(14)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(108)	—
Lease financing receivables	—	—
Home equity	—	(4)
Consumer	(502)	(441)
Total Traditional Banking	(946)	(459)
Warehouse lines of credit	—	—
Total Core Banking	(946)	(459)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(3,705)	(860)
Other TRS loans	—	—
Republic Credit Solutions	(3,696)	(2,285)
Total Republic Processing Group	(7,401)	(3,145)
Total charge-offs	(8,347)	(3,604)

Recoveries:

Traditional Banking:
Residential real estate	42	59
Commercial real estate	125	17
Construction & land development	2	—
Commercial & industrial	31	21
Lease financing receivables	—	—
Home equity	26	9
Consumer	179	174
Total Traditional Banking	405	280
Warehouse lines of credit	—	—
Total Core Banking	405	280

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	1	235
Republic Credit Solutions	258	180
Total Republic Processing Group	259	415

Total recoveries	664	695

Net loan charge-offs	(7,683)	(2,909)

Provision - Core Banking	960	241
Provision - RPG	16,295	12,110
Total Provision	17,255	12,351
Allowance at end of period	$52,341	$42,362

Credit Quality Ratios - Total Company:

Allowance to total loans	1.29%	1.14%
Allowance to nonperforming loans	325	249
Net loan charge-offs to average loans	0.75	0.31

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.77%	0.76%
Allowance to nonperforming loans	205	166
Net loan charge-offs to average loans	0.06	0.02

Noninterest Income

Total Company noninterest income increased $2.6 million, or 11%, during the first quarter of 2018 compared to the same period in 2017. The most significant components comprising the total Company’s noninterest income by reportable segment were as follows:

Traditional Banking segment

Traditional Banking’s noninterest income increased $483,000, or 7%, for the first quarter of 2018 compared to the same period in 2017.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Service charges on deposit accounts increased $267,000, or 8%, to $3.5 million for the first quarter of 2018 compared the same period in 2017.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended March 31, 2018 and 2017 were $2.1 million and $1.9 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended March 31, 2018 and 2017 were $445,000 and $411,000.

•

Interchange income increased $321,000, or 14%, with debit card interchange fees up $231,000, or 12%, and credit card interchange fees up $90,000, or 33%. The increase in interchange fees was driven by increases of 6% in active debit cards and 18% in active credit cards over the previous 12 months as well as the corresponding usage on those cards.

Mortgage Banking segment

Within the Mortgage Banking segment, as a result of a slowdown in home-mortgage refinance volume, mortgage banking income decreased  $140,000, or 12%, during the first quarter of 2018 compared to the same period in 2017.  Overall, Republic’s origination of secondary market loans totaled $29 million during the first quarter of 2018 compared to $33 million during the same period in 2017.  The ratio of net gain on sale of mortgage loans originated for sale was 2.64% and 2.94% during the first quarters of 2018 and 2017.

Tax Refund Solutions segment

TRS’s noninterest income increased $2.1 million, or 14%, during the first quarter of 2018 compared to the same period in 2017.  Net RT revenue increased $970,000, or 6%, compared to the first quarter of 2017, consistent with a 6% increase in the number of RTs funded when comparing the two periods. Additionally, TRS received and recorded a $1.0 million nonrefundable capital commitment fee during the first quarter of 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered through the Bank to the third party’s customers.

Republic Credit Solutions segment

RCS’s noninterest income increased $163,000, or 9%, during the first quarter of 2018 compared to the same period in 2017. RCS program fees, which represents net gains from the sale of consumer loans, increased $529,000 and was the primary driver of the overall increase.  The increase in program fees resulted from an increase in volume from RCS’s small-dollar consumer loan programs.  During the first quarter of 2018, loans sold through the RCS programs increased $41 million, or 33%, to $168 million compared to $126 million during the first quarter of 2017.  Partially offsetting the increase in RCS program fees was a  $427,000 decline in other noninterest income related to a first year volume-guarantee payment recorded during the first quarter of 2017 with no such volume guarantees available subsequent to the first quarter of 2017.

Noninterest Expenses

Total Company noninterest expenses increased $4.1 million, or 11%, during the first quarter of 2018 compared to the same period in 2017. The most significant components comprising the increase in noninterest expense by reportable segment were as follows:

Traditional Banking segment

Traditional Banking noninterest expenses increased $3.3 million, or 11%, for the first quarter of 2018 compared to the same period in 2017. The most significant categories affecting the change in noninterest expense for the quarter were as follows:

•

Salaries and benefits expense increased $2.3 million, driven partially by annual merit increases, partially by an increase of approximately 21 Traditional Bank full-time-equivalent employees over the previously 12 months, and partially by a $763,000 increase in healthcare benefits. The additional FTEs were primarily added to support strategic initiatives.

•	Occupancy expense increased $384,000, or 7%, primarily driven by a 23% increase in depreciation expense associated with banking center renovations over the previous year.

•

Data processing expenses increased $573,000, or 44%, driven by new and upgraded third-party technology implemented in the previous 12 months to support several key strategic initiatives. Such initiatives include improving the Company’s client relationship management system, its online-banking functionality, and its overall information security.

Tax Refund Solutions segment

TRS’s noninterest expenses increased $456,000, or 8%, during the first quarter of 2018 compared to the same period in 2017 primarily due to a $401,000 increase in salaries and benefits expense.  Annual merit increases and additional staff added during the previous 12 months to support growth primarily drove the increase in salaries and benefits expense.

Republic Credit Solutions segment

RCS’s noninterest expenses increased $294,000, or 37%, during the first quarter of 2018 compared to the same period in 2017 due to a $161,000 increase in salaries and benefits expense.  Annual merit increases and additional staff added during the previous 12 months to support growth primarily drove the increase in salaries and benefits expense.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2018 AND December 31, 2017

Table 5 — Loan Portfolio Composition

(in thousands)	March 31, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$912,415	$921,565
Owner occupied - correspondent*	111,263	116,792
Nonowner occupied	216,095	205,081
Commercial real estate	1,216,592	1,207,293
Construction & land development	160,391	150,065
Commercial & industrial	355,316	341,692
Lease financing receivables	15,751	16,580
Home equity	342,217	347,655
Consumer:
Credit cards	16,677	16,078
Overdrafts	791	974
Automobile loans	65,281	65,650
Other consumer	27,556	20,501
Total Traditional Banking	3,440,345	3,409,926
Warehouse lines of credit*	533,959	525,572
Total Core Banking	3,974,304	3,935,498

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	15,601	—
Other TRS loans	192	11,648
Republic Credit Solutions	62,403	66,888
Total Republic Processing Group	78,196	78,536

Total loans**	4,052,500	4,014,034
Allowance for loan and lease losses	(52,341)	(42,769)

Total loans, net	$4,000,159	$3,971,265

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $38 million, or 1%, during 2018 to $4.1 billion at March 31, 2018. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking loans increased $30 million, or 1%, during the first three months of 2018. Growth was primarily concentrated in commercial purpose loans, with the C&I, nonowner-occupied residential real estate, construction and land development, and CRE portfolios experiencing growth of $14 million, $11 million, $10 million, and $9 million.

The Bank’s owner occupied residential real estate loans, including correspondent loans, declined $15 million in total. These category fluctuations were generally in-line with the Company’s overall long-term loan growth strategy, which is to reduce the Bank’s reliance on residential real estate loans for balance sheet growth and to rely more on commercial purpose loans for future growth.  While the Company does currently intend to reduce its reliance on owner occupied residential real estate loans for future balance sheet growth, it also continues to make plans to expand its agency-eligible volume of first mortgage residential real estate loans, which it intends to sell into the secondary market in order to generate fee income.

Tax Refund Solutions segment

TRS experienced a seasonal increase of $16 million in EA loan balances from December 31, 2017 to March 31, 2018. The EA is only offered during the first two months of each year, with all unpaid EAs charged-off by the end of the second quarter of each year.

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

Under generally accepted accounting principles (“GAAP”), the Bank uses the following methods to measure specific loan impairment, including:

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral less estimated selling costs. The Bank employs the collateral method for its impaired loans when repayment is based solely on the sale or operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file.  Measured impairment under this method is generally charged off unless the loan is a smaller-balance, homogeneous loan. The Bank’s estimated selling costs for its collateral-dependent loans typically range from 10-13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral-dependent loans whose repayment is based solely on the operations of the underlying collateral.

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

The Company’s Allowance increased $10 million, or 22%, from December 31, 2017 to  $52 million at March 31, 2018, primarily driven by reserves for EAs and general growth in a few Core Bank portfolios.  As a percent of total loans, the total Company’s Allowance increased to 1.29% at March 31, 2018 compared to 1.07% at December 31, 2017.  An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Traditional Banking Allowance remained at  $29 million and the Allowance to total Traditional Bank loans remained at 0.85% when comparing March 31, 2018 to December 31, 2017.  As historical losses within the Traditional Banking segment have remained relatively stable and low for a sustained period of time, no material changes to its reserve percentages were required for the first quarter of 2018.

Warehouse Lending segment

The Warehouse Allowance remained at $1 million and the Allowance to total Warehouse loans remained at 0.25% when comparing March 31, 2018 to December 31, 2017.  As of March 31, 2018, Warehouse had not incurred any historical losses, and as a result, its Allowance was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2018.

Tax Refund Solutions segment

The TRS Allowance increased to $10 million at March 31, 2018 from $12,000 at December 31, 2017, driven by estimated reserves for loss on TRS’s EA product. Due to the seasonal nature of the EA, estimated reserves are generally made during the first two months of the year when the product is offered, with losses charged against those reserves generally in the second quarter of each year.  Based on the timing of EA reserves versus charge-offs, the Allowance for EAs to total remaining outstanding EAs is relatively substantial at the end of the first quarter, or 61% and 72% at March 31, 2018 and March 31, 2017.  The lower reserve percentage as of March 31, 2018 as compared to March 31, 2017 was the result of a higher level of charge-offs during the first quarter of 2018 versus the same period in 2017.  As previously disclosed, the Company provided an Allowance for probable losses equal to 3.09% of total originations during the first quarter of 2018 as compared to 2.62% during the first quarter of 2017 because the Company has experienced, thus far, slower repayment of EAs from the federal government during the first quarter of 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

The RCS Allowance decreased to $12 million at March 31, 2018 from $13 million at December 31, 2017. A $4 million decrease in outstanding loans during the first quarter of 2018 primarily drove the decrease in the RCS Allowance. The Allowance to total RCS loans increased to 19.35% at March 31, 2018 from 18.85% at December 31, 2017.

RCS maintained an Allowance for three distinct credit products offered at March 31, 2018, including its line-of-credit product, its credit card product and its healthcare-receivables product.  At March 31, 2018, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 40% for its subprime credit card portfolio.  The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans increased $3 million during the first three months of 2018, primarily due to the classification of four relationships during the period.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 6 — Classified and Special Mention Loans

(in thousands)	March 31, 2018	December 31, 2017

Loss	$—	$—
Doubtful	—	—
Substandard	24,634	21,202
Purchased Credit Impaired - Substandard	1,714	1,771
Total Classified Loans	26,348	22,973

Special Mention	23,130	23,813
Purchased Credit Impaired - Group 1	1,774	1,833
Total Special Mention Loans	24,904	25,646

Total Classified and Special Mention Loans	$51,252	$48,619

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $6 million and $6 million at March 31, 2018 and December 31, 2017.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.40% at March 31, 2018 from 0.38% at December 31, 2017, as the total balance of nonperforming loans increased by $1 million, or 7%, while total loans increased $38 million, or 1%,  during the first three months of 2018.

Table 7 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	March 31, 2018	December 31, 2017

Loans on nonaccrual status*	$14,849	$14,118
Loans past due 90-days-or-more and still on accrual**	1,279	956
Total nonperforming loans	16,128	15,074
Other real estate owned	160	115
Total nonperforming assets	$16,288	$15,189

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.40%	0.38%
Nonperforming assets to total loans (including OREO)	0.40	0.38
Nonperforming assets to total assets	0.32	0.30

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.37%	0.36%
Nonperforming assets to total loans (including OREO)	0.38	0.36
Nonperforming assets to total assets	0.31	0.28

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Approximately $11 million, or 66%, of the Bank’s total nonperforming loans at March 31, 2018, compared to $11 million, or 71%, as of December 31, 2017, were concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $3 million, or 21%, of the Bank’s total nonperforming loans at March 31, 2018, compared to $3 million, or 22%, at December 31, 2017  were concentrated in the CRE and construction and land development portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 8 — Nonperforming Loan Composition

	March 31, 2018		December 31, 2017
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$8,952	0.98%	$9,230	1.00%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	758	0.35	257	0.13
Commercial real estate	3,351	0.28	3,247	0.27
Construction & land development	62	0.04	67	0.04
Commercial & industrial	706	0.20	—	—
Lease financing receivables	—	—	—	—
Home equity	929	0.27	1,217	0.35
Consumer:
Credit cards	1	0.01	—	—
Overdrafts	—	—	—	—
Automobile loans	65	0.10	68	0.10
Other consumer	52	0.19	51	0.25
Total Traditional Banking	14,876	0.43	14,137	0.41
Warehouse lines of credit	—	—	—	—
Total Core Banking	14,876	0.37	14,137	0.36

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	1,252	2.01	937	1.40
Total Republic Processing Group	1,252	1.60	937	1.19

Total nonperforming loans	$16,128	0.40%	$15,074	0.38%

Table 9 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	101	$4,708	12	$2,192	2	$2,052	115	$8,952
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	236	—	—	1	522	6	758
Commercial real estate	4	262	3	746	2	2,343	9	3,351
Construction & land development	1	62	—	—	—	—	1	62
Commercial & industrial	—	—	2	706	—	—	2	706
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	18	487	3	442	—	—	21	929
Consumer:
Credit cards	1	1	—	—	—	—	1	1
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	65	—	—	—	—	3	65
Other consumer	16	52	—	—	—	—	16	52
Total Traditional Banking	149	5,873	20	4,086	5	4,917	174	14,876
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	149	5,873	20	4,086	5	4,917	174	14,876

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	18,146	1,252	—	—	—	—	18,146	1,252
Total Republic Processing Group	18,146	1,252	—	—	—	—	18,146	1,252

Total	18,295	$7,125	20	$4,086	5	$4,917	18,320	$16,128

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	102	$4,903	14	$2,760	1	$1,567	117	$9,230
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	156	1	101	—	—	6	257
Commercial real estate	2	112	3	767	2	2,368	7	3,247
Construction & land development	1	67	—	—	—	—	1	67
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	26	615	4	602	—	—	30	1,217
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	68	—	—	—	—	3	68
Other consumer	12	51	—	—	—	—	12	51
Total Traditional Banking	151	5,972	22	4,230	3	3,935	176	14,137
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	151	5,972	22	4,230	3	3,935	176	14,137

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	13,536	937	—	—	—	—	13,536	937
Total Republic Processing Group	13,536	937	—	—	—	—	13,536	937

Total	13,687	$6,909	22	$4,230	3	$3,935	13,712	$15,074

Table 10 — Rollforward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Nonperforming loans at the beginning of the period	$15,074	$16,059
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,602	2,659
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,569)	(1,411)
Principal balance paydowns of loans nonperforming at both period ends	(302)	(347)
Net change in principal balance of other loans nonperforming at both period ends*	323	36

Nonperforming loans at the end of the period	$16,128	$16,996

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 11  — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Loans charged-off	$(10)	$—
Loans transferred to OREO	(182)	(330)
Loans refinanced at other institutions	(1,144)	(1,081)
Loans returned to accrual status	(233)	—

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,569)	$(1,411)

Based on the Bank’s review at March 31, 2018, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.64% at March 31, 2018, from 0.35% at December 31, 2017,  due to delinquent EAs as of March 31, 2018. Generally, all remaining unpaid EAs will be charged off in the second quarter of 2018.

Core Bank delinquent loans to total Core Bank loans remained at 0.21% from December 31, 2017 to March 31, 2018.  With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2018 and December 31, 2017 were on nonaccrual status.

Table 12 — Delinquent Loan Composition*

	March 31, 2018		December 31, 2017
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$3,495	0.38%	$4,782	0.52%
Owner occupied - correspondent	383	0.34	—	—
Nonowner occupied	744	0.34	146	0.07
Commercial real estate	2,290	0.19	1,727	0.14
Construction & land development	—	—	67	0.04
Commercial & industrial	139	0.04	15	0.00
Lease financing receivables	—	—	—	—
Home equity	847	0.25	1,221	0.35
Consumer:
Credit cards	67	0.40	74	0.46
Overdrafts	177	22.38	233	23.92
Automobile loans	44	0.07	60	0.09
Other consumer	117	0.42	135	0.66
Total Traditional Banking	8,303	0.24	8,460	0.25
Warehouse lines of credit	—	—	—	—
Total Core Banking	8,303	0.21	8,460	0.21

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	13,163	84.37	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	4,367	7.00	5,641	8.43
Total Republic Processing Group	17,530	22.42	5,641	7.18

Total delinquent loans	$25,833	0.64%	$14,101	0.35%

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due. Easy Advances do not have a contractual due date but the Company considers an Easy Advance delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable tax authority.

Table 13 — Rollforward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Delinquent loans at the beginning of the period	$14,101	$8,958
Loans that became delinquent during the period - Easy Advances*	13,163	8,350
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	3,775	2,650
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,804)	(3,486)
Principal balance paydowns of loans delinquent at both period ends	(45)	(37)
Net change in principal balance of other loans delinquent at both period ends**	(1,357)	(272)
Delinquent loans at the end of period	$25,833	$16,163

*Easy Advances do not have a contractual due date but the Company considers an Easy Advance delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable tax authority

**Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 14 — Detail of Loans Removed From Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Loans charged-off	$(17)	$—
Loans transferred to OREO	(182)	(300)
Loans refinanced at other institutions	(668)	(1,344)
Loans paid current	(2,937)	(1,842)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,804)	$(3,486)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $48 million at March 31, 2018 compared to $46 million at December 31, 2017, an increase of $2 million during the first three months of 2018.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of March 31, 2018, the Bank had $35 million in TDRs, of which $6 million were also on nonaccrual status. As of December 31, 2017, the Bank had $35 million in TDRs, of which $6 million  were also on nonaccrual status.

Table 15 — Impaired Loan Composition

(in thousands)	March 31, 2018	December 31, 2017

Troubled debt restructurings	$34,745	$34,637
Impaired loans (which are not TDRs)	13,182	10,979
Total recorded investment in impaired loans	$47,927	$45,616

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Table 16 — Deposit Composition

(in thousands)	March 31, 2018	December 31, 2017

Core Bank:
Demand	$952,510	$944,812
Money market accounts	587,162	546,998
Brokered money market accounts	366,060	373,242
Savings	191,423	182,800
Individual retirement accounts*	49,006	47,982
Time deposits, $250 and over*	77,234	77,891
Other certificates of deposit*	202,834	189,661
Brokered certificates of deposit*	48,626	46,089
Total Core Bank interest-bearing deposits	2,474,855	2,409,475
Total Core Bank noninterest-bearing deposits	1,065,902	988,537
Total Core Bank deposits	3,540,757	3,398,012

Republic Processing Group ("RPG"):
Money market accounts	1,641	1,641
Total RPG interest-bearing deposits	1,641	1,641

Brokered prepaid card deposits	22,022	1,509
Other noninterest-bearing deposits	153,203	31,996
Total RPG noninterest-bearing deposits	175,225	33,505
Total RPG deposits	176,866	35,146

Total deposits	$3,717,623	$3,433,158

* Represents a time deposit.

Total Company deposits increased $284 million, or 8%, from December 31, 2017 to $3.7 billion at March 31, 2018. Total Company interest-bearing deposits increased $65 million, or 3%, while total Company noninterest bearing deposits increased  $219 million, or 21%.

Noninterest bearing deposits at RPG increased $142 million from December 31, 2017 to $175 million at March 31, 2018.  Short-term RT deposits at TRS, the majority of which will flow out of the Company during the second quarter of 2018, primarily drove the increase.

Several large corporate clients drove the increase in interest-bearing and noninterest-bearing deposits at the Core Bank.

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

SSUARs decreased approximately $28 million, or 14%, during the first three months of 2018, with $21 million of this decrease concentrated in one corporate client.  The substantial majority of SSUARs are indexed to immediately repricing indices such as the Federal Funds Target Rate.

Federal Home Loan Bank Advances

Primarily due to a decrease in its reliance on FHLB overnight advances, the Company’s FHLB advances decreased $298 million, or 40%, from December 31, 2017 to $440 million at March 31, 2018. The Bank held $50 million in overnight advances at a rate of 1.72% as of March 31, 2018, compared to $330 million in overnight advances at a rate of 1.42% at December 31, 2017.

Consistent with prior periods, the Company’s usage of FHLB advances declined during the quarter due to excess short-term cash the Company had available from its TRS segment’s RT product. Management anticipates its usage of FHLB advances to increase during the second quarter as this short-term cash exits the Company.

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

See Footnote 11 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 124% at March 31, 2018 and 133% at December 31, 2017. At March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents on-hand of $362 million and $299 million. In addition, the Bank had available borrowing capacity of $641 million and $347 million from the FHLB at March 31, 2018 and December 31, 2017. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $331 million and  $326 million as of March  31,  2018 and December 31, 2017 and unsecured lines of credit totaling $125 million available through various other financial institutions as of March  31,  2018 and December 31, 2017.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of available-for-sale debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2018 and December 31, 2017, these pledged investment securities had a fair value of $258 million and $263 million. Republic’s banking centers and its websites,  www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2018, the Bank had approximately $1.0 billion in deposits from 125 large non-sweep deposit relationships, including retail-brokered deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $646 million, or 17%, of the Company’s total deposit balances at March 31, 2018. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience, utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically during each quarter, has fallen short of its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  As of March 31, 2018, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future.  It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Total stockholders’ equity increased from $632 million at December 31, 2017 to $653 million at March 31, 2018. The increase in stockholders’ equity was primarily attributable to net income earned during 2018 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2018, RB&T could, without prior approval, declare dividends of approximately $77 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 12.16% at March 31, 2018 compared to 13.02% at December 31, 2017. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on April 1, 2018, and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 17 — Capital Ratios

	As of March 31, 2018		As of December 31, 2017
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$728,323	16.46%	$694,369	16.04%
Republic Bank & Trust Company	624,912	14.14	591,592	13.69

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$636,298	14.38%	$612,315	14.15%
Republic Bank & Trust Company	572,571	12.96	548,823	12.70

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$675,982	15.28%	$651,600	15.06%
Republic Bank & Trust Company	572,571	12.96	548,823	12.70

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$675,982	12.85%	$651,600	13.21%
Republic Bank & Trust Company	572,571	10.90	548,823	11.15

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

As of March 31, 2018,  a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points.  From December 2016 to March 2018, the Federal Open Market Committee raised the FFTR five times in 25-basis-point increments, with further guidance suggesting that increases to the FFTR were more likely than not for 2018.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2018 and ending March  31, 2019 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes Traditional Bank loan fees.

Table 18 — Bank Interest Rate Sensitivity

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at March 31, 2018	(4.50)%	4.10%	5.40%	6.30%	6.80%
% Change from base net interest income at December 31, 2017	(4.60)%	3.80%	4.80%	5.40%	5.40%

The Bank’s dynamic simulation model run for March 2018 projected improvement in the Bank’s net interest income relative to the Base case for the Up 100 through the Up 400 scenarios, with the improvement in each of these scenarios greater than the projected improvement reflected in the same scenarios for the December 2017 simulation. The improvements from the December 2017 scenarios were generally due to higher balances of noninterest-bearing deposits in the March 2018 simulation.  The Bank’s dynamic simulation model run for March 2018 and December 2017 projected a decline in the Bank’s net interest income relative to the Base case for the Down 100 scenario.

For additional discussion regarding the Bank’s net interest income, see the section titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017).”

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

As of March 31, 2018 and December 31, 2017, the Bank was not in compliance with its Board approved policy of -4.0% for a Down 100 scenario for its dynamic simulation.  Management continues to monitor and keep the Bank’s Board of Directors up to date on this issue.  Given the minimal amount that the Bank was out of compliance with the Board’s Down 100 policy, the projected likelihood for future rate increases of the FFTR, and the remote likelihood for any future rate decreases of the FFTR, management and the Board currently believes that the Bank should take no specific action to bring its Down 100 scenario back into compliance with the Board’s current policy.  The Bank maintains a “wait and see” approach and will take appropriate action when management and the Board believe the variance to the Board-approved policy becomes too great in the context of all factors or when they believe the chances for a future rate decrease becomes more likely.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2018 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—
February 1 - February 28	—	—	—
March 1 - March 31	—	—	—
Total	—	$—	—	223,696

The Company did not repurchase any shares during the first quarter of 2018. Additionally, there were no shares exchanged for stock option exercises during the first quarter of 2018. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2018, the Company had 223,696 shares that could be repurchased under its current share repurchase programs.

During the first quarter of 2018, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2018 and 2017, (iii) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2018, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 10, 2018	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 10, 2018	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer