Form 10-Q/A
period 2018-03-31
REPUBLIC BANCORP INC /KY/
filed 2018-05-16
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on May 10, 2018 (the “Form 10-Q”), is solely to correct signature dates on Exhibits 31.1, 31.2, and 32.

In accordance with applicable Securities and Exchange Commission (“SEC”) rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 16, 2018	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 16, 2018	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer