Form 10-Q
period 2018-06-30
REPUBLIC BANCORP INC /KY/
filed 2018-08-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2018, was 18,676,957 and 2,214,427.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	June 30,	December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$386,956	$299,351
Available-for-sale debt securities	416,053	524,303
Held-to-maturity debt securities (fair value of $67,513 in 2018 and $65,133 in 2017)	66,776	64,227
Equity securities with readily determinable fair value	2,793	2,928
Mortgage loans held for sale, at fair value	12,653	5,761
Consumer loans held for sale, at fair value	—	2,677
Consumer loans held for sale, at the lower of cost or fair value	13,684	8,551
Loans (includes $2,237 of loans carried at fair value at June 30, 2018)	4,195,984	4,014,034
Allowance for loan and lease losses	(45,047)	(42,769)
Loans, net	4,150,937	3,971,265
Federal Home Loan Bank stock, at cost	32,067	32,067
Premises and equipment, net	43,734	42,588
Premises, held for sale	2,751	3,017
Goodwill	16,300	16,300
Other real estate owned	—	115
Bank owned life insurance	64,106	63,356
Other assets and accrued interest receivable	57,135	48,856

TOTAL ASSETS	$5,265,945	$5,085,362

LIABILITIES

Deposits:
Noninterest-bearing	$1,061,182	$1,022,042
Interest-bearing	2,412,187	2,411,116
Total deposits	3,473,369	3,433,158

Securities sold under agreements to repurchase and other short-term borrowings	175,291	204,021
Federal Home Loan Bank advances	860,000	737,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	52,037	37,019

Total liabilities	4,601,937	4,452,938

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,903	4,902
Additional paid in capital	140,114	139,406
Retained earnings	520,784	487,700
Accumulated other comprehensive (loss) income	(1,793)	416

Total stockholders’ equity	664,008	632,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,265,945	$5,085,362

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME:

Loans, including fees	$53,944	$44,735	$123,571	$102,739
Taxable investment securities	2,708	2,391	5,342	4,546
Federal Home Loan Bank stock and other	1,704	695	3,276	1,419
Total interest income	58,356	47,821	132,189	108,704

INTEREST EXPENSE:

Deposits	3,934	2,324	7,294	4,203
Securities sold under agreements to repurchase and other short-term borrowings	222	146	435	171
Federal Home Loan Bank advances	2,723	1,943	4,997	4,235
Subordinated note	393	271	714	520
Total interest expense	7,272	4,684	13,440	9,129

NET INTEREST INCOME	51,084	43,137	118,749	99,575

Provision for loan and lease losses	4,932	5,061	22,187	17,412

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	46,152	38,076	96,562	82,163

NONINTEREST INCOME:

Service charges on deposit accounts	3,574	3,390	7,129	6,637
Net refund transfer fees	3,473	2,770	19,825	18,152
Mortgage banking income	1,316	1,445	2,336	2,605
Interchange fee income	2,891	2,547	5,558	4,873
Program fees	1,323	1,284	3,019	2,375
Increase in cash surrender value of bank owned life insurance	379	393	750	784
Net gains on other real estate owned	320	249	452	391
Other	1,020	849	2,772	2,033
Total noninterest income	14,296	12,927	41,841	37,850

NONINTEREST EXPENSE:

Salaries and employee benefits	22,766	20,015	46,600	41,226
Occupancy and equipment, net	6,391	5,903	12,612	11,870
Communication and transportation	1,241	939	2,623	2,211
Marketing and development	1,283	1,409	2,199	2,413
FDIC insurance expense	345	300	870	750
Bank franchise tax expense	860	790	3,378	3,225
Data processing	2,443	1,695	4,829	3,347
Interchange related expense	1,098	1,071	2,105	2,129
Supplies	303	261	684	788
Other real estate owned expense	16	132	61	229
Legal and professional fees	728	596	1,771	1,348
Other	3,158	2,623	5,945	5,137
Total noninterest expense	40,632	35,734	83,677	74,673

INCOME BEFORE INCOME TAX EXPENSE	19,816	15,269	54,726	45,340
INCOME TAX EXPENSE	4,150	5,198	11,591	15,252

NET INCOME	$15,666	$10,071	$43,135	$30,088

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.75	$0.48	$2.08	$1.45
Class B Common Stock	0.68	0.44	1.89	1.32

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.74	$0.48	$2.06	$1.45
Class B Common Stock	0.68	0.44	1.88	1.32

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.242	$0.220	$0.484	$0.429
Class B Common Stock	0.220	0.200	0.440	0.390

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$15,666	$10,071	$43,135	$30,088

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	77	(104)	276	(76)
Reclassification amount for derivative losses realized in income	9	58	35	124
Change in unrealized (loss) gain on available-for-sale debt securities (2018), debt and equity securities (2017)	(546)	423	(2,663)	1,129
Adjustment for adoption of ASU 2016-01	—	—	(428)	—
Change in unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	(15)	101	(17)	154
Total other comprehensive (loss) income before income tax	(475)	478	(2,797)	1,331
Tax effect	99	(167)	588	(466)
Total other comprehensive (loss) income, net of tax	(376)	311	(2,209)	865

COMPREHENSIVE INCOME	$15,290	$10,382	$40,926	$30,953

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2018	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)

Balance, January 1, 2018, as adjusted	18,607	2,243	$4,902	$139,406	$487,665	$78	$632,051

Net income	—	—	—	—	43,135	—	43,135

Net change in accumulated other comprehensive income	—	—	—	—	—	(1,871)	(1,871)

Dividends declared on Common Stock:
Class A Shares	—	—	—	—	(9,035)	—	(9,035)
Class B Shares	—	—	—	—	(981)	—	(981)

Stock options exercised, net of shares redeemed	2	—	—	48	—	—	48

Conversion of Class B to Class A Common Shares	28	(28)	—	—	—	—	—

Net change in notes receivable on Class A Common Stock	—	—	—	69	—	—	69

Deferred director compensation - Class A Common Stock	5	—	1	102	—	—	103

Stock based compensation - Class A Common Stock
Performance stock units	—	—	—	53	—	—	53
Restricted stock	35	—	—	318	—	—	318
Stock options	—	—	—	118	—	—	118

Balance, June 30, 2018	18,677	2,215	$4,903	$140,114	$520,784	$(1,793)	$664,008

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$43,135	$30,088
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) on investment securities, net	(231)	208
Accretion on loans and amortization of core deposit intangible, net	(1,863)	(1,442)
Unrealized losses on equity securities with readily determinable fair value	135	—
Depreciation of premises and equipment	4,998	4,148
Amortization of mortgage servicing rights	731	714
Provision for loan and lease losses	22,187	17,412
Net gain on sale of mortgage loans held for sale	(1,862)	(2,256)
Origination of mortgage loans held for sale	(84,124)	(75,776)
Proceeds from sale of mortgage loans held for sale	79,094	83,637
Net gain on sale of consumer loans held for sale	(2,836)	(2,334)
Origination of consumer loans held for sale	(373,409)	(274,963)
Proceeds from sale of consumer loans held for sale	371,552	275,106
Net gain realized on sale of other real estate owned	(452)	(470)
Writedowns of other real estate owned	—	79
Impairment of premises held for sale	230	116
Deferred director compensation expense - Class A Common Stock	103	96
Stock based compensation expense - Class A Common Stock	489	655
Increase in cash surrender value of bank owned life insurance	(750)	(784)
Net change in other assets and liabilities:
Accrued interest receivable	(476)	(219)
Accrued interest payable	(30)	(106)
Other assets	2,778	(3,076)
Other liabilities	3,574	3,330
Net cash provided by operating activities	62,973	54,163

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(99,026)	(64,390)
Purchases of held-to-maturity debt securities	(4,934)	(10,096)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	204,811	82,224
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	2,400	1,792
Net change in outstanding warehouse lines of credit	(108,269)	(15,191)
Purchase of non-business-acquisition loans, including premiums paid	—	(2,656)
Net change in other loans	(89,503)	(98,899)
Purchase of Federal Home Loan Bank stock	—	(3,859)
Proceeds from sales of other real estate owned	751	1,954
Net purchases of premises and equipment	(6,108)	(5,650)
Net cash used in investing activities	(99,878)	(114,771)

FINANCING ACTIVITIES:
Net change in deposits	40,211	(26,754)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(28,730)	(60,139)
Payments of Federal Home Loan Bank advances	(377,500)	(450,000)
Proceeds from Federal Home Loan Bank advances	500,000	650,000
Repurchase of Class A Common Stock	—	(544)
Net proceeds from Class A Common Stock options exercised	48	33
Cash dividends paid	(9,519)	(8,602)
Net cash used in financing activities	124,510	103,994

NET CHANGE IN CASH AND CASH EQUIVALENTS	87,605	43,386
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,351	289,309
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$386,956	$332,695

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$13,470	$9,235
Income taxes	8,177	13,420

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$184	$472
Transfers from loans held for sale to held for investment	2,237	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2018 and 2017 AND DECEMBER 31, 2017 (UNAUDITED)

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

The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”), and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”), and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management is reporting the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and the divisions within those segments operate through the Bank. The Company has reclassified all prior periods to conform to the current presentation.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2018, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 7

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

Other sources of Traditional Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, and increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”).

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

Primarily from its Warehouse clients, the Bank may occasionally acquire for investment through its Correspondent Lending channel single family, first lien mortgage loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. The volume of loans purchased through the Correspondent Lending channel may fluctuate from time to time based on several factors, including, but not limited to, borrower demand, other investment options and the Bank’s current and forecasted liquidity position.

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

Mortgage Banking segment — Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are originated and sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

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

Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned by the Company on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

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

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the EA volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small-dollar consumer loans with maturities of 30-days-or-more and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

Credit card product – From the fourth quarter of 2015 through the first quarter of 2018, the Bank continued to pilot a credit card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sells 90% of the balances generated within two business days of each transaction occurrence to its third-party marketer/servicer and retains the remaining 10% interest. Loan balances held for sale are carried at the lower of cost or fair value. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of this product to potential new clients, as the parties strategically wind down the product.

•

Healthcare receivables product – The Bank originates a healthcare-receivables product across the United States through two different third-party service providers. For one third-party service provider the Bank retains 100% of the receivables originated. For the other third-party service provider, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale are carried at the lower of cost or fair value.

•

Installment loan product – From the first quarter of 2016 through the first quarter of 2018, the Bank continued to pilot a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on the its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market monthly.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluate the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from “held for sale” on the balance sheet to “held for investment” and recorded a $427,000 charge to its mark-to-market fair value adjustment for these loans.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Accounting Standards Updates (“ASUs”)

The following ASUs were issued prior to June 30, 2018 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be re-disclosed below.

ASU. No.	Topic	Nature of Update	Date Adoption Required	Permitted Adoption Methods	Expected Financial Statement Impact
2016-02	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.

During 2018, the Company completed another iteration of a pro forma impact analysis on the Company's financial statements of implementing this standard. Based on this analysis, the Company believes approximately $28 million of leases will be placed on its balance sheet, with this amount increasing both total assets and total liabilities.  Additionally, the Company's analysis reflected that this ASU would have minimal impact on the Company's performance metrics, including regulatory capital ratios and return on average assets. From a client perspective, the Company is currently reviewing the impact of this ASU on any debt covenants.

2016-13	Financial Instruments – Credit Losses (Topic 326)	Amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.

As a result of this ASU, the Company expects an increase in its allowance for credit losses. A committee formed by the Company to oversee its transition to a current expected credit losses (“CECL”) methodology has analyzed the Company’s loan-level data and preliminarily concluded that no additional loan level segmentation beyond its current methodology segmentation would be warranted under CECL.  The Company is also currently performing iterations of its allowance calculation under a “beta” CECL model provided by the same third-party software solution currently-employed to calculate the Company's allowance for loan and lease losses.

2018-07	Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	This ASU aligns the accounting for share-based payments to nonemployees with that of employees by expanding the scope of Topic 718.	January 1, 2019	Modified-retrospective or prospective approach, depending on circumstances. Early adoption permitted	Immaterial.

The following ASUs were adopted by the Company during the six months ended June 30, 2018:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2014-09	Revenue from Contracts with Customers (Topic 606)

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

Because most financial instruments are not subject to this ASU, a substantial portion of the Company's revenue was not impacted by this standard.  Furthermore, this new standard did not have a material impact on the timing of revenue recognition for any of the Company's revenue for 2018 nor is it expected to going forward.  Additionally, the Company took the following actions in association with the adoption of this ASU:  1) amended its accounting policies and procedures to assure proper revenue recognition in conformity with this ASU; and 2) updated its revenue-recognition financial statement disclosures (see footnote 16 in this section of the filing).

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables present the gross amortized cost and fair value of available-for-sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$228,333	$7	$(2,403)	$225,937
Private label mortgage backed security	2,559	1,367	—	3,926
Mortgage backed securities - residential	93,710	1,102	(1,742)	93,070
Collateralized mortgage obligations	80,427	257	(1,801)	78,883
Corporate bonds	10,000	87	—	10,087
Trust preferred security	3,513	637	—	4,150
Total available-for-sale debt securities	$418,542	$3,457	$(5,946)	$416,053

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$309,042	$1	$(1,451)	$307,592
Private label mortgage backed security	3,065	1,384	—	4,449
Mortgage backed securities - residential	105,644	1,603	(873)	106,374
Collateralized mortgage obligations	87,867	371	(1,075)	87,163
Corporate bonds	15,001	124	—	15,125
Trust preferred security	3,493	107	—	3,600
Total available-for-sale debt securities	$524,112	$3,590	$(3,399)	$524,303

Held-to-Maturity Debt Securities

The following tables present the carrying value, gross unrecognized gains and losses, and fair value of held-to-maturity debt securities:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$148	$9	$—	$157
Collateralized mortgage obligations	21,066	216	(31)	21,251
Corporate bonds	45,099	577	(23)	45,653
Obligations of state and political subdivisions	463	—	(11)	452
Total held-to-maturity debt securities	$66,776	$802	$(65)	$67,513

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2017 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$151	$10	$—	$161
Collateralized mortgage obligations	23,437	236	(17)	23,656
Corporate bonds	40,175	686	(3)	40,858
Obligations of state and political subdivisions	464	—	(6)	458
Total held-to-maturity debt securities	$64,227	$932	$(26)	$65,133

At June 30, 2018 and December 31, 2017, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2018 and 2017, there were no gains or losses on sales or calls of available-for-sale debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2018 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
June 30, 2018 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$60,052	$59,807	$—	$—
Due from one year to five years	178,281	176,217	10,439	10,519
Due from five years to ten years	—	—	35,123	35,586
Due beyond ten years	3,513	4,150	—	—
Private label mortgage backed security	2,559	3,926	—	—
Mortgage backed securities - residential	93,710	93,070	148	157
Collateralized mortgage obligations	80,427	78,883	21,066	21,251
Total debt securities	$418,542	$416,053	$66,776	$67,513

Corporate Bonds

The Bank’s floating rate corporate bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 11% and 9% of the Bank’s investment portfolio as of June 30, 2018 and December 31, 2017.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At June 30, 2018, with the exception of the $3.9 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Fannie Mae. At June 30, 2018 and December 31, 2017, there were gross unrealized losses of $3.5 million and $1.9 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have other-than-temporary impairment (“OTTI”).

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

Unrealized-Loss Analysis on Debt Securities

Debt securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$98,406	$(1,314)	$108,440	$(1,089)	$206,846	$(2,403)
Mortgage backed securities - residential	55,760	(1,392)	8,261	(350)	64,021	(1,742)
Collateralized mortgage obligations	28,632	(1,122)	22,422	(679)	51,054	(1,801)
Total available-for-sale debt securities	$182,798	$(3,828)	$139,123	$(2,118)	$321,921	$(5,946)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$209,165	$(499)	$88,415	$(952)	$297,580	$(1,451)
Mortgage backed securities - residential	61,348	(617)	10,192	(256)	71,540	(873)
Collateralized mortgage obligations	30,963	(642)	18,603	(433)	49,566	(1,075)
Total available-for-sale debt securities	$301,476	$(1,758)	$117,210	$(1,641)	$418,686	$(3,399)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$5,852	$(31)	$—	$—	$5,852	$(31)
Corporate bonds	4,913	(23)	—	—	4,913	(23)
Obligations of state and political subdivisions	104	(1)	347	(10)	451	(11)
Total held-to-maturity debt securities:	$10,869	$(55)	$347	$(10)	$11,216	$(65)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$6,390	$(17)	$6,390	$(17)
Corporate bonds	4,997	(3)	—	—	4,997	(3)
Obligations of state and political subdivisions	458	(6)	—	—	458	(6)
Total held-to-maturity debt securities:	$5,455	$(9)	$6,390	$(17)	$11,845	$(26)

At June 30, 2018, the Bank’s security portfolio consisted of 184 securities, 63 of which were in an unrealized loss position.

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the anticipated credit losses.

The Bank owns one private label mortgage backed security with a total carrying value of $3.9 million at June 30, 2018. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 9 “Fair Value” in this section of the filing.

Pledged Debt Securities

The following table presents debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law:

(in thousands)	June 30, 2018	December 31, 2017

Carrying amount	$262,312	$262,679
Fair value	262,431	262,902

Equity Securities

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments. Among other things, ASU 2016-01 requires the Company recognize changes in the fair value of equity investments with a readily determinable fair value in net income unless those investments are accounted for under the equity method of accounting.

The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$389	$—	$389
Community Reinvestment Act mutual fund	2,500	—	(96)	2,404
Total equity securities with readily determinable fair values	$2,500	$389	$(96)	$2,793

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Total equity securities with readily determinable fair values	$2,500	$473	$(45)	$2,928

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Gains (Losses) Recognized on Equity Securities			Gains (Losses) Recognized on Equity Securities
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$60	$60	$—	$(84)	$(84)
Community Reinvestment Act mutual fund	—	(14)	(14)	—	(51)	(51)
Total equity securities with readily determinable fair value	$—	$46	$46	$—	$(135)	$(135)

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

Consumer Loans Held for Sale, at Fair Value

From the first quarter of 2016 through the first quarter of 2018, the Bank continued to pilot a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on the its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market monthly.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluate the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from “held for sale” on the balance sheet to “held for investment” and recorded a $427,000 charge to its mark-to-market fair value adjustment for these loans.

The following is a rollforward of consumer loans held for sale and carried at fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$2,419	$3,679	$2,677	$2,198
Origination of consumer loans held for sale	6,546	19,542	16,985	31,781
Loans transferred to held for investment	(2,237)	—	(2,237)	—
Proceeds from the sale of consumer loans held for sale	(6,263)	(20,089)	(17,023)	(30,872)
Net gain (loss) recognized on consumer loans held for sale	(465)	103	(402)	128
Balance, end of period	$—	$3,235	$—	$3,235

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

The following is a rollforward of consumer loans held for sale and carried at the lower of cost or market value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$7,380	$1,420	$8,551	$1,310
Origination of consumer loans held for sale	198,903	128,496	356,424	243,182
Proceeds from the sale of consumer loans held for sale	(194,263)	(128,576)	(354,529)	(244,234)
Net gain on sale of consumer loans held for sale	1,664	1,124	3,238	2,206
Balance, end of period	$13,684	$2,464	$13,684	$2,464

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents ending loan balances at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$919,433	$921,565
Owner occupied - correspondent*	105,170	116,792
Nonowner occupied	220,943	205,081
Commercial real estate	1,235,427	1,207,293
Construction & land development	163,080	150,065
Commercial & industrial	369,189	341,692
Lease financing receivables	15,238	16,580
Home equity	336,694	347,655
Consumer:
Credit cards	17,778	16,078
Overdrafts	878	974
Automobile loans	62,143	65,650
Other consumer	31,453	20,501
Total Traditional Banking	3,477,426	3,409,926
Warehouse lines of credit*	633,841	525,572
Total Core Banking	4,111,267	3,935,498

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	101	11,648
Republic Credit Solutions	84,616	66,888
Total Republic Processing Group	84,717	78,536

Total loans**	4,195,984	4,014,034
Allowance for loan and lease losses	(45,047)	(42,769)

Total loans, net	$4,150,937	$3,971,265

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017

Contractually receivable	$4,195,579	$4,014,673
Unearned income(1)	(1,132)	(1,157)
Unamortized premiums(2)	799	1,069
Unaccreted discounts(3)	(3,673)	(4,643)
Net unamortized deferred origination fees and costs(4)	4,411	4,092
Carrying value of loans	$4,195,984	$4,014,034

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased-Credit-Impaired (“PCI”) Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017

Contractually required principal	$4,897	$5,435
Non-accretable amount	(1,614)	(1,691)
Accretable amount	(100)	(140)
Carrying value of loans	$3,183	$3,604

The following table presents a rollforward of the accretable amount on all PCI loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$(140)	$(3,409)	$(140)	$(3,600)
Transfers between non-accretable and accretable*	(241)	(15)	(241)	75
Net accretion into interest income on loans, including loan fees	281	91	281	192
Balance, end of period	$(100)	$(3,333)	$(100)	$(3,333)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

The following tables present loans by risk category based on the Bank’s internal analyses performed as of June 30, 2018 and December 31, 2017. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

June 30, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$15,670	$13,693	$—	$175	$1,565	$31,103
Owner occupied - correspondent	—	—	389	—	—	—	389
Nonowner occupied	—	620	2,155	—	—	—	2,775
Commercial real estate	1,223,607	5,462	5,054	—	1,304	—	1,235,427
Construction & land development	162,952	—	128	—	—	—	163,080
Commercial & industrial	368,370	15	783	—	21	—	369,189
Lease financing receivables	15,238	—	—	—	—	—	15,238
Home equity	—	—	1,741	—	5	110	1,856
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	190	—	—	—	190
Other consumer	—	—	508	—	—	3	511
Total Traditional Banking	1,770,167	21,767	24,641	—	1,505	1,678	1,819,758
Warehouse lines of credit	633,841	—	—	—	—	—	633,841
Total Core Banking	2,404,008	21,767	24,641	—	1,505	1,678	2,453,599

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	886	—	—	—	886
Total Republic Processing Group	—	—	886	—	—	—	886

Total rated loans	$2,404,008	$21,767	$25,527	$—	$1,505	$1,678	$2,454,485

December 31, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$18,054	$12,056	$—	$180	$1,658	$31,948
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	635	1,240	—	248	—	2,123
Commercial real estate	1,197,299	4,824	3,798	—	1,372	—	1,207,293
Construction & land development	149,332	—	733	—	—	—	150,065
Commercial & industrial	341,377	267	21	—	27	—	341,692
Lease financing receivables	16,580	—	—	—	—	—	16,580
Home equity	—	33	1,609	—	6	110	1,758
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	108	—	—	—	108
Other consumer	—	—	571	—	—	3	574
Total Traditional Banking	1,704,588	23,813	20,136	—	1,833	1,771	1,752,141
Warehouse lines of credit	525,572	—	—	—	—	—	525,572
Total Core Banking	2,230,160	23,813	20,136	—	1,833	1,771	2,277,713

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	11,648	—	—	—	—	—	11,648
Republic Credit Solutions	—	—	1,066	—	—	—	1,066
Total Republic Processing Group	11,648	—	1,066	—	—	—	12,714

Total rated loans	$2,241,808	$23,813	$21,202	$—	$1,833	$1,771	$2,290,427

*The above tables exclude all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

The following table presents the activity in the Allowance by portfolio class:

	Allowance Rollforward
	Three Months Ended June 30,
	2018					2017
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$5,988	$(116)	$(15)	$178	$6,035	$7,071	$(288)	$(108)	$65	$6,740
Owner occupied - correspondent	278	(15)	—	—	263	353	(29)	—	—	324
Nonowner occupied	1,461	93	(7)	5	1,552	1,198	42	(3)	—	1,237
Commercial real estate	9,460	352	—	3	9,815	7,898	449	—	21	8,368
Construction & land development	2,720	80	—	25	2,825	2,233	274	—	1	2,508
Commercial & industrial	2,247	84	(17)	4	2,318	1,488	193	—	1	1,682
Lease financing receivables	165	(5)	—	—	160	145	6	—	—	151
Home equity	3,669	(180)	(34)	203	3,658	3,831	(21)	(91)	68	3,787
Consumer:
Credit cards	756	124	(95)	20	805	506	93	(21)	10	588
Overdrafts	791	296	(270)	61	878	641	337	(227)	55	806
Automobile loans	706	(39)	(4)	1	664	563	84	(7)	—	640
Other consumer	990	(151)	(136)	73	776	825	321	(306)	78	918
Total Traditional Banking	29,231	523	(578)	573	29,749	26,752	1,461	(763)	299	27,749
Warehouse lines of credit	1,335	250	—	—	1,585	1,238	264	—	—	1,502
Total Core Banking	30,566	773	(578)	573	31,334	27,990	1,725	(763)	299	29,251

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	9,572	(881)	(8,773)	82	—	7,741	(721)	(7,261)	241	—
Other TRS loans	125	(7)	(55)	4	67	—	(17)	—	17	—
Republic Credit Solutions	12,078	5,047	(3,769)	290	13,646	6,631	4,074	(2,251)	193	8,647
Total Republic Processing Group	21,775	4,159	(12,597)	376	13,713	14,372	3,336	(9,512)	451	8,647

Total	$52,341	$4,932	$(13,175)	$949	$45,047	$42,362	$5,061	$(10,275)	$750	$37,898

	Allowance Rollforward
	Six Months Ended June 30,
	2018					2017
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,182	$(307)	$(39)	$199	$6,035	$7,158	$(431)	$(111)	$124	$6,740
Owner occupied - correspondent	292	(29)	—	—	263	373	(49)	—	—	324
Nonowner occupied	1,396	449	(319)	26	1,552	1,139	112	(14)	—	1,237
Commercial real estate	9,043	644	—	128	9,815	8,078	252	—	38	8,368
Construction & land development	2,364	434	—	27	2,825	1,850	657	—	1	2,508
Commercial & industrial	2,198	210	(125)	35	2,318	1,511	149	—	22	1,682
Lease financing receivables	174	(14)	—	—	160	136	15	—	—	151
Home equity	3,754	(291)	(34)	229	3,658	3,757	48	(95)	77	3,787
Consumer:
Credit cards	607	359	(188)	27	805	490	131	(48)	15	588
Overdrafts	974	313	(559)	150	878	675	420	(411)	122	806
Automobile loans	687	(20)	(4)	1	664	526	120	(7)	1	640
Other consumer	1,162	(286)	(256)	156	776	771	504	(536)	179	918
Total Traditional Banking	28,833	1,462	(1,524)	978	29,749	26,464	1,928	(1,222)	579	27,749
Warehouse lines of credit	1,314	271	—	—	1,585	1,464	38	—	—	1,502
Total Core Banking	30,147	1,733	(1,524)	978	31,334	27,928	1,966	(1,222)	579	29,251

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	12,396	(12,478)	82	—	—	7,880	(8,121)	241	—
Other TRS loans	12	105	(55)	5	67	25	(277)	—	252	—
Republic Credit Solutions	12,610	7,953	(7,465)	548	13,646	4,967	7,843	(4,536)	373	8,647
Total Republic Processing Group	12,622	20,454	(19,998)	635	13,713	4,992	15,446	(12,657)	866	8,647

Total	$42,769	$22,187	$(21,522)	$1,613	$45,047	$32,920	$17,412	$(13,879)	$1,445	$37,898

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	June 30, 2018	December 31, 2017

Loans on nonaccrual status*	$17,502	$14,118
Loans past due 90-days-or-more and still on accrual**	858	956
Total nonperforming loans	18,360	15,074
Other real estate owned	—	115
Total nonperforming assets	$18,360	$15,189

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.44%	0.38%
Nonperforming assets to total loans (including OREO)	0.44	0.38
Nonperforming assets to total assets	0.35	0.30

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.43%	0.36%
Nonperforming assets to total loans (including OREO)	0.43	0.36
Nonperforming assets to total assets	0.34	0.28

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$10,238	$9,230	$—	$—
Owner occupied - correspondent	389	—	—	—
Nonowner occupied	730	257	—	—
Commercial real estate	4,100	3,247	—	—
Construction & land development	58	67	—	—
Commercial & industrial	999	—	—	—
Lease financing receivables	—	—	—	—
Home equity	896	1,217	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	68	68	—	—
Other consumer	24	32	22	19
Total Traditional Banking	17,502	14,118	22	19
Warehouse lines of credit	—	—	—	—
Total Core Banking	17,502	14,118	22	19

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	836	937
Total Republic Processing Group	—	—	836	937

Total	$17,502	$14,118	$858	$956

*  Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Nonaccrual loans and loans past due 90-days-or-more and still on accrual include both smaller-balance, primarily retail, homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. Troubled Debt Restructurings (“TDRs”) on nonaccrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2018	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,407	$1,382	$1,333	$4,122	$915,311	$919,433
Owner occupied - correspondent	—	—	—	—	105,170	105,170
Nonowner occupied	274	—	195	469	220,474	220,943
Commercial real estate	—	262	2,135	2,397	1,233,030	1,235,427
Construction & land development	—	—	—	—	163,080	163,080
Commercial & industrial	304	100	249	653	368,536	369,189
Lease financing receivables	—	—	—	—	15,238	15,238
Home equity	127	254	166	547	336,147	336,694
Consumer:
Credit cards	52	41	—	93	17,685	17,778
Overdrafts	231	—	—	231	647	878
Automobile loans	80	8	22	110	62,033	62,143
Other consumer	35	24	22	81	31,372	31,453
Total Traditional Banking	2,510	2,071	4,122	8,703	3,468,723	3,477,426
Warehouse lines of credit	—	—	—	—	633,841	633,841
Total Core Banking	2,510	2,071	4,122	8,703	4,102,564	4,111,267

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	101	101
Republic Credit Solutions	2,984	609	836	4,429	80,187	84,616
Total Republic Processing Group	2,984	609	836	4,429	80,288	84,717

Total	$5,494	$2,680	$4,958	$13,132	$4,182,852	$4,195,984
Delinquency ratio***	0.13%	0.06%	0.12%	0.31%

*All loans past due 90-days-or-more, excluding smaller-balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,559	$1,166	$1,057	$4,782	$916,783	$921,565
Owner occupied - correspondent	—	—	—	—	116,792	116,792
Nonowner occupied	47	—	99	146	204,935	205,081
Commercial real estate	398	—	1,329	1,727	1,205,566	1,207,293
Construction & land development	67	—	—	67	149,998	150,065
Commercial & industrial	15	—	—	15	341,677	341,692
Lease financing receivables	—	—	—	—	16,580	16,580
Home equity	723	50	448	1,221	346,434	347,655
Consumer:
Credit cards	34	40	—	74	16,004	16,078
Overdrafts	230	3	—	233	741	974
Automobile loans	36	—	24	60	65,590	65,650
Other consumer	93	21	21	135	20,366	20,501
Total Traditional Banking	4,202	1,280	2,978	8,460	3,401,466	3,409,926
Warehouse lines of credit	—	—	—	—	525,572	525,572
Total Core Banking	4,202	1,280	2,978	8,460	3,927,038	3,935,498

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	11,648	11,648
Republic Credit Solutions	3,631	1,073	937	5,641	61,247	66,888
Total Republic Processing Group	3,631	1,073	937	5,641	72,895	78,536

Total	$7,833	$2,353	$3,915	$14,101	$3,999,933	$4,014,034
Delinquency ratio***	0.20%	0.06%	0.10%	0.35%

*All loans past due 90-days-or-more, excluding smaller-balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2018	December 31, 2017

Loans with no allocated Allowance	$21,947	$18,540
Loans with allocated Allowance	25,927	27,076
Total recorded investment in impaired loans	$47,874	$45,616

Amount of the allocated Allowance	$4,165	$4,685

Approximately $3 million and $4 million of impaired loans at June 30, 2018 and December 31, 2017 were PCI loans. Approximately $2 million and $2 million of impaired loans at June 30, 2018 and December 31, 2017 were formerly PCI loans that became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2018 and December 31, 2017:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
June 30, 2018	Evaluated	Collectively	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,423	$3,384	$228	$6,035	$27,963	$889,730	$1,740	$—	$919,433	0.66%
Owner occupied - correspondent	—	263	—	263	389	104,781	—	—	105,170	0.25
Nonowner occupied	2	1,550	—	1,552	2,716	218,227	—	—	220,943	0.70
Commercial real estate	301	9,466	48	9,815	10,269	1,223,854	1,301	3	1,235,427	0.79
Construction & land development	67	2,758	—	2,825	128	162,952	—	—	163,080	1.73
Commercial & industrial	108	2,210	—	2,318	783	368,385	—	21	369,189	0.63
Lease financing receivables	—	160	—	160	—	15,238	—	—	15,238	1.05
Home equity	368	3,180	110	3,658	1,741	334,838	115	—	336,694	1.09
Consumer:
Credit cards	—	805	—	805	—	17,778	—	—	17,778	4.53
Overdrafts	—	878	—	878	—	878	—	—	878	100.00
Automobile loans	41	623	—	664	190	61,953	—	—	62,143	1.07
Other consumer	448	325	3	776	486	30,964	3	—	31,453	2.47
Total Traditional Banking	3,758	25,602	389	29,749	44,665	3,429,578	3,159	24	3,477,426	0.86
Warehouse lines of credit	—	1,585	—	1,585	—	633,841	—	—	633,841	0.25
Total Core Banking	3,758	27,187	389	31,334	44,665	4,063,419	3,159	24	4,111,267	0.76

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	67	—	67	—	101	—	—	101	66.34
Republic Credit Solutions	18	13,628	—	13,646	50	84,566	—	—	84,616	16.13
Total Republic Processing Group	18	13,695	—	13,713	50	84,667	—	—	84,717	16.19
Total	$3,776	$40,882	$389	$45,047	$44,715	$4,148,086	$3,159	$24	$4,195,984	1.07%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2017	Evaluated	Collectively	Post Acquisition	Total	Evaluated	Collectively	Post Acquisition	Post Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,361	$3,501	$320	$6,182	$27,605	$892,122	$1,838	$—	$921,565	0.67%
Owner occupied - correspondent	—	292	—	292	—	116,792	—	—	116,792	0.25
Nonowner occupied	4	1,390	2	1,396	1,814	203,019	248	—	205,081	0.68
Commercial real estate	407	8,588	48	9,043	9,185	1,196,736	1,369	3	1,207,293	0.75
Construction & land development	107	2,257	—	2,364	733	149,332	—	—	150,065	1.58
Commercial & industrial	288	1,910	—	2,198	308	341,357	—	27	341,692	0.64
Lease financing receivables	—	174	—	174	—	16,580	—	—	16,580	1.05
Home equity	425	3,218	111	3,754	1,609	345,930	115	1	347,655	1.08
Consumer:
Credit cards	—	607	—	607	—	16,078	—	—	16,078	3.78
Overdrafts	—	974	—	974	—	974	—	—	974	100.00
Automobile loans	32	655	—	687	108	65,542	—	—	65,650	1.05
Other consumer	528	631	3	1,162	552	19,946	3	—	20,501	5.67
Total Traditional Banking	4,152	24,197	484	28,833	41,914	3,364,408	3,573	31	3,409,926	0.85
Warehouse lines of credit	—	1,314	—	1,314	—	525,572	—	—	525,572	0.25
Total Core Banking	4,152	25,511	484	30,147	41,914	3,889,980	3,573	31	3,935,498	0.77

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	12	—	12	—	11,648	—	—	11,648	0.10
Republic Credit Solutions	49	12,561	—	12,610	129	66,759	—	—	66,888	18.85
Total Republic Processing Group	49	12,573	—	12,622	129	78,407	—	—	78,536	16.07
Total	$4,201	$38,084	$484	$42,769	$42,043	$3,968,387	$3,573	$31	$4,014,034	1.07%

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018			June 30, 2018
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$12,391	$11,768	$—	$11,069	$67	$—	$10,976	$133	$—
Owner occupied - correspondent	389	389	—	386	—	—	257	—	—
Nonowner occupied	3,040	2,648	—	2,699	22	—	2,367	45	—
Commercial real estate	6,737	5,663	—	5,119	24	—	4,889	45	—
Construction & land development	—	—	—	238	—	—	356	—	—
Commercial & industrial	783	675	—	694	—	—	469	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	830	734	—	704	4	—	796	7	—
Consumer	83	70	—	62	1	—	49	3	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	17,967	17,935	2,651	18,481	153	—	18,538	299	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	79	68	2	195	—	—	249	—	—
Commercial real estate	5,907	5,907	349	6,368	65	—	6,287	129	—
Construction & land development	128	128	67	132	1	—	135	2	—
Commercial & industrial	108	108	108	98	1	—	161	1	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,123	1,122	478	992	10	—	909	19	—
Consumer	659	659	510	668	6	—	700	14	—
Total impaired loans	$50,224	$47,874	$4,165	$47,905	$354	$—	$47,138	$697	$—

	As of			Three Months Ended			Six Months Ended
	December 31, 2017			June 30, 2017			June 30, 2017
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,664	$10,789	$—	$11,802	$48	$—	$12,380	$95	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	1,784	1,704	—	1,477	7	—	1,293	14	—
Commercial real estate	5,504	4,430	—	4,702	20	—	5,235	40	—
Construction & land development	591	591	—	537	7	—	507	15	—
Commercial & industrial	20	20	—	200	1	—	136	2	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,071	981	—	1,443	6	—	1,434	13	—
Consumer	25	25	—	41	—	—	43	—	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	18,676	18,654	2,681	20,780	178	—	21,314	357	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	361	358	6	483	6	—	620	11	—
Commercial real estate	6,124	6,124	455	5,229	49	—	6,579	95	—
Construction & land development	142	142	107	273	1	—	342	2	—
Commercial & industrial	288	288	288	150	—	—	274	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	743	743	536	826	5	—	698	9	—
Consumer	767	767	612	114	—	—	76	—	—
Total impaired loans	$47,760	$45,616	$4,685	$48,057	$328	$—	$50,931	$653	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2018 and December 31, 2017, $9 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	67	$6,683	177	$19,917	244	$26,600
Commercial real estate	2	1,316	15	6,647	17	7,963
Construction & land development	1	58	1	70	2	128
Commercial & industrial	3	750	2	12	5	762
Consumer	—	—	325	511	325	511
Total troubled debt restructurings	73	$8,807	520	$27,157	593	$35,964

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	62	$4,926	183	$20,189	245	$25,115
Commercial real estate	2	1,366	14	6,499	16	7,865
Construction & land development	1	67	3	666	4	733
Commercial & industrial	—	—	2	287	2	287
Consumer	—	—	830	637	830	637
Total troubled debt restructurings	65	$6,359	1,032	$28,278	1,097	$34,637

The Bank considers a TDR to be performing to its modified terms if the loan is not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2018 and December 31, 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$1,207	—	$—	2	$1,207
Rate reduction	156	17,770	15	1,699	171	19,469
Principal deferral	14	3,288	3	299	17	3,587
Legal modification	46	2,082	8	255	54	2,337
Total residential TDRs	218	24,347	26	2,253	244	26,600

Commercial related and construction/land development loans:
Interest only payments	2	783	—	—	2	783
Rate reduction	7	3,061	1	80	8	3,141
Principal deferral	13	4,854	1	75	14	4,929
Total commercial TDRs	22	8,698	2	155	24	8,853

Consumer loans:
Rate reduction	1	17	—	—	1	17
Principal deferral	323	451	—	—	323	451
Legal modification	—	—	1	43	1	43
Total consumer TDRs	324	468	1	43	325	511

Total troubled debt restructurings	564	$33,513	29	$2,451	593	$35,964

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$463	—	$—	2	$463
Rate reduction	161	18,777	17	1,902	178	20,679
Principal deferral	14	1,455	2	121	16	1,576
Legal modification	42	1,997	7	400	49	2,397
Total residential TDRs	219	22,692	26	2,423	245	25,115

Commercial related and construction/land development loans:
Interest only payments	3	837	—	—	3	837
Rate reduction	7	3,185	1	79	8	3,264
Principal deferral	9	3,430	2	1,354	11	4,784
Total commercial TDRs	19	7,452	3	1,433	22	8,885

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total troubled debt restructurings	1,068	$30,781	29	$3,856	1,097	$34,637

As of June 30, 2018 and December 31, 2017, 93% and 89% of the Bank’s TDRs were performing according to their modified terms. The Bank provided $3 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of June 30, 2018 and December 31, 2017. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at June 30, 2018 or December 31, 2017.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2018 and 2017 that were modified during the three months ended June 30, 2018 and 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Rate reduction	1	$389	—	$—	1	$389
Principal deferral	2	1,501	1	169	3	1,670
Legal modification	9	273	1	46	10	319
Total residential TDRs	12	2,163	2	215	14	2,378

Commercial related and construction/land development loans:
Rate reduction	—	—	—	—	—	—
Principal deferral	3	859	1	75	4	934
Total commercial TDRs	3	859	1	75	4	934

Consumer loans:
Legal modification	—	—	1	43	1	43

Total troubled debt restructurings	15	$3,022	4	$333	19	$3,355

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Rate reduction	1	$220	—	$—	1	$220
Principal deferral	2	810	—	—	2	810
Legal modification	1	11	—	—	1	11
Total residential TDRs	4	1,041	—	—	4	1,041

Total troubled debt restructurings	4	$1,041	—	$—	4	$1,041

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2018 and 2017, 90% and 100% of the Bank’s TDRs that occurred during the second quarters of 2018 and 2017 were performing according to their modified terms. The Bank provided approximately $422,000 and $30,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the second quarters of 2018 and 2017.

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2018 and 2017.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2018 and 2017 that were modified during the six months ended June 30, 2018 and 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$1,204	—	$—	1	$1,204
Rate reduction	2	474	—	—	2	474
Principal deferral	3	2,002	1	170	4	2,172
Legal modification	9	273	1	46	10	319
Total residential TDRs	15	3,953	2	216	17	4,169

Commercial related and construction/land development loans:
Principal deferral	4	870	1	75	5	945
Total commercial TDRs	4	870	1	75	5	945

Consumer loans:
Principal deferral	1	58	—	—	1	58
Legal modification	—	—	1	43	1	43
Total consumer TDRs	1	58	1	43	2	101

Total troubled debt restructurings	20	$4,881	4	$334	24	$5,215

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	—	$—	—	$—
Rate reduction	2	379	—	—	2	379
Principal deferral	2	810	—	—	2	810
Legal modification	3	49	—	—	3	49
Total residential TDRs	7	1,238	—	—	7	1,238

Total troubled debt restructurings	7	$1,238	—	$—	7	$1,238

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2018 and 2017, 94% and 100% of the Bank’s TDRs that occurred during the first six months of 2018 and 2017 were performing according to their modified terms. The Bank provided approximately $539,000 and $65,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first six months of 2018 and 2017.

There was no significant change between the pre and post modification loan balances for the six months ending June 30, 2018 and 2017.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of June 30, 2018 and 2017 and for which there was a payment default during the three and/or six months ended June 30, 2018 and 2017.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$215	—	$—	2	$215	—	$—
Commercial & industrial	1	75	—	—	1	75	—	—
Consumer	1	43	—	—	1	43	—	—

Total	4	$333	—	$—	4	$333	—	$—

Foreclosures

The following table presents the carrying amount of foreclosed properties held at June 30, 2018 and December 31, 2017 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2018	December 31, 2017

Residential real estate	$—	$115

Total other real estate owned	$—	$115

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,455	$1,392

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2018 and 2017. The Company based its estimated provision for EA losses on current year EA delinquency information and prior year IRS funding patterns. Each year, all unpaid EAs are charged-off by the end of the second quarter.

Information regarding EAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Easy Advances originated	$—	$—	$430,210	$328,519
Net Charge (Credit) to the Provision for Easy Advances	(881)	(721)	12,396	7,880
Provision to total Easy Advances originated	NA	NA	2.88%	2.40%
Easy Advances net charge-offs	$8,691	$7,020	$12,396	$7,880
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	2.88%	2.40%

NA - Not applicable

5. DEPOSITS

The following table presents ending deposit balances at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017

Core Bank:
Demand	$933,792	$944,812
Money market accounts	615,731	546,998
Savings	189,121	182,800
Individual retirement accounts(1)	51,549	47,982
Time deposits, $250 and over(1)	81,638	77,891
Other certificates of deposit(1)	223,106	189,661
Reciprocal money market and time deposits(1)(2)	283,229	373,242
Brokered deposits(1)	32,878	46,089
Total Core Bank interest-bearing deposits	2,411,044	2,409,475
Total Core Bank noninterest-bearing deposits	1,003,443	988,537
Total Core Bank deposits	3,414,487	3,398,012

Republic Processing Group ("RPG"):
Money market accounts	1,143	1,641
Total RPG interest-bearing deposits	1,143	1,641

Brokered prepaid card deposits	5,637	1,509
Other noninterest-bearing deposits	52,102	31,996
Total RPG noninterest-bearing deposits	57,739	33,505
Total RPG deposits	58,882	35,146

Total deposits	$3,473,369	$3,433,158

(1)	Represents a time deposit.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

(3)

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

At June 30, 2018 and December 31, 2017, all securities sold under agreements to repurchase had overnight maturities. The following tables present additional information regarding securities sold under agreements to repurchase:

(dollars in thousands)	June 30, 2018	December 31, 2017

Outstanding balance at end of period	$175,291	$204,021
Weighted average interest rate at end of period	0.58%	0.31%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$206,570	$71,824
Mortgage backed securities - residential	16,904	83,452
Collateralized mortgage obligations	9,352	84,693
Total securities pledged	$232,826	$239,969

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017

Average outstanding balance during the period	$178,063	$179,594	$217,532	$198,896
Average interest rate during the period	0.50%	0.33%	0.40%	0.17%
Maximum outstanding at any month end during the period	$175,291	$156,339	$215,281	$183,709

7. FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2018 and December 31, 2017, FHLB advances were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017

Overnight advances	$500,000	$330,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	350,000	397,500
Total FHLB advances	$860,000	$737,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2018 and December 31, 2017, Republic had available borrowing capacity of $209 million and $378 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of June 30, 2018 and December 31, 2017.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2018 (Overnight)	$500,000	1.92%
2018 (Term)	80,000	1.70
2019	100,000	1.80
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	10,000	2.14
Thereafter	—	—
Total	$860,000	1.88%

Due to their short term, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

(dollars in thousands)	June 30, 2018	December 31, 2017

Outstanding balance at end of period	$500,000	$330,000
Weighted average interest rate at end of period	1.92%	1.42%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017

Average outstanding balance during the period	$226,264	$114,121	$185,801	$111,740
Average interest rate during the period	1.88%	1.06%	1.70%	0.88%
Maximum outstanding at any month end during the period	$500,000	$625,000	$560,000	$625,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2018	December 31, 2017

First lien, single family residential real estate	$1,130,464	$1,123,402
Home equity lines of credit	313,029	320,649

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2018	December 31, 2017

Unused warehouse lines of credit	$456,159	$525,328
Unused home equity lines of credit	378,796	367,887
Unused loan commitments - other	646,824	598,002
Standby letters of credit	12,813	12,643
FHLB letter of credit	10,000	10,000
Total commitments	$1,504,592	$1,513,860

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at June 30, 2018. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Consumer loans held for investment/sale, at fair value: From the first quarter of 2016 through the first quarter of 2018, the Bank continued to pilot a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on the its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market on a monthly basis.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluate the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from “held for sale” on the balance sheet to “held for investment” and recorded a $427,000 charge to its mark-to-market fair value adjustment for these loans.

Through the first quarter of 2018, the fair value for these loans was based on contractual sales terms, which are classified as Level 3 inputs. As of June 30, 2018, the fair value of these loans was based on the discounted cash flows of the underlying loans, which are also classified as Level 3 inputs.

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

Premises carried at fair value: Premises and equipment are accounted for at the lower of cost less accumulated depreciation or fair value less estimated costs to sell. The fair value of Bank premises is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at June 30, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$225,937	$—	$225,937
Private label mortgage backed security	—	—	3,926	3,926
Mortgage backed securities - residential	—	93,070	—	93,070
Collateralized mortgage obligations	—	78,883	—	78,883
Corporate bonds	—	10,087	—	10,087
Trust preferred security	—	—	4,150	4,150
Total available-for-sale debt securities	$—	$407,977	$8,076	$416,053

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$389	$—	$389
Community Reinvestment Act mutual fund	2,404	—	—	2,404
Total equity securities with readily determinable fair value	$2,404	$389	$—	$2,793

Mortgage loans held for sale	$—	$12,653	$—	$12,653
Consumer loans held for investment	—	—	2,237	2,237
Rate lock loan commitments	—	432	—	432
Interest rate swap agreements	—	2,105	—	2,105

Financial liabilities:
Mandatory forward contracts	$—	$110	$—	$110
Interest rate swap agreements	—	1,885	—	1,885

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$307,592	$—	$307,592
Private label mortgage backed security	—	—	4,449	4,449
Mortgage backed securities - residential	—	106,374	—	106,374
Collateralized mortgage obligations	—	87,163	—	87,163
Corporate bonds	—	15,125	—	15,125
Trust preferred security	—	—	3,600	3,600
Total available-for-sale debt securities	$—	$516,254	$8,049	$524,303

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Total equity securities with readily determinable fair value	$2,455	$473	$—	$2,928

Mortgage loans held for sale	$—	$5,761	$—	$5,761
Consumer loans held for sale	—	—	2,677	2,677
Rate lock loan commitments	—	310	—	310
Interest rate swap agreements	—	312	—	312

Financial liabilities:
Mandatory forward contracts	$—	$9	$—	$9
Interest rate swap agreements	—	403	—	403

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2018 and 2017.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$4,120	$4,682	$4,449	$4,777
Total gains or losses included in earnings:
Net change in unrealized gain	(15)	101	(17)	154
Recovery of actual losses previously recorded	37	—	75	—
Principal paydowns	(216)	(243)	(581)	(391)
Balance, end of period	$3,926	$4,540	$3,926	$4,540

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

.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
June 30, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,926	Discounted cash flow	(1) Constant prepayment rate	5.0% - 6.5%

			(2) Probability of default	1.8% - 8.0%

			(3) Loss severity	50% - 85%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,449	Discounted cash flow	(1) Constant prepayment rate	3.5% - 6.5%

			(2) Probability of default	1.8% - 8.0%

			(3) Loss severity	60% - 85%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$3,900	$3,200	$3,600	$3,200
Total gains or losses included in earnings:
Discount accretion	10	11	20	22
Net change in unrealized gain	240	242	530	231
Balance, end of period	$4,150	$3,453	$4,150	$3,453

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, and December 31, 2017, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	June 30, 2018	December 31, 2017

Aggregate fair value	$12,653	$5,761
Contractual balance	12,417	5,668
Unrealized gain	236	93

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2018 and 2017 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Interest income	$103	$86	$175	$153
Change in fair value	152	118	143	111
Total included in earnings	$255	$204	$318	$264

Consumer Loans Held for Investment/Sale

Prior to the second quarter of 2018, all consumer installment loans originated through RCS were originated with the intent to sale and carried at fair value. During the second quarter of 2018, approximately $2 million of these loans were transferred from the held for sale category into the held for investment category and recorded at their fair market value as of the date of transfer. Interest income for these loans is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2018 and December 31, 2017.

A reconciliation of the Company’s consumer loans measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017 is included in Footnote 3 of this section of the filing.

Prior to the second quarter of 2018, the significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the net contractual premiums and level of loans sold at a discount price. As of June 30, 2018, the significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the constant prepayment rate, probability of default, and loss severity for these loans under a discounted-cash-flow model. Significant fluctuations in any of these inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for consumer loans as of June 30, 2018 and December 31, 2017:

	Fair	Valuation
June 30, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$2,237	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	45.0%

			(3) Loss severity	11.5%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,677	Contractual Sales Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of June 30, 2018 and December 31, 2017, the aggregate fair value, contractual balance, and unrealized (loss) gain on consumer loans held for investment/sale, at fair value, were as follows:

(in thousands)	June 30, 2018	December 31, 2017

Aggregate fair value	$2,237	$2,677
Contractual balance	2,522	2,535
Unrealized (loss) gain	(285)	142

The total amount of net (losses) gains from changes in fair value included in earnings for the three and six months ended June 30, 2018 and 2017 for consumer loans held for investment/sale, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Interest income	$152	$322	$328	$508
Change in fair value	(414)	(24)	(427)	58
Total included in earnings	$(262)	$298	$(99)	$566

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$2,857	$2,857
Nonowner occupied	—	—	1,242	1,242
Commercial real estate	—	—	1,315	1,315
Commercial & industrial	—	—	713	713
Home equity	—	—	310	310
Total impaired loans*	$—	$—	$6,437	$6,437

Premises	$—	$—	$2,751	$2,751

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,107	$4,107
Nonowner occupied	—	—	237	237
Commercial real estate	—	—	1,366	1,366
Home equity	—	—	393	393
Total impaired loans*	$—	$—	$6,103	$6,103

Other real estate owned:
Residential real estate	$—	$—	$83	$83
Total other real estate owned	$—	$—	$83	$83

Premises	$—	$—	$3,017	$3,017

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$2,857	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 54% (11%)

Impaired loans - residential real estate nonowner occupied	$1,242	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (13%)

Impaired loans - commercial real estate	$78	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,237	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$713	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$310	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (14%)

Premises	$2,751	Sales comparison approach	Adjustments determined for differences between comparable sales	15% - 69% (28%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 54% (10%)

Impaired loans - residential real estate nonowner occupied	$237	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 8% (5%)

Impaired loans - commercial real estate	$79	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,287	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$393	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 23% (15%)

Other real estate owned - residential real estate	$83	Sales comparison approach	Adjustments determined for differences between comparable sales	86% (86%)

Premises	$3,017	Sales comparison approach	Adjustments determined for differences between comparable sales	4% - 67% (21%)

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

Impaired collateral-dependent loans are as follows:

(in thousands)	June 30, 2018	December 31, 2017

Carrying amount of loans measured at fair value	$5,774	$5,358
Estimated selling costs considered in carrying amount	680	752
Valuation allowance	(17)	(7)
Total fair value	$6,437	$6,103

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Provisions on collateral-dependent, impaired loans	$28	$118	$457	$190

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	June 30, 2018	December 31, 2017

Other real estate owned carried at fair value	$—	$83
Other real estate owned carried at cost	—	32
Total carrying value of other real estate owned	$—	$115

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Other real estate owned write-downs during the period	$—	$9	$—	$79

Premises

The Company’s Traditional Banking segment classified four of its former banking centers as held for sale as of June 30, 2018 and December 31, 2017. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to these properties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Impairment charges on premises	$126	$58	$230	$116

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 follow:

		Fair Value Measurements at
		June 30, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$386,956	$386,956	$—	$—	$386,956
Available-for-sale debt securities	416,053	—	407,977	8,076	416,053
Held-to-maturity debt securities	66,776	—	67,513	—	67,513
Equity securities with readily determinable fair values	2,793	2,404	389	—	2,793
Mortgage loans held for sale, at fair value	12,653	—	12,653	—	12,653
Consumer loans held for sale, at the lower of cost or fair value	13,684	—	13,684	—	13,684
Loans, net	4,150,937	—	—	4,122,775	4,122,775
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	12,558	—	12,558	—	12,558
Rate lock loan commitments	432	—	432	—	432
Interest rate swap agreements	2,105	—	2,105	—	2,105

Liabilities:
Noninterest-bearing deposits	$1,061,182	—	$1,061,182	—	$1,061,182
Transaction deposits	2,000,321	—	2,000,321	—	2,000,321
Time deposits	411,866	—	405,971	—	405,971
Securities sold under agreements to repurchase and other short-term borrowings	175,291	—	175,291	—	175,291
Federal Home Loan Bank advances	860,000	—	852,203	—	852,203
Subordinated note	41,240	—	32,561	—	32,561
Accrued interest payable	1,070	—	1,070	—	1,070
Mandatory forward contracts	110	—	110	—	110
Interest rate swap agreements	1,885	—	1,885	—	1,885

NA - Not applicable

		Fair Value Measurements at
		December 31, 2017:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$299,351	$299,351	$—	$—	$299,351
Available-for-sale debt securities	524,303	—	516,254	8,049	524,303
Held-to-maturity debt securities	64,227	—	65,133	—	65,133
Equity securities with readily determinable fair values	2,928	2,455	473	—	2,928
Mortgage loans held for sale, at fair value	5,761	—	5,761	—	5,761
Consumer loans held for sale, at fair value	2,677	—	—	2,677	2,677
Consumer loans held for sale, at the lower of cost or fair value	8,551	—	8,551	—	8,551
Loans, net	3,971,265	—	—	3,938,998	3,938,998
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	12,082	—	12,082	—	12,082
Rate lock loan commitments	310	—	310	—	310
Interest rate swap agreements	312	—	312	—	312

Liabilities:
Noninterest-bearing deposits	$1,022,042	—	$1,022,042	—	$1,022,042
Transaction deposits	2,049,493	—	2,049,493	—	2,049,493
Time deposits	361,623	—	358,627	—	358,627
Securities sold under agreements to repurchase and other short-term borrowings	204,021	—	204,021	—	204,021
Federal Home Loan Bank advances	737,500	—	730,712	—	730,712
Subordinated note	41,240	—	31,763	—	31,763
Accrued interest payable	1,100	—	1,100	—	1,100
Mandatory forward contracts	9	—	9	—	9
Interest rate swap agreements	403	—	403	—	403

NA - Not applicable

10. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

The following table presents activity for mortgage loans held for sale, at fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$4,496	$5,193	$5,761	$11,662
Origination of mortgage loans held for sale	54,714	42,531	84,124	75,776
Proceeds from the sale of mortgage loans held for sale	(47,642)	(42,946)	(79,094)	(83,637)
Net gain on sale of mortgage loans held for sale	1,085	1,279	1,862	2,256
Balance, end of period	$12,653	$6,057	$12,653	$6,057

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Net gain realized on sale of mortgage loans held for sale	$1,101	$1,173	$1,698	$2,114
Net change in fair value recognized on loans held for sale	152	118	143	111
Net change in fair value recognized on rate lock loan commitments	(11)	(36)	122	283
Net change in fair value recognized on forward contracts	(157)	23	(101)	(252)
Net gain recognized	1,085	1,278	1,862	2,256

Loan servicing income	600	528	1,205	1,063
Amortization of mortgage servicing rights	(369)	(361)	(731)	(714)
Net servicing income recognized	231	167	474	349
Total Mortgage Banking income	$1,316	$1,445	$2,336	$2,605

The following table presents activity for capitalized mortgage servicing rights:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$4,925	$5,158	$5,044	$5,180
Additions	359	361	602	692
Amortized to expense	(369)	(361)	(731)	(714)
Balance, end of period	$4,915	$5,158	$4,915	$5,158

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and six months ended June 30, 2018 and 2017.

The following table presents other information for mortgage servicing rights:

(in thousands)	June 30, 2018	December 31, 2017

Fair value of mortgage servicing rights portfolio	$9,277	$7,984
Monthly weighted average prepayment rate of unpaid principal balance*	175%	200%
Discount rate	10%	10%
Weighted average default rate	4.04%	3.75%
Weighted average life in years	6.02	5.49

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2018		December 31, 2017
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$12,417	$12,653	$5,668	$5,761

Included in other assets:
Rate lock loan commitments	$20,196	$432	$14,696	$310

Included in other liabilities:
Mandatory forward contracts	$27,902	$110	$17,159	$9

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

The following table reflects information about swaps designated as cash flow hedges as of June 30, 2018 and December 31, 2017:

					June 30, 2018		December 31, 2017
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$111	$88	$(60)	$(25)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	109	86	(31)	(48)
Total	$20,000				$220	$174	$(91)	$(73)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Interest rate swap on money market deposits	$3	$29	$20	$63
Interest rate swap on FHLB advance	6	29	15	61
Total interest expense on swap transactions	$9	$58	$35	$124

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Gains (losses) recognized in OCI on derivative (effective portion)	$77	$(104)	$276	$(76)

Losses reclassified from OCI on derivative (effective portion)	(9)	(58)	(35)	(124)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of the existing losses reported in AOCI at June 30, 2018 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

The following table presents a summary of the Bank’s interest rate swaps related to clients as of June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$6,200	$142	$48,942	$312
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	60,439	(1,885)	12,477	(228)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$66,639	$(1,743)	$61,419	$84

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	66,639	1,743	61,419	(84)
Total		$133,278	$—	$122,838	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.5 million and $1.5 million at June 30, 2018 and December 31, 2017.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net income	$15,666	$10,071	$43,135	$30,088
Dividends declared on Common Stock:
Class A Shares	(4,518)	(4,095)	(9,035)	(7,986)
Class B Shares	(487)	(449)	(981)	(876)
Undistributed net income for basic earnings per share	10,661	5,527	33,119	21,226
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(35)	(17)	(64)	(34)
Undistributed net income for diluted earnings per share	$10,626	$5,510	$33,055	$21,192

Weighted average shares outstanding:
Class A Shares	18,935	18,883	18,704	18,675
Class B Shares	2,252	2,268	2,235	2,243
Effect of dilutive securities on Class A Shares outstanding	144	79	133	78
Weighted average shares outstanding including dilutive securities	21,331	21,230	21,072	20,996

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.24	$0.22	$0.48	$0.43
Undistributed earnings per share*	0.51	0.26	1.60	1.02
Total basic earnings per share - Class A Common Stock	$0.75	$0.48	$2.08	$1.45

Class B Common Stock
Per share dividends distributed	$0.22	$0.20	$0.44	$0.39
Undistributed earnings per share*	0.46	0.24	1.45	0.93
Total basic earnings per share - Class B Common Stock	$0.68	$0.44	$1.89	$1.32

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.24	$0.22	$0.48	$0.43
Undistributed earnings per share*	0.50	0.26	1.58	1.02
Total diluted earnings per share - Class A Common Stock	$0.74	$0.48	$2.06	$1.45

Class B Common Stock:
Per share dividends distributed	$0.22	$0.20	$0.44	$0.39
Undistributed earnings per share*	0.46	0.24	1.44	0.93
Total diluted earnings per share - Class B Common Stock	$0.68	$0.44	$1.88	$1.32

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

The following table presents stock options excluded from the detailed earnings per share calculation because their impact was antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Antidilutive stock options	3,000	2,500	3,000	2,500
Average antidilutive stock options	400	1,166	200	584

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

The following table summarizes stock option activity from January 1, 2017 through June 30, 2018:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2017	312,600	$24.49
Granted	4,500	35.54
Exercised	(3,500)	19.63
Forfeited or expired	(18,600)	24.99
Outstanding, December 31, 2017	295,000	$24.68	2.86	$3,935,010

Outstanding, January 1, 2018	295,000	$24.68
Granted	3,000	45.50
Exercised	(2,000)	24.44
Forfeited or expired	(4,600)	24.47
Outstanding, June 30, 2018	291,400	$24.90	2.41	$5,945,072

Unvested	291,400	$24.90	2.41	$5,945,072
Exercisable (vested) at June 30, 2018	—	$—	—	$—

The following table presents information related to stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Intrinsic value of options exercised	$42	$—	$42	$44
Cash received from options exercised, net of shares redeemed	48	—	48	33
Weighted-average fair value per share of options granted	8.01	5.61	NA	5.61

NA - Not applicable

Restricted Stock Awards

Restricted stock awards generally vest within six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2017 through June 30, 2018:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	77,000	$20.02
Granted	7,413	35.77
Forfeited	(750)	19.85
Earned and issued	(42,053)	21.66
Outstanding, December 31, 2017	41,610	$21.18

Outstanding, January 1, 2018	41,610	$21.18
Granted	38,323	38.64
Forfeited	(750)	19.85
Earned and issued	(2,323)	43.60
Outstanding, June 30, 2018	76,860	$29.22

Unvested	76,860	$29.22

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

•

The Compensation Committee (the “Committee”) shall make all determinations regarding the achievement of ROAA based on the Company’s audited financial statements and average assets as reported in the Company's Annual Report on Form 10-K with the Securities and Exchange Commission, and the determination of the Committee shall be final and binding on all parties. The Committee reserves the right, in its sole discretion, to adjust the calculation of ROAA downward for income or expense items that it considers to be infrequent or nonrecurring in nature.

The following table summarizes PSU activity from January 1, 2017 through June 30, 2018:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	(6,500)	23.48
Earned and issued	—	—
Outstanding, December 31, 2017	48,500	$23.08

Outstanding, January 1, 2018	48,500	$23.08
Granted	—	—
Forfeited	—	—
Earned and issued	—	—
Outstanding, June 30, 2018	48,500	$23.08

Unvested	48,500	$23.08

Expense Related to the 2015 Stock Incentive Plan

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Grants to non-employee directors are included within director fees, a component of other noninterest expense.

The Company recorded expense related to the 2015 Plan for the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Stock option expense	$56	$63	$118	$126
Restricted stock award expense	254	77	318	292
Performance stock unit expense	27	105	53	237
Total expense	$337	$245	$489	$655

Unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted	Performance
Year Ended (in thousands)	Options	Stock Awards	Stock Units	Total

2018	$122	$212	$91	$425
2019	142	261	—	403
2020	39	261	—	300
2021	9	261	—	270
2022	6	237	—	243
2023 and beyond	2	135	—	137
Total	$320	$1,367	$91	$1,778

Deferred Compensation

On April 19, 2018, the shareholders of Republic approved an amendment and restatement of the Non-Employee Director and Key Employee Deferred Compensation Plan (the “Plan”). Prior to the Plan’s 2018 amendment and restatement, only directors participated in the plan, with the 2018 amendment and restatement initiating key-employee participation. The Plan provides non-employee directors and designated key employees the ability to defer compensation and have those deferred amounts then paid later in Company Class A Common shares based on the shares that could have been acquired as the deferrals were made. The Company maintains a bookkeeping account for each director or key-employee participant, and at the end of each fiscal quarter, deferred compensation is converted to “stock units” equal to the amount of compensation deferred during the quarter divided by the quarter-end fair market value of the Company’s Class A Common stock. Stock units for each participant’s account are also credited with an amount equal to the cash dividends that would have been paid on the number of stock units in the account if the stock units were deemed to be outstanding shares of stock. Any dividends credited are converted into additional stock units at the end of the fiscal quarter in which the dividends were paid.

DIRECTORS

Members of the Board of Directors may defer board and committee fees from two to five years, with each director participant retaining a nonforfeitable interest in his or her deferred compensation account.

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2017	64,155	$22.94
Deferred fees and dividend equivalents converted to stock units	5,199	36.81
Stock units converted to Class A Common Shares	(5,456)	22.84
Outstanding, December 31, 2017	63,898	$24.08

Outstanding, January 1, 2018	63,898	$24.08
Deferred fees and dividend equivalents converted to stock units	2,426	41.16
Stock units converted to Class A Common Shares	(2,835)	23.94
Outstanding, June 30, 2018	63,489	$24.74

Vested	63,489	$24.74

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2018	—	$—
Deferred base salaries and dividend equivalents converted to stock units	1,241	45.30
Matching stock units credited	1,241	45.30
Stock units converted to Class A Common Shares	—	—
Outstanding, June 30, 2018	2,482	$45.30

Vested	1,241	$45.30
Unvested	1,241	$45.30

14. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) reduced the federal corporate rate from 35% to 21%, effective January 1, 2018. Primarily as a result of the TCJA, the Company’s effective tax rate decreased significantly from 2017 to 2018. The following table illustrates the difference between the Company’s effective tax rate and the federal rates for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Federal rate times financial statement income	21.00%	35.00%	21.00%	35.00%
Effect of:
State taxes, net of federal benefit	0.82	1.41	1.54	0.64
General business tax credits	(0.63)	—	(0.31)	—
Nontaxable income	(1.35)	(2.54)	(0.94)	(1.55)
Other, net	1.10	0.17	(0.11)	(0.45)
Effective tax rate	20.94	34.04	21.18	33.64

As a result of the reduced tax rate, the Company incurred a charge of $6.3 million to income tax expense during the fourth quarter of 2017 representing the decrease in value of its net DTA upon enactment of the TCJA. With the exception of deferred taxes related to depreciation on a portion of its property and equipment, the Company has materially completed its accounting for the tax effects upon enactment of the TCJA. Regarding its deferred taxes related to depreciation, the Company awaits the completion of a cost segregation study. At June 30, 2018 and December 31, 2017, the Company did not have the necessary information available, analyzed or prepared to make a reasonable estimate of the impact of the cost segregation study on its deferred taxes related to depreciation. The cost segregation study is scheduled to be completed in the latter half of 2018, prior to the Company’s filing of its 2017 income tax returns. The cost segregation study is expected to provide the Company with the necessary information to complete the accounting for the deferred taxes related to depreciation.

15. OTHER COMPREHENSIVE INCOME

The following table presents OCI components and related tax effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Available-for-Sale Debt Securities:
Change in unrealized (loss) gain on available-for-sale debt securities (2018), debt and equity securities (2017)	$(546)	$423	$(2,663)	$1,129
Adjustment for adoption of ASU 2016-01	—	—	(428)	—
Change in unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	(15)	101	(17)	154
Net unrealized (losses) gains	(561)	524	(3,108)	1,283
Tax effect	118	(183)	652	(450)
Net of tax	(443)	341	(2,456)	833

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	77	(104)	276	(76)
Reclassification amount for derivative losses realized in income	9	58	35	124
Net unrealized gains	86	(46)	311	48
Tax effect	(19)	16	(64)	(16)
Net of tax	67	(30)	247	32

Total other comprehensive (loss) income components, net of tax	$(376)	$311	$(2,209)	$865

The following table presents amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2018 and 2017:

		Amounts Reclassified from Accumulated
		Other Comprehensive Income
	Affected Line Items	Three Months Ended		Six Months Ended
	in the Consolidated	June 30,		June 30,
(in thousands)	Statements of Income	2018	2017	2018	2017

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$(3)	$(29)	$(20)	$(63)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(6)	(29)	(15)	(61)
Total derivative losses on cash flow hedges	Total interest expense	(9)	(58)	(35)	(124)
Tax effect	Income tax expense	2	20	7	43
Net of tax	Net income	$(7)	$(38)	$(28)	$(81)

The following tables summarize AOCI balances, net of tax:

		2018
(in thousands)	December 31, 2017	Change	June 30, 2018

Unrealized loss on available-for-sale debt securities and reclassification of equity securities	$(604)	$(2,443)	$(3,047)
Unrealized gain (loss) on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	1,093	(13)	1,080
Unrealized gain (loss) on cash flow hedges	(73)	247	174
Total unrealized gain (loss)	$416	$(2,209)	$(1,793)

		2017
(in thousands)	December 31, 2016	Change	June 30, 2017

Unrealized gain on available-for-sale debt and equity securities	$237	$733	$970
Unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	706	100	806
Unrealized gain (loss) on cash flow hedges	(256)	32	(224)
Total unrealized gain	$687	$865	$1,552

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

The following tables present the Company’s net revenue by reportable segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$39,348	$4,164	$103	$43,615	$328	$7,141	$7,469	$51,084

Noninterest income:
Service charges on deposit accounts	3,563	11	—	3,574	—	—	—	3,574
Net refund transfer fees	—	—	—	—	3,473	—	3,473	3,473
Mortgage banking income(1)	—	—	1,316	1,316	—	—	—	1,316
Interchange fee income	2,793	—	—	2,793	79	19	98	2,891
Program fees(1)	—	—	—	—	124	1,199	1,323	1,323
Increase in cash surrender value of BOLI(1)	379	—	—	379	—	—	—	379
Net gains (losses) on OREO	320	—	—	320	—	—	—	320
Other	670	—	49	719	1	300	301	1,020
Total noninterest income	7,725	11	1,365	9,101	3,677	1,518	5,195	14,296

Total net revenue	$47,073	$4,175	$1,468	$52,716	$4,005	$8,659	$12,664	$65,380

Net-revenue concentration(2)	73%	6%	2%	81%	6%	13%	19%	100%

	Three Months Ended June 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$33,434	$4,435	$86	$37,955	$157	$5,025	$5,182	$43,137

Noninterest income:
Service charges on deposit accounts	3,380	10	—	3,390	—	—	—	3,390
Net refund transfer fees	—	—	—	—	2,770	—	2,770	2,770
Mortgage banking income(1)	—	—	1,445	1,445	—	—	—	1,445
Interchange fee income	2,457	—	—	2,457	74	16	90	2,547
Program fees(1)	—	—	—	—	56	1,228	1,284	1,284
Increase in cash surrender value of BOLI(1)	393	—	—	393	—	—	—	393
Net gains (losses) on OREO	249	—	—	249	—	—	—	249
Other	490	—	115	605	(5)	249	244	849
Total noninterest income	6,969	10	1,560	8,539	2,895	1,493	4,388	12,927

Total net revenue	$40,403	$4,445	$1,646	$46,494	$3,052	$6,518	$9,570	$56,064

Net-revenue concentration(2)	72%	8%	3%	83%	5%	12%	17%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$77,536	$7,755	$175	$85,466	$19,014	$14,269	$33,283	$118,749

Noninterest income:
Service charges on deposit accounts	7,110	19	—	7,129	—	—	—	7,129
Net refund transfer fees	—	—	—	—	19,825	—	19,825	19,825
Mortgage banking income(1)	—	—	2,336	2,336	—	—	—	2,336
Interchange fee income	5,331	—	—	5,331	188	39	227	5,558
Program fees(1)	—	—	—	—	183	2,836	3,019	3,019
Increase in cash surrender value of BOLI(1)	750	—	—	750	—	—	—	750
Net gains (losses) on OREO	452	—	—	452	—	—	—	452
Other	1,084	—	87	1,171	1,002	599	1,601	2,772
Total noninterest income	14,727	19	2,423	17,169	21,198	3,474	24,672	41,841

Total net revenue	$92,263	$7,774	$2,598	$102,635	$40,212	$17,743	$57,955	$160,590

Net-revenue concentration*	57%	5%	2%	64%	25%	11%	36%	100%

	Six Months Ended June 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$66,095	$8,335	$153	$74,583	$15,119	$9,873	$24,992	$99,575

Noninterest income:
Service charges on deposit accounts	6,660	16	—	6,676	(39)	—	(39)	6,637
Net refund transfer fees	—	—	—	—	18,152	—	18,152	18,152
Mortgage banking income(1)	—	—	2,605	2,605	—	—	—	2,605
Interchange fee income	4,674	—	—	4,674	171	28	199	4,873
Program fees(1)	—	—	—	—	39	2,336	2,375	2,375
Increase in cash surrender value of BOLI(1)	784	—	—	784	—	—	—	784
Net gains (losses) on OREO	366	—	25	391	—	—	—	391
Other	1,004	—	102	1,106	5	922	927	2,033
Total noninterest income	13,488	16	2,732	16,236	18,328	3,286	21,614	37,850

Total net revenue	$79,583	$8,351	$2,885	$90,819	$33,447	$13,159	$46,606	$137,425

Net-revenue concentration*	58%	6%	2%	66%	24%	10%	34%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – A Refund Transfer (“RT”) is a fee-based product offered by the Bank through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer. RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer. RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check printed at a tax office, direct deposit to the taxpayer’s personal bank account, loaded to a Net Spend Visa® Prepaid Card or Walmart Direct2Cash.

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

Net gains/(losses) on other real estate – The Company routinely sells other real estate (“OREO”) it has acquired through loan foreclosure. Net gains/(losses) on OREO reflect both 1) the gain or loss recognized upon an executed deed and 2) mark-to-market write-downs the Company takes on its OREO inventory.

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

Mark-to-market write-downs taken by the Company during the property’s holding period are generally at least 10% per year but may be higher based on updated real estate appraisals or BPOs. Incremental expenditures to bring OREO to salable condition are generally expensed as-incurred.

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

As of June 30, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”), and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”), and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management is reporting the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and the divisions within those segments operate through the Bank. The Company has reclassified all prior periods to conform to the current presentation.

The table below provides the nature of segment operations and the primary drivers of net revenues by reportable segment:

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

Unsecured, consumer loans.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2017 Annual Report on Form 10-K. Republic evaluates segment performance using operating income. The Company allocates goodwill to the Traditional Banking segment. Republic generally allocates income taxes based on income before income tax expense unless Republic can reasonably make specific segment allocations. The Company makes transactions among reportable segments at carrying value.

Segment information for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$39,348	$4,164	$103	$43,615	$328	$7,141	$7,469	$51,084

Provision for loan and lease losses	523	250	—	773	(888)	5,047	4,159	4,932

Net refund transfer fees	—	—	—	—	3,473	—	3,473	3,473
Mortgage banking income	—	—	1,316	1,316	—	—	—	1,316
Program fees	—	—	—	—	124	1,199	1,323	1,323
Other noninterest income	7,725	11	49	7,785	80	319	399	8,184
Total noninterest income	7,725	11	1,365	9,101	3,677	1,518	5,195	14,296

Total noninterest expense	35,415	850	1,176	37,441	2,273	918	3,191	40,632

Income before income tax expense	11,135	3,075	292	14,502	2,620	2,694	5,314	19,816
Income tax expense	2,168	702	62	2,932	609	609	1,218	4,150
Net income	$8,967	$2,373	$230	$11,570	$2,011	$2,085	$4,096	$15,666

Period-end assets	$4,501,539	$634,452	$17,998	$5,153,989	$27,192	$84,764	$111,956	$5,265,945

Net interest margin	3.71%	3.08%	NM	3.64%	NM	NM	NM	4.19%

Net-revenue concentration*	73%	6%	2%	81%	6%	13%	19%	100%

	Three Months Ended June 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$33,434	$4,435	$86	$37,955	$157	$5,025	$5,182	$43,137

Provision for loan and lease losses	1,461	264	—	1,725	(738)	4,074	3,336	5,061

Net refund transfer fees	—	—	—	—	2,770	—	2,770	2,770
Mortgage banking income	—	—	1,445	1,445	—	—	—	1,445
Program fees	—	—	—	—	56	1,228	1,284	1,284
Other noninterest income	6,969	10	115	7,094	69	265	334	7,428
Total noninterest income	6,969	10	1,560	8,539	2,895	1,493	4,388	12,927

Total noninterest expense	31,185	822	984	32,991	1,971	772	2,743	35,734

Income before income tax expense	7,757	3,359	662	11,778	1,819	1,672	3,491	15,269
Income tax expense	2,471	1,228	232	3,931	660	607	1,267	5,198
Net income	$5,286	$2,131	$430	$7,847	$1,159	$1,065	$2,224	$10,071

Period-end assets	$4,283,741	$600,060	$13,920	$4,897,721	$18,849	$39,091	$57,940	$4,955,661

Net interest margin	3.44%	3.62%	NM	3.46%	NM	NM	NM	3.87%

Net-revenue concentration*	72%	8%	3%	83%	5%	12%	17%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM — Not Meaningful

	Six Months Ended June 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$77,536	$7,755	$175	$85,466	$19,014	$14,269	$33,283	$118,749

Provision for loan and lease losses	1,462	271	—	1,733	12,501	7,953	20,454	22,187

Net refund transfer fees	—	—	—	—	19,825	—	19,825	19,825
Mortgage banking income	—	—	2,336	2,336	—	—	—	2,336
Program fees	—	—	—	—	183	2,836	3,019	3,019
Other noninterest income	14,727	19	87	14,833	1,190	638	1,828	16,661
Total noninterest income	14,727	19	2,423	17,169	21,198	3,474	24,672	41,841

Total noninterest expense	68,807	1,689	2,380	72,876	8,798	2,003	10,801	83,677

Income before income tax expense	21,994	5,814	218	28,026	18,913	7,787	26,700	54,726
Income tax expense	3,940	1,329	46	5,315	4,463	1,813	6,276	11,591
Net income	$18,054	$4,485	$172	$22,711	$14,450	$5,974	$20,424	$43,135

Period-end assets	$4,501,539	$634,452	$17,998	$5,153,989	$27,192	$84,764	$111,956	$5,265,945

Net interest margin	3.65%	3.13%	NM	3.60%	NM	NM	NM	4.85%

Net-revenue concentration*	57%	5%	2%	64%	25%	11%	36%	100%

	Six Months Ended June 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$66,095	$8,335	$153	$74,583	$15,119	$9,873	$24,992	$99,575

Provision for loan and lease losses	1,928	38	—	1,966	7,603	7,843	15,446	17,412

Net refund transfer fees	—	—	—	—	18,152	—	18,152	18,152
Mortgage banking income	—	—	2,605	2,605	—	—	—	2,605
Program fees	—	—	—	—	39	2,336	2,375	2,375
Other noninterest income	13,488	16	127	13,631	137	950	1,087	14,718
Total noninterest income	13,488	16	2,732	16,236	18,328	3,286	21,614	37,850

Total noninterest expense	61,273	1,599	2,198	65,070	8,040	1,563	9,603	74,673

Income before income tax expense	16,382	6,714	687	23,783	17,804	3,753	21,557	45,340
Income tax expense	4,733	2,455	241	7,429	6,461	1,362	7,823	15,252
Net income	$11,649	$4,259	$446	$16,354	$11,343	$2,391	$13,734	$30,088

Period-end assets	$4,283,741	$600,060	$13,920	$4,897,721	$18,849	$39,091	$57,940	$4,955,661

Net interest margin	3.37%	3.60%	NM	3.39%	NM	NM	NM	4.44%

Net-revenue concentration*	58%	6%	2%	66%	24%	10%	34%	100%

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

The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States.

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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “potential,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made, and management may not update them to reflect changes that occur subsequent to the date the statements are made.

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

BUSINESS SEGMENT COMPOSITION

As of June 30, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”), and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Prior to the third quarter of 2017, management reported RPG as a segment consisting of its largest division, TRS, along with its relatively smaller divisions, Republic Payment Solutions (“RPS”), and RCS. During the third quarter of 2017, due to RCS’s growth in revenues relative to the total Company’s revenues, management identified TRS and RCS as separate reportable segments under the newly classified RPG operations. Also, as part of the updated segmentation, management is reporting the RPS division, which remained below thresholds to be classified a separate reportable segment, within the newly classified TRS segment. The reportable segments within RPG operations and the divisions within those segments operate through the Bank. The Company has reclassified all prior periods to conform to the current presentation.

Table 1 — Segment Information

	Three Months Ended June 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$8,967	$2,373	$230	$11,570	$2,011	$2,085	$4,096	$15,666
Period-end assets	4,501,539	634,452	17,998	5,153,989	27,192	84,764	111,956	5,265,945
Net interest margin	3.71%	3.08%	NM	3.64%	NM	NM	NM	4.19%
Net-revenue concentration*	73%	6%	2%	81%	6%	13%	19%	100%

	Three Months Ended June 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$5,286	$2,131	$430	$7,847	$1,159	$1,065	$2,224	$10,071
Period-end assets	4,283,741	600,060	13,920	4,897,721	18,849	39,091	57,940	4,955,661
Net interest margin	3.44%	3.62%	NM	3.46%	NM	NM	NM	3.87%
Net-revenue concentration*	72%	8%	3%	83%	5%	12%	17%	100%

	Six Months Ended June 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$18,054	$4,485	$172	$22,711	$14,450	$5,974	$20,424	$43,135
Period-end assets	4,501,539	634,452	17,998	5,153,989	27,192	84,764	111,956	5,265,945
Net interest margin	3.65%	3.13%	NM	3.60%	NM	NM	NM	4.85%
Net-revenue concentration*	57%	5%	2%	64%	25%	11%	36%	100%

	Six Months Ended June 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$11,649	$4,259	$446	$16,354	$11,343	$2,391	$13,734	$30,088
Period-end assets	4,283,741	600,060	13,920	4,897,721	18,849	39,091	57,940	4,955,661
Net interest margin	3.37%	3.60%	NM	3.39%	NM	NM	NM	4.44%
Net-revenue concentration*	58%	6%	2%	66%	24%	10%	34%	100%

* Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM — Not Meaningful

For expanded segment financial data see Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2018, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 7

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky based on population.

As of June 30, 2018, and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers, its Correspondent Lending channel, and its Internet Banking channel, the Bank originates single family, residential real estate loans. In addition, the Bank originates home equity amortizing loans (“HEALs”) and home equity lines of credit (“HELOCs”) through its retail banking centers. Such loans are generally collateralized by owner occupied property.

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

Corporate Banking focuses on larger C&I and CRE opportunities. For CRE loans, Corporate Banking focuses on stabilized properties with low leverage and strong cash flows. Borrowers are generally single-asset entities and loan sizes typically range between $5 million and $20 million. Primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. The majority of interest rates offered are based on the 30-day London Interbank Offered Rate (“LIBOR”). Fixed rate terms of up to 10 years are available to borrowers by utilizing interest rate swaps. In some cases, limited or non-recourse (of owners) loans will be issued, with such cases based upon the capital position, cash flows, and stabilization of the borrowing entity.

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

Correspondent Lending — Primarily from its Warehouse clients, the Bank may occasionally acquire for investment through its Correspondent Lending channel single family, first lien mortgage loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. The volume of loans purchased through the Correspondent Lending channel may fluctuate from time to time based on several factors, including, but not limited to, borrower demand, other investment options and the Bank’s current and forecasted liquidity position.

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

Treasury Management Services — The Bank provides various deposit products designed for commercial business clients located throughout its market footprint. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation, and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Bank’s Treasury Management department.

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

See additional detail regarding the Warehouse Lending segment under Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are originated and sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

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

Refund Transfers (“RTs”) are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned by the Company on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

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

Fees paid by the Tax Providers to the Company for the EA product are reported as interest income on loans. EAs are generally repaid within three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date, but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with provisions for all probable EA losses made in the first quarter of each year. Unpaid EAs are charged-off within 111 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans with maturities of 30-days-or-more, and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

Line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

Credit card product – From the fourth quarter of 2015 through the first quarter of 2018, the Bank continued to pilot a credit card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sells 90% of the balances generated within two business days of each transaction occurrence to its third-party marketer/servicer and retains the remaining 10% interest. Loan balances held for sale are carried at the lower of cost or fair value. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of this product to potential new clients, as the parties strategically wind down the product.

•

Healthcare receivables product – The Bank originates a healthcare-receivables product across the United States through two different third-party service providers. For one third-party service provider the Bank retains 100% of the receivables originated. For the other third-party service provider, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale are carried at the lower of cost or fair value.

•

Installment loan product – From the first quarter of 2016 through the first quarter of 2018, the Bank continued to pilot an installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on the its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market on a monthly basis.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluate the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from “held for sale” on the balance sheet to “held for investment” and recorded a $427,000 charge to its mark-to-market fair value adjustment for these loans.

OVERVIEW (Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017)

Total Company net income for the second quarter of 2018 was $15.7 million, a $5.6 million, or 56%, increase from the same period in 2017. Diluted earnings per Class A Common Share (“Diluted EPS”) increased to $0.74 for the quarter ended June 30, 2018 compared to $0.48 for the same period in 2017.

Pre-tax income increased 30% from the second quarter of 2017 to the second quarter of 2018, as the Company’s net interest margin remained strong. As will be the case for each quarter in 2018, a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018, positively impacted the comparability of the Company’s performance metrics between the second quarter of 2018 and the second quarter of 2017. The Company estimates that the lower effective tax rate for 2018 benefitted its second quarter 2018 Diluted EPS by approximately $0.10 per share.

The following are general highlights by reportable segment:

Traditional Banking segment

•	Net income increased $3.7 million, or 70%, for the second quarter of 2018 compared to the same period in 2017.

•	Net interest income increased $5.9 million, or 18%, for the second quarter of 2018 compared to the same period in 2017.

•	The Traditional Banking provision for loan and lease losses (“Provision”) was $523,000 for the second quarter of 2018 compared to $1.5 million for the same period in 2017.

•	Total noninterest income increased $756,000, or 11%, for the second quarter of 2018 compared to the same period in 2017.

•	Total noninterest expense increased $4.2 million, or 14%, for the second quarter of 2018 compared to same period in 2017.

Warehouse Lending segment

•	Net income increased $242,000, or 11%, for the second quarter of 2018 compared to the same period in 2017.

•	Net interest income decreased $271,000, or 6%, for the second quarter of 2018 compared to the same period in 2017.

•	The Warehouse Provision was a net charge of $250,000 for the second quarter of 2018 compared to a net charge of $264,000 for the same period in 2017.

•	Average line usage was 51% during the second quarter of 2018 compared to 48% during the same period in 2017.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $129,000, or 9%, during the second quarter of 2018 compared to the same period in 2017.

•

Overall, Republic’s originations of secondary market loans totaled $55 million during the second quarter of 2018 compared to $43 million during the same period in 2017, with the Company’s gain recognized as a percent of total originations decreasing to 1.98% during the second quarter of 2018 from 3.01% during the same period in 2017.

Tax Refund Solutions segment

•	Net income increased $852,000, or 74%, for the second quarter of 2018 compared to the same period in 2017.

•	Net interest income increased $171,000 for the second quarter of 2018 compared to the same period in 2017.

•	Overall, TRS recorded a net credit to the Provision of $888,000 during the second quarter of 2018 compared to a net credit of $738,000 for the same period in 2017.

•	Noninterest income increased $782,000, or 27%, for the second quarter of 2018 compared to the same period in 2017.

•	Net RT revenue increased $703,000 or 25%, for the second quarter of 2018 compared to the same period in 2017.

•	Noninterest expense was $2.3 million for the second quarter of 2018 compared to $2.0 million for the same period in 2017.

Republic Credit Solutions segment

•	Net income increased $1.0 million for the second quarter of 2018 compared to the same period in 2017.

•	Net interest income increased $2.1 million, or 42%, for the second quarter of 2018 compared to the same period in 2017.

•	Overall, RCS recorded a net charge to the Provision of $5.0 million during the second quarter of 2018 compared to a net charge of $4.1 million for the same period in 2017.

•	Noninterest income increased $25,000, or 2%, for the second quarter of 2018 compared to the same period in 2017.

•	Noninterest expense was $918,000 for the second quarter of 2018 compared to $772,000 for the same period in 2017.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017)

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

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, the Wall Street Journal Prime Rate (“WSJ Prime”), or LIBOR. These market rates have trended higher since December 2015. Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are probable during the second half of 2018. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near term. Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model. In addition, a flattening of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Total Company net interest income increased $7.9 million, or 18%, during the second quarter of 2018 compared to the same period in 2017. Net Interest margin expansion was the primary driver of the increase in net interest income, with loan growth providing a meaningful boost as well. Total Company net interest margin increased to 4.19% during the second quarter of 2018 compared to 3.87% for the same period in 2017.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $5.9 million, or 18%, for the second quarter of 2018 compared to the same period in 2017. Traditional Banking’s net interest margin was 3.71% for the second quarter of 2018, an increase of 27 basis points over the same period in 2017.

The following factors primarily drove the increases in the Traditional Bank’s net interest income and net interest margin during the second quarter of 2018:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, grew to $3.4 billion during the second quarter of 2018 from $3.2 billion during the second quarter of 2017, an increase of 8%. This growth was largely concentrated in the commercial loan sector, with average CRE balances growing $173 million, or 16%, and average C&I balances growing $73 million, or 29%.

•

The weighted average yield on Traditional Bank loans, excluding loans from the Company’s 2012 FDIC-assisted transactions, expanded to 4.58% during the second quarter of 2018 compared to a weighted average yield of 4.25% during the second quarter of 2017. As expected, yields on variable rate portfolios that frequently reprice to an index, such as WSJ Prime, reflected greater expansion than their fixed or adjustable rate counterparts.

•

The difference between the Traditional Bank’s net interest margin and net interest spread was 14 basis points during the second quarter of 2018 compared to 11 basis points during the second quarter of 2017. The differential between the net interest margin and net interest spread represents the value of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to its net interest margin. Because of rising short-term interest rates from June 30, 2017 to June 30, 2018, as measured by the increase of 75 basis points in the Federal Funds Target Rate during this period, the contribution of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to the net interest margin increased significantly.

Warehouse Lending segment

Warehouse’s net interest income decreased $271,000, or 6%, for the second quarter of 2018 compared to the same period in 2017. An internal change in the way the Company assigns cost of funds to its Warehouse segment through its Funds Transfer Pricing (“FTP”) methodology resulted in the Warehouse segment’s fluctuation in net interest income. Effective January 1, 2018, the Company changed its Warehouse FTP methodology to be more consistent with that used for other Core Bank loan products with similar pricing and duration characteristics. This change had a $304,000 negative comparable impact on the Warehouse segment’s net interest income for the second quarter of 2018 and a corresponding positive comparable impact of $304,000 to the Traditional Banking segment’s net interest income.

Republic Credit Solutions segment

RCS’s net interest income increased $2.1 million, or 42%, from the second quarter of 2017 to the second quarter of 2018. The increase was driven primarily by growth in fee income from the segment’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income increased to $6.1 million during the second quarter of 2018 compared to $4.4 million during the same period in 2017 and accounted for 84% and 88% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s line-of-credit product will be restricted by a current on-balance-sheet Board-approved risk limit of $37 million for the Company. As of June 30, 2018, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $31 million.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$506,209	$3,167	2.50%	$597,818	$2,741	1.83%
Federal funds sold and other interest-earning deposits	276,246	1,245	1.80	130,650	346	1.06
TRS Easy Advance loans (2)	10,380	38	1.46	3,064	3	0.39
Other RPG loans(3)(6)	78,287	7,281	37.20	36,755	5,031	54.75
Outstanding Warehouse lines of credit(4)(6)	541,537	6,890	5.09	489,384	5,495	4.49
All other Traditional Bank loans(5)(6)	3,462,184	39,735	4.59	3,201,176	34,205	4.27

Total interest-earning assets	4,874,843	58,356	4.79	4,458,847	47,821	4.29

Allowance for loan and lease losses	(52,279)			(38,282)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	74,087			75,295
Premises and equipment, net	46,843			44,154
Bank owned life insurance	63,974			62,341
Other assets(1)	67,313			65,693
Total assets	$5,074,781			$4,668,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,113,097	$982	0.35%	$1,086,740	$564	0.21%
Money market accounts	609,693	864	0.57	549,313	371	0.27
Time deposits	340,861	1,336	1.57	248,937	717	1.15
Reciprocal money market and time deposits	315,285	601	0.76	178,013	151	0.34
Brokered deposits	31,394	151	1.92	161,124	521	1.29

Total interest-bearing deposits	2,410,330	3,934	0.65	2,224,127	2,324	0.42

Securities sold under agreements to repurchase and other short-term borrowings	178,063	222	0.50	179,594	146	0.33
Federal Home Loan Bank advances	593,187	2,723	1.84	500,027	1,943	1.55
Subordinated note	41,240	393	3.81	41,240	271	2.63

Total interest-bearing liabilities	3,222,820	7,272	0.90	2,944,988	4,684	0.64

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,146,403			1,063,215
Other liabilities	42,481			31,905
Stockholders’ equity	663,077			627,940
Total liabilities and stockholders’ equity	$5,074,781			$4,668,048

Net interest income		$51,084			$43,137

Net interest spread			3.89%			3.65%

Net interest margin			4.19%			3.87%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income from Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $6.1 million and $4.4 million for the three months ended June 30, 2018 and 2017.
(4)	Interest income includes loan fees of $833,000 and $917,000 for the three months ended June 30, 2018 and 2017.
(5)	Interest income includes loan fees of $1.5 million and $1.1 million for the three months ended June 30, 2018 and 2017.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2018
	Compared to
	Three Months Ended June 30, 2017
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$426	$(465)	$891
Federal funds sold and other interest-earning deposits	899	551	348
TRS Easy Advance loans	35	16	19
Other RPG loans	2,250	4,265	(2,015)
Outstanding Warehouse lines of credit	1,395	620	775
All other Traditional Bank loans	5,530	2,897	2,633
Net change in interest income	10,535	7,884	2,651

Interest expense:

Transaction accounts	418	14	404
Money market accounts	493	45	448
Time deposits	619	313	306
Reciprocal money market and time deposits	450	172	278
Brokered deposits	(370)	(547)	177
Securities sold under agreements to repurchase and other short-term borrowings	76	(1)	77
Federal Home Loan Bank advances	780	395	385
Subordinated note	122	—	122
Net change in interest expense	2,588	391	2,197

Net change in net interest income	$7,947	$7,493	$454

Provision for Loan and Lease Losses

The Company recorded a Provision of $4.9 million for the second quarter of 2018, compared to $5.1 million for the same period in 2017. The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2018 was $523,000 compared to $1.5 million for the second quarter of 2017. The following is an analysis of the Provision for the second quarter of 2018 compared to the same period in 2017:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $868,000 and $1.6 million to the Provision for the second quarters of 2018 and 2017. Loan growth primarily drove the charge to the Provision in both periods.

•	The Bank recorded credits to the Provision of $298,000 and $129,000 for activity related to loans rated Substandard and Special Mention during the second quarters of 2018 and 2017.

•	The Provision for activity related to loans rated purchased credit-impaired (“PCI”) was considered immaterial for the second quarters of 2018 and 2017.

As a percentage of total loans, the Traditional Banking Allowance for Loan and Lease Losses (“Allowance”) was 0.86% at June 30, 2018 compared to 0.85% at both December 31, 2017 and June 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at June 30, 2018.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $250,000 for the second quarter of 2018 compared to a net charge of $264,000 for the same period in 2017. The Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $100 million during the second quarter of 2018 compared to an increase of $106 million during the second quarter of 2017.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2018, December 31, 2017 and June 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2018.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $888,000 during the second quarter of 2018 compared to a net credit of $738,000 for the same period in 2017. These credits resulted from downward adjustments to the Provision for EA losses previously made during the first quarters of 2018 and 2017. The Company adjusted downward its Provision as a percent of total EA originations 0.21% during the second quarter of 2018 from 3.09% at March 31, 2018 to 2.88% at June 30, 2018, while a similar downward adjustment of 0.22% was made during the second quarter of 2017 from 2.62% at March 31, 2017 to 2.40% at June 30, 2017. Each 0.10% in estimated loan loss reserves for EAs during 2018 equates to approximately $430,000 in Provision expense, while each 0.10% during 2017 equated to approximately $329,000.

As of June 30, 2018 and 2017, all unpaid EAs originated during each year had been charged-off.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS recorded a net charge to the Provision of $5.0 million during the second quarter of 2018 compared to a net charge to the Provision of $4.1 million for the same period in 2017. A $1.1 million increase in Provision related to RCS’s subprime credit card product resulting primarily from an increase of $962,000 in quarterly net charge-offs for this product drove the overall increase in RCS Provision. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued marketing the Bank’s subprime credit card to potential new clients, as the parties strategically wind down this product.

The following table presents RCS Provision by product:

Table 4 — RCS Provision by Product

	Provision Expense
	for the
(dollars in thousands)	Three Months Ended Jun. 30,
RCS Product	2018	2017	$ Change

Line of credit	$3,445	$3,559	$(114)
Credit card	1,556	500	1,056
Hospital receivables	46	15	31
Total RCS	$5,047	$4,074	$973

RCS loans generally return higher yields but also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 16.13% at June 30, 2018, 18.85% at December 31, 2017 and 20.59% at June 30, 2017. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at June 30, 2018.

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2018	2017

Allowance at beginning of period	$52,341	$42,362

Charge-offs:

Traditional Banking:
Residential real estate	(22)	(111)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(17)	—
Lease financing receivables	—	—
Home equity	(34)	(91)
Consumer	(505)	(561)
Total Traditional Banking	(578)	(763)
Warehouse lines of credit	—	—
Total Core Banking	(578)	(763)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(8,773)	(7,261)
Other TRS loans	(55)	—
Republic Credit Solutions	(3,769)	(2,251)
Total Republic Processing Group	(12,597)	(9,512)
Total charge-offs	(13,175)	(10,275)

Recoveries:

Traditional Banking:
Residential real estate	183	65
Commercial real estate	3	21
Construction & land development	25	1
Commercial & industrial	4	1
Lease financing receivables	—	—
Home equity	203	68
Consumer	155	143
Total Traditional Banking	573	299
Warehouse lines of credit	—	—
Total Core Banking	573	299

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	82	241
Other TRS loans	4	17
Republic Credit Solutions	290	193
Total Republic Processing Group	376	451

Total recoveries	949	750

Net loan charge-offs	(12,226)	(9,525)

Provision - Core Banking	773	1,725
Provision - RPG	4,159	3,336
Total Provision	4,932	5,061
Allowance at end of period	$45,047	$37,898

Credit Quality Ratios - Total Company:

Allowance to total loans	1.07%	0.97%
Allowance to nonperforming loans	245	240
Net loan charge-offs to average loans	1.19	1.02

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.76%
Allowance to nonperforming loans	179	189
Net loan charge-offs to average loans	—	0.05

Noninterest Income

Total Company noninterest income increased $1.4 million, or 11%, during the second quarter of 2018 compared to the same period in 2017. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $756,000, or 11%, for the second quarter of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest income for the quarter:

•

Service charges on deposit accounts increased $183,000, or 5%, to $3.6 million for the second quarter of 2018 compared to the same period in 2017. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits remained at $2.1 million for the quarters ended June 30, 2018 and 2017. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended June 30, 2018 and 2017 were $451,000 and $453,000.

•

Interchange income increased $336,000, or 14%, with debit card interchange fees up $211,000, or 10%, and credit card interchange fees up $125,000, or 46%. Increases of 11% in active debit cards and 18% in active credit cards over the previous 12 months as well as the corresponding usage on those cards drove the increase in interchange fees.

Mortgage Banking segment

Mortgage banking income decreased $129,000, or 9%, during the second quarter of 2018 compared to the same period in 2017. The decrease in mortgage banking income was primarily driven by competitive pricing pressures, which resulted in the Company offering customer incentives during the second quarter of 2018 for secondary market loans related to home-purchase transactions. These incentives contributed to a decrease in the Company’s gains as a percentage of loans originated from 3.01% during the second quarter of 2017 to 1.98% during the same period in 2018. The decline in revenue as a result of a lower gain percentage was partially offset by higher overall origination volume during the second quarter of 2018. Overall, Republic’s origination of secondary market loans totaled $55 million during the second quarter of 2018 compared to $43 million during the same period in 2017.

Tax Refund Solutions segment

TRS’s noninterest income increased $782,000, or 27%, during the second quarter of 2018 compared to the same period in 2017. Net RT revenue increased $703,000, or 25%, compared to the second quarter of 2017, as the pace of client tax refunds received during the second quarter of 2018 accelerated compared to the second quarter of 2017.

Republic Credit Solutions segment

RCS’s noninterest income increased $25,000, or 2%, during the second quarter of 2018 compared to the same period in 2017, with a $51,000 increase in other noninterest income partially offset by a $29,000 decrease in program fees. Program fees are the largest component of RCS’s noninterest income and primarily represent net gains from the sale of consumer loans. RCS loans sold totaled $201 million for the second quarter of 2018 compared to $149 million for the same period in 2017. As illustrated in Table 6 below, the decrease in program fees resulted from a decrease in fees associated with RCS’s installment loan product largely offset by increases in fees associated with RCS’s line-of-credit and credit card products.

The decrease in program fees associated with RCS’s installment loan product resulted from the suspension of loan originations and sales through this program during the second quarter of 2018. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from “held for sale” on the balance sheet to “held for investment” and recorded a $427,000 charge to its mark-to-market fair value adjustment for these loans. Mark-to-market adjustments for this product are recorded as a component of program fees.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

	Program Fees
	for the
(dollars in thousands)	Three Months Ended Jun. 30,
RCS Product	2018	2017	$ Change

Line of credit	$1,158	$885	$273
Credit card	464	239	225
Hospital receivables	41	—	41
Installment loans*	(464)	104	(568)
Total RCS	$1,199	$1,228	$(29)

*The Company has elected the fair value option for this product, with fair value adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $4.9 million, or 14%, during the second quarter of 2018 compared to the same period in 2017. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $4.2 million, or 14%, for the second quarter of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest expense for the quarter:

•

Salaries and benefits expense increased $2.5 million, or 15%, driven partially by annual merit increases, driven partially by an increase of approximately 28 Traditional Bank full-time-equivalent employees over the previous 12 months and partially by a $823,000 increase in healthcare benefits. The Company added these FTEs to support growth.

•	A 15% increase in depreciation expense associated with banking center renovations over the previous year drove a $545,000, or 10%, increase in Occupancy expense.

•

New and upgraded technology implemented in the previous 12 months to support several key strategic Traditional Bank initiatives caused data processing expenses to increase $470,000, or 32%. Such initiatives include improving the Company’s client relationship management system, its online banking functionality, and its overall security of client information and assets.

Tax Refund Solutions segment

TRS’s noninterest expense increased $302,000, or 15%, during the second quarter of 2018 compared to the same period in 2017 primarily due to a $196,000 increase in salaries and benefits expense. Annual merit increases and additional staff added during the previous 12 months to support growth primarily drove the increase in salaries and benefits expense.

Republic Credit Solutions segment

RCS’s noninterest expense increased $146,000, or 19%, during the second quarter of 2018 compared to the same period in 2017 due to a $123,000 increase in salaries and benefits expense. Annual merit increases and additional staff added during the previous 12 months to support growth primarily drove the increase in salaries and benefits expense.

OVERVIEW (Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017)

Total Company net income for the first six months of 2018 was $43.1 million, a $13.0 million, or 43%, increase from the same period in 2017. Diluted EPS increased to $2.06 for the six months ended June 30, 2018 compared to $1.45 for the same period in 2017.

Pre-tax income increased 21% from the first six months of 2017 to the first six months in 2018, as the Company’s net interest margin remained strong. As will be the case for each period in 2018, a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018, positively impacted the comparability of the Company’s performance metrics between the first six months of 2018 and 2017. The Company estimates that the lower effective tax rate for 2018 benefitted its Diluted EPS for the first six months of 2018 by approximately $0.29 per share.

The following are general highlights by reportable segment:

Traditional Banking segment

•	Net income increased $6.4 million, or 55%, for the first six months of 2018 compared to the same period in 2017.

•	Net interest income increased $11.4 million, or 17%, for the first six months of 2018 compared to the same period in 2017.

•	The Traditional Banking Provision was $1.5 million for the first six months of 2018 compared to $1.9 million for the same period in 2017.

•	Total noninterest income increased $1.2 million, or 9%, for the first six months of 2018 compared to the same period in 2017.

•	Total noninterest expense increased $7.5 million, or 12%, for the first six months of 2018 compared to same period in 2017.

•	Gross Traditional Bank loans grew $68 million, or 2%, from December 31, 2017 to June 30, 2018.

•	Total nonperforming loans to total loans was 0.50% at June 30, 2018 compared to 0.41% at December 31, 2017.

•	Delinquent loans to total loans remained at 0.25% at June 30, 2018 compared to December 31, 2017.

Warehouse Lending segment

•	Net income increased $226,000, or 5%, for the first six months of 2018 compared to the same period in 2017.

•	Net interest income decreased $580,000, or 7%, for the first six months of 2018 compared to the same period in 2017.

•	The Warehouse Provision was a net charge of $271,000 for the first six months of 2018 compared to a net charge of $38,000 for the same period in 2017.

•	Total committed Warehouse lines increased from $1.0 billion at December 31, 2017 to $1.1 billion at June 30, 2018.

•	Average line usage was 48% during the first six months of 2018 compared to 46% during the same period in 2017.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $269,000, or 10%, during the first six months of 2018 compared to the same period in 2017.

•

Overall, Republic’s originations of secondary market loans totaled $84 million during the first six months of 2018 compared to $76 million during the same period in 2017, with the Company’s gain recognized as a percent of total originations decreasing to 2.21% during the first six months of 2018 from 2.98% during the same period in 2017.

Tax Refund Solutions segment

•	Net income increased $3.1 million, or 27%, for the first six months of 2018 compared to the same period in 2017.

•	Net interest income increased $3.9 million, or 26%, for the first six months of 2018 compared to the same period in 2017.

•	Total EA originations were $430 million during the first six months of 2018 compared to $329 million for the same period in 2017.

•	Overall, TRS recorded a net charge to the Provision of $12.5 million during the first six months of 2018 compared to a net charge of $7.6 million for the same period in 2017.

•	Noninterest income increased $2.9 million, or 16%, for the first six months of 2018 compared to the same period in 2017.

•	Net RT revenue increased $1.7 million, or 9%, for the first six months of 2018 compared to the same period in 2017.

•	Noninterest expense was $8.8 million for the first six months of 2018 compared to $8.0 million for the same period in 2017.

Republic Credit Solutions segment

•	Net income increased $3.6 million for the first six months of 2018 compared to the same period in 2017.

•	Net interest income increased $4.4 million, or 45%, for the first six months of 2018 compared to the same period in 2017.

•	Overall, RCS recorded a net charge to the Provision of $8.0 million during the first six months of 2018 compared to a net charge of $7.8 million for the same period in 2017.

•	Noninterest income increased $188,000, or 6%, for the first six months of 2018 compared to the same period in 2017.

•	Noninterest expense was $2.0 million for the first six months of 2018 compared to $1.6 million for the same period in 2017.

•	Total nonperforming loans to total loans was 0.99% at June 30, 2018 compared to 1.40% at December 31, 2017.

•	Delinquent loans to total loans was 5.23% at June 30, 2018 compared to 8.43% at December 31, 2017.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017)

Net Interest Income

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase, and FHLB advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, the WSJ Prime, or LIBOR. These market rates have trended higher since December 2015. Additionally, the FOMC of the FRB has provided further guidance that additional FFTR increases are probable during the second half of 2018. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near term. Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest rate risk model. In addition, a flattening of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Total Company net interest income increased $19.2 million, or 19%, during the first six months of 2018 compared to the same period in 2017. Loan growth and margin expansion both contributed to the Company’s growth in net interest income. Total Company net interest margin increased to 4.85% during the first six months of 2018 compared to 4.44% for the same period in 2017.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $11.4 million, or 17%, for the first six months of 2018 compared to the same period in 2017. Traditional Banking’s net interest margin was 3.65% for the first six months of 2018, an increase of 28 basis points basis points over the same period in 2017.

The following factors primarily drove the increases in the Traditional Bank’s net interest income and net interest margin during the first six months of 2018:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, grew to $3.4 billion during the first six months of 2018 from $3.2 billion during the first six months of 2017, an increase of 8%. This growth was largely concentrated in the commercial loan sector, with average CRE balances growing $171 million, or 16%, and average C&I balances growing $74 million, or 30%.

•

The weighted average yield of Traditional Bank loans, excluding loans from the Company’s 2012 FDIC-assisted transactions, expanded to 4.52% during the first six months of 2018 compared to a weighted average yield of 4.22% during the first six months of 2017. As expected, yields on variable rate portfolios that frequently reprice to an index, such as WSJ Prime, reflected greater expansion than their fixed or adjustable rate counterparts.

•

The difference between the Traditional Bank’s net interest margin and net interest spread was 13 basis points during the first six months of 2018 compared to 10 basis points during the same period in 2017. The differential between the net interest margin and net interest spread represents the value of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to its net interest margin. Because of rising short-term interest rates from June 30, 2017 to June 30, 2018, as measured by the increase of 75 basis points in the Federal Funds Target Rate during this period, the contribution of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to the net interest margin increased significantly.

Warehouse Lending segment

Warehouse’s net interest income decreased $580,000, or 7%, for the first six months of 2018 compared to the same period in 2017. An internal change in the way the Company assigns cost of funds to its Warehouse segment through its FTP methodology resulted in the Warehouse segment’s fluctuation in net interest income. Effective January 1, 2018, the Company changed its Warehouse FTP methodology to be more consistent with that used for other Core Bank loan products with similar pricing and duration characteristics. This change had a $714,000 negative comparable impact on the Warehouse net interest income for the first six months of 2018 and a corresponding positive comparable impact of $714,000 to the Traditional Bank’s net interest income.

Tax Refund Solutions segment

TRS’s net interest income increased $3.9 million, or 26%, for the first six months of 2018 compared to the same period in 2017. TRS’s EA product earned $17.8 million in interest income during the first six months of 2018, a $3.6 million, or 25%, increase from the same period in 2017. The higher EA income was driven by an increase in EA origination volume, as the Company originated $430 million in EAs during the first six months of 2018 compared to $329 million during the first six months of 2017. The increase in EA origination volume during the first six months of 2018 resulted from an increase in the maximum EA advance amount.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $4.4 million, or 45%, from the first six months of 2017 to the first six months of 2018. The increase was driven primarily by an increase in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income increased to $12.3 million during the first six months of 2018 compared to $8.9 million during the same period in 2017 and accounted for 85% and 90% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s line-of-credit product will be restricted by a current on-balance-sheet Board-approved risk limit of $37 million for the Company. As of June 30, 2018, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $31 million.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$529,356	$6,297	2.38%	$592,250	$5,257	1.78%
Federal funds sold and other interest-earning deposits	279,684	2,321	1.66	157,181	708	0.90
TRS Easy Advance loans (2)	62,855	17,830	56.73	39,580	14,220	71.85
Other RPG loans(3)(6)	83,983	15,499	36.91	40,330	10,560	52.37
Outstanding Warehouse lines of credit(4)(6)	495,046	12,300	4.97	463,068	10,081	4.35
All other Traditional Bank loans(5)(6)	3,445,363	77,942	4.52	3,197,026	67,878	4.25

Total interest-earning assets	4,896,287	132,189	5.40	4,489,435	108,704	4.84

Allowance for loan and lease losses	(50,950)			(38,313)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	159,303			136,702
Premises and equipment, net	46,569			43,995
Bank owned life insurance	63,781			62,164
Other assets(1)	60,937			63,412
Total assets	$5,175,927			$4,757,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,109,066	$1,742	0.31%	$1,066,194	$945	0.18%
Money market accounts	590,986	1,496	0.51	552,152	682	0.25
Time deposits	332,164	2,452	1.48	238,187	1,290	1.08
Reciprocal money market and time deposits	329,031	1,127	0.69	197,002	310	0.31
Brokered deposits	51,973	477	1.84	164,670	976	1.19

Total interest-bearing deposits	2,413,220	7,294	0.60	2,218,205	4,203	0.38

Securities sold under agreements to repurchase and other short-term borrowings	217,532	435	0.40	198,896	171	0.17
Federal Home Loan Bank advances	569,613	4,997	1.75	548,826	4,235	1.54
Subordinated note	41,240	714	3.46	41,240	520	2.52

Total interest-bearing liabilities	3,241,605	13,440	0.83	3,007,167	9,129	0.61

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,232,652			1,097,711
Other liabilities	49,263			33,288
Stockholders’ equity	652,407			619,229
Total liabilities and stock-holders’ equity	$5,175,927			$4,757,395

Net interest income		$118,749			$99,575

Net interest spread			4.57%			4.23%

Net interest margin			4.85%			4.44%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $13.3 million and $9.6 million for the six months ended June 30, 2018 and 2017.
(4)	Interest income includes loan fees of $1.5 million and $1.7 million for the six months ended June 30, 2018 and 2017.
(5)	Interest income includes loan fees of $2.7 million and $2.2 million for the six months ended June 30, 2018 and 2017.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 8 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 8 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2018
	Compared to
	Six Months Ended June 30, 2017
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$1,040	$(603)	$1,643
Federal funds sold and other interest-earning deposits	1,613	775	838
TRS Easy Advance loans	3,610	7,066	(3,456)
Other RPG loans	4,939	8,779	(3,840)
Outstanding Warehouse lines of credit	2,219	727	1,492
All other Traditional Bank loans	10,064	5,461	4,603
Net change in interest income	23,485	22,205	1,280

Interest expense:

Transaction accounts	797	39	758
Money market accounts	814	51	763
Time deposits	1,162	605	557
Reciprocal money market and time deposits	817	297	520
Brokered deposits	(499)	(872)	373
Securities sold under agreements to repurchase and other short-term borrowings	264	17	247
Federal Home Loan Bank advances	762	165	597
Subordinated note	194	—	194
Net change in interest expense	4,311	302	4,009

Net change in net interest income	$19,174	$21,903	$(2,729)

Provision for Loan and Lease Losses

The Company recorded a Provision of $22.2 million for the first six months of 2018 compared to $17.4 million for the same period in 2017. The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2018 was $1.5 million, compared to $1.9 million for the first six months of 2017. An analysis of the Provision for the first six months of 2018 compared to the same period in 2017 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $1.4 million and $2.1 million to the Provision for the first six months of 2018 and 2017. Loan growth primarily drove the net charge to the Provision in both periods.

•

The Bank recorded a net charge to the Provision of $109,000 for the first six months of 2018 compared to a net credit to the Provision of $137,000 for the same period in 2017 for activity related to loans rated Substandard and Special Mention.

•	The Provision for activity related to loans rated PCI was considered immaterial for the first six months of 2018 and 2017.

As a percentage of total loans, the Traditional Banking Allowance was 0.86% at June 30, 2018 compared to 0.85% at both December 31, 2017 and June 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at June 30, 2018.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $271,000 for the first six months of 2018 compared to a net charge of $38,000 for the same period in 2017. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $108 million during the first six months of 2018 compared to an increase of $15 million during the first six months of 2017.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2018, December 31, 2017 and June 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2018.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $12.5 million during the first six months of 2018 compared to a net charge of $7.6 million for the same period in 2017. An increase in net loss on EA loans resulting from both a higher volume of EA originations and a higher EA loss rate drove the increased TRS Provision. TRS originated $430 million of EAs during the first six months of 2018 compared to $329 million for the same period in 2017. The Company’s net loss on EAs to total EA originations for the first six months of 2018 increased 48 basis points from the first six months of 2017 to 2.88%. Each 0.10% in estimated loan loss reserves for EAs during 2018 equates to approximately $430,000 in Provision expense, while each 0.10% during 2017 equated to approximately $329,000. The Company finished 2017 with an actual net loss on EAs of 2.07% of total 2017 EA originations.

As of June 30, 2018 and 2017, all unpaid EAs originated during each year had been charged-off.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS recorded a net charge to the Provision of $8.0 million during the first six months of 2018 compared to a net charge to the Provision of  $7.8 million for the same period in 2017. A $1.5 million increase in Provision related to RCS’s subprime credit card product was offset almost entirely by a $1.5 million reduction in Provision related to RCS’s line-of-credit product. An increase of $1.5 million in net charge-offs from the first six months of 2017 to the first six months of 2018 drove the increase in Provision related to the credit card product, while the lower Provision for RCS’s line-of-credit product resulted from seasoning of the portfolio coupled with stabilization of net charge-offs for this product from period to period. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued marketing the Bank’s subprime credit card to potential new clients, as the parties strategically wind down this product.

The following table presents RCS Provision by product:

Table 9 — RCS Provision by Product

	Provision Expense
	for the
(dollars in thousands)	Six Months Ended Jun. 30,
RCS Product	2018	2017	$ Change

Line of credit	$5,644	$7,098	$(1,454)
Credit card	2,268	729	1,539
Hospital receivables	41	16	25
Total RCS	$7,953	$7,843	$110

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 16.13% at June 30, 2018, 18.85% at December 31, 2017 and 20.59% at June 30, 2017. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at June 30, 2018.

Table 10 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017

Allowance at beginning of period	$42,769	$32,920

Charge-offs:

Traditional Banking:
Residential real estate	(358)	(125)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(125)	—
Lease financing receivables	—	—
Home equity	(34)	(95)
Consumer	(1,007)	(1,002)
Total Traditional Banking	(1,524)	(1,222)
Warehouse lines of credit	—	—
Total Core Banking	(1,524)	(1,222)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(12,478)	(8,121)
Commercial & industrial	(55)	—
Republic Credit Solutions	(7,465)	(4,536)
Total Republic Processing Group	(19,998)	(12,657)
Total charge-offs	(21,522)	(13,879)

Recoveries:

Traditional Banking:
Residential real estate	225	124
Commercial real estate	128	38
Construction & land development	27	1
Commercial & industrial	35	22
Lease financing receivables	—	—
Home equity	229	77
Consumer	334	317
Total Traditional Banking	978	579
Warehouse lines of credit	—	—
Total Core Banking	978	579

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	82	241
Refund Anticipation Loans	—	—
Commercial & industrial	5	252
Republic Credit Solutions	548	373
Total Republic Processing Group	635	866
Total recoveries	1,613	1,445

Net loan charge-offs	(19,909)	(12,434)

Provision - Core Banking	1,733	1,966
Provision - RPG	20,454	15,446
Total Provision	22,187	17,412
Allowance at end of period	$45,047	$37,898

Credit Quality Ratios - Total Company:

Allowance to total loans	1.07%	0.97%
Allowance to nonperforming loans	245	240
Net loan charge-offs to average loans	0.97	0.66

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.76%
Allowance to nonperforming loans	179	189
Net loan charge-offs to average loans	0.03	0.04

Noninterest Income

Total Company noninterest income increased $4.0 million, or 11%, during the first six months of 2018 compared to the same period in 2017. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $1.2 million, or 9%, for the first six months of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest income:

•

Service charges on deposit accounts increased $450,000, or 7%, to $7.1 million for the first six months of 2018 compared the same period in 2017. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2018 and 2017 were $4.2 million and $4.0 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2018 and 2017 were $897,000 and $864,000.

•

Interchange income increased $657,000, or 14%, with debit card interchange fees up $442,000, or 11%, and credit card interchange fees up $215,000, or 40%. Increases of 11% in active debit cards and 18% in active credit cards over the previous 12 months as well as the corresponding usage on those cards drove the increase in interchange fees.

Mortgage Banking segment

Mortgage banking income decreased $657,000, or 14%, during the first six months of 2018 compared to the same period in 2017. The decrease in mortgage banking income was primarily driven by competitive pricing pressures, which resulted in the Company offering customer incentives during the first six months of 2018 for secondary market loans related to home-purchase transactions. These incentives contributed to a decrease in the Company’s gains as a percentage of loans originated from 2.98% during the first six months of 2017 to 2.21% during the same period in 2018. The decline in revenue as a result of a lower gain percentage was partially offset by higher origination volume during the first six months of 2018. Overall, Republic’s origination of secondary market loans totaled $84 million during the first six months of 2018 compared to $76 million during the same period in 2017.

Tax Refund Solutions segment

TRS’s noninterest income increased $2.9 million, or 16%, during the first six months of 2018 compared to the same period in 2017. Net RT revenue increased $1.7 million, or 9%, compared to the first six months of 2017, consistent with a 7% increase in the number of RTs funded when comparing the two periods. Additionally, TRS received and recorded a $1.0 million nonrefundable capital commitment fee during the first six months of 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered through the Bank to the third party’s customers.

Republic Credit Solutions segment

RCS’s noninterest income increased $188,000, or 6%, during the first six months of 2018 compared to the same period in 2017. A $500,000 increase in program fees partially offset by a $323,000 decrease in other noninterest income related to a first-year volume-guarantee payment recorded during the first six months of 2017 drove this increase in noninterest income. Program fees are the largest component of RCS’s noninterest income and primarily represent net gains from the sale of consumer loans. RCS loans sold totaled $372 million for the first six months of 2018 compared to $275 million for the same period in 2017. As illustrated in Table 11 below, the increase in program fees resulted from an increase in fees associated with RCS’s credit card and line-of-credit products partially offset by a decrease in fees associated with RCS’s installment loan product.

The decrease in program fees associated with RCS’s installment loan product resulted from the suspension of loan originations and sales through this program during the second quarter of 2018. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from “held for sale” on the balance sheet to “held for investment” and recorded a $427,000 charge to its mark-to-market fair value adjustment for these loans. Mark-to-market adjustments for this product are recorded as a component of program fees.

The following table presents RCS program fees by product:

Table 11 — RCS Program Fees by Product

	Program Fees
	for the
(dollars in thousands)	Six Months Ended Jun. 30,
RCS Product	2018	2017	$ Change

Line of credit	$2,129	$1,829	$300
Credit card	1,036	378	658
Hospital receivables	73	—	73
Installment loans*	(402)	129	(531)
Total RCS	$2,836	$2,336	$500

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $9.0 million, or 12%, during the first six months of 2018 compared to the same period in 2017. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $7.5 million, or 12%, for the first six months of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest expense:

•

Salaries and benefits expense increased $4.7 million, driven partially by annual merit increases, partially by an increase of approximately 28 Traditional Bank full-time-equivalent employees over the previously 12 months, and partially by a $1.6 million increase in healthcare benefits. The Company added these FTEs to support growth.

•	A 19% increase in depreciation expense associated with banking center renovations over the previous year drove a $929,000, or 8%, increase in Occupancy expense.

•

New and upgraded technology implemented in the previous 12 months to support several key strategic Traditional Bank initiatives caused data processing expenses to increase $1.0 million, or 37%. Such initiatives include improving the Company’s client relationship management system, its online banking functionality, and its overall security of client information and assets.

Tax Refund Solutions segment

TRS’s noninterest expense increased $758,000, or 9%, during the first six months of 2018 compared to the same period in 2017 primarily due to a $597,000 increase in salaries and benefits expense. Annual merit increases and additional staff added during the previous 12 months to support growth primarily drove the increase in salaries and benefits expense.

Republic Credit Solutions segment

RCS’s noninterest expense increased $440,000, or 28%, during the first six months of 2018 compared to the same period in 2017 due to a $284,000 increase in salaries and benefits expense. Annual merit increases and additional staff added during the previous 12 months to support growth primarily drove the increase in salaries and benefits expense.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2018 AND December 31, 2017

Table 12 — Loan Portfolio Composition

(in thousands)	June 30, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$919,433	$921,565
Owner occupied - correspondent*	105,170	116,792
Nonowner occupied	220,943	205,081
Commercial real estate	1,235,427	1,207,293
Construction & land development	163,080	150,065
Commercial & industrial	369,189	341,692
Lease financing receivables	15,238	16,580
Home equity	336,694	347,655
Consumer:
Credit cards	17,778	16,078
Overdrafts	878	974
Automobile loans	62,143	65,650
Other consumer	31,453	20,501
Total Traditional Banking	3,477,426	3,409,926
Warehouse lines of credit*	633,841	525,572
Total Core Banking	4,111,267	3,935,498

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	101	11,648
Republic Credit Solutions	84,616	66,888
Total Republic Processing Group	84,717	78,536

Total loans**	4,195,984	4,014,034
Allowance for loan and lease losses	(45,047)	(42,769)

Total loans, net	$4,150,937	$3,971,265

*  Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $182 million, or 5%, during 2018 to $4.2 billion at June 30, 2018. The following were the most significant components comprising the change in loans by reportable segment:

Traditional Banking segment

Traditional Banking loans increased $68 million, or 2%, during the first six months of 2018. Growth was primarily concentrated in commercial purpose loans, which is the Company’s primary sales focus for on-balance sheet loan growth. CRE, C&I, nonowner-occupied residential real estate, and construction and land development portfolios experienced growth of $28 million, $27 million, $16 million, and $13 million, respectively, during the first six months of 2018. Additionally, a $9 million increase in loans collateralized by consumer aircraft drove an $11 million increase in other consumer loans during the first six months of 2018.

The Bank’s owner occupied residential real estate loans, including correspondent loans, declined $14 million in total. These category fluctuations were generally in-line with the Company’s overall long-term loan growth strategy, which is to reduce the Bank’s reliance on residential real estate loans for balance sheet growth and to rely more on commercial purpose loans for future growth. While the Company does currently intend to reduce its reliance on owner occupied residential real estate loans for future balance sheet growth, it also continues to make plans to expand its agency-eligible volume of first mortgage residential real estate loans, which it intends to sell into the secondary market in order to generate fee income.

Warehouse Lending segment

Driven by a seasonal surge in Warehouse usage at the end of June 2018, Warehouse outstanding month-end balances increased $108 million, or 21%, from December 31, 2017. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the third quarter of 2015. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Republic Credit Solutions segment

RCS loans increased $18 million from December 31, 2017 to June 30, 2018 driven primarily by the addition of $16 million in hospital receivables during the first six months of 2018.

Allowance for Loan and Lease Losses (“Allowance”)

The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance monthly and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

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

As this analysis, or any similar analysis, is an imprecise measure of loss, the Allowance is subject to ongoing adjustments. Therefore, management will often consider other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

The Company’s Allowance increased $2 million, or 5%, from December 31, 2017 to $45 million at June 30, 2018 and remained at 1.07% of total gross loans. The following is an analysis of the Allowance by reportable segment:

Traditional Banking segment

The Traditional Banking Allowance increased $1 million to $30 million and the Allowance to total Traditional Bank loans increased one basis point to 0.86% when comparing June 30, 2018 to December 31, 2017. As historical losses within the Traditional Banking segment have remained relatively stable and low for a sustained period, no material changes to its reserve percentages were required for the first six months of 2018.

Warehouse Lending segment

The Warehouse Allowance increased to $1.6 million and the Allowance to total Warehouse loans remained at 0.25% when comparing June 30, 2018 to December 31, 2017. As of June 30, 2018, Warehouse had not incurred any historical losses, and as a result, its Allowance was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first six months of 2018.

Republic Credit Solutions segment

The RCS Allowance increased $1 million from December 31, 2017 to $14 million at June 30, 2018. Additional reserves for the RCS’s subprime credit card product primarily drove the increase in RCS Allowance. The Allowance to total RCS loans decreased to 16.13% at June 30, 2018 from 18.85% at December 31, 2017, with this decrease driven by higher growth in RCS’s lower-risk healthcare receivables compared to lower growth in RCS’s higher-risk products.

RCS maintained an Allowance for three distinct credit products offered at June 30, 2018, including its line-of-credit product, its credit card product and its healthcare-receivables product. At June 30, 2018, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 60% for its subprime credit card portfolio. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans increased $2 million during the first six months of 2018, primarily due to a $4 million increase in Substandard loans.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 13 — Classified and Special Mention Loans

(in thousands)	June 30, 2018	December 31, 2017

Loss	$—	$—
Doubtful	—	—
Substandard	25,527	21,202
Purchased Credit Impaired - Substandard	1,678	1,771
Total Classified Loans	27,205	22,973

Special Mention	21,767	23,813
Purchased Credit Impaired - Group 1	1,505	1,833
Total Special Mention Loans	23,272	25,646

Total Classified and Special Mention Loans	$50,477	$48,619

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $9 million and $6 million at June 30, 2018 and December 31, 2017. Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.44% at June 30, 2018 from 0.38% at December 31, 2017, as the total balance of nonperforming loans increased by $3 million, or 22%, while total loans increased $182 million, or 5%, during the first six months of 2018.

Table 14 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	June 30, 2018	December 31, 2017

Loans on nonaccrual status*	$17,502	$14,118
Loans past due 90-days-or-more and still on accrual**	858	956
Total nonperforming loans	18,360	15,074
Other real estate owned	—	115
Total nonperforming assets	$18,360	$15,189

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.44%	0.38%
Nonperforming assets to total loans (including OREO)	0.44	0.38
Nonperforming assets to total assets	0.35	0.30

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.43%	0.36%
Nonperforming assets to total loans (including OREO)	0.43	0.36
Nonperforming assets to total assets	0.34	0.28

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Approximately $12 million, or 67%, of the Bank’s total nonperforming loans at June 30, 2018, compared to $11 million, or 71%, as of December 31, 2017, were concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $4 million, or 23%, of the Bank’s total nonperforming loans at June 30, 2018, compared to $3 million, or 22%, at December 31, 2017 were concentrated in the CRE and construction and land development portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 15 — Nonperforming Loan Composition

	June 30, 2018		December 31, 2017
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$10,238	1.11%	$9,230	1.00%
Owner occupied - correspondent	389	0.37	—	—
Nonowner occupied	730	0.33	257	0.13
Commercial real estate	4,100	0.33	3,247	0.27
Construction & land development	58	0.04	67	0.04
Commercial & industrial	999	0.27	—	—
Lease financing receivables	—	—	—	—
Home equity	896	0.27	1,217	0.35
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	68	0.11	68	0.10
Other consumer	46	0.15	51	0.25
Total Traditional Banking	17,524	0.50	14,137	0.41
Warehouse lines of credit	—	—	—	—
Total Core Banking	17,524	0.43	14,137	0.36

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	836	0.99	937	1.40
Total Republic Processing Group	836	0.99	937	1.19

Total nonperforming loans	$18,360	0.44%	$15,074	0.38%

Table 16 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	99	$4,621	14	$2,657	2	$2,960	115	$10,238
Owner occupied - correspondent	—	—	1	389	—	—	1	389
Nonowner occupied	5	230	—	—	1	500	6	730
Commercial real estate	4	249	3	727	3	3,124	10	4,100
Construction & land development	1	58	—	—	—	—	1	58
Commercial & industrial	1	75	3	924	—	—	4	999
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	18	468	3	428	—	—	21	896
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	4	68	—	—	—	—	4	68
Other consumer	16	46	—	—	—	—	16	46
Total Traditional Banking	148	5,815	24	5,125	6	6,584	178	17,524
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	148	5,815	24	5,125	6	6,584	178	17,524

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	12,327	836	—	—	—	—	12,327	836
Total Republic Processing Group	12,327	836	—	—	—	—	12,327	836

Total	12,475	$6,651	24	$5,125	6	$6,584	12,505	$18,360

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	102	$4,903	14	$2,760	1	$1,567	117	$9,230
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	156	1	101	—	—	6	257
Commercial real estate	2	112	3	767	2	2,368	7	3,247
Construction & land development	1	67	—	—	—	—	1	67
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	26	615	4	602	—	—	30	1,217
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	68	—	—	—	—	3	68
Other consumer	12	51	—	—	—	—	12	51
Total Traditional Banking	151	5,972	22	4,230	3	3,935	176	14,137
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	151	5,972	22	4,230	3	3,935	176	14,137

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	13,536	937	—	—	—	—	13,536	937
Total Republic Processing Group	13,536	937	—	—	—	—	13,536	937

Total	13,687	$6,909	22	$4,230	3	$3,935	13,712	$15,074

Table 17 — Rollforward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Nonperforming loans at the beginning of the period	$16,128	$16,996	$15,074	$16,059
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	3,733	2,042	5,922	4,437
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(639)	(2,956)	(1,944)	(4,234)
Principal balance paydowns of loans nonperforming at both period ends	(441)	(408)	(594)	(623)
Net change in principal balance of other loans nonperforming at both period ends*	(421)	128	(98)	163

Nonperforming loans at the end of the period	$18,360	$15,802	$18,360	$15,802

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 18 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Loans charged-off	$—	$(48)	$(10)	$(48)
Loans transferred to OREO	—	(142)	(184)	(472)
Loans refinanced at other institutions	(639)	(498)	(1,520)	(1,587)
Loans returned to accrual status	—	(2,268)	(230)	(2,127)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(639)	$(2,956)	$(1,944)	$(4,234)

Based on the Bank’s review at June 30, 2018, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.31% at June 30, 2018, from 0.35% at December 31, 2017.

Core Bank delinquent loans to total Core Bank loans remained at 0.21% from December 31, 2017 to June 30, 2018. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2018 and December 31, 2017 were on nonaccrual status.

Table 19 — Delinquent Loan Composition*

	June 30, 2018		December 31, 2017
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,122	0.45%	$4,782	0.52%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	469	0.21	146	0.07
Commercial real estate	2,397	0.19	1,727	0.14
Construction & land development	—	—	67	0.04
Commercial & industrial	653	0.18	15	0.00
Lease financing receivables	—	—	—	—
Home equity	547	0.16	1,221	0.35
Consumer:
Credit cards	93	0.52	74	0.46
Overdrafts	231	26.31	233	23.92
Automobile loans	110	0.18	60	0.09
Other consumer	81	0.26	135	0.66
Total Traditional Banking	8,703	0.25	8,460	0.25
Warehouse lines of credit	—	—	—	—
Total Core Banking	8,703	0.21	8,460	0.21

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	4,429	5.23	5,641	8.43
Total Republic Processing Group	4,429	5.23	5,641	7.18

Total delinquent loans	$13,132	0.31%	$14,101	0.35%

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 20 — Rollforward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Delinquent loans at the beginning of the period	$25,833	$16,163	$14,101	$8,958
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	3,472	3,473	4,456	4,500
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(16,227)	(10,747)	(4,085)	(4,326)
Principal balance paydowns of loans delinquent at both period ends	(69)	(122)	(106)	(93)
Net change in principal balance of other loans delinquent at both period ends*	123	246	(1,234)	(26)
Delinquent loans at the end of period	$13,132	$9,013	$13,132	$9,013

*Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 21 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Loans charged-off	$(136)	$(56)	$(33)	$(34)
Easy Advances* paid-off or charged-off	(13,163)	(8,350)	—	—
Loans transferred to OREO	—	(142)	(184)	(442)
Loans refinanced at other institutions	(570)	(678)	(1,643)	(1,550)
Loans paid current	(2,358)	(1,521)	(2,225)	(2,300)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(16,227)	$(10,747)	$(4,085)	$(4,326)

*Easy Advances do not have a contractual due date, but the Company considers an Easy Advance delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable tax authority.

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $48 million at June 30, 2018 compared to $46 million at December 31, 2017, an increase of $2 million during the first six months of 2018.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of June 30, 2018, the Bank had $36 million in TDRs, of which $9 million were also on nonaccrual status. As of December 31, 2017, the Bank had $35 million in TDRs, of which $6 million were also on nonaccrual status.

Table 22 — Impaired Loan Composition

(in thousands)	June 30, 2018	December 31, 2017

Troubled debt restructurings	$35,964	$34,637
Impaired loans (which are not TDRs)	11,910	10,979
Total recorded investment in impaired loans	$47,874	$45,616

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Table 23 — Deposit Composition

(in thousands)	June 30, 2018	December 31, 2017

Core Bank:
Demand	$933,792	$944,812
Money market accounts	615,731	546,998
Savings	189,121	182,800
Individual retirement accounts(1)	51,549	47,982
Time deposits, $250 and over(1)	81,638	77,891
Other certificates of deposit(1)	223,106	189,661
Reciprocal money market and time deposits(1)(2)	283,229	373,242
Brokered deposits(1)	32,878	46,089
Total Core Bank interest-bearing deposits	2,411,044	2,409,475
Total Core Bank noninterest-bearing deposits	1,003,443	988,537
Total Core Bank deposits	3,414,487	3,398,012

Republic Processing Group ("RPG"):
Money market accounts	1,143	1,641
Total RPG interest-bearing deposits	1,143	1,641

Brokered prepaid card deposits	5,637	1,509
Other noninterest-bearing deposits	52,102	31,996
Total RPG noninterest-bearing deposits	57,739	33,505
Total RPG deposits	58,882	35,146

Total deposits	$3,473,369	$3,433,158

(1)	Represents a time deposit.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

Total Company deposits increased $40 million, or 1%, from December 31, 2017 to $3.5 billion at June 30, 2018. Total Company interest-bearing deposits increased $1 million while total Company noninterest bearing deposits increased $39 million, or 4%.

Core Bank interest-bearing and noninterest-bearing deposits increased $2 million and $15 million during the first six months of 2018. The limited growth in Core Bank deposits was partially due to the repayment of $50 million during the period of wholesale-brokered deposits. Additionally, withdraws totaling approximately $100 million by two corporate clients to meet their seasonal cash-flow needs prior to June 30, 2018 also negatively impacted growth in the Core Bank’s interest-bearing and noninterest-bearing deposits. These withdrawn funds of approximately $100 million were redeposited into the Bank in July 2018.

Noninterest-bearing deposits at RPG increased $24 million from December 31, 2017 to $58 million at June 30, 2018. Short-term RT deposits at TRS primarily drove the increase, with these funds expected to exit the Bank during the second half of 2018.

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

SSUARs decreased approximately $29 million, or 14%, during the first six months of 2018, driven by a $31 million decrease for one corporate client. The substantial majority of SSUARs are indexed to immediately repricing indices such as the Federal Funds Target Rate.

Federal Home Loan Bank Advances

Primarily due to a $170 million increase in its reliance on FHLB overnight advances, the Company’s FHLB advances increased $123 million, or 17%, from December 31, 2017 to $860 million at June 30, 2018. The Bank held $500 million in overnight advances at a rate of 1.92% as of June 30, 2018, compared to $330 million in overnight advances at a rate of 1.42% at December 31, 2017.

The Company’s overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. If a meaningful amount of the Bank’s loan originations in the future have repricing terms longer than five years, management will likely elect to borrow additional funds to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

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

Non-hedge Interest Rate Swaps

The Bank also enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering these instruments, the Bank enters into offsetting positions in order to minimize the Bank’s interest rate risk. These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year earnings.

See Footnote 11 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 122% at June 30, 2018 and 120% at December 31, 2017. The December 31, 2017 ratio was recasted for the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, which provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria. At June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents on-hand of $387 million and $299 million. In addition, the Bank had available borrowing capacity of $209 million and $347 million from the FHLB at June 30, 2018 and December 31, 2017. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $221 million and $326 million as of June 30, 2018 and December 31, 2017 and unsecured lines of credit totaling $125 million available through various other financial institutions as of June 30, 2018 and December 31, 2017.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of available-for-sale debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2018 and December 31, 2017, these pledged investment securities had a fair value of $262 million and $263 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2018, the Bank had approximately $912 million in deposits from 141 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $589 million, or 17%, of the Company’s total deposit balances at June 30, 2018. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience, utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically during each quarter, has fallen short of its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors. As of June 30, 2018, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future. It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Total stockholders’ equity increased from $632 million at December 31, 2017 to $664 million at June 30, 2018. The increase in stockholders’ equity was primarily attributable to net income earned during 2018 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2018, RB&T could, without prior approval, declare dividends of approximately $87 million.

Regulatory Capital Requirements — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 12.60% at June 30, 2018 compared to 13.02% at December 31, 2017. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on July 1, 2018 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 24 — Capital Ratios

	As of June 30, 2018		As of December 31, 2017
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$732,299	16.15%	$694,369	16.04%
Republic Bank & Trust Company	628,326	13.88	591,592	13.69

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$647,252	14.28%	$612,315	14.15%
Republic Bank & Trust Company	583,279	12.88	548,823	12.70

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$687,252	15.16%	$651,600	15.06%
Republic Bank & Trust Company	583,279	12.88	548,823	12.70

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$687,252	13.59%	$651,600	13.21%
Republic Bank & Trust Company	583,279	11.54	548,823	11.15

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model. A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized a dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one-year time period. This dynamic model projects a “Base” case net interest income over the next 12 months and the effect on net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, the actual timing and magnitude of changes in loan and deposit balances, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of June 30, 2018, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. Since December 2015, the Federal Open Market Committee has incrementally raised the FFTR, with further guidance suggesting that increases to the FFTR were more likely than not for 2018.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2018 and ending June 30, 2019 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes Traditional Bank loan fees.

Table 25 — Bank Interest Rate Sensitivity

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at June 30, 2018	(3.70)%	3.40%	4.60%	5.50%	5.70%
% Change from base net interest income at December 31, 2017	(4.60)%	3.80%	4.80%	5.40%	5.40%

The Bank’s dynamic simulation model run for June 2018 projected improvement in the Bank’s net interest income relative to the Base case for the Up 100 through the Up 400 scenarios, with the improvement in these scenarios within a reasonable range of the projected improvement reflected in the same scenarios for the December 2017 simulation. The Bank’s dynamic simulation model run for June 2018 and December 2017 projected a decline in the Bank’s net interest income relative to the Base case for the Down 100 scenario.

For additional discussion regarding the Bank’s net interest income, see the section titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017).”

The Board of Directors of the Bank has established separate and distinct policy limits for acceptable percent changes in the Bank’s net interest income based on modeled changes in market interest rates. Historically, if model projections of the percent change in net interest income fall outside Board approved limits at a given point in time or are projected to fall outside such limits based on certain trends, Bank management has either taken certain actions intended to bring model projections back within Board approved limits or discussed with the Board how future anticipated events will likely correct the current situation. These actions have included, but are not limited to, restructuring of interest-earning assets and interest-bearing liabilities, seeking additional fixed rate term FHLB advances, executing interest rate swaps and modifying the pricing or terms of loans, leases and deposits. These actions have historically had a negative impact on current earnings.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2018 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	—	—	—
June 1 - June 30	—	—	—
Total	—	$—	—	223,696

The Company did not repurchase any shares during the second quarter of 2018. Additionally, there were no shares exchanged for stock option exercises during the second quarter of 2018. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2018, the Company had 223,696 shares that could be repurchased under its current share repurchase programs.

During the second quarter of 2018, there were 28,197 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Republic Bancorp, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex B of the 2018 Proxy Statement on Schedule 14A as filed on March 9, 2018) (Commission File Number: 0-24649)

10.2

Republic Bancorp, Inc. 2018 Non-Employee Director and Key Employee Deferred Compensation Plan (incorporated by reference to Annex A of the 2018 Proxy Statement on Schedule 14A as filed on March 9, 2018) (Commission File Number: 0-24649)

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017, (iii) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2018, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 9, 2018		/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: August 9, 2018		/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer