Form 10-Q
period 2018-09-30
REPUBLIC BANCORP INC /KY/
filed 2018-11-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2018, was 18,691,894 and 2,212,929.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	September 30,	December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$365,512	$299,351
Available-for-sale debt securities	445,124	524,303
Held-to-maturity debt securities (fair value of $66,667 in 2018 and $65,133 in 2017)	65,925	64,227
Equity securities with readily determinable fair value	2,717	2,928
Mortgage loans held for sale, at fair value	7,862	5,761
Consumer loans held for sale, at fair value	—	2,677
Consumer loans held for sale, at the lower of cost or fair value	21,037	8,551
Loans (includes $2,097 of loans carried at fair value at September 30, 2018)	4,136,195	4,014,034
Allowance for loan and lease losses	(43,824)	(42,769)
Loans, net	4,092,371	3,971,265
Federal Home Loan Bank stock, at cost	32,067	32,067
Premises and equipment, net	43,338	42,588
Premises, held for sale	2,607	3,017
Goodwill	16,300	16,300
Other real estate owned	70	115
Bank owned life insurance	64,491	63,356
Other assets and accrued interest receivable	62,933	48,856

TOTAL ASSETS	$5,222,354	$5,085,362

LIABILITIES

Deposits:
Noninterest-bearing	$1,103,461	$1,022,042
Interest-bearing	2,463,224	2,411,116
Total deposits	3,566,685	3,433,158

Securities sold under agreements to repurchase and other short-term borrowings	163,768	204,021
Federal Home Loan Bank advances	715,000	737,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	58,851	37,019

Total liabilities	4,545,544	4,452,938

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,904	4,902
Additional paid in capital	140,834	139,406
Retained earnings	533,191	487,700
Accumulated other comprehensive (loss) income	(2,119)	416

Total stockholders’ equity	676,810	632,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,222,354	$5,085,362

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME:

Loans, including fees	$56,296	$50,271	$179,867	$153,010
Taxable investment securities	2,964	2,364	8,306	6,910
Federal Home Loan Bank stock and other	1,830	1,090	5,106	2,509
Total interest income	61,090	53,725	193,279	162,429

INTEREST EXPENSE:

Deposits	4,562	2,587	11,856	6,790
Securities sold under agreements to repurchase and other short-term borrowings	317	161	752	332
Federal Home Loan Bank advances	2,782	2,383	7,779	6,618
Subordinated note	396	287	1,110	807
Total interest expense	8,057	5,418	21,497	14,547

NET INTEREST INCOME	53,033	48,307	171,782	147,882

Provision for loan and lease losses	4,077	4,221	26,264	21,633

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	48,956	44,086	145,518	126,249

NONINTEREST INCOME:

Service charges on deposit accounts	3,579	3,395	10,708	10,032
Net refund transfer fees	149	177	19,974	18,329
Mortgage banking income	1,360	1,102	3,696	3,707
Interchange fee income	2,757	2,475	8,315	7,348
Program fees	1,686	1,597	4,705	3,972
Increase in cash surrender value of bank owned life insurance	385	394	1,135	1,178
Net gains on other real estate owned	248	31	700	422
Other	1,301	1,203	4,073	3,236
Total noninterest income	11,465	10,374	53,306	48,224

NONINTEREST EXPENSE:

Salaries and employee benefits	22,846	20,505	69,446	61,731
Occupancy and equipment, net	6,153	5,841	18,535	17,594
Communication and transportation	1,047	1,239	3,670	3,450
Marketing and development	1,449	1,677	3,648	4,090
FDIC insurance expense	360	300	1,230	1,050
Bank franchise tax expense	710	749	4,088	3,974
Data processing	2,350	1,795	7,179	5,142
Interchange related expense	1,138	928	3,243	3,057
Supplies	314	241	998	1,029
Other real estate owned expense	2	55	63	284
Legal and professional fees	935	446	2,706	1,794
Impairment of premises held for sale	126	965	356	1,082
Other	3,782	3,285	9,727	8,422
Total noninterest expense	41,212	38,026	124,889	112,699

INCOME BEFORE INCOME TAX EXPENSE	19,209	16,434	73,935	61,774
INCOME TAX EXPENSE	1,798	5,728	13,389	20,980

NET INCOME	$17,411	$10,706	$60,546	$40,794

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.84	$0.51	$2.92	$1.97
Class B Common Stock	0.76	0.47	2.65	1.79

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.83	$0.51	$2.90	$1.96
Class B Common Stock	0.76	0.47	2.64	1.78

DIVIDENDS DECLARED PER COMMON SHARE:
Class A Common Stock	$0.242	$0.220	$0.726	$0.649
Class B Common Stock	0.220	0.200	0.660	0.590

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$17,411	$10,706	$60,546	$40,794

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	54	9	330	(67)
Reclassification amount for net derivative losses realized in income	1	51	36	175
Change in unrealized (loss) gain on available-for-sale debt securities (2018), debt and equity securities (2017)	(467)	(237)	(3,130)	892
Adjustment for adoption of ASU 2016-01	—	—	(428)	—
Change in unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	(2)	90	(19)	244
Total other comprehensive (loss) income before income tax	(414)	(87)	(3,211)	1,244
Tax effect	88	30	676	(436)
Total other comprehensive (loss) income, net of tax	(326)	(57)	(2,535)	808

COMPREHENSIVE INCOME	$17,085	$10,649	$58,011	$41,602

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 WITH QUARTERLY SUBTOTALS

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2018	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Activity for the three months ended March 31, 2018:

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)
Net income	—	—	—	—	27,469	—	27,469
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,495)	(1,495)
Dividends declared on Common Stock:
Class A Shares	—	—	—	—	(4,517)	—	(4,517)
Class B Shares	—	—	—	—	(494)	—	(494)
Net change in notes receivable on Class A Common Stock	—	—	—	33	—	—	33
Deferred compensation - Class A Common Stock:
Directors	2	—	—	55	—	—	55
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	26	—	—	26
Restricted stock	36	—	—	64	—	—	64
Stock options	—	—	—	62	—	—	62

Balance, March 31, 2018	18,645	2,243	4,902	139,646	510,123	(1,417)	653,254

Activity for the three months ended June 30, 2018:

Net income	—	—	—	—	15,666	—	15,666
Net change in accumulated other comprehensive income	—	—	—	—	—	(376)	(376)
Dividends declared on Common Stock:
Class A Shares	—	—	—	—	(4,518)	—	(4,518)
Class B Shares	—	—	—	—	(487)	—	(487)
Stock options exercised, net of shares redeemed	2	—	—	48	—	—	48
Conversion of Class B to Class A Common Shares	28	(28)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	36	—	—	36
Deferred compensation - Class A Common Stock:
Directors	3	—	1	47	—	—	48
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	27	—	—	27
Restricted stock	(1)	—	—	254	—	—	254
Stock options	—	—	—	56	—	—	56

Balance, June 30, 2018	18,677	2,215	4,903	140,114	520,784	(1,793)	664,008

Activity for the three months ended September 30, 2018:

Net income	—	—	—	—	17,411	—	17,411
Net change in accumulated other comprehensive income	—	—	—	—	—	(326)	(326)
Dividends declared on Common Stock:
Class A Shares	—	—	—	—	(4,517)	—	(4,517)
Class B Shares	—	—	—	—	(487)	—	(487)
Stock options exercised, net of shares redeemed	1	—	—	35	—	—	35
Conversion of Class B to Class A Common Shares	2	(2)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(25)	—	—	(25)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	62	—	—	62
Designated key employees	—	—	—	284	—	—	284
Employee stock purchase plan - Class A Common Stock	3	—	1	123	—	—	124
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	53	—	—	53
Restricted stock	(1)	—	—	132	—	—	132
Stock options	—	—	—	56	—	—	56

Balance, September 30, 2018	18,682	2,213	$4,904	$140,834	$533,191	$(2,119)	$676,810

See accompanying footnotes to consolidated financial statements.

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2017	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

Activity for the three months ended March 31, 2017:

Net income	—	—	—	—	20,017	—	20,017
Net change in accumulated other comprehensive income	—	—	—	—	—	554	554
Dividends declared Common Stock:
Class A Shares	—	—	—	—	(3,891)	—	(3,891)
Class B Shares	—	—	—	—	(427)	—	(427)
Stock options exercised, net of shares redeemed	2	—	—	33	—	—	33
Repurchase of Class A Common Stock	(13)	—	(2)	(107)	(435)	—	(544)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	51	—	—	51
Deferred director compensation expense - Class A Common Stock	5	—	—	55	—	—	55
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	132	—	—	132
Restricted stock	4	—	—	215	—	—	215
Stock options	—	—	—	63	—	—	63

Balance, March 31, 2017	18,615	2,243	$4,904	$138,634	$475,885	$1,241	$620,664

Activity for the three months ended June 30, 2017:

Net income	—	—	—	—	10,071	—	10,071
Net change in accumulated other comprehensive income	—	—	—	—	—	311	311
Dividends declared Common Stock:
Class A Shares	—	—	—	—	(4,095)	—	(4,095)
Class B Shares	—	—	—	—	(449)	—	(449)
Net change in notes receivable on Class A Common Stock	—	—	—	103	—	—	103
Deferred director compensation expense - Class A Common Stock	3	—	—	41	—	—	41
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	105	—	—	105
Restricted stock	—	—	—	77	—	—	77
Stock options	—	—	—	63	—	—	63

Balance, June 30, 2017	18,618	2,243	$4,904	$139,023	$481,412	$1,552	$626,891

Activity for the three months ended September 30, 2017:

Net income	—	—	—	—	10,706	—	10,706
Net change in accumulated other comprehensive income	—	—	—	—	—	(57)	(57)
Dividends declared Common Stock:
Class A Shares	—	—	—	—	(4,096)	—	(4,096)
Class B Shares	—	—	—	—	(448)	—	(448)
Repurchase of Class A Common Stock	—	—	—	(14)	—	—	(14)
Net change in notes receivable on Class A Common Stock	—	—	—	(19)	—	—	(19)
Deferred director compensation expense - Class A Common Stock	(3)	—	—	51	—	—	51
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	127	—	—	127
Restricted stock	3	—	—	81	—	—	81
Stock options	—	—	—	65	—	—	65

Balance, September 30, 2017	18,618	2,243	$4,904	$139,314	$487,574	$1,495	$633,287

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$60,546	$40,794
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) on investment securities, net	(204)	231
Accretion on loans and amortization of core deposit intangible, net	(2,744)	(3,981)
Unrealized losses on equity securities with readily determinable fair value	211	—
Depreciation of premises and equipment	7,020	6,178
Amortization of mortgage servicing rights	1,092	1,104
Provision for loan and lease losses	26,264	21,633
Net gain on sale of mortgage loans held for sale	(2,985)	(3,221)
Origination of mortgage loans held for sale	(133,273)	(119,265)
Proceeds from sale of mortgage loans held for sale	134,157	130,065
Net gain on sale of consumer loans held for sale	(4,429)	(3,869)
Origination of consumer loans held for sale	(582,871)	(454,844)
Proceeds from sale of consumer loans held for sale	576,646	453,169
Net gain realized on sale of other real estate owned	(700)	(577)
Writedowns of other real estate owned	—	155
Impairment of premises held for sale	356	1,082
Deferred compensation expense - Class A Common Stock	449	147
Stock-based awards expense - Class A Common Stock	730	928
Increase in cash surrender value of bank owned life insurance	(1,135)	(1,178)
Net change in other assets and liabilities:
Accrued interest receivable	(1,614)	(1,001)
Accrued interest payable	6	(12)
Other assets	2,314	(3,367)
Other liabilities	5,870	3,283
Net cash provided by operating activities	85,706	67,454

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(159,880)	(91,451)
Purchases of held-to-maturity debt securities	(4,934)	(15,460)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	236,138	114,930
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	3,213	3,129
Net change in outstanding warehouse lines of credit	(35,242)	14,279
Purchase of non-business-acquisition loans, including premiums paid	—	(4,811)
Net change in other loans	(108,750)	(166,845)
Purchase of Federal Home Loan Bank stock	—	(3,859)
Proceeds from sales of other real estate owned	1,153	2,202
Net purchases of premises and equipment	(7,716)	(9,236)
Net cash used in investing activities	(76,018)	(157,122)

FINANCING ACTIVITIES:
Net change in deposits	133,527	189,037
Net change in securities sold under agreements to repurchase and other short-term borrowings	(40,253)	(162)
Payments of Federal Home Loan Bank advances	(417,500)	(460,000)
Proceeds from Federal Home Loan Bank advances	395,000	415,000
Repurchase of Class A Common Stock	—	(558)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	124	—
Net proceeds from Class A Common Stock options exercised	83	33
Cash dividends paid	(14,508)	(13,129)
Net cash used in financing activities	56,473	130,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	66,161	40,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,351	289,309
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$365,512	$329,862

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$21,491	$14,559
Income taxes	10,196	20,570

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$408	$556
Transfers from loans held for sale to held for investment	2,237	—
Transfers from loans held for investment to held for sale	1,392	—
Unfunded commitments in low-income-housing investments	12,574	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2018 and 2017 AND DECEMBER 31, 2017 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”), and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2018, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 7

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

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

The Easy Advance (“EA”) tax credit product is a loan that allows a taxpayer to receive an advance of a portion of their refund, with the taxpayer’s Tax Provider paying all fees to RB&T for the advance. First offered by TRS in 2016, the EA had the following features during its 2018 and 2017 offering periods:

•	Offered only during the first two months of each year;
•	No EA fee was charged to the taxpayer customer;
•	All fees for the EA were paid by the Tax Providers with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;
•	No requirement that the taxpayer customer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

The Company reports fees paid by the Tax Providers for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with provisions for all probable EA losses made in the first quarter of each year. Unpaid EAs are charged-off within 111 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

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

Republic Payment Solutions (“RPS”) division — RPS is managed and operated within the TRS segment. The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small-dollar consumer loans with maturities of 30-days-or-more and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS credit-card product – From the fourth quarter of 2015 through the first quarter of 2018, the Bank continued to pilot a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to its third-party marketer/servicer and retained the remaining 10% interest. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of the product to potential new clients, as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest with a book value of $3.5 million into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value of $1.5 million.

•

RCS healthcare receivables product – The Bank originates a healthcare-receivables product across the United States through two different third-party service providers. For one third-party service provider, the Bank retains 100% of the receivables originated. For the other third-party service provider, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS installment loan product – From the first quarter of 2016 through the first quarter of 2018, the Bank continued to pilot a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market monthly.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluated the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from held for sale on the balance sheet into the held-for-investment category and revalued these loans accordingly.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Accounting Standards Updates (“ASUs”)

The following ASUs were issued prior to September 30, 2018 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be re-disclosed below.

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

2016-13	Financial Instruments – Credit Losses (Topic 326)	This ASU amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.

As a result of this ASU, the Company expects an as yet undetermined increase in its allowance for credit losses. A committee formed by the Company to oversee its transition to a current expected credit losses (“CECL”) methodology has analyzed the Company’s loan-level data and preliminarily concluded that no additional loan level segmentation beyond its current methodology segmentation would be warranted under CECL.  The Company is also currently performing iterations of its allowance calculation under a “beta” CECL model provided by the same third-party software solution currently-employed to calculate the Company's allowance for loan and lease losses.

2018-10	Codification Improvements to Topic 842, Leases	This ASU affects narrow aspects of the guidance issued in the amendments in ASU 2016-02.	January 1, 2019	Adoption should conform to the adoption of ASU 2016-02 above.	The Company is evaluating the adoption of this ASU with its ongoing analysis of adopting ASU 2016-02.

2018-11	Leases (Topic 842): Targeted Improvements

This ASU provides the Company with an additional (and optional) transition method to adopt ASU 2016-02.   This ASU also provides the Company with a practical expedient to not separate non-lease components from the associated lease component under certain circumstances.

			January 1, 2019	Adoption should conform to the adoption of ASU 2016-02 above.	The Company is evaluating the adoption of this ASU with its ongoing analysis of adopting ASU 2016-02.

2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This ASU modifies the disclosure requirements in Topic 820 by removing and adding certain elements.	January 1, 2020	Certain elements should be applied prospectively and others retrospectively.	Immaterial

2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)

This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments.

			January 1, 2020	Retrospectively or prospectively to all implementation costs incurred after the date of adoption.	Immaterial

The following ASUs were adopted by the Company during the nine months ended September 30, 2018:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2014-09	Revenue from Contracts with Customers (Topic 606)

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables present the gross amortized cost and fair value of available-for-sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$238,418	$—	$(2,780)	$235,638
Private label mortgage backed security	2,484	1,365	—	3,849
Mortgage backed securities - residential	117,129	970	(2,157)	115,942
Collateralized mortgage obligations	76,528	441	(1,604)	75,365
Corporate bonds	10,000	80	—	10,080
Trust preferred security	3,523	727	—	4,250
Total available-for-sale debt securities	$448,082	$3,583	$(6,541)	$445,124

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$309,042	$1	$(1,451)	$307,592
Private label mortgage backed security	3,065	1,384	—	4,449
Mortgage backed securities - residential	105,644	1,603	(873)	106,374
Collateralized mortgage obligations	87,867	371	(1,075)	87,163
Corporate bonds	15,001	124	—	15,125
Trust preferred security	3,493	107	—	3,600
Total available-for-sale debt securities	$524,112	$3,590	$(3,399)	$524,303

Held-to-Maturity Debt Securities

The following tables present the carrying value, gross unrecognized gains and losses, and fair value of held-to-maturity debt securities:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$146	$9	$—	$155
Collateralized mortgage obligations	20,224	221	(29)	20,416
Corporate bonds	45,092	578	(23)	45,647
Obligations of state and political subdivisions	463	—	(14)	449
Total held-to-maturity debt securities	$65,925	$808	$(66)	$66,667

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2017 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$151	$10	$—	$161
Collateralized mortgage obligations	23,437	236	(17)	23,656
Corporate bonds	40,175	686	(3)	40,858
Obligations of state and political subdivisions	464	—	(6)	458
Total held-to-maturity debt securities	$64,227	$932	$(26)	$65,133

At September 30, 2018 and December 31, 2017, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2018 and 2017, there were no gains or losses on sales or calls of available-for-sale debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2018 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
September 30, 2018 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$45,033	$44,825	$50	$50
Due from one year to five years	203,385	200,893	10,386	10,441
Due from five years to ten years	—	—	35,119	35,605
Due beyond ten years	3,523	4,250	—	—
Private label mortgage backed security	2,484	3,849	—	—
Mortgage backed securities - residential	117,129	115,942	146	155
Collateralized mortgage obligations	76,528	75,365	20,224	20,416
Total debt securities	$448,082	$445,124	$65,925	$66,667

Corporate Bonds

The Bank’s floating rate corporate bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 11% and 9% of the Bank’s investment portfolio as of September 30, 2018 and December 31, 2017.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At September 30, 2018, with the exception of the $3.8 million private label mortgage backed security, all other mortgage backed securities and collateralized mortgage obligations (“CMOs”) held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac and the Fannie Mae. At September 30, 2018 and December 31, 2017, there were gross unrealized losses of $3.8 million and $1.9 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have other-than-temporary impairment (“OTTI”).

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

Unrealized-Loss Analysis on Debt Securities

Debt securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$129,894	$(1,414)	$105,744	$(1,366)	$235,638	$(2,780)
Mortgage backed securities - residential	56,862	(953)	33,654	(1,204)	90,516	(2,157)
Collateralized mortgage obligations	17,141	(779)	16,563	(825)	33,704	(1,604)
Total available-for-sale debt securities	$203,897	$(3,146)	$155,961	$(3,395)	$359,858	$(6,541)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$209,165	$(499)	$88,415	$(952)	$297,580	$(1,451)
Mortgage backed securities - residential	61,348	(617)	10,192	(256)	71,540	(873)
Collateralized mortgage obligations	30,963	(642)	18,603	(433)	49,566	(1,075)
Total available-for-sale debt securities	$301,476	$(1,758)	$117,210	$(1,641)	$418,686	$(3,399)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,765	$(29)	$5,765	$(29)
Corporate bonds	4,915	(23)	—	—	4,915	(23)
Obligations of state and political subdivisions	105	(1)	345	(13)	450	(14)
Total held-to-maturity debt securities:	$5,020	$(24)	$6,110	$(42)	$11,130	$(66)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$6,390	$(17)	$6,390	$(17)
Corporate bonds	4,997	(3)	—	—	4,997	(3)
Obligations of state and political subdivisions	458	(6)	—	—	458	(6)
Total held-to-maturity debt securities:	$5,455	$(9)	$6,390	$(17)	$11,845	$(26)

At September 30, 2018, the Bank’s security portfolio consisted of 186 securities, 68 of which were in an unrealized loss position.

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

The Bank owns one private label mortgage backed security with a total carrying value of $3.8 million at September 30, 2018. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 9 “Fair Value” in this section of the filing.

Pledged Debt Securities

The following table presents debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law:

(in thousands)	September 30, 2018	December 31, 2017

Carrying amount	$258,670	$262,679
Fair value	258,777	262,902

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

The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$332	$—	$332
Community Reinvestment Act mutual fund	2,500	—	(115)	2,385
Total equity securities with readily determinable fair values	$2,500	$332	$(115)	$2,717

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Total equity securities with readily determinable fair values	$2,500	$473	$(45)	$2,928

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Gains (Losses) Recognized on Equity Securities			Gains (Losses) Recognized on Equity Securities
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(57)	$(57)	$—	$(141)	$(141)
Community Reinvestment Act mutual fund	—	(19)	(19)	—	(70)	(70)
Total equity securities with readily determinable fair value	$—	$(76)	$(76)	$—	$(211)	$(211)

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

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluated the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from held for sale on the balance sheet into the held-for-investment category and revalued these loans accordingly.

The following is a rollforward of consumer loans held for sale and carried at fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$—	$3,235	$2,677	$2,198
Origination of consumer loans held for sale	—	15,066	16,985	46,847
Loans transferred to held for investment	—	—	(2,237)	—
Proceeds from the sale of consumer loans held for sale	—	(15,115)	(17,039)	(45,988)
Net gain (loss) recognized on consumer loans held for sale	—	182	(386)	311
Balance, end of period	$—	$3,368	$—	$3,368

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates balances for both a line-of-credit and a credit-card product. The Bank sells 90% of the balances maintained through these products within two days of transactional activity and retains a 10% interest. The line-of-credit product represents the substantial majority of balances retained as consumer loans held for sale that are carried at the lower of cost or fair value. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing credit-card portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value.  Gains or losses on the sale of RCS products are reported as a component of “Program fees.”

The following is a rollforward of consumer loans held for sale and carried at the lower of cost or market value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$13,684	$2,464	$8,551	$1,310
Origination of consumer loans held for sale	209,462	164,815	565,886	407,997
Loans transferred from held for investment	1,392	—	1,392	—
Proceeds from the sale of consumer loans held for sale	(205,078)	(162,947)	(559,607)	(407,181)
Net gain on sale of consumer loans held for sale	1,577	1,352	4,815	3,558
Balance, end of period	$21,037	$5,684	$21,037	$5,684

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents ending loan balances at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$913,228	$921,565
Owner occupied - correspondent*	99,096	116,792
Nonowner occupied	232,306	205,081
Commercial real estate	1,214,804	1,207,293
Construction & land development	174,043	150,065
Commercial & industrial	387,766	341,692
Lease financing receivables	15,229	16,580
Home equity	332,690	347,655
Consumer:
Credit cards	19,151	16,078
Overdrafts	983	974
Automobile loans	62,179	65,650
Other consumer	38,940	20,501
Total Traditional Banking	3,490,415	3,409,926
Warehouse lines of credit*	560,814	525,572
Total Core Banking	4,051,229	3,935,498

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	292	11,648
Republic Credit Solutions	84,674	66,888
Total Republic Processing Group	84,966	78,536

Total loans**	4,136,195	4,014,034
Allowance for loan and lease losses	(43,824)	(42,769)

Total loans, net	$4,092,371	$3,971,265

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017

Contractually receivable	$4,135,623	$4,014,673
Unearned income(1)	(1,164)	(1,157)
Unamortized premiums(2)	674	1,069
Unaccreted discounts(3)	(3,469)	(4,643)
Net unamortized deferred origination fees and costs(4)	4,531	4,092
Carrying value of loans	$4,136,195	$4,014,034

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased-Credit-Impaired (“PCI”) Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017

Contractually required principal	$4,653	$5,435
Non-accretable amount	(1,593)	(1,691)
Accretable amount	(100)	(140)
Carrying value of loans	$2,960	$3,604

The following table presents a rollforward of the accretable amount on all PCI loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$(100)	$(3,333)	$(140)	$(3,600)
Transfers between non-accretable and accretable*	(168)	(44)	(409)	31
Net accretion into interest income on loans, including loan fees	168	1,684	449	1,876
Balance, end of period	$(100)	$(1,693)	$(100)	$(1,693)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

The following tables present loans by risk category based on the Bank’s internal analyses performed as of September 30, 2018 and December 31, 2017. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

September 30, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$15,067	$13,307	$—	$173	$1,518	$30,065
Owner occupied - correspondent	—	—	386	—	—	—	386
Nonowner occupied	—	582	2,068	—	—	—	2,650
Commercial real estate	1,203,903	5,911	3,851	—	1,139	—	1,214,804
Construction & land development	173,920	—	123	—	—	—	174,043
Commercial & industrial	386,010	1,088	648	—	20	—	387,766
Lease financing receivables	15,229	—	—	—	—	—	15,229
Home equity	—	—	1,482	—	5	103	1,590
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	156	—	—	—	156
Other consumer	—	—	490	—	—	2	492
Total Traditional Banking	1,779,062	22,648	22,511	—	1,337	1,623	1,827,181
Warehouse lines of credit	560,814	—	—	—	—	—	560,814
Total Core Banking	2,339,876	22,648	22,511	—	1,337	1,623	2,387,995

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	298	—	—	—	298
Total Republic Processing Group	—	—	298	—	—	—	298

Total rated loans	$2,339,876	$22,648	$22,809	$—	$1,337	$1,623	$2,388,293

December 31, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$18,054	$12,056	$—	$180	$1,658	$31,948
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	635	1,240	—	248	—	2,123
Commercial real estate	1,197,299	4,824	3,798	—	1,372	—	1,207,293
Construction & land development	149,332	—	733	—	—	—	150,065
Commercial & industrial	341,377	267	21	—	27	—	341,692
Lease financing receivables	16,580	—	—	—	—	—	16,580
Home equity	—	33	1,609	—	6	110	1,758
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	108	—	—	—	108
Other consumer	—	—	571	—	—	3	574
Total Traditional Banking	1,704,588	23,813	20,136	—	1,833	1,771	1,752,141
Warehouse lines of credit	525,572	—	—	—	—	—	525,572
Total Core Banking	2,230,160	23,813	20,136	—	1,833	1,771	2,277,713

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	11,648	—	—	—	—	—	11,648
Republic Credit Solutions	—	—	1,066	—	—	—	1,066
Total Republic Processing Group	11,648	—	1,066	—	—	—	12,714

Total rated loans	$2,241,808	$23,813	$21,202	$—	$1,833	$1,771	$2,290,427

*The above tables exclude all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

The following table presents the activity in the Allowance by portfolio class:

	Allowance Rollforward
	Three Months Ended September 30,
	2018					2017
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,035	$(136)	$(46)	$18	$5,871	$6,740	$(222)	$(52)	$107	$6,573
Owner occupied - correspondent	263	(15)	—	—	248	324	(10)	—	—	314
Nonowner occupied	1,552	42	(1)	—	1,593	1,237	100	—	—	1,337
Commercial real estate	9,815	187	—	1	10,003	8,368	325	—	77	8,770
Construction & land development	2,825	(160)	—	3	2,668	2,508	(435)	—	3	2,076
Commercial & industrial	2,318	281	(75)	4	2,528	1,682	388	(152)	12	1,930
Lease financing receivables	160	—	—	—	160	151	11	—	—	162
Home equity	3,658	(81)	(14)	59	3,622	3,787	14	(4)	51	3,848
Consumer:
Credit cards	805	148	(94)	9	868	588	50	(38)	6	606
Overdrafts	878	372	(332)	65	983	806	311	(276)	51	892
Automobile loans	664	110	(7)	2	769	640	40	(12)	1	669
Other consumer	776	(52)	(102)	70	692	918	111	(155)	67	941
Total Traditional Banking	29,749	696	(671)	231	30,005	27,749	683	(689)	375	28,118
Warehouse lines of credit	1,585	(183)	—	—	1,402	1,502	(74)	—	—	1,428
Total Core Banking	31,334	513	(671)	231	31,407	29,251	609	(689)	375	29,546

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	(1,036)	—	1,036	—	—	(840)	—	840	—
Other TRS loans	67	8	—	—	75	—	—	—	—	—
Republic Credit Solutions	13,646	4,592	(6,204)	308	12,342	8,647	4,452	(2,680)	226	10,645
Total Republic Processing Group	13,713	3,564	(6,204)	1,344	12,417	8,647	3,612	(2,680)	1,066	10,645

Total	$45,047	$4,077	$(6,875)	$1,575	$43,824	$37,898	$4,221	$(3,369)	$1,441	$40,191

	Allowance Rollforward
	Nine Months Ended September 30,
	2018					2017
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,182	$(443)	$(85)	$217	$5,871	$7,158	$(653)	$(163)	$231	$6,573
Owner occupied - correspondent	292	(44)	—	—	248	373	(59)	—	—	314
Nonowner occupied	1,396	491	(320)	26	1,593	1,139	212	(14)	—	1,337
Commercial real estate	9,043	831	—	129	10,003	8,078	577	—	115	8,770
Construction & land development	2,364	274	—	30	2,668	1,850	222	—	4	2,076
Commercial & industrial	2,198	491	(200)	39	2,528	1,511	537	(152)	34	1,930
Lease financing receivables	174	(14)	—	—	160	136	26	—	—	162
Home equity	3,754	(372)	(48)	288	3,622	3,757	62	(99)	128	3,848
Consumer:
Credit cards	607	507	(282)	36	868	490	181	(86)	21	606
Overdrafts	974	685	(891)	215	983	675	731	(687)	173	892
Automobile loans	687	90	(11)	3	769	526	160	(19)	2	669
Other consumer	1,162	(338)	(358)	226	692	771	615	(691)	246	941
Total Traditional Banking	28,833	2,158	(2,195)	1,209	30,005	26,464	2,611	(1,911)	954	28,118
Warehouse lines of credit	1,314	88	—	—	1,402	1,464	(36)	—	—	1,428
Total Core Banking	30,147	2,246	(2,195)	1,209	31,407	27,928	2,575	(1,911)	954	29,546

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	11,360	(12,478)	1,118	—	—	7,041	(8,123)	1,082	—
Other TRS loans	12	113	(55)	5	75	25	(278)	—	253	—
Republic Credit Solutions	12,610	12,545	(13,669)	856	12,342	4,967	12,295	(7,216)	599	10,645
Total Republic Processing Group	12,622	24,018	(26,202)	1,979	12,417	4,992	19,058	(15,339)	1,934	10,645

Total	$42,769	$26,264	$(28,397)	$3,188	$43,824	$32,920	$21,633	$(17,250)	$2,888	$40,191

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	September 30, 2018	December 31, 2017

Loans on nonaccrual status*	$17,015	$14,118
Loans past due 90-days-or-more and still on accrual**	254	956
Total nonperforming loans	17,269	15,074
Other real estate owned	70	115
Total nonperforming assets	$17,339	$15,189

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.42%	0.38%
Nonperforming assets to total loans (including OREO)	0.42	0.38
Nonperforming assets to total assets	0.33	0.30

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.42%	0.36%
Nonperforming assets to total loans (including OREO)	0.42	0.36
Nonperforming assets to total assets	0.33	0.28

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$11,208	$9,230	$—	$—
Owner occupied - correspondent	386	—	—	—
Nonowner occupied	681	257	—	—
Commercial real estate	3,165	3,247	—	—
Construction & land development	55	67	—	—
Commercial & industrial	629	—	—	—
Lease financing receivables	—	—	—	—
Home equity	769	1,217	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	98	68	—	—
Other consumer	24	32	5	19
Total Traditional Banking	17,015	14,118	5	19
Warehouse lines of credit	—	—	—	—
Total Core Banking	17,015	14,118	5	19

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	249	937
Total Republic Processing Group	—	—	249	937

Total	$17,015	$14,118	$254	$956

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2018	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,182	$2,161	$3,121	$7,464	$905,764	$913,228
Owner occupied - correspondent	—	—	—	—	99,096	99,096
Nonowner occupied	29	501	73	603	231,703	232,306
Commercial real estate	225	—	1,217	1,442	1,213,362	1,214,804
Construction & land development	332	—	—	332	173,711	174,043
Commercial & industrial	28	—	—	28	387,738	387,766
Lease financing receivables				—	15,229	15,229
Home equity	1,010	229	180	1,419	331,271	332,690
Consumer:
Credit cards	62	81	—	143	19,008	19,151
Overdrafts	251	7	1	259	724	983
Automobile loans	31	—	61	92	62,087	62,179
Other consumer	44	8	6	58	38,882	38,940
Total Traditional Banking	4,194	2,987	4,659	11,840	3,478,575	3,490,415
Warehouse lines of credit	—	—	—	—	560,814	560,814
Total Core Banking	4,194	2,987	4,659	11,840	4,039,389	4,051,229

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	292	292
Republic Credit Solutions	4,703	1,034	249	5,986	78,688	84,674
Total Republic Processing Group	4,703	1,034	249	5,986	78,980	84,966

Total	$8,897	$4,021	$4,908	$17,826	$4,118,369	$4,136,195
Delinquency ratio***	0.22%	0.10%	0.12%	0.43%

*All loans past due 90-days-or-more, excluding smaller-balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,559	$1,166	$1,057	$4,782	$916,783	$921,565
Owner occupied - correspondent	—	—	—	—	116,792	116,792
Nonowner occupied	47	—	99	146	204,935	205,081
Commercial real estate	398	—	1,329	1,727	1,205,566	1,207,293
Construction & land development	67	—	—	67	149,998	150,065
Commercial & industrial	15	—	—	15	341,677	341,692
Lease financing receivables	—	—	—	—	16,580	16,580
Home equity	723	50	448	1,221	346,434	347,655
Consumer:
Credit cards	34	40	—	74	16,004	16,078
Overdrafts	230	3	—	233	741	974
Automobile loans	36	—	24	60	65,590	65,650
Other consumer	93	21	21	135	20,366	20,501
Total Traditional Banking	4,202	1,280	2,978	8,460	3,401,466	3,409,926
Warehouse lines of credit	—	—	—	—	525,572	525,572
Total Core Banking	4,202	1,280	2,978	8,460	3,927,038	3,935,498

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	11,648	11,648
Republic Credit Solutions	3,631	1,073	937	5,641	61,247	66,888
Total Republic Processing Group	3,631	1,073	937	5,641	72,895	78,536

Total	$7,833	$2,353	$3,915	$14,101	$3,999,933	$4,014,034
Delinquency ratio***	0.20%	0.06%	0.10%	0.35%

*All loans past due 90-days-or-more, excluding smaller-balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2018	December 31, 2017

Loans with no allocated Allowance	$20,134	$18,540
Loans with allocated Allowance	25,104	27,076
Total recorded investment in impaired loans	$45,238	$45,616

Amount of the allocated Allowance	$4,049	$4,685

Approximately $3 million and $4 million of impaired loans at September 30, 2018 and December 31, 2017 were PCI loans. Approximately $2 million and $2 million of impaired loans at September 30, 2018 and December 31, 2017 were formerly PCI loans that became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2018 and December 31, 2017:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
September 30, 2018	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,277	$3,411	$183	$5,871	$26,991	$884,547	$1,690	$—	$913,228	0.64%
Owner occupied - correspondent	—	248	—	248	386	98,710	—	—	99,096	0.25
Nonowner occupied	8	1,585	—	1,593	2,592	229,714	—	—	232,306	0.69
Commercial real estate	374	9,618	11	10,003	9,006	1,204,659	1,137	2	1,214,804	0.82
Construction & land development	62	2,606	—	2,668	123	173,920	—	—	174,043	1.53
Commercial & industrial	20	2,508	—	2,528	1,048	386,698	—	20	387,766	0.65
Lease financing receivables	—	160	—	160	—	15,229	—	—	15,229	1.05
Home equity	402	3,116	104	3,622	1,482	331,100	108	—	332,690	1.09
Consumer:
Credit cards	—	868	—	868	—	19,151	—	—	19,151	4.53
Overdrafts	—	983	—	983	—	983	—	—	983	100.00
Automobile loans	156	613	—	769	156	62,023	—	—	62,179	1.24
Other consumer	431	258	3	692	468	38,469	3	—	38,940	1.78
Total Traditional Banking	3,730	25,974	301	30,005	42,252	3,445,203	2,938	22	3,490,415	0.86
Warehouse lines of credit	—	1,402	—	1,402	—	560,814	—	—	560,814	0.25
Total Core Banking	3,730	27,376	301	31,407	42,252	4,006,017	2,938	22	4,051,229	0.78

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	75	—	75	—	292	—	—	292	25.68
Republic Credit Solutions	18	12,324	—	12,342	48	84,626	—	—	84,674	14.58
Total Republic Processing Group	18	12,399	—	12,417	48	84,918	—	—	84,966	14.61
Total	$3,748	$39,775	$301	$43,824	$42,300	$4,090,935	$2,938	$22	$4,136,195	1.06%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2017	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,361	$3,501	$320	$6,182	$27,605	$892,122	$1,838	$—	$921,565	0.67%
Owner occupied - correspondent	—	292	—	292	—	116,792	—	—	116,792	0.25
Nonowner occupied	4	1,390	2	1,396	1,814	203,019	248	—	205,081	0.68
Commercial real estate	407	8,588	48	9,043	9,185	1,196,736	1,369	3	1,207,293	0.75
Construction & land development	107	2,257	—	2,364	733	149,332	—	—	150,065	1.58
Commercial & industrial	288	1,910	—	2,198	308	341,357	—	27	341,692	0.64
Lease financing receivables	—	174	—	174	—	16,580	—	—	16,580	1.05
Home equity	425	3,218	111	3,754	1,609	345,930	115	1	347,655	1.08
Consumer:
Credit cards	—	607	—	607	—	16,078	—	—	16,078	3.78
Overdrafts	—	974	—	974	—	974	—	—	974	100.00
Automobile loans	32	655	—	687	108	65,542	—	—	65,650	1.05
Other consumer	528	631	3	1,162	552	19,946	3	—	20,501	5.67
Total Traditional Banking	4,152	24,197	484	28,833	41,914	3,364,408	3,573	31	3,409,926	0.85
Warehouse lines of credit	—	1,314	—	1,314	—	525,572	—	—	525,572	0.25
Total Core Banking	4,152	25,511	484	30,147	41,914	3,889,980	3,573	31	3,935,498	0.77

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	12	—	12	—	11,648	—	—	11,648	0.10
Republic Credit Solutions	49	12,561	—	12,610	129	66,759	—	—	66,888	18.85
Total Republic Processing Group	49	12,573	—	12,622	129	78,407	—	—	78,536	16.07
Total	$4,201	$38,084	$484	$42,769	$42,043	$3,968,387	$3,573	$31	$4,014,034	1.07%

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018			September 30, 2018
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,013	$10,428	$—	$11,098	$55	$—	$10,839	$165	$—
Owner occupied - correspondent	386	386	—	388	—	—	290	—	—
Nonowner occupied	2,874	2,495	—	2,572	22	—	2,399	65	—
Commercial real estate	6,388	5,314	—	5,489	31	—	4,996	88	—
Construction & land development	—	—	—	—	—	—	267	—	—
Commercial & industrial	1,136	1,028	—	852	7	—	609	23	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	461	444	—	589	2	—	708	6	—
Consumer	39	39	—	55	1	—	47	2	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	18,315	18,253	2,460	18,094	152	—	18,467	448	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	108	97	8	83	1	—	211	3	—
Commercial real estate	4,829	4,829	385	5,368	53	—	5,922	160	—
Construction & land development	123	123	62	126	1	—	132	2	—
Commercial & industrial	20	20	20	64	—	—	126	1	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,147	1,146	506	1,134	10	—	968	29	—
Consumer	636	636	608	648	6	—	684	18	—
Total impaired loans	$47,475	$45,238	$4,049	$46,560	$341	$—	$46,665	$1,010	$—

	As of			Three Months Ended			Nine Months Ended
	December 31, 2017			September 30, 2017			September 30, 2017
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,664	$10,789	$—	$11,166	$39	$—	$11,713	$117	$—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	1,784	1,704	—	1,494	23	—	1,444	62	—
Commercial real estate	5,504	4,430	—	5,127	19	—	5,140	58	—
Construction & land development	591	591	—	597	7	—	537	22	—
Commercial & industrial	20	20	—	195	—	—	128	1	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,071	981	—	1,213	2	—	1,281	10	—
Consumer	25	25	—	92	2	—	67	5	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	18,676	18,654	2,681	20,682	177	—	20,943	529	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	361	358	6	410	5	—	450	15	—
Commercial real estate	6,124	6,124	455	4,895	66	—	5,819	196	—
Construction & land development	142	142	107	149	1	—	275	3	—
Commercial & industrial	288	288	288	230	2	—	308	7	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	743	743	536	834	—	—	820	11	—
Consumer	767	767	612	349	2	—	206	8	—
Total impaired loans	$47,760	$45,616	$4,685	$47,433	$345	$—	$49,131	$1,044	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2018 and December 31, 2017, $10 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	64	$7,538	163	$17,848	227	$25,386
Commercial real estate	3	1,262	14	6,392	17	7,654
Construction & land development	1	54	1	68	2	122
Commercial & industrial	2	629	3	410	5	1,039
Consumer	1	41	281	471	282	512
Total troubled debt restructurings	71	$9,524	462	$25,189	533	$34,713

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	62	$4,926	183	$20,189	245	$25,115
Commercial real estate	2	1,366	14	6,499	16	7,865
Construction & land development	1	67	3	666	4	733
Commercial & industrial	—	—	2	287	2	287
Consumer	—	—	830	637	830	637
Total troubled debt restructurings	65	$6,359	1,032	$28,278	1,097	$34,637

The Bank considers a TDR to be performing to its modified terms if the loan is not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2018 and December 31, 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$1,200	1	$1,200
Rate reduction	148	16,594	16	2,188	164	18,782
Principal deferral	10	1,248	5	2,181	15	3,429
Legal modification	38	1,651	9	324	47	1,975
Total residential TDRs	196	19,493	31	5,893	227	25,386

Commercial related and construction/land development loans:
Interest only payments	2	768	—	—	2	768
Rate reduction	8	3,076	—	—	8	3,076
Principal deferral	14	4,971	—	—	14	4,971
Total commercial TDRs	24	8,815	—	—	24	8,815

Consumer loans:
Rate reduction	1	16	—	—	1	16
Principal deferral	279	436	—	—	279	436
Legal modification	—	—	2	60	2	60
Total consumer TDRs	280	452	2	60	282	512

Total troubled debt restructurings	500	$28,760	33	$5,953	533	$34,713

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$463	—	$—	2	$463
Rate reduction	161	18,777	17	1,902	178	20,679
Principal deferral	14	1,455	2	121	16	1,576
Legal modification	42	1,997	7	400	49	2,397
Total residential TDRs	219	22,692	26	2,423	245	25,115

Commercial related and construction/land development loans:
Interest only payments	3	837	—	—	3	837
Rate reduction	7	3,185	1	79	8	3,264
Principal deferral	9	3,430	2	1,354	11	4,784
Total commercial TDRs	19	7,452	3	1,433	22	8,885

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total troubled debt restructurings	1,068	$30,781	29	$3,856	1,097	$34,637

As of September 30, 2018 and December 31, 2017, 83% and 89% of the Bank’s TDRs were performing according to their modified terms. The Bank provided $3 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of September 30, 2018 and December 31, 2017. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at September 30, 2018 or December 31, 2017.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2018 and 2017 that were modified during the three months ended September 30, 2018 and 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Legal modification	—	$—	1	$18	1	$18
Total residential TDRs	—	—	1	18	1	18

Commercial related and construction/land development loans:
Principal deferral	2	433	—	1	2	434
Total commercial TDRs	2	433	—	1	2	434

Consumer loans:
Legal modification	—	—	2	60	2	60
Total consumer TDRs	—	—	2	60	2	60

Total troubled debt restructurings	2	$433	3	$79	5	$512

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Principal deferral	7	$701	—	$—	7	$701
Legal modification	6	337	1	131	7	468
Total residential TDRs	13	1,038	1	131	14	1,169

Commercial related and construction/land development loans:
Principal deferral	1	242	—	—	1	242
Total commercial TDRs	1	242	—	—	1	242

Total troubled debt restructurings	14	$1,280	1	$131	15	$1,411

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2018 and 2017, 85% and 91% of the Bank’s TDRs that occurred during the third quarters of 2018 and 2017 were performing according to their modified terms. The Bank provided approximately $78,000 and $155,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the third quarters of 2018 and 2017.

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2018 and 2017.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2018 and 2017 that were modified during the nine months ended September 30, 2018 and 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$1,200	1	$1,200
Rate reduction	1	386	1	85	2	471
Principal deferral	1	15	3	2,151	4	2,166
Legal modification	6	90	3	190	9	280
Total residential TDRs	8	491	8	3,626	16	4,117

Commercial related and construction/land development loans:
Principal deferral	5	1,071	—	—	5	1,071
Total commercial TDRs	5	1,071	—	—	5	1,071

Consumer loans:
Principal deferral	1	54	—	—	1	54
Legal modification	—	—	2	60	2	60
Total consumer TDRs	1	54	2	60	3	114

Total troubled debt restructurings	14	$1,616	10	$3,686	24	$5,302

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Rate reduction	1	$220	—	$—	1	$220
Principal deferral	9	1,506	—	—	9	1,506
Legal modification	6	337	1	131	7	468
Total residential TDRs	16	2,063	1	131	17	2,194
Commercial related and construction/land development loans:
Principal deferral	1	242	—	—	1	242
Total commercial TDRs	1	242	—	—	1	242

Total troubled debt restructurings	17	$2,305	1	$131	18	$2,436

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2018 and 2017, 30% and 95% of the Bank’s TDRs that occurred during the first nine months of 2018 and 2017 were performing according to their modified terms. The Bank provided approximately $577,000 and $186,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first nine months of 2018 and 2017.

There was no significant change between the pre and post modification loan balances for the nine months ending September 30, 2018 and 2017.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of September 30, 2018 and 2017 and for which there was a payment default during the three and/or nine months ended September 30, 2018 and 2017.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	6	$3,386	1	$131	7	$3,552	1	$131
Home equity	1	74	—	—	1	74	—	—
Consumer	2	60	—	—	2	60	—	—

Total	9	$3,520	1	$131	10	$3,686	1	$131

Foreclosures

The following table presents the carrying amount of foreclosed properties held at September 30, 2018 and December 31, 2017 as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2018	December 31, 2017

Residential real estate	$70	$115

Total other real estate owned	$70	$115

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$4,561	$1,392

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2018 and 2017. The Company based its estimated provision for EA losses on current year EA delinquency information and prior year IRS funding patterns. Each year, all unpaid EAs are charged-off by the end of the second quarter.

Information regarding EAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Easy Advances originated	$—	$—	$430,210	$328,523
Net Charge (Credit) to the Provision for Easy Advances	(1,036)	(840)	11,360	7,041
Provision to total Easy Advances originated	NA	NA	2.64%	2.14%
Easy Advances net charge-offs	$(1,036)	$(840)	$11,360	$7,041
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	2.64%	2.14%

NA - Not applicable

5. DEPOSITS

The following table presents ending deposit balances at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017

Core Bank:
Demand	$932,474	$944,812
Money market accounts	662,122	546,998
Savings	191,619	182,800
Individual retirement accounts(1)	52,447	47,982
Time deposits, $250 and over(1)	81,197	77,891
Other certificates of deposit(1)	229,074	189,661
Reciprocal money market and time deposits(1)(2)	292,103	373,242
Brokered deposits(1)	21,770	46,089
Total Core Bank interest-bearing deposits	2,462,806	2,409,475
Total Core Bank noninterest-bearing deposits	1,056,916	988,537
Total Core Bank deposits	3,519,722	3,398,012

Republic Processing Group ("RPG"):
Money market accounts	418	1,641
Total RPG interest-bearing deposits	418	1,641

Brokered prepaid card deposits	4,207	1,509
Other noninterest-bearing deposits	42,338	31,996
Total RPG noninterest-bearing deposits	46,545	33,505
Total RPG deposits	46,963	35,146

Total deposits	$3,566,685	$3,433,158

(1)	Represents a time deposit.
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

At September 30, 2018 and December 31, 2017, all securities sold under agreements to repurchase had overnight maturities. The following tables present additional information regarding securities sold under agreements to repurchase:

(dollars in thousands)	September 30, 2018	December 31, 2017

Outstanding balance at end of period	$163,768	$204,021
Weighted average interest rate at end of period	0.74%	0.31%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$169,179	$71,824
Mortgage backed securities - residential	35,080	83,452
Collateralized mortgage obligations	22,506	84,693
Total securities pledged	$226,765	$239,969

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017

Average outstanding balance during the period	$213,195	$208,160	$216,070	$202,018
Average interest rate during the period	0.59%	0.31%	0.46%	0.22%
Maximum outstanding at any month end during the period	$163,768	$173,311	$215,281	$183,709

7. FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2018 and December 31, 2017, FHLB advances were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017

Overnight advances	$395,000	$330,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	310,000	397,500
Total FHLB advances	$715,000	$737,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2018 and December 31, 2017, Republic had available borrowing capacity of $347 million and $347 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

Remainder of 2018 (Overnight)	$395,000	2.21%
Remainder of 2018 (Term)	40,000	1.94
2019	100,000	1.80
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	10,000	2.14
Thereafter	—	—
Total	$715,000	2.05%

Due to their short term, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

(dollars in thousands)	September 30, 2018	December 31, 2017

Outstanding balance at end of period	$395,000	$330,000
Weighted average interest rate at end of period	2.21%	1.42%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017

Average outstanding balance during the period	$229,185	$224,402	$200,421	$149,707
Average interest rate during the period	2.02%	1.17%	1.84%	1.03%
Maximum outstanding at any month end during the period	$395,000	$350,000	$560,000	$625,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2018	December 31, 2017

First lien, single family residential real estate	$1,128,563	$1,123,402
Home equity lines of credit	310,561	320,649

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2018	December 31, 2017

Unused warehouse lines of credit	$451,686	$525,328
Unused home equity lines of credit	380,320	367,887
Unused loan commitments - other	641,978	598,002
Standby letters of credit	6,813	12,643
FHLB letter of credit	10,000	10,000
Total commitments	$1,490,797	$1,513,860

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at September 30, 2018. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluate the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from held for sale on the balance sheet into the held for investment category and revalued these loans accordingly.

Through the first quarter of 2018, the fair value for these loans was based on contractual sales terms, which are classified as Level 3 inputs. As of September 30, 2018, the fair value of these loans was based on the discounted cash flows of the underlying loans, which are also classified as Level 3 inputs.

From the fourth quarter of 2015 through the first quarter of 2018, the Bank continued to pilot a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to its third-party marketer/servicer and retained the remaining 10% interest. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of the product to potential new clients, as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest with a book value of $3.5 million into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value of $1.5 million.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at September 30, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$235,638	$—	$235,638
Private label mortgage backed security	—	—	3,849	3,849
Mortgage backed securities - residential	—	115,942	—	115,942
Collateralized mortgage obligations	—	75,365	—	75,365
Corporate bonds	—	10,080	—	10,080
Trust preferred security	—	—	4,250	4,250
Total available-for-sale debt securities	$—	$437,025	$8,099	$445,124

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$332	$—	$332
Community Reinvestment Act mutual fund	2,385	—	—	2,385
Total equity securities with readily determinable fair value	$2,385	$332	$—	$2,717

Mortgage loans held for sale	$—	$7,862	$—	$7,862
Consumer loans held for investment	—	—	2,097	2,097
Rate lock loan commitments	—	348	—	348
Mandatory forward contracts	—	113	—	113
Interest rate swap agreements	—	2,658	—	2,658

Financial liabilities:
Interest rate swap agreements	—	2,383	—	2,383

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$307,592	$—	$307,592
Private label mortgage backed security	—	—	4,449	4,449
Mortgage backed securities - residential	—	106,374	—	106,374
Collateralized mortgage obligations	—	87,163	—	87,163
Corporate bonds	—	15,125	—	15,125
Trust preferred security	—	—	3,600	3,600
Total available-for-sale debt securities	$—	$516,254	$8,049	$524,303

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Total equity securities with readily determinable fair value	$2,455	$473	$—	$2,928

Mortgage loans held for sale	$—	$5,761	$—	$5,761
Consumer loans held for sale	—	—	2,677	2,677
Rate lock loan commitments	—	310	—	310
Interest rate swap agreements	—	312	—	312

Financial liabilities:
Mandatory forward contracts	$—	$9	$—	$9
Interest rate swap agreements	—	403	—	403

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2018 and 2017.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$3,926	$4,540	$4,449	$4,777
Total gains or losses included in earnings:
Net change in unrealized gain	(2)	90	(19)	244
Recovery of actual losses previously recorded	39	—	114	—
Principal paydowns	(114)	(55)	(695)	(446)
Balance, end of period	$3,849	$4,575	$3,849	$4,575

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

.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
September 30, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,849	Discounted cash flow	(1) Constant prepayment rate	2.0% - 9.0%

			(2) Probability of default	1.8% - 4.0%

			(3) Loss severity	50% - 85%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,449	Discounted cash flow	(1) Constant prepayment rate	3.5% - 6.5%

			(2) Probability of default	1.8% - 8.0%

			(3) Loss severity	60% - 85%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$4,150	$3,453	$3,600	$3,200
Total gains or losses included in earnings:
Discount accretion	10	11	30	33
Net change in unrealized gain	90	36	620	267
Balance, end of period	$4,250	$3,500	$4,250	$3,500

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, and December 31, 2017, the aggregate fair value, contractual balance, and unrealized gain was as follows:

(in thousands)	September 30, 2018	December 31, 2017

Aggregate fair value	$7,862	$5,761
Contractual balance	7,736	5,668
Unrealized gain	126	93

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2018 and 2017 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Interest income	$133	$102	$308	$255
Change in fair value	(110)	(102)	33	9
Total included in earnings	$23	$—	$341	$264

Consumer Loans Held for Investment/Sale

Prior to the second quarter of 2018, all consumer installment loans originated through RCS were originated with the intent to sale and carried at fair value. During the second quarter of 2018, approximately $2 million of these loans were transferred from the held for sale category into the held for investment category and recorded at their fair market value as of the date of transfer. Interest income for these loans is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2018 and December 31, 2017.

A reconciliation of the Company’s consumer loans measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017 is included in Footnote 3 of this section of the filing.

Prior to the second quarter of 2018, the significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the net contractual premiums and level of loans sold at a discount price. As of September 30, 2018, the significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the constant prepayment rate, probability of default, and loss severity for these loans under a discounted-cash-flow model. Significant fluctuations in any of these inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for consumer loans as of September 30, 2018 and December 31, 2017:

	Fair	Valuation
September 30, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$2,097	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	45.0%

			(3) Loss severity	11.5%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,677	Contractual Sales Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of September 30, 2018 and December 31, 2017, the aggregate fair value, contractual balance, and unrealized (loss) gain on consumer loans held for investment/sale, at fair value, were as follows:

(in thousands)	September 30, 2018	December 31, 2017

Aggregate fair value	$2,097	$2,677
Contractual balance	2,361	2,535
Unrealized (loss) gain	(264)	142

The total amount of net (losses) gains from changes in fair value included in earnings for the three and nine months ended September 30, 2018 and 2017 for consumer loans held for investment/sale, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Interest income	$130	$240	$457	$748
Change in fair value	21	7	(406)	65
Total included in earnings	$151	$247	$51	$813

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Consumer loans held for sale	$—	$—	$1,519	$1,519

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,040	$4,040
Nonowner occupied	—	—	1,083	1,083
Commercial real estate	—	—	1,230	1,230
Commercial & industrial	—	—	666	666
Home equity	—	—	51	51
Total impaired loans*	$—	$—	$7,070	$7,070

Premises	$—	$—	$2,607	$2,607

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,107	$4,107
Nonowner occupied	—	—	237	237
Commercial real estate	—	—	1,366	1,366
Home equity	—	—	393	393
Total impaired loans*	$—	$—	$6,103	$6,103

Other real estate owned:
Residential real estate	$—	$—	$83	$83
Total other real estate owned	$—	$—	$83	$83

Premises	$—	$—	$3,017	$3,017

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Consumer loans held for sale	$1,519	Sales comparison approach	Adjustments determined for differences between comparable sales	6% (6%)

Impaired loans - residential real estate owner occupied	$4,040	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 77% (13%)

Impaired loans - residential real estate nonowner occupied	$1,083	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (14%)

Impaired loans - commercial real estate	$70	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,160	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$666	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$51	Sales comparison approach	Adjustments determined for differences between comparable sales	5% - 53% (42%)

Premises	$2,607	Sales comparison approach	Adjustments determined for differences between comparable sales	21% - 71% (32%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 54% (10%)

Impaired loans - residential real estate nonowner occupied	$237	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 8% (5%)

Impaired loans - commercial real estate	$79	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,287	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$393	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 23% (15%)

Other real estate owned - residential real estate	$83	Sales comparison approach	Adjustments determined for differences between comparable sales	86% (86%)

Premises	$3,017	Sales comparison approach	Adjustments determined for differences between comparable sales	4% - 67% (21%)

Consumer Loans Held for Sale

From the fourth quarter of 2015 through the first quarter of 2018, the Bank continued to pilot a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to its third-party marketer/servicer and retained the remaining 10% interest. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of the product to potential new clients, as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest with a book value of $3.5 million into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value of $1.5 million.

Details of consumer loans held for sale follow:

(in thousands)	September 30, 2018	December 31, 2017

Carrying amount of loans measured at fair value	$3,592	$—
Estimated discount for loan losses	(2,073)	—
Total fair value	$1,519	$—

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

Impaired collateral-dependent loans are as follows:

(in thousands)	September 30, 2018	December 31, 2017

Carrying amount of loans measured at fair value	$6,771	$5,358
Estimated selling costs considered in carrying amount	709	752
Valuation allowance	(410)	(7)
Total fair value	$7,070	$6,103

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Provisions on collateral-dependent, impaired loans	$117	$59	$901	$281

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

Details of other real estate owned carrying value and write downs follow:

(in thousands)	September 30, 2018	December 31, 2017

Other real estate owned carried at fair value	$—	$83
Other real estate owned carried at cost	70	32
Total carrying value of other real estate owned	$70	$115

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Other real estate owned write-downs during the period	$—	$76	$—	$155

Premises

The Company’s Traditional Banking segment classified four of its former banking centers as held for sale as of September 30, 2018 and December 31, 2017. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to these properties were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Impairment charges on premises	$126	$965	$356	$1,082

The carrying amounts and estimated exit-price fair values of financial instruments at September 30, 2018 and December 31, 2017 follow:

		Fair Value Measurements at
		September 30, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$365,512	$365,512	$—	$—	$365,512
Available-for-sale debt securities	445,124	—	437,025	8,099	445,124
Held-to-maturity debt securities	65,925	—	66,667	—	66,667
Equity securities with readily determinable fair values	2,717	2,385	332	—	2,717
Mortgage loans held for sale, at fair value	7,862	—	7,862	—	7,862
Consumer loans held for sale, at the lower of cost or fair value	21,037	—	21,037	—	21,037
Loans, net	4,092,371	—	—	4,035,387	4,035,387
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	13,696	—	13,696	—	13,696
Rate lock loan commitments	348	—	348	—	348
Community Reinvestment Act mutual fund	113	—	113	—	113
Interest rate swap agreements	2,658	—	2,658	—	2,658

Liabilities:
Noninterest-bearing deposits	$1,103,461	—	$1,103,461	—	$1,103,461
Transaction deposits	2,051,907	—	2,051,907	—	2,051,907
Time deposits	411,317	—	404,562	—	404,562
Securities sold under agreements to repurchase and other short-term borrowings	163,768	—	163,768	—	163,768
Federal Home Loan Bank advances	715,000	—	707,306	—	707,306
Subordinated note	41,240	—	31,832	—	31,832
Accrued interest payable	1,106	—	1,106	—	1,106
Interest rate swap agreements	2,383	—	2,383	—	2,383

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

NA - Not applicable

10. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

The following table presents activity for mortgage loans held for sale, at fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$12,653	$6,057	$5,761	$11,662
Origination of mortgage loans held for sale	49,149	43,489	133,273	119,265
Proceeds from the sale of mortgage loans held for sale	(55,063)	(46,428)	(134,157)	(130,065)
Net gain on sale of mortgage loans held for sale	1,123	965	2,985	3,221
Balance, end of period	$7,862	$4,083	$7,862	$4,083

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Net gain realized on sale of mortgage loans held for sale	$1,093	$1,161	$2,791	$3,275
Net change in fair value recognized on loans held for sale	(110)	(102)	33	9
Net change in fair value recognized on rate lock loan commitments	(84)	(98)	38	185
Net change in fair value recognized on forward contracts	224	4	123	(248)
Net gain recognized	1,123	965	2,985	3,221

Loan servicing income	598	527	1,803	1,590
Amortization of mortgage servicing rights	(361)	(390)	(1,092)	(1,104)
Net servicing income recognized	237	137	711	486
Total Mortgage Banking income	$1,360	$1,102	$3,696	$3,707

The following table presents activity for capitalized mortgage servicing rights:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$4,915	$5,158	$5,044	$5,180
Additions	372	360	974	1,052
Amortized to expense	(361)	(390)	(1,092)	(1,104)
Balance, end of period	$4,926	$5,128	$4,926	$5,128

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and nine months ended September 30, 2018 and 2017.

The following table presents other information for mortgage servicing rights:

(in thousands)	September 30, 2018	December 31, 2017

Fair value of mortgage servicing rights portfolio	$9,666	$7,984
Monthly weighted average prepayment rate of unpaid principal balance*	167%	200%
Discount rate	10%	10%
Weighted average default rate	4%	3.75%
Weighted average life in years	6.15	5.49

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2018		December 31, 2017
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$7,736	$7,862	$5,668	$5,761

Included in other assets:
Rate lock loan commitments	$21,225	$348	$14,696	$310
Mandatory forward contracts	22,989	113	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$17,159	$9

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

The following table reflects information about swaps designated as cash flow hedges as of September 30, 2018 and December 31, 2017:

					September 30, 2018		December 31, 2017
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$139	$110	$(60)	$(25)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	136	107	(31)	(48)
Total	$20,000				$275	$217	$(91)	$(73)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Interest rate swap on money market deposits	$(1)	$27	$22	$87
Interest rate swap on FHLB advance	2	24	14	88
Total interest expense on swap transactions	$1	$51	$36	$175

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Gains (losses) recognized in OCI on derivative (effective portion)	$54	$9	$330	$(67)

Losses reclassified from OCI on derivative (effective portion)	(1)	(51)	(36)	(175)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of the existing losses reported in AOCI at September 30, 2018 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

The following table presents a summary of the Bank’s interest rate swaps related to clients as of September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$12,654	$192	$48,942	$312
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	60,132	(2,383)	12,477	(228)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$72,786	$(2,191)	$61,419	$84

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	72,786	2,191	61,419	(84)
Total		$145,572	$—	$122,838	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $1.5 million at December 31, 2017, with no collateral pledged as of September 30, 2018.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net income	$17,411	$10,706	$60,546	$40,794
Dividends declared on Common Stock:
Class A Shares	(4,517)	(4,096)	(13,552)	(12,082)
Class B Shares	(487)	(448)	(1,468)	(1,324)
Undistributed net income for basic earnings per share	12,407	6,162	45,526	27,388
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(38)	(18)	(103)	(51)
Undistributed net income for diluted earnings per share	$12,369	$6,144	$45,423	$27,337

Weighted average shares outstanding:
Class A Shares	18,748	18,885	18,722	18,678
Class B Shares	2,214	2,268	2,228	2,243
Effect of dilutive securities on Class A Shares outstanding	158	83	143	79
Weighted average shares outstanding including dilutive securities	21,120	21,236	21,093	21,000

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.24	$0.22	$0.73	$0.65
Undistributed earnings per share*	0.60	0.29	2.19	1.32
Total basic earnings per share - Class A Common Stock	$0.84	$0.51	$2.92	$1.97

Class B Common Stock
Per share dividends distributed	$0.22	$0.20	$0.66	$0.59
Undistributed earnings per share*	0.54	0.27	1.99	1.20
Total basic earnings per share - Class B Common Stock	$0.76	$0.47	$2.65	$1.79

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.24	$0.22	$0.73	$0.65
Undistributed earnings per share*	0.59	0.29	2.17	1.31
Total diluted earnings per share - Class A Common Stock	$0.83	$0.51	$2.90	$1.96

Class B Common Stock:
Per share dividends distributed	$0.22	$0.20	$0.66	$0.59
Undistributed earnings per share*	0.54	0.27	1.98	1.19
Total diluted earnings per share - Class B Common Stock	$0.76	$0.47	$2.64	$1.78

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

The following table presents stock options excluded from the detailed earnings per share calculation because their impact was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Antidilutive stock options	161,000	4,500	161,000	4,500
Average antidilutive stock options	29,033	3,833	9,811	1,667

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Risk-free interest rate	3.00%	NA	3.00%	2.07%
Expected dividend yield	2.01%	NA	2.01%	2.41%
Expected stock price volatility	18.60%	NA	18.60%	20.36%
Expected life of options (in years)	5	NA	5	5
Estimated fair value per share	$8.13	$—	$8.13	$3.99

NA - Not applicable

The following table summarizes stock option activity from January 1, 2017 through September 30, 2018:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2017	312,600	$24.49
Granted	4,500	35.54
Exercised	(3,500)	19.63
Forfeited or expired	(18,600)	24.99
Outstanding, December 31, 2017	295,000	$24.68	2.86	$3,935,010

Outstanding, January 1, 2018	295,000	$24.68
Granted	160,500	48.26
Exercised	(3,500)	24.10
Forfeited or expired	(7,900)	24.47
Outstanding, September 30, 2018	444,100	$33.21	3.35	$6,072,538

Unvested	444,100	$33.21	3.35	$6,072,538
Exercisable (vested) at September 30, 2018	—	$—	—	$—

The following table presents information related to stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Intrinsic value of options exercised	$37	$—	$79	$44
Cash received from options exercised, net of shares redeemed	35	—	83	33

Restricted Stock Awards

Restricted stock awards generally vest within six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock awards activity from January 1, 2017 through September 30, 2018:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	77,000	$20.02
Granted	7,413	35.77
Forfeited	(750)	19.85
Earned and issued	(42,053)	21.66
Outstanding, December 31, 2017	41,610	$21.18

Outstanding, January 1, 2018	41,610	$21.18
Granted	38,323	38.64
Forfeited	(1,500)	19.85
Earned and issued	(2,323)	43.60
Outstanding, September 30, 2018	76,110	$29.31

Unvested	76,110	$29.31

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

•

The Compensation Committee (the “Committee”) makes all determinations regarding the achievement of ROAA based on the Company’s audited financial statements and average assets as reported in the Company's Annual Report on Form 10-K with the Securities and Exchange Commission, and the determination of the Committee is final and binding on all parties. The Committee reserves the right, in its sole discretion, to adjust the calculation of ROAA downward for income or expense items that it considers to be infrequent or nonrecurring in nature.

The following table summarizes PSU activity from January 1, 2017 through September 30, 2018:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	(6,500)	23.48
Earned and issued	—	—
Outstanding, December 31, 2017	48,500	$23.08

Outstanding, January 1, 2018	48,500	$23.08
Granted	—	—
Forfeited	—	—
Earned and issued	—	—
Outstanding, September 30, 2018	48,500	$23.08

Expected to vest	48,500	$23.08

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

The Company recorded expense related to the 2015 Plan for the three and nine months ended September 30, 2018 and 2017 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Stock option expense	$56	$65	$174	$191
Restricted stock award expense	132	81	450	373
Performance stock unit expense	53	127	106	364
Total expense	$241	$273	$730	$928

As of September 30, 2018, unrecognized expenses related to unvested awards (net of estimated forfeitures) under the 2015 Plan are estimated as follows:

	Stock	Restricted
Year Ended (in thousands)	Options	Stock Awards	Total

Remainder of 2018	$132	$65	$197
2019	423	261	684
2020	323	261	584
2021	292	261	553
2022	250	237	487
2023 and beyond	109	135	244
Total	$1,529	$1,220	$2,749

Deferred Compensation

On April 19, 2018, the shareholders of Republic approved an amendment and restatement of the Non-Employee Director and Key Employee Deferred Compensation Plan (the “Plan”). Prior to the Plan’s 2018 amendment and restatement, only directors participated in the plan, with the 2018 amendment and restatement initiating key-employee participation. The Plan provides non-employee directors and designated key employees the ability to defer compensation and have those deferred amounts paid later in the form of Company Class A Common shares based on the shares that could have been acquired as the deferrals were made. The Company maintains a bookkeeping account for each director or key-employee participant, and at the end of each fiscal quarter, deferred compensation is converted to “stock units” equal to the amount of compensation deferred during the quarter divided by the quarter-end fair market value of the Company’s Class A Common stock. Stock units for each participant’s account are also credited with an amount equal to the cash dividends that would have been paid on the number of stock units in the account if the stock units were deemed to be outstanding shares of stock. Any dividends credited are converted into additional stock units at the end of the fiscal quarter in which the dividends were paid.

DIRECTORS

Members of the Board of Directors may defer board and committee fees from two to five years, with each director participant retaining a nonforfeitable interest in his or her deferred compensation account.

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2017	64,155	$22.94
Deferred fees and dividend equivalents converted to stock units	5,199	36.81
Stock units converted to Class A Common Shares	(5,456)	22.84
Outstanding, December 31, 2017	63,898	$24.08

Outstanding, January 1, 2018	63,898	$24.08
Deferred fees and dividend equivalents converted to stock units	3,757	42.91
Stock units converted to Class A Common Shares	(2,835)	23.94
Outstanding, September 30, 2018	64,820	$25.18

Vested	64,820	$25.18

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2018	—	$—
Deferred base salaries and dividend equivalents converted to stock units	3,092	45.73
Matching stock units credited	3,092	45.73
Stock units converted to Class A Common Shares	—	—
Outstanding, September 30, 2018	6,184	$45.73

Vested	3,092	$45.73
Unvested	3,092	$45.73

14. INCOME TAXES

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. At December 31, 2017, except for a planned cost-segregation study, based on facts and circumstances known at that time, the Company believed it had substantially completed its accounting for the tax effects of the TCJA.

During the second quarter of 2018, however, the Company began its cost-segregation study that was completed during the third quarter of 2018. The Company’s cost-segregation study assigned revised tax lives and methods for select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The Company also made the decision to adopt an automatic tax-accounting-method change related to deferred loan costs during the third quarter of 2018, as it was preparing its 2017 federal tax return.  The Company’s tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan. The cost-segregation study and the change in tax-accounting-method did result in a further impact from the TCJA, as they affected the Company’s final 2017 federal tax return due October 15, 2018.

In addition to the completed cost-segregation study and the change in the tax-accounting-method related to loan origination costs, the Company also completed a Research and Development (“R&D”) tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014. In total, these three tax-related items provided $2.8 million in federal income tax benefits for the three and nine months ended September 30, 2018, of which $2.6 million is considered nonrecurring in nature.

The following table illustrates the difference between the Company’s effective tax rate and the federal rates for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Federal rate times financial statement income	21.00%	35.00%	21.00%	35.00%
Effect of:
SAB 118 related discrete items recorded during the third quarter of 2018*	(12.36)	—	(3.21)	—
State taxes, net of federal benefit	1.59	1.41	1.55	0.64
General business tax credits	(4.55)	—	(1.54)	—
Nontaxable income	(0.86)	(2.54)	(0.92)	(1.55)
Other, net	4.54	0.17	1.23	(0.45)
Effective tax rate	9.36%	34.04%	18.11%	33.64%

*Discrete items include the impact of a cost-segregation study and a tax-accounting-method change related to the immediate recognition of loan origination costs.

15. OTHER COMPREHENSIVE INCOME

The following table presents OCI components and related tax effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Available-for-Sale Debt Securities:
Change in unrealized (loss) gain on available-for-sale debt securities (2018), debt and equity securities (2017)	$(467)	$(237)	$(3,130)	$892
Adjustment for adoption of ASU 2016-01	—	—	(428)	—
Change in unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	(2)	90	(19)	244
Net unrealized (losses) gains	(469)	(147)	(3,577)	1,136
Tax effect	100	51	752	(399)
Net of tax	(369)	(96)	(2,825)	737

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	54	9	330	(67)
Reclassification amount for net derivative losses realized in income	1	51	36	175
Net unrealized gains	55	60	366	108
Tax effect	(12)	(21)	(76)	(37)
Net of tax	43	39	290	71

Total other comprehensive (loss) income components, net of tax	$(326)	$(57)	$(2,535)	$808

The following table presents amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2018 and 2017:

		Amounts Reclassified from Accumulated
		Other Comprehensive Income
	Affected Line Items	Three Months Ended		Nine Months Ended
	in the Consolidated	September 30,		September 30,
(in thousands)	Statements of Income	2018	2017	2018	2017

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$1	$(27)	$(22)	$(87)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(2)	(24)	(14)	(88)
Total derivative losses on cash flow hedges	Total interest expense	(1)	(51)	(36)	(175)
Tax effect	Income tax expense	—	18	8	61
Net of tax	Net income	$(1)	$(33)	$(28)	$(114)

The following tables summarize AOCI balances, net of tax:

		2018
(in thousands)	December 31, 2017	Change	September 30, 2018

Unrealized loss on available-for-sale debt securities and reclassification of equity securities	$(604)	$(2,810)	$(3,414)
Unrealized gain (loss) on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	1,093	(15)	1,078
Unrealized gain (loss) on cash flow hedges	(73)	290	217
Total unrealized gain (loss)	$416	$(2,535)	$(2,119)

		2017
(in thousands)	December 31, 2016	Change	September 30, 2017

Unrealized gain on available-for-sale debt and equity securities	$237	$579	$816
Unrealized gain on available-for-sale debt security for which a portion of an other-than-temporary impairment has been recognized in earnings	706	158	864
Unrealized gain (loss) on cash flow hedges	(256)	71	(185)
Total unrealized gain	$687	$808	$1,495

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

The following tables present the Company’s net revenue by reportable segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$40,655	$4,414	$133	$45,202	$113	$7,718	$7,831	$53,033

Noninterest income:
Service charges on deposit accounts	3,568	11	—	3,579	—	—	—	3,579
Net refund transfer fees	—	—	—	—	149	—	149	149
Mortgage banking income(1)	—	—	1,360	1,360	—	—	—	1,360
Interchange fee income	2,721	—	—	2,721	22	14	36	2,757
Program fees(1)	—	—	—	—	93	1,593	1,686	1,686
Increase in cash surrender value of BOLI(1)	385	—	—	385	—	—	—	385
Net gains (losses) on OREO	248	—	—	248	—	—	—	248
Other	942	—	124	1,066	—	235	235	1,301
Total noninterest income	7,864	11	1,484	9,359	264	1,842	2,106	11,465

Total net revenue	$48,519	$4,425	$1,617	$54,561	$377	$9,560	$9,937	$64,498

Net-revenue concentration(2)	74%	7%	3%	84%	1%	15%	16%	100%

	Three Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$37,396	$4,737	$102	$42,235	$60	$6,012	$6,072	$48,307

Noninterest income:
Service charges on deposit accounts	3,384	11	—	3,395	—	—	—	3,395
Net refund transfer fees	—	—	—	—	177	—	177	177
Mortgage banking income(1)	—	—	1,102	1,102	—	—	—	1,102
Interchange fee income	2,432	—	—	2,432	16	27	43	2,475
Program fees(1)	—	—	—	—	63	1,534	1,597	1,597
Increase in cash surrender value of BOLI(1)	394	—	—	394	—	—	—	394
Net gains (losses) on OREO	31	—	—	31	—	—	—	31
Other	889	—	65	954	—	249	249	1,203
Total noninterest income	7,130	11	1,167	8,308	256	1,810	2,066	10,374

Total net revenue	$44,526	$4,748	$1,269	$50,543	$316	$7,822	$8,138	$58,681

Net-revenue concentration(2)	76%	8%	2%	86%	1%	13%	14%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$118,191	$12,169	$308	$130,668	$19,127	$21,987	$41,114	$171,782

Noninterest income:
Service charges on deposit accounts	10,678	30	—	10,708	—	—	—	10,708
Net refund transfer fees	—	—	—	—	19,974	—	19,974	19,974
Mortgage banking income(1)	—	—	3,696	3,696	—	—	—	3,696
Interchange fee income	8,052	—	—	8,052	210	53	263	8,315
Program fees(1)	—	—	—	—	276	4,429	4,705	4,705
Increase in cash surrender value of BOLI(1)	1,135	—	—	1,135	—	—	—	1,135
Net gains (losses) on OREO	700	—	—	700	—	—	—	700
Other	2,026	—	211	2,237	1,002	834	1,836	4,073
Total noninterest income	22,591	30	3,907	26,528	21,462	5,316	26,778	53,306

Total net revenue	$140,782	$12,199	$4,215	$157,196	$40,589	$27,303	$67,892	$225,088

Net-revenue concentration*	63%	5%	2%	70%	18%	12%	30%	100%

	Nine Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$103,490	$13,073	$255	$116,818	$15,179	$15,885	$31,064	$147,882

Noninterest income:
Service charges on deposit accounts	10,044	27	—	10,071	(39)	—	(39)	10,032
Net refund transfer fees	—	—	—	—	18,329	—	18,329	18,329
Mortgage banking income(1)	—	—	3,707	3,707	—	—	—	3,707
Interchange fee income	7,106	—	—	7,106	187	55	242	7,348
Program fees(1)	—	—	—	—	103	3,869	3,972	3,972
Increase in cash surrender value of BOLI(1)	1,178	—	—	1,178	—	—	—	1,178
Net gains (losses) on OREO	397	—	25	422	—	—	—	422
Other	1,893	—	167	2,060	4	1,172	1,176	3,236
Total noninterest income	20,618	27	3,899	24,544	18,584	5,096	23,680	48,224

Total net revenue	$124,108	$13,100	$4,154	$141,362	$33,763	$20,981	$54,744	$196,106

Net-revenue concentration*	63%	7%	2%	72%	17%	11%	28%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

As of September 30, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”), and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

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

Republic Credit Solutions

Offers consumer credit products. RCS products are primarily provided to clients outside of the Bank’s market footprint, with a substantial portion of RCS clients considered subprime or near-prime borrowers.

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

Segment information for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$40,655	$4,414	$133	$45,202	$113	$7,718	$7,831	$53,033

Provision for loan and lease losses	696	(183)	—	513	(1,028)	4,592	3,564	4,077

Net refund transfer fees	—	—	—	—	149	—	149	149
Mortgage banking income	—	—	1,360	1,360	—	—	—	1,360
Program fees	—	—	—	—	93	1,593	1,686	1,686
Other noninterest income	7,864	11	124	7,999	22	249	271	8,270
Total noninterest income	7,864	11	1,484	9,359	264	1,842	2,106	11,465

Total noninterest expense	34,847	834	1,071	36,752	2,656	1,804	4,460	41,212

Income (loss) before income tax expense	12,976	3,774	546	17,296	(1,251)	3,164	1,913	19,209
Income tax expense (benefit)	966	864	114	1,944	(799)	653	(146)	1,798
Net income (loss)	$12,010	$2,910	$432	$15,352	$(452)	$2,511	$2,059	$17,411

Period-end assets	$4,537,971	$561,625	$13,251	$5,112,847	$15,991	$93,516	$109,507	$5,222,354

Net interest margin	3.82%	3.26%	NM	3.76%	NM	NM	NM	4.32%

Net-revenue concentration*	74%	7%	3%	84%	1%	15%	16%	100%

	Three Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$37,396	$4,737	$102	$42,235	$60	$6,012	$6,072	$48,307

Provision for loan and lease losses	683	(74)	—	609	(840)	4,452	3,612	4,221

Net refund transfer fees	—	—	—	—	177	—	177	177
Mortgage banking income	—	—	1,102	1,102	—	—	—	1,102
Program fees	—	—	—	—	63	1,534	1,597	1,597
Other noninterest income	7,130	11	65	7,206	16	276	292	7,498
Total noninterest income	7,130	11	1,167	8,308	256	1,810	2,066	10,374

Total noninterest expense	32,280	848	1,149	34,277	2,851	898	3,749	38,026

Income (loss) before income tax expense	11,563	3,974	120	15,657	(1,695)	2,472	777	16,434
Income tax expense (benefit)	3,951	1,454	41	5,446	(615)	897	282	5,728
Net income (loss)	$7,612	$2,520	$79	$10,211	$(1,080)	$1,575	$495	$10,706

Period-end assets	$4,361,591	$570,676	$9,395	$4,941,662	$13,090	$38,422	$51,512	$4,993,174

Net interest margin	3.70%	3.54%	NM	3.68%	NM	NM	NM	4.17%

Net-revenue concentration*	76%	8%	2%	86%	1%	13%	14%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM — Not Meaningful

	Nine Months Ended September 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$118,191	$12,169	$308	$130,668	$19,127	$21,987	$41,114	$171,782

Provision for loan and lease losses	2,158	88	—	2,246	11,473	12,545	24,018	26,264

Net refund transfer fees	—	—	—	—	19,974	—	19,974	19,974
Mortgage banking income	—	—	3,696	3,696	—	—	—	3,696
Program fees	—	—	—	—	276	4,429	4,705	4,705
Other noninterest income	22,591	30	211	22,832	1,212	887	2,099	24,931
Total noninterest income	22,591	30	3,907	26,528	21,462	5,316	26,778	53,306

Total noninterest expense	103,654	2,523	3,451	109,628	11,454	3,807	15,261	124,889

Income before income tax expense	34,970	9,588	764	45,322	17,662	10,951	28,613	73,935
Income tax expense	4,906	2,193	160	7,259	3,664	2,466	6,130	13,389
Net income	$30,064	$7,395	$604	$38,063	$13,998	$8,485	$22,483	$60,546

Period-end assets	$4,537,971	$561,625	$13,251	$5,112,847	$15,991	$93,516	$109,507	$5,222,354

Net interest margin	3.71%	3.18%	NM	3.65%	NM	NM	NM	4.67%

Net-revenue concentration*	63%	5%	2%	70%	18%	12%	30%	100%

	Nine Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$103,490	$13,073	$255	$116,818	$15,179	$15,885	$31,064	$147,882

Provision for loan and lease losses	2,611	(36)	—	2,575	6,763	12,295	19,058	21,633

Net refund transfer fees	—	—	—	—	18,329	—	18,329	18,329
Mortgage banking income	—	—	3,707	3,707	—	—	—	3,707
Program fees	—	—	—	—	103	3,869	3,972	3,972
Other noninterest income	20,618	27	192	20,837	152	1,227	1,379	22,216
Total noninterest income	20,618	27	3,899	24,544	18,584	5,096	23,680	48,224

Total noninterest expense	93,552	2,448	3,347	99,347	10,891	2,461	13,352	112,699

Income before income tax expense	27,945	10,688	807	39,440	16,109	6,225	22,334	61,774
Income tax expense	8,684	3,909	282	12,875	5,846	2,259	8,105	20,980
Net income	$19,261	$6,779	$525	$26,565	$10,263	$3,966	$14,229	$40,794

Period-end assets	$4,361,591	$570,676	$9,395	$4,941,662	$13,090	$38,422	$51,512	$4,993,174

Net interest margin	3.48%	3.58%	NM	3.49%	NM	NM	NM	4.34%

Net-revenue concentration*	63%	7%	2%	72%	17%	11%	28%	100%

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	new information concerning the impact of the Tax Cuts and Jobs Act (“TCJA”);
•	the magnitude and frequency of changes to the Federal Funds Target Rate (“FFTR”) implemented by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank (“FRB”);
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	natural disasters impacting Company operations;

•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	the Company’s ability to qualify for future Research and Development (“R&D”) federal tax credits;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•

other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Issued but Not Yet Effective Accounting Standards Updates (“ASUs”)

For disclosure regarding the impact to the Company’s financial statements of issued-but-not-yet-effective ASUs, see Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

BUSINESS SEGMENT COMPOSITION

As of September 30, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending (“Warehouse”), Mortgage Banking, Tax Refund Solutions (“TRS”), and Republic Credit Solutions (“RCS”). Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute Republic Processing Group (“RPG”) operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Table 1 — Segment Information

	Three Months Ended September 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income (loss)	$12,010	$2,910	$432	$15,352	$(452)	$2,511	$2,059	$17,411
Period-end assets	4,537,971	561,625	13,251	5,112,847	15,991	93,516	109,507	5,222,354
Net interest margin	3.82%	3.26%	NM	3.76%	NM	NM	NM	4.32%
Net-revenue concentration*	74%	7%	3%	84%	1%	15%	16%	100%

	Three Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income (loss)	$7,612	$2,520	$79	$10,211	$(1,080)	$1,575	$495	$10,706
Period-end assets	4,361,591	570,676	9,395	4,941,662	13,090	38,422	51,512	4,993,174
Net interest margin	3.70%	3.54%	NM	3.68%	NM	NM	NM	4.17%
Net-revenue concentration*	76%	8%	2%	86%	1%	13%	14%	100%

	Nine Months Ended September 30, 2018
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$30,064	$7,395	$604	$38,063	$13,998	$8,485	$22,483	$60,546
Period-end assets	4,537,971	561,625	13,251	5,112,847	15,991	93,516	109,507	5,222,354
Net interest margin	3.71%	3.18%	NM	3.65%	NM	NM	NM	4.67%
Net-revenue concentration*	63%	5%	2%	70%	18%	12%	30%	100%

	Nine Months Ended September 30, 2017
	Core Banking				Republic Processing Group ("RPG")
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company
Net income	$19,261	$6,779	$525	$26,565	$10,263	$3,966	$14,229	$40,794
Period-end assets	4,361,591	570,676	9,395	4,941,662	13,090	38,422	51,512	4,993,174
Net interest margin	3.48%	3.58%	NM	3.49%	NM	NM	NM	4.34%
Net-revenue concentration*	63%	7%	2%	72%	17%	11%	28%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM — Not Meaningful

For expanded segment financial data see Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2018, Republic had 45 full-service banking centers and one loan production office (“LPO”) with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 7

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

As of September 30, 2018, and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

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

The Easy Advance (“EA”) tax credit product is a loan that allows a taxpayer to receive an advance of a portion of their refund, with the taxpayer’s Tax Provider paying all fees to RB&T for the advance. First offered by TRS in 2016, the EA had the following features during its 2018 and 2017 offering periods:

•	Offered only during the first two months of each year;
•	No EA fee was charged to the taxpayer customer;
•	All fees for the EA were paid by the Tax Providers with a restriction prohibiting the Tax Providers from passing along the fees to the taxpayer customer;
•	No requirement that the taxpayer customer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank was deducted from the taxpayer customer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurred:
o	there was no recourse to the taxpayer customer,
o	no negative credit reporting on the taxpayer customer, and
o	no collection efforts against the taxpayer customer.

The Company reports fees paid by the Tax Providers for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer customer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with provisions for all probable EA losses made in the first quarter of each year. Unpaid EAs are charged-off within 111 days after the taxpayer customer’s tax return is submitted to the applicable taxing authority, with the majority of charge-offs typically recorded during the second quarter of the year.

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not insure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations. For the first quarter 2019 tax season, the Company plans to modify the EA product offering to increase the maximum advance amount, which is expected to increase overall EA loan volume, absent any other changes.  Any EA losses in 2019 would be heightened by an increase in overall EA loan volume.

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

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through one third-party service provider. RCS sells 90% of the balances generated within two business days of loan origination to its third-party service provider and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS credit-card product – From the fourth quarter of 2015 through the first quarter of 2018, the Bank continued to pilot a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to its third-party marketer/servicer and retained the remaining 10% interest. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of the product to potential new clients, as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest with a book value of $3.5 million into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value of $1.5 million.

•

RCS healthcare receivables product – The Bank originates a healthcare-receivables product across the United States through two different third-party service providers. For one third-party service provider, the Bank retains 100% of the receivables originated. For the other third-party service provider, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS installment loan product – From the first quarter of 2016 through the first quarter of 2018, the Bank continued to pilot a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market monthly.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluated the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from held for sale on the balance sheet into the held-for-investment category and revalued these loans accordingly.

OVERVIEW (Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017)

Total Company net income for the third quarter of 2018 was $17.4 million, a $6.7 million, or 63%, increase from the same period in 2017. Diluted earnings per Class A Common Share (“Diluted EPS”) increased to $0.83 for the quarter ended September 30, 2018 compared to $0.51 for the same period in 2017.

Pre-tax earnings for the third quarter of 2018 increased 17% over the third quarter of 2017. As with the previous two quarters of 2018, the Company’s performance metrics for the third quarter of 2018 were positively impacted by the 2017 TCJA, which, among other things, lowered the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company estimates that the lower effective tax rate alone benefitted its third quarter 2018 metrics by increasing net income approximately $1.9 million and Diluted EPS by $0.09.

In addition to the income tax benefit received from the TCJA, Republic also recognized additional federal income tax benefits of approximately $2.8 million during the third quarter of 2018 as part of preparing its fiscal-year 2017 federal tax return due October 15, 2018. The Company considers approximately $2.6 million of the $2.8 million in federal income tax benefits to be nonrecurring in nature, with a portion of the remaining benefits to be realizable in the future.   The $2.8 million of additional tax benefits recognized during the third quarter was driven by three distinct items, which were comprised of (1) a cost-segregation study, (2) an automatic change in tax-accounting method, and (3) R&D federal tax credits.

During the second quarter of 2018, the Company began a cost-segregation study that was completed during the third quarter of 2018.  The Company’s cost-segregation study assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The Company also made the decision to adopt an automatic tax-accounting-method change related to loan origination costs during the third quarter of 2018, as it was preparing its 2017 federal tax return.  The Company’s tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan.  The cost-segregation study and the change in tax-accounting-method did result in a further impact from the TCJA, as they affected the Company’s final 2017 federal tax return due October 15, 2018.

In addition to the completed cost-segregation study and the change in the tax-accounting-method related to loan origination costs, the Company also completed an R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014.  The Company estimates that the $2.8 million benefit of all three of these distinct tax-related items also increased its third quarter 2018 Diluted EPS by $0.13.

The following are general highlights by reportable segment:

Traditional Banking segment

•

Net income increased $4.4 million, or 58%, for the third quarter of 2018 compared to the same period in 2017.  Approximately $3.4 million of the $4.4 million increase was attributable to the previously mentioned federal income tax benefits.

•	Net interest income increased $3.3 million, or 9%, for the third quarter of 2018 compared to the same period in 2017.

•	The Traditional Banking provision for loan and lease losses (“Provision”) was $696,000 for the third quarter of 2018 compared to $683,000 for the same period in 2017.

•	Total noninterest income increased $734,000, or 10%, for the third quarter of 2018 compared to the same period in 2017.

•	Total noninterest expense increased $2.6 million, or 8%, for the third quarter of 2018 compared to same period in 2017.

Warehouse Lending segment

•

Net income increased $390,000, or 15%, for the third quarter of 2018 compared to the same period in 2017. Approximately $522,000 of the previously mentioned federal income tax benefit contributed to the increase in net income.

•	Net interest income decreased $323,000, or 7%, for the third quarter of 2018 compared to the same period in 2017.

•	The Warehouse Provision was a net credit of $183,000 for the third quarter of 2018 compared to a net credit of $74,000 for the same period in 2017.

•	Average line usage was 53% during the third quarter of 2018 compared to 49% during the same period in 2017.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $258,000, or 23%, during the third quarter of 2018 compared to the same period in 2017.

•

Overall, Republic’s originations of secondary market loans totaled $49 million during the third quarter of 2018 compared to $43 million during the same period in 2017, with the Company’s gain recognized as a percent of total originations increasing to 2.28% during the third quarter of 2018 from 2.22% during the same period in 2017.

Tax Refund Solutions segment

•

Net income increased $628,000, or 58%, for the third quarter of 2018 compared to the same period in 2017.  Approximately $313,000 of the $628,000 increase was attributable to the previously mentioned federal income tax benefits.

•	Net interest income increased $53,000 for the third quarter of 2018 compared to the same period in 2017.

•	Overall, TRS recorded a net credit to the Provision of $1.0 million during the third quarter of 2018 compared to a net credit of $840,000 for the same period in 2017.

•	Noninterest income increased $8,000, or 3%, for the third quarter of 2018 compared to the same period in 2017.

•	Noninterest expense was $2.7 million for the third quarter of 2018 compared to $2.9 million for the same period in 2017.

Republic Credit Solutions segment

•

Net income increased $936,000, or 59%, for the third quarter of 2018 compared to the same period in 2017. Approximately $444,000 of the $936,000 increase was attributable to the previously mentioned federal income tax benefits.

•	Net interest income increased $1.7 million, or 28%, for the third quarter of 2018 compared to the same period in 2017.

•	Overall, RCS recorded a net charge to the Provision of $4.6 million during the third quarter of 2018 compared to a net charge of $4.5 million for the same period in 2017.

•	Noninterest income increased $32,000, or 2%, for the third quarter of 2018 compared to the same period in 2017.

•	Noninterest expense was $1.8 million for the third quarter of 2018 compared to $898,000 for the same period in 2017.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017)

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

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, the Wall Street Journal Prime Rate (“WSJ Prime”), or LIBOR. These market rates have trended higher since December 2015. Additionally, the FOMC of the FRB has provided further guidance that an additional FFTR increase is probable during the remainder of 2018. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near term. Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model. In addition, a flattening of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Total Company net interest income increased $4.7 million, or 10%, during the third quarter of 2018 compared to the same period in 2017. Net interest margin expansion was the primary driver of the increase in net interest income, with loan growth providing a meaningful boost as well. Total Company net interest margin increased to 4.32% during the third quarter of 2018 compared to 4.17% for the same period in 2017.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $3.3 million, or 9%, for the third quarter of 2018 compared to the same period in 2017. Traditional Banking’s net interest margin was 3.82% for the third quarter of 2018, an increase of 12 basis points over the same period in 2017.

The following factors primarily drove the increases in the Traditional Bank’s net interest income and net interest margin during the third quarter of 2018:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, grew to $3.5 billion during the third quarter of 2018 from $3.3 billion during the third quarter of 2017, an increase of 6%. This growth was largely concentrated in the commercial loan sector, with average CRE balances growing $101 million, or 9%, and average C&I balances growing $55 million, or 20%.

•

The Traditional Bank’s 2012 FDIC-assisted transactions contributed $1.7 million less in net interest income during the third quarter of 2018 compared to the same period in 2017, as one large pay-off during the third quarter of 2017 contributed approximately $1.6 million of accretion to net interest income.  Substantially all of the remaining accretable discount on the acquired loans had been recognized by December 31, 2017.

•

The weighted average yield on Traditional Bank loans, excluding loans from the Company’s 2012 FDIC-assisted transactions, expanded to 4.74% during the third quarter of 2018 compared to a weighted average yield of 4.41% during the third quarter of 2017. As expected, yields on variable rate portfolios that frequently reprice to an index, such as WSJ Prime, reflected greater expansion than their fixed or adjustable rate counterparts.

•

The difference between the Traditional Bank’s net interest margin and net interest spread was 15 basis points during the third quarter of 2018 compared to 11 basis points during the third quarter of 2017. The differential between the net interest margin and net interest spread represents the value of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to its net interest margin. Because of rising short-term interest rates from September 30, 2017 to September 30, 2018, as measured by the increase of 100 basis points in the Federal Funds Target Rate during this period, the contribution of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to the net interest margin increased significantly.

Warehouse Lending segment

Warehouse’s net interest income decreased $323,000, or 7%, for the third quarter of 2018 compared to the same period in 2017. An internal change in the way the Company assigns cost of funds to its Warehouse segment through its Funds Transfer Pricing (“FTP”) methodology resulted in the Warehouse segment’s fluctuation in net interest income. Effective January 1, 2018, the Company changed its Warehouse FTP methodology to be more consistent with that used for other Core Bank loan products with similar pricing and duration characteristics. This change had a $272,000 negative comparable impact on the Warehouse segment’s net interest income for the third quarter of 2018 and a corresponding positive comparable impact of $272,000 to the Traditional Banking segment’s net interest income.

Republic Credit Solutions segment

RCS’s net interest income increased $1.7 million, or 28%, from the third quarter of 2017 to the third quarter of 2018. The increase was driven primarily by growth in fee income from the segment’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income increased to $6.7 million during the third quarter of 2018 compared to $5.4 million during the same period in 2017 and accounted for 81% and 87% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s line-of-credit product will be restricted by a current on-balance-sheet Board-approved risk limit of $37 million for the Company. As of September 30, 2018, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $32 million.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$530,468	$3,483	2.63%	$552,821	$2,793	2.02%
Federal funds sold and other interest-earning deposits	265,111	1,311	1.98	208,688	661	1.27
Other RPG loans(3)(6)	97,748	8,032	32.87	48,371	6,072	50.21
Outstanding Warehouse lines of credit(4)(6)	541,592	7,068	5.22	535,703	6,170	4.61
All other Traditional Bank loans(5)(6)	3,473,586	41,196	4.74	3,291,346	38,029	4.62

Total interest-earning assets	4,908,505	61,090	4.98	4,636,929	53,725	4.63

Allowance for loan and lease losses	(45,319)			(38,797)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	58,389			63,244
Premises and equipment, net	46,301			44,674
Bank owned life insurance	64,248			62,798
Other assets(1)	69,162			65,805
Total assets	$5,101,286			$4,834,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,139,113	$1,238	0.43%	$1,122,087	$753	0.27%
Money market accounts	663,241	1,079	0.65	549,534	426	0.31
Time deposits	359,417	1,553	1.73	278,566	843	1.21
Reciprocal money market and time deposits	290,561	581	0.80	230,970	300	0.52
Brokered deposits	23,756	111	1.87	68,279	265	1.55

Total interest-bearing deposits	2,476,088	4,562	0.74	2,249,436	2,587	0.46

Securities sold under agreements to repurchase and other short-term borrowings	213,195	317	0.59	208,160	161	0.31
Federal Home Loan Bank advances	574,130	2,782	1.94	618,750	2,383	1.54
Subordinated note	41,240	396	3.84	41,240	287	2.78

Total interest-bearing liabilities	3,304,653	8,057	0.98	3,117,586	5,418	0.70

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,076,967			1,052,162
Other liabilities	44,196			31,031
Stockholders’ equity	675,470			633,874
Total liabilities and stockholders’ equity	$5,101,286			$4,834,653

Net interest income		$53,033			$48,307

Net interest spread			4.00%			3.93%

Net interest margin			4.32%			4.17%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income from Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $6.7 million and $5.4 million.
(4)	Interest income includes loan fees of $833,000 and $828,000.
(5)	Interest income includes loan fees of $1.6 million and $2.9 million.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2018
	Compared to
	Three Months Ended September 30, 2017
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$690	$(117)	$807
Federal funds sold and other interest-earning deposits	650	211	439
Other RPG loans	1,960	4,599	(2,639)
Outstanding Warehouse lines of credit	898	68	830
All other Traditional Bank loans	3,167	2,143	1,024
Net change in interest income	7,365	6,904	461

Interest expense:

Transaction accounts	485	12	473
Money market accounts	653	103	550
Time deposits	710	287	423
Reciprocal money market and time deposits	281	91	190
Brokered deposits	(154)	(200)	46
Securities sold under agreements to repurchase and other short-term borrowings	156	4	152
Federal Home Loan Bank advances	399	(182)	581
Subordinated note	109	—	109
Net change in interest expense	2,639	115	2,524

Net change in net interest income	$4,726	$6,789	$(2,063)

Provision for Loan and Lease Losses

The Company recorded a Provision of $4.1 million for the third quarter of 2018, compared to $4.2 million for the same period in 2017. The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2018 was $696,000 compared to $683,000 for the third quarter of 2017. The following is an analysis of the Provision for the third quarter of 2018 compared to the same period in 2017:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $643,000 and $622,000 to the Provision for the third quarters of 2018 and 2017. Loan growth primarily drove the charge to the Provision in both periods.

•	The Provision for activity related to loans rated Substandard, Special Mention, and purchased credit-impaired (“PCI”) was considered immaterial for the third quarters of 2018 and 2017.

As a percentage of total loans, the Traditional Banking Allowance for Loan and Lease Losses (“Allowance”) was 0.86% at September 30, 2018 compared to 0.85% at December 31, 2017 and 0.84% at September 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at September 30, 2018.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $183,000 for the third quarter of 2018 compared to a net credit of $74,000 for the same period in 2017. The Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $73 million during the third quarter of 2018 compared to a decrease of $29 million during the third quarter of 2017.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2018, December 31, 2017 and September 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2018.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $1.0 million during the third quarter of 2018 compared to a net credit of $840,000 for the same period in 2017. These credits resulted from downward adjustments to the Provision for EA losses previously made during the second quarters of 2018 and 2017. The Company adjusted downward its Provision as a percent of total EA originations 0.24% during the third quarter of 2018 from 2.88% at June 30, 2018 to 2.64% at September 30, 2018, while a similar downward adjustment of 0.26% was made during the third quarter of 2017 from 2.40% at June 30, 2017 to 2.14% at September 30, 2017. Each 0.10% in estimated loan loss reserves for EAs during 2018 equates to approximately $430,000 in Provision expense, while each 0.10% during 2017 equated to approximately $329,000.

As of September 30, 2018 and 2017, all unpaid EAs originated during each year had been charged-off.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS recorded a net charge to the Provision of $4.6 million during the third quarter of 2018 compared to a net charge to the Provision of $4.5 million for the same period in 2017. Growth in outstanding balances for RCS’s line-of-credit product primarily drove the increase in RCS Provision.

During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of RCS’s subprime credit-card product to potential new clients as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party.  As a result, the Bank reclassified its 10% interest into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value.  Concurrent with this reclassification, the Company relieved all Allowance connected to this product against the RCS Provision.

The following table presents RCS Provision by product:

Table 4 — RCS Provision by Product

	Three Months Ended Sep. 30,
(in thousands)	2018	2017	$ Change

Product:
Line of credit	$4,131	$3,755	$376
Credit card	460	697	(237)
Hospital receivables	1	—	1
Total	$4,592	$4,452	$140

RCS loans generally return higher yields but also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 14.58% at September 30, 2018, 18.85% at December 31, 2017 and 20.59% at September 30, 2017. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2018.

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2018	2017

Allowance at beginning of period	$45,047	$37,898

Charge-offs:

Traditional Banking:
Residential real estate	(47)	(52)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(75)	(152)
Lease financing receivables	—	—
Home equity	(14)	(4)
Consumer	(535)	(481)
Total Traditional Banking	(671)	(689)
Warehouse lines of credit	—	—
Total Core Banking	(671)	(689)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(6,204)	(2,680)
Total Republic Processing Group	(6,204)	(2,680)
Total charge-offs	(6,875)	(3,369)

Recoveries:

Traditional Banking:
Residential real estate	18	107
Commercial real estate	1	77
Construction & land development	3	3
Commercial & industrial	4	12
Lease financing receivables	—	—
Home equity	59	51
Consumer	146	125
Total Traditional Banking	231	375
Warehouse lines of credit	—	—
Total Core Banking	231	375

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	1,036	840
Other TRS loans	—	—
Republic Credit Solutions	308	226
Total Republic Processing Group	1,344	1,066

Total recoveries	1,575	1,441

Net loan charge-offs	(5,300)	(1,928)

Provision - Core Banking	513	609
Provision - RPG	3,564	3,612
Total Provision	4,077	4,221
Allowance at end of period	$43,824	$40,191

Credit Quality Ratios - Total Company:

Allowance to total loans	1.06%	1.02%
Allowance to nonperforming loans	254	245
Net loan charge-offs to average loans	0.52	0.20

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.78%	0.76%
Allowance to nonperforming loans	185	190
Net loan charge-offs to average loans	0.04	0.03

Noninterest Income

Total Company noninterest income increased $1.1 million, or 11%, during the third quarter of 2018 compared to the same period in 2017. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $734,000, or 10%, for the third quarter of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest income for the quarter:

•

Service charges on deposit accounts increased $184,000, or 5%, to $3.6 million for the third quarter of 2018 compared to the same period in 2017. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits remained at $2.2 million for the quarters ended September 30, 2018 and 2017. Driven primarily by a $2 per day increase in daily overdraft charges initiated in July 2018, the Bank’s total daily overdraft charges, net of refunds and included in interest income, increased $126,000 to $591,000 during the third quarter of  2018 compared to the same period in 2017.

•	Interchange income increased $289,000, or 12%, driven primarily by a 10% year-over-year increase in active debit cards.

Mortgage Banking segment

Mortgage banking income increased $258,000, or 23%, during the third quarter of 2018 compared to the same period in 2017. Overall, Republic’s originations of secondary market loans totaled $49 million during the third quarter of 2018 compared to $43 million during the same period in 2017, with the Company’s gain recognized as a percent of total originations increasing to 2.28% during the third quarter of 2018 from 2.22% during the same period in 2017.

Republic Credit Solutions segment

RCS’s noninterest income increased $32,000, or 2%, during the third quarter of 2018 compared to the same period in 2017. Program fees are the largest component of RCS’s noninterest income and primarily represent net gains from the sale of consumer loans. RCS loans sold totaled $205 million for the third quarter of 2018 compared to $178 million for the same period in 2017. As illustrated in Table 6 below, the increase in program fees resulted from an increase in fees associated with RCS’s line-of-credit product partially offset by a decrease in fees associated with its installment loan product.

The decrease in program fees associated with RCS’s installment loan product resulted from the suspension of loan originations and sales through this program during the second quarter of 2018. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from “held for sale” to “held for investment” on the balance sheet. Mark-to-market adjustments for this product are recorded as a component of program fees.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

	Three Months Ended Sep. 30,
(in thousands)	2018	2017	$ Change

Product:
Line of credit	$1,168	$953	$215
Credit card	382	399	(17)
Hospital receivables	27	—	27
Installment loans*	16	182	(166)
Total	$1,593	$1,534	$59

*The Company has elected the fair value option for this product, with fair value adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $3.2 million, or 8%, during the third quarter of 2018 compared to the same period in 2017. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $2.6 million, or  8%, for the third quarter of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest expense for the quarter:

•

Salaries and benefits expense increased $2.5 million, or 15%, driven partially by annual merit increases, partially by an increase of approximately 87 Traditional Bank full-time-equivalent employees over the previous 12 months, and partially by a $1.1 million increase in incentive compensation, as the Company remained on pace during the first nine months of 2018 to achieve some of its more aggressive budgeted targets for the year, resulting in expected higher incentive payouts.

•

New and upgraded technology implemented in the previous 12 months to support several key strategic Core Bank initiatives caused data processing expenses to increase $449,000, or 32%. Such initiatives include improving the Company’s client relationship management system, its online banking functionality, and the overall security of client information and assets.

•

Offsetting the increases above was a decrease of $839,000 in impairment of premises for sale. During the third quarter of 2017, the Traditional Bank recorded a $907,000 nonrecurring impairment charge for a property the Company began marketing for sale.

Republic Credit Solutions segment

RCS’s noninterest expense increased $906,000 during the third quarter of 2018 compared to the same period in 2017, primarily driven by higher professional fees resulting from corporate income-tax consultation matters and contingent legal reserves.

OVERVIEW (Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017)

Total Company net income for the first nine months of 2018 was $60.5 million, a $19.8 million, or 48%, increase from the same period in 2017. Diluted EPS increased to $2.90 for the nine months ended September 30, 2018 compared to $1.96 for the same period in 2017.

Pre-tax earnings for the first nine months of 2018 increased 20% over the same period in 2017. The Company’s performance metrics for the first nine months of 2018 were positively impacted by the 2017 TCJA, which, among other things, lowered the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company estimates that the lower effective tax rate alone benefitted its metrics for the first nine months of 2018 by increasing net income approximately $8.2 million and Diluted EPS by $0.39.

In addition to the income tax benefit received from the TCJA, Republic also recognized additional federal income tax benefits of approximately $2.8 million during the third quarter of 2018 as part of preparing its fiscal-year 2017 federal tax return due October 15, 2018. The Company considers approximately $2.6 million of the $2.8 million in federal income tax benefits to be nonrecurring in nature, with a portion of the remaining benefits to be realizable in the future. The $2.8 million of additional tax benefits recognized during the third quarter was driven by three distinct items, which were comprised of (1) a cost-segregation study, (2) an automatic change in tax-accounting method, and (3) R&D federal tax credits.

During the second quarter of 2018, the Company began a cost-segregation study that was completed during the third quarter of 2018.  The Company’s cost-segregation study assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The Company also made the decision to adopt an automatic tax-accounting-method change related to loan origination costs during the third quarter of 2018, as it was preparing its 2017 federal tax return. The Company’s tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan.  The cost-segregation study and the change in tax-accounting method did result in a further impact from the TCJA, as they affected the Company’s final 2017 federal tax return due October 15, 2018.

In addition to the completed cost-segregation study and the change in the tax-accounting method related to loan origination costs, the Company also completed an R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014.  The Company estimates that the $2.8 million benefit of all three of these distinct tax-related items also increased its Diluted EPS for the nine months ended September 30, 2018, by $0.13.

The following are general highlights by reportable segment:

Traditional Banking segment

•

Net income increased $10.8 million, or 56%, for the first nine months of 2018 compared to the same period in 2017. Approximately $5.5 million of the $10.8 million increase was attributable to the previously mentioned federal income tax benefits.

•	Net interest income increased $14.7 million, or 14%, for the first nine months of 2018 compared to the same period in 2017.

•	The Traditional Banking Provision was $2.2 million for the first nine months of 2018 compared to $2.6 million for the same period in 2017.

•	Total noninterest income increased $2.0 million, or 10%, for the first nine months of 2018 compared to the same period in 2017.

•	Total noninterest expense increased $10.1 million, or 11%, for the first nine months of 2018 compared to same period in 2017.

•	Gross Traditional Bank loans grew $80 million, or 2%, from December 31, 2017 to September 30, 2018.

•	Total nonperforming loans to total loans was 0.49% at September 30, 2018 compared to 0.41% at December 31, 2017.

•	Delinquent loans to total loans increased to 0.34% at September 30, 2018 compared to 0.25% at December 31, 2017.

Warehouse Lending segment

•

Net income increased $616,000, or 9%, for the first nine months of 2018 compared to the same period in 2017. Approximately $1.1 million of the previously mentioned federal income tax benefit contributed to the increase in net income.

•	Net interest income decreased $904,000, or 7%, for the first nine months of 2018 compared to the same period in 2017.

•	The Warehouse Provision was a net charge of $88,000 for the first nine months of 2018 compared to a net credit of $36,000 for the same period in 2017.

•	Total committed Warehouse lines remained at $1.0 billion from December 31, 2017 to September 30, 2018.

•	Average line usage was 49% during the first nine months of 2018 compared to 47% during the same period in 2017.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income decreased $11,000 during the first nine months of 2018 compared to the same period in 2017.

•

Overall, Republic’s originations of secondary market loans totaled $133 million during the first nine months of 2018 compared to $119 million during the same period in 2017, with the Company’s gain recognized as a percent of total originations decreasing to 2.24% during the first nine months of 2018 from 2.70% during the same period in 2017.

Tax Refund Solutions segment

•

Net income increased $3.7 million, or 36%, for the first nine months of 2018 compared to the same period in 2017. Approximately $2.7 million of the $3.7 million increase was attributable to the previously mentioned federal income tax benefits.

•	Net interest income increased $3.9 million, or 26%, for the first nine months of 2018 compared to the same period in 2017.

•	Total EA originations were $430 million during the first nine months of 2018 compared to $329 million for the same period in 2017.

•	Overall, TRS recorded a net charge to the Provision of $11.5 million during the first nine months of 2018 compared to a net charge of $6.8 million for the same period in 2017.

•	Noninterest income increased $2.9 million, or 15%, for the first nine months of 2018 compared to the same period in 2017.

•	Net RT revenue increased $1.6 million, or 9%, for the first nine months of 2018 compared to the same period in 2017.

•	Noninterest expense was $11.5 million for the first nine months of 2018 compared to $10.9 million for the same period in 2017.

Republic Credit Solutions segment

•

Net income increased $4.5 million for the first nine months of 2018 compared to the same period in 2017. Approximately $1.0 million of the $4.5 million increase was attributable to the previously mentioned federal income tax benefits.

•	Net interest income increased $6.1 million, or 38%, for the first nine months of 2018 compared to the same period in 2017.

•	Overall, RCS recorded a net charge to the Provision of $12.5 million during the first nine months of 2018 compared to a net charge of $12.3 million for the same period in 2017.

•	Noninterest income increased $220,000, or 4%, for the first nine months of 2018 compared to the same period in 2017.

•	Noninterest expense was $3.8 million for the first nine months of 2018 compared to $2.5 million for the same period in 2017.

•	Total nonperforming loans to total loans was 0.29% at September 30, 2018 compared to 1.40% at December 31, 2017.

•	Delinquent loans to total loans was 7.07% at September 30, 2018 compared to 8.43% at December 31, 2017.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017)

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

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, the WSJ Prime, or LIBOR. These market rates have trended higher since December 2015. Additionally, the FOMC of the FRB has provided further guidance that an additional FFTR increase is probable during the remainder of 2018. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near term. Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest rate risk model. In addition, a flattening of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Total Company net interest income increased $23.9 million, or 16%, during the first nine months of 2018 compared to the same period in 2017. Loan growth and margin expansion both contributed to the Company’s growth in net interest income. Total Company net interest margin increased to 4.67% during the first nine months of 2018 compared to 4.34% for the same period in 2017.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $14.7 million, or 14%, for the first nine months of 2018 compared to the same period in 2017. Traditional Banking’s net interest margin was 3.71% for the first nine months of 2018, an increase of 23 basis points over the same period in 2017.

The following factors primarily drove the increases in the Traditional Bank’s net interest income and net interest margin during the first nine months of 2018:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, grew to $3.4 billion during the first nine months of 2018 from $3.2 billion during the first nine months of 2017, an increase of 7%. This growth was largely concentrated in the commercial loan sector, with average CRE balances growing $148 million, or 14%, and average C&I balances growing $68 million, or 26%.

•

The Traditional Bank’s 2012 FDIC-assisted transactions contributed $2.2 million less in net interest income during the first nine months of 2018 compared to the same period in 2017, as one large pay-off during the third quarter of 2017 contributed approximately $1.7 million of accretion to net interest income.  Substantially all of the remaining accretable discount on the acquired loans had been recognized by December 31, 2017.

•

The weighted average yield of Traditional Bank loans, excluding loans from the Company’s 2012 FDIC-assisted transactions, expanded to 4.59% during the first nine months of 2018 compared to a weighted average yield of 4.28% during the first nine months of 2017. As expected, yields on variable rate portfolios that frequently reprice to an index, such as WSJ Prime, reflected greater expansion than their fixed or adjustable rate counterparts.

•

The difference between the Traditional Bank’s net interest margin and net interest spread was 14 basis points during the first nine months of 2018 compared to 10 basis points during the same period in 2017. The differential between the net interest margin and net interest spread represents the value of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to its net interest margin. Because of rising short-term interest rates from September 30, 2017 to September 30, 2018, as measured by the increase of 100 basis points in the FFTR during this period, the contribution of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to the net interest margin increased significantly.

Warehouse Lending segment

Warehouse’s net interest income decreased $904,000, or 7%, for the first nine months of 2018 compared to the same period in 2017. An internal change in the way the Company assigns cost of funds to its Warehouse segment through its FTP methodology resulted in the Warehouse segment’s fluctuation in net interest income. Effective January 1, 2018, the Company changed its Warehouse FTP methodology to be more consistent with that used for other Core Bank loan products with similar pricing and duration characteristics. This change had a $986,000 negative comparable impact on the Warehouse net interest income for the first nine months of 2018 and a corresponding positive comparable impact of $986,000 to the Traditional Bank’s net interest income.

Tax Refund Solutions segment

TRS’s net interest income increased $3.9 million, or 26%, for the first nine months of 2018 compared to the same period in 2017. TRS’s EA product earned $17.8 million in interest income during the first nine months of 2018, a $3.6 million, or 25%, increase from the same period in 2017. The higher EA income was driven by an increase in EA origination volume, as the Company originated $430 million in EAs during the first nine months of 2018 compared to $329 million during the first nine months of 2017. The increase in EA origination volume during the first nine months of 2018 resulted from an increase in the maximum EA advance amount.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $6.1 million, or 38%, from the first nine months of 2017 to the first nine months of 2018. The increase was driven primarily by an increase in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income increased to $19.0 million during the first nine months of 2018 compared to $14.3 million during the same period in 2017 and accounted for 82% and 88% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s line-of-credit product will be restricted by a current on-balance-sheet Board-approved risk limit of $37 million for the Company. As of September 30, 2018, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $32 million.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Investment securities, including FHLB stock(1)	$529,731	$9,780	2.46%	$578,963	$8,051	1.85%
Federal funds sold and other interest-earning deposits	274,773	3,632	1.76	174,538	1,368	1.05
TRS Easy Advance loans (2)	41,631	17,830	57.10	26,210	14,220	72.34
Other RPG loans(3)(6)	88,664	23,531	35.39	43,072	16,632	51.49
Outstanding Warehouse lines of credit(4)(6)	510,732	19,368	5.06	487,545	16,253	4.44
All other Traditional Bank loans(5)(6)	3,454,874	119,138	4.60	3,228,812	105,905	4.37

Total interest-earning assets	4,900,405	193,279	5.26	4,539,140	162,429	4.77

Allowance for loan and lease losses	(49,052)			(38,476)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	125,295			111,946
Premises and equipment, net	46,478			44,224
Bank owned life insurance	63,938			62,378
Other assets(1)	63,710			64,222
Total assets	$5,150,774			$4,783,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,119,192	$2,980	0.36%	$1,085,030	$1,697	0.21%
Money market accounts	615,336	2,575	0.56	551,270	1,108	0.27
Time deposits	341,348	4,005	1.56	251,795	2,132	1.13
Reciprocal money market and time deposits	316,067	1,708	0.72	208,449	610	0.39
Brokered deposits	42,464	588	1.85	132,187	1,243	1.25

Total interest-bearing deposits	2,434,407	11,856	0.65	2,228,731	6,790	0.41

Securities sold under agreements to repurchase and other short-term borrowings	216,070	752	0.46	202,018	332	0.22
Federal Home Loan Bank advances	571,136	7,779	1.82	572,390	6,618	1.54
Subordinated note	41,240	1,110	3.59	41,240	807	2.61

Total interest-bearing liabilities	3,262,853	21,497	0.88	3,044,379	14,547	0.64

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,180,187			1,082,361
Other liabilities	47,555			32,530
Stockholders’ equity	660,179			624,164
Total liabilities and stock-holders’ equity	$5,150,774			$4,783,434

Net interest income		$171,782			$147,882

Net interest spread			4.38%			4.13%

Net interest margin			4.67%			4.34%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $19.9 million and $15.0 million.
(4)	Interest income includes loan fees of $2.3 million and $2.5 million.
(5)	Interest income includes loan fees of $4.3 million and $5.1 million.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 8 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2018
	Compared to
	Nine Months Ended September 30, 2017
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Investment securities, including FHLB stock	$1,729	$(731)	$2,460
Federal funds sold and other interest-earning deposits	2,264	1,032	1,232
TRS Easy Advance loans	3,610	7,069	(3,459)
Other RPG loans	6,899	13,355	(6,456)
Outstanding Warehouse lines of credit	3,115	800	2,315
All other Traditional Bank loans	13,233	7,634	5,599
Net change in interest income	30,850	29,159	1,691

Interest expense:

Transaction accounts	1,283	55	1,228
Money market accounts	1,467	142	1,325
Time deposits	1,873	898	975
Reciprocal money market and time deposits	1,098	416	682
Brokered deposits	(655)	(1,079)	424
Securities sold under agreements to repurchase and other short-term borrowings	420	25	395
Federal Home Loan Bank advances	1,161	(14)	1,175
Subordinated note	303	—	303
Net change in interest expense	6,950	443	6,507

Net change in net interest income	$23,900	$28,716	$(4,816)

Provision for Loan and Lease Losses

The Company recorded a Provision of $26.3 million for the first nine months of 2018 compared to $21.6 million for the same period in 2017. The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2018 was $2.2 million, compared to $2.6 million for the first nine months of 2017. An analysis of the Provision for the first nine months of 2018 compared to the same period in 2017 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $2.1 million and $2.7 million to the Provision for the first nine months of 2018 and 2017. Loan growth primarily drove the net charge to the Provision in both periods.

•

The Bank recorded a net charge to the Provision of $250,000 for the first nine months of 2018 compared to a net credit to the Provision of $264,000 for the same period in 2017 for activity related to loans rated Substandard and Special Mention.

•	The Provision for activity related to loans rated PCI was considered immaterial for the first nine months of 2018 and 2017.

As a percentage of total loans, the Traditional Banking Allowance was 0.86% at September 30, 2018 compared to 0.85% at December 31, 2017 and 0.84% at September 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at September 30, 2018.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $88,000 for the first nine months of 2018 compared to a net credit of $36,000 for the same period in 2017. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $35 million during the first nine months of 2018 compared to a decrease of $14 million during the first nine months of 2017.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2018, December 31, 2017 and September 30, 2017. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2018.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $11.5 million during the first nine months of 2018 compared to a net charge of $6.8 million for the same period in 2017. An increase in net loss on EA loans resulting from both a higher volume of EA originations and a higher EA loss rate drove the increased TRS Provision. TRS originated $430 million of EAs during the first nine months of 2018 compared to $329 million for the same period in 2017. The Company’s net loss on EAs to total EA originations for the first nine months of 2018 increased 50 basis points from the first nine months of 2017 to 2.64%. Each 0.10% in estimated loan loss reserves for EAs during 2018 equates to approximately $430,000 in Provision expense, while each 0.10% during 2017 equated to approximately $329,000. The Company finished 2017 with an actual net loss on EAs of 2.07% of total 2017 EA originations.

As of September 30, 2018 and 2017, all unpaid EAs originated during each year had been charged-off.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS recorded a net charge to the Provision of $12.5 million during the first nine months of 2018 compared to a net charge to the Provision of  $12.3 million or the same period in 2017. A $1.3 million increase in Provision related to RCS’s subprime credit-card product was offset almost entirely by a $1.1 million reduction in Provision related to RCS’s line-of-credit product. An increase in net charge-offs from the first nine months of 2017 to the first nine months of 2018 primarily drove the increase in Provision related to the credit-card product, while the lower Provision for RCS’s line-of-credit product resulted from seasoning of the portfolio coupled with stabilization of net charge-offs for this product from period to period.

During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of RCS’s credit-card product to potential new clients as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value.  Concurrent with this reclassification, the Company relieved all Allowance connected to this product against the RCS Provision.

The following table presents RCS Provision by product:

Table 9 — RCS Provision by Product

	Nine Months Ended Sep. 30,
(in thousands)	2018	2017	$ Change

Product:
Line of credit	$9,775	$10,853	$(1,078)
Credit card	2,728	1,425	1,303
Hospital receivables	42	17	25
Total	$12,545	$12,295	$250

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 14.58% at September 30, 2018, 18.85% at December 31, 2017 and 20.59% at September 30, 2017. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2018.

Table 10 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017

Allowance at beginning of period	$42,769	$32,920

Charge-offs:

Traditional Banking:
Residential real estate	(405)	(177)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(200)	(152)
Lease financing receivables	—	—
Home equity	(48)	(99)
Consumer	(1,542)	(1,483)
Total Traditional Banking	(2,195)	(1,911)
Warehouse lines of credit	—	—
Total Core Banking	(2,195)	(1,911)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(12,478)	(8,123)
Commercial & industrial	(55)	—
Republic Credit Solutions	(13,669)	(7,216)
Total Republic Processing Group	(26,202)	(15,339)
Total charge-offs	(28,397)	(17,250)

Recoveries:

Traditional Banking:
Residential real estate	243	231
Commercial real estate	129	115
Construction & land development	30	4
Commercial & industrial	39	34
Lease financing receivables	—	—
Home equity	288	128
Consumer	480	442
Total Traditional Banking	1,209	954
Warehouse lines of credit	—	—
Total Core Banking	1,209	954

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	1,118	1,082
Refund Anticipation Loans	—	—
Commercial & industrial	5	253
Republic Credit Solutions	856	599
Total Republic Processing Group	1,979	1,934
Total recoveries	3,188	2,888

Net loan charge-offs	(25,209)	(14,362)

Provision - Core Banking	2,246	2,575
Provision - RPG	24,018	19,058
Total Provision	26,264	21,633
Allowance at end of period	$43,824	$40,191

Credit Quality Ratios - Total Company:

Allowance to total loans	1.06%	1.02%
Allowance to nonperforming loans	254	245
Net loan charge-offs to average loans	0.82	0.51

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.78%	0.76%
Allowance to nonperforming loans	185	190
Net loan charge-offs to average loans	0.03	0.03

Noninterest Income

Total Company noninterest income increased $5.1 million, or 11%, during the first nine months of 2018 compared to the same period in 2017. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $2.0 million, or 10%, for the first nine months of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest income:

•

Service charges on deposit accounts increased $634,000, or 6%, to $10.7 million for the first nine months of 2018 compared the same period in 2017. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2018 and 2017 were $6.4 million and $6.1 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2018 and 2017 were $1.5 million and $1.3 million.

•	Interchange income increased $946,000, or 13%, driven primarily by a 10% year-over-year increase in active debit cards.

Mortgage Banking segment

Mortgage banking income decreased $11,000 during the first nine months of 2018 compared to the same period in 2017. The decrease in mortgage banking income was primarily driven by competitive pricing pressures, which resulted in the Company offering customer incentives during the first nine months of 2018 for secondary market loans related to home-purchase transactions. These incentives contributed to a decrease in the Company’s gains as a percentage of loans originated from 2.70% during the first nine months of 2017 to 2.24% during the same period in 2018. The decline in revenue as a result of a lower gain percentage was partially offset by higher origination volume during the first nine months of 2018. Overall, Republic’s origination of secondary market loans totaled $133 million during the first nine months of 2018 compared to $119 million during the same period in 2017.

Tax Refund Solutions segment

TRS’s noninterest income increased $2.9 million, or 15%, during the first nine months of 2018 compared to the same period in 2017. Net RT revenue increased $1.7 million, or 9%, compared to the first nine months of 2017, consistent with a 7% increase in the number of RTs funded when comparing the two periods. Additionally, TRS received and recorded a $1.0 million nonrefundable capital commitment fee during the first nine months of 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered through the Bank to the third party’s customers.

Republic Credit Solutions segment

RCS’s noninterest income increased $220,000, or 4%, during the first nine months of 2018 compared to the same period in 2017. A $560,000 increase in program fees partially offset by a $338,000 decrease in “other” noninterest income related to a first-year volume-guarantee payment recorded during the first nine months of 2017 drove this increase in noninterest income. Program fees are the largest component of RCS’s noninterest income and primarily represent net gains from the sale of consumer loans. RCS loans sold totaled $577 million for the first nine months of 2018 compared to $453 million for the same period in 2017. As illustrated in Table 11 below, the increase in program fees resulted from an increase in fees associated with RCS’s credit card and line-of-credit products partially offset by a decrease in fees associated with RCS’s installment loan product.

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

The following table presents RCS program fees by product:

Table 11 — RCS Program Fees by Product

	Nine Months Ended Sep. 30,
(in thousands)	2018	2017	$ Change

Product:
Line of credit	$3,297	$2,782	$515
Credit card	1,418	777	641
Hospital receivables	100	—	100
Installment loans*	(386)	310	(696)
Total	$4,429	$3,869	$560

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $12.2 million, or 11%, during the first nine months of 2018 compared to the same period in 2017. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $10.1 million, or 11%, for the first nine months of 2018 compared to the same period in 2017. The following were the most significant categories affecting the change in noninterest expense:

•	Salaries and benefits expense increased $7.7 million, driven by the following:
o	Annual merit increases.
o	An increase of approximately 87 Traditional Bank full-time-equivalent employees over the previous 12 months to support growth.
o	A $1.0 million increase in healthcare benefits.
o

A $2.2 million increase in incentive compensation, as the Company remained on pace during the first nine months of 2018 to achieve some of its more aggressive budgeted targets for the year, resulting in expected higher incentive payouts.

•

New and upgraded technology implemented in the previous 12 months to support several key strategic Traditional Bank initiatives caused data processing expenses to increase $1.5 million, or 35%. Such initiatives include improving the Company’s client relationship management system, its online banking functionality, and the overall security of client information and assets.

•	A 15% increase in depreciation expense associated with banking center renovations over the previous year drove a $1.2 million, or 7%, increase in Occupancy expense.

•

Offsetting the increases above was a decrease of $726,000 in impairment of premises for sale. During the third quarter of 2017, the Traditional Bank recorded a $907,000 nonrecurring impairment charge for a property the Company began marketing for sale.

Tax Refund Solutions segment

TRS’s noninterest expense increased $563,000, or 5%, during the first nine months of 2018 compared to the same period in 2017 primarily due to a $580,000 increase in salaries and benefits expense. Annual merit increases and additional staff added during the previous 12 months to support growth primarily drove the increase in salaries and benefits expense.

Republic Credit Solutions segment

RCS’s noninterest expense increased $1.3 million, or 55%, during the first nine months of 2018 compared to the same period in 2017,  primarily due to higher salary expense resulting from growth within RCS programs and contingent loss reserves.

COMPARISON OF FINANCIAL CONDITION AT September 30, 2018 AND December 31, 2017

Table 12 — Loan Portfolio Composition

(in thousands)	September 30, 2018	December 31, 2017

Traditional Banking:
Residential real estate:
Owner occupied	$913,228	$921,565
Owner occupied - correspondent*	99,096	116,792
Nonowner occupied	232,306	205,081
Commercial real estate	1,214,804	1,207,293
Construction & land development	174,043	150,065
Commercial & industrial	387,766	341,692
Lease financing receivables	15,229	16,580
Home equity	332,690	347,655
Consumer:
Credit cards	19,151	16,078
Overdrafts	983	974
Automobile loans	62,179	65,650
Other consumer	38,940	20,501
Total Traditional Banking	3,490,415	3,409,926
Warehouse lines of credit*	560,814	525,572
Total Core Banking	4,051,229	3,935,498

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	292	11,648
Republic Credit Solutions	84,674	66,888
Total Republic Processing Group	84,966	78,536

Total loans**	4,136,195	4,014,034
Allowance for loan and lease losses	(43,824)	(42,769)

Total loans, net	$4,092,371	$3,971,265

*  Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $122 million, or 3%, during 2018 to $4.1 billion at September 30, 2018. The following were the most significant components comprising the change in loans by reportable segment:

Traditional Banking segment

Traditional Banking loans increased $80 million, or 2%, during the first nine months of 2018. Growth was primarily concentrated in commercial purpose loans, which is the Company’s primary sales focus for on-balance sheet loan growth. C&I, nonowner-occupied residential real estate, and C&D portfolios experienced growth of $46 million, $27 million, and $24 million, respectively, during the first nine months of 2018. Additionally, a $17 million increase in loans collateralized by consumer aircraft drove an $18 million increase in other consumer loans during the first nine months of 2018.

The Bank’s owner occupied residential real estate loans, including correspondent loans, declined $26 million in total. These category fluctuations were generally in-line with the Company’s overall long-term loan growth strategy, which is to reduce the Bank’s reliance on residential real estate loans for balance sheet growth and to rely more on commercial purpose loans for future growth. While the Company does currently intend to reduce its reliance on owner occupied residential real estate loans for future balance sheet growth, it also continues to make plans to expand its agency-eligible volume of first mortgage residential real estate loans, which it intends to sell into the secondary market in order to generate fee income.

Warehouse Lending segment

Outstanding Warehouse loans increased $35 million from December 31, 2017 to September 30, 2018. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the third quarter of 2015. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Republic Credit Solutions segment

RCS loans increased $18 million from December 31, 2017 to September 30, 2018 driven primarily by the addition of $17 million in hospital receivables during the first nine months of 2018.

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

The Company’s Allowance increased $1 million, or 2%, from December 31, 2017 to $44 million at September 30, 2018 and decreased one basis point to 1.06% of total gross loans. The following is an analysis of the Allowance by reportable segment:

Traditional Banking segment

The Traditional Banking Allowance increased $1 million to $30 million and the Allowance to total Traditional Bank loans increased one basis point to 0.86% when comparing September 30, 2018 to December 31, 2017. As historical losses within the Traditional Banking segment have remained relatively stable and low for a sustained period, no material changes to its reserve percentages were required for the first nine months of 2018.

Warehouse Lending segment

The Warehouse Allowance increased to $1.4 million and the Allowance to total Warehouse loans remained at 0.25% when comparing September 30, 2018 to December 31, 2017. As of September 30, 2018, Warehouse had not incurred any historical losses, and as a result, its Allowance was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first nine months of 2018.

Republic Credit Solutions segment

The RCS Allowance decreased $1 million from December 31, 2017 to $12 million at September 30, 2018, with the decrease driven by $2.3 million of reserves released for RCS’s credit card program upon reclassification of this portfolio to held-for-sale in September 2018. The release of reserves for the credit card program was partially offset by additional reserves during the first nine months of 2018 for growth in RCS’s line-of-credit program. The Allowance to total RCS loans decreased to 14.58% at September 30, 2018 from 18.85% at December 31, 2017, with the released reserves for RCS’s credit card program also driving down the Allowance to total loans.

RCS maintained an Allowance for two distinct credit products at September 30, 2018, including its subprime line-of-credit product and its healthcare-receivables product. At September 30, 2018, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for the healthcare-receivables portfolio to as high as 38% for the subprime line-of-credit portfolio. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard” and PCI-Substandard (“PCI-Sub”) are considered “Classified.” Loans rated “Special Mention” or PCI Group 1 (“PCI-1”) are considered Special Mention. The Bank’s Classified and Special Mention loans remained at approximately $49 million from December 31, 2017 to September 30, 2018.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 13 — Classified and Special Mention Loans

(in thousands)	September 30, 2018	December 31, 2017

Loss	$—	$—
Doubtful	—	—
Substandard	22,809	21,202
Purchased Credit Impaired - Substandard	1,623	1,771
Total Classified Loans	24,432	22,973

Special Mention	22,648	23,813
Purchased Credit Impaired - Group 1	1,337	1,833
Total Special Mention Loans	23,985	25,646

Total Classified and Special Mention Loans	$48,417	$48,619

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $10 million and $6 million at September 30, 2018 and December 31, 2017. Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.42% at September 30, 2018 from 0.38% at December 31, 2017, as the total balance of nonperforming loans increased by $2 million, or 15%, while total loans increased $122 million, or 3%, during the first nine months of 2018.

Table 14 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	September 30, 2018	December 31, 2017

Loans on nonaccrual status*	$17,015	$14,118
Loans past due 90-days-or-more and still on accrual**	254	956
Total nonperforming loans	17,269	15,074
Other real estate owned	70	115
Total nonperforming assets	$17,339	$15,189

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.42%	0.38%
Nonperforming assets to total loans (including OREO)	0.42	0.38
Nonperforming assets to total assets	0.33	0.30

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.42%	0.36%
Nonperforming assets to total loans (including OREO)	0.42	0.36
Nonperforming assets to total assets	0.33	0.28

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Approximately $13 million, or 75%, of the Bank’s total nonperforming loans at September 30, 2018, compared to $11 million, or 71%, as of December 31, 2017, were concentrated in the residential real estate category, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $3 million, or 19%, of the Bank’s total nonperforming loans at September 30, 2018, compared to $3 million, or 22%, at December 31, 2017 were concentrated in the CRE and C&D portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 15 — Nonperforming Loan Composition

	September 30, 2018		December 31, 2017
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$11,208	1.23%	$9,230	1.00%
Owner occupied - correspondent	386	0.39	—	—
Nonowner occupied	681	0.29	257	0.13
Commercial real estate	3,165	0.26	3,247	0.27
Construction & land development	55	0.03	67	0.04
Commercial & industrial	629	0.16	—	—
Lease financing receivables	—	—	—	—
Home equity	769	0.23	1,217	0.35
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	98	0.16	68	0.10
Other consumer	29	0.07	51	0.25
Total Traditional Banking	17,020	0.49	14,137	0.41
Warehouse lines of credit	—	—	—	—
Total Core Banking	17,020	0.42	14,137	0.36

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	249	0.29	937	1.40
Total Republic Processing Group	249	0.29	937	1.19

Total nonperforming loans	$17,269	0.42%	$15,074	0.38%

Table 16 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	108	$5,035	10	$2,057	3	$4,116	121	$11,208
Owner occupied - correspondent	—	—	1	386	—	—	1	386
Nonowner occupied	3	180	—	—	1	501	4	681
Commercial real estate	4	217	3	708	2	2,240	9	3,165
Construction & land development	1	55	—	—	—	—	1	55
Commercial & industrial	—	—	2	629	—	—	2	629
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	17	399	3	370	—	—	20	769
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	4	98	—	—	—	—	4	98
Other consumer	17	46	—	—	—	—	17	46
Total Traditional Banking	154	6,030	19	4,150	6	6,857	179	17,037
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	154	6,030	19	4,150	6	6,857	179	17,037

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	954	249	—	—	—	—	954	249
Total Republic Processing Group	954	249	—	—	—	—	954	249

Total	1,108	$6,279	19	$4,150	6	$6,857	1,133	$17,286

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	102	$4,903	14	$2,760	1	$1,567	117	$9,230
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	156	1	101	—	—	6	257
Commercial real estate	2	112	3	767	2	2,368	7	3,247
Construction & land development	1	67	—	—	—	—	1	67
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	26	615	4	602	—	—	30	1,217
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	68	—	—	—	—	3	68
Other consumer	12	51	—	—	—	—	12	51
Total Traditional Banking	151	5,972	22	4,230	3	3,935	176	14,137
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	151	5,972	22	4,230	3	3,935	176	14,137

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	13,536	937	—	—	—	—	13,536	937
Total Republic Processing Group	13,536	937	—	—	—	—	13,536	937

Total	13,687	$6,909	22	$4,230	3	$3,935	13,712	$15,074

Table 17 — Rollforward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Nonperforming loans at the beginning of the period	$18,360	$15,802	$15,074	$16,059
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,425	3,408	6,787	6,978
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,438)	(3,050)	(3,041)	(6,660)
Principal balance paydowns of loans nonperforming at both period ends	(587)	(354)	(849)	(734)
Net change in principal balance of other loans nonperforming at both period ends*	(474)	575	(685)	738

Nonperforming loans at the end of the period	$17,286	$16,381	$17,286	$16,381

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 18 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Loans charged-off	$(14)	$(230)	$(43)	$(239)
Loans transferred to OREO	(224)	(84)	(409)	(556)
Loans refinanced at other institutions	(2,019)	(1,217)	(2,168)	(2,553)
Loans returned to accrual status	(181)	(1,519)	(421)	(3,312)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,438)	$(3,050)	$(3,041)	$(6,660)

Based on the Bank’s review at September 30, 2018, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.43% at September 30, 2018, from 0.35% at December 31, 2017.

Core Bank delinquent loans to total Core Bank loans increased to 0.29% from December 31, 2017 to September 30, 2018. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2018 and December 31, 2017 were on nonaccrual status.

Table 19 — Delinquent Loan Composition*

	September 30, 2018		December 31, 2017
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$7,464	0.82%	$4,782	0.52%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	603	0.26	146	0.07
Commercial real estate	1,442	0.12	1,727	0.14
Construction & land development	332	0.19	67	0.04
Commercial & industrial	28	0.01	15	0.00
Lease financing receivables	—	—	—	—
Home equity	1,419	0.43	1,221	0.35
Consumer:
Credit cards	143	0.75	74	0.46
Overdrafts	259	26.35	233	23.92
Automobile loans	92	0.15	60	0.09
Other consumer	58	0.15	135	0.66
Total Traditional Banking	11,840	0.34	8,460	0.25
Warehouse lines of credit	—	—	—	—
Total Core Banking	11,840	0.29	8,460	0.21

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	5,986	7.07	5,641	8.43
Total Republic Processing Group	5,986	7.05	5,641	7.18

Total delinquent loans	$17,826	0.43%	$14,101	0.35%

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 20 — Rollforward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Delinquent loans at the beginning of the period	$13,132	$9,013	$14,101	$8,958
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	7,077	4,164	7,952	5,715
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,942)	(3,297)	(4,465)	(4,709)
Principal balance paydowns of loans delinquent at both period ends	(64)	(31)	(151)	(89)
Net change in principal balance of other loans delinquent at both period ends*	1,623	2,177	389	2,151
Delinquent loans at the end of period	$17,826	$12,026	$17,826	$12,026

*Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 21 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Loans charged-off	$(22)	$(198)	$(50)	$(83)
Loans transferred to OREO	(224)	(84)	(342)	(526)
Loans refinanced at other institutions	(2,301)	(1,736)	(1,961)	(2,143)
Loans paid current	(1,395)	(1,279)	(2,112)	(1,957)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,942)	$(3,297)	$(4,465)	$(4,709)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $45 million at September 30, 2018 compared to $46 million at December 31, 2017, a decrease of $1 million during the first nine months of 2018.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition, and ability and willingness to service the modified debt. As of September 30, 2018, the Bank had $35 million in TDRs, of which $10 million were also on nonaccrual status. As of December 31, 2017, the Bank had $35 million in TDRs, of which $6 million were also on nonaccrual status.

Table 22 — Impaired Loan Composition

(in thousands)	September 30, 2018	December 31, 2017

Troubled debt restructurings	$34,713	$34,637
Impaired loans (which are not TDRs)	10,525	10,979
Total recorded investment in impaired loans	$45,238	$45,616

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Table 23 — Deposit Composition

(in thousands)	September 30, 2018	December 31, 2017

Core Bank:
Demand	$932,474	$944,812
Money market accounts	662,122	546,998
Savings	191,619	182,800
Individual retirement accounts(1)	52,447	47,982
Time deposits, $250 and over(1)	81,197	77,891
Other certificates of deposit(1)	229,074	189,661
Reciprocal money market and time deposits(1)(2)	292,103	373,242
Brokered deposits(1)	21,770	46,089
Total Core Bank interest-bearing deposits	2,462,806	2,409,475
Total Core Bank noninterest-bearing deposits	1,056,916	988,537
Total Core Bank deposits	3,519,722	3,398,012

Republic Processing Group ("RPG"):
Money market accounts	418	1,641
Total RPG interest-bearing deposits	418	1,641

Brokered prepaid card deposits	4,207	1,509
Other noninterest-bearing deposits	42,338	31,996
Total RPG noninterest-bearing deposits	46,545	33,505
Total RPG deposits	46,963	35,146

Total deposits	$3,566,685	$3,433,158

(1)	Represents a time deposit.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

Total Company deposits increased $134 million, or 4%, from December 31, 2017 to $3.6 billion at September 30, 2018. Total Company interest-bearing deposits increased $52 million, or 2%, while total Company noninterest bearing deposits increased $81 million, or 8%. The growth in interest-bearing deposits was negatively impacted by the payoff of $50 million in wholesale brokered money market accounts during the second quarter of 2018.  The Company’s commercial and corporate accounts drove deposit growth during the first nine months of 2018 driven largely by success from the its commercial Treasury Management department.

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

SSUARs decreased approximately $40 million, or 20%, during the first nine months of 2018, driven by a $44 million decrease for one corporate client. The substantial majority of SSUARs are indexed to immediately repricing indices such as the Federal Funds Target Rate.

Federal Home Loan Bank Advances

The Company’s FHLB advances decreased $23 million, or 3%, from December 31, 2017 to $715 million at September 30, 2018. Approximately $88 million of term advances with a weighted average rate of 1.46% matured during the first nine months of 2018, with these funds partially replaced by $65 million in additional overnight advances.  As of September 30, 2018, the Company paid 2.21% on its overnight advances compared to 1.42% as of December 31, 2017.

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

See Footnote 11 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 117% at September 30, 2018 and 120% at December 31, 2017. The December 31, 2017 ratio was recasted for the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, which provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria. At September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents on-hand of $366 million and $299 million. In addition, the Bank had available borrowing capacity of $347 million and $347 million from the FHLB at September 30, 2018 and December 31, 2017. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $252 million and $326 million as of September 30, 2018 and December 31, 2017 and unsecured lines of credit totaling $125 million available through various other financial institutions as of September 30, 2018 and December 31, 2017.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of available-for-sale debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2018 and December 31, 2017, these pledged investment securities had a fair value of $259 million and $263 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2018, the Bank had approximately $979 million in deposits from 151 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $519 million, or 15%, of the Company’s total deposit balances at September 30, 2018. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-

cost internet-sourced deposits. Based on past experience, utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically during each quarter, has fallen short of its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors. As of September 30, 2018, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future. It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Total stockholders’ equity increased from $632 million at December 31, 2017 to $677 million at September 30, 2018. The increase in stockholders’ equity was primarily attributable to net income earned during 2018 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2018, RB&T could, without prior approval, declare dividends of approximately $100 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 12.82% at September 30, 2018 compared to 13.02% at December 31, 2017. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in Trust Preferred Securities (“TPS”). The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on October 1, 2018 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 24 — Capital Ratios

	As of September 30, 2018		As of December 31, 2017
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$745,822	16.79%	$694,369	16.04%
Republic Bank & Trust Company	640,825	14.44	591,592	13.69

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$661,998	14.90%	$612,315	14.15%
Republic Bank & Trust Company	597,001	13.46	548,823	12.70

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$701,998	15.80%	$651,600	15.06%
Republic Bank & Trust Company	597,001	13.46	548,823	12.70

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$701,998	13.81%	$651,600	13.21%
Republic Bank & Trust Company	597,001	11.75	548,823	11.15

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

As of September 30, 2018, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. Since December 2015, the Federal Open Market Committee has incrementally raised the FFTR, with further guidance suggesting that increases to the FFTR were more likely than not for 2018.

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2018 and ending September 30, 2019 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes Traditional Bank loan fees.

Table 25 — Bank Interest Rate Sensitivity

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at September 30, 2018	(3.6)%	2.0%	2.6%	2.8%	2.5%
% Change from base net interest income at December 31, 2017	(4.6)%	3.8%	4.8%	5.4%	5.4%

The Bank’s dynamic simulation model run for September 2018 projected improvement in the Bank’s net interest income relative to the Base case for the Up 100 through the Up 400 scenarios, with the improvement in these scenarios lower but within a reasonable range of the projected improvement reflected in the same scenarios for the December 2017 simulation. The Bank’s dynamic simulation model run for September 2018 and December 2017 projected a decline in the Bank’s net interest income relative to the Base case  for the Down 100 scenario.

For additional discussion regarding the Bank’s net interest income, see the section titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017).”

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2018 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	—	$—	—	223,696

The Company did not repurchase any shares during the third quarter of 2018. Additionally, there were no shares exchanged for stock option exercises during the third quarter of 2018. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2018, the Company had 223,696 shares that could be repurchased under its current share repurchase programs.

During the third quarter of 2018, there were 1,498 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017, (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 9, 2018		/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: November 9, 2018		/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer