Form 10-K
period 2018-12-31
REPUBLIC BANCORP INC /KY/
filed 2019-03-15
CIK 921557

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $445,663,266 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 15,  2019 was 18,680,709 and 2,212,487.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2019 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Form 10-K.  You may find it helpful to refer to this page as you read this report.

Acronym or Abbreviation	Definition	Acronym or Abbreviation	Definition	Acronym or Abbreviation	Definition

ACH	Automated Clearing House	EVP	Executive Vice President	OREO	Other Real Estate Owned
AFS	Available for Sale	FCRA	Fair Credit Reporting Act	Patriot Act	U.S. Patriot Act
Allowance	Allowance for Loan and Lease Losses	FASB	Financial Accounting Standards Board	PCI	Purchased Credit Impaired
AML	Anti-Money Laundering	FDIA	Federal Deposit Insurance Act	PCI-1	PCI - Group 1
AOCI	Accumulated Other Comprehensive Income	FDICIA	Federal Deposit Insurance Corporation Improvement Act	PCI-Sub	PCI - Substandard
ARM	Adjustable Rate Mortgage	FFTR	Federal Funds Target Rate	Prime	The Wall Street Journal Prime Interest Rate
ASC	Accounting Standards Codification	FHA	Federal Housing Administration	Provision	Provision for Loan and Lease Losses
ASU	Accounting Standards Update	FHC	Financial Holding Company	PSU	Performance Stock Unit
ATM	Automated Teller Machine	FHLB	Federal Home Loan Bank	QM	Qualified Mortgage
ATR	Ability to Repay	FHLMC	Federal Home Loan Mortgage Corporation	R&D	Research and Development
Basic EPS	Basic earnings per Class A Common Share	FICO	Fair Isaac Corporation	RB&T / the Bank	Republic Bank & Trust Company
BHC	Bank Holding Company	FNMA	Federal National Mortgage Association	RBCT	Republic Bancorp Capital Trust
BHCA	Bank Holding Company Act	FOMC	Federal Open Market Committee	RCS	Republic Credit Solutions
BOLI	Bank Owned Life Insurance	FRA	Federal Reserve Act	Republic / the Company	Republic Bancorp, Inc.
BPO	Brokered Price Opinion	FRB	Federal Reserve Bank	RESPA	Real Estate Settlement Procedures Act
BSA	Bank Secrecy Act	FTE	Full Time Equivalent	ROA	Return on Average Assets
C&D	Construction and Development	FTP	Funds Transfer Pricing	ROE	Return on Average Equity
C&I	Commercial and Industrial	GAAP	Generally Accepted Accounting Principles in the United States	RPG	Republic Processing Group
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009	GLBA	Gramm-Leach-Bliley Act	RPS	Republic Payment Solutions
CCAD	Commercial Credit Administration Department	HEAL	Home Equity Amortizing Loan	RT	Refund Transfer
CDI	Core Deposit Intangible	HELOC	Home Equity Line of Credit	S&P	Standard and Poor's
CEO	Chief Executive Officer	HMDA	Home Mortgage Disclosure Act	SAC	Special Asset Committee
CFO	Chief Financial Officer	HTM	Held to Maturity	SBA	Small Business Administration
CFPB	Consumer Financial Protection Bureau	IRS	Internal Revenue Service	SEC	Securities and Exchange Commission
CFTC	Commodity Futures Trading Commission	ITM	Interactive Teller Machine	SERP	Supplemental Executive Retirement Plan
CMO	Collateralized Mortgage Obligation	KDFI	Kentucky Department of Financial Institutions	SSUAR	Securities Sold Under Agreements to Repurchase
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LIBOR	London Interbank Offered Rate	SVP	Senior Vice President
CRA	Community Reinvestment Act	LPO	Loan Production Office	TCJA	2017 Tax Cuts and Jobs Act
CRE	Commercial Real Estate	LTV	Loan to Value	TDR	Troubled Debt Restructuring
DIF	Deposit Insurance Fund	MBS	Mortgage Backed Securities	The Captive	Republic Insurance Services, Inc.
Diluted EPS	Diluted earnings per Class A Common Share	MPP	Mortgage Purchase Program	TILA	Truth in Lending Act
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	TPS	Trust Preferred Securities
DTA	Deferred Tax Assets	NASDAQ	NASDAQ Global Select Market®	TRS	Tax Refund Solutions
DTL	Deferred Tax Liabilities	NA	Not Applicable	TRUP	TPS Investment
EA	Easy Advance	NM	Not Meaningful	USDA	U.S. Department of Agriculture
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OCI	Other Comprehensive Income	VA	U.S. Department of Veterans Affairs
EFTA	Electronic Fund Transfers Act	OFAC	Office of Foreign Assets Control	Warehouse	Warehouse Lending
ESPP	Employee Stock Purchase Plan

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

As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term the “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term the “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc.

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

Broadly speaking, forward-looking statements include:

•	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure, or other financial items;
•	descriptions of plans or objectives for future operations, products, or services;
•	forecasts of future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	new information concerning the impact of the TCJA;
•	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	natural disasters impacting Company operations;
•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	the Company’s ability to qualify for future R&D federal tax credits;

•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

PART I

Item 1. Business.

Republic is a financial holding company headquartered in Louisville, Kentucky. Republic is the parent company of the Bank and the Captive. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States. The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

RBCT is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic.

As of December 31, 2018, Republic had 45 full-service banking centers and one LPO with locations as follows:

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

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2018, Republic had total assets of $5.2 billion, total deposits of $3.5 billion, and total stockholders’ equity of $690 million. Based on total assets as of December 31, 2018, Republic ranked as the largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

Website Access to Reports

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge through its website, www.republicbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference, unless that information is otherwise specifically referenced elsewhere in this report. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

General Business Overview

As of December 31, 2018,  the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

(I)  Traditional Banking segment

As of December 31, 2018 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending —  Through its retail banking centers, its Correspondent Lending channel and its Internet Banking channel, the Bank originates single family, residential real estate loans.  In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner occupied property.  During 2018, the Bank changed the marketing of its HELOCs, still utilizing a promotional rate product, but charging a nominal level of closing costs.  Under the terms of the promotional product during 2018, clients received a fixed interest rate for 12 months at the prevailing Prime Rate minus 0.25% (at time of application).  At the expiration of the promotional rate period, rates are adjusted to an index based on Prime. In the fourth quarter of 2018, the Bank reverted to a no closing costs promotion as a result of decreased volume throughout the first half of the year, coupled with an increased interest rate environment.

For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through the Correspondent Lending and Internet Banking channels are generally secured by owner occupied collateral located outside of the Bank’s market footprint.

The Bank offers single family, first lien residential real estate, ARMs with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a higher interest rate for its ARMs if the property is not owner occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest rate periods generally ranging from five to ten years, with demand dependent upon market conditions.  In general, ARMs containing longer fixed rate periods have historically been more attractive to the Bank’s clients in a relatively low rate environment, while ARMs with shorter fixed rate periods have historically been more attractive to the Bank’s clients in a relatively high rate environment.  While there is no requirement for clients to refinance their loans at the end of the fixed rate period, clients have historically done so the majority of the time, as most clients are interest rate risk averse on their first mortgage loans.

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate may be originated with an LTV up to 90% and a combined LTV up to 100%.  The Bank also offers a 100% LTV product for home purchase transactions within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans.  Except for the HEAL product under $150,000, the Bank requires mortgagee’s title insurance on single family, first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and, when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

Single family, first lien residential ARMs originated prior to January 10, 2014 generally contain an early termination penalty. Effective January 10, 2014, with the implementation of the ATR Rule, the Bank eliminated early termination penalties for subsequently originated ARMs.

Single family, first lien residential real estate loans with fixed rate periods of 15, 20, and 30 years are primarily sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained.  Loans sold into the secondary market, along with their corresponding MSRs, are included as a component of the Company’s Mortgage Banking segment, as discussed elsewhere in this filing.  The Bank, as it has in the past, may retain such longer-term fixed rate loans from time to time in the future to help combat market compression.  Any such loans retained on balance sheet would be reported as a component of the Traditional Banking segment.

The Bank does, on occasion, purchase single family, first lien residential real estate loans made to low-to-moderate income borrowers and/or secured by property located in low-to-moderate income areas in order to meet its obligations under the CRA. In connection with loan purchases, the Bank receives various representations and warranties from the sellers regarding the quality and characteristics of the loans.

Commercial Lending — The Bank conducts commercial lending activities primarily through Corporate Banking, Commercial Lending, Business Banking, and Retail Banking channels.

In general, commercial lending credit approvals and processing are prepared and underwritten through the Bank’s CCAD.  Clients are generally located within the Bank’s market footprint, or in an adjacent area to the market footprint.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions.  The Bank has a focus on C&I lending and CRE lending, specifically owner occupied.  The targeted C&I credit size for client relationships is typically between $2 million to $10 million, with higher targets, $10 million to $25 million for large Corporate Banking borrowers of higher credit quality.

C&I loans typically include those secured by general business assets, which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor.  Credit facilities include annually renewable lines of credit and term loans with maturities typically from three to five years and may also involve financial covenant requirements. These requirements are monitored by the Bank’s CCAD. Underwriting for C&I loans is based on the borrower’s capacity to repay these loans from operating cash flows, typically measured by EBITDA, with capital strength, collateral and management experience also important underwriting considerations.

Corporate Banking focuses on larger C&I and CRE opportunities.  For CRE loans, Corporate Banking focuses on stabilized CRE with low leverage and strong cash flows.  Borrowers are generally single-asset entities and loan sizes typically range from $10 million to $25 million.  Primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. The majority of interest rates offered are based on LIBOR; however, this is expected to change in the coming years when LIBOR is discontinued.  Fixed rate terms of up to 10 years are available to borrowers by utilizing interest rate swaps.  In some cases, limited or non-recourse (of owners) loans will be issued, with such cases based upon the capital position, cash flows, and stabilization of the borrowing entity.

Commercial Lending focuses on medium size C&I and CRE opportunities.  Borrowers are generally single-asset entities and loan sizes typically range from $5 million to $10 million.  As with Corporate Banking, the primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. Interest rates offered are based on both fixed and variable interest rate formulas.

The Bank’s CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions and other types of commercial use property.

The Business Banking Department, and to some extent the Bank’s Retail Banking group, focuses on locally based small-to-medium sized businesses in the Bank’s market footprint with annual revenues between $1 million and $20 million, and borrowings between $2 million and $5 million. The needs of these clients range from expansion or acquisition financing, equipment financing, owner-occupied real estate financing, and operating lines of credit.  The Bank’s lenders utilize all appropriate programs of the SBA to reduce credit risk exposure.  In 2018, the Bank became an SBA Preferred Lending Partner, which allows the Bank to underwrite and approve its own SBA loans in an expedited manner.  Additionally, the Bank looks to make loans to real estate investors for various types of investment properties, including rental homes and apartments, shopping centers, office buildings, and loans to various not-for-profit agencies located within the Bank’s market footprint.  The targeted credit size for a relationship in this area is between $500,000 and $5 million.

Construction and Land Development Lending — To a lesser extent, the Bank originates business loans for the construction of both single-family residential properties and commercial properties (apartment complexes, shopping centers, office buildings).  While not a focus for the Bank, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

Single family residential construction loans are made in the Bank’s market area to established homebuilders with solid financial records. The majority of these loans are made for “contract” homes, which the builder has already pre-sold to a homebuyer.  The duration of these loans is generally less than 12 months and repaid at the end of the construction period from the sale of the constructed property.  Some loans are made on “speculative” homes, which the builder does not have pre-sold to a homebuyer but expects to execute a contract to sell during the construction period.  These speculative homes are considered necessary to have in inventory for homebuilders, as not all homebuyers want to wait during the construction period to purchase and move into a newly built home.  Generally, the Bank will require a larger amount of equity from the builder when financing a speculative home compared to a contract home due to the increased risk of failing to sell the underlying property in a reasonable period.

Commercial construction loans are made in the Bank’s market to established commercial builders with solid financial records.  Typically, these loans are made for investment properties and have tenants pre-committed for some or all of the space.  Some projects may begin as speculative, with the builder contracting to lease or sell the property during the construction period.  Generally, commercial construction loans are made for the duration of the construction period and slightly beyond and will either convert to permanent financing with the Bank or with another lender at or before maturity.

Construction-to-permanent loans are another type of construction-related financing offered by the Bank.  These loans are made to borrowers who are going to build a property and retain it for ownership after construction completion.  The construction phase is handled just like all other construction loans, and the permanent phase offers similar terms to a permanent CRE loan, while allowing the borrower a one-time closing process at loan origination.  These loans are offered on both owners occupied and non-owner occupied CRE properties.

Consumer Direct Lending — Through its Consumer Direct Lending channel, formerly named its Internet Lending channel, the Bank accepts online loan applications for its RB&T branded products through its website at www.republicbank.com.  Historically, the majority of loans originated through its Consumer Direct Lending channel have been within the Bank’s traditional markets of Kentucky, Florida and Indiana.  Other states where loans are marketed include Alabama, Arizona, California, Colorado, Georgia, Illinois, Michigan, Minnesota, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Washington, Wisconsin, and Virginia, as well as, the District of Columbia.

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

Consumer Lending — Traditional Banking consumer loans made by the Bank include home improvement and home equity loans, other secured and unsecured personal loans, and credit cards. Except for home equity loans, which are actively marketed in conjunction with single family, first lien residential real estate loans, other Traditional Banking consumer loan products (not including products offered through Republic Processing Group), while available, are not and have not been actively promoted in the Bank’s markets.

Dealer Services —  The Bank offers dealer-floor-plan loans and consumer-indirect automobile loans through its Dealer Services Department. Dealer-floor-plan loans are commercial lines of credit to automobile dealers secured by the dealer’s current inventory of vehicles, typically in or around the Bank’s market footprint. The Indirect Automobile program involves establishing relationships with automobile dealers and obtaining consumer automobile loans in a low-cost delivery method.

Aircraft Lending — Also included in the Bank’s Dealer Services Department is the Aircraft Lending Division.  First offered by the Bank in October 2017, aircraft loans typically range in amounts from $55,000 to $1,000,000, with terms up to 20 years, to purchase or refinance a piston aircraft (non-jet aircraft), along with engine overhauls and avionic upgrades. The aircraft loan program is open to all states, except for Alaska and Hawaii.

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

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank —  In October 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform.  MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly liquid interest-bearing bank accounts.

Private Banking — The Bank provides financial products and services to high net worth individuals through its Private Banking department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of this clientele.

Treasury Management Services — The Bank provides various deposit products designed for commercial business clients located throughout its market footprint. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation, and ACH processing are additional services offered to commercial businesses through the Bank’s Treasury Management department.

Internet Banking — The Bank expands its market penetration and service delivery of its RB&T brand by offering clients Internet Banking services and products through its website, www.republicbank.com.

Mobile Banking — The Bank allows clients to easily and securely access and manage their accounts through its mobile banking application.

Other Banking Services — The Bank also provides title insurance and other financial institution-related products and services.

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

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

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

With the assistance of an independent third party, the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs using groupings of the underlying loans based on predominant risk characteristics. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs would be expected to increase, as prepayment speeds on the underlying loans would be expected to decline.

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

RTs are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned by the Company on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. First offered by TRS in 2016, the EA had the following features during its 2018, 2017, and 2016 offering periods:

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations. For the first quarter 2019 tax season, the Company modified the EA product offering to increase the maximum advance amount and to also charge a direct fee to the taxpayer-customer. The annual percentage rate to the taxpayer for his or her portion of the EA fee is less than 36% for all EA offering amounts.

See additional discussion regarding the EA product under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Loan and Lease Losses”

Republic Payment Solutions division

Through the RPS division of the TRS segment, the Bank is an issuing bank offering general-purpose-reloadable prepaid cards through third-party service providers.

For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and, as the majority of the cards issued are through TRS relationships, will be reported as part of the TRS segment. The RPS division will not be classified a separate reportable segment until such time, if any, that it meets reporting thresholds.

See additional discussion regarding the TRS segment under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 24 “Segment Information”

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through Elevate Credit, Inc., its third-party servicer provider. RCS sells 90% of the balances generated within two business days of loan origination to a special purpose entity related to Elevate Credit, Inc. and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS credit-card product – From the fourth quarter of 2015 through the first quarter of 2018, the Bank piloted a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to a special purpose entity related to its third-party marketer/servicer and retained the remaining 10% interest. During the fourth quarter of 2018, the Bank and its third-party marketer/servicer finalized an agreement to sell 100% of the existing portfolio to an unrelated third party. The sale of the RCS credit-card portfolio receivables was settled in January 2019.

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

•

RCS installment loan product – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market monthly.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently originated loans under this program, while the two parties evaluated the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from held for sale on the balance sheet into the held-for-investment category and revalued these loans accordingly.

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

Employees

As of December 31, 2018, Republic had 1,051 FTE employees. Altogether, Republic had 1,038 full-time and 26 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that it has had and continues to have good employee relations.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market footprint in originating loans, attracting deposits, and selling other banking related financial services. Through its national branchless banking platform, MemoryBank, the Bank competes for digital and mobile clients in select pilot markets under the MemoryBank brand. Through its Correspondent Lending channel, the Bank also competes to acquire newly originated mortgage loans from select mortgage companies on a national basis. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies, fintech companies, and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee, and Ohio and in other states where the Bank offers its products. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs or ITMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The primary factors in competing for bank products are convenient locations and ATMs, ITMs, flexible hours, deposit interest rates, services, internet banking, mobile banking, range of lending services offered, and lending fees. Additionally, the Bank believes that an emphasis on highly personalized service tailored to individual client needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Bank’s ability to compete successfully in its market footprint.

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

Mortgage Banking

The Bank competes with mortgage bankers, mortgage brokers, and financial institutions for the origination and funding of mortgage loans. Many competitors have branch offices in the same areas where the Bank’s loan officers operate. The Bank also competes with mortgage companies whose focus is often on telemarketing and Consumer Direct lending.

Tax Refund Solutions

The TRS segment encounters direct competition for RT and EA market share from a limited number of banks in the industry.  The Bank promotes these products to Tax Providers using various revenue-share and pricing incentives, as well as product features and overall service levels.

Republic Payment Solutions

The prepaid card industry is subject to intense and increasing competition. The Bank competes with a number of companies that market different types of prepaid card products, such as general-purpose-reloadable, gift, incentive, and corporate disbursement cards. There is also competition from large retailers who are seeking to integrate more financial services into their product offerings.

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

New entrants to the small dollar consumer loan market must successfully implement underwriting and fraud prevention processes, overcome consumer brand loyalty, and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states across the United States.

Supervision and Regulation

The Company and the Bank are separate and distinct entities and are subject to extensive federal and state banking laws and regulations, which establish a comprehensive framework of activities in which the Company and the Bank may engage.  These laws and regulations are primarily intended to provide protection to clients and depositors, not stockholders.

The Company is limited under the BHCA to banking, managing or controlling banks, and other activities that the FRB has determined to be closely related to banking. The Company, a BHC, elected to become an FHC under the GLBA, allowing it to engage in a broader range of activities that are (i) financial in nature or incidental to financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.  The FRB conducts periodic examinations to review the Company’s safety and soundness, and compliance with various legal and safety and soundness requirements.  As an umbrella supervisor under the GLBA's system of functional regulation, the FRB requires that FHCs operate in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions.

The Bank is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the KDFI. The Bank also operates physical locations in Florida, Indiana, Ohio, and Tennessee; originates and purchases loans on a national basis; and accepts deposits on a national basis through its MemoryBank digital brand. All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC.  The Bank is subject to restrictions, requirements, potential enforcement actions and examinations by the FDIC and KDFI. The FRB’s regulation of the Company with monetary policies and operational rules directly impact the Bank.  The Bank is a member of the FHLB System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Agency. Regulation by each of these agencies is intended primarily for the protection of the Bank’s depositors and the DIF and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under federal and state consumer protection laws applicable to the Bank’s lending, deposit,  and other activities. An adverse ruling or finding against the Company or the Bank under these laws could have a material adverse effect on results of operations.

The Company and the Bank are also subject to the regulations of the CFPB, which was established under the Dodd-Frank Act.  The CFPB has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank.  The CFPB does not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority remains with the FDIC although the Bank may be required to submit reports or other materials to the CFPB upon its request. Notwithstanding jurisdictional limitations set forth in the Dodd-Frank Act, the CFPB and federal banking regulators may endeavor to work jointly in investigating and resolving cases as they arise.

Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the KDFI, the CFPB or state or federal legislation, could have a material adverse impact on Company operations.

Regulators also have broad enforcement powers over banks and their holding companies, including, but not limited to:  the power to mandate or restrict particular actions, activities, or divestitures; impose monetary fines and other penalties for violations of laws and regulations; issue cease and desist or removal orders; seek injunctions; publicly disclose such actions; and prohibit unsafe or unsound practices. This authority includes both informal and formal actions to effect corrective actions and/or sanctions. In addition, the Bank is subject to regulation and potential enforcement actions by other state and federal agencies.

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

The Dodd-Frank Act

The Dodd-Frank Act, among other things, implemented changes that affected the oversight and supervision of financial institutions, provided for a new resolution procedure for large financial companies, created the CFPB, introduced more stringent regulatory capital requirements and significant changes in the regulation of OTC derivatives, reformed the regulation of credit rating agencies, increased controls and transparency in corporate governance and executive compensation practices, incorporated the Volcker Rule, required registration of advisers to certain private funds, and influenced significant changes in the securitization market.

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”).  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  Notably, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt.

Incentive Compensation — In 2010, the FRB and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps but contains certain principles that companies are required to follow with respect to employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The FRB monitors compliance with this guidance as part of its safety and soundness oversight.

In 2016, the FRB, SEC, and other regulators jointly published proposed rules on incentive compensation under Section 956 of the Dodd-Frank Act. The proposed rules are intended to (i) prohibit incentive-based payment arrangements that the banking regulators determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.  The Company and the Bank would be Level 3 covered institutions under the proposed rules because both have average total consolidated assets between $1 billion and $50 billion. As a Level 3 covered institution, the Company and the Bank would only be subject to the most basic set of prohibitions and requirements, which prohibit “excessive compensation, fees, or benefits” or any compensation agreement that “could lead to material financial loss.”

The proposed rules would also require that the Company’s board of directors, or a committee thereof, conduct oversight of its incentive-based compensation program and approve incentive-based compensation arrangements for senior executive officers. Additionally, the Company and the Bank would be required to create and maintain records that document the structure of all the incentive-based compensation arrangements, demonstrate compliance with the final rules, and disclose those records to the appropriate Federal regulator upon request. In July 2017, the SEC released its rulemaking agenda and did not include the rules under Section 956 of the Dodd-Frank Act. As a result, it is not certain when the final rules may be issued.

Volcker Rule — In December 2013, the final Volcker Rule provision of the Dodd-Frank Act was approved and implemented by the FRB, the FDIC, the SEC, and the CFTC (collectively, the “Agencies”). The Volcker Rule aims to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making, and hedging activities. U.S. banks are restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. Affected institutions were required to fully conform to the Volcker Rule by July 21, 2015.  As of the date of this filing, the Bank has been and is in compliance with the Volcker Rule.

I.The Company

Source of Strength Doctrine — Under FRB policy, a BHC is expected to act as a source of financial strength to its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A BHC may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and any applicable cross-guarantee provisions that may apply to the Company. In addition, any capital loans by the Company to its bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. FRB policies and regulations also prohibit bank holding companies from engaging in unsafe and unsound banking practices. The FDIC and the KDFI have similar restrictions with respect to the Bank.

Acquisitions — The Company is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In addition, the Bank must obtain regulatory approval before entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the BHC, its subsidiaries and related banks, and the target bank involved, the convenience and needs of the communities to be served and various competitive and other factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA (as defined below). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their designated communities, specifically including low-to-moderate income persons and neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized, adequately managed, has a satisfactory or better CRA rating, and is not subject to any regulatory restrictions, the Company may purchase a bank, subject to regulatory approval. Similarly, an adequately capitalized and adequately managed BHC located outside of Kentucky, Florida, Indiana, Ohio or Tennessee may purchase a bank located inside Kentucky, Florida, Indiana, Ohio or Tennessee subject to appropriate regulatory approvals. In either case, however, state law restrictions may be placed on the acquisition of a bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits. For example, Kentucky law prohibits a BHC from acquiring control of banks located in Kentucky if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky.

The BHCA and the Change in Bank Control Act also generally require the approval of the Federal Reserve before any person or company acquiring control of a state bank or BHC. Acquiring control conclusively occurs if immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 25% or more of any class.  Acquiring control is refutably presumed if, immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 10% or more of any class, and (i) the institution has registered securities under Section 12 of the Securities Exchange Act of 1934; or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

Financial Activities — As an FHC, the Company is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for an FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, an FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A BHC may elect to become an FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the CRA. The Dodd-Frank Act also extended the well capitalized and well managed requirement to the BHC. To maintain FHC status, the Company must continue to meet certain requirements. The failure to meet such requirements could result in material restrictions on the activities of the Company and may also adversely affect the Company’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

II.The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky chartered bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank in Kentucky, a state bank, state thrift, or state savings association operating in any other state, a federal savings bank or a federal thrift meeting the qualified thrift lender test engages, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Safety and Soundness – The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth safety and soundness standards that the federal banking regulatory agencies use to identify and address problems at FDIC member institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, the FDIC may require the Bank to submit to it an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans in response to any such determination. We are not aware of any conditions relating to these safety and soundness standards that would require us to submit a plan of compliance to the FDIC.

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all banks not meeting these criteria requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the proposed branch must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. As a result of several legislative acts including the Dodd-Frank Act, the Bank, along with any other national or state-chartered bank generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

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

The FRB promulgated Regulation W to implement Sections 23A and 23B of the FRA. This regulation contains many of the foregoing restrictions and addresses derivative transactions, overdraft facilities, and other transactions between a bank and its non-bank affiliates.

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

In addition to assessments for deposit insurance premiums, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financial Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the last Financial Corporation bonds mature in 2019.

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

Effective July 1, 2016, the FDIC revised the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. This revision changed the assessment method to the financial ratios method, which is based on a statistical model estimating the probability of failure of a bank over three years. The FDIC also updated the financial measures used in the financial ratios method consistent with the statistical model, eliminated risk categories for established small banks, and used the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating). The initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points. Total base assessment rates after possible adjustments were reduced from 2.5 to 45 basis points to 1.5 to 40 basis points. Management cannot predict what insurance assessment rates will be in the future.

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

Anti-Money Laundering, Patriot ACT; OFAC Sanctions – AML measures and economic sanctions have long been a matter of regulatory focus in the U.S. The Currency and Foreign Transactions Reporting Act of 1970, commonly referred to as the "Bank Secrecy Act" or "BSA," requires U.S. financial institutions to assist U.S. government agencies to detect and prevent money laundering by imposing various reporting and recordkeeping requirements on financial institutions. Passage of the Patriot Act renewed and expanded this focus, extending greatly the breadth and depth of AML measures required under the BSA. The Patriot Act requires all financial institutions to establish certain anti-money laundering compliance and due diligence programs, including enhanced due diligence policies, procedures, and controls for certain types of relationships deemed to pose heightened risks. In cooperation with federal banking regulatory agencies, the Financial Crimes Enforcement Network is responsible for implementing, administering, and enforcing BSA compliance.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage. Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the Department of Justice, against banks, broker-dealers and non-bank financial institutions with respect to these laws and some have resulted in substantial penalties, including criminal pleas.

Consumer Laws and Regulations — The Dodd-Frank Act established the CFPB in order to regulate any person who offers or provides personal, family or household financial products or services. The CFPB is an independent “watchdog” within the Federal Reserve System to enforce and create “Federal consumer financial laws.” Banks as well as nonbanks are subject to any rule, regulation or guideline created by the CFPB. Congress established the CFPB to create one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act.  The Bank is  subject to a number of federal and state consumer protection laws, including, but not limited to, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Military Lending Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, and these laws’ respective state-law counterparts, among many others.  Moreover, as discussed in more detail below, we further comply with fair lending and privacy laws.

The CFPB is authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The authority to prohibit “abusive” acts or practices was newly added to federal law with the passage of the Dodd-Frank Act. The CFPB has engaged in rulemaking and taken enforcement actions that directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its divisions, and is expected to adopt a regulation related to the definition of “abusive” acts or practices in the near future.  Depository institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer protection laws and regulations by their primary bank regulators (the FDIC for the Bank), rather than the CFPB.  The FDIC also regulates what it considers unfair and deceptive practices under Section 5 of the Federal Trade Commission Act.

Such laws and regulations and the other consumer protection laws and regulations to which the Bank has been subject have historically mandated certain disclosure requirements and regulated the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers. The continued effect of the CFPB on the development and promulgation of consumer protection rules and guidelines and the enforcement of federal “consumer financial laws” on the Bank, if any, cannot be determined with certainty at this time.

Community Reinvestment Act and the Fair Lending Laws – Banks have a responsibility under the CRA and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the FDIC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. Failure by the Bank to fully comply with these laws could result in material penalties being assessed against the Bank.  In May 2018, the Bank received a “Satisfactory” CRA Performance Evaluation. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

Privacy and Data Security – The FRB, FDIC, and other bank regulatory agencies have adopted guidelines (the “Guidelines) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  If the Bank fails to properly safeguard customer information or is the subject of a successful cyber-attack, it could result in material fines and/or liabilities that would materially affect the Company’s results of operations.

In addition, various U.S. regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations and regulations. The Company has adopted a customer information security program that has been approved by the Company’s Board of Directors.

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures.  In addition to the GLBA, the Company and the Bank are also subject to state and international privacy laws.

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

Depositor Preference — The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the parent BHC, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions — FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same BHC, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same BHC that is in danger of default. “Default” generally means the appointment of a conservator or receiver. “In danger of default” generally means the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, the Bank is the only insured depository institution controlled by the Company. However, if the Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into eleven federally chartered regional FHLBs that are regulated by the Federal Housing Finance Agency. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single-family residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their MPP. The Bank has never sold loans to the MPP.

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

Loans to Insiders — The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit to insiders in excess of certain limits must be approved by the Bank’s Board of Directors.

Capital Adequacy Requirements

Capital Guidelines — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators.  Regulatory guidelines are established by the FRB in the case of the Company and the FDIC in the case of the Bank.  The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. In addition to the risk-based capital guidelines, the FRB used a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 Capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

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

Banking regulators have categorized the Bank as well-capitalized. For purposes of prompt corrective action, “well capitalized” banks must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer phased in from 2016 through 2019 on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

As of December 31, 2018 and 2017, the Company’s capital ratios were as follows:

	2018		2017
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$757,726	16.80%	$694,369	16.04%
Republic Bank & Trust Company	654,258	14.52	591,592	13.69

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$673,051	14.92%	$612,315	14.15%
Republic Bank & Trust Company	609,583	13.53	548,823	12.70

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$713,051	15.81%	$651,600	15.06%
Republic Bank & Trust Company	609,583	13.53	548,823	12.70

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$713,051	14.11%	$651,600	13.21%
Republic Bank & Trust Company	609,583	12.06	548,823	11.15

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

In addition, a BHC may face significant consequences if its bank subsidiary fails to maintain the required capital and management ratings, including entering into an agreement with the FRB that imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require an FHC, such as the Company, to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that an FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies, or require the FHC to decertify as an FHC. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHCA without prior FRB approval. Unless the period for compliance is extended by the FRB, if an FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of notice to the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a BHC that has not elected to be treated as an FHC. The Company is currently classified as an FHC.

Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Other Regulation and Legislative Initiatives

Any change in the regulations affecting the Bank’s operations is not predictable and could affect the Bank’s operations and profitability.  The U.S. Congress and state legislative bodies also continually consider proposals for altering the structure, regulation, and competitive relationships of financial institutions. It cannot be predicted whether, or in what form, any of these potential proposals or regulatory initiatives will be adopted, the impact the proposals will have on the financial institutions industry or the extent to which the business or financial condition and operations of the Company and its subsidiaries may be affected.

Statistical Disclosures

The statistical disclosures required by Part I Item 1 “Business” are located under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in Republic’s common stock is subject to risks inherent in its business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this filing. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however, many are described in the other sections of this Annual Report on Form 10-K.

ACCOUNTING POLICIES/ESTIMATES, ACCOUNTING STANDARDS, AND INTERNAL CONTROL

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

The Bank may experience goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2018 as of September 30, 2018. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

Changes in accounting standards could materially impact the Company’s financial statements. The FASB may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations.  In addition, those who interpret the accounting standards, such as the SEC, the banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or conclusions regarding how various standards should be applied. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company recasting, or possibly restating, prior period financial statements. See additional discussion regarding accounting standard updates in Part II Item 8 “Financial Statements and Supplemental Data” under the section titled “Accounting Standards Updates.”

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

TRADITIONAL BANK LENDING AND THE ALLOWANCE

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

The Bank’s financial condition and earnings could be negatively impacted to the extent the Bank relies on borrower information that is false, misleading or inaccurate. The Bank relies on the accuracy and completeness of information provided by vendors, clients and other parties in deciding whether to extend credit, or enter into transactions with other parties. If the Bank relies on incomplete and/or inaccurate information, the Bank may incur additional charge-offs that adversely affect its operating results and financial condition.

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

The Bank is highly dependent upon programs administered by the FHLMC and the FNMA.  Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect its business, financial position, results of operations and cash flows. The Bank’s ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by Freddie Mac and Fannie Mae. These entities play powerful roles in the residential mortgage industry, and the Bank has significant business relationships with them. The Bank’s status as an approved seller/servicer for both is subject to compliance with their selling and servicing guides.

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

Loans originated out of the Bank’s market footprint by non-Republic representatives will inherently carry additional credit risk from potential fraud due to the increased level of third-party involvement on such loans.  In addition, the Bank will also experience an increase in complexity for customer service and the collection process, given the number of different state laws the Bank could be subject to from loans purchased throughout the U.S. As of December 31, 2018, the Bank’s Correspondent Lending channel maintained loans with collateral in 25 different states, with the largest concentration of 74% from the state of California.

Failure to appropriately manage the additional risks related to this lending channel could lead to reduced profitability and/or operating losses through this origination channel.

Loans originated through the Bank’s Consumer Direct Lending channel will subject the Bank to credit and regulatory risks that the Bank does not have through its historical origination channels. The dollar volume of loans originated through the Bank’s Consumer Direct Lending channel is expected to be increasingly out-of-market.  Loans originated out of the Bank’s market footprint inherently carry additional credit risk, as the Bank will experience an increase in the complexity of the customer authentication requirements for such loans.  Failure to appropriately identify the end-borrower for such loans could lead to fraud losses.  Failure to appropriately manage these additional risks could lead to reduced profitability and/or operating losses through this origination channel.  In addition, failure to appropriately identify the end-borrower could result in regulatory sanctions resulting from failure to comply with various customer identification regulations.

BANK OWNED LIFE INSURANCE

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. At December 31, 2018, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

The Company may lose Warehouse clients due to mergers and acquisitions in the industry. The Bank’s Warehouse clients are primarily mortgage companies across the United States. Mergers and acquisitions affecting such clients may lead to an end to the client relationship with the Bank. The loss of a significant number of clients may materially impact the Company’s results of operations.

REPUBLIC PROCESSING GROUP

The Company’s lines of business and products not typically associated with traditional banking expose earnings to additional risks and uncertainties. The RPG operations are comprised of two reportable segments: TRS and RCS.

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

TAX REFUND SOLUTIONS

The TRS segment represents a significant operational risk, and if the Bank were unable to properly service this business, it could materially impact earnings. In order to process its business, the Bank must implement and test new systems, as well as train new employees. The Bank relies heavily on communications and information systems to operate the TRS segment. Any failure, sustained interruption or breach in security, including the cyber security, of these systems could result in failures or disruptions in client relationship management and other systems. Significant operational problems could also cause a material portion of the Bank’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing the Bank’s revenue without a corresponding decrease in expenses.

The Bank’s EA and RT products represent a significant third-party management risk, and if RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. TRS and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T’s third-party service providers or failure of RB&T to properly monitor  the compliance of its third-party service providers with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.  Such penalties could also include the discontinuance of any and all third-party program manager products and services.

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

EAs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its EAs, it would materially, negatively impact earnings. There is credit risk associated with an EA because the funds are disbursed to the taxpayer customer prior to RB&T receiving the taxpayer customer’s refund as claimed on the return.  Because there is no recourse to the taxpayer customer if the EA is not paid off by the taxpayer customer’s tax refund, RB&T must collect all of its payments related to EAs through the refund process. Losses will generally occur on EAs when RB&T does not receive payment due to a number of reasons, such as IRS revenue protection strategies, including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to

RB&T during its underwriting process. While RB&T’s underwriting during the EA approval process takes these factors into consideration based on prior years’ payment patterns, if the IRS significantly alters its revenue protection strategies, if refund payment patterns for a given tax season meaningfully change, if the federal government fails to timely deliver refunds, or if RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those projected.  The provision for loan losses is a significant determining factor of the RPG operations’ overall net earnings.

Changes to the EA’s product parameters by management could have a material negative impact on the performance of the EA. In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations.

Due diligence measures implemented by the federal and state governments, which delay the timing of individual tax refund payments or possibly deny those individual payments outright, could present an increased credit risk to the Company. To protect against fraudulent tax returns, the federal government and many state governments have enacted laws and procedures that provide for additional due diligence by the applicable governmental authority prior to issuing an income tax refund.  This additional due diligence has generally driven longer periods between the filing of a tax return and the receipt of the corresponding refund. The federal government, specifically as a result of the Protecting Americans from Tax Hikes Act of 2015, announced that taxpayers filing tax returns with certain characteristics will not receive their corresponding refunds before February 15.  These funding delays will negatively impact the Company’s ability to make mid-season modifications to its EA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all EAs will have been issued prior to February 15. In addition, these enhanced due diligence measures implemented by the federal and state governments could prevent the taxpayer’s refund from being issued altogether. These governmental changes by themselves, or in combination with management’s changes to EA product parameters, could have a material negative impact on the performance of the EA product and therefore on the Company’s financial condition and results of operations if the loss rate on the EA product increases materially.

REPUBLIC CREDIT SOLUTIONS

Consumer loans originated through the RCS segment represent a higher credit risk than Traditional Bank loans.  RCS originates a short-term line-of-credit product, sells 90% of the balances maintained through this product within two days of balance origination and retains a 10% interest. This product is unsecured and made to borrowers with below prime credit scores, therefore representing an elevated credit risk.  The loss rates for this product has consistently been higher than Traditional Bank loss rates for unsecured consumer loans. A material increase in RCS loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations.

RCS revenues and earnings are highly concentrated in its line-of-credit product.  For the year ended December 31, 2018, RCS’s revenues and earnings were concentrated in one line-of-credit product. Through the Bank, RCS works with Elevate Credit, Inc. to market, originate and service this line-of-credit product.  The discontinuation of this line-of-credit product would have a material adverse effect on the Bank’s financial condition and results of operations.

RCS loans represent a significant compliance and regulatory risk, and if the Company fails to comply with all statutory and regulatory requirements it could have a material negative impact on the Company’s earnings. Federal and state laws and regulations govern numerous matters relating to the offering of RCS loans. Failure to comply with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on the Company’s earnings.

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

A pause in the FOMC’s increases to short-term interest rates may lead to reduced profitability. The FOMC of the FRB has periodically increased short-term interest rates since 2015.  These increases have been generally positive for the Bank’s net interest margin and overall profitability, as the Bank has been able to reprice its interest-earning assets higher and at a faster pace than it has repriced its interest-bearing deposits.  This lag effect occurs because many banks have deposit accounts whose rates are decision-based and not tied to a specific market-based index, while most interest earning assets are tied to a specific market-based index.  If the FOMC does not continue to increase short-term interest rates in the future, but leaves them unchanged, the Bank’s net interest margin and profitability may be negatively impacted because the yield on the Bank’s interest-earning assets may remain stagnant, while the cost of its interest-bearing deposits continues to rise as competition for deposits forces many banks to decide to raise deposit rates higher for liquidity and/or growth purposes.  A rise in the Bank’s cost of interest-bearing deposits without a corresponding increase in the yield on its interest-earning assets would have an adverse effect on the Bank’s net interest margin and overall results of operations.

A flattening or inversion of the interest rate yield curve may reduce profitability. Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could reduce the Bank’s net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because the Bank’s interest-bearing liabilities tend to be shorter in duration than its interest-earning assets, when the yield curve flattens or even inverts, the Bank’s net interest margin could decrease as its cost of funds rises higher and at a faster pace than the yield on its interest-earning assets.  A rise in the Bank’s cost of interest-bearing liabilities without a corresponding increase in the yield on its interest-earning assets, would have an adverse effect on the Bank’s net interest margin and overall results of operations.

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

GOVERNMENT REGULATION / ECONOMIC FACTORS

The Company is significantly impacted by the regulatory, fiscal, and monetary policies of federal and state governments that could negatively impact the Company’s liquidity position and earnings. These policies can materially affect the value of the Company’s financial instruments and can also adversely affect the Company’s clients and their ability to repay their outstanding loans. In addition, failure to comply with laws, regulations or policies, or adverse examination findings, could result in significant penalties, negatively impact operations, or result in other sanctions against the Company. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the U.S. Its policies determine, in large part, the Company’s cost of funds for lending and investing and the return the Company earns on these loans and investments, all of which impact net interest margin.

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

The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security. The Company is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out directly against the Company, or against the Company’s clients or vendors by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. While the Company has not incurred any material losses related to cyber-attacks, the Bank may incur substantial costs and suffer other negative consequences if the Bank, the Bank’s clients, or one of the Bank’s third-party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cyber security protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

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

New lines of business or new products and services may subject the Company to additional risks. From time to time, the Company may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition. All service offerings, including current offerings and those that may be provided in the future, may become riskier due to changes in economic, competitive and market conditions beyond the Company’s control.

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

The Company’s ability to successfully complete acquisitions will affect its ability to grow and compete effectively in its market footprint. The Company has announced plans to pursue a policy of growth through acquisitions to supplement internal growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for many acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, the Company’s competitors have significantly greater resources than the Company has, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. The Company intends to continue to pursue acquisition opportunities in its market footprint. The risks presented by the acquisition of other financial institutions could adversely affect the Bank’s financial condition and results of operations.

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

REPUBLIC INSURANCE SERVICES, INC.

Transactions between the Company and its insurance subsidiary, the Captive, may be subject to certain IRS responsibilities and penalties. The Company’s Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as a group of other third-party insurance captives for which insurance may not be available or economically feasible.  The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed similar in nature to transactions between the Company and the Captive may be deemed “transactions of interest” because such transactions may have potential for tax avoidance or evasion.  If the IRS ultimately concludes such transactions do create tax avoidance or evasion issues, the Company could be subject to the payment of penalties and interest.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2018, Republic had 32 banking centers located in Kentucky, seven banking centers located in Florida, three banking centers in Indiana, two banking centers and a loan production office in Tennessee, and one banking center in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L(1)
601 West Market Street, Louisville	57,000	L(1)
661 South Hurstbourne Parkway, Louisville	42,000	L(1)
9600 Brownsboro Road, Louisville	15,000	L(1)
5250 Dixie Highway, Louisville	5,000	O/L(2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L(2)
9101 U.S. Highway 42, Prospect	3,000	O/L(2)
11330 Main Street, Middletown	6,000	O/L(2)
3902 Taylorsville Road, Louisville	4,000	O/L(2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L(2)
5125 New Cut Road, Louisville	4,000	O/L(2)
4808 Outer Loop, Louisville	4,000	O/L(2)
438 Highway 44 East, Shepherdsville	4,000	O/L(2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	2,000	L

Lexington
3098 Helmsdale Place	5,000	O/L(2)
3608 Walden Drive	4,000	O/L(2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Elizabethtown, 1690 Ring Road	4,000	L

Frankfort, 100 Highway 676	3,000	O/L(2)

Georgetown, 430 Connector Road	5,000	O/L(2)

Shelbyville, 1614 Midland Trail	6,000	L(2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
9037 U.S. Highway 19, Port Richey	3,000	L
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd., Seminole	3,000	O
11502 North 56th Street, Temple Terrace	3,000	L
6906 E. Fowler Avenue, Temple Terrace, FL 33617	2,088	L
1300 North West Shore Blvd. Suite 150, Tampa	3,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
2034 Richard Jones Road, Nashville	3,000	L

Tennessee Loan Production Office:
8 Cadillac Drive, Brentwood	4,000	L

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	64,000	L(1)

Closed Banking Centers Currently Marketed for Sale:
9100 Hudson Avenue, Hudson, FL	4,000	O
5800 38th Avenue North, St. Petersburg, FL	3,000	O
3320 E. Bay Drive, Largo, FL	3,000	O

(1)

Locations are leased from partnerships in which the Company’s Chairman and Chief Executive Officer, Steven E. Trager, its Vice Chairman and President, A. Scott Trager, or family members of Steven E. Trager and A. Scott Trager, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 20 “Transactions with Related Parties and Their Affiliates.”

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

At February 15, 2019, the Company’s Class A Common Stock was held by 605 shareholders of record and the Class B Common Stock was held by 103 shareholders of record. Republic’s Class A Common Stock is traded on the NASDAQ under the symbol “RBCAA.” There is no established public trading market for the Company’s Class B Common Stock.

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

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 13 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2018, the trustee held 222,850 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2018 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—
November 1 - November 30	5,695	44.82	5,695
December 1 - December 31	14,100	40.54	14,100
Total	19,795	$41.77	19,795	203,901

During 2018, the Company repurchased 19,795 shares and there were no shares exchanged for stock option exercises. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2018, the Company had 203,901 shares which could be repurchased under its current share repurchase programs.

During 2018, there were approximately 30,137 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the S&P 500 Index. The graph covers the period beginning December 31, 2013 and ending December 31, 2018. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2013. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2014	2015	2016	2017	2018

Republic Class A
Common Stock (RBCAA)	$100.00	$103.85	$114.39	$176.44	$173.58	$180.66
NASDAQ Bank Index	100.00	104.92	114.20	157.56	166.16	138.50
S&P 500 Index	100.00	114.27	113.02	130.04	157.22	144.79

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2014 through 2018. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands)	2018	2017	2016	2015	2014

Balance Sheet Data:

Cash and cash equivalents	$351,474	$299,351	$289,309	$210,082	$72,878
Investment securities	543,771	591,458	534,139	555,785	481,348
Loans held for sale	21,809	16,989	15,170	4,597	6,388
Gross loans	4,148,227	4,014,034	3,810,778	3,326,610	3,040,495
Allowance for loan and lease losses	(44,675)	(42,769)	(32,920)	(27,491)	(24,410)
Goodwill	16,300	16,300	16,300	10,168	10,168
Bank owned life insurance	64,883	63,356	61,794	52,817	51,415
Total assets	5,240,404	5,085,362	4,816,309	4,230,289	3,747,013
Noninterest-bearing deposits	1,003,969	1,022,042	971,952	634,863	502,569
Interest-bearing deposits	2,452,176	2,411,116	2,188,740	1,852,614	1,555,613
Total deposits	3,456,145	3,433,158	3,160,692	2,487,477	2,058,182
Securities sold under agreements to repurchase and other short-term borrowings	182,990	204,021	173,473	395,433	356,108
Federal Home Loan Bank advances	810,000	737,500	802,500	699,500	707,500
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	4,550,470	4,452,938	4,211,903	3,653,742	3,188,282
Total stockholders’ equity	689,934	632,424	604,406	576,547	558,731

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$255,708	$188,427	$130,889	$68,847	$118,803
Investment securities, including FHLB stock	542,258	574,027	572,599	546,655	525,748
Gross loans, including loans held for sale	4,094,918	3,831,406	3,568,383	3,174,234	2,738,304
Allowance	(47,774)	(39,202)	(29,880)	(25,570)	(23,067)
Total assets	5,130,628	4,826,208	4,485,829	3,982,840	3,559,617
Noninterest-bearing deposits	1,147,432	1,073,181	894,049	651,275	553,929
Interest-bearing deposits	2,445,385	2,267,663	2,058,592	1,714,214	1,510,201
Total interest-bearing liabilities	3,268,860	3,091,970	2,964,981	2,734,561	2,432,153
Total stockholders’ equity	666,979	628,329	597,463	574,766	557,378

Income Statement Data - Total Company:

Total interest income	$256,181	$218,778	$173,992	$142,432	$132,377
Total interest expense	30,123	20,258	17,938	18,462	19,604
Net interest income	226,058	198,520	156,054	123,970	112,773
Provision for loan and lease losses	31,368	27,704	14,493	5,396	2,859
Total noninterest income	63,425	58,414	57,509	47,994	42,519
Total noninterest expense	163,852	150,844	130,107	113,324	108,118
Income before income tax expense	94,263	78,386	68,963	53,244	44,315
Income tax expense	16,411	32,754	23,060	18,078	15,528
Net income	77,852	45,632	45,903	35,166	28,787

Income Statement Data - Core Bank(1):

Total interest income	$203,764	$179,986	$156,252	$139,155	$132,014
Total interest expense	27,238	19,284	17,831	18,424	19,571
Net interest income	176,526	160,702	138,421	120,731	112,443
Provision for loan and lease losses	3,568	3,773	3,945	3,065	3,392
Total noninterest income	35,380	32,410	33,350	28,441	24,607
Total noninterest expense	144,162	132,794	116,190	101,184	96,451
Income before income tax expense	64,176	56,545	51,636	44,923	37,207
Income tax expense	9,986	23,097	16,777	15,066	12,875
Net income	54,190	33,448	34,859	29,857	24,332

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2018	2017	2016	2015	2014

Per Share Data:

Basic weighted average shares outstanding	20,960	20,921	20,942	20,861	20,804
Diluted weighted average shares outstanding	21,065	21,007	20,954	20,942	20,899
Period-end shares outstanding:
Class A Common Stock	18,675	18,607	18,615	18,652	18,603
Class B Common Stock	2,213	2,243	2,245	2,245	2,245
Basic earnings per share:
Class A Common Stock	$3.76	$2.21	$2.22	$1.70	$1.39
Class B Common Stock	3.41	2.01	2.02	1.55	1.32
Diluted earnings per share:
Class A Common Stock	$3.74	$2.20	$2.22	$1.70	$1.38
Class B Common Stock	3.40	2.00	2.01	1.54	1.32
Cash dividends declared per share:
Class A Common Stock	$0.968	$0.869	$0.825	$0.781	$0.737
Class B Common Stock	0.880	0.790	0.750	0.710	0.670

Market value per share at December 31,	$38.72	$38.02	$39.54	$26.41	$24.72
Book value per share at December 31,(2)	33.03	30.33	28.97	27.59	26.80
Tangible book value per share at December 31,(2)	31.98	29.27	27.89	26.87	26.08

Performance Ratios:

Return on average assets	1.52%	0.95%	1.02%	0.88%	0.81%
Return on average equity	11.67	7.26	7.68	6.12	5.16
Efficiency ratio(3)	57	59	61	66	70
Yield on average interest-earning assets	5.24	4.76	4.07	3.76	3.91
Cost of average interest-bearing liabilities	0.92	0.66	0.60	0.68	0.81
Cost of average deposits(4)	0.47	0.29	0.21	0.19	0.19
Net interest spread	4.32	4.10	3.47	3.08	3.10
Net interest margin - Total Company	4.62	4.32	3.65	3.27	3.33
Net interest margin - Core Bank	3.70	3.55	3.30	3.24	3.35

Capital Ratios - Total Company:

Average stockholders’ equity to average total assets	13.00%	13.02%	13.32%	14.43%	15.66%
Total risk-based capital	16.80	16.04	16.37	20.58	22.17
Common equity tier 1 capital	14.92	14.15	14.59	18.39	NA
Tier 1 risk-based capital	15.81	15.06	15.55	19.69	21.28
Tier 1 leverage capital	14.11	13.21	13.54	14.82	15.92
Dividend payout ratio	26	39	37	46	53
Dividend yield	2.50	2.29	2.09	2.96	2.98

Other Information:

Period-end FTEs(5) - Total Company	1,051	997	938	785	723
Period-end FTEs - Core Bank	968	915	869	726	672
Number of banking centers	45	45	44	40	41

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014

Credit Quality Data and Ratios:

Credit Quality Asset Balances:

Nonperforming Assets - Total Company:
Loans on nonaccrual status	$15,993	$14,118	$15,892	$21,712	$23,337
Loans past due 90-days-or-more and still on accrual	145	956	167	224	322
Total nonperforming loans	16,138	15,074	16,059	21,936	23,659
Other real estate owned	160	115	1,391	1,220	11,243
Total nonperforming assets	$16,298	$15,189	$17,450	$23,156	$34,902

Nonperforming Assets - Core Bank(1):
Loans on nonaccrual status	$15,993	$14,118	$15,892	$21,712	$23,337
Loans past due 90-days-or-more and still on accrual	13	19	85	224	322
Total nonperforming loans	16,006	14,137	15,977	21,936	23,659
Other real estate owned	160	115	1,391	1,220	11,243
Total nonperforming assets	$16,166	$14,252	$17,368	$23,156	$34,902

Delinquent loans:
Delinquent loans - Core Bank	$8,875	$8,460	$6,821	$11,485	$15,710
Delinquent loans - RPG(6)	7,087	5,641	2,137	246	141
Total delinquent loans - Total Company	$15,962	$14,101	$8,958	$11,731	$15,851

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.39%	0.38%	0.42%	0.66%	0.78%
Nonperforming assets to total loans (including OREO)	0.39	0.38	0.46	0.70	1.14
Nonperforming assets to total assets	0.31	0.30	0.36	0.55	0.93
Allowance to total loans	1.08	1.07	0.86	0.83	0.80
Allowance to nonperforming loans	277	284	205	125	103
Delinquent loans to total loans(7)	0.38	0.35	0.24	0.35	0.52
Net loan charge-offs to average loans	0.72	0.47	0.25	0.07	0.05

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.40%	0.36%	0.42%	0.66%	0.78%
Nonperforming assets to total loans (including OREO)	0.40	0.36	0.46	0.70	1.15
Nonperforming assets to total assets	0.32	0.28	0.36	0.55	0.93
Allowance to total loans	0.78	0.77	0.74	0.78	0.80
Allowance to nonperforming loans	197	213	175	118	103
Delinquent loans to total loans	0.22	0.21	0.18	0.35	0.52
Net charge-offs to average loans	0.06	0.04	0.05	0.05	0.08

Item 6.  Selected Financial Data. (continued)

(1)	“Core Bank” or “Core Banking” operations consist of the Traditional Banking, Warehouse Lending and Mortgage Banking segments.

See Footnote 24 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments that constitute the Company’s Core Banking operations.

(2)

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity in accordance with applicable regulatory requirements, a non-GAAP measure. The Company provides the tangible book value per share, another non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

December 31, (dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Total stockholders' equity - GAAP (a)	$689,934	$632,424	$604,406	$576,547	$558,731
Less: Goodwill	16,300	16,300	16,300	10,168	10,168
Less: Mortgage servicing rights	4,919	5,044	5,180	4,912	4,813
Less: Core deposit intangible	654	858	1,070	—	—
Tangible stockholders' equity - Non-GAAP (c)	$668,061	$610,222	$581,856	$561,467	$543,750

Total assets - GAAP (b)	$5,240,404	$5,085,362	$4,816,309	$4,230,289	$3,747,013
Less: Goodwill	16,300	16,300	16,300	10,168	10,168
Less: Mortgage servicing rights	4,919	5,044	5,180	4,912	4,813
Less: Core deposit intangible	654	858	1,070	—	—
Tangible assets - Non-GAAP (d)	$5,218,531	$5,063,160	$4,793,759	$4,215,209	$3,732,032

Total stockholders' equity to total assets - GAAP (a/b)	13.17%	12.44%	12.55%	13.63%	14.91%
Tangible stockholders' equity to tangible assets - Non-GAAP (c/d)	12.80%	12.05%	12.14%	13.32%	14.57%

Number of shares outstanding (e)	20,888	20,850	20,860	20,897	20,848

Book value per share - GAAP (a/e)	$33.03	$30.33	$28.97	$27.59	$26.80
Tangible book value per share - Non-GAAP (c/e)	31.98	29.27	27.89	26.87	26.08

(3)

The efficiency ratio, a non-GAAP measure, equals total noninterest expense divided by the sum of net interest income and noninterest income. The ratio excludes net gains (losses) on sales, calls and impairment of investment securities, if applicable.

(4)	The cost of average deposits ratio equals total interest expense on deposits divided by total average interest-bearing deposits plus total average noninterest-bearing deposits.

(5)	FTEs – Full-time-equivalent employees.

(6)	RPG operations consist of the TRS and RCS segments.

(7)

The delinquent loans to total loans ratio equals loans 30-days-or-more past due divided by total loans. Depending on loan class, loan delinquency is determined by the number of days or the number of payments past due.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements include the accounts of Republic (the “Parent Company”) and its wholly-owned subsidiaries, the Bank and the Captive. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term the “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term the “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part II Item 8 “Financial Statements and Supplementary Data.”

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the United States. The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company.  The Captive provides property and casualty insurance coverage to the Company and the Bank as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

RBCT is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	new information concerning the impact of the TCJA;
•	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	natural disasters impacting Company operations;
•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;

•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	the Company’s ability to qualify for future R&D federal tax credits;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to the Company’s financial statements of issued-but-not-yet-effective ASUs, see Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Republic believes its critical accounting policies and estimates relate to the following:

•	Allowance and Provision
•	Goodwill and Other Intangible Assets
•	Mortgage Servicing Rights
•	Income Tax Accounting
•	Investment Securities

Allowance and Provision —  The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

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

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or BPOs for loans with potential impairment. Updated valuations for commercial-related credits exhibiting an increased risk of loss are typically obtained within one year of the previous valuation. Collateral values for delinquent residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts such stale valuations primarily based on age of valuation and market conditions of the underlying collateral.

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

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•	Current year to date historical loss factor average
•	Rolling four quarter average

•	Rolling eight quarter average
•	Rolling twelve quarter average
•	Rolling sixteen quarter average
•	Rolling twenty quarter average
•	Rolling twenty-four quarter average
•	Rolling twenty-eight quarter average
•	Rolling thirty-two quarter average
•	Rolling thirty-six quarter average
•	Rolling forty quarter average

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

Management’s Evaluation of the Allowance

Management evaluates the Allowance for its more traditional Core Banking operations differently than its non-traditional RPG operations. Core Banking operations consist of the Company’s Traditional Banking, Warehouse Lending and Mortgage Banking segments. RPG operations consist of the Company’s TRS and RCS segments.

For Core Banking operations, management performs two calculations at year-end in order to confirm the reasonableness of its Allowance. In the first calculation, management compares the beginning Allowance to the net charge-offs for the most recent calendar year. The ratio of net charge-offs to the beginning-of-year Allowance indicates how adequately the beginning-of-year Allowance accommodated subsequent charge-offs. Higher ratios suggest the beginning-of-year Allowance may not have been large enough to absorb impending charge-offs, while inordinately low ratios might indicate the accumulation of excessive allowances. The Core Bank’s net charge-off ratio to the beginning-of-year Allowance was 7% at December 31, 2018 compared to 6% at December 31, 2017. The Core Bank’s five-year annual average for this ratio was 7% as of December 31, 2018. Management believes the Core Bank’s net charge-off ratio to beginning Allowance was within a reasonable range at December 31, 2018 and 2017.

For the second calculation, management assesses the Core Bank’s Allowance exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning-of-year Allowance in the form of actual charge-offs. Management believes an exhaustion rate that indicates a reasonable Allowance is in a range of five to twelve years. The Core Bank’s Allowance exhaustion rates at December 31, 2018 and 2017 were 8.4 years and 10.0 years compared to the five-year annual average of 7.2 years as of

December 31, 2018. Management believes the Core Bank’s Allowance exhaustion rates were within a reasonable range at December 31, 2018 and 2017.

Based on management’s calculation, a Core Bank Allowance of $32 million, or 0.78% of total loans and leases, was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2018 compared to $30 million, or 0.77%, at December 31, 2017. This estimate resulted in Core Banking Provision of $3.6 million during 2018 compared to $3.8 million in 2017. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank Allowance and the resulting effect on the income statement could be material.

The RPG Allowance at December 31, 2018 and 2017 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% of the balances within two days of loan origination, and retains a 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

RCS’s short-term line-of-credit product represented 36% and 42%  of the RCS held-for-investment loan portfolio at December 31, 2018 and 2017.  For this product, management conducted an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance through September 30, 2018.  Subsequent to September 30, 2018, management conducted an analysis of its line-of-credit product using a method similar to that employed for pooled loans collectively evaluated, as described above.  This change in method of analysis did not a have a material impact on the Allowance calculated for RCS’s line-of-credit product as of December 31, 2018, September 30, 2018 or December 31, 2017. For RCS’s other products, the Allowance is and has been traditionally estimated using a method similar to that employed for pooled loans collectively evaluated, as described above.

RPG maintained an Allowance for two loan products offered through its RCS segment at December 31, 2018, including its line-of-credit product and its healthcare-receivables product.  At December 31, 2018, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 40% for its line-of-credit portfolio.  A lower reserve percentage was provided for RCS’s healthcare receivables at December 31, 2018, as such receivables have recourse back to the Company’s third-party service providers in the transactions. Based on management’s calculation, an Allowance of $13 million, or 13%, of total RPG loans was an adequate estimate of probable incurred losses within the RPG portfolio as of December 31, 2018 compared to an Allowance of $13 million, or 16%, at December 31, 2017.

RPG’s TRS segment first offered its EA tax-credit product during the first two months of 2016 and again during the first two months of 2017 and 2018. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered. EAs are generally repaid within three weeks of origination. Provisions for loan losses on EAs are estimated when advances are made, with all provisions made in the first quarter of each year. No Allowance for EAs existed as of December 31, 2018 and 2017, as all EAs originated during the first two months of each year had either been paid off or charged-off within 111 days of origination.  The majority of EA charge-offs are recorded during the second quarter of each year.

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations. For the first quarter 2019 tax season, the Company modified the EA product offering to increase the maximum advance amount and to also charge a direct fee to the taxpayer-customer. The annual percentage rate to the taxpayer for his or her portion of the EA fee is less than 36% for all EA offering amounts.

See additional discussion regarding the EA product under the sections titled:

•	Part I Item 1A “Risk Factors”

•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Loan and Lease Losses”

RPG recorded a net charge of $27.8 million, $23.9 million, and $10.5 million to the Provision during 2018, 2017 and 2016, with the Provision for each year primarily due to net losses on EAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on EAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG Allowance and the resulting effect on the income statement could be material.

Goodwill and Other Intangible Assets — Goodwill resulting from business acquisitions prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business acquisitions after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a business acquisition and determined to have an indefinite useful life are not amortized but tested for impairment at least annually.

The Company has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million at both December 31, 2018 and 2017 was not impaired and is properly recorded in the consolidated financial.

Other intangible assets consist of CDI assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Related to the Company’s May 17, 2016 Cornerstone acquisition, the Company maintained $654,000 and $858,000 of CDI assets as of December 31, 2018 and 2017.  The Cornerstone related CDI is scheduled to amortize through 2022.

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

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speeds on the underlying loans would be anticipated to decline. Based on the estimated fair value at December 31, 2018 and 2017, management determined there was no impairment within the MSR portfolio.

The Bank’s carrying value of its MSR portfolio was $5 million at both December 31, 2018 and 2017.

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

The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company incurred a charge of $6.3 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA. At December 31, 2017, except for a planned cost-segregation study, based on facts and circumstances known at that time, the Company believed it had substantially completed its accounting for the tax effects of the TCJA.

During 2018, the Company began and completed a cost-segregation study. The Company’s cost-segregation study assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The Company also made the decision to adopt an automatic tax-accounting-method change related to deferred loan costs during the third quarter of 2018, as it was preparing its 2017 federal tax return. The Company’s tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan. The cost-segregation study and the change in tax-accounting-method did result in a further impact from the TCJA, as they affected the Company’s 2017 federal tax return due October 15, 2018.

In addition to the completed cost-segregation study and the change in the tax-accounting-method related to loan origination costs, the Company also completed an R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014. In total, these three tax-related items provided $3.4 million in federal income tax benefits for 2018, of which $3.2 million was the cumulative benefit related to years prior to 2018.

There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, or additional information concerning the TCJA’s impact on the Company’s net DTAs, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2018 and 2017.

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

The Bank held one security with a total carrying value of $4 million at both December 31, 2018 and 2017 for which it recorded OTTI charges in previous years.

OVERVIEW

Total Company pre-tax net income for 2018 was $94.3 million, a  20% increase over 2017. As discussed in more detail below, net interest margin expansion, loan and deposit growth, and continued strong credit quality within the Company’s Core Banking operations all contributed to growth in the Company’s pre-tax net income during 2018.

Total Company net income was $77.9 million and Diluted EPS was $3.74 for 2018, representing increases of 71% and 70% over similar metrics for 2017. As illustrated in Table 1 below, the TCJA, which among other things, lowered the federal corporate tax rate from 35% to 21%, effective January 1, 2018, drove a meaningful discrepancy in growth between the Company’s net-income-based metrics and pre-tax net income when comparing 2018 to 2017 and 2017 to 2016. Net-income-based metrics for 2018 included the benefit of a 14% lower federal income tax rate, as well as the cumulative benefits of a  cost segregation and R&D tax credit studies completed by the Company during 2018.  Additionally, as previously reported, the Company’s 2017 net-income-based metrics included the negative impact of a $6.3 million charge representing the devaluation of the Company’s net DTA upon enactment of the TCJA.

See additional detail regarding the TCJA’s impact on the Company’s income tax expense under Footnote 18  “Income Taxes” of Part II Item 8 “Financial Statements and Supplementary Data.”

The following table presents Republic’s financial performance for the years ended December 31, 2018, 2017 and 2016:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2018	2017	2016	2018/2017	2017/2016

Income before income tax expense	$94,263	$78,386	$68,963	20%	14%
Net income	77,852	45,632	45,903	71	(1)
Diluted EPS of Class A Common Stock	3.74	2.20	2.22	70	(1)
ROA	1.52%	0.95%	1.02%	60	(7)
ROE	11.67	7.26	7.68	61	(5)

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by reportable segment for the year ended December 31, 2018 consisted of the following:

Traditional Banking segment

•

Traditional Banking pre-tax net income increased $8.5 million, or 20%, while  net income increased $19.9 million, or 85%, for 2018 compared to 2017. Net income growth benefitted from a TCJA-driven $11.4 million decrease in income tax expense.

•	Net interest income increased $17.6 million, or 12%, to $160.4 million during 2018. Traditional Banking net interest margin increased 21 basis points to 3.76%.

•	The Traditional Banking Provision was $3.7 million for 2018 compared to $3.9 million for 2017.

•	Noninterest income increased $2.5 million, or 9% during 2018.

•	Noninterest expense increased $11.8 million, or 9% during 2018.

•	Gross Traditional Bank loans increased by $167 million, or 5% from December 31, 2017 to December 31, 2018.

•	Traditional Bank deposits grew $64 million, or 2%, from December 31, 2017 to December 31, 2018.

•	Total nonperforming Traditional Bank loans to total Traditional Bank loans was 0.45% at December 31, 2018 compared to 0.41% at December 31, 2017.

•	Delinquent Traditional Bank loans to total Traditional Bank loans was 0.25% at December 31, 2018 compared to 0.25% at December 31, 2017.

Warehouse Lending segment

•	Warehouse pre-tax net income decreased $1.8 million, or 12%, while net income increased $765,000, or 9% during 2018. The TCJA drove a $2.6 million positive swing in income tax expense.

•	Warehouse net interest income decreased $1.8 million, or 10%, during 2018. Warehouse net interest margin decreased 36 basis points from 2017 to 3.17% for 2018.

•	The Warehouse Provision was a credit of $142,000 for 2018 compared to a credit of $150,000 for 2017.

•	Total committed Warehouse lines remained at $1.1 billion from December 31, 2017 to December 31, 2018.

•	Average line usage was 48% during both 2018 and 2017.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $183,000, or 4%, during 2018.

•

Overall, Republic’s originations of secondary market loans totaled $177 million during 2018 compared to $160 million during the same period in 2017, with the Company’s gain recognized as a percent of total originations decreasing to 2.17% during 2018 from 2.48% in 2017.

Tax Refund Solutions segment

•	TRS pre-tax net income increased $2.1 million, or 16%, while net income increased $3.8 million, or 46%, during 2018. The TCJA drove a $1.7 million decrease in income tax expense.

•	TRS net interest income increased $4.0 million, or 26%, during 2018.

•	The TRS Provision was $10.9 million during 2018, compared to $6.5 million for 2017.

•	Noninterest income was $21.6 million for 2018 compared to $18.8 million for 2017.

•	Net RT revenue increased $1.5 million, or 8%, during 2018.

•	Noninterest expense was $14.7 million for 2018 compared to $14.5 million for 2017.

Republic Credit Solution segment

•	RCS pre-tax net income increased $6.1 million, or 69%, while net income increased $7.7 million, or 196%, during 2018. The TCJA drove a $1.5 million decrease in income tax expense.

•	RCS net interest income increased $7.7 million, or 34%, during 2018.

•	The RCS Provision was $16.9 million during 2018 compared to $17.4 million for 2017.

•	Noninterest income decreased $672,000, or 9%, during 2018.

•	Noninterest expense increased $1.4 million, or 41%, during 2018.

•	Total nonperforming RCS loans to total RCS loans was 0.14% at December 31, 2018 compared to 1.40% at December 31, 2017.

•	Delinquent RCS loans to total RCS loans was 7.97% at December 31, 2018 compared to 8.43% at December 31, 2017.

General highlights by reportable segment for the year ended December 31, 2017 consisted of the following:

Traditional Banking segment

•

Pre-tax net income increased $5.7 million, or 16%, while net income decreased $1.4 million, or 6%, for 2017 compared to 2016.  Approximately $5.1 million of the Company’s previously mentioned 2017 TCJA-related charge to income tax expense was tied to the Traditional Banking segment.

•

Traditional Banking net interest income increased $21.1 million, or 17%, for 2017 to $142.8 million. Traditional Banking net interest margin increased 29 basis points for the year ended December 31, 2017 to 3.55%.

•	The Traditional Banking Provision was $3.9 million for 2017 compared to $3.4 million for 2016.

•	Noninterest income increased $1.4 million, or 5%, for 2017 compared to 2016.

•	Noninterest expense increased $16.3 million, or 15%, during 2017 compared to 2016.

•	Gross Traditional Bank loans increased by $224 million, or 7%, from December 31, 2016 to December 31, 2017.

•	Traditional Bank deposits grew $243 million, or 8%, from December 31, 2016 to December 31, 2017.

•	Total nonperforming Traditional Bank loans to total Traditional Bank loans was 0.41% at December 31, 2017 compared to 0.50% at December 31, 2016.

•	Delinquent Traditional Bank loans to total Traditional Bank loans was 0.25% at December 31, 2017 compared to 0.21% at December 31, 2016.

Warehouse Lending segment

•

Warehouse pre-tax net income increased $1.4 million, or 11%, while net income increased $797,000, or 10%, for 2017 compared to 2016. Approximately $181,000 of the Company’s previously mentioned 2017 TCJA-related charge to income tax expense was tied to the Warehouse segment.

•	Warehouse net interest income increased $1.0 million, or 6%, for 2017 compared to 2016. Warehouse net interest margin decreased six basis points from 2016 to 3.53% for 2017.

•	The Warehouse Provision was a credit of $150,000 for 2017 compared to a charge of $497,000 for 2016.

•	Total committed Warehouse lines increased from $1.0 billion at December 31, 2016 to $1.1 billion at December 31, 2017.

•	Average line usage was 48% during 2017 compared to 57% during 2016.

Mortgage Banking segment

•

Within the Mortgage Banking segment, mortgage banking income decreased $2.2 million, or 33%, during 2017 compared to 2016, with $1.1 million of the decrease attributable to a bulk loan sale of $71 million, representing a portion of the Company’s Correspondent loan portfolio during the third quarter of 2016.

•	Overall, excluding the aforementioned bulk loan sale, Republic’s originations of secondary market loans totaled $160 million during 2017 compared to $217 million during the same period in 2016.

Tax Refund Solutions segment

•

TRS pre-tax net income increased $1.2 million, or 11%, while net income increased $787,000, or 10%, for 2017 compared to 2016. TRS segment did not incur a 2017 TCJA-related charge to income tax expense.

•	TRS net interest income increased $8.6 million for 2017 compared to 2016.

•	The TRS Provision was $6.5 million during 2017, compared to $2.8 million for 2016.

•	Noninterest income was $18.8 million for 2017 compared to $19.6 million for 2016.

•	Net RT revenue decreased $740,000, or 4%, during 2017 compared to 2016.

•	Noninterest expense was $14.5 million for 2017 compared to $11.7 million for 2016.

Republic Credit Solution segment

•

RCS pre-tax net income increased $3.3 million, or 59%, while net income increased $353,000, or 10%, for 2017 compared to 2016. Approximately $1.7 million of the Company’s previously mentioned 2017 TCJA-related charge to income tax expense was tied to the RCS segment.

•	RCS net interest income increased $11.6 million, or 105%, for 2017 compared to 2016.

•	RCS recorded a Provision of $17.4 million during 2017 compared to $7.8 million for 2016.

•	Noninterest income increased $2.6 million, or 58%, for 2017 compared to 2016.

•	Noninterest expense increased $1.3 million, or 61%, for 2017 compared to 2016.

•	Total nonperforming RCS loans to total RCS loans was 1.40% at December 31, 2017 compared to 0.25% at December 31, 2016.

•	Delinquent RCS loans to total RCS loans was 8.43% at December 31, 2017 compared to 6.63% at December 31, 2016.

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

Discussion of 2018 vs. 2017

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, Prime, or LIBOR. These market rates have trended higher since December 2015, and the FOMC of the FRB has provided guidance that near-term increases in the FFTR are possible. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near term. Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model. In addition, a flattening or inversion of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Total Company net interest income increased $27.5 million, or 14%, during 2018 compared to the same period in 2017.  Net interest margin expansion was the primary driver of the increase in net interest income, with loan growth providing a complement to the net interest margin expansion. Total Company net interest margin increased to 4.62% during 2018 compared to 4.32% in 2017.

The most significant components affecting the total Company’s net interest income and net interest margin by reportable segment follow:

Traditional Banking segment

The Traditional Banking segment’s net interest income increased $17.6 million, or 12%, during 2018 compared to 2017.  The Traditional Banking net interest margin was 3.76% for 2018, an increase of 21 basis points from 2017.

The following factors primarily drove the increases in the Traditional Bank’s net interest income and net interest margin during 2018:

•

In general, with market interest rates rising, the Traditional Bank’s interest-earning assets repriced at a faster pace than its interest-bearing liabilities during 2018, leading to a higher spread for this operating segment.  Altogether the Traditional Bank’s net interest spread increased 17 basis points from 2017 to 2018.  Contributing significantly to this overall expansion in net interest spread was the ability of the Traditional Bank to constrain its overall funding costs related to its non-maturity deposits, whose costs increased 17 basis points from 2017 to 2018, compared to a 60-basis-point increase in the investment portfolio yield and a 20-basis-point increase in the Traditional Bank loan yield during these same periods.

•

The difference between the Traditional Bank’s net interest margin and net interest spread was 14 basis points during 2018 compared to 10 basis points during 2017. The differential between the net interest margin and net interest spread represents the value of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to its net interest margin. Because of rising short-term interest rates from December 31, 2017 to December 31, 2018, as measured by the increase of 100 basis points in the FFTR during this period, the contribution of the Traditional Bank’s noninterest-bearing deposits and stockholders’ equity to the net interest margin increased significantly.

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, grew to $3.5 billion during 2018 from $3.2 billion during 2017, an increase of 7%. This growth was largely concentrated in the commercial loan sector, with average CRE balances growing $121 million, or 11%, and average C&I balances growing $66 million, or 25%.

•

The Traditional Bank’s 2012 FDIC-assisted transactions contributed $3.8 million less in net interest income during 2018 compared to the same period in 2017, as two large pay-offs during 2017 contributed approximately $3.5 million of accretion to net interest income. Substantially all of the accretable discount on the acquired loans had been recognized by December 31, 2017.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Bank Interest Rate Sensitivity at December 31, 2018 and 2017” under “Financial Condition.”

Warehouse Lending segment

Warehouse’s net interest income decreased $1.8 million, or 10%, for 2018 compared to the same period in 2017. An internal change in the way the Company assigns cost of funds to its Warehouse segment through its FTP methodology resulted in the Warehouse segment’s fluctuation in net interest income. Effective January 1, 2018, the Company changed its Warehouse FTP methodology to be more consistent with that used for other Core Bank loan products with similar pricing and duration characteristics. This change had a $1.3 million negative comparable impact on the Warehouse net interest income for 2018 and a corresponding positive comparable impact of $1.3 million to the Traditional Bank’s net interest income.

Total Warehouse line commitments remained at $1.1 billion from December 31, 2017 to December 31, 2018. Average line usage on Warehouse commitments was 48% during both 2018 and 2017.

Warehouse Lending net interest income is greatly influenced by the overall mortgage market and the competitive environment. The Mortgage Bankers Association’s economic forecast released in January 2019 projected mortgage originations to decrease 2% across the United States from 2018 to 2019, which leads management to believe that usage rates among the Bank’s Warehouse Lending clients may also decrease.  This predicted decrease in mortgage volume, along with the competitive environment, may negatively impact the Bank’s ability to maintain its existing Warehouse Lending clients and to attract new mortgage companies to its warehouse platform, thus making it difficult to increase net interest income overall within the Warehouse Lending segment.

Tax Refund Solutions segment

Net interest income within the TRS segment increased $4.0 million during 2018 compared to 2017. TRS’s EA product earned $17.8 million in interest income during 2018, a $3.6 million, or 25%, increase from the same period in 2017. The higher EA income was driven by an increase in EA origination volume, as the Company originated $430 million in EAs during 2018 compared to $329 million during the 2017. The increase in EA origination volume during 2018 resulted primarily from an increase in the maximum EA advance amount.

See additional discussion regarding the EA product under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Loan and Lease Losses”

Republic Credit Solutions segment

RCS’s net interest income increased $7.7 million, or 34%, from 2017 to 2018. The increase was driven primarily by an increase in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income increased to $26.3 million during 2018 compared to $20.2 million during 2017 and accounted for 82% and 88% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s line-of-credit product is restricted by a current on-balance-sheet Board-approved risk limit of $40 million for the Company. As of December 31, 2018, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $34 million.

Discussion of 2017 vs. 2016

Total Company net interest income increased $42.5 million, or 27%, during 2017 compared to the same period in 2016.  A 67-basis point expansion in the Company’s net interest margin, complemented by growth in average loans throughout each of the Company’s reportable segments, drove the increase in net interest income. Growth in fee-driven loans for TRS’s EA product and RCS’s small-dollar consumer loans were the primary drivers of the overall increase in the Company’s net interest margin.

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

The increases in the Traditional Bank’s net interest income and net interest margin during 2017 were primarily attributable to the following:

•

Average Traditional Bank loans outstanding, excluding loans from the Company’s 2012 FDIC-assisted transactions, were $3.2 billion with a weighted average yield of 4.35% during 2017 compared to $3.1 billion with a weighted average yield of 4.11% during 2016. The overall effect of these changes in rate and volume was an increase of $15.5 million in interest income. This increase in average loans for 2017 over 2016 was driven primarily by growth in the Bank’s CRE, C&I and C&D portfolios.

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

Total Warehouse line commitments increased to $1.1 billion at December 31, 2017 from $1.0 billion at December 31, 2016, as the Company continued to grow its Warehouse client base. Average line usage on Warehouse commitments was 48% during 2017 compared to 57% in 2016.

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

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2018			2017			2016
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$255,708	$4,752	1.86%	$188,427	$2,126	1.13%	$130,889	$828	0.63%
Investment securities, including FHLB stock(1)	542,258	13,808	2.55	574,027	11,070	1.93	572,599	8,932	1.56
TRS Easy Advance loans (2)	31,112	17,832	57.32	19,596	14,220	72.57	5,268	5,210	98.90
Other RPG loans(3)(6)	91,923	32,247	35.08	49,475	23,452	47.40	23,090	12,081	52.32
Outstanding Warehouse lines of credit(4)(6)	496,380	25,526	5.14	496,665	22,144	4.46	460,285	18,357	3.99
All other Traditional Bank loans(5)(6)	3,475,503	162,016	4.66	3,265,670	145,766	4.46	3,079,740	128,584	4.18

Total interest-earning assets	4,892,884	256,181	5.24	4,593,860	218,778	4.76	4,271,871	173,992	4.07

Allowance for loan and lease losses	(47,774)			(39,202)			(29,880)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	109,798			99,888			88,190
Premises and equipment, net	46,300			44,519			38,591
Bank owned life insurance	64,132			62,572			58,242
Other assets(1)	65,288			64,571			58,815
Total assets	$5,130,628			$4,826,208			$4,485,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,120,633	$4,341	0.39%	$1,095,276	$2,448	0.22%	$962,473	$953	0.10%
Money market accounts	639,560	4,026	0.63	554,336	1,586	0.29	546,360	1,094	0.20
Time deposits	348,670	5,699	1.63	266,332	3,166	1.19	221,634	2,218	1.00
Reciprocal money market and time deposits	301,291	2,289	0.76	235,127	1,072	0.46	188,267	616	0.33
Brokered deposits	35,231	662	1.88	116,592	1,530	1.31	139,858	1,177	0.84

Total interest-bearing deposits	2,445,385	17,017	0.70	2,267,663	9,802	0.43	2,058,592	6,058	0.29

Securities sold under agreements to repurchase and other short-term borrowings	225,145	1,125	0.50	219,515	502	0.23	280,296	65	0.02
Federal Home Loan Bank advances	557,090	10,473	1.88	563,552	8,860	1.57	583,591	10,900	1.87
Subordinated note	41,240	1,508	3.66	41,240	1,094	2.65	42,502	915	2.15

Total interest-bearing liabilities	3,268,860	30,123	0.92	3,091,970	20,258	0.66	2,964,981	17,938	0.60

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,147,432			1,073,181			894,049
Other liabilities	47,357			32,728			29,336
Stockholders’ equity	666,979			628,329			597,463
Total liabilities and stockholders’ equity	$5,130,628			$4,826,208			$4,485,829

Net interest income		$226,058			$198,520			$156,054

Net interest spread			4.32%			4.10%			3.47%

Net interest margin			4.62%			4.32%			3.65%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $27.2 million, $20.8 million and $11.1 million for 2018, 2017 and 2016.
(4)	Interest income includes loan fees of $3.0 million, $3.2 million and $3.2 million for 2018, 2017 and 2016.
(5)	Interest income includes loan fees of $5.7 million, $7.9 million and $4.6 million for 2018, 2017 and 2016.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared to			Compared to
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$2,626	$934	$1,692	$1,298	$466	$832
Investment securities, including FHLB stock	2,738	(642)	3,380	2,138	22	2,116
TRS Easy Advance loans	3,612	7,063	(3,451)	9,010	10,733	(1,723)
Other RPG loans	8,795	16,107	(7,312)	11,371	12,606	(1,235)
Outstanding Warehouse lines of credit	3,382	(13)	3,395	3,787	1,520	2,267
All other Traditional Bank loans	16,250	9,612	6,638	17,182	8,013	9,169
Net change in interest income	37,403	33,061	4,342	44,786	33,360	11,426

Interest expense:

Transaction accounts	1,893	58	1,835	1,495	147	1,348
Money market accounts	2,440	277	2,163	492	16	476
Time deposits	2,533	1,145	1,388	948	490	458
Reciprocal money market and time deposits	1,217	362	855	456	176	280
Brokered deposits	(868)	(1,353)	485	353	(221)	574
Securities sold under agreements to repurchase and other short-term borrowings	623	13	610	437	(17)	454
Federal Home Loan Bank advances	1,613	(103)	1,716	(2,040)	(363)	(1,677)
Subordinated note	414	—	414	179	(28)	207
Net change in interest expense	9,865	399	9,466	2,320	200	2,120

Net change in net interest income	$27,538	$32,662	$(5,124)	$42,466	$33,160	$9,306

Provision for Loan and Lease Losses

Discussion of 2018 vs. 2017

The Company recorded a Provision of $31.4 million during 2018, compared to $27.7 million in 2017.  The most significant components comprising the Company’s Provision by reportable segment follow:

Traditional Banking segment

The Traditional Banking Provision during 2018 was $3.7 million, compared to $3.9 million in 2017. An analysis of the Provision for 2018 compared to 2017 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $3.1 million and $3.7 million to the Provision for 2018 and 2017. Loan growth primarily drove the net charge to the Provision in both periods.

•

The Bank recorded net charges to the Provision of $643,000 and $65,000 for 2018 and 2017 for activity related to loans rated Substandard and Special Mention.  Charges of $631,000 related to three residential real estate relationships drove the 2018 Provision.

As a percentage of total loans, the Traditional Banking Allowance remained at 0.85%  from December 31, 2017 to December 31, 2018.  The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses at December 31, 2018.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, nonperforming, impaired, and TDR loans.

Warehouse Lending segment

The Warehouse Provision was a net credit of $142,000 for 2018 compared to a net credit of $150,000 for 2017. Provision expense for both 2018 and 2017 reflects general reserves for changes in outstanding balances during the periods. Outstanding Warehouse balances decreased  $57 million during 2018 and $60 million during 2017.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at December 31, 2018 and 2017.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at December 31, 2018.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $10.9 million during 2018 compared to a net charge of $6.5 million in 2017. An increase in net loss on EA loans resulting from both a higher volume of EA originations and a higher EA loss rate drove the increased TRS Provision. TRS originated $430 million of EAs during 2018 compared to $329 million in 2017. The Company’s net loss on EAs to total EA originations for 2018 increased 43 basis points from 2017 to 2.50%. Each 0.10% in estimated loan loss reserves for EAs during 2018 equates to approximately $430,000 in Provision expense, while each 0.10% during 2017 equated to approximately $329,000.

As of December 31, 2018 and 2017, all unpaid EAs originated during each year had been charged-off. The Company believes, based on information presently available, that it has adequately provided for TRS loan losses at December 31, 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Credit Solutions segment

RCS recorded a Provision of $16.9 million during 2018, a decrease of $515,000 compared to same period in 2017.  A  $1.0 million reduction in Provision related to RCS’s line-of-credit product was partially offset by a $495,000 increase in Provision related to RCS’s credit-card product. The lower Provision for RCS’s line-of-credit product resulted from a  seasoning of the portfolio. An increase in net charge-offs from 2017 to 2018 primarily drove the increase in Provision related to the credit-card product.

During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of RCS’s credit-card product to potential new clients as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value.  Concurrent with this reclassification, the Company relieved all Allowance connected to this product against the RCS Provision. During the fourth quarter of 2018, the Bank and its third-party marketer/servicer finalized the agreement to sell 100% of its existing portfolio, with the final settlement occurring in January 2019.

The following table presents RCS Provision by product:

Table 4 — RCS Provision by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2018	2017	2016	2018/2017	2017/2016

Product:
Line of credit	$14,100	$15,112	$7,413	(6.7)%	104%
Credit card	2,728	2,233	331	22.2	575
Hospital receivables	53	51	32	3.9	59
Total	$16,881	$17,396	$7,776	(3.0)	124

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RCS loans, the RCS Allowance was 14.70% and 18.85% at December 31, 2018 and 2017.  The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at December 31, 2018.

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

Noninterest Income

Table 5 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2018	2017	2016	2018/2017	2017/2016

Service charges on deposit accounts	$14,273	$13,357	$13,176	7%	1%
Net refund transfer fees	20,029	18,500	19,240	8	(4)
Mortgage banking income	4,825	4,642	6,882	4	(33)
Interchange fee income	11,159	9,881	9,009	13	10
Program fees	6,225	5,824	3,044	7	91
Increase in cash surrender value of bank owned life insurance	1,527	1,562	1,516	(2)	3
Net losses on debt securities	—	(136)	—	NM	NM
Net gains on other real estate owned	729	676	244	8	177
Other	4,658	4,108	4,398	13	(7)
Total noninterest income	$63,425	$58,414	$57,509	9	2

NM - Not meaningful

Discussion of 2018 vs. 2017

Total Company noninterest income increased $5.0 million,  or 9%, for 2018 compared to 2017.  The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking noninterest income increased $2.5 million, or 9%, for 2018 compared to 2017.  The most significant categories affecting the change in noninterest income for 2018 follow:

•

Service charges on deposit accounts increased $874,000, or 7%, to $14.2 million during 2018 compared to $13.4 million during 2017 driven by an 8% growth in the Company’s transactional account base during 2018.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits during 2018 and 2017 were $8.7 million and $8.1 million. The total daily overdraft charges, net of refunds, included in interest income during 2018 and 2017 were $2.1 million and $1.8 million.  A $2 per day increase in daily overdraft charges initiated in July 2018 primarily drove the Bank’s increase in daily overdraft charges.

•	Interchange income increased $1.3 million, or 13%, due to a 9% increase in the number of active debit cards along with an increase in usage on the Company’s existing debit cards.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $183,000, or 4%, during 2018 compared to 2017.  Overall, Republic’s originations of secondary market loans totaled $177 million during 2018 compared to $160 million during 2017.  The ratio of net gain on sale of mortgage loans originated for sale was 2.17% and 2.48% during 2018 and 2017.

Tax Refund Solutions segment

Within the TRS segment, noninterest income increased $2.7 million, or 14%, during 2018 compared to 2017.  Net RT revenue increased $1.5 million, or 8%, compared to 2017, consistent with a 7% increase in the number of RTs funded when comparing the two periods. Additionally, TRS received and recorded a $1.0 million nonrefundable capital commitment fee during 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered through the Bank to the third party’s customers.

Republic Credit Solutions segment

Within the RCS segment, noninterest income decreased $672,000, or 9%, during 2018 compared to 2017.  The following primarily drove the decrease:

•	Within other income, RCS recorded a $486,000 mark-to-market charge to its held-for-sale subprime credit card portfolio during 2018.

•	Within other income, RCS recorded a $425,000 first-year-guarantee payment during 2017.

•

Offsetting the decreases above, program fees increased $282,000 during 2018. As illustrated in Table 6 below, the increase in program fees resulted from an increase in fees associated with RCS’s line-of-credit and credit-card products partially offset by a decrease in fees associated with RCS’s installment loan product. Program fees are the largest component of RCS’s noninterest income and primarily represent net gains from the sale of consumer loans. RCS sold $782 million of consumer loans in 2018 compared to $661 million in 2017.

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

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2018	2017	2016	2018/2017	2017/2016

Product:
Line of credit	$4,486	$3,854	$2,378	16%	62%
Credit card	1,703	1,376	122	24	1,028
Hospital receivables	144	26	—	454	—
Installment loans*	(403)	392	334	(203)	17
Total	$5,930	$5,648	$2,834	5	99

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

•	Interchange income increased $683,000, or 8%, due to an 11% increase in the number of active debit cards and an 8% increase in the number of transactions experienced by the Company for such cards.

•	The Traditional Bank recorded an increase of $353,000 on net gains on OREO from 2017 compared to 2016.

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

Republic Credit Solutions segment

Within the RCS segment, noninterest income increased $2.6 million, or 57%, during 2017 compared to 2016.  The overall increase was primarily attributable to an increase of $2.8 million in RCS program fees, which represents net gains from the sale of consumer loans.  The increase in program fees resulted from an increase in volume from RCS’s consumer loan programs.  During 2017, loans sold through the RCS programs increased $281 million, or 74%, to $661 million compared to $380 million during 2016.

Noninterest Expense

Table 7 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2018	2017	2016	2018/2017	2017/2016

Salaries and employee benefits	$91,189	$82,233	$69,882	11%	18%
Occupancy and equipment, net	24,883	24,019	21,586	4	11
Communication and transportation	4,785	4,711	4,256	2	11
Marketing and development	4,432	5,188	3,778	(15)	37
FDIC insurance expense	1,494	1,378	1,780	8	(23)
Bank franchise tax expense	4,951	4,626	4,757	7	(3)
Data processing	9,613	7,748	6,121	24	27
Interchange related expense	4,480	3,988	4,140	12	(4)
Supplies	1,444	1,594	1,406	(9)	13
Other real estate owned expense	94	388	503	(76)	(23)
Legal and professional fees	3,459	2,410	2,556	44	(6)
FHLB advance prepayment penalty	—	—	846	—	(100)
Impairment of premises held for sale	482	1,175	191	(59)	515
Other	12,546	11,386	8,305	10	37
Total noninterest expense	$163,852	$150,844	$130,107	9	16

Discussion of 2018 vs. 2017

Total Company noninterest expense increased $13.0 million, or 9%, during 2018 compared to 2017. The most significant components comprising the change in noninterest expense by reportable segment follow:

Traditional Banking segment

For 2018 compared to 2017, Traditional Banking noninterest expense increased $11.8 million, or 9%.  The following were the most significant categories affecting the change in noninterest expense:

•	Salaries and benefits expense increased $9.2 million, or 14%, driven by the following:
o	Annual merit increases.
o	An increase of approximately 53 Traditional Bank FTE employees over the previous 12 months to support growth.
o	An $814,000 increase in healthcare benefits.
o	A $1.4 million increase in incentive compensation, as the Company achieved some of its more aggressive budgeted targets for the year, resulting in higher incentive payouts.

•

New and upgraded technology implemented in the previous 12 months to support several Traditional Bank key strategic initiatives caused data processing expenses to increase $1.1 million, or 17%. Such initiatives include improving the Company’s client relationship management system, its online banking functionality, and the overall security of client information and assets.

•	A 12% increase in depreciation expense associated with banking center renovations over the previous year drove a $1.2 million, or 5%, increase in occupancy expense.

•	Additional consulting concerning the Company’s cost segregation and R&D studies primarily drove a $648,000 increase in legal and professional fees.

•

Offsetting the increases above was a decrease of $693,000 in  impairment of premises held for sale. During 2017, the Traditional Bank recorded a $907,000 nonrecurring impairment charge for a property the Company sold in December 2018.

•	A reduction in marketing spend for the Traditional Bank’s separately branded digital banking products drove a $686,000 decrease in marketing expense.

Republic Credit Solutions segment

For 2018 compared to 2017, RCS noninterest expense increased $1.4 million, or 41%, during 2018 compared to 2017.  The increase was primarily driven by higher legal and professional fees resulting from corporate income-tax consultation matters and contingent legal reserves.

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

Traditional Banking segment

For 2017 compared to 2016, Traditional Banking noninterest expense increased $16.3 million, or 15%.  The following factors drove the increase:

•

Salaries and benefits expense increased $9.5 million, or 17%, primarily due to an increase of 48 FTE employees during 2017. The increase in FTE employees was driven by additional staffing needed to implement the Company’s strategic initiatives.

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

•

Impairment of premises held for sale increased $984,000 resulting primarily from a mark-to-market charge during the third quarter of 2017 for a bank property that the Company sold during the fourth quarter of 2018.

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

Income Tax Expense

Discussion of 2018 vs. 2017

On December 22, 2017, the TCJA lowered the federal corporate tax rate from 35% to 21%, effective January 1, 2018. While the Company benefitted during 2018 from a 14% lower federal corporate tax rate, the TCJA negatively impacted 2017 because the Company recorded a $6.3 million charge to income tax expense representing the decrease in value of its net DTA upon enactment of the TCJA.

In addition to the income tax benefit received during 2018 from the TCJA, Republic also recognized additional federal income tax benefits of approximately $3.4 million as part of preparing its fiscal-year 2017 federal tax return due October 15, 2018.   Approximately $3.2 million of the $3.4 million in federal income tax benefits represented cumulative benefits for years prior to 2018.  The $3.4 million of additional tax benefits recognized during 2018 was primarily driven by three distinct items, which were comprised of (1) a cost-segregation study, (2) an automatic change in tax-accounting method, and (3) R&D federal tax credits.

During 2018, the Company began and completed a cost-segregation study.  The Company’s cost-segregation study assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The Company also made the decision to adopt an automatic tax-accounting-method change related to loan origination costs during 2018, as it was preparing its 2017 federal tax return. The Company’s tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan.  The cost-segregation study and the change in tax-accounting method did result in a further impact from the TCJA, as they affected the Company’s 2017 federal tax return due October 15, 2018.

In addition to the completed cost-segregation study and the change in the tax-accounting method related to loan origination costs, the Company also completed an R&D tax-credit study during 2018, which resulted in the recognition of R&D credits dating back to 2014.

Driven by the lower federal corporate tax rate during 2018 and the above mentioned three distinct items, the Company’s effective tax rate was 17% during 2018. Driven primarily by the $6.3 million TCJA-driven charge, the Company’s effective tax rate was 42% in 2017.

The most significant components comprising the change in income tax expense by reportable segment follow:

Traditional Banking segment

The Traditional Bank’s effective tax rate was 14% in 2018 and 44% in 2017. During 2018, the Traditional Bank’s effective tax rate benefitted from the lower federal corporate tax rate, the Company’s cost segregation study, and the Company’s automatic change in tax-accounting method. During 2017, the TCJA-driven charge tied to the Traditional Banking segment primarily represents the decrease in value of a DTA associated with the Traditional Banking segment’s Allowance.

Tax Refund Solutions segment

TRS’s effective tax rate was 20% in 2018 and 36% in 2017. During 2018, TRS’s effective tax rate benefitted from the lower federal corporate tax rate and the Company’s R&D federal tax credits.

Republic Credit Services segment

RCS’s effective tax rate was 23% in 2018 and 56% in 2017. During 2018, RCS’s effective tax rate benefitted from the lower federal corporate tax rate and the Company’s R&D federal tax credits. During 2017, the TCJA-driven charge tied to RCS represents the decrease in value of a DTA associated with the RCS segment’s Allowance.

Discussion of 2017 vs. 2016

As previously mentioned, the Company incurred a charge of $6.3 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA.  Driven primarily by the $6.3 million TCJA-driven charge, the Company’s effective tax rate was 42% in 2017 compared to 33% in 2016.

The most significant components comprising the change in income tax expense by reportable segment follow:

Traditional Banking segment

Driven by its portion of the TCJA-driven charge, the Traditional Banking segment’s effective tax rate was 44% in 2017 compared to 31% in 2016. The TCJA-driven charge tied to the Traditional Banking segment primarily represents the decrease in value of a DTA associated with the Traditional Banking segment’s Allowance.

Republic Credit Services segment

Driven primarily by its portion of the TCJA-driven charge, RCS’s effective tax rate was 56% in 2017 compared to 36% in 2016. The TCJA-driven charge tied to RCS represents the decrease in value of a DTA associated with the RCS segment’s Allowance.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $351 million in cash and cash equivalents at December 31, 2018 compared to $299 million at December 31, 2017.  During 2018 and 2017, the Bank maintained a relatively high cash balance on its balance sheet for liquidity purposes.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves.  This yield increased from  1.25% at January 1, 2017 to 2.40% at December 31, 2018.  For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $3 million and  $3 million at December 31, 2018 and 2017.

Investment Securities

Table 8 — Investment Securities Portfolio

December 31, (in thousands)	2018	2017	2016	2015	2014

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$216,873	$307,592	$294,544	$286,479	$146,922
Private label mortgage backed security	3,712	4,449	4,777	5,132	5,250
Mortgage backed securities - residential	169,209	106,374	73,004	92,268	124,256
Collateralized mortgage obligations	72,811	87,163	87,654	113,668	143,171
Corporate bonds	9,058	15,125	15,158	14,922	15,063
Trust preferred security	4,075	3,600	3,200	3,405	—
Total available-for-sale debt securities	475,738	524,303	478,337	515,874	434,662

Held-to-maturity debt securities (carrying value):
U.S. Treasury securities and U.S. Government agencies	—	—	506	515	1,747
Mortgage backed securities - residential	132	151	158	53	147
Collateralized mortgage obligations	19,544	23,437	27,142	33,159	38,543
Corporate bonds	45,088	40,175	25,058	5,000	5,000
Obligations of state and political subdivisions	463	464	—	—	—
Total held-to-maturity debt securities	65,227	64,227	52,864	38,727	45,437

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	410	473	483	173	231
Community Reinvestment Act mutual fund	2,396	2,455	2,455	1,011	1,018
Total equity securities with a readily determinable fair value	2,806	2,928	2,938	1,184	1,249

Total investment securities	$543,771	$591,458	$534,139	$555,785	$481,348

AFS debt securities primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency MBS and agency CMOs. The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by the GNMA, the FHLMC and the FNMA. Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for SSUARs. The remaining eligible securities that are not pledged to secure client repurchase agreements may be pledged to the FHLB as collateral for the Bank’s borrowing line.

During 2018, the Bank purchased $174 million in long-term investment debt securities, allocated among $90 million in mortgage-backed securities, $79 million in US government agencies, and a $5 million corporate bond.  The mortgage-backed securities have an expected weighted-average yield of approximately 3.24% and a weighted average expected life of 3.53 years.  The U.S. Government agencies have an expected weighted average yield of approximately 2.83% and a weighted average life of 3.06 years.  The corporate bond has a floating rate and matures in 2026.

From 2013 to 2018, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10% and 9% of the Bank’s investment portfolio as of December 31, 2018 and 2017. During 2018, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value.  As of December 31, 2018, this bond reflected an unrealized loss of $942,000.  The Bank does not intend to sell this bond, and it is likely that it will not be required to sell this bond before the bond’s anticipated recovery, therefore, management does not consider this bond to have OTTI.

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

Table 9 — Mortgage Backed Investment Securities

December 31, (in thousands)	2018	2017	2016	2015	2014

Private label mortgage backed security	$3,712	$4,449	$4,777	$5,132	$5,250
Mortgage backed securities - residential	169,349	106,535	73,174	92,327	124,423
Collateralized mortgage obligations	92,487	110,819	114,922	147,291	182,133
Total fair value of mortgage backed securities	$265,548	$221,803	$192,873	$244,750	$311,806

Table 10 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2018 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$74,692	$74,083	1.31%	0.63
Due from one year to five years	143,810	142,790	2.40	2.33
Total U.S. Treasury securities and U.S. Government agencies	218,502	216,873	2.03	1.75
Corporate bonds:
Due from one year to five years	10,000	9,058	3.44	4.29
Total Corporate bonds	10,000	9,058	3.44	4.29
Trust preferred security, due beyond ten years	3,533	4,075	6.72	18.43
Private label mortgage backed security	2,348	3,712	7.06	14.59
Total mortgage backed securities - residential	168,992	169,209	2.97	18.05
Total collateralized mortgage obligations	73,740	72,811	2.59	21.75
Total available-for-sale debt securities	$477,115	$475,738	2.51	10.84

Table 11 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2018 (dollars in thousands)	Value	Value	Yield	Years

Corporate bonds:
Due from one year or less	$75	$75	2.60%	0.75
Due from one year to five years	40,073	39,814	3.57	4.04
Due from five years to ten years	4,940	4,701	3.54	7.10
Total corporate bonds	45,088	44,590	3.56	4.38
Obligations of state and political subdivisions:
Due from one year to five years	463	452	1.76%	3.16
Total obligations of state and political subdivisions	463	452	1.76	3.16
Total mortgage backed securities - residential	132	140	4.94	16.00
Total collateralized mortgage obligations	19,544	19,676	2.81	20.58
Total held-to-maturity debt securities	$65,227	$64,858	3.33	9.25

Loan Portfolio

Table 12 — Loan Portfolio Composition

December 31, (in thousands)	2018	2017	2016	2015	2014

Traditional Banking:
Residential real estate:
Owner occupied	$907,005	$921,565	$1,000,148	$1,081,934	$1,118,341
Owner occupied - correspondent*	94,827	116,792	149,028	249,344	226,628
Nonowner occupied	242,846	205,081	156,605	116,294	96,492
Commercial real estate	1,248,940	1,207,293	1,060,496	860,561	807,207
Construction & land development	175,178	150,065	119,650	66,500	38,480
Commercial & industrial	430,355	341,692	259,026	229,307	157,067
Lease financing receivables	15,031	16,580	13,614	8,905	2,530
Home equity	332,548	347,655	341,285	289,194	245,679
Consumer:
Credit cards	19,095	16,078	13,414	11,068	9,573
Overdrafts	1,102	974	803	685	1,180
Automobile loans	63,475	65,650	52,579	6,473	3,231
Other consumer	46,642	20,501	19,744	11,998	10,289
Total Traditional Banking	3,577,044	3,409,926	3,186,392	2,932,263	2,716,697
Warehouse lines of credit*	468,695	525,572	585,439	386,729	319,431
Total Core Banking	4,045,739	3,935,498	3,771,831	3,318,992	3,036,128

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—
Other TRS loans	13,744	11,648	6,695	414	272
Republic Credit Solutions	88,744	66,888	32,252	7,204	4,095
Total Republic Processing Group	102,488	78,536	38,947	7,618	4,367

Total loans**	4,148,227	4,014,034	3,810,778	3,326,610	3,040,495
Allowance for loan and lease losses	(44,675)	(42,769)	(32,920)	(27,491)	(24,410)

Total loans, net	$4,103,552	$3,971,265	$3,777,858	$3,299,119	$3,016,085

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $134 million, or 3%, during 2018 to $4.1 billion at December 31, 2018. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking loans increased $167 million, or 5%, during 2018. Growth was primarily concentrated in commercial purpose loans, which is the Company’s primary sales focus for on-balance sheet loan growth. C&I, CRE, nonowner-occupied residential real estate, and C&D portfolios experienced growth of $89 million, $42 million, $38 million, and $25 million, respectively, during 2018. Additionally, a $26 million increase in loans collateralized by consumer aircraft drove a $26 million increase in other consumer loans during 2018.

The Bank’s owner occupied residential real estate loans, including correspondent loans, declined $37 million in total. These category fluctuations were generally in-line with the Company’s overall long-term loan growth strategy, which is to reduce the Bank’s reliance on residential real estate loans for balance sheet growth and to rely more on commercial purpose loans for future growth. While the Company does currently intend to reduce its reliance on owner occupied residential real estate loans for future balance sheet growth, it also continues to make plans to expand its agency-eligible volume of first mortgage residential real estate loans, which it intends to sell into the secondary market in order to generate fee income.

Warehouse Lending segment

Outstanding Warehouse loans decreased $57 million from December 31, 2017 to December 31, 2018. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the third quarter of 2015. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Republic Credit Solutions segment

RCS loans increased $22 million from December 31, 2017 to December 31, 2018 driven primarily by the addition of $21 million in hospital receivables during 2018.

During 2018, the Company agreed to sell its entire 10% interest in RCS’s credit-card product.  The sale settled in January 2019.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 13 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2018 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate	$454,659	$53,435	$103,676	$297,548
Commercial real estate	461,801	64,517	151,365	245,919
Construction & land development	39,274	9,636	17,053	12,585
Commercial & industrial	192,369	51,933	100,957	39,479
Lease financing receivables	13,203	5,976	7,227	—
Warehouse lines of credit	—	—	—	—
Home equity	—	—	—	—
Consumer	199,153	116,892	53,513	28,748
Total fixed rate loans	$1,360,459	$302,389	$433,791	$624,279

Variable rate loan maturities:

Residential real estate	$790,019	$21,504	$82,739	$685,776
Commercial real estate	787,139	60,057	144,507	582,575
Construction & land development	135,904	37,698	53,275	44,931
Commercial & industrial	251,730	105,809	106,936	38,985
Lease financing receivables	1,828	1,828	—	—
Warehouse lines of credit	468,695	468,695	—	—
Home equity	332,548	78,491	151,499	102,558
Consumer	19,905	19,112	748	45
Total variable rate loans	$2,787,768	$793,194	$539,704	$1,454,870

Total:

Residential real estate	$1,244,678	$74,939	$186,415	$983,324
Commercial real estate	1,248,940	124,574	295,872	828,494
Construction & land development	175,178	47,334	70,328	57,516
Commercial & industrial	444,099	157,742	207,893	78,464
Lease financing receivables	15,031	7,804	7,227	—
Warehouse lines of credit	468,695	468,695	—	—
Home equity	332,548	78,491	151,499	102,558
Consumer	219,058	136,004	54,261	28,793
Total loans	$4,148,227	$1,095,583	$973,495	$2,079,149

Loans at maturity interval to overall total loans	100%	26%	23%	50%

Allowance for Loan and Lease Losses

The Bank maintains an Allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance monthly and presents and discusses the analysis with the Audit Committee and the Board of Directors quarterly.

The Bank’s Allowance increased $2 million, or 4%, during 2018 to $45 million at December 31, 2018, primarily driven by reserves for general growth in Traditional Bank portfolios.  As a percent of total loans, the total Bank’s Allowance increased to 1.08% at December 31, 2018 compared to 1.07% at December 31, 2017.  An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Allowance at the Traditional Banking segment, increased to $30 million at December 31, 2018 from $29 million at December 31, 2017.  The Allowance to total Traditional Bank loans remained at 0.85%  from December 31, 2017 to December 31, 2018.  The growth in the Allowance for the Traditional Banking segment was generally related to the growth in the overall loan portfolio, with changes to the historical loss percentages and qualitative factors of the calculation providing minimal impact.

Warehouse Lending segment

The Allowance on loans originated through the Company’s Warehouse segment decreased to $1.2 million at December 31, 2018 from $1.3 million at December 31, 2017, with the Allowance to total outstanding Warehouse balances remaining at 0.25% at both period ends.  The decrease in the Allowance for the Warehouse Lending segment was entirely related to the decline in the overall loan portfolio.

Republic Credit Solutions segment

The Allowance on loans originated through the Company’s RCS segment remained at $13 million from December 31, 2017 to December 31, 2018.  Additional reserves for growth in RCS’s line-of-credit and hospital receivables products were offset by reserves released upon the reclassification of RCS’s credit-card product into the held-for-sale category. The Allowance to total RCS loans decreased to 14.70% at December 31, 2018 from 18.85% at December 31, 2017 due to a higher concentration of lower-risk healthcare receivables within the RCS loan portfolio at December 31, 2018.

RCS maintained an Allowance for two loan products offered at December 31, 2018, including its line-of-credit product and its healthcare-receivables product.  At December 31, 2018, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 40% for its line-of-credit portfolio.  The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables at December 31, 2018, as such receivables have recourse back to a third-party provider.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 14 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2018	2017	2016	2015	2014

Allowance at beginning of period	$42,769	$32,920	$27,491	$24,410	$23,026

Charge-offs:

Traditional Banking:
Residential real estate	(1,187)	(330)	(416)	(748)	(1,021)
Commercial real estate	(7)	—	(514)	(546)	(868)
Construction & land development	—	—	(44)	—	(18)
Commercial & industrial	(200)	(189)	(330)	(56)	(20)
Lease financing receivables	—	—	—	—	—
Home equity	(115)	(222)	(351)	(466)	(548)
Consumer	(2,099)	(2,042)	(1,727)	(1,185)	(1,083)
Total Traditional Banking	(3,608)	(2,783)	(3,382)	(3,001)	(3,558)
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	(3,608)	(2,783)	(3,382)	(3,001)	(3,558)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(12,478)	(8,121)	(3,474)	—	—
Other TRS loans	(74)	—	—	—	—
Republic Credit Solutions	(17,692)	(10,659)	(5,000)	(971)	(5)
Total Republic Processing Group	(30,244)	(18,780)	(8,474)	(971)	(5)
Total charge-offs	(33,852)	(21,563)	(11,856)	(3,972)	(3,563)

Recoveries:

Traditional Banking:
Residential real estate	285	272	429	318	164
Commercial real estate	131	139	152	98	155
Construction & land development	30	6	78	—	89
Commercial & industrial	51	34	127	62	114
Lease financing receivables	—	—	—	—	—
Home equity	311	182	151	148	183
Consumer	604	596	636	736	801
Total Traditional Banking	1,412	1,229	1,573	1,362	1,506
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	1,412	1,229	1,573	1,362	1,506

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	1,718	1,332	426	—	—
Other TRS loans	10	—	—	—	—
Republic Credit Solutions	1,250	906	492	17	—
Total Republic Processing Group	2,978	2,479	1,219	295	582

Total recoveries	4,390	3,708	2,792	1,657	2,088

Net loan charge-offs	(29,462)	(17,855)	(9,064)	(2,315)	(1,475)

Provision - Core Banking	3,568	3,773	3,945	3,065	3,392
Provision - RPG	27,800	23,931	10,548	2,331	(533)
Total Provision	31,368	27,704	14,493	5,396	2,859
Allowance at end of period	$44,675	$42,769	$32,920	$27,491	$24,410

Credit Quality Ratios - Total Company:

Allowance to total loans	1.08%	1.07%	0.86%	0.83%	0.80%
Allowance to nonperforming loans	277	284	205	125	103
Net loan charge-offs to average loans	0.72	0.47	0.25	0.07	0.05

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.78%	0.77%	0.74%	0.78%	0.80%
Allowance to nonperforming loans	197	213	175	118	103
Net loan charge-offs to average loans	0.06	0.04	0.05	0.05	0.08

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

Table 15 — Management’s Allocation of the Allowance for Loan and Lease Losses

	2018		2017		2016		2015		2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31, (in thousands)	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$5,798	24%	$6,182	22%	$7,158	27%	$8,301	34%	$8,565	38%
Owner occupied - correspondent	237	2	292	3	373	4	623	7	567	7
Nonowner occupied	1,662	6	1,396	5	1,139	4	1,052	3	837	3
Commercial real estate	10,030	30	9,043	30	8,078	28	7,672	26	7,774	27
Construction & land development	2,555	4	2,364	4	1,850	3	1,303	2	926	1
Commercial & industrial	2,873	10	2,198	9	1,511	7	1,455	7	1,167	5
Lease financing receivables	158	—	174	—	136	—	89	—	25	—
Home equity	3,477	8	3,754	9	3,757	9	2,996	9	2,730	8
Consumer:						—		—		—
Credit cards	1,140	—	607	—	490	—	448	—	285	—
Overdrafts	1,102	—	974	—	675	—	351	—	382	—
Automobile loans	724	2	687	2	526	1	56	—	32	—
Other consumer	591	1	1,162	1	771	1	479	—	277	—
Total Traditional Banking	30,347	87	28,833	85	26,464	84	24,825	88	23,567	89
Warehouse lines of credit	1,172	11	1,314	13	1,464	15	967	12	799	11
Total Core Banking	31,519	98	30,147	98	27,928	99	25,792	100	24,366	100

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Commercial & industrial	107	—	12	—	25	—	—	—	—	—
Republic Credit Solutions	13,049	2	12,610	2	4,967	1	1,699	—	44	—
Total Republic Processing Group	13,156	2	12,622	2	4,992	1	1,699	—	44	—
Total	$44,675	100	$42,769	100	$32,920	100	$27,491	100	$24,410	100

*See Table 12 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses at December 31, 2018.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI-Sub are considered “Classified.” Loans rated “Special Mention” or PCI-1 are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $5 million during 2018, primarily due to the payoffs and paydowns of Special Mention loans during the period.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special mention loans.

Table 16 — Classified and Special Mention Loans

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	19,860	21,202	21,412	27,833	39,999
Purchased Credit Impaired - Substandard	1,559	1,771	2,366	—	—
Total Classified Loans	21,419	22,973	23,778	27,833	39,999

Special Mention	21,205	23,813	30,702	31,312	36,268
Purchased Credit Impaired - Group 1	1,121	1,833	7,908	12,543	17,490
Total Special Mention Loans	22,326	25,646	38,610	43,855	53,758

Total Classified and Special Mention Loans	$43,745	$48,619	$62,388	$71,688	$93,757

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category included TDRs totaling approximately $8 million and  $6 million at December 31, 2018 and 2017.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.39% at December 31, 2018 from 0.38% at December 31, 2017, as the total balance of nonperforming loans increased by $1 million, or 7%, while total loans increased $134 million, or 3% during 2018.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	2018	2017	2016	2015	2014

Loans on nonaccrual status*	$15,993	$14,118	$15,892	$21,712	$23,337
Loans past due 90-days-or-more and still on accrual**	145	956	167	224	322
Total nonperforming loans	16,138	15,074	16,059	21,936	23,659
Other real estate owned	160	115	1,391	1,220	11,243
Total nonperforming assets	$16,298	$15,189	$17,450	$23,156	$34,902

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.39%	0.38%	0.42%	0.66%	0.78%
Nonperforming assets to total loans (including OREO)	0.39	0.38	0.46	0.70	1.14
Nonperforming assets to total assets	0.31	0.30	0.36	0.55	0.93

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.40%	0.36%	0.42%	0.66%	0.78%
Nonperforming assets to total loans (including OREO)	0.40	0.36	0.46	0.70	1.15
Nonperforming assets to total assets	0.32	0.28	0.36	0.55	0.93

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of PCI loans and smaller-balance consumer loans.

Approximately $13 million, or 80%, of the Bank’s total nonperforming loans at December 31, 2018, compared to $11 million, or 71%, as of December 31, 2017,  were concentrated in the residential real estate and HELOC categories, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $2 million, or 14%, of the Bank’s total nonperforming loans at December 31, 2018, compared to $3 million, or 22%, at December 31, 2017 were concentrated in the CRE and C&D portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 18 — Nonperforming Loan Composition

	2018		2017		2016		2015		2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
Years Ended December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$10,800	1.19%	$9,230	1.00%	$10,955	1.10%	$13,197	1.22%	$11,225	1.00%
Owner occupied - correspondent	382	0.40	—	—	—	—	—	—	—	—
Nonowner occupied	669	0.28	257	0.13	852	0.54	935	0.80	2,352	2.44
Commercial real estate	2,318	0.19	3,247	0.27	2,725	0.26	4,165	0.50	6,151	0.80
Construction & land development	—	—	67	0.04	77	0.06	1,589	2.39	1,990	5.17
Commercial & industrial	630	0.15	—	—	154	0.06	194	0.08	169	0.11
Lease financing receivables	—	—	—	—	—	—	—	—	—	—
Home equity	1,095	0.33	1,217	0.35	1,069	0.31	1,793	0.62	1,678	0.68
Consumer:
Credit cards	—	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—	—
Automobile loans	75	0.12	68	0.10	—	—	—	—	—	—
Other consumer	37	0.08	51	0.25	145	0.73	63	0.53	94	0.91
Total Traditional Banking	16,006	0.45	14,137	0.41	15,977	0.50	21,936	0.75	23,659	0.87
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	16,006	0.40	14,137	0.36	15,977	0.42	21,936	0.66	23,659	0.78

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	4	0.03	—	—	—	—	—	—	—	—
Republic Credit Solutions	128	0.14	937	1.40	82	0.25	—	—	—	—
Total Republic Processing Group	132	0.13	937	1.19	82	0.21	—	—	—	—

Total nonperforming loans	$16,138	0.39	$15,074	0.38	$16,059	0.42	$21,936	0.66	$23,659	0.78

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	108	$4,859	11	$2,401	3	$3,540	122	$10,800
Owner occupied - correspondent	—	—	1	382	—	—	1	382
Nonowner occupied	4	169	—	—	1	500	5	669
Commercial real estate	5	201	1	397	2	1,720	8	2,318
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	59	2	571	—	—	4	630
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	19	417	4	678	—	—	23	1,095
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	5	75	—	—	—	—	5	75
Other consumer	14	37	—	—	—	—	14	37
Total Traditional Banking	157	5,817	19	4,429	6	5,760	182	16,006
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	157	5,817	19	4,429	6	5,760	182	16,006

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	6	4	—	—	—	—	6	4
Republic Credit Solutions	960	128	—	—	—	—	960	128
Total Republic Processing Group	966	132	—	—	—	—	966	132

Total	1,123	$5,949	19	$4,429	6	$5,760	1,148	$16,138

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2017		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	102	$4,903	14	$2,760	1	$1,567	117	$9,230
Owner occupied - correspondent	—	—	—	—	—	—	—	—
Nonowner occupied	5	156	1	101	—	—	6	257
Commercial real estate	2	112	3	767	2	2,368	7	3,247
Construction & land development	1	67	—	—	—	—	1	67
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	26	615	4	602	—	—	30	1,217
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	68	—	—	—	—	3	68
Other consumer	12	51	—	—	—	—	12	51
Total Traditional Banking	151	5,972	22	4,230	3	3,935	176	14,137
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	151	5,972	22	4,230	3	3,935	176	14,137

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	13,536	937	—	—	—	—	13,536	937
Total Republic Processing Group	13,536	937	—	—	—	—	13,536	937

Total	13,687	$6,909	22	$4,230	3	$3,935	13,712	$15,074

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $852,000, $734,000 and $888,000 in 2018, 2017 and 2016.

Based on the Bank’s review as of December 31, 2018, management believes that its reserves are adequate to absorb probable losses on all nonperforming credits.

Table 20 — Rollforward of Nonperforming Loan

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

Nonperforming loans at the beginning of the period	$15,074	$16,059	$21,936	$23,659	$21,078
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	8,129	7,204	3,784	7,861	15,657
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(5,079)	(8,196)	(8,086)	(8,505)	(12,060)
Principal balance paydowns of loans nonperforming at both period ends	(1,175)	(782)	(1,742)	(1,079)	(1,016)
Net change in principal balance of other loans nonperforming at both period ends*	(811)	789	167	—	—

Nonperforming loans at the end of the period	$16,138	$15,074	$16,059	$21,936	$23,659

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

Loans charged-off	$(46)	$(287)	$(329)	$(210)	$(119)
Loans transferred to OREO	(569)	(574)	(2,986)	(2,034)	(4,365)
Loans refinanced at other institutions	(4,043)	(3,841)	(4,771)	(4,026)	(5,034)
Loans returned to accrual status	(421)	(3,494)	—	(2,235)	(2,542)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(5,079)	$(8,196)	$(8,086)	$(8,505)	$(12,060)

Delinquent Loans

Delinquent loans to total loans increased to 0.38% at December 31, 2018, from 0.35% at December 31, 2017, as the total balance of delinquent loans increased by $2 million, or 13%. With the exception of smaller-balance consumer loans, all loans past due 90-days-or-more as of December 31, 2018 and 2017 were on nonaccrual status.

Core Banking delinquent loans to total loans increased one basis point to 0.22% during 2018, while RPG delinquent loans to total loans remained at approximately 7% during 2018.

Table 22 — Delinquent Loan Composition*

	2018		2017		2016		2015		2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
Years Ended December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$5,525	0.61%	$4,782	0.52%	$4,554	0.46%	$6,882	0.64%	$8,008	0.72%
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—	—
Nonowner occupied	1,008	0.42	146	0.07	46	0.03	53	0.05	776	0.80
Commercial real estate	1,099	0.09	1,727	0.14	425	0.04	1,111	0.13	2,972	0.37
Construction & land development	—	—	67	0.04	—	—	1,500	2.26	1,990	5.17
Commercial & industrial	25	0.01	15	0.00	342	0.13	299	0.13	211	0.13
Lease financing receivables	—	—	—	—	—	—	—	—	—	—
Home equity	784	0.24	1,221	0.35	970	0.28	1,393	0.48	1,362	0.55
Consumer:
Credit cards	129	0.68	74	0.46	18	0.13	12	0.11	134	1.40
Overdrafts	230	20.87	233	23.92	161	20.05	133	19.42	178	15.08
Automobile loans	28	0.04	60	0.09	—	—	1	0.02	19	0.59
Other consumer	47	0.10	135	0.66	305	1.54	101	0.84	60	0.58
Total Traditional Banking	8,875	0.25	8,460	0.25	6,821	0.21	11,485	0.39	15,710	0.58
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	8,875	0.22	8,460	0.21	6,821	0.18	11,485	0.35	15,710	0.52

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	10	0.07	—	—	—	—	—	—	—	—
Republic Credit Solutions	7,077	7.97	5,641	8.43	2,137	6.63	246	3.41	141	3.44
Total Republic Processing Group	7,087	6.91	5,641	7.18	2,137	5.49	246	3.23	141	3.23

Total delinquent loans	$15,962	0.38	$14,101	0.35	$8,958	0.24	$11,731	0.35	$15,851	0.52

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23  — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

Delinquent loans at the beginning of the period	$14,101	$8,958	$11,731	$15,851	$16,223
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	7,092	7,015	5,399	6,942	13,750
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(6,332)	(5,181)	(10,205)	(10,969)	(14,079)
Principal balance paydowns of loans delinquent at both period ends	(334)	(170)	(94)	(207)	(245)
Net change in principal balance of other loans delinquent at both period ends*	1,435	3,479	2,127	114	202
Delinquent loans at the end of period	$15,962	$14,101	$8,958	$11,731	$15,851

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 24 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

Loans charged-off	$(50)	$(114)	$(150)	$(302)	$(159)
Loans transferred to OREO	(502)	(526)	(2,805)	(2,207)	(4,889)
Loans refinanced at other institutions	(3,523)	(2,529)	(3,926)	(4,072)	(5,617)
Loans paid current	(2,257)	(2,012)	(3,324)	(4,388)	(3,414)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(6,332)	$(5,181)	$(10,205)	$(10,969)	$(14,079)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $41 million at December 31, 2018 compared to $46 million at December 31, 2017.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of December 31, 2018, the Bank had $33 million in TDRs, of which $8 million were also on nonaccrual status. As of December 31, 2017, the Bank had $35 million in TDRs, of which $6 million were also on nonaccrual status.

Table 25 — Impaired Loan Composition

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

Troubled debt restructurings	$32,863	$34,637	$41,586	$49,580	$65,266
Impaired loans (which are not TDRs)	8,572	10,979	11,098	16,543	20,914
Total recorded investment in impaired loans	$41,435	$45,616	$52,684	$66,123	$86,180

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 26 — Stratification of Other Real Estate Owned

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2018		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	3	$160	—	$—	—	$—	3	$160

Total	3	$160	—	$—	—	$—	3	$160

	Number of OREO Properties and Carrying Value Range
				Carrying
		Carrying		Value		Carrying		Total
December 31, 2017		Value		> $100 &		Value		Carrying
(dollars in thousands)	No.	< = $100	No.	< = $500	No.	> $500	No.	Value

Residential real estate	2	$115	—	$—	—	$—	2	$115

Total	2	$115	—	$—	—	$—	2	$115

Table 27 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

OREO at beginning of period	$115	$1,391	$1,220	$11,243	$17,102
Transfer from loans to OREO	662	841	4,778	2,938	7,333
Proceeds from sale*	(1,346)	(2,793)	(4,851)	(12,660)	(10,974)
Net gain on sale	729	831	514	956	883
Writedowns	—	(155)	(270)	(1,257)	(3,101)
OREO at end of period	$160	$115	$1,391	$1,220	$11,243

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

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $65 million and $63 million of BOLI on its consolidated balance sheet at December 31, 2018 and 2017.  The Company acquired $7 million of BOLI during 2016 in association with its May 17, 2016 Cornerstone acquisition.

Table 28 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2018	2017	2016	2015	2014

BOLI at beginning of period	$63,356	$61,794	$52,817	$51,415	$25,086
BOLI acquired	—	—	7,461	—	25,000
Increase in cash surrender value	1,527	1,562	1,516	1,402	1,329
BOLI at end of period	$64,883	$63,356	$61,794	$52,817	$51,415

Deposits

Table 29 — Deposit Composition

Years Ended December 31, (in thousands)	2018	2017	2016	2015	2014

Core Bank:
Demand	$937,402	$944,812	$872,709	$783,054	$691,787
Money market accounts	717,954	546,998	541,622	501,059	471,339
Savings	187,868	182,800	164,410	117,408	91,625
Individual retirement accounts(1)	53,524	47,982	42,642	36,016	28,771
Time deposits, $250 and over(1)	84,104	77,891	37,200	42,775	56,556
Other certificates of deposit(1)	239,324	189,661	140,894	127,878	104,010
Reciprocal money market and time deposits(1)(2)	217,153	346,613	221,113	174,653	62,176
Brokered deposits(1)	9,394	72,718	168,150	69,771	49,349
Total Core Bank interest-bearing deposits	2,446,723	2,409,475	2,188,740	1,852,614	1,555,613
Total Core Bank noninterest-bearing deposits	971,422	988,537	943,329	606,154	494,244
Total Core Bank deposits	3,418,145	3,398,012	3,132,069	2,458,768	2,049,857

Republic Processing Group:
Money market accounts	5,453	1,641	—	—	—
Total RPG interest-bearing deposits	5,453	1,641	—	—	—

Brokered prepaid card deposits	4,350	1,509	145	1,540	—
Other noninterest-bearing deposits	28,197	31,996	28,478	27,169	8,325
Total RPG noninterest-bearing deposits	32,547	33,505	28,623	28,709	8,325
Total RPG deposits	38,000	35,146	28,623	28,709	8,325

Total deposits	$3,456,145	$3,433,158	$3,160,692	$2,487,477	$2,058,182

(1)	Represents a time deposit.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

Total Company deposits increased $23 million, or 1%, from December 31, 2017 to $3.5 billion at December 31, 2018.

Core Bank deposits increased $20 million during 2018, with generally lower-cost deposits such as noninterest-bearing, savings, money markets, and time deposits growing $185 million, in total. Largely offsetting this growth were reductions in generally higher-costing reciprocal and brokered deposits of $129 million and $63 million. A payoff of $50 million in wholesale-brokered money market deposits in April 2018 drove the decline in brokered deposits, while competitive market conditions generally drove the decrease in reciprocal deposits, which typically carry larger balances and tend to be more interest rate sensitive.

Table 30 — Average Deposits

	2018		2017		2016		2015		2014
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,120,633	0.39%	$1,095,276	0.22%	$962,473	0.10%	$840,815	0.07%	$750,693	0.07%
Money market accounts	639,560	0.63	554,336	0.29	546,360	0.20	485,508	0.16	477,129	0.16
Time deposits	348,670	1.63	266,332	1.19	221,634	1.00	200,863	0.96	174,904	0.65
Brokered and reciprocal money market	289,441	0.78	314,788	0.68	289,612	0.43	132,623	0.21	34,586	0.20
Brokered and reciprocal certificates of deposit	47,081	1.50	36,931	1.25	38,513	1.45	54,405	1.57	72,889	2.12
Total average interest-bearing deposits	2,445,385	0.70	2,267,663	0.43	2,058,592	0.29	1,714,214	0.26	1,510,201	0.26
Total average noninterest-bearing deposits	1,147,432	—	1,073,181	—	894,049	—	651,275	—	553,929	—
Total average deposits	$3,592,817	0.47	$3,340,844	0.29	$2,952,641	0.21	$2,365,489	0.19	$2,064,130	0.19

Table 31 — Maturities of Time Deposits Greater than $100,000 at December 31, 2018

		Weighted
		Average
Maturity (dollars in thousands)	Principal	Rate

Three months or less	$13,037	0.98%
Over three months through six months	9,728	1.07
Over six months through 12 months	55,348	1.72
Over 12 months	124,183	2.28
Total	$202,296	1.99

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

SSUARs totaled $183 million and $204 million at December 31, 2018 and 2017.  The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Table 32 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2018	2017	2016	2015	2014

Outstanding balance at end of period	$182,990	$204,021	$173,473	$395,433	$356,108
Weighted average interest rate at period end	0.83%	0.31%	0.05%	0.02%	0.04%
Average outstanding balance during the period	$225,145	$219,515	$280,296	$379,477	$296,196
Average interest rate during the period	0.50%	0.23%	0.02%	0.02%	0.04%
Maximum outstanding at any month end	$260,147	$293,944	$367,373	$442,981	$408,891

Federal Home Loan Bank Advances

FHLB advances increased $73 million, or 10%, from December 31, 2017 to $810 million at December 31, 2018, with the Bank reducing its term advances by $107 million and increasing its overnight advances by $180 million during 2018. During 2018, the Bank obtained $20 million in additional term advances with a weighted average rate of 2.96% and a weighted average term of 3.0 years, while $127 million of term advances with a weighted average rate of 1.61% matured during the period. The Bank held $510 million in overnight advances at a rate of 2.45% as of December 31, 2018, compared to $330 million in overnight advances at a rate of 1.42% at December 31, 2017.

The Bank chose to increase its overnight advances and reduce its term advances during 2018 in order to take advantage of the lower borrowing costs associated with overnight borrowings.  The Bank was able to implement this strategy due to its projected favorable risk position in the event of rising interest rates. See the section titled “Asset/Liability Management and Market Risk” in this section of the filing for additional discussion regarding the Bank’s interest-rate sensitivity.

Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. If a meaningful amount of the Bank’s loan originations in the future have repricing terms longer than five years, management will likely elect to borrow additional funds to mitigate its risk of future increases in market interest rates.  Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then-current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon, and final maturity of the advances obtained.

Table 33 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2018	2017	2016	2015	2014

Outstanding balance at end of period	$810,000	$737,500	$802,500	$699,500	$707,500
Weighted average interest rate at period end	2.26%	1.61%	1.35%	1.77%	1.60%
Average outstanding balance during the period	$557,090	$563,552	$583,591	$599,630	$584,516
Average interest rate during the period	1.88%	1.57%	1.87%	1.99%	2.24%
Maximum outstanding at any month end	$967,500	$1,002,500	$987,500	$916,500	$707,500

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

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 120% at December 31, 2018 and 120% at December 31, 2017. The December 31, 2017 ratio was recasted for the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, which provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria. At December 31, 2018 and December 31, 2017, the Company had cash and cash equivalents on-hand of $351 million and $299 million. In addition, the Bank had available borrowing capacity of $254 million and $347 million from the FHLB at December 31, 2018 and December 31, 2017. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $300 million and $326 million as of December 31, 2018 and December 31, 2017 and unsecured lines of credit totaling $125 million available through various other financial institutions as of December 31, 2018 and December 31, 2017.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of

AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2018 and December 31, 2017, these pledged investment securities had a fair value of $241 million and $263 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2018, the Bank had approximately $979 million in deposits from 151 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $519 million, or 15%, of the Company’s total deposit balances at December 31, 2018. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience, utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically during each quarter, has fallen short of its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors. As of December 31, 2018, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future. It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Table 34 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014

Stockholders’ equity	$689,934	$632,424	$604,406	$576,547	$558,731
Book value per share	33.03	30.33	28.97	27.59	26.80
Tangible book value per share*	31.98	29.27	27.89	26.87	26.08
Dividends declared per share - Class A Common Stock	0.968	0.869	0.825	0.781	0.737
Dividends declared per share - Class B Common Stock	0.880	0.790	0.750	0.710	0.670
Average stockholders’ equity to average total assets	13.00%	13.02%	13.32%	14.43%	15.66%
Total risk-based capital	16.80	16.04	16.37	20.58	22.17
Common equity tier 1 capital	14.92	14.15	14.59	18.39	NA
Tier 1 risk-based capital	15.81	15.06	15.55	19.69	21.28
Tier 1 leverage capital	14.11	13.21	13.54	14.82	15.92
Dividend payout ratio	26	39	37	46	53
Dividend yield	2.50	2.29	2.09	2.96	2.98

*See Footnote 2 of Part II, Item 6 “Selected Financial Data” for additional detail.

NA – Not applicable.

Total stockholders’ equity increased from $632 million at December 31, 2017 to $690 million at December 31, 2018. The increase in stockholders’ equity was primarily attributable to net income earned during 2018 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2018, the Bank could, without prior approval, declare dividends of approximately $111 million.

Regulatory Capital Requirements — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Banking regulators have categorized the Bank as well-capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer phased in from 2016 to 2019 on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.00% at December 31, 2018 compared to 13.02% at December 31, 2017. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2019, and is currently carrying the note at a cost of 3-LIBOR plus 1.42%, or 4.22%.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 35 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2018 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$591,305	$—	$—	$—	$591,305
Unused home equity lines of credit	30,257	30,896	64,778	251,346	377,277
Unused loan commitments - other	546,259	100,556	11,399	62,431	720,645
Standby letters of credit	9,760	569	313	—	10,642
FHLB letter of credit	10,000	—	—	—	10,000
Total off balance sheet items	$1,187,581	$132,021	$76,490	$313,777	$1,709,869

A portion of the unused commitments above are expected to expire or may not be fully used; therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $11 million and $12 million at December 31, 2018 and 2017. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2018, the Bank had a $10 million letter of credit from the FHLB issued on behalf of a Bank client. This letter of credit was used as credit enhancements for client bond offerings and reduced the Bank’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follow:

Table 36 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2018 (in thousands)	one year	three years	five years	years	Total

Deposits without a stated maturity*	$2,035,792	$—	$—	$—	$2,035,792
Time deposits (including brokered CDs)*	178,209	144,539	94,234	—	416,982
Federal Home Loan Bank advances*	620,486	150,000	40,000	—	810,486
Subordinated note*	—	—	—	41,240	41,240
Securities sold under agreements to repurchase*	182,990	—	—	—	182,990
Lease commitments	7,293	13,616	9,909	18,487	49,305
Other commitments**	12,716	10,592	4,669	1,473	29,450
Total contractual obligations	$3,037,486	$318,747	$148,812	$61,200	$3,566,245

*Includes accrued interest.

**Primarily includes dividends declared on common stock, the Bank’s SERP, and the Bank’s significant long-term vendor contracts.

See Footnote 8 “Deposits” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s deposits.

See Footnote 10 “Federal Home Loan Bank Advances” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s FHLB advances.

See Footnote 11 “Subordinated Note” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s subordinated note.

Securities sold under agreements to repurchase generally have indeterminate maturity periods and are predominantly included in the less than one-year category above.

See Footnote 17 “Benefit Plans” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s SERP commitments.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases.

See Footnote 20 “Transactions with Related Parties and their Affiliates” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s lease commitments.

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

As of December 31, 2018, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points.  Since December 2015, the Federal Open Market Committee has incrementally raised the FFTR, with further guidance suggesting that increases to the FFTR were possible in 2019.

The following table illustrates the Bank’s projected percent change from its Base net interest income for the next 12 months as of December 31, 2018 and 2017 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes Traditional Bank loan fees.

Table 37 — Bank Interest Rate Sensitivity at December 31, 2018 and 2017

	Change in Rates
	(100)	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at December 31, 2018	(2.9)%	0.9%	0.3%	(0.9)%	(1.7)%
% Change from base net interest income at December 31, 2017	(4.6)%	3.8%	4.8%	5.4%	5.4%

The Bank’s dynamic simulation model run for December 2018 projected modest improvement in the Bank’s net interest income over the next 12 months relative to the Base case for the Up 100 through the Up 200 scenarios, while the prior year’s simulation reflected greater improvement than December 2018 for the Up 100 through the Up 200 scenarios, as well as improvement in the Up 300 and Up 400 scenarios. A 100-basis point increase in the FFTR from December 31, 2017 to December 31, 2018, and a continued flattening of the yield curve over the same period were both drivers of the diminished projections reflected in the December 2018 scenarios. Additionally, conservative revisions to the Bank’s beta assumptions concerning its non-maturing deposits in response to deposit pricing trends contributed to the diminished 2018 projections. The Bank’s dynamic simulation model run for both December 2018 and 2017 projected a decline in the Bank’s net interest income over the next 12 months relative to the Base case for the Down 100 scenario.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2018, the Company’s internal control was effective in achieving the objectives stated above. Crowe LLP has provided its report on the audited 2018 and 2017 consolidated financial statements and on the effectiveness of the Company’s internal control in their report dated March 14, 2019.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 14, 2019

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We have served as the Company’s auditor since 1996. Louisville, Kentucky
March 14, 2019

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2018	2017

ASSETS

Cash and cash equivalents	$351,474	$299,351
Available-for-sale debt securities	475,738	524,303
Held-to-maturity debt securities (fair value of $64,858 in 2018 and $65,133 in 2017)	65,227	64,227
Equity securities with readily determinable fair value	2,806	2,928
Mortgage loans held for sale, at fair value	8,971	5,761
Consumer loans held for sale, at fair value	—	2,677
Consumer loans held for sale, at the lower of cost or fair value	12,838	8,551
Loans (includes $1,922 of loans carried at fair value in 2018)	4,148,227	4,014,034
Allowance for loan and lease losses	(44,675)	(42,769)
Loans, net	4,103,552	3,971,265
Federal Home Loan Bank stock, at cost	32,067	32,067
Premises and equipment, net	43,126	42,588
Premises, held for sale	1,694	3,017
Goodwill	16,300	16,300
Other real estate owned	160	115
Bank owned life insurance	64,883	63,356
Other assets and accrued interest receivable	61,568	48,856

TOTAL ASSETS	$5,240,404	$5,085,362

LIABILITIES

Deposits:
Noninterest-bearing	$1,003,969	$1,022,042
Interest-bearing	2,452,176	2,411,116
Total deposits	3,456,145	3,433,158

Securities sold under agreements to repurchase and other short-term borrowings	182,990	204,021
Federal Home Loan Bank advances	810,000	737,500
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	60,095	37,019

Total liabilities	4,550,470	4,452,938

Commitments and contingent liabilities (Footnote 12)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,675,262 shares (2018) and 18,606,338 shares (2017) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,212,487 shares (2018) and 2,242,624 shares (2017) issued and outstanding	4,900	4,902
Additional paid in capital	141,018	139,406
Retained earnings	545,013	487,700
Accumulated other comprehensive (loss) income	(997)	416

Total stockholders’ equity	689,934	632,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,240,404	$5,085,362

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2018	2017	2016
INTEREST INCOME:

Loans, including fees	$237,621	$205,582	$164,232
Taxable investment securities	11,830	9,404	7,876
Federal Home Loan Bank stock and other	6,730	3,792	1,884
Total interest income	256,181	218,778	173,992

INTEREST EXPENSE:

Deposits	17,017	9,802	6,058
Securities sold under agreements to repurchase and other short-term borrowings	1,125	502	65
Federal Home Loan Bank advances	10,473	8,860	10,900
Subordinated note	1,508	1,094	915
Total interest expense	30,123	20,258	17,938

NET INTEREST INCOME	226,058	198,520	156,054

Provision for loan and lease losses	31,368	27,704	14,493

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	194,690	170,816	141,561

NONINTEREST INCOME:

Service charges on deposit accounts	14,273	13,357	13,176
Net refund transfer fees	20,029	18,500	19,240
Mortgage banking income	4,825	4,642	6,882
Interchange fee income	11,159	9,881	9,009
Program fees	6,225	5,824	3,044
Increase in cash surrender value of bank owned life insurance	1,527	1,562	1,516
Net losses on debt securities	—	(136)	—
Net gains on other real estate owned	729	676	244
Other	4,658	4,108	4,398
Total noninterest income	63,425	58,414	57,509

NONINTEREST EXPENSE:

Salaries and employee benefits	91,189	82,233	69,882
Occupancy and equipment, net	24,883	24,019	21,586
Communication and transportation	4,785	4,711	4,256
Marketing and development	4,432	5,188	3,778
FDIC insurance expense	1,494	1,378	1,780
Bank franchise tax expense	4,951	4,626	4,757
Data processing	9,613	7,748	6,121
Interchange related expense	4,480	3,988	4,140
Supplies	1,444	1,594	1,406
Other real estate owned expense	94	388	503
Legal and professional fees	3,459	2,410	2,556
FHLB advance prepayment penalty	—	—	846
Impairment of premises held for sale	482	1,175	191
Other	12,546	11,386	8,305
Total noninterest expense	163,852	150,844	130,107

INCOME BEFORE INCOME TAX EXPENSE	94,263	78,386	68,963
INCOME TAX EXPENSE	16,411	32,754	23,060

NET INCOME	$77,852	$45,632	$45,903

BASIC EARNINGS PER SHARE:
Class A Common Stock	$3.76	$2.21	$2.22
Class B Common Stock	3.41	2.01	2.02

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$3.74	$2.20	$2.22
Class B Common Stock	3.40	2.00	2.01

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2018	2017	2016

Net income	$77,852	$45,632	$45,903

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	178	83	(125)
Reclassification amount for net derivative losses realized in income	28	219	332
Change in unrealized (loss) gain on AFS debt securities (2018), debt and equity securities (2017 and 2016)	(1,548)	(1,265)	(2,294)
Adjustment for adoption of ASU 2016-01	(428)	—	—
Reclassification adjustment for net (gain) loss on AFS debt securities recognized in earnings	—	136	—
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(20)	298	(9)
Total other comprehensive (loss) income before income tax	(1,790)	(529)	(2,096)
Tax effect	377	258	734
Total other comprehensive (loss) income, net of tax	(1,413)	(271)	(1,362)

COMPREHENSIVE INCOME	$76,439	$45,361	$44,541

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2016	18,652	2,245	$4,915	$136,910	$432,673	$2,049	$576,547

2016 Activity:

Net income	—	—	—	—	45,903	—	45,903
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,362)	(1,362)
Dividends declared on Common Stock:
Class A Shares ($0.825 per share)	—	—	—	—	(15,359)	—	(15,359)
Class B Shares ($0.75 per share)	—	—	—	—	(1,685)	—	(1,685)
Stock options exercised, net of shares redeemed	4	—	—	80	—	—	80
Repurchase of Class A Common Stock	(43)	—	(9)	(287)	(911)	—	(1,207)
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	289	—	—	289
Deferred director compensation expense - Class A Common Stock	4	—	—	170	—	—	170
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	524	—	—	524
Restricted stock	(2)	—	—	258	—	—	258
Stock options	—	—	—	248	—	—	248

Balance, December 31, 2016	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

2017 Activity:

Net income	—	—	—	—	45,632	—	45,632
Net change in accumulated other comprehensive income	—	—	—	—	—	(271)	(271)
Dividends declared on Common Stock:
Class A Shares ($0.869 per share)	—	—	—	—	(16,158)	—	(16,158)
Class B Shares ($0.79 per share)	—	—	—	—	(1,773)	—	(1,773)
Stock options exercised, net of shares redeemed	4	—	—	68	—	—	68
Repurchase of Class A Common Stock	(26)	—	(4)	(422)	(622)	—	(1,048)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	235	—	—	235
Deferred director compensation expense - Class A Common Stock	5	—	—	191	—	—	191
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	491	—	—	491
Restricted stock	7	—	—	424	—	—	424
Stock options	—	—	—	227	—	—	227

Balance, December 31, 2017	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

2018 Activity:

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)
Net income	—	—	—	—	77,852	—	77,852
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,075)	(1,075)
Dividends declared on Common Stock:
Class A Shares ($0.968 per share)	—	—	—	—	(18,076)	—	(18,076)
Class B Shares ($0.88 per share)	—	—	—	—	(1,955)	—	(1,955)
Stock options exercised, net of shares redeemed	3	—	—	83	—	—	83
Conversion of Class B to Class A Common Shares	30	(30)	—	—	—	—	—
Repurchase of Class A Common Stock	(14)	—	(5)	(349)	(473)	—	(827)
Net change in notes receivable on Class A Common Stock	—	—	—	5	—	—	5
Deferred compensation - Class A Common Stock:
Directors	5	—	1	214	—	—	215
Designated key employees	—	—	—	430	—	—	430
Employee stock purchase plan - Class A Common Stock	6	—	2	228	—	—	230
Stock-based awards - Class A Common Stock:							—
Performance stock units	—	—	—	106	—	—	106
Restricted stock	38	—	—	630	—	—	630
Stock options	—	—	—	265	—	—	265

Balance, December 31, 2018	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$77,852	$45,632	$45,903
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	97	245	503
Net accretion on loans and amortization of core deposit intangible	(3,540)	(6,373)	(2,573)
Unrealized losses on equity securities with readily determinable fair value	122	—	—
Depreciation of premises and equipment	9,347	8,472	7,304
Amortization of mortgage servicing rights	1,432	1,504	1,757
Provision for loan and lease losses	31,368	27,704	14,493
Net gain on sale of mortgage loans held for sale	(3,839)	(3,977)	(6,656)
Origination of mortgage loans held for sale	(176,916)	(160,091)	(216,812)
Proceeds from sale of mortgage loans held for sale	177,545	169,969	214,760
Net gain on sale of consumer loans held for sale	(5,930)	(5,647)	(2,835)
Origination of consumer loans held for sale	(778,476)	(663,171)	(380,066)
Proceeds from sale of consumer loans held for sale	781,951	661,098	379,907
Net realized losses on debt securities	—	136	—
Net gain realized on sale of other real estate owned	(729)	(831)	(514)
Writedowns of other real estate owned	—	155	270
Impairment of premises held for sale	482	1,175	191
Deferred compensation expense - Class A Common Stock	645	191	170
Stock-based awards expense - Class A Common Stock	1,001	1,142	1,030
Increase in cash surrender value of bank owned life insurance	(1,527)	(1,562)	(1,516)
Net change in other assets and liabilities:
Accrued interest receivable	(1,860)	(1,726)	(659)
Accrued interest payable	(16)	152	(298)
Other assets	2,822	730	(7,227)
Other liabilities	7,368	2,850	540
Net cash provided by operating activities	119,199	77,777	47,672

INVESTING ACTIVITIES:
Net change in cash for acquisition of Cornerstone Bancorp, Inc.	—	—	(9,088)
Purchases of available-for-sale debt securities	(173,875)	(225,212)	(419,254)
Purchases of held-to-maturity debt securities	(4,934)	(15,595)	(19,935)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	220,798	158,056	452,247
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	3,911	4,207	6,112
Proceeds from sales of available-for-sale debt securities	—	20,012	—
Net change in outstanding warehouse lines of credit	56,877	59,867	(198,710)
Purchase of non-business-acquisition loans, including premiums paid	—	(6,160)	(51,868)
Net change in other loans	(216,600)	(268,839)	(125,756)
Proceeds from sale of mortgage loans transferred to held for sale	—	—	72,330
Proceeds from redemption of Federal Home Loan Bank stock	—	—	224
Purchase of Federal Home Loan Bank stock	—	(3,859)	—
Proceeds from sales of other real estate owned	1,346	2,793	4,595
Net purchases of premises and equipment	(9,044)	(12,383)	(7,031)
Net cash used in investing activities	(121,521)	(287,113)	(296,134)

FINANCING ACTIVITIES:
Net change in deposits	22,987	272,466	468,544
Net change in securities sold under agreements to repurchase and other short-term borrowings	(21,031)	30,548	(221,960)
Payments of Federal Home Loan Bank advances	(457,500)	(490,000)	(292,000)
Proceeds from Federal Home Loan Bank advances	530,000	425,000	395,000
Payoff of subordinated note, net of common security interest	—	—	(4,000)
Repurchase of Class A Common Stock	(827)	(1,048)	(1,207)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	230	—	—
Net proceeds from Class A Common Stock options exercised	83	68	80
Cash dividends paid	(19,497)	(17,656)	(16,768)
Net cash provided by financing activities	54,445	219,378	327,689

NET CHANGE IN CASH AND CASH EQUIVALENTS	52,123	10,042	79,227
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,351	289,309	210,082
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$351,474	$299,351	$289,309

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$30,139	$20,106	$18,219
Income taxes	11,119	28,779	26,069

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$662	$841	$4,778
Transfers from loans held for sale to held for investment	2,237	—	71,201
Loans provided for sales of other real estate owned	—	—	256
Transfers from loans held for investment to held for sale	1,392	—	—
Unfunded commitments in low-income-housing investments	14,029	9,736	—

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation —  The consolidated financial statements include the accounts of Republic (the “Parent Company”) and its wholly-owned subsidiaries, the Bank and the Captive. All significant intercompany balances and transactions are eliminated in consolidation. All companies are collectively referred to as Republic or the Company. The term the “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term the “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc.

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

RBCT is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.

As of December 31, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2018, Republic had 45 full-service banking centers and one LPO with locations as follows:

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

Other sources of Traditional Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, fees charged to clients for trust services, and increases in the cash surrender value of BOLI.

Traditional Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, data processing, interchange related expenses, marketing and development expenses, FDIC insurance expense, franchise tax expense and various other general and administrative costs. Traditional Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

The Traditional Bank has acquired for investment single family, first lien mortgage loans that meet the Traditional Bank’s specifications through its Correspondent Lending channel. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.

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

Mortgage Banking segment — Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single family, first lien residential real estate loans that are originated and sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

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

RTs are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products because they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. Fees earned by the Company on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. First offered by TRS in 2016, the EA had the following features during its 2018, 2017, and 2016 offering periods:

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

Republic Payment Solutions — RPS is managed and operated within the TRS segment. The RPS division is an issuing bank offering general-purpose reloadable prepaid cards through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

The Company reports fees related to RPS programs under Program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.”

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States through Elevate Credit, Inc., its third-party servicer provider. RCS sells 90% of the balances generated within two business days of loan origination to a special purpose entity related to Elevate Credit, Inc. and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS credit-card product – From the fourth quarter of 2015 through the first quarter of 2018, the Bank piloted a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to a special purpose entity related to its third-party marketer/servicer and retained the remaining 10% interest. During the fourth quarter of 2018, the Bank and its third-party marketer/servicer finalized an agreement to sell 100% of the existing portfolio to an unrelated third party. The sale of the RCS credit-card portfolio receivables was settled in January 2019.

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

•

RCS installment loan product – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market monthly.

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently originated loans under this program, while the two parties evaluated the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified approximately $2.2 million of these loans from held for sale on the balance sheet into the held-for-investment category and revalued these loans accordingly.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Use of Estimates — Financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions impact the amounts reported in the financial statements and the disclosures provided. Actual amounts could differ from these estimates.

Concentration of Credit Risk — With the exception of loans originated through its Correspondent Lending channel, most of the Company’s Traditional Banking business activity is with clients located in Kentucky, Indiana, Florida, and Tennessee. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

Loans originated through the Traditional Bank’s Correspondent Lending channel are primarily secured by single family, first lien residences located outside the Company’s market footprint, with 74% of such loans secured by collateral located in the state of California as of December 31, 2018. Furthermore, warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2018, 32% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2018, 2017 and 2016, approximately 27%, 25% and 19% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 14%, 13% and 12%, while the RCS segment accounting for 13%, 12% and 7% of total Company net revenues.

For 2018, 2017 and 2016, approximately 5%, 7% and 8% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Debt Securities — Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Available-for-sale debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more-likely-than-not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in OCI. OTTI related to credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Bank compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Equity Securities — On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments. Among other things, ASU 2016-01 requires the Company recognize changes in the fair value of equity investments with a readily determinable fair value in net income unless those investments are accounted for under the equity method of accounting.

Accounting for Business Acquisitions — The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its internal growth strategies.

The Bank accounts for acquisitions in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any noncontrolling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

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

Commitments to fund mortgage loans (“interest rate lock commitments”) to be sold into the secondary market and non-exchange traded mandatory forward sales contracts (“forward contracts”) for the future delivery of these mortgage loans are accounted for as free-standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the Bank enters into the derivative. Generally, the Bank enters into forward contracts for the future delivery of mortgage loans when interest rate lock commitments are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these mortgage derivatives are included in net gains on sales of loans, which is a component of Mortgage Banking income on the income statement.

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

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase, as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2018 and 2017, management determined there was no impairment within the MSR portfolio.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $2.4 million, $2.2 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016. Late fees and ancillary fees related to loan servicing are considered nominal.

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

To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the PCI-1 category, whose credit risk is considered by management equivalent to a non-PCI Special Mention loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate. Provisions for loan losses are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable discount established as part of its initial day-one evaluation, such loan would be classified PCI-Sub within the Bank’s credit risk matrix. Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI Substandard loan. PCI-Sub loans are considered to be impaired.

Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

PCI loans are placed on nonaccrual if management cannot reasonably estimate future cash flows on such loans.

If a TDR is performed on a PCI loan, the loan is considered impaired under the applicable TDR accounting standards and transferred out of the PCI population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. PCI loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCI population.

Allowance for Loan and Lease Losses — The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Loan losses are charged against the Allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the Allowance. Management estimates the Allowance required using historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the Allowance may be made for specific classes, but the entire Allowance is available for any loan that, in management’s judgment, should be charged off.

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

•

Collateral Method — The recorded investment in the loan is measured against the fair value of the collateral less applicable estimated selling costs. The Bank employs the fair value of collateral method for its impaired loans when repayment is based solely on the sale or operations of the underlying collateral. Collateral fair value is typically based on the most recent real estate valuation on file. Measured impairment under this method is generally charged off unless the loan is a smaller-balance, homogeneous mortgage loan. The Bank’s estimated selling costs for its collateral-dependent loans typically range from 10- 13% of the fair value of the underlying collateral, depending on the asset class. Selling costs are not applicable for collateral-dependent loans whose repayment is based solely on the operations of the underlying collateral.

In addition to obtaining appraisals at the time of origination, the Bank typically updates appraisals and/or BPOs for loans with potential impairment. Updated valuations for commercial-related credits exhibiting an increased risk of loss are typically obtained within one year of the previous valuation. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When measuring impairment, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the Bank discounts such stale valuations primarily based on age and market conditions of the underlying collateral.

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

In determining the historical loss rates for each respective loan class, management evaluates the following historical loss rate scenarios:

•	Current year to date historical loss factor average
•	Rolling four quarter average
•	Rolling eight quarter average
•	Rolling twelve quarter average
•	Rolling sixteen quarter average
•	Rolling twenty quarter average
•	Rolling twenty-four quarter average
•	Rolling twenty-eight quarter average
•	Rolling thirty-two quarter average
•	Rolling thirty-six quarter average
•	Rolling forty quarter average

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

Allowance for Loans Originated Through the Republic Processing Group

The RPG Allowance at December 31, 2018 and 2017 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% of the balances within two days of loan origination, and retains a 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers.

RCS’s short-term line-of-credit product represented 36% and 42% of the RCS held-for-investment loan portfolio at December 31, 2018 and 2017.  For this product, management conducted an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance through September 30, 2018. Subsequent to September 30, 2018, management conducted an analysis of its line-of-credit product using a method similar to that employed for pooled loans collectively evaluated, as described above. This change in method of analysis did not a have a material impact on the Allowance calculated for RCS’s line-of-credit product as of December 31, 2018, September 30, 2018 or December 31, 2017. For RCS’s other products, the Allowance is and has been traditionally estimated using a method similar to that employed for pooled loans collectively evaluated, as described above.

RPG’s TRS segment first offered its EA tax-credit product during the first two months of 2016 and again during the first two months of 2017 and 2018. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered. EAs are generally repaid within three weeks of origination. Provisions for loan losses on EAs are estimated when advances are made, with all provisions made in the first quarter of each year. No Allowance for EAs existed as of December 31, 2018 and 2017, as all EAs originated during the first two months of each year had either been paid off or charged-off within 111 days of origination. The majority of EA charge-offs are recorded during the second quarter of each year.

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

Other Real Estate Owned — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10- 13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or broker price opinions. Operating costs after acquisition are expensed.

Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g. residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

Goodwill and Other Intangible Assets — Goodwill resulting from business acquisitions represents the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase combination and determined to have an indefinite useful life are not amortized, but tested annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

The Company has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million at December 31, 2018 and 2017 was not impaired and is properly recorded in the consolidated financial.

Other intangible assets consist of CDI assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

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

Comprehensive Income — Comprehensive income consists of net income and OCI. OCI includes, net of tax, unrealized gains and losses on available-for-sale debt securities and unrealized gains and losses on cash flow hedges, which are also recognized as separate components of equity.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Republic is required by the FRB to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet included no required reserve balances at December 31, 2018 and 2017.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $3 million and $3 million as of December 31, 2018 and 2017.

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

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Footnote 14 “Fair Value” in this section of the filing. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Revenue from contracts with Customers - On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). While this update modified guidance for recognizing revenue, it did not have a material impact on the timing or presentation of the Company’s revenue. The majority of Company’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to its client. The Company did elect a practical expedient permitted under this guidance which allows it to expense as-incurred incremental costs of obtaining a contract when the amortization period of those costs would be less than one year.

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

Accounting Standards Updates

The following ASUs were issued prior to December 31, 2018 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

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

The Company adopted this ASU on January 1, 2019 and upon adoption recorded $41 million of right-of-use lease assets and $42 million of operating lease liabilities on its balance sheet. The Company does not expect the adoption of this ASU to have a meaningful impact on the Company's performance metrics, including regulatory capital ratios and return on average assets.  Additionally, the Company does not believe that the adoption of this ASU by its clients will have a significant impact on the Company's ability to underwrite credit when client financial statements are presented inclusive of the requirements of this ASU.

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

2018-10	Codification Improvements to Topic 842, Leases	This ASU affects narrow aspects of the guidance issued in the amendments in ASU 2016-02.	January 1, 2019	Adoption should conform to the adoption of ASU 2016-02 above.	Immaterial

2018-11	Leases (Topic 842): Targeted Improvements

This ASU provides the Company with an additional (and optional) transition method to adopt ASU 2016-02.   This ASU also provides the Company with a practical expedient to not separate non-lease components from the associated lease component under certain circumstances.

			January 1, 2019	Adoption should conform to the adoption of ASU 2016-02 above.

The Company elected the optional transition method permitted by this ASU, allowing the Company to adopt ASU 2016-02, effective January 1, 2019 with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019.

2018-16	Derivatives and Hedging (Topic 815)	This ASU permits the use of the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815.	January 1, 2019	Prospectively.	Immaterial

2018-18	Collaborative Arrangements (Topic 808)	This ASU makes targeted improvements for accounting for collaborative arrangements in order to better align the accounting with guidance in Topic 606, Revenue from Contracts with Customers.	January 1, 2020	Retrospectively.	Immaterial

2018-20	Leases (Topic 842)

This ASU permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs, but instead account for such costs as lessee costs.  This ASU also requires that lessors allocate rather than recognize certain variable payments to the lease and non-lease components when the changes in facts and circumstances on which the variable payment is based occur.

			January 1, 2019	Prospectively.	Immaterial

The following ASUs were adopted by the Company during the year ended December 31, 2018:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2014-09	Revenue from Contracts with Customers (Topic 606)

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

Because most financial instruments are not subject to this ASU, a substantial portion of the Company's revenue was not impacted by this standard.  Furthermore, this new standard did not have a material impact on the timing of revenue recognition for any of the Company's revenue for 2018 nor is it expected to going forward.  Additionally, the Company took the following actions in association with the adoption of this ASU:  1) amended its accounting policies and procedures to ensure proper revenue recognition in conformity with this ASU; and 2) updated its revenue-recognition financial statement disclosures (see footnote 23 in this section of the filing).

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

The Company has updated its policies, procedures, and financial statement presentation and disclosures for this ASU.  As provided by this ASU, the Company now reports its financial instruments at exit price (see footnote 14 in this section of the filing) and recognizes changes in the fair value of applicable equity investments in net income (see footnote 2 in this section of the filing).

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

This ASU updates the FASB's ASC for guidance issued by the SEC in SAB 118.  Among other things, SAB 118 allows companies a one-year measurement period to complete their accounting for the impact of the 2017 Tax Cuts and Jobs Act.

			Upon addition to the ASC	Not Applicable.	For the Company's financial statement disclosures in accordance with SAB 118, see footnote 18 in this section of the filing.

2.INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The gross amortized cost and fair value of AFS debt securities and the related gross unrealized gains and losses recognized in AOCI were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$218,502	$25	$(1,654)	$216,873
Private label mortgage backed security	2,348	1,364	—	3,712
Mortgage backed securities - residential	168,992	1,470	(1,253)	169,209
Collateralized mortgage obligations	73,740	222	(1,151)	72,811
Corporate bonds	10,000	—	(942)	9,058
Trust preferred security	3,533	542	—	4,075
Total available-for-sale debt securities	$477,115	$3,623	$(5,000)	$475,738

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$309,042	$1	$(1,451)	$307,592
Private label mortgage backed security	3,065	1,384	—	4,449
Mortgage backed securities - residential	105,644	1,603	(873)	106,374
Collateralized mortgage obligations	87,867	371	(1,075)	87,163
Corporate bonds	15,001	124	—	15,125
Trust preferred security	3,493	107	—	3,600
Total available-for-sale debt securities	$524,112	$3,590	$(3,399)	$524,303

Held-to-Maturity Debt Securities

The carrying value, gross unrecognized gains and losses, and fair value of HTM debt securities were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$132	$8	$—	$140
Collateralized mortgage obligations	19,544	178	(46)	19,676
Corporate bonds	45,088	16	(514)	44,590
Obligations of state and political subdivisions	463	—	(11)	452
Total held-to-maturity debt securities	$65,227	$202	$(571)	$64,858

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2017 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$151	$10	$—	$161
Collateralized mortgage obligations	23,437	236	(17)	23,656
Corporate bonds	40,175	686	(3)	40,858
Obligations of state and political subdivisions	464	—	(6)	458
Total held-to-maturity debt securities	$64,227	$932	$(26)	$65,133

At December 31, 2018 and 2017, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Available-for-Sale Debt Securities

During 2017, the Bank recognized a gross loss of $136,000 on the sale of two AFS debt securities. The tax benefit related to the Bank’s realized losses totaled $48,000 for the year ended December 31, 2017.

During 2018 and 2016, there were no sales of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2018 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
December 31, 2018 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$74,692	$74,083	$75	$75
Due from one year to five years	153,810	151,848	40,536	40,266
Due from five years to ten years	—	—	4,940	4,701
Due beyond ten years	3,533	4,075	—	—
Private label mortgage backed security	2,348	3,712	—	—
Mortgage backed securities - residential	168,992	169,209	132	140
Collateralized mortgage obligations	73,740	72,811	19,544	19,676
Total debt securities	$477,115	$475,738	$65,227	$64,858

Market Loss Analysis

Securities with unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$71,627	$(598)	$106,136	$(1,056)	$177,763	$(1,654)
Mortgage backed securities - residential	43,691	(484)	32,003	(769)	75,694	(1,253)
Collateralized mortgage obligations	16,487	(473)	31,071	(678)	47,558	(1,151)
Corporate bonds	9,058	(942)	—	—	9,058	(942)
Total available-for-sale debt securities	$140,863	$(2,497)	$169,210	$(2,503)	$310,073	$(5,000)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$209,165	$(499)	$88,415	$(952)	$297,580	$(1,451)
Mortgage backed securities - residential	61,348	(617)	10,192	(256)	71,540	(873)
Collateralized mortgage obligations	30,963	(642)	18,603	(433)	49,566	(1,075)
Total available-for-sale debt securities	$301,476	$(1,758)	$117,210	$(1,641)	$418,686	$(3,399)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,539	$(46)	$5,539	$(46)
Corporate bonds	39,499	(514)	—	—	39,499	(514)
Obligations of state and political subdivisions	105	(1)	347	(10)	452	(11)
Total held-to-maturity debt securities:	$39,604	$(515)	$5,886	$(56)	$45,490	$(571)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$6,390	$(17)	$6,390	$(17)
Corporate bonds	4,997	(3)	—	—	4,997	(3)
Obligations of state and political subdivisions	458	(6)	—	—	458	(6)
Total held-to-maturity debt securities:	$5,455	$(9)	$6,390	$(17)	$11,845	$(26)

At December 31, 2018, the Bank’s portfolio consisted of 182 securities, 65 of which were in an unrealized loss position.

At December 31, 2017, the Bank’s portfolio consisted of 185 securities, 58 of which were in an unrealized loss position.

Corporate Bonds

From 2013 to 2018, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10% and 9% of the Bank’s investment portfolio as of December 31, 2018 and 2017. During 2018, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of December 31, 2018, this bond reflected an unrealized loss of $942,000. The Bank does not intend to sell this bond, and it is likely that it will not be required to sell this bond before the bond’s anticipated recovery, therefore, management does not consider this bond to have OTTI.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At December 31, 2018, with the exception of the $3.7 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FNMA. At December 31, 2018 and December 31, 2017, there were gross unrealized losses of $2.4 million and $1.9 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During the fourth quarter of 2015, the Parent Company purchased a $3 million floating rate trust preferred security at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points.  The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

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

The Bank owns one private label mortgage backed security with a total carrying value of $3.7 million at December 31, 2018. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 14 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$1,765	$1,765	$1,765
Recovery of losses previously recorded	(152)	—	—
Balance, end of period	$1,613	$1,765	$1,765

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $2.3 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2018	2017

Carrying amount	$240,590	$262,679
Fair value	240,700	262,902

Equity Securities

The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,500	—	(104)	2,396
Total equity securities with readily determinable fair values	$2,500	$410	$(104)	$2,806

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,500	—	(45)	2,455
Total equity securities with readily determinable fair values	$2,500	$473	$(45)	$2,928

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Year Ended December 31, 2018
	Gains (Losses) Recognized on Equity Securities
(in thousands)	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(63)	$(63)
Community Reinvestment Act mutual fund	—	(59)	(59)
Total equity securities with readily determinable fair value	$—	$(122)	$(122)

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the FRB, and the FHFA announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an OTTI charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to OCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of December 31, 2018, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $410,000.

3.LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans. Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Mortgage Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 15 “Mortgage Banking Activities” of this section of the filing.

Consumer Loans Held for Sale, at Fair Value

From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on the its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market monthly.

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

Activity for consumer loans held for sale and carried at fair value was as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$2,677	$2,198	$—
Origination of consumer loans held for sale	16,985	59,467	45,274
Loans transferred to held for investment	(2,237)	—	—
Proceeds from the sale of consumer loans held for sale	(17,022)	(59,380)	(43,410)
Net gain (loss) recognized on consumer loans held for sale	(403)	392	334
Balance, end of period	$—	$2,677	$2,198

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates balances for a line-of-credit product and, through December 31, 2018, originated balances on a credit-card product. The Bank has sold 90% of the balances maintained through these products within two days of transactional activity and retained a 10% interest. The line-of-credit product represents the substantial majority of balances retained as consumer loans held for sale that are carried at the lower of cost or fair value. During the third quarter of 2018, the Bank and its third-party marketer/servicer agreed to sell 100% of the existing credit-card portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value. The Bank and its third-party marketer/servicer closed the sale of the credit-card portfolio in January 2019. Gains or losses on the sale of RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$8,551	$1,310	$514
Origination of consumer loans held for sale	761,491	603,704	334,792
Loans transferred from held for investment	1,392	—	—
Proceeds from the sale of consumer loans held for sale	(764,929)	(601,718)	(336,497)
Net gain on sale of consumer loans held for sale	6,333	5,255	2,501
Balance, end of period	$12,838	$8,551	$1,310

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Ending loan balances at December 31, 2018 and 2017 were as follows:

December 31, (in thousands)	2018	2017

Traditional Banking:
Residential real estate:
Owner occupied	$907,005	$921,565
Owner occupied - correspondent*	94,827	116,792
Nonowner occupied	242,846	205,081
Commercial real estate	1,248,940	1,207,293
Construction & land development	175,178	150,065
Commercial & industrial	430,355	341,692
Lease financing receivables	15,031	16,580
Home equity	332,548	347,655
Consumer:
Credit cards	19,095	16,078
Overdrafts	1,102	974
Automobile loans	63,475	65,650
Other consumer	46,642	20,501
Total Traditional Banking	3,577,044	3,409,926
Warehouse lines of credit*	468,695	525,572
Total Core Banking	4,045,739	3,935,498

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	13,744	11,648
Republic Credit Solutions	88,744	66,888
Total Republic Processing Group	102,488	78,536

Total loans**	4,148,227	4,014,034
Allowance for loan and lease losses	(44,675)	(42,769)

Total loans, net	$4,103,552	$3,971,265

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at December 31, 2018 and 2017:

December 31, (in thousands)	2018	2017

Contractually receivable	$4,147,249	$4,014,673
Unearned income(1)	(1,038)	(1,157)
Unamortized premiums(2)	588	1,069
Unaccreted discounts(3)	(3,174)	(4,643)
Net unamortized deferred origination fees and costs(4)	4,602	4,092
Carrying value of loans	$4,148,227	$4,014,034

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased-Credit-Impaired Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans at December 31, 2018 and 2017:

December 31, (in thousands)	2018	2017

Contractually required principal	$4,251	$5,435
Non-accretable amount	(1,521)	(1,691)
Accretable amount	(50)	(140)
Carrying value of loans	$2,680	$3,604

The following table presents a rollforward of the accretable amount on all PCI loans for years ended December 31, 2018, 2017 and 2016:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$(140)	$(3,600)	$(4,125)
Transfers between non-accretable and accretable*	(573)	(28)	(206)
Net accretion into interest income on loans, including loan fees	663	3,488	1,120
Generated from acquisition of Cornerstone Bancorp, Inc. (recasted)	—	—	(389)
Balance, end of period	$(50)	$(140)	$(3,600)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

•	For new and renewed C&I, CRE and C&D loans, the Bank’s CCAD assigns the credit quality grade to the loan.

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

•

Monthly, members of senior management along with managers of Commercial Lending, CCAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee meeting. The SAC reviews all C&I and CRE, classified, and impaired loans and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and impaired retail residential real estate loans and all classified and impaired home equity loans. SAC also reviews the actions taken by management regarding credit-quality grades, foreclosure mitigation, loan extensions, troubled debt restructurings and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the Allowance analysis.

•

All new and renewed warehouse lines of credit are approved by the Executive Loan Committee. The CCAD assigns the initial credit quality grade to warehouse facilities. Monthly, members of senior management review warehouse lending activity including data associated with the underlying collateral to the warehouse facilities, i.e., the mortgage loans associated with the balances drawn.  Key performance indicators monitored include average days outstanding for each draw, average

FICO credit report score for the underlying collateral, average LTV for the underlying collateral and other factors deemed relevant.

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

Purchased Credit Impaired Loans — Group 1: To the extent that a PCI loan’s performance does not reflect an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified in the PCI-1 category, whose credit risk is considered by management equivalent to a non-PCI “Special Mention” loan within the Bank’s credit rating matrix. PCI-1 loans are considered impaired if, based on current information and events, it is probable that the future estimated cash flows of the loan have deteriorated from management’s initial acquisition day estimate.  Provisions are made for impaired PCI-1 loans to further discount the loan and allow its yield to conform to at least management’s initial expectations. Any improvement in the expected performance of a PCI-1 loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Purchased Credit Impaired Loans — Substandard: If during the Bank’s periodic evaluations of its PCI loan portfolio, management deems a PCI-1 loan to have an increased risk of loss of contractual principal beyond the non-accretable yield established as part of its initial day-one evaluation, such loan would be classified PCI-Sub within the Bank’s credit risk matrix.  Management deems the risk of default and overall credit risk of a PCI-Sub loan to be greater than a PCI-1 loan and more analogous to a non-PCI “Substandard” loan within the Bank’s credit rating matrix. PCI-Sub loans are considered to be impaired. Any improvement in the expected performance of a PCI-Sub loan would result in a reversal of the Provision to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

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

For all real estate and consumer loans, including small-dollar RPG loans, which do not meet the scope above, the Bank uses a grading system based on delinquency and nonaccrual status. Loans that are 90 days or more past due or on nonaccrual are graded Substandard. Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross-collateralized with a classified C&I or CRE loan.

Purchased loans accounted for under ASC Topic 310-20 are accounted for as any other Bank-originated loan, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the Allowance once day-one fair values are final.

Management separately monitors PCI loans and no less than quarterly reviews them against the factors and assumptions used in determining day-one fair values. In addition to its quarterly evaluation, a PCI loan is typically reviewed when it is modified or extended, or when information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

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

The following tables include loans by risk category based on the Bank’s internal analysis performed:

December 31, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$14,536	$11,690	$—	$170	$1,476	$27,872
Owner occupied - correspondent	—	—	382	—	—	—	382
Nonowner occupied	—	575	1,889	—	—	—	2,464
Commercial real estate	1,239,576	5,281	3,162	—	921	—	1,248,940
Construction & land development	175,113	—	65	—	—	—	175,178
Commercial & industrial	428,897	813	620	—	25	—	430,355
Lease financing receivables	15,031	—	—	—	—	—	15,031
Home equity	—	—	1,361	—	5	81	1,447
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	91	—	—	—	91
Other consumer	—	—	462	—	—	2	464
Total Traditional Banking	1,858,617	21,205	19,722	—	1,121	1,559	1,902,224
Warehouse lines of credit	468,695	—	—	—	—	—	468,695
Total Core Banking	2,327,312	21,205	19,722	—	1,121	1,559	2,370,919

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	138	—	—	—	138
Total Republic Processing Group	—	—	138	—	—	—	138

Total rated loans	$2,327,312	$21,205	$19,860	$—	$1,121	$1,559	$2,371,057

December 31, 2017		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$18,054	$12,056	$—	$180	$1,658	$31,948
Owner occupied - correspondent	—	—	—	—	—	—	—
Nonowner occupied	—	635	1,240	—	248	—	2,123
Commercial real estate	1,197,299	4,824	3,798	—	1,372	—	1,207,293
Construction & land development	149,332	—	733	—	—	—	150,065
Commercial & industrial	341,377	267	21	—	27	—	341,692
Lease financing receivables	16,580	—	—	—	—	—	16,580
Home equity	—	33	1,609	—	6	110	1,758
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	108	—	—	—	108
Other consumer	—	—	571	—	—	3	574
Total Traditional Banking	1,704,588	23,813	20,136	—	1,833	1,771	1,752,141
Warehouse lines of credit	525,572	—	—	—	—	—	525,572
Total Core Banking	2,230,160	23,813	20,136	—	1,833	1,771	2,277,713

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	11,648	—	—	—	—	—	11,648
Republic Credit Solutions	—	—	1,066	—	—	—	1,066
Total Republic Processing Group	11,648	—	1,066	—	—	—	12,714

Total rated loans	$2,241,808	$23,813	$21,202	$—	$1,833	$1,771	$2,290,427

* The above tables exclude all non-classified or non-rated residential real estate, home equity and consumer loans at the respective period ends.

Subprime Lending

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $49 million and $47 million at December 31, 2018 and 2017.  Approximately $18 million and $12 million of the outstanding Traditional Bank subprime loan portfolio at December 31, 2018 and 2017 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates a short-term line-of-credit product and, through December 31, 2018, originated a credit card product. The Bank has traditionally sold 90% of the balances maintained through these two products within two days of loan origination and retained a 10% interest. Both of these RCS products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for these two portfolios totaled $32 million and $33 million at December 31, 2018 and 2017. The balance held as of December 31, 2018 includes only the Bank’s line-of-credit product because the Bank settled the sale of 100% of its interest in its RCS credit-card product in January 2019.

Allowance for Loan and Lease Losses

The following tables present the activity in the Allowance by portfolio class for the years ended December 31, 2018, 2017 and 2016:

	Allowance Rollforward
	Years Ended December 31,
	2018					2017
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,182	$225	$(855)	$246	$5,798	$7,158	$(933)	$(300)	$257	$6,182
Owner occupied - correspondent	292	(55)	—	—	237	373	(81)	—	—	292
Nonowner occupied	1,396	559	(332)	39	1,662	1,139	272	(30)	15	1,396
Commercial real estate	9,043	863	(7)	131	10,030	8,078	826	—	139	9,043
Construction & land development	2,364	161	—	30	2,555	1,850	508	—	6	2,364
Commercial & industrial	2,198	824	(200)	51	2,873	1,511	842	(189)	34	2,198
Lease financing receivables	174	(16)	—	—	158	136	38	—	—	174
Home equity	3,754	(473)	(115)	311	3,477	3,757	37	(222)	182	3,754
Consumer:
Credit cards	607	906	(416)	43	1,140	490	247	(168)	38	607
Overdrafts	974	1,082	(1,215)	261	1,102	675	1,031	(960)	228	974
Automobile loans	687	57	(24)	4	724	526	188	(30)	3	687
Other consumer	1,162	(423)	(444)	296	591	771	948	(884)	327	1,162
Total Traditional Banking	28,833	3,710	(3,608)	1,412	30,347	26,464	3,923	(2,783)	1,229	28,833
Warehouse lines of credit	1,314	(142)	—	—	1,172	1,464	(150)	—	—	1,314
Total Core Banking	30,147	3,568	(3,608)	1,412	31,519	27,928	3,773	(2,783)	1,229	30,147

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	10,760	(12,478)	1,718	—	—	6,789	(8,121)	1,332	—
Other TRS loans	12	159	(74)	10	107	25	(254)	—	241	12
Republic Credit Solutions	12,610	16,881	(17,692)	1,250	13,049	4,967	17,396	(10,659)	906	12,610
Total Republic Processing Group	12,622	27,800	(30,244)	2,978	13,156	4,992	23,931	(18,780)	2,479	12,622

Total	$42,769	$31,368	$(33,852)	$4,390	$44,675	$32,920	$27,704	$(21,563)	$3,708	$42,769

	Allowance Rollforward
	Year Ended December 31, 2016
	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,301	$(1,148)	$(416)	$421	$7,158
Owner occupied - correspondent	623	(250)	—	—	373
Nonowner occupied	1,052	79	—	8	1,139
Commercial real estate	7,672	768	(514)	152	8,078
Construction & land development	1,303	513	(44)	78	1,850
Commercial & industrial	1,455	259	(330)	127	1,511
Lease financing receivables	89	47	—	—	136
Home equity	2,996	961	(351)	151	3,757
Consumer:
Credit cards	448	154	(164)	52	490
Overdrafts	351	898	(816)	242	675
Automobile loans	56	481	(12)	1	526
Other consumer	479	686	(735)	341	771
Total Traditional Banking	24,825	3,448	(3,382)	1,573	26,464
Warehouse lines of credit	967	497	—	—	1,464
Total Core Banking	25,792	3,945	(3,382)	1,573	27,928

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	3,048	(3,474)	426	—
Refund Anticipation Loans	—	(301)	—	301	—
Commercial & industrial	—	25	—	—	25
Republic Credit Solutions	1,699	7,776	(5,000)	492	4,967
Total Republic Processing Group	1,699	10,548	(8,474)	1,219	4,992

Total	$27,491	$14,493	$(11,856)	$2,792	$32,920

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2018	2017

Loans on nonaccrual status*	$15,993	$14,118
Loans past due 90-days-or-more and still on accrual**	145	956
Total nonperforming loans	16,138	15,074
Other real estate owned	160	115
Total nonperforming assets	$16,298	$15,189

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.39%	0.38%
Nonperforming assets to total loans (including OREO)	0.39	0.38
Nonperforming assets to total assets	0.31	0.30

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.40%	0.36%
Nonperforming assets to total loans (including OREO)	0.40	0.36
Nonperforming assets to total assets	0.32	0.28

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2018	2017	2018	2017

Traditional Banking:
Residential real estate:
Owner occupied	$10,800	$9,230	$—	$—
Owner occupied - correspondent	382	—	—	—
Nonowner occupied	669	257	—	—
Commercial real estate	2,318	3,247	—	—
Construction & land development	—	67	—	—
Commercial & industrial	630	—	—	—
Lease financing receivables	—	—	—	—
Home equity	1,095	1,217	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	75	68	—	—
Other consumer	24	32	13	19
Total Traditional Banking	15,993	14,118	13	19
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,993	14,118	13	19

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	4	—
Republic Credit Solutions	—	—	128	937
Total Republic Processing Group	—	—	132	937

Total	$15,993	$14,118	$145	$956

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

The Bank considers the performance of the loan portfolio and its impact on the Allowance. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2018 and 2017:

	Residential Real Estate				Consumer
		Owner							Republic
December 31, 2018	Owner	Occupied -	Nonowner	Home	Credit		Automobile	Other	Credit
(in thousands)	Occupied	Correspondent	Occupied	Equity	Cards	Overdrafts	Loans	Consumer	Solutions

Performing	$896,205	$94,445	$242,177	$331,453	$19,095	$1,102	$63,400	$46,605	$88,616
Nonperforming	10,800	382	669	1,095	—	—	75	37	128

Total	$907,005	$94,827	$242,846	$332,548	$19,095	$1,102	$63,475	$46,642	$88,744

	Residential Real Estate				Consumer
		Owner							Republic
December 31, 2017	Owner	Occupied -	Nonowner	Home	Credit		Automobile	Other	Credit
(in thousands)	Occupied	Correspondent	Occupied	Equity	Cards	Overdrafts	Loans	Consumer	Solutions

Performing	$912,335	$116,792	$204,824	$346,438	$16,078	$974	$65,582	$20,450	$65,951
Nonperforming	9,230	—	257	1,217	—	—	68	51	937

Total	$921,565	$116,792	$205,081	$347,655	$16,078	$974	$65,650	$20,501	$66,888

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2018	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,137	$748	$3,640	$5,525	$901,480	$907,005
Owner occupied - correspondent	—	—	—	—	94,827	94,827
Nonowner occupied	349	—	659	1,008	241,838	242,846
Commercial real estate	511	—	588	1,099	1,247,841	1,248,940
Construction & land development	—	—	—	—	175,178	175,178
Commercial & industrial	—	—	25	25	430,330	430,355
Lease financing receivables	—	—	—	—	15,031	15,031
Home equity	558	—	226	784	331,764	332,548
Consumer:
Credit cards	82	46	1	129	18,966	19,095
Overdrafts	223	5	2	230	872	1,102
Automobile loans	—	28	—	28	63,447	63,475
Other consumer	27	7	13	47	46,595	46,642
Total Traditional Banking	2,887	834	5,154	8,875	3,568,169	3,577,044
Warehouse lines of credit	—	—	—	—	468,695	468,695
Total Core Banking	2,887	834	5,154	8,875	4,036,864	4,045,739

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	2	4	4	10	13,734	13,744
Republic Credit Solutions	5,734	1,215	128	7,077	81,667	88,744
Total Republic Processing Group	5,736	1,219	132	7,087	95,401	102,488

Total	$8,623	$2,053	$5,286	$15,962	$4,132,265	$4,148,227
Delinquency ratio***	0.21%	0.05%	0.13%	0.38%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2017	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,559	$1,166	$1,057	$4,782	$916,783	$921,565
Owner occupied - correspondent	—	—	—	—	116,792	116,792
Nonowner occupied	47	—	99	146	204,935	205,081
Commercial real estate	398	—	1,329	1,727	1,205,566	1,207,293
Construction & land development	67	—	—	67	149,998	150,065
Commercial & industrial	15	—	—	15	341,677	341,692
Lease financing receivables	—	—	—	—	16,580	16,580
Home equity	723	50	448	1,221	346,434	347,655
Consumer:
Credit cards	34	40	—	74	16,004	16,078
Overdrafts	230	3	—	233	741	974
Automobile loans	36	—	24	60	65,590	65,650
Other consumer	93	21	21	135	20,366	20,501
Total Traditional Banking	4,202	1,280	2,978	8,460	3,401,466	3,409,926
Warehouse lines of credit	—	—	—	—	525,572	525,572
Total Core Banking	4,202	1,280	2,978	8,460	3,927,038	3,935,498

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	11,648	11,648
Republic Credit Solutions	3,631	1,073	937	5,641	61,247	66,888
Total Republic Processing Group	3,631	1,073	937	5,641	72,895	78,536

Total	$7,833	$2,353	$3,915	$14,101	$3,999,933	$4,014,034
Delinquency ratio***	0.20%	0.06%	0.10%	0.35%

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Loans with no allocated Allowance	$19,555	$18,540	$21,416
Loans with allocated Allowance	21,880	27,076	31,268
Total recorded investment in impaired loans	$41,435	$45,616	$52,684

Amount of the allocated Allowance	$3,764	$4,685	$4,925
Average of individually impaired loans during the year	45,620	47,361	56,981
Interest income recognized during impairment	1,245	1,392	1,466
Cash basis interest income recognized	—	—	—

Approximately $3 million and $4 million of impaired loans at December 31, 2018 and 2017 were PCI loans. Approximately $2 million and $2 million of impaired loans at December 31, 2018 and 2017 were formerly PCI loans which became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2018 and 2017:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2018	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,052	$3,365	$381	$5,798	$24,860	$880,500	$1,645	$—	$907,005	0.64%
Owner occupied - correspondent	—	237	—	237	382	94,445	—	—	94,827	0.25
Nonowner occupied	4	1,658	—	1,662	2,406	240,440	—	—	242,846	0.68
Commercial real estate	294	9,727	9	10,030	8,104	1,239,915	919	2	1,248,940	0.80
Construction & land development	4	2,551	—	2,555	65	175,113	—	—	175,178	1.46
Commercial & industrial	130	2,743	—	2,873	1,020	429,310	—	25	430,355	0.67
Lease financing receivables	—	158	—	158	—	15,031	—	—	15,031	1.05
Home equity	286	3,117	74	3,477	1,361	331,101	86	—	332,548	1.05
Consumer:
Credit cards	—	1,140	—	1,140	—	19,095	—	—	19,095	5.97
Overdrafts	—	1,102	—	1,102	—	1,102	—	—	1,102	100.00
Automobile loans	91	633	—	724	91	63,384	—	—	63,475	1.14
Other consumer	421	170	—	591	449	46,190	3	—	46,642	1.27
Total Traditional Banking	3,282	26,601	464	30,347	38,738	3,535,626	2,653	27	3,577,044	0.85
Warehouse lines of credit	—	1,172	—	1,172	—	468,695	—	—	468,695	0.25
Total Core Banking	3,282	27,773	464	31,519	38,738	4,004,321	2,653	27	4,045,739	0.78

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	107	—	107	—	13,744	—	—	13,744	0.78
Republic Credit Solutions	18	13,031	—	13,049	44	88,700	—	—	88,744	14.70
Total Republic Processing Group	18	13,138	—	13,156	44	102,444	—	—	102,488	12.84
Total	$3,300	$40,911	$464	$44,675	$38,782	$4,106,765	$2,653	$27	$4,148,227	1.08%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2017	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,361	$3,501	$320	$6,182	$27,605	$892,122	$1,838	$—	$921,565	0.67%
Owner occupied - correspondent	—	292	—	292	—	116,792	—	—	116,792	0.25
Nonowner occupied	4	1,390	2	1,396	1,814	203,019	248	—	205,081	0.68
Commercial real estate	407	8,588	48	9,043	9,185	1,196,736	1,369	3	1,207,293	0.75
Construction & land development	107	2,257	—	2,364	733	149,332	—	—	150,065	1.58
Commercial & industrial	288	1,910	—	2,198	308	341,357	—	27	341,692	0.64
Lease financing receivables	—	174	—	174	—	16,580	—	—	16,580	1.05
Home equity	425	3,218	111	3,754	1,609	345,930	115	1	347,655	1.08
Consumer:
Credit cards	—	607	—	607	—	16,078	—	—	16,078	3.78
Overdrafts	—	974	—	974	—	974	—	—	974	100.00
Automobile loans	32	655	—	687	108	65,542	—	—	65,650	1.05
Other consumer	528	631	3	1,162	552	19,946	3	—	20,501	5.67
Total Traditional Banking	4,152	24,197	484	28,833	41,914	3,364,408	3,573	31	3,409,926	0.85
Warehouse lines of credit	—	1,314	—	1,314	—	525,572	—	—	525,572	0.25
Total Core Banking	4,152	25,511	484	30,147	41,914	3,889,980	3,573	31	3,935,498	0.77

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	12	—	12	—	11,648	—	—	11,648	0.10
Republic Credit Solutions	49	12,561	—	12,610	129	66,759	—	—	66,888	18.85
Total Republic Processing Group	49	12,573	—	12,622	129	78,407	—	—	78,536	16.07
Total	$4,201	$38,084	$484	$42,769	$42,043	$3,968,387	$3,573	$31	$4,014,034	1.07%

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2018, 2017 and 2016. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

	As of			Twelve Months Ended
	December 31, 2018			December 31, 2018
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,676	$10,703	$—	$10,817	$198	$—
Owner occupied - correspondent	382	382	—	385	—	—
Nonowner occupied	2,729	2,350	—	2,561	87	—
Commercial real estate	5,688	4,607	—	5,040	151	—
Construction & land development	—	—	—	119	—	—
Commercial & industrial	712	604	—	755	3	—
Lease financing receivables	—	—	—	—	—	—
Home equity	919	876	—	682	17	—
Consumer	33	33	—	49	2	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	16,215	15,802	2,433	17,754	528	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	78	56	4	136	—	—
Commercial real estate	4,416	4,416	303	5,495	206	—
Construction & land development	65	65	4	113	3	—
Commercial & industrial	416	416	130	158	19	—
Lease financing receivables	—	—	—	—	—	—
Home equity	572	571	360	925	9	—
Consumer	554	554	530	631	22	—
Total impaired loans	$44,455	$41,435	$3,764	$45,620	$1,245	$—

	As of			Twelve Months Ended
	December 31, 2017			December 31, 2017
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,664	$10,789	$—	$11,253	$179	$—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	1,784	1,704	—	1,526	86	—
Commercial real estate	5,504	4,430	—	4,863	71	—
Construction & land development	591	591	—	565	29	—
Commercial & industrial	20	20	—	116	4	—
Lease financing receivables	—	—	—	—	—	—
Home equity	1,071	981	—	1,205	11	—
Consumer	25	25	—	62	1	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	18,676	18,654	2,681	20,212	655	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	361	358	6	416	14	—
Commercial real estate	6,124	6,124	455	5,501	294	—
Construction & land development	142	142	107	209	3	—
Commercial & industrial	288	288	288	225	8	—
Lease financing receivables	—	—	—	—	—	—
Home equity	743	743	536	820	17	—
Consumer	767	767	612	388	20	—
Total impaired loans	$47,760	$45,616	$4,685	$47,361	$1,392	$—

	As of			Twelve Months Ended
	December 31, 2016			December 31, 2016
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$13,727	$12,629	$—	$13,219	$140	$—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	1,399	1,376	—	1,293	20	—
Commercial real estate	6,610	5,536	—	6,462	106	—
Construction & land development	476	476	—	476	20	—
Commercial & industrial	67	67	—	115	7	—
Lease financing receivables	—	—	—	—	—	—
Home equity	1,358	1,287	—	1,674	15	—
Consumer	45	45	—	70	—	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	21,595	21,576	3,361	22,867	782	—
Owner occupied - correspondent	—	—	—	—	—	—
Non owner occupied	491	493	73	799	24	—
Commercial real estate	7,397	7,397	577	8,592	292	—
Construction & land development	405	406	120	421	19	—
Commercial & industrial	619	619	227	621	1	—
Lease financing receivables	—	—	—	—	—	—
Home equity	742	741	532	331	39	—
Consumer	37	36	35	41	1	—
Total impaired loans	$54,968	$52,684	$4,925	$56,981	$1,466	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2018 and 2017, $8 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	60	$6,378	156	$17,232	216	$23,610
Commercial real estate	3	1,203	14	6,571	17	7,774
Construction & land development	—	—	1	65	1	65
Commercial & industrial	2	571	3	408	5	979
Consumer	—	—	256	435	256	435
Total troubled debt restructurings	65	$8,152	430	$24,711	495	$32,863

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	62	$4,926	183	$20,189	245	$25,115
Commercial real estate	2	1,366	14	6,499	16	7,865
Construction & land development	1	67	3	666	4	733
Commercial & industrial	—	—	2	287	2	287
Consumer	—	—	830	637	830	637
Total troubled debt restructurings	65	$6,359	1,032	$28,278	1,097	$34,637

 The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2018 and 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	145	16,892	12	978	157	17,870
Principal deferral	11	1,171	4	1,871	15	3,042
Legal modification	35	1,500	8	228	43	1,728
Total residential TDRs	191	19,563	25	4,047	216	23,610

Commercial related and construction/land development loans:
Interest only payments	2	752	—	—	2	752
Rate reduction	8	2,962	—	—	8	2,962
Principal deferral	12	5,076	—	—	12	5,076
Legal modification	—	—	1	28	1	28
Total commercial TDRs	22	8,790	1	28	23	8,818

Consumer loans:
Rate reduction	1	16	—	—	1	16
Principal deferral	255	419	—	—	255	419
Legal modification	—	—	—	—	—	—
Total consumer TDRs	256	435	—	—	256	435

Total troubled debt restructurings	469	$28,788	26	$4,075	495	$32,863

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	2	$463	—	$—	2	$463
Rate reduction	161	18,777	17	1,902	178	20,679
Principal deferral	14	1,455	2	121	16	1,576
Legal modification	42	1,997	7	400	49	2,397
Total residential TDRs	219	22,692	26	2,423	245	25,115

Commercial related and construction/land development loans:
Interest only payments	3	837	—	—	3	837
Rate reduction	7	3,185	1	79	8	3,264
Principal deferral	9	3,430	2	1,354	11	4,784
Total commercial TDRs	19	7,452	3	1,433	22	8,885

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total troubled debt restructurings	1,068	$30,781	29	$3,856	1,097	$34,637

As of December 31, 2018 and 2017, 88% and 89% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $3 million and $4 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2018 and 2017. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2018 and 2017.

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2018, 2017 and 2016 that were modified during the years ended December 31, 2018, 2017 and 2016 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	2	465	—	—	2	465
Principal deferral	3	43	3	1,849	6	1,892
Legal modification	7	121	1	18	8	139
Total residential TDRs	12	629	5	2,837	17	3,466

Commercial related and construction/land development loans:
Principal deferral	6	1,402	—	—	6	1,402
Legal modification	—	—	1	28	1	28
Total commercial TDRs	6	1,402	1	28	7	1,430

Consumer loans:
Principal deferral	1	52	—	—	1	52
Total consumer TDRs	1	52	—	—	1	52

Total troubled debt restructurings	19	$2,083	6	$2,865	25	$4,948

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Rate reduction	1	$219	—	$—	1	$219
Principal deferral	4	1,013	—	—	4	1,013
Legal modification	6	351	2	197	8	548
Total residential TDRs	11	1,583	2	197	13	1,780
Commercial related and construction/land development loans:
Principal deferral	2	266	—	—	2	266
Legal modification	—	—	—	—	—	—
Total commercial TDRs	2	266	—	—	2	266

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total consumer TDRs	830	637	—	—	830	637

Total troubled debt restructurings	843	$2,486	2	$197	845	$2,683

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

As of December 31, 2018, 2017 and 2016, 42%, 93% and 62% of the Bank’s TDRs that occurred during the years ended December 31, 2018, 2017 and 2016 were performing according to their modified terms. The Bank provided approximately $472,000,  $885,000 and $377,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during 2018, 2017 and 2016.

There was no significant change between the pre and post modification loan balances at December 31, 2018, 2017 and 2016.

The following tables present loans by class modified as troubled debt restructurings within the previous 12 months of December 31, 2018, 2017 and 2016 and for which there was a payment default during 2018, 2017 and 2016:

	2018		2017		2016
	Number of	Recorded	Number of	Recorded	Number of	Recorded
Years Ended December 31, (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	6	$2,920	2	$197	5	$498
Commercial real estate	1	28	—	—	—	—
Construction & land development	—	—	—	—	1	86
Home equity	—	—	—	—	1	286
Consumer	—	—	823	129	—	—

Total	7	$2,948	825	$326	7	$870

Foreclosures

The following table presents the carrying amount of foreclosed properties held at December 31, 2018 and 2017 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2018	2017

Residential real estate	$160	$115

Total other real estate owned	$160	$115

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2018 and 2017:

December 31, (in thousands)	2018	2017

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,293	$1,392

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2018, 2017 and 2016.  The Company based its estimated provision for loan losses of EAs on current year EA delinquency information and prior year IRS funding patterns of federal tax refunds subsequent to the first quarter.  At December 31, 2018, 2017 and 2016, all EAs originated had been either charged-off or collected.

Information regarding EAs follows:

Years Ended December 31, (dollars in thousands)	2018	2017	2016

Easy Advances originated	$430,210	$328,523	$123,230
Net charge to the Provision for Easy Advances	10,760	6,789	3,048
Provision to total Easy Advances originated	2.50%	2.07%	2.47%
Easy Advances net charge-offs	$10,760	$6,789	$3,048
Easy Advances net charge-offs to total Easy Advances originated	2.50%	2.07%	2.47%

5.PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2018	2017

Land	$4,185	$4,185
Buildings and improvements	35,264	34,513
Furniture, fixtures and equipment	43,245	40,550
Leasehold improvements	19,638	18,760
Total premises and equipment	102,332	98,008
Less: Accumulated depreciation and amortization	59,206	55,420
Premises and equipment, net	$43,126	$42,588

The Company held three former banking centers for sale as of December 31, 2018. The Company closed its Hudson, Florida banking center in January 2015 and has held the property for sale since closing.  Additionally, the Company obtained two Florida-based, former banking centers in its May 17, 2016 Cornerstone acquisition. The Company carried all three former banking centers at a value of $2 million, inclusive of accumulated depreciation, at December 31, 2018.

In 2018, the Company sold its banking center in Port Richey, Florida and recognized a $14,000 loss on the transaction. The premises of the banking center were carried at approximately $778,000, which equated to the total cost of the premises less accumulated depreciation.

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Depreciation expense	$9,347	$8,472	$7,304

6.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Beginning of period	$16,300	$16,300	$10,168
Acquired goodwill	—	—	6,132
Impairment	—	—	—
End of period	$16,300	$16,300	$16,300

The goodwill balance relates entirely to the Company’s Traditional Banking operations.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2018 and 2017, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test as of December 31, 2018, 2017 and 2016.

The Company recorded a $1 million core deposit intangible asset in association with its May 17, 2016 Cornerstone acquisition. For the years ending December 31, 2018, 2017 and 2016, aggregate CDI amortization expense was immaterial to the Company’s financial statements.

7.INTEREST RATE SWAPS

Interest rate swap derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a cash flow hedging relationship. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of OCI. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

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

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2018 and 2017:

					December 31, 2018		December 31, 2017
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$58	$45	$(60)	$(25)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	57	45	(31)	(48)
Total	$20,000				$115	$90	$(91)	$(73)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2018, 2017 and 2016:

December 31, (in thousands)	2018	2017	2016

Interest rate swap on money market deposits	$18	$109	$168
Interest rate swap on FHLB advance	10	110	164
Total interest expense on swap transactions	$28	$219	$332

The following table presents the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the years ended December 31, 2018, 2017 and 2016:

December 31, (in thousands)	2018	2017	2016

Gains (losses) recognized in OCI on derivative (effective portion)	$178	$83	$(125)

Losses reclassified from OCI on derivative (effective portion)	(28)	(219)	(332)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—

The estimated net amount of the existing losses reported in AOCI at December 31, 2018 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2018 and 2017 is included in the following table:

		2018		2017
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$26,398	$1,264	$48,942	$312
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	54,718	(908)	12,477	(228)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$81,116	$356	$61,419	$84

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	81,116	(356)	61,419	(84)
Total		$162,232	$—	$122,838	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $0 and $1.5 million at December 31, 2018 and 2017.

8.DEPOSITS

Ending deposit balances at December 31, 2018 and 2017 were as follows:

December 31, (in thousands)	2018	2017

Core Bank:
Demand	$937,402	$944,812
Money market accounts	717,954	546,998
Savings	187,868	182,800
Individual retirement accounts(1)	53,524	47,982
Time deposits, $250 and over(1)	84,104	77,891
Other certificates of deposit(1)	239,324	189,661
Reciprocal money market and time deposits(1)(2)	217,153	346,613
Brokered deposits(1)	9,394	72,718
Total Core Bank interest-bearing deposits	2,446,723	2,409,475
Total Core Bank noninterest-bearing deposits	971,422	988,537
Total Core Bank deposits	3,418,145	3,398,012

Republic Processing Group:
Money market accounts	5,453	1,641
Total RPG interest-bearing deposits	5,453	1,641

Brokered prepaid card deposits	4,350	1,509
Other noninterest-bearing deposits	28,197	31,996
Total RPG noninterest-bearing deposits	32,547	33,505
Total RPG deposits	38,000	35,146

Total deposits	$3,456,145	$3,433,158

(1)	Represents a time deposit.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

Time deposits at or above the FDIC insured limit of $250,000 are presented in the table below:

December 31, (in thousands)	2018	2017

Time deposits of $250 or more	$84,104	$77,891

At December 31, 2018, the scheduled maturities and weighted average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2019	$177,702	1.42%
2020	91,045	1.86
2021	53,494	2.17
2022	34,014	2.12
2023	60,220	2.93
Thereafter	—	—
Total	$416,475	1.89

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

At December 31, 2018 and 2017, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2018	2017

Outstanding balance at end of period	$182,990	$204,021
Weighted average interest rate at end of period	0.83%	0.31%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$110,854	$71,824
Mortgage backed securities - residential	84,657	83,452
Collateralized mortgage obligations	10,136	84,693
Total securities pledged	$205,647	$239,969

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2018, 2017 and 2016 follows:

Years Ended December 31, (dollars in thousands)	2018	2017	2016

Average outstanding balance during the period	$225,145	$219,515	$280,296
Average interest rate during the period	0.50%	0.23%	0.02%
Maximum outstanding at any month end during the period	$260,147	$293,944	$367,373

10.FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2018 and 2017, FHLB advances were as follows:

December 31, (dollars in thousands)	2018	2017

Overnight advances	$510,000	$330,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	290,000	397,500
Total FHLB advances	$810,000	$737,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  The Company incurred an $846,000 prepayment penalty on the payoff of $50 million in FHLB advances during 2016, with no similar penalty incurred in 2018 or 2017.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2018 and 2017, Republic had available borrowing capacity of $254 million and $347 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of December 31, 2018 and 2017.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2019 (Overnight)	$510,000	2.45%
2019 (Term)	110,000	1.91
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
2024	—	—
Thereafter	—	—
Total	$810,000	2.26%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2018	2017

Outstanding balance at end of period	$510,000	$330,000
Weighted average interest rate at end of period	2.45%	1.42%

Years Ended December 31, (dollars in thousands)	2018	2017	2016

Average outstanding balance during the period	$202,830	$141,918	$91,087
Average interest rate during the period	1.98%	1.09%	0.43%
Maximum outstanding at any month end during the period	$560,000	$625,000	$495,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2018	2017

First lien, single family residential real estate	$1,129,588	$1,123,402
Home equity lines of credit	311,419	320,649

11.SUBORDINATED NOTE

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TRS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR +  1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2019, and carried the note at a cost of 3-month LIBOR + 1.42%, or 4.22%,  at December 31, 2018.

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

12.OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2018	2017

Unused warehouse lines of credit	$591,305	$525,328
Unused home equity lines of credit	377,277	367,887
Unused loan commitments - other	720,645	598,002
Standby letters of credit	10,642	12,643
FHLB letter of credit	10,000	10,000
Total commitments	$1,709,869	$1,513,860

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

13.STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2018, the Bank could, without prior approval, declare dividends of approximately $111 million.

Regulatory Capital Requirements — The Parent Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum Risk-Based Capital requirements. The capital conservation buffer phased in from 2016 to 2019 based on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019. The capital ratios for capital adequacy and “well capitalized” do not include considerations of the capital conservation buffer.

is
					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$757,726	16.80%	$360,911	8.00%	NA	NA
Republic Bank & Trust Company	654,258	14.52	360,359	8.00	$450,449	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	673,051	14.92	203,012	4.50	NA	NA
Republic Bank & Trust Company	609,583	13.53	202,702	4.50	292,792	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	713,051	15.81	270,683	6.00	NA	NA
Republic Bank & Trust Company	609,583	13.53	270,269	6.00	360,359	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	713,051	14.11	202,119	4.00	NA	NA
Republic Bank & Trust Company	609,583	12.06	202,126	4.00	252,658	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$694,369	16.04%	$346,215	8.00%	NA	NA
Republic Bank & Trust Company	591,592	13.69	345,589	8.00	$431,987	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	612,315	14.15	194,746	4.50	NA	NA
Republic Bank & Trust Company	548,823	12.70	194,394	4.50	280,791	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	651,600	15.06	259,662	6.00	NA	NA
Republic Bank & Trust Company	548,823	12.70	259,192	6.00	345,589	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	651,600	13.21	197,309	4.00	NA	NA
Republic Bank & Trust Company	548,823	11.15	196,961	4.00	246,201	5.00

14.FAIR VALUE

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at December 31, 2018. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

Equity securities with readily determinable fair value: Quoted market prices in an active market are available for the Bank’s CRA mutual fund investment and fall within Level 1 of the fair value hierarchy.

The fair value of the Company’s Freddie Mac preferred stock is determined by matrix pricing, as described above (Level 2 inputs).

Mortgage loans held for sale, at fair value: The fair value of mortgage loans held for sale is determined using quoted secondary market prices. Mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

Consumer loans held for sale, at fair value: From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment-loan product across the United States using a third-party marketer/service. As part of the program, the Bank sold 100% of the balances generated through the program back to the third-party marketer/servicer approximately 21 days after origination. The Bank carried all unsold loans under the program as “held for sale” on the its balance sheet. At the initiation of this program in 2016, the Bank elected to carry these loans at fair value under a fair-value option, with the portfolio thereafter marked to market on a monthly basis.

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

Through the first quarter of 2018, the fair value for these loans was based on contractual sales terms, which are classified as Level 3 inputs. As of December 31, 2018, the fair value of these loans was based on the discounted cash flows of the underlying loans, which are also classified as Level 3 inputs.

From the fourth quarter of 2015 through the first quarter of 2018, the Bank piloted a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to its third-party marketer/servicer and retained the remaining 10% interest. During the second quarter of 2018, the Bank and its third-party marketer/servicer discontinued the marketing of the product to potential new clients, as the two parties deliberated the future direction of the program. During the third quarter of 2018, the Bank and its third-party marketer/servicer reached an agreement in concept to sell 100% of the existing portfolio to an unrelated third party. As a result, the Bank reclassified its 10% interest with a book value of $3.5 million into a held-for-sale category and charged the entire RCS credit-card portfolio down to its estimated net realizable value of $1.5 million. The sale of this portfolio was settled in January 2019.

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

Impaired loans: Collateral-dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals or BPOs. These appraisals or BPOs may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the process by the independent experts to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for collateral-dependent impaired loans, impaired premises and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at December 31, 2018 and 2017.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$216,873	$—	$216,873
Private label mortgage backed security	—	—	3,712	3,712
Mortgage backed securities - residential	—	169,209	—	169,209
Collateralized mortgage obligations	—	72,811	—	72,811
Corporate bonds	—	9,058	—	9,058
Trust preferred security	—	—	4,075	4,075
Total available-for-sale debt securities	$—	$467,951	$7,787	$475,738

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,396	—	—	2,396
Total equity securities with readily determinable fair value	$2,396	$410	$—	$2,806

Mortgage loans held for sale	$—	$8,971	$—	$8,971
Consumer loans held for investment	—	—	1,922	1,922
Rate lock loan commitments	—	356	—	356
Interest rate swap agreements	—	1,264	—	1,264

Financial liabilities:
Mandatory forward contracts	$—	$262	$—	$262
Interest rate swap agreements	—	1,149	—	1,149

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$307,592	$—	$307,592
Private label mortgage backed security	—	—	4,449	4,449
Mortgage backed securities - residential	—	106,374	—	106,374
Collateralized mortgage obligations	—	87,163	—	87,163
Corporate bonds	—	15,125	—	15,125
Trust preferred security	—	—	3,600	3,600
Total available-for-sale debt securities	$—	$516,254	$8,049	$524,303

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$473	$—	$473
Community Reinvestment Act mutual fund	2,455	—	—	2,455
Total equity securities with readily determinable fair value	$2,455	$473	$—	$2,928

Mortgage loans held for sale	$—	$5,761	$—	$5,761
Consumer loans held for sale	—	—	2,677	2,677
Rate lock loan commitments	—	310	—	310
Interest rate swap agreements	—	312	—	312

Financial liabilities:
Mandatory forward contracts	$—	$9	$—	$9
Interest rate swap agreements	—	403	—	403

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2018 and 2017.

The following table presents a reconciliation of the Bank’s Private Label Mortgage Backed Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2018, 2017 and 2016:

Private Label Mortgage Backed Security

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$4,449	$4,777	$5,132
Total gains or losses included in earnings:
Net change in unrealized gain	(20)	298	(9)
Recovery of actual losses previously recorded	152	—	—
Principal paydowns	(869)	(626)	(346)
Balance, end of period	$3,712	$4,449	$4,777

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

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2018 and 2017:

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,712	Discounted cash flow	(1) Constant prepayment rate	6.5% - 8.9%

			(2) Probability of default	1.8% - 4.7%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$4,449	Discounted cash flow	(1) Constant prepayment rate	3.5% - 6.5%

			(2) Probability of default	1.8% - 8.0%

			(3) Loss severity	60% - 85%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2018, 2017 and 2016:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$3,600	$3,200	$3,405
Total gains or losses included in earnings:
Discount accretion	40	44	44
Net change in unrealized gain	435	356	(249)
Balance, end of period	$4,075	$3,600	$3,200

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2018	2017

Aggregate fair value	$8,971	$5,761
Contractual balance	8,676	5,668
Unrealized gain	295	93

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2018, 2017 and 2016 are presented in the following table:

Years Ended December 31, (in thousands)	2018	2017	2016

Interest income	$402	$346	$200
Change in fair value	203	(1)	4
Total included in earnings	$605	$345	$204

Consumer Loans Held for Investment/Sale

Prior to the second quarter of 2018, all consumer installment loans originated through RCS were originated with the intent to sale and carried at fair value. During the second quarter of 2018, approximately $2 million of these loans were transferred from the held for sale category into the held for investment category and recorded at their fair market value as of the date of transfer. Interest income for these loans is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2018 and 2017.

A reconciliation of the Company’s consumer loans measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 30, 2018 and 2017 is included in Footnote 3 of this section of the filing.

Prior to the second quarter of 2018, the significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the net contractual premiums and level of loans sold at a discount price. As of December 31, 2018, the significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the constant prepayment rate, probability of default, and loss severity for these loans under a discounted-cash-flow model. Significant fluctuations in any of these inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for short-term installment loans as of December 31, 2018 and 2017:

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$1,922	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	45.0%

			(3) Loss severity	20.0%

	Fair	Valuation
December 31, 2017 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$2,677	Contractual Sales Terms	(1) Net Premium	0.9%

			(2) Discounted Sales	5.0%

As of December 31, 2018 and 2017, the aggregate fair value, contractual balance, and unrealized gain (loss) on consumer loans held for sale, at fair value, was as follows:

December 31, (in thousands)	2018	2017

Aggregate fair value	$1,922	$2,677
Contractual balance	2,170	2,535
Unrealized (loss) gain	(248)	142

The total amount of net gains from changes in fair value included in earnings for the years ended December 31, 2018, 2017, and 2016 for consumer loans held for sale, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2018	2017	2016

Interest income	$602	$962	$700
Change in fair value	(390)	29	114
Total included in earnings	$212	$991	$814

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Consumer loans held for sale	$—	$—	$1,249	$1,249

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,708	$4,708
Nonowner occupied	—	—	1,007	1,007
Commercial real estate	—	—	1,255	1,255
Commercial & industrial	—	—	609	609
Home equity	—	—	356	356
Total impaired loans*	$—	$—	$7,935	$7,935

Premises	$—	$—	$1,694	$1,694

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,107	$4,107
Nonowner occupied	—	—	237	237
Commercial real estate	—	—	1,366	1,366
Home equity	—	—	393	393
Total impaired loans*	$—	$—	$6,103	$6,103

Other real estate owned:
Residential real estate	$—	$—	$83	$83
Total other real estate owned	$—	$—	$83	$83

Premises	$—	$—	$3,017	$3,017

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and 2017:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Consumer loans held for sale	$1,249	Sales comparison approach	Adjustments determined for differences between comparable sales	6% (6%)

Impaired loans - residential real estate owner occupied	$4,708	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 67% (9%)

Impaired loans - residential real estate nonowner occupied	$1,007	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (15%)

Impaired loans - commercial real estate	$123	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,132	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$609	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$356	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (8%)

Premises	$1,694	Sales comparison approach	Adjustments determined for differences between comparable sales	27% - 72% (40%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2017 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 54% (10%)

Impaired loans - residential real estate nonowner occupied	$237	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 8% (5%)

Impaired loans - commercial real estate	$79	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,287	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - home equity	$393	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 23% (15%)

Other real estate owned - residential real estate	$83	Sales comparison approach	Adjustments determined for differences between comparable sales	86% (86%)

Premises	$3,017	Sales comparison approach	Adjustments determined for differences between comparable sales	4% - 67% (21%)

Consumer Loans Held for Sale

Details of consumer loans held for sale follow:

December 31, (in thousands)	December 31, 2018

Carrying amount of loans measured at fair value	$2,867
Estimated discount for loan losses	(1,618)
Total fair value	$1,249

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

Impaired collateral-dependent loans are as follows:

December 31, (in thousands)	2018	2017

Carrying amount of loans measured at fair value	$7,380	$5,358
Estimated selling costs considered in carrying amount	913	752
Valuation allowance	(358)	(7)
Total fair value	$7,935	$6,103

Years Ended December 31, (in thousands)	2018	2017	2016

Provisions on collateral-dependent, impaired loans	$1,629	$169	$552

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2018	2017	2016

Other real estate owned carried at fair value	$—	$83	$400
Other real estate owned carried at cost	160	32	991
Total carrying value of other real estate owned	$160	$115	$1,391
Other real estate owned write-downs during the years ended	$—	$155	$270

Premises

The Company’s Traditional Banking segment classified three of its former banking centers as held for sale as of December 31, 2018, with one additional banking center classified as held for sale as of December 31, 2017 and sold during 2018. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to these properties were as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Impairment charges on premises	$482	$1,175	$191

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 and 2017 are as follows:

		Fair Value Measurements at
		December 31, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$351,474	$351,474	$—	$—	$351,474
Available-for-sale debt securities	475,738	—	467,951	7,787	475,738
Held-to-maturity debt securities	65,227	—	64,858	—	64,858
Equity securities with readily determinable fair values	2,806	2,396	410	—	2,806
Mortgage loans held for sale, at fair value	8,971	—	8,971	—	8,971
Consumer loans held for sale, at the lower of cost or fair value	12,838	—	12,838	—	12,838
Loans, net	4,103,552	—	—	4,062,457	4,062,457
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	13,942	—	13,942	—	13,942
Rate lock loan commitments	356	—	356	—	356
Interest rate swap agreements	1,264	—	1,264	—	1,264

Liabilities:
Noninterest-bearing deposits	$1,003,969	—	$1,003,969	—	$1,003,969
Transaction deposits	2,035,701	—	2,035,701	—	2,035,701
Time deposits	416,475	—	412,477	—	412,477
Securities sold under agreements to repurchase and other short-term borrowings	182,990	—	182,990	—	182,990
Federal Home Loan Bank advances	810,000	—	804,251	—	804,251
Subordinated note	41,240	—	33,724	—	33,724
Accrued interest payable	1,084	—	1,084	—	1,084
Mandatory forward contracts	262	—	262	—	262
Interest rate swap agreements	1,149	—	1,149	—	1,149

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

NA - Not applicable

15.MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$5,761	$11,662	$4,083
Origination of mortgage loans held for sale	176,916	160,091	216,812
Transferred from held for investment to held for sale	—	—	71,201
Proceeds from the sale of mortgage loans held for sale	(177,545)	(169,969)	(287,090)
Net gain on sale of mortgage loans held for sale	3,839	3,977	6,656
Balance, end of period	$8,971	$5,761	$11,662

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily FHLMC, totaling $972 million and $969 million at December 31, 2018 and 2017. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $10 million and $9 million at December 31, 2018 and 2017.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2018	2017	2016

Net gain realized on sale of mortgage loans held for sale	$3,843	$4,180	$5,478
Net gain realized on sale of mortgage loans transferred from held for investment to held for sale	—	—	1,129
Net change in fair value recognized on loans held for sale	203	(1)	4
Net change in fair value recognized on rate lock loan commitments	46	11	(8)
Net change in fair value recognized on forward contracts	(253)	(213)	53
Net gain recognized	3,839	3,977	6,656

Loan servicing income	2,418	2,169	1,983
Amortization of mortgage servicing rights	(1,432)	(1,504)	(1,757)
Net servicing income recognized	986	665	226
Total Mortgage Banking income	$4,825	$4,642	$6,882

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$5,044	$5,180	$4,912
Additions	1,307	1,368	2,025
Amortized to expense	(1,432)	(1,504)	(1,757)
Balance, end of period	$4,919	$5,044	$5,180

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the years ended December 31, 2018, 2017 and 2016.

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2018	2017

Fair value of mortgage servicing rights portfolio	$9,357	$7,984
Monthly weighted average prepayment rate of unpaid principal balance*	160%	200%
Discount rate	10.00%	10.00%
Weighted average default rate	4.25%	3.75%
Weighted average life in years	6.32	5.49

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2019	$796
2020	778
2021	756
2022	721
2023	638
2024	523
2025	707
Total	$4,919

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2018		2017
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$8,676	$8,971	$5,668	$5,761

Included in other assets:
Rate lock loan commitments	$14,788	$356	$14,696	$310

Included in other liabilities:
Mandatory forward contracts	$20,063	$262	$17,159	$9

16.STOCK PLANS AND STOCK BASED COMPENSATION

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2018	2017	2016

Risk-free interest rate	3.00%	2.07%	1.43%
Expected dividend yield	2.01%	2.41%	3.16%
Expected stock price volatility	18.59%	20.36%	20.17%
Expected life of options (in years)	5	5	5
Estimated fair value per share	$8.09	$5.46	$3.27

The following table summarizes stock option activity from January 1, 2017 through December 31, 2018:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2017	312,600	$24.49
Granted	4,500	35.54
Exercised	(3,500)	19.63
Forfeited or expired	(18,600)	24.99
Outstanding, December 31, 2017	295,000	$24.68	2.86	$3,935,010

Outstanding, January 1, 2018	295,000	$24.68
Granted	165,000	48.08
Exercised	(3,500)	24.10
Forfeited or expired	(23,300)	26.51
Outstanding, December 31, 2018	433,200	$33.50	3.15	$3,786,820

Unvested	433,200	$33.50	3.15	$3,786,820
Exercisable (vested) at December 31, 2018	—	$—	—	$—

Information related to the stock options during each year follows:

Years Ended December 31, (in thousands, except per share data)	2018	2017	2016

Intrinsic value of options exercised	$79	$71	$18
Cash received from options exercised, net of shares redeemed	83	68	80

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2018	2017

Outstanding loans	$134	$139

Restricted Stock Awards

Restricted stock awards generally vest within six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock activity from January 1, 2017 through December 31, 2018:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	77,000	$20.02
Granted	7,413	35.77
Forfeited	(750)	19.85
Earned and issued	(42,053)	21.66
Outstanding, December 31, 2017	41,610	$21.18

Outstanding, January 1, 2018	41,610	$21.18
Granted	48,323	40.16
Forfeited	(1,500)	19.85
Earned and issued	(37,323)	21.33
Outstanding, December 31, 2018	51,110	$39.06

Unvested	51,110	$39.06

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally five to six years.

Performance Stock Units

The Company first granted PSUs under the 2015 Plan in January 2016. Shares of stock underlying the PSUs may be earned over a four-year performance period commencing on January 1, 2017 and ending on December 31, 2020 as follows:

•

If the Company achieves a ROA, as defined in the award agreement, of 1.25% for a calendar year in the performance period, then between March 1st and March 15th of the following year, provided that the recipient is still employed in good standing on the payment date, the Company will issue shares of fully vested stock to the participant equal to 50% of the number of the PSUs initially granted to the participant; and

•

If the ROA of 1.25% is met again at the end of another calendar year during the remaining term of the performance period, the Company will similarly issue fully vested stock in an amount equal to the remaining 50% of the initial PSUs granted to the participant.

•

The Compensation Committee (the “Committee”) makes all determinations regarding the achievement of ROA based on the Company’s audited financial statements and average assets as reported in the Company's Annual Report on Form 10- K with the Securities and Exchange Commission, and the determination of the Committee is final and binding on all parties. The Committee reserves the right, in its sole discretion, to adjust the calculation of ROA downward for income or expense items that it considers to be infrequent or nonrecurring in nature.

The following table summarizes PSU activity from January 1, 2017 through December 31, 2018:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2017	55,000	$23.13
Granted	—	—
Forfeited	(6,500)	23.48
Earned and issued	—	—
Outstanding, December 31, 2017	48,500	$23.08

Outstanding, January 1, 2018	48,500	$23.08
Granted	—	—
Forfeited	(2,500)	23.08
Earned and issued	—	—
Outstanding, December 31, 2018	46,000	$23.08

Expected to vest	46,000	$23.08

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2018, 2017 and 2016 as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Stock option expense	$265	$227	$248
Restricted stock award expense	630	424	258
Performance stock unit expense	106	491	524
Total expense	$1,001	$1,142	$1,030

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year Ended (in thousands)	Options	Stock Awards	Total

2019	$415	$606	$1,021
2020	320	261	581
2021	291	261	552
2022	249	237	486
2023	106	119	225
2024 and beyond	3	16	19
Total	$1,384	$1,500	$2,884

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

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2017	64,155	$22.94
Deferred fees and dividend equivalents converted to stock units	5,199	36.81
Stock units converted to Class A Common Shares	(5,456)	22.84
Outstanding, December 31, 2017	63,898	$24.08

Outstanding, January 1, 2018	63,898	$24.08
Deferred fees and dividend equivalents converted to stock units	5,081	41.82
Stock units converted to Class A Common Shares	(2,835)	23.94
Outstanding, December 31, 2018	66,144	$25.45

Vested	66,144	$25.45

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Director deferred compensation expense	$214	$191	$170

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key-employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2018	—	$—
Deferred base salaries and dividend equivalents converted to stock units	4,992	43.09
Matching stock units credited	4,992	43.09
Matching stock units forfeited	(362)	42.99
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2018	9,622	$43.10

Vested	4,992	$43.10
Unvested	4,630	$43.10

The following presents key-employee deferred compensation expense for the period presented:

Year Ended December 31, (in thousands)	2018

Key-employee deferred compensation expense - base salary	$215
Key-employee deferred compensation expense - employer match	215
Total	$430

Employee Stock Purchase Plan

On April 19, 2018, the shareholders of Republic approved the ESPP. Under the ESPP,  participating employees may purchase shares of the Company Class A Common Stock through payroll withholdings at a  purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. For 2018, participating employees were able purchase the Company’s Class A Common Stock through the ESPP at 90% of its fair market value on the last day of each three-month offering period ended September 30, 2018 and December 31, 2018.

The following presents expense under the ESPP for the period presented:

Year Ended December 31, (in thousands)	2018

ESPP expense	$23

17.BENEFIT PLANS

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

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Employer matching contributions	$2,890	$2,190	$1,789
Discretionary employer bonus matching contributions	392	335	583

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a SERP.  The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million and $2 million at December 31, 2018 and 2017. Expense under the SERP was $102,000,  $93,000 and $81,000 for the years ended December 31, 2018, 2017 and 2016.

18.INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Current expense:
Federal	$10,638	$26,983	$24,295
State	1,532	486	465

Deferred expense:
SAB 118 related discrete items	(2,762)	—	—
Deferred tax asset devaluation upon enactment of TCJA	—	6,326	—
Federal	6,815	(965)	(1,753)
State	188	(76)	53
Total	$16,411	$32,754	$23,060

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

Years Ended December 31,	2018	2017	2016

Federal rate times financial statement income	21.00%	35.00%	35.00%
Effect of:
SAB 118 related discrete items	(2.93)	—	—
Deferred tax asset devaluation upon enactment of TCJA	—	8.07	—
State taxes, net of federal benefit	1.44	0.34	0.49
General business tax credits	(1.44)	—	(0.33)
Nontaxable income	(0.99)	(1.90)	(2.12)
Other, net	0.33	0.28	0.39
Effective tax rate	17.41	41.79	33.43

*Discrete items include the impact of a cost-segregation study, a research and development tax-credit study, and a tax-accounting-method change related to the immediate recognition of loan origination costs.

The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company incurred a charge of $6.3 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA. At December 31, 2017, except for a planned cost-segregation study, based on facts and circumstances known at that time, the Company believed it had substantially completed its accounting for the tax effects of the TCJA.

In addition to the income tax benefit received during 2018 from the TCJA, Republic also recognized additional federal income tax benefits of approximately $3.4 million as part of preparing its fiscal-year 2017 federal tax return due October 15, 2018.   Approximately $3.2 million of the $3.4 million in federal income tax benefits represented cumulative benefits for years prior to 2018.  The $3.4 million of additional tax benefits recognized during 2018 was primarily driven by three distinct items, which were comprised of (1) a cost-segregation study, (2) an automatic change in tax-accounting method, and (3) R&D federal tax credits.

During 2018, the Company began and completed a cost-segregation study. The Company’s cost-segregation study assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The Company also made the decision to adopt an automatic tax-accounting-method change related to loan origination costs during 2018, as it was preparing its 2017 federal tax return. The Company’s tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan. The cost-segregation study and the change in tax-accounting method did result in a further impact from the TCJA, as they affected the Company’s 2017 federal tax return due October 15, 2018.

In addition to the completed cost-segregation study and the change in the tax-accounting method related to loan origination costs, the Company also completed an R&D tax-credit study during 2018, which resulted in the recognition of R&D credits dating back to 2014.

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2018	2017

Deferred tax assets:
Allowance for loan and lease losses	$9,746	$9,057
Accrued expenses	3,802	3,009
Net operating loss carryforward(1)	3,514	3,934
Other-than-temporary impairment	478	462
Partnership losses	—	156
OREO writedowns	—	17
Fair value of cash flow hedges	—	19
Acquisition fair value adjustments	580	748
Unrealized investment security losses	289	—
Other	1,644	1,620
Total deferred tax assets	20,053	19,022

Deferred tax liabilities:
Depreciation and amortization	(3,970)	(783)
Federal Home Loan Bank dividends	(2,676)	(2,659)
Deferred loan fees	(1,921)	(7)
Leases	(1,839)	(1,633)
Mortgage servicing rights	(1,106)	(1,127)
Bargain purchase gain	(553)	(599)
Unrealized investment securities gains	—	(130)
Fair value of cash flow hedges	(24)	—
Partnership losses	(11)	—
Other	—	(23)
Total deferred tax liabilities	(12,100)	(6,961)

Less: Valuation allowance	(1,475)	(1,718)
Net deferred tax asset	$6,478	$10,343

(1)

The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $8.7 million (federal) and $5.7 million (state). These carryforwards begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under IRC Section 382 to $722,000 annually for federal and $709,000 annually for state. The Company also has a Kentucky net operating loss carryforward of $28.6 million which began expiring in 2013. The company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky to utilize this carryforward prior to expiration.  Finally, the Company has AMT credit carryforwards of $87,000 with no expiration date.

Unrecognized Tax Benefits

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Balance, beginning of period	$912	$1,495	$1,800
Additions based on tax related to the current period	306	259	268
Additions for tax positions of prior periods	339	—	—
Reductions for tax positions of prior periods	(34)	(42)	(90)
Reductions due to the statute of limitations	(196)	(800)	(340)
Settlements	—	—	(143)
Balance, end of period	$1,327	$912	$1,495

Of the 2018 total, $1.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2018, 2017 and 2016 and accrued on the balance sheets as of December 31, 2018, 2017 and 2016 are presented below:

Years Ended December 31, (in thousands)	2018	2017	2016

Interest and penalties recorded in the income statement as a component of income tax expense	$42	$(258)	$(290)
Interest and penalties accrued on balance sheet	341	299	557

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2013.

Low Income Housing Tax Credits

The Company is a limited partner in several low-income housing partnerships whose purpose is to invest in qualified affordable housing. The Company expects to recover its remaining investments in these partnerships through the use of tax credits that are generated by the investments.

The following table summarizes information related to the Company’s qualified low-income housing investments and commitments:

December 31, (in thousands)		2018		2017

			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment	Investment	Commitment
Low income housing tax credit investments	Proportional amortization	$3,971	$14,029	$1,264	$9,736

19.EARNINGS PER SHARE

The Company calculates earnings per share under the two-class method. Under the two-class method, earnings available to common shareholders for the period are allocated between Class A Common Stock and Class B Common Stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. The difference in earnings per share between the two classes of common stock results from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. See Footnote 13, “Stockholders’ Equity and Regulatory Capital Matters” of this section of the filing.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2018	2017	2016

Net income	$77,852	$45,632	$45,903
Dividends declared on Common Stock:
Class A Shares	(18,076)	(16,158)	(15,359)
Class B Shares	(1,955)	(1,773)	(1,685)
Undistributed net income for basic earnings per share	57,821	27,701	28,859
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(102)	(75)	(10)
Undistributed net income for diluted earnings per share	$57,719	$27,626	$28,849

Weighted average shares outstanding:
Class A Shares	18,736	18,678	18,697
Class B Shares	2,224	2,243	2,245
Effect of dilutive securities on Class A Shares outstanding	105	86	12
Weighted average shares outstanding including dilutive securities	21,065	21,007	20,954

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.97	$0.87	$0.83
Undistributed earnings per share*	2.79	1.34	1.39
Total basic earnings per share - Class A Common Stock	$3.76	$2.21	$2.22

Class B Common Stock
Per share dividends distributed	$0.88	$0.79	$0.75
Undistributed earnings per share*	2.53	1.22	1.27
Total basic earnings per share - Class B Common Stock	$3.41	$2.01	$2.02

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.97	$0.87	$0.83
Undistributed earnings per share*	2.77	1.33	1.39
Total diluted earnings per share - Class A Common Stock	$3.74	$2.20	$2.22

Class B Common Stock:
Per share dividends distributed	$0.88	$0.79	$0.75
Undistributed earnings per share*	2.52	1.21	1.26
Total diluted earnings per share - Class B Common Stock	$3.40	$2.00	$2.01

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium.  The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Antidilutive stock options	165,000	4,500	5,000
Average antidilutive stock options	47,712	2,375	3,125

20.TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and Vice Chair are partners. Rent expense under these leases was as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Rent expense under leases from related parties	$4,487	$4,008	$3,791

Total minimum lease commitments under non-cancelable operating leases are as follows:

Year (in thousands)	Affiliate	Other	Total

2019	$4,632	2,661	7,293
2020	4,590	2,541	7,131
2021	4,175	2,311	6,486
2022	3,312	1,908	5,220
2023	3,312	1,377	4,689
Thereafter	15,914	2,572	18,486
Total	$35,935	$13,370	$49,305

Loans made to executive officers and directors of Republic and their related interests during 2018 were as follows:

(in thousands)

Beginning balance	$37,152
Effect of changes in composition of related parties	703
New loans	8,177
Repayments	(7,662)
Ending balance	$38,370

Deposits from executive officers, directors, and their affiliates totaled $102 million and $86 million at December 31, 2018 and 2017.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million and $2 million as of December 31, 2018 and 2017.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2018 and 17, the unreimbursed portion was $640,000 and $690,000, and the net death benefit under the policies was approximately $3 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

21.OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2018	2017	2016

Available-for-Sale Debt Securities:
Change in unrealized (loss) gain on AFS debt securities (2018), debt and equity securities (2017 and 2016)	$(1,548)	$(1,265)	$(2,294)
Adjustment for adoption of ASU 2016-01	(428)	—	—
Reclassification adjustment for net (gain) loss on AFS debt securities recognized in earnings	—	136	—
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(20)	298	(9)
Net unrealized (losses) gains	(1,996)	(831)	(2,303)
Tax effect	419	377	807
Net of tax	(1,577)	(454)	(1,496)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	178	83	(125)
Reclassification amount for net derivative losses realized in income	28	219	332
Net unrealized gains	206	302	207
Tax effect	(42)	(119)	(73)
Net of tax	164	183	134

Total other comprehensive (loss) income components, net of tax	$(1,413)	$(271)	$(1,362)

Amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2018, 2017 and 2016:

		Amounts Reclassified From
	Affected Line Items	Accumulated Other
	in the Consolidated	Comprehensive Income
Years Ended December 31, (in thousands)	Statements of Income	2018	2017	2016

Available for Sale Debt Securities:
Net losses on debt securities	Noninterest income	$—	$(136)	$—
Tax effect	Income tax expense (benefit)	—	48	—
Net of tax	Net income	—	(88)	—

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	(18)	(109)	(168)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	(10)	(110)	(164)
Total derivative losses on cash flow hedges	Total interest expense	(28)	(219)	(332)
Tax effect	Income tax expense	6	77	116
Net of tax	Net income	(22)	(142)	(216)

Net of tax, total all reclassification amounts	Net income	$(22)	$(230)	$(216)

The following is a summary of the accumulated OCI balances, net of tax:

		2018
(in thousands)	December 31, 2017	Change	December 31, 2018

Unrealized loss on AFS debt securities and reclassification of equity securities	$(604)	$(1,561)	$(2,165)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,093	(15)	1,078
Unrealized gain (loss) on cash flow hedges	(73)	163	90
Total unrealized gain (loss)	$416	$(1,413)	$(997)

		2017
(in thousands)	December 31, 2016	Change	December 31, 2017

Unrealized gain on AFS debt and equity securities	$237	$(841)	$(604)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	706	387	1,093
Unrealized gain (loss) on cash flow hedges	(256)	183	(73)
Total unrealized gain	$687	$(271)	$416

22.PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2018	2017

Assets:

Cash and cash equivalents	$99,440	$98,943
Available-for-sale debt security	4,075	3,600
Investment in bank subsidiary	625,814	569,162
Investment in non-bank subsidiaries	3,343	3,211
Other assets	4,854	5,512

Total assets	$737,526	$680,428

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	6,352	6,764
Stockholders’ equity	689,934	632,424

Total liabilities and stockholders’ equity	$737,526	$680,428

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2018	2017	2016

Income and expenses:

Dividends from subsidiary	$22,385	$20,063	$19,114
Interest income	231	186	162
Other income	45	45	45
Less: Interest expense	1,508	1,094	915
Less: Other expenses	469	394	446

Income before income tax benefit	20,684	18,806	17,960
Income tax benefit	348	116	394

Income before equity in undistributed net income of subsidiaries	21,032	18,922	18,354
Equity in undistributed net income of subsidiaries	56,820	26,710	27,549

Net income	$77,852	$45,632	$45,903

Comprehensive income	$76,439	$45,361	$44,541

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2018	2017	2016

Operating activities:

Net income	$77,852	$45,632	$45,903
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(40)	(44)	(44)
Equity in undistributed net income of subsidiaries	(56,820)	(26,710)	(27,549)
Director deferred compensation - Parent Company	117	108	103
Change in other assets	605	1,215	(1,366)
Change in other liabilities	(976)	1,623	(313)
Net cash provided by operating activities	20,738	21,824	16,734

Investing activities:

Acquisition of Cornerstone Bancorp, Inc.	—	—	(31,795)
Investment in subsidiary bank	(230)	—	—
Net cash used in investing activities	(230)	—	(31,795)

Financing activities:

Payoff of subordinated note, net of common security interest	—	—	(4,000)
Common Stock repurchases	(827)	(1,048)	(1,207)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	230	—	—
Net proceeds from Common Stock options exercised	83	68	80
Cash dividends paid	(19,497)	(17,656)	(16,768)
Net cash used in financing activities	(20,011)	(18,636)	(21,895)

Net change in cash and cash equivalents	497	3,188	(36,956)

Cash and cash equivalents at beginning of period	98,943	95,755	132,711

Cash and cash equivalents at end of period	$99,440	$98,943	$95,755

23. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$160,398	$15,726	$402	$176,526	$19,203	$30,329	$49,532	$226,058

Noninterest income:
Service charges on deposit accounts	14,233	40	—	14,273	—	—	—	14,273
Net refund transfer fees	—	—	—	—	20,029	—	20,029	20,029
Mortgage banking income(1)	—	—	4,825	4,825	—	—	—	4,825
Interchange fee income	10,868	—	—	10,868	226	65	291	11,159
Program fees(1)	—	—	—	—	295	5,930	6,225	6,225
Increase in cash surrender value of BOLI(1)	1,527	—	—	1,527	—	—	—	1,527
Net gains (losses) on OREO	729	—	—	729	—	—	—	729
Other	2,608	—	550	3,158	1,003	497	1,500	4,658
Total noninterest income	29,965	40	5,375	35,380	21,553	6,492	28,045	63,425

Total net revenue	$190,363	$15,766	$5,777	$211,906	$40,756	$36,821	$77,577	$289,483

Net-revenue concentration(2)	66%	5%	2%	73%	14%	13%	27%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – An RT is a fee-based product offered by the Bank through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer. RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer. RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check printed at a tax office, direct deposit to the taxpayer’s personal bank account, loaded to a Net Spend Visa® Prepaid Card or Walmart Direct2Cash.

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

Net gains/(losses) on other real estate – The Company routinely sells OREO it has acquired through loan foreclosure. Net gains/(losses) on OREO reflect both 1) the gain or loss recognized upon an executed deed and 2) mark-to-market write-downs the Company takes on its OREO inventory.

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

Capital commitment fee (within other income) – The Company received and recorded a $1.0 million nonrefundable capital commitment fee during the first quarter of 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered to the third party’s customers through the Bank. The completion of the infrastructure and the first disbursement of funds were made for this new credit product during the first quarter of 2018. Incremental expenses incurred by the Company to fulfil its obligation under this contract were expensed as-incurred.

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

As of December 31, 2018, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment.

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

Segment information for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$160,398	$15,726	$402	$176,526	$19,203	$30,329	$49,532	$226,058

Provision for loan and lease losses	3,710	(142)	—	3,568	10,919	16,881	27,800	31,368

Net refund transfer fees	—	—	—	—	20,029	—	20,029	20,029
Mortgage banking income	—	—	4,825	4,825	—	—	—	4,825
Program fees	—	—	—	—	295	5,930	6,225	6,225
Other noninterest income	29,965	40	550	30,555	1,229	562	1,791	32,346
Total noninterest income	29,965	40	5,375	35,380	21,553	6,492	28,045	63,425

Total noninterest expense	136,439	3,367	4,356	144,162	14,686	5,004	19,690	163,852

Income before income tax expense	50,214	12,541	1,421	64,176	15,151	14,936	30,087	94,263
Income tax expense	6,819	2,869	298	9,986	3,033	3,392	6,425	16,411
Net income	$43,395	$9,672	$1,123	$54,190	$12,118	$11,544	$23,662	$77,852

Period-end assets	$4,647,037	$470,126	$14,246	$5,131,409	$20,288	$88,707	$108,995	$5,240,404

Net interest margin	3.76%	3.17%	NM	3.70%	NM	NM	NM	4.62%

Net-revenue concentration*	66%	5%	2%	73%	14%	13%	27%	100%

	Year Ended December 31, 2017
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$142,823	$17,533	$346	$160,702	$15,197	$22,621	$37,818	$198,520

Provision for loan and lease losses	3,923	(150)	—	3,773	6,535	17,396	23,931	27,704

Net refund transfer fees	—	—	—	—	18,500	—	18,500	18,500
Mortgage banking income	—	—	4,642	4,642	—	—	—	4,642
Program fees	—	—	—	—	176	5,648	5,824	5,824
Other noninterest income	27,452	37	279	27,768	164	1,516	1,680	29,448
Total noninterest income	27,452	37	4,921	32,410	18,840	7,164	26,004	58,414

Total noninterest expense	124,637	3,392	4,765	132,794	14,491	3,559	18,050	150,844

Income before income tax expense	41,715	14,328	502	56,545	13,011	8,830	21,841	78,386
Income tax expense (benefit)	18,202	5,421	(526)	23,097	4,721	4,936	9,657	32,754
Net income	$23,513	$8,907	$1,028	$33,448	$8,290	$3,894	$12,184	$45,632

Period-end assets	$4,470,932	$525,246	$11,115	$5,007,293	$12,450	$65,619	$78,069	$5,085,362

Net interest margin	3.55%	3.53%	NM	3.55%	NM	NM	NM	4.32%

Net-revenue concentration*	66%	7%	2%	75%	13%	12%	25%	100%

	Year Ended December 31, 2016
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$121,692	$16,529	$200	$138,421	$6,607	$11,026	$17,633	$156,054

Provision for loan and lease losses	3,448	497	—	3,945	2,772	7,776	10,548	14,493

Net refund transfer fees	—	—	—	—	19,240	—	19,240	19,240
Mortgage banking income	—	—	6,882	6,882	—	—	—	6,882
Program fees	—	—	—	—	210	2,834	3,044	3,044
Other noninterest income	26,090	18	360	26,468	189	1,686	1,875	28,343
Total noninterest income	26,090	18	7,242	33,350	19,639	4,520	24,159	57,509

Total noninterest expense	108,360	3,142	4,688	116,190	11,701	2,216	13,917	130,107

Income (loss) before income tax expense	35,974	12,908	2,754	51,636	11,773	5,554	17,327	68,963
Income tax expense (benefit)	11,015	4,798	964	16,777	4,270	2,013	6,283	23,060
Net income (loss)	$24,959	$8,110	$1,790	$34,859	$7,503	$3,541	$11,044	$45,903

Period-end assets	$4,169,557	$584,916	$17,453	$4,771,926	$13,575	$30,808	$44,383	$4,816,309

Net interest margin	3.26%	3.59%	NM	3.30%	NM	NM	NM	3.65%

Net-revenue concentration*	70%	8%	3%	81%	12%	7%	19%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM - Not Meaningful

25.SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2018 and 2017.

	2018
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$62,902	$61,090	$58,356	$73,833
Interest expense	8,626	8,057	7,272	6,168
Net interest income	54,276	53,033	51,084	67,665
Provision for loan and lease losses(2)	5,104	4,077	4,932	17,255
Net interest income after provision	49,172	48,956	46,152	50,410
Noninterest income	10,119	11,465	14,296	27,545
Noninterest expense(3)	38,963	41,212	40,632	43,045
Income before income taxes	20,328	19,209	19,816	34,910
Income tax expense(4)	3,022	1,798	4,150	7,441
Net income	$17,306	$17,411	$15,666	$27,469

Basic earnings per share:
Class A Common Stock	$0.83	$0.84	$0.75	$1.32
Class B Common Stock	0.76	0.76	0.68	1.21

Diluted earnings per share:
Class A Common Stock	$0.83	$0.83	$0.74	$1.32
Class B Common Stock	0.75	0.76	0.68	1.20

Dividends declared per common share:
Class A Common Stock	$0.242	$0.242	$0.242	$0.242
Class B Common Stock	0.220	0.220	0.220	0.220

	2017
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$56,349	$53,725	$47,821	$60,883
Interest expense	5,711	5,418	4,684	4,445
Net interest income	50,638	48,307	43,137	56,438
Provision for loan and lease losses(2)	6,071	4,221	5,061	12,351
Net interest income after provision	44,567	44,086	38,076	44,087
Noninterest income	10,190	10,374	12,927	24,923
Noninterest expense(43	38,145	38,026	35,734	38,939
Income before income taxes	16,612	16,434	15,269	30,071
Income tax expense(4)	11,774	5,728	5,198	10,054
Net income	$4,838	$10,706	$10,071	$20,017

Basic earnings per share:
Class A Common Stock	$0.23	$0.51	$0.48	$0.97
Class B Common Stock	0.21	0.47	0.44	0.88

Diluted earnings per share:
Class A Common Stock	$0.23	$0.51	$0.48	$0.96
Class B Common Stock	0.21	0.47	0.44	0.88

Dividends declared per common share:
Class A Common Stock	$0.220	$0.220	$0.220	$0.209
Class B Common Stock	0.200	0.200	0.200	0.190

(1)	The first quarters of 2018 and 2017 were significantly impacted by the TRS segment of RPG.

(2)	Provision expense:

The relatively higher levels of provision expense during the first quarters of 2018 and 2017 were driven by the TRS segment’s EA product. Provision expense for EAs during the first quarters of 2018 and 2017 was $13.2 million and $8.6 million.

(3)	Noninterest expense:

During the fourth quarters of 2018 and 2017, the Company reversed $2.8 million and $1.1 million of incentive compensation accruals based on revised payout estimates.

(4)	Income tax expense:

The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company’s quarters for the year ended December 31, 2018 reflect this reduction in the federal corporate tax rate.

During the second quarter of 2018, the Company began a cost-segregation study that was completed during the third quarter of 2018. The Company’s cost-segregation study assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The Company also made the decision to adopt an automatic tax-accounting-method change related to deferred loan costs during the third quarter of 2018, as it was preparing its 2017 federal tax return.  The Company’s tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan.  The cost-segregation study and the change in tax-accounting-method did result in a further impact from the TCJA, as they affected the Company’s 2017 federal tax return due October 15, 2018.

In addition to the completed cost-segregation study and the change in the tax-accounting-method related to loan origination costs, the Company also completed a R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014. In total, these three tax-related items provided $3.4 million in federal income tax benefits for 2018, of which $3.2 million was the cumulative benefit related to years prior to 2018.

Upon enactment of the TCJA on December 22, 2017, the Company recorded a charge to income tax expense of $6.3 million due to the remeasurement of its deferred tax assets and liabilities at a 21% corporate tax rate.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 24, 2019, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager	58	Chairman and CEO
A. Scott Trager	66	Vice Chairman and President
Kevin Sipes	47	EVP, CFO and Chief Accounting Officer
William R. Nelson	55	President, Republic Processing Group
Anthony T. Powell	51	EVP, Republic Bank & Trust Company
Steven E. DeWeese	50	EVP, Republic Bank & Trust Company
Robert J. Arnold	60	SVP, Republic Bank & Trust Company
John Rippy	58	EVP, Republic Bank & Trust Company
Juan Montano	49	EVP, Republic Bank & Trust Company

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Steven E. Trager and A. Scott Trager are cousins.

Steven E. Trager began serving as Chairman and CEO of Republic in 2012 and has served as Chairman and CEO of the Bank since 1998.  From 1994 to 1997 he served as Vice Chairman of the Company.  From 1994 to 1998 he served as Secretary, and from 1998 to 2012 he served as President and CEO of Republic.

A. Scott Trager has served as Vice Chairman of Republic and the Bank since April 2017. He has also served as Director and President of Republic since 2012. He served as President of the Bank from 1984 to 2017 and Vice Chairman of the Bank from 1994 to 2012.

Kevin Sipes joined the Company in 1995 and has served as EVP and Treasurer of Republic and the Company since 2002 and CFO of Republic and the Company since 2000. He began serving as Chief Accounting Officer of the Company in 2000.

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

Steven E. DeWeese joined the Company in 1990 and has held various positions within the Company since then.  In 2000, he was promoted to SVP.  In 2003, he was promoted to Managing Director of Business Development.  In 2006, he was promoted to Managing Director of Retail Banking, and in January 2010 he was promoted to EVP of the Company. In 2015, he was named the Company’s Managing Director of Private and Business Banking.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2018.  Republic’s security holders approved each of the three equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders at December 31, 2018.

	(a) (1)	(b)	(c)
			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be Issued	Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding	of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights	and Rights	Column (a))

2005 Stock Incentive Plan	3,000	$24.13	—
2015 Stock Incentive Plan	603,076 (2)	$33.74	2,390,924
2018 Employee Stock Purchase Plan (3)	—	$—	244,590

(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)

Includes 75,766 shares of Class A Common Stock subject to issuance in accordance with the  Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered.  Republic’s security holders previously approved this plan.  These shares are to be issued from shares available for issuance under the 2015 Stock Incentive Plan; the weighted-average exercise price in Column (b) does not take these awards into account.  Also includes 46,000 shares of Class A Common Stock for performance stock units; the weighted-average exercise price in Column (b) does not take these awards into account.  For further information, see Footnote 16 “Stock Plans and Stock Based Compensation” of Part II Item 8 “Financial Statements and Supplementary Data.”

(3)

The 2018 Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a  purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period.  No offering period may exceed 27 months in length.  As of the close of business on December 31, 2018, there were no shares of Class A Common Stock subject to purchase during open offering periods.

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2018 and 2017

Consolidated statements of income and comprehensive income — years ended December 31, 2018, 2017 and 2016

Consolidated statements of stockholders’ equity — years ended December 31, 2018, 2017 and 2016

Consolidated statements of cash flows — years ended December 31, 2018, 2017 and 2016

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

Item 16.  Form 10K Summary.

Not applicable.

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed October 13, 2016 (Commission File Number: 0-24649))

3(ii)	Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed March 15, 2017 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

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

10.11*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2005 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.12*

Officer Compensation Continuation Agreement, as amended, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.13*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.14*

Officer Compensation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.15*

Officer Compensation Agreement with Kevin Sipes, effective March 21, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2012 (Commission File Number: 0-24649))

10.16*

Officer Compensation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0- 24649))

10.17*

Officer Compensation Agreement with Kevin Sipes, effective November 7, 2012 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.18*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.19

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

10.20

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.23

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, as amended, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed March 9, 2018 (Commission File Number: 0-24649))

10.24

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

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

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.39

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.40

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.41

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.42

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.43

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.45

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.47

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville  (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K filed March 9, 2018 (Commission File Number: 0-24649))

10.48

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.49

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.50

Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

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

10.67*	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.68*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10- K for the year ended December 31, 2008 (Commission File Number: 0-24649))

10.69*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.70*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.71*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

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

10.76*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.77*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014 (Commission File Number: 0-24649))

10.78*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333- 120857))

10.79*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

No.	Description

10.80*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.81*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.82*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as adopted November 18 2004 and then amended and restated as on March 16, 2005, March 19, 2008, and again on January 24, 2018 (Incorporated by reference to Annex A of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.83*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.84

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.85*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.86

Purchase and Assumption Agreement — Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Tennessee Commerce Bank, Franklin, Tennessee, the Federal Deposit Insurance Corporation and Republic Bank & Trust Company, dated as of January 27, 2012 (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8- K filed February 1, 2012 (Commission File Number: 0-24649))

10.87**	Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC

10.88**	Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC

10.89**	Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC

10.90**	Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

No.	Description

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (v) Notes to Consolidated Financial Statements.

*Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

**Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

***This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCORP, INC.

March 15, 2019	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 15, 2019
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chairman, President and Director	March 15, 2019
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 15, 2019
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 15, 2019
Craig Greenberg

/s/ Michael T. Rust	Director	March 15, 2019
Michael T. Rust

/s/ Mark A. Vogt	Director	March 15, 2019
Mark A. Vogt

/s/ R. Wayne Stratton	Director	March 15, 2019
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 15, 2019
Susan Stout Tamme