Form 10-Q
period 2019-03-31
REPUBLIC BANCORP INC /KY/
filed 2019-05-10
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common	RBCAA	The Nasdaq Stock Market

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2019, was 18,726,157 and 2,212,487.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Acronym or Abbreviation	Definition	Acronym or Abbreviation	Definition	Acronym or Abbreviation	Definition

ACH	Automated Clearing House	FASB	Financial Accounting Standards Board	PCI-1	PCI - Group 1
AFS	Available for Sale	FDIA	Federal Deposit Insurance Act	PCI-Sub	PCI - Substandard
Allowance	Allowance for Loan and Lease Losses	FDIC	Federal Deposit Insurance Corporation	Prime	The Wall Street Journal Prime Interest Rate
AOCI	Accumulated Other Comprehensive Income	FFTR	Federal Funds Target Rate	Provision	Provision for Loan and Lease Losses
APR	Annual Percentage Rate	FHLB	Federal Home Loan Bank	PSU	Performance Stock Unit
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation	R&D	Research and Development
ASU	Accounting Standards Update	FICO	Fair Isaac Corporation	RB&T / the Bank	Republic Bank & Trust Company
Basic EPS	Basic earnings per Class A Common Share	FNMA	Federal National Mortgage Association	RBCT	Republic Bancorp Capital Trust
BOLI	Bank Owned Life Insurance	FRB	Federal Reserve Bank	RCS	Republic Credit Solutions
BPO	Brokered Price Opinion	FTE	Full Time Equivalent	Republic / the Company	Republic Bancorp, Inc.
C&D	Construction and Development	GAAP	Generally Accepted Accounting Principles in the United States	ROA	Return on Average Assets
C&I	Commercial and Industrial	HELOC	Home Equity Line of Credit	ROE	Return on Average Equity
CECL	Current Expected Credit Loss	HTM	Held to Maturity	RPG	Republic Processing Group
CMO	Collateralized Mortgage Obligation	IRS	Internal Revenue Service	RPS	Republic Payment Solutions
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LIBOR	London Interbank Offered Rate	RT	Refund Transfer
CRA	Community Reinvestment Act	LPO	Loan Production Office	SEC	Securities and Exchange Commission
CRE	Commercial Real Estate	LTV	Loan to Value	SSUAR	Securities Sold Under Agreements to Repurchase
Diluted EPS	Diluted earnings per Class A Common Share	MBS	Mortgage Backed Securities	SVP	Senior Vice President
DTA	Deferred Tax Assets	MSRs	Mortgage Servicing Rights	TCJA	2017 Tax Cuts and Jobs Act
DTL	Deferred Tax Liabilities	NA	Not Applicable	TDR	Troubled Debt Restructuring
EA	Easy Advance	NM	Not Meaningful	The Captive	Republic Insurance Services, Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OCI	Other Comprehensive Income	TPS	Trust Preferred Securities
EFTA	Electronic Fund Transfers Act	OREO	Other Real Estate Owned	TRS	Tax Refund Solutions
ESPP	Employee Stock Purchase Plan	OTTI	Other than Temporary Impairment	TRUP	TPS Investment
EVP	Executive Vice President	PCI	Purchased Credit Impaired	Warehouse	Warehouse Lending

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (in thousands)

	March 31,	December 31,
	2019	2018
ASSETS

Cash and cash equivalents	$345,512	$351,474
Available-for-sale debt securities	430,600	475,738
Held-to-maturity debt securities (fair value of $65,129 in 2019 and $64,858 in 2018)	64,623	65,227
Equity securities with readily determinable fair value	3,095	2,806
Mortgage loans held for sale, at fair value	11,313	8,971
Consumer loans held for sale, at the lower of cost or fair value	12,864	12,838
Loans (loans carried at fair value of $1,718 in 2019 and $1,922 in 2018)	4,298,710	4,148,227
Allowance for loan and lease losses	(57,961)	(44,675)
Loans, net	4,240,749	4,103,552
Federal Home Loan Bank stock, at cost	29,965	32,067
Premises and equipment, net	41,909	43,126
Premises, held for sale	1,618	1,694
Right-of-use assets	38,738	—
Goodwill	16,300	16,300
Other real estate owned	216	160
Bank owned life insurance	65,265	64,883
Other assets and accrued interest receivable	63,001	61,568

TOTAL ASSETS	$5,365,768	$5,240,404

LIABILITIES

Deposits:
Noninterest-bearing	$1,184,480	$1,003,969
Interest-bearing	2,589,836	2,452,176
Total deposits	3,774,316	3,456,145

Securities sold under agreements to repurchase and other short-term borrowings	173,168	182,990
Operating lease liabilities	40,203	—
Federal Home Loan Bank advances	560,000	810,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	59,750	60,095

Total liabilities	4,648,677	4,550,470

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,899	4,900
Additional paid in capital	141,206	141,018
Retained earnings	569,189	545,013
Accumulated other comprehensive income	1,797	(997)

Total stockholders’ equity	717,091	689,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,365,768	$5,240,404

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME:

Loans, including fees	$76,828	$69,627
Taxable investment securities	3,591	2,634
Federal Home Loan Bank stock and other	2,214	1,572
Total interest income	82,633	73,833

INTEREST EXPENSE:

Deposits	6,748	3,360
Securities sold under agreements to repurchase and other short-term borrowings	421	213
Federal Home Loan Bank advances	2,730	2,274
Subordinated note	435	321
Total interest expense	10,334	6,168

NET INTEREST INCOME	72,299	67,665

Provision for loan and lease losses	17,231	17,255

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	55,068	50,410

NONINTEREST INCOME:

Service charges on deposit accounts	3,303	3,555
Net refund transfer fees	17,100	16,352
Mortgage banking income	1,539	1,020
Interchange fee income	2,757	2,667
Program fees	1,074	1,696
Increase in cash surrender value of bank owned life insurance	382	371
Net gains on other real estate owned	130	132
Other	1,132	1,752
Total noninterest income	27,417	27,545

NONINTEREST EXPENSE:

Salaries and employee benefits	25,076	23,834
Occupancy and equipment, net	6,584	6,221
Communication and transportation	1,161	1,382
Marketing and development	1,102	916
FDIC insurance expense	448	525
Bank franchise tax expense	2,496	2,518
Data processing	2,096	2,386
Interchange related expense	1,315	1,007
Supplies	484	381
Other real estate owned expense	46	45
Legal and professional fees	886	1,043
Other	3,815	2,787
Total noninterest expense	45,509	43,045

INCOME BEFORE INCOME TAX EXPENSE	36,976	34,910
INCOME TAX EXPENSE	7,460	7,441

NET INCOME	$29,516	$27,469

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.42	$1.32
Class B Common Stock	1.29	1.21

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.41	$1.32
Class B Common Stock	1.28	1.20

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$29,516	$27,469

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(69)	199
Reclassification amount for net derivative losses realized in income	(19)	26
Change in unrealized (loss) gain on AFS debt securities	3,659	(2,117)
Adjustment for adoption of ASU 2016-01	—	(428)
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(33)	(2)
Total other comprehensive income (loss) before income tax	3,538	(2,322)
Tax effect	(744)	489
Total other comprehensive income (loss), net of tax	2,794	(1,833)

COMPREHENSIVE INCOME	$32,310	$25,636

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2019	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	29,516	—	29,516
Net change in accumulated other comprehensive income	—	—	—	—	—	2,794	2,794
Dividends declared on Common Stock:
Class A Shares ($0.264 per share)	—	—	—	—	(4,933)	—	(4,933)
Class B Shares ($0.240 per share)	—	—	—	—	(531)	—	(531)
Repurchase of Class A Common Stock	(8)	—	(1)	(376)	(2)	—	(379)
Net change in notes receivable on Class A Common Stock	—	—	—	(34)	—	—	(34)
Deferred compensation - Class A Common Stock:
Directors	5	—	—	65	—	—	65
Designated key employees	—	—	—	168	—	—	168
Employee stock purchase plan - Class A Common Stock	3	—	—	121	—	—	121
Stock-based awards - Class A Common Stock:
Performance stock units	23	—	—	(57)	—	—	(57)
Restricted stock	—	—	—	180	—	—	180
Stock options	—	—	—	121	—	—	121

Balance, March 31, 2019	18,698	2,213	$4,899	$141,206	$569,189	$1,797	$717,091

	Three Months Ended March 31, 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2018	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)
Net income	—	—	—	—	27,469	—	27,469
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,495)	(1,495)
Dividends declared Common Stock:
Class A Shares ($0.242 per share)	—	—	—	—	(4,517)	—	(4,517)
Class B Shares ($0.220 per share)	—	—	—	—	(494)	—	(494)
Net change in notes receivable on Class A Common Stock	—	—	—	33	—	—	33
Deferred director compensation expense - Class A Common Stock	2	—	—	55	—	—	55
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	26	—	—	26
Restricted stock	36	—	—	64	—	—	64
Stock options	—	—	—	62	—	—	62

Balance, March 31, 2018	18,645	2,243	$4,902	$139,646	$510,123	$(1,417)	$653,254

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$29,516	$27,469
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	(8)	(106)
Net accretion on loans and amortization of core deposit intangible and operating lease components	(596)	(702)
Unrealized (gains) losses on equity securities with readily determinable fair value	(289)	182
Depreciation of premises and equipment	2,263	2,447
Amortization of mortgage servicing rights	322	362
Provision for loan and lease losses	17,231	17,255
Net gain on sale of mortgage loans held for sale	(1,260)	(777)
Origination of mortgage loans held for sale	(40,714)	(29,410)
Proceeds from sale of mortgage loans held for sale	39,632	31,452
Net gain on sale of consumer loans held for sale	(1,405)	(1,637)
Origination of consumer loans held for sale	(146,087)	(164,496)
Proceeds from sale of consumer loans held for sale	147,466	167,562
Net gain realized on sale of other real estate owned	(130)	(132)
Impairment of premises held for sale	66	104
Deferred compensation expense - Class A Common Stock	233	55
Stock-based awards expense - Class A Common Stock	244	152
Increase in cash surrender value of bank owned life insurance	(382)	(371)
Net change in other assets and liabilities:
Accrued interest receivable	(28)	310
Accrued interest payable	536	(59)
Other assets	(2,026)	(97)
Other liabilities	(297)	2,439
Net cash provided by operating activities	44,287	52,002

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	—	(69,940)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	48,775	174,255
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	600	1,375
Net change in outstanding warehouse lines of credit	(90,092)	(8,387)
Net change in other loans	(63,922)	(37,155)
Proceeds from redemption of Federal Home Loan Bank stock	2,102	—
Proceeds from sales of other real estate owned	229	266
Net purchases of premises and equipment	(1,036)	(3,738)
Net cash (used in) provided by investing activities	(103,344)	56,676

FINANCING ACTIVITIES:
Net change in deposits	318,171	284,465
Net change in securities sold under agreements to repurchase and other short-term borrowings	(9,822)	(28,339)
Payments of Federal Home Loan Bank advances	(520,000)	(347,500)
Proceeds from Federal Home Loan Bank advances	270,000	50,000
Repurchase of Class A Common Stock	(379)	—
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	121	—
Cash dividends paid	(4,996)	(4,533)
Net cash provided by (used in) financing activities	53,095	(45,907)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,962)	62,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	351,474	299,351
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,512	$362,122

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$9,798	$6,227
Income taxes	387	365

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$155	$179
Unfunded commitments in low-income-housing investments	—	9,033
Right-of-use assets recorded upon adoption of ASU 2016-02	40,104	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2019 and 2018 AND DECEMBER 31, 2018 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company and Republic Insurance Services, Inc. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term the “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term the “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2018.

As of March 31, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2019, Republic had 45 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 8*

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes an LPO

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations.  For the 2018 and 2019 fiscal years, the EA product had the following features:

EA features consistent during 2018 and 2019:

•	Offered only during the first two months of each year;
•	No requirement that the taxpayer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

EA features modified from 2018 to 2019:

•

During 2019, the taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250.  This compares to a maximum loan amount of $3,500 during 2018;

•

During 2018, EA fees were charged only to the Tax Providers.  In 2019, the fee charged to the Tax Providers was lowered; and a direct fee to the taxpayer was charged.  The APR to the taxpayer for his or her portion of the total fee equated to less than 36% for all offering tiers.

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with provisions for all probable EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged off loans.

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the EA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund payment patterns change materially between years.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States with certain services provided by Elevate Credit, Inc., its third-party servicer provider. RCS sells participation interests equal to 90% of the balances generated within three business days to a third-party special purpose entity and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS healthcare receivables product – The Bank originates healthcare-receivables products across the United States through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale are carried at the lower of cost or fair value.

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

From the fourth quarter of 2015 through the first quarter of 2018, the Bank piloted through RCS a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to a special purpose entity related to its third-party marketer/servicer and retained the remaining 10% interest. During the fourth quarter of 2018, the Bank and its third-party marketer/servicer finalized an agreement to sell 100% of the existing portfolio to an unrelated third party. The sale of the RCS credit-card portfolio receivables was settled in January 2019 and all accounts and related assets were transferred in March 2019.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Accounting Standards Updates Issued

The following ASUs were issued prior to March 31, 2019 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be re-disclosed below.

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

2019-01	Leases (Topic 842): Codification Improvements

This ASU aligns fair value guidance for certain lessors with that of existing guidance (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities (Issue 2).  Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue 3).

			Issue 1 and 2 January 1, 2020; Issue 3 January 1, 2019	Prospectively.	Immaterial

Accounting Standards Updates Adopted

The following ASUs were adopted by the Company during the three months ended March 31, 2019:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-02	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.

The Company adopted this ASU on January 1, 2019 and upon adoption recorded $40 million of right-of-use lease assets and $42 million of operating lease liabilities on its balance sheet. The adoption of this ASU did not have a meaningful impact on the Company's performance metrics, including regulatory capital ratios and return on average assets.  Additionally, the Company does not believe that the adoption of this ASU by its clients will have a significant impact on the Company's ability to underwrite credit when client financial statements are presented inclusive of the requirements of this ASU.  See Note 7 in this section of the filing regarding disclosures by the Company to comply with this ASU.

2018-10	Codification Improvements to Topic 842, Leases	This ASU affects narrow aspects of the guidance issued in the amendments in ASU 2016-02.	January 1, 2019	Adoption should conform to the adoption of ASU 2016-02 above.	See Note 7 in this section of the filing regarding disclosures by the Company to comply with this ASU.

2018-11	Leases (Topic 842): Targeted Improvements

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

2017-12	Derivatives and Hedging (Topic 815)	The amendments in this ASU make certain targeted improvements to simplify the application of hedge accounting.	January 1, 2019	Prospectively.	Immaterial

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The gross amortized cost and fair value of AFS debt securities and the related gross unrealized gains and losses recognized in AOCI were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$179,505	$56	$(804)	$178,757
Private label mortgage backed security	2,328	1,331	—	3,659
Mortgage backed securities - residential	161,233	2,368	(533)	163,068
Collateralized mortgage obligations	71,742	257	(677)	71,322
Corporate bonds	10,000	—	(306)	9,694
Trust preferred security	3,543	557	—	4,100
Total available-for-sale debt securities	$428,351	$4,569	$(2,320)	$430,600

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$218,502	$25	$(1,654)	$216,873
Private label mortgage backed security	2,348	1,364	—	3,712
Mortgage backed securities - residential	168,992	1,470	(1,253)	169,209
Collateralized mortgage obligations	73,740	222	(1,151)	72,811
Corporate bonds	10,000	—	(942)	9,058
Trust preferred security	3,533	542	—	4,075
Total available-for-sale debt securities	$477,115	$3,623	$(5,000)	$475,738

Held-to-Maturity Debt Securities

The carrying value, gross unrecognized gains and losses, and fair value of HTM debt securities were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2019 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$130	$8	$—	$138
Collateralized mortgage obligations	18,947	161	(20)	19,088
Corporate bonds	45,083	413	(50)	45,446
Obligations of state and political subdivisions	463	—	(6)	457
Total held-to-maturity debt securities	$64,623	$582	$(76)	$65,129

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$132	$8	$—	$140
Collateralized mortgage obligations	19,544	178	(46)	19,676
Corporate bonds	45,088	16	(514)	44,590
Obligations of state and political subdivisions	463	—	(11)	452
Total held-to-maturity debt securities	$65,227	$202	$(571)	$64,858

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2019 and 2018, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2019 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
March 31, 2019 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$64,780	$64,360	$75	$75
Due from one year to five years	124,725	124,091	40,529	40,936
Due from five years to ten years	—	—	4,942	4,892
Due beyond ten years	3,543	4,100	—	—
Private label mortgage backed security	2,328	3,659	—	—
Mortgage backed securities - residential	161,233	163,068	130	138
Collateralized mortgage obligations	71,742	71,322	18,947	19,088
Total debt securities	$428,351	$430,600	$64,623	$65,129

Unrealized-Loss Analysis on Debt Securities

Debt securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$19,740	$(116)	$98,962	$(688)	$118,702	$(804)
Mortgage backed securities - residential	—	—	51,604	(533)	51,604	(533)
Collateralized mortgage obligations	4,336	(5)	33,477	(672)	37,813	(677)
Corporate bonds	9,694	(306)	—	—	9,694	(306)
Total available-for-sale debt securities	$33,770	$(427)	$184,043	$(1,893)	$217,813	$(2,320)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$71,627	$(598)	$106,136	$(1,056)	$177,763	$(1,654)
Mortgage backed securities - residential	43,691	(484)	32,003	(769)	75,694	(1,253)
Collateralized mortgage obligations	16,487	(473)	31,071	(678)	47,558	(1,151)
Corporate bonds	9,058	(942)	—	—	9,058	(942)
Total available-for-sale debt securities	$140,863	$(2,497)	$169,210	$(2,503)	$310,073	$(5,000)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,393	$(20)	$5,393	$(20)
Corporate bonds	4,892	(50)	—	—	4,892	(50)
Obligations of state and political subdivisions	—	—	457	(6)	457	(6)
Total held-to-maturity debt securities:	$4,892	$(50)	$5,850	$(26)	$10,742	$(76)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,539	$(46)	$5,539	$(46)
Corporate bonds	39,499	(514)	—	—	39,499	(514)
Obligations of state and political subdivisions	105	(1)	347	(10)	452	(11)
Total held-to-maturity debt securities:	$39,604	$(515)	$5,886	$(56)	$45,490	$(571)

At March 31, 2019, the Bank’s security portfolio consisted of 172 securities, 47 of which were in an unrealized loss position.

At December 31, 2018, the Bank’s security portfolio consisted of 182 securities, 65 of which were in an unrealized loss position.

At March 31, 2019 and December 31, 2018, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Corporate Bonds

From 2013 to 2018, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 11% and 10% of the Bank’s investment portfolio as of March 31, 2019 and December 31, 2018. During 2018, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of March 31, 2019, this bond reflected an unrealized loss of $306,000. The Bank does not intend to sell this bond, and it is likely that it will not be required to sell this bond before the bond’s anticipated recovery, therefore, management does not consider this bond to have OTTI.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At March 31, 2019, with the exception of the $3.7 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. At March 31, 2019 and December 31, 2018, there were gross unrealized losses of $1.2 million and $2.4 million related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate TRUP at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

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

The Bank owns one private label mortgage backed security with a total carrying value of $3.7 million at March 31, 2019. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2019	December 31, 2018

Carrying amount	$228,310	$240,590
Fair value	228,414	240,700

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$662	$—	$662
Community Reinvestment Act mutual fund	2,500	—	(67)	2,433
Total equity securities with readily determinable fair values	$2,500	$662	$(67)	$3,095

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,500	—	(104)	2,396
Total equity securities with readily determinable fair values	$2,500	$410	$(104)	$2,806

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31, 2019
	Gains (Losses) Recognized on Equity Securities
(in thousands)	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$252	$252
Community Reinvestment Act mutual fund	—	37	37
Total equity securities with readily determinable fair value	$—	$289	$289

	Three Months Ended March 31, 2018
	Gains (Losses) Recognized on Equity Securities
(in thousands)	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(145)	$(145)
Community Reinvestment Act mutual fund	—	(37)	(37)
Total equity securities with readily determinable fair value	$—	$(182)	$(182)

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

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% of its line-of-credit product and a portion of its hospital receivables product. Prior to the third quarter of 2018, RCS also originated for sale 90% of its credit-card product. During the third quarter of 2018, the Bank and its third-party marketer/servicer agreed to sell 100% of the existing RCS credit-card portfolio to an unrelated third party. As a result, the Bank reclassified 100% of its RCS credit-card portfolio into a held-for-sale category and charged this portfolio down to its estimated net realizable value. The Bank and its third-party marketer/servicer settled the sale of the RCS credit-card portfolio in January 2019. Ordinary gains or losses on the sale of RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Balance, beginning of period	$12,838	$8,551
Origination of consumer loans held for sale	146,087	154,057
Proceeds from the sale of consumer loans held for sale	(147,466)	(156,802)
Net gain on sale of consumer loans held for sale	1,405	1,574
Balance, end of period	$12,864	$7,380

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$906,330	$907,005
Owner occupied - correspondent*	88,776	94,827
Nonowner occupied	251,876	242,846
Commercial real estate	1,277,201	1,248,940
Construction & land development	168,579	175,178
Commercial & industrial	456,707	430,355
Lease financing receivables	14,292	15,031
Home equity	323,695	332,548
Consumer:
Credit cards	18,073	19,095
Overdrafts	892	1,102
Automobile loans	65,960	63,475
Other consumer	51,276	46,642
Total Traditional Banking	3,623,657	3,577,044
Warehouse lines of credit*	558,787	468,695
Total Core Banking	4,182,444	4,045,739

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	22,700	—
Other TRS loans	570	13,744
Republic Credit Solutions	92,996	88,744
Total Republic Processing Group	116,266	102,488

Total loans**	4,298,710	4,148,227
Allowance for loan and lease losses	(57,961)	(44,675)

Total loans, net	$4,240,749	$4,103,552

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2019	December 31, 2018

Contractually receivable	$4,297,610	$4,147,249
Unearned income(1)	(1,134)	(1,038)
Unamortized premiums(2)	553	588
Unaccreted discounts(3)	(3,143)	(3,174)
Net unamortized deferred origination fees and costs(4)	4,824	4,602
Carrying value of loans	$4,298,710	$4,148,227

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased Credit-Impaired Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans:

(in thousands)	March 31, 2019	December 31, 2018

Contractually required principal	$3,989	$4,251
Non-accretable amount	(1,405)	(1,521)
Accretable amount	(50)	(50)
Carrying value of loans	$2,534	$2,680

The following table presents a rollforward of the accretable amount on all PCI loans:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Balance, beginning of period	$(50)	$(140)
Transfers between non-accretable and accretable*	(116)	—
Net accretion into interest income on loans, including loan fees	116	—
Balance, end of period	$(50)	$(140)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

The following tables include loans by risk category based on the Bank’s internal analyses. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

March 31, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$14,080	$11,775	$—	$167	$1,429	$27,451
Owner occupied - correspondent	—	—	862	—	—	—	862
Nonowner occupied	—	943	1,358	—	—	—	2,301
Commercial real estate	1,267,077	6,450	2,775	—	899	—	1,277,201
Construction & land development	168,516	—	63	—	—	—	168,579
Commercial & industrial	454,712	1,284	687	—	24	—	456,707
Lease financing receivables	14,292	—	—	—	—	—	14,292
Home equity	—	—	1,779	—	5	7	1,791
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	115	—	—	—	115
Other consumer	—	—	411	—	—	3	414
Total Traditional Banking	1,904,597	22,757	19,825	—	1,095	1,439	1,949,713
Warehouse lines of credit	558,787	—	—	—	—	—	558,787
Total Core Banking	2,463,384	22,757	19,825	—	1,095	1,439	2,508,500

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	3	—	—	—	3
Republic Credit Solutions	—	—	69	—	—	—	69
Total Republic Processing Group	—	—	72	—	—	—	72

Total rated loans	$2,463,384	$22,757	$19,897	$—	$1,095	$1,439	$2,508,572

December 31, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$14,536	$11,690	$—	$170	$1,476	$27,872
Owner occupied - correspondent	—	—	382	—	—	—	382
Nonowner occupied	—	575	1,889	—	—	—	2,464
Commercial real estate	1,239,576	5,281	3,162	—	921	—	1,248,940
Construction & land development	175,113	—	65	—	—	—	175,178
Commercial & industrial	428,897	813	620	—	25	—	430,355
Lease financing receivables	15,031	—	—	—	—	—	15,031
Home equity	—	—	1,361	—	5	81	1,447
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	91	—	—	—	91
Other consumer	—	—	462	—	—	2	464
Total Traditional Banking	1,858,617	21,205	19,722	—	1,121	1,559	1,902,224
Warehouse lines of credit	468,695	—	—	—	—	—	468,695
Total Core Banking	2,327,312	21,205	19,722	—	1,121	1,559	2,370,919

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	138	—	—	—	138
Total Republic Processing Group	—	—	138	—	—	—	138

Total rated loans	$2,327,312	$21,205	$19,860	$—	$1,121	$1,559	$2,371,057

*The above tables exclude all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

The following table presents the activity in the Allowance by portfolio class:

	Allowance Rollforward
	Three Months Ended March 31,
	2019					2018
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$5,798	$(240)	$(17)	$38	$5,579	$6,182	$—	$(215)	$21	$5,988
Owner occupied - correspondent	237	(15)	—	—	222	292	(14)	—	—	278
Nonowner occupied	1,662	130	(72)	—	1,720	1,396	165	(121)	21	1,461
Commercial real estate	10,030	203	—	2	10,235	9,043	292	—	125	9,460
Construction & land development	2,555	(112)	—	—	2,443	2,364	354	—	2	2,720
Commercial & industrial	2,873	360	—	2	3,235	2,198	126	(108)	31	2,247
Lease financing receivables	158	(8)	—	—	150	174	(9)	—	—	165
Home equity	3,477	(157)	(13)	30	3,337	3,754	(111)	—	26	3,669
Consumer:
Credit cards	1,140	65	(150)	24	1,079	607	235	(93)	7	756
Overdrafts	1,102	19	(294)	65	892	974	17	(289)	89	791
Automobile loans	724	38	—	6	768	687	19	—	—	706
Other consumer	591	(94)	(66)	81	512	1,162	(135)	(120)	83	990
Total Traditional Banking	30,347	189	(612)	248	30,172	28,833	939	(946)	405	29,231
Warehouse lines of credit	1,172	225	—	—	1,397	1,314	21	—	—	1,335
Total Core Banking	31,519	414	(612)	248	31,569	30,147	960	(946)	405	30,566

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	13,381	—	—	13,381	—	13,277	(3,705)	—	9,572
Other TRS loans	107	53	(17)	6	149	12	112	—	1	125
Republic Credit Solutions	13,049	3,383	(3,824)	254	12,862	12,610	2,906	(3,696)	258	12,078
Total Republic Processing Group	13,156	16,817	(3,841)	260	26,392	12,622	16,295	(7,401)	259	21,775

Total	$44,675	$17,231	$(4,453)	$508	$57,961	$42,769	$17,255	$(8,347)	$664	$52,341

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	March 31, 2019	December 31, 2018

Loans on nonaccrual status*	$15,361	$15,993
Loans past due 90-days-or-more and still on accrual**	199	145
Total nonperforming loans	15,560	16,138
Other real estate owned	216	160
Total nonperforming assets	$15,776	$16,298

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.36%	0.39%
Nonperforming assets to total loans (including OREO)	0.37	0.39
Nonperforming assets to total assets	0.29	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.37%	0.40%
Nonperforming assets to total loans (including OREO)	0.37	0.40
Nonperforming assets to total assets	0.31	0.32

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$9,742	$10,800	$—	$—
Owner occupied - correspondent	862	382	—	—
Nonowner occupied	467	669	—	—
Commercial real estate	1,970	2,318	—	—
Construction & land development	219	—	—	—
Commercial & industrial	666	630	—	—
Lease financing receivables	—	—	—	—
Home equity	1,356	1,095	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	61	75	—	—
Other consumer	18	24	4	13
Total Traditional Banking	15,361	15,993	4	13
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,361	15,993	4	13

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	3	4
Republic Credit Solutions	—	—	192	128
Total Republic Processing Group	—	—	195	132

Total	$15,361	$15,993	$199	$145

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2019	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,205	$404	$3,402	$5,011	$901,319	$906,330
Owner occupied - correspondent	484	—	—	484	88,292	88,776
Nonowner occupied	—	—	460	460	251,416	251,876
Commercial real estate	28	60	329	417	1,276,784	1,277,201
Construction & land development	—	219	—	219	168,360	168,579
Commercial & industrial	73	96	—	169	456,538	456,707
Lease financing receivables	—	—	—	—	14,292	14,292
Home equity	368	—	260	628	323,067	323,695
Consumer:
Credit cards	28	44	—	72	18,001	18,073
Overdrafts	203	1	1	205	687	892
Automobile loans	35	—	—	35	65,925	65,960
Other consumer	19	4	4	27	51,249	51,276
Total Traditional Banking	2,443	828	4,456	7,727	3,615,930	3,623,657
Warehouse lines of credit	—	—	—	—	558,787	558,787
Total Core Banking	2,443	828	4,456	7,727	4,174,717	4,182,444

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	19,100	—	—	19,100	3,600	22,700
Other TRS loans	5	3	3	11	559	570
Republic Credit Solutions	5,092	2,064	193	7,349	85,647	92,996
Total Republic Processing Group	24,197	2,067	196	26,460	89,806	116,266

Total	$26,640	$2,895	$4,652	$34,187	$4,264,523	$4,298,710
Delinquency ratio***	0.62%	0.07%	0.11%	0.80%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority.

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

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2019	December 31, 2018

Loans with no allocated Allowance	$17,332	$19,555
Loans with allocated Allowance	22,669	21,880
Total recorded investment in impaired loans	$40,001	$41,435

Amount of the allocated Allowance	$3,594	$3,764

Approximately $3 million and $3 million of impaired loans at March 31, 2019 and December 31, 2018 were PCI loans. Approximately $2 million and $2 million of impaired loans at March 31, 2019 and December 31, 2018 were formerly PCI loans that became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
March 31, 2019	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$1,890	$3,357	$332	$5,579	$24,570	$880,163	$1,597	$—	$906,330	0.62%
Owner occupied - correspondent	—	222	—	222	862	87,914	—	—	88,776	0.25
Nonowner occupied	—	1,720	—	1,720	1,802	250,074	—	—	251,876	0.68
Commercial real estate	293	9,933	9	10,235	6,755	1,269,547	897	2	1,277,201	0.80
Construction & land development	2	2,441	—	2,443	63	168,516	—	—	168,579	1.45
Commercial & industrial	256	2,979	—	3,235	1,103	455,580	—	24	456,707	0.71
Lease financing receivables	—	150	—	150	—	14,292	—	—	14,292	1.05
Home equity	296	3,041	—	3,337	1,779	321,904	12	—	323,695	1.03
Consumer:
Credit cards	—	1,079	—	1,079	—	18,073	—	—	18,073	5.97
Overdrafts	—	892	—	892	—	892	—	—	892	100.00
Automobile loans	115	653	—	768	115	65,845	—	—	65,960	1.16
Other consumer	384	128	—	512	407	50,867	2	—	51,276	1.00
Total Traditional Banking	3,236	26,595	341	30,172	37,456	3,583,667	2,508	26	3,623,657	0.83
Warehouse lines of credit	—	1,397	—	1,397	—	558,787	—	—	558,787	0.25
Total Core Banking	3,236	27,992	341	31,569	37,456	4,142,454	2,508	26	4,182,444	0.75

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	13,381	—	13,381	—	22,700	—	—	22,700	58.95
Other TRS loans	—	149	—	149	—	570	—	—	570	26.14
Republic Credit Solutions	17	12,845	—	12,862	37	92,959	—	—	92,996	13.83
Total Republic Processing Group	17	26,375	—	26,392	37	116,229	—	—	116,266	22.70
Total	$3,253	$54,367	$341	$57,961	$37,493	$4,258,683	$2,508	$26	$4,298,710	1.35%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2018	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,052	$3,365	$381	$5,798	$24,860	$880,500	$1,645	$—	$907,005	0.64%
Owner occupied - correspondent	—	237	—	237	382	94,445	—	—	94,827	0.25
Nonowner occupied	4	1,658	—	1,662	2,406	240,440	—	—	242,846	0.68
Commercial real estate	294	9,727	9	10,030	8,104	1,239,915	919	2	1,248,940	0.80
Construction & land development	4	2,551	—	2,555	65	175,113	—	—	175,178	1.46
Commercial & industrial	130	2,743	—	2,873	1,020	429,310	—	25	430,355	0.67
Lease financing receivables	—	158	—	158	—	15,031	—	—	15,031	1.05
Home equity	286	3,117	74	3,477	1,361	331,101	86	—	332,548	1.05
Consumer:
Credit cards	—	1,140	—	1,140	—	19,095	—	—	19,095	5.97
Overdrafts	—	1,102	—	1,102	—	1,102	—	—	1,102	100.00
Automobile loans	91	633	—	724	91	63,384	—	—	63,475	1.14
Other consumer	421	170	—	591	449	46,190	3	—	46,642	1.27
Total Traditional Banking	3,282	26,601	464	30,347	38,738	3,535,626	2,653	27	3,577,044	0.85
Warehouse lines of credit	—	1,172	—	1,172	—	468,695	—	—	468,695	0.25
Total Core Banking	3,282	27,773	464	31,519	38,738	4,004,321	2,653	27	4,045,739	0.78

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	107	—	107	—	13,744	—	—	13,744	0.78
Republic Credit Solutions	18	13,031	—	13,049	44	88,700	—	—	88,744	14.70
Total Republic Processing Group	18	13,138	—	13,156	44	102,444	—	—	102,488	12.84
Total	$3,300	$40,911	$464	$44,675	$38,782	$4,106,765	$2,653	$27	$4,148,227	1.08%

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	March 31, 2019			March 31, 2019
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$9,903	$9,373	$—	$10,038	$49	$—
Owner occupied - correspondent	862	862	—	622	—	—
Nonowner occupied	2,251	1,802	—	2,076	20	—
Commercial real estate	4,434	3,353	—	3,980	24	—
Construction & land development	—	—	—	—	—	—
Commercial & industrial	740	632	—	618	—	—
Lease financing receivables	—	—	—	—	—	—
Home equity	1,326	1,283	—	1,080	5	—
Consumer	27	27	—	30	—	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	17,440	16,794	2,222	16,298	146	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	—	—	—	28	—	—
Commercial real estate	4,299	4,299	302	4,358	49	—
Construction & land development	63	63	2	64	—	—
Commercial & industrial	471	471	256	444	8	—
Lease financing receivables	—	—	—	—	—	—
Home equity	509	508	296	540	2	—
Consumer	536	534	516	544	5	—
Total impaired loans	$42,861	$40,001	$3,594	$40,720	$308	$—

	As of			Three Months Ended
	December 31, 2018			March 31, 2018
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,676	$10,703	$—	$10,580	$50	$—
Owner occupied - correspondent	382	382	—	192	4	—
Nonowner occupied	2,729	2,350	—	2,227	22	—
Commercial real estate	5,688	4,607	—	4,503	17	—
Construction & land development	—	—	—	534	5	—
Commercial & industrial	712	604	—	366	3	—
Lease financing receivables	—	—	—	—	—	—
Home equity	919	876	—	828	3	—
Consumer	33	33	—	39	1	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	16,215	15,802	2,433	18,840	172	—
Owner occupied - correspondent	—	—	—	—	—	—
Nonowner occupied	78	56	4	340	3	—
Commercial real estate	4,416	4,416	303	6,477	73	—
Construction & land development	65	65	4	139	1	—
Commercial & industrial	416	416	130	188	1	—
Lease financing receivables	—	—	—	—	—	—
Home equity	572	571	360	802	7	—
Consumer	554	554	530	722	5	—
Total impaired loans	$44,455	$41,435	$3,764	$46,777	$367	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2019 and December 31, 2018, $8 million and $8 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	59	$6,097	155	$16,821	214	$22,918
Commercial real estate	4	1,196	9	4,935	13	6,131
Construction & land development	—	—	1	63	1	63
Commercial & industrial	3	570	4	421	7	991
Consumer	—	—	233	419	233	419
Total troubled debt restructurings	66	$7,863	402	$22,659	468	$30,522

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	60	$6,378	156	$17,232	216	$23,610
Commercial real estate	3	1,203	14	6,571	17	7,774
Construction & land development	—	—	1	65	1	65
Commercial & industrial	2	571	3	408	5	979
Consumer	—	—	256	435	256	435
Total troubled debt restructurings	65	$8,152	430	$24,711	495	$32,863

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2019 and December 31, 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	142	16,318	9	816	151	17,134
Principal deferral	11	1,185	5	1,812	16	2,997
Legal modification	38	1,621	8	196	46	1,817
Total residential TDRs	191	19,124	23	3,794	214	22,918

Commercial related and construction/land development loans:
Interest only payments	2	735	—	—	2	735
Rate reduction	4	1,403	—	—	4	1,403
Principal deferral	14	5,019	—	—	14	5,019
Legal modification	—	—	1	28	1	28
Total commercial TDRs	20	7,157	1	28	21	7,185

Consumer loans:
Rate reduction	—	—	1	18	1	18
Principal deferral	232	401	—	—	232	401
Total consumer TDRs	232	401	1	18	233	419

Total troubled debt restructurings	443	$26,682	25	$3,840	468	$30,522

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	145	16,892	12	978	157	17,870
Principal deferral	11	1,171	4	1,871	15	3,042
Legal modification	35	1,500	8	228	43	1,728
Total residential TDRs	191	19,563	25	4,047	216	23,610

Commercial related and construction/land development loans:
Interest only payments	2	752	—	—	2	752
Rate reduction	8	2,962	—	—	8	2,962
Principal deferral	12	5,076	—	—	12	5,076
Legal modification	—	—	1	28	1	28
Total commercial TDRs	22	8,790	1	28	23	8,818

Consumer loans:
Rate reduction	1	16	—	—	1	16
Principal deferral	255	419	—	—	255	419
Legal modification	—	—	—	—	—	—
Total consumer TDRs	256	435	—	—	256	435

Total troubled debt restructurings	469	$28,788	26	$4,075	495	$32,863

As of March 31, 2019 and December 31, 2018, 87% and 88% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $3 million and $3 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of March 31, 2019 and December 31, 2018. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at March 31, 2019 or December 31, 2018.

A  summary of the categories of TDR loan modifications by respective performance as of March 31, 2019 and 2018 that were modified during the three months ended March 31, 2019 and 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Principal deferral	1	$33	1	$11	2	$44
Legal modification	6	159	2	83	8	242
Total residential TDRs	7	192	3	94	10	286

Commercial related and construction/land development loans:
Principal deferral	2	48	—	—	2	48
Total commercial TDRs	2	48	—	—	2	48

Consumer loans:
Legal modification	—	—	1	18	1	18
Total consumer TDRs	—	—	1	18	1	18

Total troubled debt restructurings	9	$240	4	$112	13	$352

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Rate reduction	—	$—	1	$85	1	$85
Principal deferral	1	1,204	1	522	2	1,726
Legal modification	—	—	—	—	—	—
Total residential TDRs	1	1,204	2	607	3	1,811

Commercial related and construction/land development loans:
Principal deferral	2	3	1	14	3	17
Total commercial TDRs	2	3	1	14	3	17

Consumer loans:
Principal deferral	1	61	—	—	1	61
Total consumer TDRs	1	61	—	—	1	61

Total troubled debt restructurings	4	$1,268	3	$621	7	$1,889

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of March 31, 2019 and 2018, 68% and 67% of the Bank’s TDRs that occurred during the first quarters of 2019 and 2018 were performing according to their modified terms. The Bank provided approximately $52,000 and $127,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first quarters of 2019 and 2018.

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2019 and 2018.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of March 31, 2019 and 2018 and for which there was a payment default during the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019		2018
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	1	$47	1	$522
Commercial & industrial	—	—	1	14
Home equity	2	47	—	—
Consumer	1	18	—	—

Total	4	$112	2	$536

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2019	December 31, 2018

Residential real estate	$216	$160

Total other real estate owned	$216	$160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction:

(in thousands)	March 31, 2019	December 31, 2018

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$2,776	$3,293

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2019 and 2018. The Company based its estimated provision for loan losses of EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th.

Information regarding EAs follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Easy Advances originated	$388,970	$430,210
Net charge to the Provision for Easy Advances	13,381	13,277
Provision to total Easy Advances originated	3.44%	3.09%
Easy Advances net charge-offs*	$—	$3,705
Easy Advances net charge-offs to total Easy Advances originated*	—%	0.86%

*The Company amended its charge-off policy for EAs during the second half of 2018 to charge-off EAs at 111 days past due instead of 60 days past due.

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2019	December 31, 2018

Core Bank:
Demand	$956,269	$937,402
Money market accounts	750,796	717,954
Savings	194,279	187,868
Individual retirement accounts (1)	54,491	53,524
Time deposits, $250 and over(1)	92,177	84,104
Other certificates of deposit(1)	252,218	239,324
Reciprocal money market and time deposits(1)(2)	189,428	217,153
Brokered deposits(1)	9,996	9,394
Total Core Bank interest-bearing deposits	2,499,654	2,446,723
Total Core Bank noninterest-bearing deposits	1,004,151	971,422
Total Core Bank deposits	3,503,805	3,418,145

Republic Processing Group:
Money market accounts	90,181	5,453
Total RPG interest-bearing deposits	90,181	5,453

Brokered prepaid card deposits	35,610	4,350
Other noninterest-bearing deposits	144,720	28,197
Total RPG noninterest-bearing deposits	180,330	32,547
Total RPG deposits	270,511	38,000

Total deposits	$3,774,316	$3,456,145

(1)	Includes time deposits.
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

At March 31, 2019 and December 31, 2018, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2019	December 31, 2018

Outstanding balance at end of period	$173,168	$182,990
Weighted average interest rate at end of period	0.76%	0.83%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$134,472	$110,854
Mortgage backed securities - residential	60,169	84,657
Collateralized mortgage obligations	2,884	10,136
Total securities pledged	$197,525	$205,647

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018

Average outstanding balance during the period	$231,602	$257,439
Average interest rate during the period	0.73%	0.33%
Maximum outstanding at any month end during the period	$219,700	$215,281

7. RIGHT-OF-USE ASSETS AND OPERATNG LEASE LIABILITIES

The Company adopted ASU 2016-02 Leases (Topic 842), effective January 1, 2019. The adoption of this ASU did not have a meaningful impact on the Company’s net income, earnings per share, return on average assets, or return on average equity for the three months ended March 31, 2019.

ASU 2016-02 requires the Company to record on its balance sheet the assets and liabilities that arise from leases. The Company is therefore required to record as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property. Prior to January 1, 2019, operating leases were not recorded on a lessee’s balance sheet in this manner.

As permitted by ASU 2018-11, the Company adopted ASU 2016-02 with a cumulative-effect adjustment as of January 1, 2019. Additionally, the Company elected the following list of practical expedients upon adoption of and as permitted by ASU 2016-02:

•	Concerning lease classification, the Company elected not to reassess the lease classification for any expired or existing leases accounted for in accordance with ASC Topic 840.
•	Concerning lease identification, the Company elected not to reassess whether any expired or existing contracts, not previously classified as a lease, are, or contain, leases.
•	Concerning initial direct costs, the Company elected not to reassess initial direct costs for any existing leases.
•	The Company elected to use hindsight in determining the lease term, whether or not to purchase the underlying leased asset, and in assessing impairment in right-of-use assets.
•

The Company elected that all short-term leases will not be placed on the balance sheet. Short-term leases include leases that have a lease term of 12 months or less at their commencement date and do not include a purchase option that the Company is reasonably certain to exercise.

Upon adoption of ASU 2016-02 on January 1, 2019, the Company was under 50 separate and distinct operating lease contracts to lease the land and/or buildings for 38 of its offices, with 15 such operating leases contracted with a related party of the Company.  As of January 1, 2019, the Company recorded total operating lease liabilities of $42 million and total right-of-use assets of $40 million, primarily reflecting the present value of its expected remaining lease payments plus any residual guarantees under its operating lease contracts. In order to discount these remaining lease payments and guarantees, the Company made assumptions concerning the expected remaining lease term and the discount rate.

The Company’s assumption regarding the expected remaining lease term included the fixed noncancelable term, plus all periods for which failure to renew the lease imposed a penalty on the Company, plus all periods for which the Company was reasonably certain to exercise a lease renewal option, plus all periods for which the Company was reasonably certain not to exercise a lease termination option.  In determining whether it was reasonably certain to exercise a lease renewal or termination option, the Company considered its overall strategic plan and all economic and environmental circumstances connected to the leased property. Expected remaining lease terms upon adoption of ASU 2016-02 ranged from 0.75 to 18.51 years, with a weighted average remaining term of 8.60 years.

The Company employed the interest rate curve published by the FHLB of Cincinnati for the FHLB’s collateralized term borrowings as of January 1, 2019 to discount its operating lease payments and guarantees, matching expected lease term to borrowing term. Discounts rates employed upon adoption of ASU 2016-02 ranged from 2.94% to 3.70%, with a weighted average rate of 3.48%.

As of March 31, 2019, payments on 25 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

Prior to the release of these financial statements, the Company had executed two lease contracts which had not commenced for one of its banking centers and one of its LPOs. The estimated operating lease liabilities and offsetting right-of-use assets to be recorded for these leases totaled approximately $600,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for the three months ended March 31, 2019:

Three Months Ended
March 31,
(dollars in thousands)	2019

Operating lease expense:
Related Party:
Variable lease expense	$1,158
Fixed lease expense	23
Third Party:
Variable lease expense	224
Fixed lease expense	361
Short-term lease expense	15
Total operating lease expense	$1,781

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,803

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of March 31, 2019:

March 31, 2019

Weighted average remaining term in years	8.48
Weighted average discount rate	3.48%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of March 31, 2019:

Year (in thousands)	Related Party	Third Party	Total

Remainder of 2019	$3,474	1,996	5,470
2020	4,590	2,575	7,165
2021	4,175	2,345	6,520
2022	3,312	1,916	5,228
2023	3,312	1,377	4,689
Thereafter	15,914	2,573	18,487
Total undiscounted cash flows	$34,777	$12,782	$47,559
Discount applied to cash flows	(5,301)	(2,055)	(7,356)
Total discounted cash flows reported as operating lease liabilities	$29,476	$10,727	$40,203

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018

Overnight advances	$270,000	$510,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	280,000	290,000
Total FHLB advances	$560,000	$810,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2019 and December 31, 2018, Republic had available borrowing capacity of $502 million and $254 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of March 31, 2019 and December 31, 2018.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

Remainder of 2019 (Overnight)	$270,000	2.51%
Remainder of 2019 (Term)	100,000	1.89
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
Thereafter	—	—
Total	$560,000	2.21%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018

Average outstanding balance during the period	$214,167	$144,899
Average interest rate during the period	2.48%	1.44%
Maximum outstanding at any month end during the period	$320,000	$560,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2019	December 31, 2018

First lien, single family residential real estate	$1,132,770	$1,129,588
Home equity lines of credit	304,170	311,419

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2019	December 31, 2018

Unused warehouse lines of credit	$490,213	$591,305
Unused home equity lines of credit	380,012	377,277
Unused loan commitments - other	752,577	720,645
Standby letters of credit	11,318	10,642
FHLB letter of credit	10,000	10,000
Total commitments	$1,644,120	$1,709,869

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at March 31, 2019. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

The fair value for these loans is based on the discounted cash flows of the underlying loans, which are also classified as Level 3 inputs.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at March 31, 2019 and December 31, 2018.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$178,757	$—	$178,757
Private label mortgage backed security	—	—	3,659	3,659
Mortgage backed securities - residential	—	163,068	—	163,068
Collateralized mortgage obligations	—	71,322	—	71,322
Corporate bonds	—	9,694	—	9,694
Trust preferred security	—	—	4,100	4,100
Total available-for-sale debt securities	$—	$422,841	$7,759	$430,600

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$662	$—	$662
Community Reinvestment Act mutual fund	2,433	—	—	2,433
Total equity securities with readily determinable fair value	$2,433	$662	$—	$3,095

Mortgage loans held for sale	$—	$11,313	$—	$11,313
Consumer loans held for investment	—	—	1,718	1,718
Rate lock loan commitments	—	843	—	843
Interest rate swap agreements	—	2,260	—	2,260

Financial liabilities:
Mandatory forward contracts	$—	$282	$—	$282
Interest rate swap agreements	—	2,234	—	2,234

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$216,873	$—	$216,873
Private label mortgage backed security	—	—	3,712	3,712
Mortgage backed securities - residential	—	169,209	—	169,209
Collateralized mortgage obligations	—	72,811	—	72,811
Corporate bonds	—	9,058	—	9,058
Trust preferred security	—	—	4,075	4,075
Total available-for-sale debt securities	$—	$467,951	$7,787	$475,738

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,396	—	—	2,396
Total equity securities with readily determinable fair value	$2,396	$410	$—	$2,806

Mortgage loans held for sale	$—	$8,971	$—	$8,971
Consumer loans held for investment	—	—	1,922	1,922
Rate lock loan commitments	—	356	—	356
Interest rate swap agreements	—	1,264	—	1,264

Financial liabilities:
Mandatory forward contracts	$—	$262	$—	$262
Interest rate swap agreements	—	1,149	—	1,149

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2019 and 2018.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Balance, beginning of period	$3,712	$4,449
Total gains or losses included in earnings:
Net change in unrealized gain	(33)	(2)
Recovery of actual losses previously recorded	37	38
Principal paydowns	(57)	(365)
Balance, end of period	$3,659	$4,120

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

.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
March 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,659	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.8%

			(2) Probability of default	1.8% - 5.0%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,712	Discounted cash flow	(1) Constant prepayment rate	6.5% - 8.9%

			(2) Probability of default	1.8% - 4.7%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Balance, beginning of period	$4,075	$3,600
Total gains or losses included in earnings:
Discount accretion	10	10
Net change in unrealized gain	15	290
Balance, end of period	$4,100	$3,900

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2019 and December 31, 2018.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2019	December 31, 2018

Aggregate fair value	$11,313	$8,971
Contractual balance	11,100	8,676
Unrealized gain	213	295

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2019 and 2018 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Interest income	$102	$72
Change in fair value	(82)	(9)
Total included in earnings	$20	$63

Consumer Loans Held for Investment

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2019 and December 31, 2018.

The significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the constant prepayment rate, probability of default, and loss severity for these loans under a discounted-cash-flow model. Significant fluctuations in any of these inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$1,718	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	48.0%

			(3) Loss severity	24.0%

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$1,922	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	45.0%

			(3) Loss severity	20.0%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	March 31, 2019	December 31, 2018

Aggregate fair value	$1,718	$1,922
Contractual balance	1,948	2,170
Unrealized (loss) gain	(230)	(248)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Interest income	$111	$176
Change in fair value	18	(14)
Total included in earnings	$129	$162

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,570	$4,570
Nonowner occupied	—	—	567	567
Commercial real estate	—	—	1,220	1,220
Commercial & industrial	—	—	574	574
Home equity	—	—	351	351
Total impaired loans*	$—	$—	$7,282	$7,282

Premises	$—	$—	$1,618	$1,618

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Consumer loans held for sale	$—	$—	$1,249	$1,249

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,708	$4,708
Nonowner occupied	—	—	1,007	1,007
Commercial real estate	—	—	1,255	1,255
Commercial & industrial	—	—	609	609
Home equity	—	—	356	356
Total impaired loans*	$—	$—	$7,935	$7,935

Premises	$—	$—	$1,694	$1,694

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$4,570	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 62% (8%)

Impaired loans - residential real estate nonowner occupied	$567	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 12% (11%)

Impaired loans - commercial real estate	$1,220	Sales comparison approach	Adjustments determined for differences between comparable sales	13% - 25% (21%)

Impaired loans - commercial & industrial	$574	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$351	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (2%)

Premises	$1,618	Sales comparison approach	Adjustments determined for differences between comparable sales	30% - 73% (43%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Consumer loans held for sale	$1,249	Sales comparison approach	Adjustments determined for differences between comparable sales	6% (6%)

Impaired loans - residential real estate owner occupied	$4,708	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 62% (30%)

Impaired loans - residential real estate nonowner occupied	$1,007	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (54%)

Impaired loans - commercial real estate	$123	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,132	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$609	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$356	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (8%)

Premises	$1,694	Sales comparison approach	Adjustments determined for differences between comparable sales	27% - 72% (40%)

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

Impaired collateral-dependent loans are as follows:

(in thousands)	March 31, 2019	December 31, 2018

Carrying amount of loans measured at fair value	$6,761	$7,380
Estimated selling costs considered in carrying amount	881	913
Valuation allowance	(360)	(358)
Total fair value	$7,282	$7,935

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Provisions on collateral-dependent, impaired loans	$14	$429

Premises

The Company’s Traditional Banking segment classified three of its former banking centers as held for sale as of March 31, 2019 and December 31, 2018. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to properties held for sale were as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Impairment charges on premises	$66	$104

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		March 31, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$345,512	$345,512	$—	$—	$345,512
Available-for-sale debt securities	430,600	—	422,841	7,759	430,600
Held-to-maturity debt securities	64,623	—	65,129	—	65,129
Equity securities with readily determinable fair values	3,095	2,433	662	—	3,095
Mortgage loans held for sale, at fair value	11,313	—	11,313	—	11,313
Consumer loans held for sale, at the lower of cost or fair value	12,864	—	12,864	—	12,864
Loans, net	4,240,749	—	—	4,231,349	4,231,349
Federal Home Loan Bank stock	29,965	—	—	—	NA
Accrued interest receivable	14,256	—	14,256	—	14,256
Rate lock loan commitments	843	—	843	—	843
Interest rate swap agreements	2,260	—	2,260	—	2,260

Liabilities:
Noninterest-bearing deposits	$1,184,480	—	$1,184,480	—	$1,184,480
Transaction deposits	2,056,556	—	2,056,556	—	2,056,556
Time deposits	533,280	—	531,373	—	531,373
Securities sold under agreements to repurchase and other short-term borrowings	173,168	—	173,168	—	173,168
Federal Home Loan Bank advances	560,000	—	556,003	—	556,003
Subordinated note	41,240	—	32,672	—	32,672
Accrued interest payable	1,620	—	1,620	—	1,620
Mandatory forward contracts	282	—	282	—	282
Interest rate swap agreements	2,234	—	2,234	—	2,234

		Fair Value Measurements at
		December 31, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$351,474	$351,474	$—	$—	$351,474
Available-for-sale debt securities	475,738	—	467,951	7,787	475,738
Held-to-maturity debt securities	65,227	—	64,858	—	64,858
Equity securities with readily determinable fair values	2,806	2,396	410	—	2,806
Mortgage loans held for sale, at fair value	8,971	—	8,971	—	8,971
Consumer loans held for sale, at the lower of cost or fair value	12,838	—	12,838	—	12,838
Loans, net	4,103,552	—	—	4,062,457	4,062,457
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	13,942	—	13,942	—	13,942
Rate lock loan commitments	356	—	356	—	356
Interest rate swap agreements	1,264	—	1,264	—	1,264

Liabilities:
Noninterest-bearing deposits	$1,003,969	—	$1,003,969	—	$1,003,969
Transaction deposits	2,035,701	—	2,035,701	—	2,035,701
Time deposits	416,475	—	412,477	—	412,477
Securities sold under agreements to repurchase and other short-term borrowings	182,990	—	182,990	—	182,990
Federal Home Loan Bank advances	810,000	—	804,251	—	804,251
Subordinated note	41,240	—	33,724	—	33,724
Accrued interest payable	1,084	—	1,084	—	1,084
Mandatory forward contracts	262	—	262	—	262
Interest rate swap agreements	1,149	—	1,149	—	1,149

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Balance, beginning of period	$8,971	$5,761
Origination of mortgage loans held for sale	40,714	29,410
Proceeds from the sale of mortgage loans held for sale	(39,632)	(31,452)
Net gain on sale of mortgage loans held for sale	1,260	777
Balance, end of period	$11,313	$4,496

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Net gain realized on sale of mortgage loans held for sale	$875	$597
Net change in fair value recognized on loans held for sale	(82)	(9)
Net change in fair value recognized on rate lock loan commitments	487	133
Net change in fair value recognized on forward contracts	(20)	56
Net gain recognized	1,260	777

Loan servicing income	601	605
Amortization of mortgage servicing rights	(322)	(362)
Net servicing income recognized	279	243
Total Mortgage Banking income	$1,539	$1,020

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Balance, beginning of period	$4,919	$5,044
Additions	338	243
Amortized to expense	(322)	(362)
Balance, end of period	$4,935	$4,925

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2019 and 2018.

Other information relating to mortgage servicing rights follows:

(in thousands)	March 31, 2019	December 31, 2018

Fair value of mortgage servicing rights portfolio	$8,399	$9,357
Monthly weighted average prepayment rate of unpaid principal balance*	202%	160%
Discount rate	10.00%	10.00%
Weighted average default rate	3.10%	4.25%
Weighted average life in years	5.69	6.32

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2019		December 31, 2018
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$11,100	$11,313	$8,676	$8,971

Included in other assets:
Rate lock loan commitments	$39,002	$843	$14,788	$356

Included in other liabilities:
Mandatory forward contracts	$42,061	$282	$20,063	$262

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

The following table reflects information about swaps designated as cash flow hedges:

					March 31, 2019		December 31, 2018
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$16	$12	$58	$45
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	10	8	57	45
Total	$20,000				$26	$20	$115	$90

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Interest rate swap on money market deposits	$(8)	$14
Interest rate swap on FHLB advance	(11)	12
Total interest (benefit) expense on swap transactions	$(19)	$26

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

(Gains) losses recognized in OCI on derivative (effective portion)	$(69)	$199

Gains (losses) reclassified from OCI on derivative (effective portion)	19	(26)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

The estimated net amount of the existing losses reported in AOCI at March 31, 2019 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2019		December 31, 2018
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$69,896	$2,260	$26,398	$1,264
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	13,652	(60)	54,718	(908)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$83,548	$2,200	$81,116	$356

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	83,548	(2,200)	81,116	(356)
Total		$167,096	$—	$162,232	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $2 million and $0 at March 31, 2019 and December 31, 2018.

13. EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018

Net income	$29,516	$27,469
Dividends declared on Common Stock:
Class A Shares	(4,933)	(4,517)
Class B Shares	(531)	(494)
Undistributed net income for basic earnings per share	24,052	22,458
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(35)	(24)
Undistributed net income for diluted earnings per share	$24,017	$22,434

Weighted average shares outstanding:
Class A Shares	18,761	18,677
Class B Shares	2,212	2,243
Effect of dilutive securities on Class A Shares outstanding	133	98
Weighted average shares outstanding including dilutive securities	21,106	21,018

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.26	$0.24
Undistributed earnings per share*	1.16	1.08
Total basic earnings per share - Class A Common Stock	$1.42	$1.32

Class B Common Stock
Per share dividends distributed	$0.24	$0.22
Undistributed earnings per share*	1.05	0.99
Total basic earnings per share - Class B Common Stock	$1.29	$1.21

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.26	$0.24
Undistributed earnings per share*	1.15	1.08
Total diluted earnings per share - Class A Common Stock	$1.41	$1.32

Class B Common Stock:
Per share dividends distributed	$0.24	$0.22
Undistributed earnings per share*	1.04	0.98
Total diluted earnings per share - Class B Common Stock	$1.28	$1.20

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2019	2018

Antidilutive stock options	163,000	4,500
Average antidilutive stock options	162,000	4,500

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Available-for-Sale Debt Securities:
Change in unrealized (loss) gain on AFS debt securities	$3,659	$(2,117)
Adjustment for adoption of ASU 2016-01	—	(428)
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(33)	(2)
Net unrealized (losses) gains	3,626	(2,547)
Tax effect	(762)	535
Net of tax	2,864	(2,012)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(69)	199
Reclassification amount for net derivative losses realized in income	(19)	26
Net unrealized gains	(88)	225
Tax effect	18	(46)
Net of tax	(70)	179

Total other comprehensive (loss) income components, net of tax	$2,794	$(1,833)

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended
	in the Consolidated	March 31,
(in thousands)	Statements of Income	2019	2018

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	$8	$(14)
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	11	(12)
Total derivative losses on cash flow hedges	Total interest benefit (expense)	19	(26)
Tax effect	Income tax (benefit) expense	(4)	5
Net of tax	Net income	$15	$(21)

The following is a summary of the AOCI balances, net of tax:

		2019
(in thousands)	December 31, 2018	Change	March 31, 2019

Unrealized gain (loss) on AFS debt securities	$(2,165)	$2,891	$726
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(27)	1,051
Unrealized gain (loss) on cash flow hedges	90	(70)	20
Total unrealized (loss) gain	$(997)	$2,794	$1,797

		2018
(in thousands)	December 31, 2017	Change	March 31, 2018

Unrealized loss on AFS debt securities	$(604)	$(2,011)	$(2,615)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,093	(1)	1,092
Unrealized gain (loss) on cash flow hedges	(73)	179	106
Total unrealized gain (loss)	$416	$(1,833)	$(1,417)

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following tables present the Company’s net revenue by reportable segment:

	Three Months Ended March 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$41,347	$2,895	$102	$44,344	$20,438	$7,517	$27,955	$72,299

Noninterest income:
Service charges on deposit accounts	3,293	10	—	3,303	—	—	—	3,303
Net refund transfer fees	—	—	—	—	17,100	—	17,100	17,100
Mortgage banking income(1)	—	—	1,539	1,539	—	—	—	1,539
Interchange fee income	2,626	—	—	2,626	131	—	131	2,757
Program fees(1)	—	—	—	—	146	928	1,074	1,074
Increase in cash surrender value of BOLI(1)	382	—	—	382	—	—	—	382
Net gains (losses) on OREO	130	—	—	130	—	—	—	130
Other	465	—	40	505	—	627	627	1,132
Total noninterest income	6,896	10	1,579	8,485	17,377	1,555	18,932	27,417

Total net revenue	$48,243	$2,905	$1,681	$52,829	$37,815	$9,072	$46,887	$99,716

Net-revenue concentration(2)	48%	3%	2%	53%	38%	9%	47%	100%

	Three Months Ended March 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$38,188	$3,591	$72	$41,851	$18,686	$7,128	$25,814	$67,665

Noninterest income:
Service charges on deposit accounts	3,547	8	—	3,555	—	—	—	3,555
Net refund transfer fees	—	—	—	—	16,352	—	16,352	16,352
Mortgage banking income(1)	—	—	1,020	1,020	—	—	—	1,020
Interchange fee income	2,538	—	—	2,538	109	20	129	2,667
Program fees(1)	—	—	—	—	59	1,637	1,696	1,696
Increase in cash surrender value of BOLI(1)	371	—	—	371	—	—	—	371
Net gains (losses) on OREO	132	—	—	132	—	—	—	132
Other	414	—	38	452	1,001	299	1,300	1,752
Total noninterest income	7,002	8	1,058	8,068	17,521	1,956	19,477	27,545

Total net revenue	$45,190	$3,599	$1,130	$49,919	$36,207	$9,084	$45,291	$95,210

Net-revenue concentration(2)	47%	4%	1%	52%	38%	10%	48%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

The Company executes contracts with individual Tax Providers to offer RTs to their taxpayers. RT revenue is recognized by the Bank immediately after the taxpayer’s refund is disbursed in accordance with the RT contract with the taxpayer. The fee paid by the taxpayer for the RT is shared between the Bank and the Tax Providers based on contracts executed between the parties.

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

As of March 31, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment.

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

Republic Processing Group:

Tax Refund Solutions

TRS offers tax-related credit products and facilitates the receipt and payment of federal and state tax refunds through RT products. The RPS division of TRS offers general-purpose reloadable cards. TRS and RPS products are primarily provided to clients outside of the Bank’s market footprint.

Loans, refund transfers, and prepaid cards.

Republic Credit Solutions

Offers consumer credit products. RCS products are primarily provided to clients outside of the Bank’s market footprint, with a substantial portion of RCS clients considered subprime or near-prime borrowers.

Unsecured, consumer loans.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2018 Annual Report on Form 10-K. Segment performance is evaluated using operating income. Goodwill is allocated to the Traditional Banking segment. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made. Transactions among reportable segments are made at carrying value.

Segment information follows:

	Three Months Ended March 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$41,347	$2,895	$102	$44,344	$20,438	$7,517	$27,955	$72,299

Provision for loan and lease losses	189	225	—	414	13,434	3,383	16,817	17,231

Net refund transfer fees	—	—	—	—	17,100	—	17,100	17,100
Mortgage banking income	—	—	1,539	1,539	—	—	—	1,539
Program fees	—	—	—	—	146	928	1,074	1,074
Other noninterest income	6,896	10	40	6,946	131	627	758	7,704
Total noninterest income	6,896	10	1,579	8,485	17,377	1,555	18,932	27,417

Total noninterest expense	35,550	758	1,320	37,628	7,114	767	7,881	45,509

Income before income tax expense	12,504	1,922	361	14,787	17,267	4,922	22,189	36,976
Income tax expense	1,765	433	76	2,274	4,030	1,156	5,186	7,460
Net income	$10,739	$1,489	$285	$12,513	$13,237	$3,766	$17,003	$29,516

Period-end assets	$4,471,419	$559,545	$17,087	$5,048,051	$224,485	$93,232	$317,717	$5,365,768

Net interest margin	3.84%	2.84%	NM	3.76%	NM	NM	NM	5.66%

Net-revenue concentration*	48%	3%	2%	53%	38%	9%	47%	100%

	Three Months Ended March 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$38,188	$3,591	$72	$41,851	$18,686	$7,128	$25,814	$67,665

Provision for loan and lease losses	939	21	—	960	13,389	2,906	16,295	17,255

Net refund transfer fees	—	—	—	—	16,352	—	16,352	16,352
Mortgage banking income	—	—	1,020	1,020	—	—	—	1,020
Program fees	—	—	—	—	59	1,637	1,696	1,696
Other noninterest income	7,002	8	38	7,048	1,110	319	1,429	8,477
Total noninterest income	7,002	8	1,058	8,068	17,521	1,956	19,477	27,545

Total noninterest expense	33,392	839	1,204	35,435	6,525	1,085	7,610	43,045

Income (loss) before income tax expense	10,859	2,739	(74)	13,524	16,293	5,093	21,386	34,910
Income tax expense (benefit)	1,772	627	(16)	2,383	3,854	1,204	5,058	7,441
Net income (loss)	$9,087	$2,112	$(58)	$11,141	$12,439	$3,889	$16,328	$27,469

Period-end assets	$4,344,341	$534,545	$9,864	$4,888,750	$129,395	$60,189	$189,584	$5,078,334

Net interest margin	3.59%	3.21%	NM	3.55%	NM	NM	NM	5.50%

Net-revenue concentration*	47%	4%	1%	52%	38%	10%	48%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

17. INCOME TAXES

Changes in Kentucky Tax Law

As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%.   As of March 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $350,000 due to the enactment of HB354.

Subsequent to quarter end, in April 2019, Kentucky enacted HB458.  HB458 allows for combined filing for the Parent Company and the Bank.  The Parent Company had previously filed a separate company return and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset.  HB458 also allows for certain net operating losses to be utilized on a combined return.  The Parent Company expects to file a combined return beginning in 2021 and to utilize these previously generated losses.  The estimated tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is expected to be approximately $794,000 and will be recorded in the second quarter of 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company and Republic Insurance Services, Inc. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term the “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term the “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in Easy Advance loss estimates;
•	changes in political and economic conditions;
•	new information concerning the impact of the TCJA;
•	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	natural disasters impacting Company operations;
•	future acquisitions;
•	integrations of acquired businesses;

•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	the Company’s ability to qualify for future R&D federal tax credits;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•

other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to the Company’s financial statements of issued-but-not-yet-effective ASUs, see Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

BUSINESS SEGMENT COMPOSITION

As of March 31, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2019, Republic had 45 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1

•Frankfort — 1

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 8*

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes an LPO

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

As of March 31, 2019 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers, its Correspondent Lending channel and its Consumer Direct channel, the Bank originates single family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner occupied property.

Commercial Lending — The Bank conducts commercial lending activities primarily through Corporate Banking, Commercial Lending, Business Banking, and Retail Banking channels.

In general, commercial lending credit approvals and processing are prepared and underwritten through the Bank’s Commercial Credit Administration Department. Clients are generally located within the Bank’s market footprint, or in an adjacent area to the market footprint.

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

Consumer Lending — Traditional Banking consumer loans made by the Bank include home improvement and home equity loans, other secured and unsecured personal loans, and credit cards. Except for home equity loans, which are actively marketed in conjunction with single family, first lien residential real estate loans, other Traditional Banking consumer loan products (not including products offered through RPG), while available, are not and have not been actively promoted in the Bank’s markets.

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

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank — In October 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform. MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly liquid interest-bearing bank accounts. MemoryBank products are offered through its website, www.mymemorybank.com

Private Banking — The Bank provides financial products and services to high net worth individuals through its Private Banking department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of this clientele.

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

See additional detail regarding the Mortgage Banking segment under Footnote 11 “Mortgage Banking Activities” and Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations.  For the 2018 and 2019 fiscal years, the EA product had the following features:

EA features consistent during 2018 and 2019:

•	Offered only during the first two months of each year;
•	No requirement that the taxpayer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

EA features modified from 2018 to 2019:

•

During 2019, the taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250.  This compares to a maximum loan amount of $3,500 during 2018;

•

During 2018, EA fees were charged only to the Tax Providers.  In 2019, the fee charged to the Tax Providers was lowered; and a direct fee to the taxpayer was charged.  The APR to the taxpayer for his or her portion of the total fee equated to less than 36% for all offering tiers.

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Provisions for loan losses on EAs are estimated when advances are made, with provisions for all probable EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged off loans.

Related to the overall credit losses on EAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. Each year, the Bank’s EA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the EA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund payment patterns change materially between years.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Additional information regarding consumer loan products offered through RCS follows:

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers across the United States with certain services provided by Elevate Credit, Inc., its third-party servicer provider. RCS sells participation interests equal to 90% of the balances generated within three business days to a third-party special purpose entity and retains the remaining 10% interest. The line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale are carried at the lower of cost or fair value.

•

RCS healthcare receivables product – The Bank originates healthcare-receivables products across the United States through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale are carried at the lower of cost or fair value.

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

From the fourth quarter of 2015 through the first quarter of 2018, the Bank piloted through RCS a credit-card product to generally subprime borrowers across the United States through one third-party marketer/servicer. For outstanding cards, RCS sold 90% of the balances generated within two business days of each transaction occurrence to a special purpose entity related to its third-party marketer/servicer and retained the remaining 10% interest. During the fourth quarter of 2018, the Bank and its third-party marketer/servicer finalized an agreement to sell 100% of the existing portfolio to an unrelated third party. The sale of the RCS credit-card portfolio receivables was settled in January 2019 and all accounts and related assets were transferred in March 2019.

OVERVIEW (Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018)

Total Company net income for the first quarter of 2019 was $29.5 million, a $2.0 million, or 7%, increase from the same period in 2018. Diluted EPS increased to $1.41 for the quarter ended March 31, 2019 compared to $1.32 for the same period in 2018.

Other general highlights by reportable segment consisted of the following:

Traditional Banking segment

•	Net income increased $1.7 million, or 18%, for the first quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $3.2 million, or 8%, for the first quarter of 2019 compared to the same period in 2018.

•	The Traditional Banking Provision was $189,000 for the first quarter of 2019 compared to $939,000 for the same period in 2018.

•	Total noninterest income decreased $106,000, or 2%, for the first quarter of 2019 compared to the same period in 2018.

•	Total noninterest expense increased $2.2 million, or 6%, for the first quarter of 2019 compared to same period in 2018.

•	Gross Traditional Bank loans grew $47 million, or 1%, from December 31, 2018 to March 31, 2019.

•	Traditional Bank deposits grew $91 million, or 3%, from December 31, 2018 to March 31, 2019.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.42% at March 31, 2019 compared to 0.45% at December 31, 2018.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.21% at March 31, 2019 compared to 0.25% at December 31, 2018.

Warehouse Lending segment

•	Net income decreased $623,000, or 29%, for the first quarter of 2019 compared to the same period in 2018.

•	Net interest income decreased $696,000, or 19%, for the first quarter of 2019 compared to the same period in 2018.

•	The Warehouse Provision was a net charge of $225,000 for the first quarter of 2019 compared to a net charge of $21,000 for the same period in 2018.

•	Total committed Warehouse lines remained at $1.1 billion from December 31, 2018 to March 31, 2019.

•	Average line usage was 39% during the first quarter of 2019 compared to 44% during the same period in 2018.

Mortgage Banking segment

•	Within the Mortgage Banking segment and as a component of noninterest income, mortgage banking income increased $519,000, or 51%, during the first quarter of 2019 compared to the same period in 2018.

•	Overall, Republic’s originations of secondary market loans totaled $41 million during the first quarter of 2019 compared to $29 million during the same period in 2018.

Tax Refund Solutions segment

•	Net income increased $798,000, or 6%, for the first quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $1.8 million, or 9%, for the first quarter of 2019 compared to the same period in 2018.

•	Total EA originations were $389 million during the first quarter of 2019 compared to $430 million for the same period in 2018.

•	Overall, TRS recorded a net charge to the Provision of $13.4 million during the first quarter of 2019, compared to a net charge of $13.4 million for the same period in 2018.

•	Noninterest income decreased $144,000, or 1%, for the first quarter of 2019 compared to the same period in 2018.

•	Net RT revenue increased $748,000, or 5%, for the first quarter of 2019 compared to the same period in 2018.

•	Noninterest expenses were $7.1 million for the first quarter of 2019 compared to $6.5 million for the same period in 2018.

Republic Credit Solutions segment

•	Net income decreased $123,000 for the first quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $389,000, or 5%, for the first quarter of 2019 compared to the same period in 2018.

•	Overall, RCS recorded a net charge to the Provision of $3.4 million during the first quarter of 2019 compared to a net charge of $2.9 million for the same period in 2018.

•	Noninterest income decreased $401,000, or 21%, for the first quarter of 2019 compared to the same period in 2018.

•	Noninterest expenses were $767,000 for the first quarter of 2019 compared to $1.1 million for the same period in 2018.

•	Total nonperforming loans to total loans for the RCS segment was 0.21% at March 31, 2019 compared to 0.14% at December 31, 2018.

•	Delinquent loans to total loans for the RCS segment was 7.90% at March 31, 2019 compared to 7.97% at December 31, 2018.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018)

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

The Core Bank indexes many of its financial instruments to either the FFTR, Prime, or LIBOR. These short-term market rates have trended higher since December 2015 while longer-term market rates have not increased as much. A continued flattening or inverting of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease further, will likely have a negative impact on the Company’s net interest income and net interest margin.  Additionally, while parallel increases in short-term and long-term interest rates and overall market rates are generally believed by management to be more favorable to the Core Bank’s net interest income and net interest margin in the near term, management believes stable interest rates or a parallel decrease in short-term and long-term interest will likely have a negative impact on the Bank’s net interest income and net interest margin.  Under any interest rate scenario, however, if the Core Bank is unable to reasonably maintain its deposit balances and the cost of those deposits at acceptable levels, it will likely have a negative impact to the Core Bank’s net interest income and net interest margin.

Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual shape and steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

See the section titled “Asset/Liability Management and Market Risk” in this section of the filing regarding the Bank’s interest rate sensitivity.

Total Company net interest income increased $4.6 million, or 7%, during the first quarter of 2019 compared to the same period in 2018. Total Company net interest margin increased to 5.66% during the first quarter of 2019 compared to 5.50% for the same period in 2018. Increased loan fees at RPG, growth in average Core Bank loans, and the ability of the Company to manage its cost of funds in a rising rate environment all contributed to the Company’s growth in net interest income and the expansion of its net interest margin.

The most significant components affecting the Company’s net interest income by reportable segment follow:

Traditional Banking segment

The Traditional Banking’s net interest income increased $3.2 million, or 8%, for the first quarter of 2019 compared to the same period in 2018. Traditional Banking’s net interest margin was 3.84% for the first quarter of 2019, an increase of 25 basis points over the same period in 2018.

The increases in the Traditional Bank’s net interest income and net interest margin during the first quarter of 2019 were primarily attributable to the following factors:

•

The difference between the Traditional Bank’s net interest margin and net interest spread was 21 basis points during the first quarter of 2019 compared to 12 basis points during the first quarter of 2018, with the differential representing the value to the net interest margin of noninterest-bearing deposits and stockholders’ equity.  The increase in this value resulted from a 49-basis point rise in the yield of the Traditional Bank’s interest-earning assets from period to period.

•

Over the previous 12 months, the Traditional Bank’s interest-earning assets repriced at a faster pace than its interest-bearing liabilities, leading to a higher spread. Altogether, the Traditional Bank’s net interest spread increased 16 basis points from the first quarter 2018 to the same period in 2019. Contributing significantly to this overall expansion in net interest spread was the ability of the Traditional Bank to manage its overall funding costs related to its non-maturity deposits.  Overall, the Traditional Bank’s interest-bearing deposit funding costs rose 38 basis points from the first quarter of 2018 to the same period in 2019, despite a 91-basis-point increase in the average Federal Funds Target Rate over the same period.

•

The Traditional Bank experienced growth in average loan balances of $168 million, or 5%, from the first quarter of 2018 to the first quarter of 2019.   The primary contributors for the increase in the quarter-over-quarter average balances were C&I loans, which grew $82 million, and CRE loans, which increased $40 million.

Warehouse Lending segment

Warehouse’s net interest income decreased $696,000, or 19%, as average Warehouse loan balances decreased $41 million from the first quarter of 2018 to the first quarter of 2019.  Usage rates on Warehouse lines were 39% of the $1.1 billion of average Warehouse lines outstanding during the first quarter of 2019 compared to 44% of the $1.0 billion of average Warehouse lines outstanding for the same period in 2018. While this segment did experience a larger than usual seasonal decline during January 2019, it rebounded significantly during March 2019, as the average usage rate among its clients increased notably during the month to bring its average loans for the quarter closer in-line with the first quarter of 2018.

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

Tax Refund Solutions segment

TRS’s net interest income increased $1.8 million for the first quarter of 2019 compared to the same period in 2018, resulting from a $1.1 million increase in interest income from its EA product and a $427,000 increase in interest income from commercial loans to its Tax Providers.

TRS’s EA product earned $18.9 million in interest income during the first quarter of 2019, a $1.1 million, or 6%, increase from the same period in 2018. For the first quarter 2019 tax season, TRS modified its EA product offering with the following changes:

•

TRS allowed the taxpayer to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250, a substantial increase over the maximum of $3,500 the previous year;

•	TRS lowered the fee charged to the Tax Providers for the EA; and
•	TRS implemented a direct fee to the taxpayer for the EA, with the annual percentage rate to the taxpayer for his or her portion of the total fee being less than 36% for all offering tiers.

Despite the increase in the available EA maximum amount, the average loan amount for the first quarter of 2019 decreased by 10% compared to the first quarter 2018 tax season, as the taxpayer base generally opted for lower loan amounts this tax season.  While the average amount borrowed per loan decreased during 2019, the average fee per loan increased 6% for the same period, as the combined Tax Provider and taxpayer fee for 2019 resulted in a higher total average fee per loan than the lone tax provider fee in 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $389,000, or 5%, from the first quarter of 2018 to the first quarter of 2019. The increase was driven primarily by increases in interest income from RCS’s line-of-credit and hospital receivables products partially offset by a decrease in interest income from RCS’s recently sold credit-card product.

Future long-term growth in interest income from RCS’s line-of-credit product is restricted by a current on-balance-sheet Board-approved risk limit of $40 million for the Company. As of March 31, 2019, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $29 million.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$289,928	$1,724	2.38	$283,161	$1,076	1.52
Investment securities, including FHLB stock(1)	563,752	4,081	2.90%	552,760	3,131	2.27%
TRS Easy Advance loans (2)	121,224	18,856	62.22	115,914	17,792	61.40
Other RPG loans(3)(6)	129,627	9,272	28.61	89,742	8,218	36.63
Outstanding Warehouse lines of credit(4)(6)	407,341	5,442	5.34	448,039	5,409	4.83
All other Traditional Bank loans(5)(6)	3,598,481	43,258	4.81	3,428,355	38,207	4.46

Total interest-earning assets	5,110,353	82,633	6.47	4,917,971	73,833	6.01

Allowance for loan and lease losses	(50,305)			(49,606)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	191,746			245,465
Premises and equipment, net	44,321			46,291
Bank owned life insurance	65,095			63,586
Other assets(1)	115,461			54,497
Total assets	$5,476,671			$5,278,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,121,205	$1,517	0.54%	$1,104,990	$761	0.28%
Money market accounts	746,619	1,779	0.95	572,071	631	0.44
Time deposits	384,815	1,831	1.90	323,371	1,115	1.38
Reciprocal money market and time deposits	197,483	588	1.19	342,928	526	0.61
Brokered deposits	179,643	1,033	2.30	72,782	327	1.80

Total interest-bearing deposits	2,629,765	6,748	1.03	2,416,142	3,360	0.56

Securities sold under agreements to repurchase and other short-term borrowings	231,602	421	0.73	257,439	213	0.33
Federal Home Loan Bank advances	511,408	2,730	2.14	545,778	2,274	1.67
Subordinated note	41,240	435	4.22	41,240	321	3.11

Total interest-bearing liabilities	3,414,015	10,334	1.21	3,260,599	6,168	0.76

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,258,461			1,319,860
Other liabilities	97,362			56,121
Stockholders’ equity	706,833			641,624
Total liabilities and stockholders’ equity	$5,476,671			$5,278,204

Net interest income		$72,299			$67,665

Net interest spread			5.26%			5.25%

Net interest margin			5.66%			5.50%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $8.0 million and $7.1 million for the three months ended March 31, 2019 and 2018.
(4)	Interest income includes loan fees of $536,000 and $697,000 for the three months ended March 31, 2019 and 2018.
(5)	Interest income includes loan fees of $1.2 million and $1.3 million for the three months ended March 31, 2019 and 2018.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2019
	Compared to
	Three Months Ended March 31, 2018
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$648	$26	$622
Investment securities, including FHLB stock	950	63	887
TRS Easy Advance loans*	1,064	(1,811)	2,875
Other RPG loans	1,054	3,117	(2,063)
Outstanding Warehouse lines of credit	33	(516)	549
All other Traditional Bank loans	5,051	1,954	3,097
Net change in interest income	8,800	2,833	5,967

Interest expense:

Transaction accounts	756	11	745
Money market accounts	1,148	239	909
Time deposits	716	238	478
Reciprocal money market and time deposits	62	(288)	350
Brokered deposits	706	593	113
Securities sold under agreements to repurchase and other short-term borrowings	208	(24)	232
Federal Home Loan Bank advances	456	(151)	607
Subordinated note	114	—	114
Net change in interest expense	4,166	618	3,548

Net change in net interest income	$4,634	$2,215	$2,419

*Volume for Easy Advances is based on total loans originated during the period presented.

Provision for Loan and Lease Losses

The Company recorded a Provision of $17.2 million for the first quarter of 2019, compared to $17.3 million for the same period in 2018. The significant components comprising the Company’s Provision by reportable segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2019 was $189,000, compared to $939,000 for the first quarter of 2018. An analysis of the Provision for the first quarter of 2019 compared to the same period in 2018 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $284,000 and $581,000 to the Provision for the first quarters of 2019 and 2018. Loan growth primarily drove the charge to the Provision in both periods.

•	Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded net charges to the Provision of $28,000 and $407,000 for the first quarters of 2019 and 2018.

•	Provision activity related to the Bank’s loans rated PCI was immaterial during the first quarters of 2019 and 2018.

As a percentage of total loans, the Traditional Banking Allowance was 0.83% at March 31, 2019 compared to 0.85% at December 31, 2018 and March 31, 2018. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at March 31, 2019.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $225,000 for the first quarter of 2019 compared to a net charge of $21,000 for the same period in 2018. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $90 million during the first quarter of 2019 compared to an increase of $8 million during the first quarter of 2018.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at March 31, 2019, December 31, 2019 and March 31, 2018. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at March 31, 2019.

Tax Refund Solutions segment

TRS’s total Provision for loan losses was $13.4 million for the first quarter of 2019 equal to a total Provision of $13.4 million during the same period in 2018.  Substantially all Provision expense in both quarters was related to losses for EAs.

TRS’s Provision for EA loan losses was $13.4 million, or 3.44% of its $389 million in EAs originated during the first quarter of 2019, compared to a Provision of $13.3 million, or 3.09% of its $430 million of EAs originated during the first quarter of 2018. The increased loan loss for the first quarter of 2019 was due to a higher percentage of unpaid EAs at March 31, 2019 compared to March 31, 2018.  The Company believes this higher percentage of unpaid EAs is primarily due to the partial government shutdown during the first quarter of 2019.    EAs are only originated during the first two months of each year, with all uncollected EAs charged off by June 30th of each year. EAs collected during the second half of each year are recorded as prior-loss recoveries. TRS’s loss rate as of June 30, 2018 was 2.88% of total originations and it finished the year with an EA loss rate of 2.50% of total EAs originated during 2018.

The Company believes, based on information presently available, that it has adequately provided for TRS loan losses at March 31, 2019.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a Provision of $3.4 million during the first quarter of 2019 compared to a Provision of $2.9 million for the same period in 2018. The $477,000 increase in the Provision from period to period was primarily attributable to a higher quarterly Provision for RCS’s line-of-credit product partially offset by a decrease in Provision for its credit-card product, which RCS finalized the sale of in January 2019. Provision expense for RCS’s line-of-credit product increased $1.2 million from the first quarter of 2018, as net charge-offs for the first quarter of 2019 increased $726,000, or 26%, over the first quarter of 2018.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 13.83% at March 31, 2019, 14.70% at December 31, 2018 and 19.35% at March 31, 2018. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at March 31, 2019.

Table 3 — RCS Provision by Product

	Three Months Ended Mar. 31,
(in thousands)	2019	2018	$ Change

Product:
Line of credit	$3,360	$2,199	$1,161
Credit card	—	712	(712)
Hospital receivables	23	(5)	28
Total	$3,383	$2,906	$477

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018

Allowance at beginning of period	$44,675	$42,769

Charge-offs:

Traditional Banking:
Residential real estate	(89)	(336)
Commercial & industrial	—	(108)
Home equity	(13)	—
Consumer	(510)	(502)
Total Traditional Banking	(612)	(946)
Warehouse lines of credit	—	—
Total Core Banking	(612)	(946)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	(3,705)
Other TRS loans	(17)	—
Republic Credit Solutions	(3,824)	(3,696)
Total Republic Processing Group	(3,841)	(7,401)
Total charge-offs	(4,453)	(8,347)

Recoveries:

Traditional Banking:
Residential real estate	38	42
Commercial real estate	2	125
Construction & land development	—	2
Commercial & industrial	2	31
Home equity	30	26
Consumer	176	179
Total Traditional Banking	248	405
Warehouse lines of credit	—	—
Total Core Banking	248	405

Republic Processing Group:
Tax Refund Solutions:
Other TRS loans	6	1
Republic Credit Solutions	254	258
Total Republic Processing Group	260	259

Total recoveries	508	664

Net loan charge-offs	(3,945)	(7,683)

Provision - Core Banking	414	960
Provision - RPG	16,817	16,295
Total Provision	17,231	17,255
Allowance at end of period	$57,961	$52,341

Credit Quality Ratios - Total Company:

Allowance to total loans	1.35%	1.29%
Allowance to nonperforming loans	373	325
Net loan charge-offs to average loans	0.37	0.75

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.75%	0.77%
Allowance to nonperforming loans	205	205
Net loan charge-offs to average loans	0.04	0.06

Noninterest Income

Total Company noninterest income decreased $128,000 during the first quarter of 2019 compared to the same period in 2018. The most significant components comprising the total Company’s noninterest income by reportable segment were as follows:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $106,000, or 2%, for the first quarter of 2019 compared to the same period in 2018. The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Service charges on deposit accounts decreased $254,000, or 7%, to $3.3 million for the first quarter of 2019 compared the same period in 2018. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended March 31, 2019 and 2018 was $2.0 million and $2.1 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended March 31, 2019 and 2018 were $543,000 and $445,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $519,000, or 51%, during the first quarter of 2019 compared to the same period in 2018,  which resulted from a $12 million increase in secondary market loans originated for the period combined with a $15 million increase in the Bank’s pipeline of secondary market loans-in-process from March 31, 2018 to March 31, 2019.  Over the previous 12 months, the Bank has continued to increase its staffing and resources to the mortgage origination function.  The Bank’s continued investments in these resources, combined with a meaningful period-to-period decline in home-mortgage interest rates, contributed to the increased quarter-over-quarter mortgage activity.

Tax Refund Solutions segment

TRS’s noninterest income decreased $144,000, or 1%, during the first quarter of 2019 compared to the same period in 2018. The following drove this decrease:

•

TRS recorded a $1.0 million nonrefundable capital commitment fee during the first quarter of 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered through the Bank to the third party’s customers.

•

Net RT revenue increased $748,000, or 5%, compared to the first quarter of 2018. A nominal increase in RT pricing and a shift in the RT mix among the various Tax Providers primarily drove the rise in net RT revenues.

Republic Credit Solutions segment

RCS’s noninterest income decreased $401,000, or 21%, during the first quarter of 2019 compared to the same period in 2018. As illustrated in Table 5 below, RCS program fees decreased $709,000, resulting primarily from a reduction in fees associated with RCS’s credit-card portfolio.

RCS settled the sale of its credit-card portfolio in January 2019 and recorded within “Other income” a non-recurring gain of $478,000 during the first quarter of 2019.  This one-time gain partially offset the reduction in program fees due to the sale of  RCS’s credit-card portfolio.

Table 5 — RCS Program Fees by Product

	Three Months Ended Mar. 31,
(in thousands)	2019	2018	$ Change

Product:
Line of credit	$927	$970	$(43)
Credit card	—	573	(573)
Hospital receivables	35	31	4
Installment loans*	(34)	63	(97)
Total	$928	$1,637	$(709)

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expenses

Total Company noninterest expenses increased $2.5 million, or 6%, during the first quarter of 2019 compared to the same period in 2018. The most significant components comprising the increase in noninterest expense by reportable segment were as follows:

Traditional Banking segment

Traditional Banking noninterest expenses increased $2.2 million, or 6%, for the first quarter of 2019 compared to the same period in 2018. The most significant categories driving the change in noninterest expense were as follows:

•

Salaries and employee benefits expense increased $1.4 million, or 7%.  Annual merit increases and the addition of 75 Traditional Bank FTE employees from March 31, 2018 to March 31, 2019 primarily drove the increase.

•	Occupancy expense increased $397,000, or 7%, primarily driven by increases in rent expense and support costs for the Traditional Bank’s technology and infrastructure.

Tax Refund Solutions segment

TRS’s noninterest expenses increased $589,000, or 9%, during the first quarter of 2019 compared to the same period in 2018 primarily due to $500,000 in contingent legal reserves recorded during the first quarter of 2019.

Republic Credit Solutions segment

RCS’s noninterest expense decreased $318,000, or 29%, during the first quarter of 2019 compared to the same period in 2018. A reduction of $300,000 in RCS’s data processing costs resulting from the sale of RCS’s credit-card portfolio primarily drove the overall decrease from period to period.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2019 AND December 31, 2018

Table 6 — Loan Portfolio Composition

(in thousands)	March 31, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$906,330	$907,005
Owner occupied - correspondent*	88,776	94,827
Nonowner occupied	251,876	242,846
Commercial real estate	1,277,201	1,248,940
Construction & land development	168,579	175,178
Commercial & industrial	456,707	430,355
Lease financing receivables	14,292	15,031
Home equity	323,695	332,548
Consumer:
Credit cards	18,073	19,095
Overdrafts	892	1,102
Automobile loans	65,960	63,475
Other consumer	51,276	46,642
Total Traditional Banking	3,623,657	3,577,044
Warehouse lines of credit*	558,787	468,695
Total Core Banking	4,182,444	4,045,739

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	22,700	—
Other TRS loans	570	13,744
Republic Credit Solutions	92,996	88,744
Total Republic Processing Group	116,266	102,488

Total loans**	4,298,710	4,148,227
Allowance for loan and lease losses	(57,961)	(44,675)

Total loans, net	$4,240,749	$4,103,552

*  Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $150 million, or 4%, during the first quarter of 2019 to $4.3 billion at March 31, 2019. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking loans increased $47 million, or 1%, during the first three months of 2019. Growth was primarily concentrated in commercial purpose loans, with the CRE and C&I portfolios experiencing growth of $28 million and $26 million.

Warehouse Lending segment

Outstanding Warehouse loans increased $90 million from December 31, 2018 to March 31, 2019. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 64% during the third quarter of 2015. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Allowance for Loan and Lease Losses

The Bank maintains an Allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance monthly and presents and discusses the analysis with the Audit Committee and the Board of Directors quarterly.

The Company’s Allowance increased $13 million, or 30%, from December 31, 2018 to $58 million at March 31, 2019, primarily driven by reserves for EAs and general growth in some Core Bank portfolios. As a percent of total loans, the total Company’s Allowance increased to 1.35% at March 31, 2019 compared to 1.08% at December 31, 2018. An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Traditional Banking Allowance remained at $30 million and the Allowance to total Traditional Bank loans decreased two basis points to 0.83% when comparing March 31, 2019 to December 31, 2018. As historical losses within the Traditional Banking segment have remained relatively stable and low for a sustained period of time, no material changes to its reserve percentages were required for the first quarter of 2019.

Warehouse Lending segment

The Warehouse Allowance remained at approximately $1 million and the Allowance to total Warehouse loans remained at 0.25% when comparing March 31, 2019 to December 31, 2018. As of March 31, 2019, Warehouse had not incurred any historical losses, and as a result, its Allowance was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2019.

Tax Refund Solutions segment

The TRS Allowance increased to $13 million at March 31, 2019 from $107,000 at December 31, 2018, driven primarily by estimated reserves for losses on TRS’s EA product. Due to the seasonal nature of the EA, estimated reserves are generally made during the first two months of the year when the product is offered, with losses charged against those reserves in the second quarter of each year. Based on the timing of EA reserves versus charge-offs, the Allowance for EAs to total remaining outstanding EAs is relatively substantial at the end of the first quarter, or 59% and 61% at March 31, 2019 and March 31, 2018. As previously disclosed, the Company provided an Allowance for probable losses equal to 3.44% of total originations during the first quarter of 2019 as compared to 3.09% during the first quarter of 2018 because a higher percentage of EAs remained outstanding at March 31, 2019 compared to March 31, 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

The RCS Allowance remained at $13 million from December 31, 2018 to March 31, 2019. RCS maintained an Allowance for two distinct credit products offered at March 31, 2019, including its line-of-credit product and its healthcare-receivables product. At March 31, 2019, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables product to as high as 46% for its line-of-credit product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI-Sub are considered “Classified.” Loans rated “Special Mention” or PCI-1 are considered Special Mention. The Bank’s Classified and Special Mention loans increased $1 million during the first three months of 2019.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 7 — Classified and Special Mention Loans

(in thousands)	March 31, 2019	December 31, 2018

Loss	$—	$—
Doubtful	—	—
Substandard	19,897	19,860
Purchased Credit Impaired - Substandard	1,439	1,559
Total Classified Loans	21,336	21,419

Special Mention	22,757	21,205
Purchased Credit Impaired - Group 1	1,095	1,121
Total Special Mention Loans	23,852	22,326

Total Classified and Special Mention Loans	$45,188	$43,745

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $8 million and $8 million at March 31, 2019 and December 31, 2018. Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans decreased to 0.36% at March 31, 2019 from 0.39% at December 31, 2018, as the total balance of nonperforming loans decreased by $1 million, or 4%, while total loans increased $150 million, or 4%, during the first three months of 2019.

Table 8 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	March 31, 2019	December 31, 2018

Loans on nonaccrual status*	$15,361	$15,993
Loans past due 90-days-or-more and still on accrual**	199	145
Total nonperforming loans	15,560	16,138
Other real estate owned	216	160
Total nonperforming assets	$15,776	$16,298

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.36%	0.39%
Nonperforming assets to total loans (including OREO)	0.37	0.39
Nonperforming assets to total assets	0.29	0.31

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.37%	0.40%
Nonperforming assets to total loans (including OREO)	0.37	0.40
Nonperforming assets to total assets	0.31	0.32

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 9 — Nonperforming Loan Composition

	March 31, 2019		December 31, 2018
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$9,742	1.07%	$10,800	1.19%
Owner occupied - correspondent	862	0.97	382	0.40
Nonowner occupied	467	0.19	669	0.28
Commercial real estate	1,970	0.15	2,318	0.19
Construction & land development	219	0.13	—	—
Commercial & industrial	666	0.15	630	0.15
Lease financing receivables	—	—	—	—
Home equity	1,356	0.42	1,095	0.33
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	61	0.09	75	0.12
Other consumer	22	0.04	37	0.08
Total Traditional Banking	15,365	0.42	16,006	0.45
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,365	0.37	16,006	0.40

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	3	0.53	4	0.03
Republic Credit Solutions	192	0.21	128	0.14
Total Republic Processing Group	195	0.17	132	0.13

Total nonperforming loans	$15,560	0.36%	$16,138	0.39%

Table 10 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	111	$4,806	8	$1,441	3	$3,495	122	$9,742
Owner occupied - correspondent	—	—	2	862	—	—	2	862
Nonowner occupied	2	37	1	430	—	—	3	467
Commercial real estate	6	210	2	657	1	1,103	9	1,970
Construction & land development	—	—	1	219	—	—	1	219
Commercial & industrial	2	130	2	536	—	—	4	666
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	17	404	4	952	—	—	21	1,356
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	4	61	—	—	—	—	4	61
Other consumer	11	22	—	—	—	—	11	22
Total Traditional Banking	153	5,670	20	5,097	4	4,598	177	15,365
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	153	5,670	20	5,097	4	4,598	177	15,365

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	7	3	—	—	—	—	7	3
Republic Credit Solutions	194	192	—	—	—	—	194	192
Total Republic Processing Group	201	195	—	—	—	—	201	195

Total	354	$5,865	20	$5,097	4	$4,598	378	$15,560

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	108	$4,859	11	$2,401	3	$3,540	122	$10,800
Owner occupied - correspondent	—	—	1	382	—	—	1	382
Nonowner occupied	4	169	—	—	1	500	5	669
Commercial real estate	5	201	1	397	2	1,720	8	2,318
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	59	2	571	—	—	4	630
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	19	417	4	678	—	—	23	1,095
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	5	75	—	—	—	—	5	75
Other consumer	14	37	—	—	—	—	14	37
Total Traditional Banking	157	5,817	19	4,429	6	5,760	182	16,006
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	157	5,817	19	4,429	6	5,760	182	16,006

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	6	4	—	—	—	—	6	4
Republic Credit Solutions	960	128	—	—	—	—	960	128
Total Republic Processing Group	966	132	—	—	—	—	966	132

Total	1,123	$5,949	19	$4,429	6	$5,760	1,148	$16,138

Table 11 — Rollforward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Nonperforming loans at the beginning of the period	$16,138	$15,074
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	1,508	2,602
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,376)	(1,569)
Principal balance paydowns of loans nonperforming at both period ends	(764)	(302)
Net change in principal balance of other loans nonperforming at both period ends*	54	323

Nonperforming loans at the end of the period	$15,560	$16,128

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 12 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Loans charged off	$(13)	$(10)
Loans transferred to OREO	(56)	(182)
Loans refinanced at other institutions	(1,236)	(1,144)
Loans returned to accrual status	(71)	(233)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,376)	$(1,569)

Based on the Bank’s review at March 31, 2019, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.80% at March 31, 2019, from 0.38% at December 31, 2018, primarily due to delinquent EAs as of March 31, 2019. All EAs not paid off during the second quarter will be charged off by June 30, 2019.

Core Bank delinquent loans to total Core Bank loans decreased to 0.18% at March 31, 2019 from 0.22% at December 31, 2018. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2019 and December 31, 2018 were on nonaccrual status.

Table 13 — Delinquent Loan Composition*

	March 31, 2019		December 31, 2018
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$5,011	0.55%	$5,525	0.61%
Owner occupied - correspondent	484	0.55	—	—
Nonowner occupied	460	0.18	1,008	0.42
Commercial real estate	417	0.03	1,099	0.09
Construction & land development	219	0.13	—	—
Commercial & industrial	169	0.04	25	0.01
Lease financing receivables	—	—	—	—
Home equity	628	0.19	784	0.24
Consumer:
Credit cards	72	0.40	129	0.68
Overdrafts	205	22.98	230	20.87
Automobile loans	35	0.05	28	0.04
Other consumer	27	0.05	47	0.10
Total Traditional Banking	7,727	0.21	8,875	0.25
Warehouse lines of credit	—	—	—	—
Total Core Banking	7,727	0.18	8,875	0.22

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	19,100	84.14	—	—
Other TRS loans	11	1.93	10	0.07
Republic Credit Solutions	7,349	7.90	7,077	7.97
Total Republic Processing Group	26,460	22.76	7,087	6.91

Total delinquent loans	$34,187	0.80%	$15,962	0.38%

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority.

Table 14 — Rollforward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Delinquent loans at the beginning of the period	$15,962	$14,101
Loans that became delinquent during the period - Easy Advances*	19,099	13,163
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,378	3,775
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,312)	(3,804)
Principal balance paydowns of loans delinquent at both period ends	(117)	(45)
Net change in principal balance of other loans delinquent at both period ends**	177	(1,357)
Delinquent loans at the end of period	$34,187	$25,833

*EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority.

**Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 15 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Loans charged off	$(13)	$(17)
Loans transferred to OREO	(56)	(182)
Loans refinanced at other institutions	(955)	(668)
Loans paid current	(2,288)	(2,937)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,312)	$(3,804)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $40 million at March 31, 2019 compared to $41 million at December 31, 2018, a decrease of $1 million during the first three months of 2019.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of March 31, 2019, the Bank had $31 million in TDRs, of which $8 million were also on nonaccrual status. As of December 31, 2018, the Bank had $33 million in TDRs, of which $8 million were also on nonaccrual status.

Table 16 — Impaired Loan Composition

(in thousands)	March 31, 2019	December 31, 2018

Troubled debt restructurings	$30,522	$32,863
Impaired loans (which are not TDRs)	9,479	8,572
Total recorded investment in impaired loans	$40,001	$41,435

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Table 17 — Deposit Composition

(in thousands)	March 31, 2019	December 31, 2018

Core Bank:
Demand	$956,269	$937,402
Money market accounts	750,796	717,954
Savings	194,279	187,868
Individual retirement accounts(1)	54,491	53,524
Time deposits, $250 and over(1)	92,177	84,104
Other certificates of deposit(1)	252,218	239,324
Reciprocal money market and time deposits(1)(2)	189,428	217,153
Brokered deposits(1)	9,996	9,394
Total Core Bank interest-bearing deposits	2,499,654	2,446,723
Total Core Bank noninterest-bearing deposits	1,004,151	971,422
Total Core Bank deposits	3,503,805	3,418,145

Republic Processing Group:
Money market accounts	90,181	5,453
Total RPG interest-bearing deposits	90,181	5,453

Brokered prepaid card deposits	35,610	4,350
Other noninterest-bearing deposits	144,720	28,197
Total RPG noninterest-bearing deposits	180,330	32,547
Total RPG deposits	270,511	38,000

Total deposits	$3,774,316	$3,456,145

(1)	Includes time deposits.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

Total Company deposits increased $318 million, or 9%, from December 31, 2018 to $3.8 billion at March 31, 2019. Total Company interest-bearing deposits increased $138 million, or 6%, while total Company noninterest-bearing deposits increased $181 million, or 18%.

Noninterest-bearing deposits at RPG increased $148 million from December 31, 2018 to $180 million at March 31, 2019, primarily driving the overall increase in Total Company noninterest-bearing deposits.  The substantial majority of these noninterest-bearing deposits at RPG were within the RT product, representing consumer tax refunds. Due to their short-term nature, substantially all of these deposits will exit the Company quickly during the second quarter of 2019.

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

SSUARs decreased approximately $10 million, or 5%, during the first three months of 2019. The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Federal Home Loan Bank Advances

Primarily due to the large influx of short-term, noninterest-bearing RT deposits at TRS, the Company experienced a $240 million decrease in its FHLB overnight advances from December 31, 2018 to March 31, 2019. The Bank held $270 million in overnight advances at a rate of 2.51% as of March 31, 2019, compared to $510 million in overnight advances at a rate of 2.45% at December 31, 2018. Management anticipates its usage of FHLB advances will increase during the second quarter as this short-term cash exits the Company.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 118% at March 31, 2019 and 120% at December 31, 2018. At March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents on-hand of $346 million and $351 million.  The Bank also had available borrowing capacity of $502 million and $254 million from the FHLB at March 31, 2019 and December 31, 2018.  In addition, the Bank’s liquidity resources included unencumbered securities of $267 million and $300 million as of March 31, 2019 and December 31, 2018 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2019 and December 31, 2018, these pledged investment securities had a fair value of $228 million and $241 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2019, the Bank had approximately $998 million in deposits from 165 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $477 million, or 13%, of the Company’s total deposit balances at March 31, 2019. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience, utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically during each quarter, has fallen short of its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors. As of March 31, 2019, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future. It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Total stockholders’ equity increased from $690 million at December 31, 2018 to $717 million at March 31, 2019. The increase in stockholders’ equity was primarily attributable to net income earned during 2019 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2019, RB&T could, without prior approval, declare dividends of approximately $107 million.

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

Banking regulators have categorized the Bank as well-capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer of 2.5% composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements.

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 12.91% at March 31, 2019 compared to 13.02% at December 31, 2018. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on April 1, 2019 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 18 — Capital Ratios

	As of March 31, 2019		As of December 31, 2018
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$795,278	17.03%	$757,727	16.80%
Republic Bank & Trust Company	691,961	14.84	654,258	14.52

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$697,317	14.94%	$673,052	14.92%
Republic Bank & Trust Company	634,000	13.60	609,583	13.53

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$737,317	15.79%	$713,052	15.81%
Republic Bank & Trust Company	634,000	13.60	609,583	13.53

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$737,317	13.51%	$713,052	14.11%
Republic Bank & Trust Company	634,000	11.57	609,583	12.06

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model. A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized its dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one-year time period. This dynamic model projects a “Base” case net interest income over the next 12 months and the effect on net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, the actual timing and magnitude of changes in loan and deposit balances, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of March 31, 2019, a dynamic simulation model was run for interest rate changes from “Down 200” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2019 and ending March 31, 2020 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes Traditional Bank loan fees.

Table 19 — Bank Interest Rate Sensitivity

	Change in Rates
	(200)	(100)	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at March 31, 2019	(6.9)%	(3.5)%	0.6%	(0.1)%	(1.0)%
% Change from base net interest income at December 31, 2018	NA	(2.9)%	0.9%	0.3%	(0.9)%

The Bank’s dynamic simulation model run for March 2019 projected a decrease in the Bank’s net interest income for the Down 200 and 100 scenarios as well as the Up 200 and 300 scenarios. The Up 100 scenario for March 2019 reflected an increase in net interest income, with this increase less favorable than the comparable Up 100 scenario at December 2018. March 2019 scenarios were overall less favorable than December 2018 primarily due to the further flattening and inverting of the yield curve since December 2018.

The Core Bank indexes many of its financial instruments to either the FFTR, Prime, or LIBOR. These market rates have trended higher since December 2015. While parallel increases in short-term and long-term interest rates and overall market rates are generally believed by management to be more favorable to the Core Bank’s net interest income and net interest margin in the near term, management believes stable interest rates or a parallel decrease in short-term and long-term interest will likely have a negative impact on the Bank’s net interest income and net interest margin.  Furthermore, under any interest rate scenario, if the Core Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model, it will likely have a negative impact to the Core Bank’s net interest income and net interest margin.  In addition, a continued flattening or inverting of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

For additional discussion regarding the Bank’s net interest income, see the section titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018).”

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

There were no changes in Republic’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Republic’s internal control over financial reporting. On January 1, 2019, Republic adopted Accounting Standards Codification 842, Leases. Republic implemented internal controls to enable the preparation of financial information as part of the adoption. There were no significant changes to Republic’s internal control over financial reporting due to the adoption of the new standard.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. There is no proceeding pending or threatened litigation, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2019 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—
February 1 - February 28	93	41.25	93
March 1 - March 31	8,288	45.00	8,288
Total	8,381	$44.96	8,381	195,520

The Company repurchased 8,381 shares during the first quarter of 2019. Additionally, there were no shares exchanged for stock option exercises during the first quarter of 2019. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2019, the Company had 195,520 shares that could be repurchased under its current share repurchase programs.

During the first quarter of 2019, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2019 and 2018, (iii) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 10, 2019	/s/ Steven E. Trager
	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 10, 2019	/s/ Kevin Sipes
	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer