Form 10-Q
period 2019-06-30
REPUBLIC BANCORP INC /KY/
filed 2019-08-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July  31,  2019, was 18,739,086 and 2,207,626.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition

ACH	Automated Clearing House	FASB	Financial Accounting Standards Board	PCI-1	PCI - Group 1
AFS	Available for Sale	FDIA	Federal Deposit Insurance Act	PCI-Sub	PCI - Substandard
Allowance	Allowance for Loan and Lease Losses	FDIC	Federal Deposit Insurance Corporation	Prime	The Wall Street Journal Prime Interest Rate
AOCI	Accumulated Other Comprehensive Income	FFTR	Federal Funds Target Rate	Provision	Provision for Loan and Lease Losses
APR	Annual Percentage Rate	FHLB	Federal Home Loan Bank	PSU	Performance Stock Unit
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation	R&D	Research and Development
ASU	Accounting Standards Update	FICO	Fair Isaac Corporation	RB&T / the Bank	Republic Bank & Trust Company
Basic EPS	Basic earnings per Class A Common Share	FNMA	Federal National Mortgage Association	RBCT	Republic Bancorp Capital Trust
BOLI	Bank Owned Life Insurance	FRB	Federal Reserve Bank	RCS	Republic Credit Solutions
BPO	Brokered Price Opinion	FTE	Full Time Equivalent	Republic / the Company	Republic Bancorp, Inc.
C&D	Construction and Development	GAAP	Generally Accepted Accounting Principles in the United States	ROA	Return on Average Assets
C&I	Commercial and Industrial	HELOC	Home Equity Line of Credit	ROE	Return on Average Equity
CECL	Current Expected Credit Loss	HTM	Held to Maturity	RPG	Republic Processing Group
CMO	Collateralized Mortgage Obligation	IRS	Internal Revenue Service	RPS	Republic Payment Solutions
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LIBOR	London Interbank Offered Rate	RT	Refund Transfer
CRA	Community Reinvestment Act	LPO	Loan Production Office	SEC	Securities and Exchange Commission
CRE	Commercial Real Estate	LTV	Loan to Value	SSUAR	Securities Sold Under Agreements to Repurchase
Diluted EPS	Diluted earnings per Class A Common Share	MBS	Mortgage Backed Securities	SVP	Senior Vice President
DTA	Deferred Tax Assets	MSRs	Mortgage Servicing Rights	TCJA	2017 Tax Cuts and Jobs Act
DTL	Deferred Tax Liabilities	NA	Not Applicable	TDR	Troubled Debt Restructuring
EA	Easy Advance	NM	Not Meaningful	The Captive	Republic Insurance Services, Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OCI	Other Comprehensive Income	TPS	Trust Preferred Securities
EFTA	Electronic Fund Transfers Act	OREO	Other Real Estate Owned	TRS	Tax Refund Solutions
ESPP	Employee Stock Purchase Plan	OTTI	Other than Temporary Impairment	TRUP	TPS Investment
EVP	Executive Vice President	PCI	Purchased Credit Impaired	Warehouse	Warehouse Lending

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	June 30,	December 31,
	2019	2018
ASSETS

Cash and cash equivalents	$473,779	$351,474
Available-for-sale debt securities	380,356	475,738
Held-to-maturity debt securities (fair value of $64,433 in 2019 and $64,858 in 2018)	63,902	65,227
Equity securities with readily determinable fair value	3,254	2,806
Mortgage loans held for sale, at fair value	13,883	8,971
Reverse mortgage loans held for sale, at the lower of cost or fair value	12,457	—
Consumer loans held for sale, at the lower of cost or fair value	37,609	12,838
Loans held for sale in connection with sale of banking centers, at the lower of cost or fair value	111,745	—
Loans (loans carried at fair value of $1,369 in 2019 and $1,922 in 2018)	4,410,669	4,148,227
Allowance for loan and lease losses	(45,983)	(44,675)
Loans, net	4,364,686	4,103,552
Federal Home Loan Bank stock, at cost	32,242	32,067
Premises and equipment, net	42,647	43,126
Premises, held for sale	1,552	1,694
Right-of-use assets	37,450	—
Goodwill	16,300	16,300
Other real estate owned	1,095	160
Bank owned life insurance	65,642	64,883
Other assets and accrued interest receivable	64,535	61,568

TOTAL ASSETS	$5,723,134	$5,240,404

LIABILITIES

Deposits:
Noninterest-bearing	$1,003,793	$1,003,969
Interest-bearing	2,557,127	2,452,176
Deposits held for assumption in connection with sale of banking centers	152,954	—
Total deposits	3,713,874	3,456,145

Securities sold under agreements to repurchase and other short-term borrowings	226,002	182,990
Operating lease liabilities	38,852	—
Federal Home Loan Bank advances	915,000	810,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	56,738	60,095

Total liabilities	4,991,706	4,550,470

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,907	4,900
Additional paid in capital	141,525	141,018
Retained earnings	581,734	545,013
Accumulated other comprehensive income (loss)	3,262	(997)

Total stockholders’ equity	731,428	689,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,723,134	$5,240,404

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME:

Loans, including fees	$60,211	$53,944	$137,039	$123,571
Taxable investment securities	3,284	2,708	6,875	5,342
Federal Home Loan Bank stock and other	2,169	1,704	4,383	3,276
Total interest income	65,664	58,356	148,297	132,189

INTEREST EXPENSE:

Deposits	6,903	3,934	13,651	7,294
Securities sold under agreements to repurchase and other short-term borrowings	330	222	751	435
Federal Home Loan Bank advances	4,062	2,723	6,792	4,997
Subordinated note	423	393	858	714
Total interest expense	11,718	7,272	22,052	13,440

NET INTEREST INCOME	53,946	51,084	126,245	118,749

Provision for loan and lease losses	4,460	4,932	21,691	22,187

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	49,486	46,152	104,554	96,562

NONINTEREST INCOME:

Service charges on deposit accounts	3,598	3,574	6,901	7,129
Net refund transfer fees	3,629	3,473	20,729	19,825
Mortgage banking income	2,416	1,316	3,955	2,336
Interchange fee income	3,257	2,891	6,014	5,558
Program fees	1,037	1,323	2,111	3,019
Increase in cash surrender value of bank owned life insurance	377	379	759	750
Net gains on other real estate owned	90	320	220	452
Other	721	1,020	1,853	2,772
Total noninterest income	15,125	14,296	42,542	41,841

NONINTEREST EXPENSE:

Salaries and employee benefits	25,286	22,766	50,362	46,600
Occupancy and equipment, net	6,472	6,391	13,056	12,612
Communication and transportation	1,071	1,241	2,232	2,623
Marketing and development	1,278	1,283	2,380	2,199
FDIC insurance expense	295	345	743	870
Bank franchise tax expense	935	860	3,431	3,378
Data processing	2,217	2,443	4,313	4,829
Interchange related expense	1,302	1,098	2,617	2,105
Supplies	582	303	1,066	684
Other real estate owned and other repossession expense	148	16	194	61
Legal and professional fees	844	728	1,730	1,771
Other	2,998	3,158	6,813	5,945
Total noninterest expense	43,428	40,632	88,937	83,677

INCOME BEFORE INCOME TAX EXPENSE	21,183	19,816	58,159	54,726
INCOME TAX EXPENSE	3,176	4,150	10,636	11,591

NET INCOME	$18,007	$15,666	$47,523	$43,135

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.86	$0.75	$2.29	$2.08
Class B Common Stock	0.79	0.68	2.08	1.89

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.86	$0.74	$2.28	$2.06
Class B Common Stock	0.78	0.68	2.07	1.88

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$18,007	$15,666	$47,523	$43,135

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(146)	77	(215)	276
Reclassification amount for net derivative losses realized in income	(13)	9	(32)	35
Change in unrealized (loss) gain on AFS debt securities	2,014	(546)	5,673	(2,663)
Adjustment for adoption of ASU 2016-01	—	—	—	(428)
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(1)	(15)	(34)	(17)
Total other comprehensive income (loss) before income tax	1,854	(475)	5,392	(2,797)
Tax effect	(389)	99	(1,133)	588
Total other comprehensive income (loss), net of tax	1,465	(376)	4,259	(2,209)

COMPREHENSIVE INCOME	$19,472	$15,290	$51,782	$40,926

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2019	18,698	2,213	$4,899	$141,206	$569,189	$1,797	$717,091

Net income	—	—	—	—	18,007	—	18,007
Net change in accumulated other comprehensive income	—	—	—	—	—	1,465	1,465
Dividends declared on Common Stock:
Class A Shares ($0.264 per share)	—	—	—	—	(4,932)	—	(4,932)
Class B Shares ($0.240 per share)	—	—	—	—	(530)	—	(530)
Stock options exercised, net of shares redeemed	34	—	8	(110)	—	—	(102)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(158)	—	—	(158)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	41	—	—	41
Designated key employees	—	—	—	58	—	—	58
Employee stock purchase plan - Class A Common Stock	2	—	—	114	—	—	114
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	1	—	—	295	—	—	295
Stock options	—	—	—	79	—	—	79

Balance, June 30, 2019	18,740	2,208	$4,907	$141,525	$581,734	$3,262	$731,428

	Three Months Ended June 30, 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, April 1, 2018	18,645	2,243	$4,902	$139,646	$510,123	$(1,417)	$653,254

Net income	—	—	—	—	15,666	—	15,666
Net change in accumulated other comprehensive income	—	—	—	—	—	(376)	(376)
Dividends declared Common Stock:
Class A Shares ($0.242 per share)	—	—	—	—	(4,518)	—	(4,518)
Class B Shares ($0.220 per share)	—	—	—	—	(487)	—	(487)
Stock options exercised, net of shares redeemed	2	—	—	48	—	—	48
Conversion of Class B to Class A Common Shares	28	(28)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	36	—	—	36
Deferred director compensation expense - Class A Common Stock	2	—	1	47	—	—	48
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	27	—	—	27
Restricted stock	—	—	—	254	—	—	254
Stock options	—	—	—	56	—	—	56

Balance, June 30, 2018	18,677	2,215	$4,903	$140,114	$520,784	$(1,793)	$664,008

See accompanying footnotes to consolidated financial statements.

	Six Months Ended June 30, 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2019	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	47,523	—	47,523
Net change in accumulated other comprehensive income	—	—	—	—	—	4,259	4,259
Dividends declared on Common Stock:
Class A Shares ($0.528 per share)	—	—	—	—	(9,865)	—	(9,865)
Class B Shares ($0.480 per share)	—	—	—	—	(1,061)	—	(1,061)
Stock options exercised, net of shares redeemed	34	—	8	(110)	—	—	(102)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(8)	—	(1)	(376)	(2)	—	(379)
Net change in notes receivable on Class A Common Stock	—	—	—	(192)	—	—	(192)
Deferred compensation - Class A Common Stock:
Directors	5	—	—	106	—	—	106
Designated key employees	—	—	—	226	—	—	226
Employee stock purchase plan - Class A Common Stock	5	—	—	235	—	—	235
Stock-based awards - Class A Common Stock:
Performance stock units	23	—	—	(57)	—	—	(57)
Restricted stock	1	—	—	475	—	—	475
Stock options	—	—	—	200	—	—	200

Balance, June 30, 2019	18,740	2,208	$4,907	$141,525	$581,734	$3,262	$731,428

	Six Months Ended June 30, 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2018	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)
Net income	—	—	—	—	43,135	—	43,135
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,871)	(1,871)
Dividends declared Common Stock:
Class A Shares ($0.484 per share)	—	—	—	—	(9,035)	—	(9,035)
Class B Shares ($0.440 per share)	—	—	—	—	(981)	—	(981)
Stock options exercised, net of shares redeemed	2	—	—	48	—	—	48
Conversion of Class B to Class A Common Shares	28	(28)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	69	—	—	69
Deferred director compensation expense - Class A Common Stock	5	—	1	102	—	—	103
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	53	—	—	53
Restricted stock	35	—	—	318	—	—	318
Stock options	—	—	—	118	—	—	118

Balance, June 30, 2018	18,677	2,215	$4,903	$140,114	$520,784	$(1,793)	$664,008

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$47,523	$43,135
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	(21)	(231)
Net accretion on loans and amortization of core deposit intangible and operating lease components	(1,833)	(1,863)
Unrealized (gains) losses on equity securities with readily determinable fair value	(448)	135
Depreciation of premises and equipment	4,572	4,998
Amortization of mortgage servicing rights	733	731
Provision for loan and lease losses	21,691	22,187
Net gain on sale of mortgage loans held for sale	(3,478)	(1,862)
Origination of mortgage loans held for sale	(122,696)	(84,124)
Proceeds from sale of mortgage loans held for sale	121,262	79,094
Net gain on sale of consumer loans held for sale	(2,618)	(2,836)
Origination of consumer loans held for sale	(346,413)	(373,409)
Proceeds from sale of consumer loans held for sale	324,260	371,552
Net gain realized on sale of other real estate owned	(220)	(452)
Impairment of premises held for sale	132	230
Deferred compensation expense - Class A Common Stock	332	103
Stock-based awards expense - Class A Common Stock	618	489
Increase in cash surrender value of bank owned life insurance	(759)	(750)
Net change in other assets and liabilities:
Accrued interest receivable	(774)	(476)
Accrued interest payable	491	(30)
Other assets	581	2,778
Other liabilities	(7,775)	3,574
Net cash provided by operating activities	35,160	62,973

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	—	(99,026)
Purchases of held-to-maturity debt securities	—	(4,934)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	101,051	204,811
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	1,315	2,400
Net change in outstanding warehouse lines of credit	(269,099)	(108,269)
Net change in other loans	(137,490)	(89,503)
Proceeds from redemption of Federal Home Loan Bank stock	2,102	—
Purchase of Federal Home Loan Bank stock	(2,277)	—
Proceeds from sales of other real estate owned	580	751
Net purchases of premises and equipment	(4,083)	(6,108)
Net cash used in investing activities	(307,901)	(99,878)

FINANCING ACTIVITIES:
Net change in deposits	257,729	40,211
Net change in securities sold under agreements to repurchase and other short-term borrowings	43,012	(28,730)
Payments of Federal Home Loan Bank advances	(565,000)	(377,500)
Proceeds from Federal Home Loan Bank advances	670,000	500,000
Repurchase of Class A Common Stock	(379)	—
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	235	48
Net proceeds from Class A Common Stock options exercised	(102)	—
Cash dividends paid	(10,449)	(9,519)
Net cash provided by (used in) financing activities	395,046	124,510

NET CHANGE IN CASH AND CASH EQUIVALENTS	122,305	87,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	351,474	299,351
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$473,779	$386,956

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$21,561	$13,470
Income taxes	6,726	8,177

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$1,295	$184
Transfers from loans held for sale to held for investment	—	2,237
Transfers from loans held for investment to held for sale	124,202	—
Unfunded commitments in low-income-housing investments	—	9,033
Right-of-use assets recorded upon adoption of ASU 2016-02	40,202	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2019 and 2018 AND DECEMBER 31, 2018 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2018.

As of June 30, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2019, Republic had 45 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1*

•Frankfort — 1*

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2*

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 8**

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3**

* The Company agreed to sell banking center(s) in July 2019. See Note 18 in this section of the filing for additional information.

** Includes an LPO

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

EA features modified from 2018 to 2019:

•

During 2019, the taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250.  This compares to a maximum loan amount of $3,500 during 2018; and

•

During 2018, EA fees were charged only to the Tax Providers.  In 2019, the fee charged to the Tax Providers was lowered; and a direct fee to the taxpayer was charged.  The APR to the taxpayer for his or her portion of the total fee equated to less than 36% for all offering tiers.

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

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale of RCS loans are reported as noninterest income under “Program fees.”

Accounting Standards Updates Issued

The following ASUs were issued prior to June 30, 2019 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be re-disclosed below.

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

2019-04	Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement.	Based on areas amended.	Based on areas amended.	Immaterial

2019-05	Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief	This ASU provides the fair value option for certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses.	January 1, 2020	Modified-retrospective approach.	The Company has this ASU under consideration.

Accounting Standards Updates Adopted

The following ASUs were adopted by the Company during the six months ended June 30, 2019:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-02	Leases (Topic 842)

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

2017-12	Derivatives and Hedging (Topic 815)	The amendments in this ASU make certain targeted improvements to simplify the application of hedge accounting.	January 1, 2019	Prospectively.	Immaterial

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The gross amortized cost and fair value of AFS debt securities and the related gross unrealized gains and losses recognized in AOCI were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$139,608	$20	$(293)	$139,335
Private label mortgage backed security	2,285	1,330	—	3,615
Mortgage backed securities - residential	151,504	2,911	(223)	154,192
Collateralized mortgage obligations	69,143	375	(139)	69,379
Corporate bonds	10,000	—	(165)	9,835
Trust preferred security	3,554	446	—	4,000
Total available-for-sale debt securities	$376,094	$5,082	$(820)	$380,356

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$218,502	$25	$(1,654)	$216,873
Private label mortgage backed security	2,348	1,364	—	3,712
Mortgage backed securities - residential	168,992	1,470	(1,253)	169,209
Collateralized mortgage obligations	73,740	222	(1,151)	72,811
Corporate bonds	10,000	—	(942)	9,058
Trust preferred security	3,533	542	—	4,075
Total available-for-sale debt securities	$477,115	$3,623	$(5,000)	$475,738

Held-to-Maturity Debt Securities

The carrying value, gross unrecognized gains and losses, and fair value of HTM debt securities were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2019 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$129	$8	$—	$137
Collateralized mortgage obligations	18,232	116	(17)	18,331
Corporate bonds	45,079	441	(17)	45,503
Obligations of state and political subdivisions	462	—	—	462
Total held-to-maturity debt securities	$63,902	$565	$(34)	$64,433

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$132	$8	$—	$140
Collateralized mortgage obligations	19,544	178	(46)	19,676
Corporate bonds	45,088	16	(514)	44,590
Obligations of state and political subdivisions	463	—	(11)	452
Total held-to-maturity debt securities	$65,227	$202	$(571)	$64,858

Sales of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2019 and 2018, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2019 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
June 30, 2019 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$77,383	$77,167	$5,075	$5,103
Due from one year to five years	72,225	72,003	35,522	35,935
Due from five years to ten years	—	—	4,944	4,927
Due beyond ten years	3,554	4,000	—	—
Private label mortgage backed security	2,285	3,615	—	—
Mortgage backed securities - residential	151,504	154,192	129	137
Collateralized mortgage obligations	69,143	69,379	18,232	18,331
Total debt securities	$376,094	$380,356	$63,902	$64,433

Unrealized-Loss Analysis on Debt Securities

Debt securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$—	$107,091	$(293)	$107,091	$(293)
Mortgage backed securities - residential	—	—	39,033	(223)	39,033	(223)
Collateralized mortgage obligations	4,189	(5)	20,687	(134)	24,876	(139)
Corporate bonds	—	—	9,835	(165)	9,835	(165)
Total available-for-sale debt securities	$4,189	$(5)	$176,646	$(815)	$180,835	$(820)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$71,627	$(598)	$106,136	$(1,056)	$177,763	$(1,654)
Mortgage backed securities - residential	43,691	(484)	32,003	(769)	75,694	(1,253)
Collateralized mortgage obligations	16,487	(473)	31,071	(678)	47,558	(1,151)
Corporate bonds	9,058	(942)	—	—	9,058	(942)
Total available-for-sale debt securities	$140,863	$(2,497)	$169,210	$(2,503)	$310,073	$(5,000)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,213	$(17)	$5,213	$(17)
Corporate bonds	4,927	(17)	—	—	4,927	(17)
Total held-to-maturity debt securities:	$4,927	$(17)	$5,213	$(17)	$10,140	$(34)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,539	$(46)	$5,539	$(46)
Corporate bonds	39,499	(514)	—	—	39,499	(514)
Obligations of state and political subdivisions	105	(1)	347	(10)	452	(11)
Total held-to-maturity debt securities:	$39,604	$(515)	$5,886	$(56)	$45,490	$(571)

At June 30, 2019, the Bank’s security portfolio consisted of 168 securities, 37 of which were in an unrealized loss position.

At December 31, 2018, the Bank’s security portfolio consisted of 182 securities, 65 of which were in an unrealized loss position.

At June 30, 2019 and December 31, 2018, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Corporate Bonds

From 2013 to 2018, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10% and 10% of the Bank’s investment portfolio as of June 30, 2019 and December 31, 2018. During 2018, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of June 30, 2019, this bond reflected an unrealized loss of $165,000. The Bank does not intend to sell this bond, and it is likely that it will not be required to sell this bond before the bond’s anticipated recovery, therefore, management does not consider this bond to have OTTI.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At June 30, 2019, with the exception of the $3.6 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. At June 30, 2019 and December 31, 2018, there were gross unrealized losses of $362,000 and $2.4 million related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

The Bank owns one private label mortgage backed security with a total carrying value of $3.6 million at June 30, 2019. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2019	December 31, 2018

Carrying amount	$274,545	$240,590
Fair value	274,652	240,700

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$787	$—	$787
Community Reinvestment Act mutual fund	2,500	—	(33)	2,467
Total equity securities with readily determinable fair values	$2,500	$787	$(33)	$3,254

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,500	—	(104)	2,396
Total equity securities with readily determinable fair values	$2,500	$410	$(104)	$2,806

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$126	$126	$—	$60	$60
Community Reinvestment Act mutual fund	—	33	33	—	(14)	(14)
Total equity securities with readily determinable fair value	$—	$159	$159	$—	$46	$46

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$378	$378	$—	$(84)	$(84)
Community Reinvestment Act mutual fund	—	70	70	—	(51)	(51)
Total equity securities with readily determinable fair value	$—	$448	$448	$—	$(135)	$(135)

3. LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans. Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Mortgage Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment. Additionally, as described below, the Company took possession of a portfolio of reverse mortgages during the second quarter of 2019 and sold this portfolio in July 2019.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 11 “Mortgage Banking Activities” of this section of the filing.

Reverse Mortgage Loans Held for Sale, at the Lower of Cost or Fair Value

During the second quarter of 2019, the Company reached an agreement with one of its Warehouse clients to take possession of certain first lien, residential reverse mortgage loans as payment for the approximate $12 million outstanding on the client’s Warehouse facility with the Bank. The Bank took possession of these loans as payment on the Warehouse facility after the client informed the Bank of its intent to close its business operations. These loans were sold by the Company in July 2019 at a loss of approximately $200,000.

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

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$12,864	$7,380	$12,838	$8,551
Origination of consumer loans held for sale	200,327	198,903	346,413	356,424
Proceeds from the sale of consumer loans held for sale	(176,759)	(194,263)	(324,260)	(354,529)
Net gain on sale of consumer loans held for sale	1,177	1,664	2,618	3,238
Balance, end of period	$37,609	$13,684	$37,609	$13,684

Loans Held for Sale in Connection with Sale of Banking Centers, at the Lower of Cost or Fair Value

See additional detail regarding loans held for sale in connection with Sale of Banking Centers under Footnote 18 “Subsequent Event” in this section of the filing.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$907,826	$907,005
Owner occupied - correspondent*	78,943	94,827
Nonowner occupied	259,166	242,846
Commercial real estate	1,253,868	1,248,940
Construction & land development	190,984	175,178
Commercial & industrial	447,295	430,355
Lease financing receivables	17,271	15,031
Home equity	296,834	332,548
Consumer:
Credit cards	17,429	19,095
Overdrafts	894	1,102
Automobile loans	63,553	63,475
Other consumer	53,768	46,642
Total Traditional Banking	3,587,831	3,577,044
Warehouse lines of credit*	725,337	468,695
Total Core Banking	4,313,168	4,045,739

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	711	13,744
Republic Credit Solutions	96,790	88,744
Total Republic Processing Group	97,501	102,488

Total loans**	4,410,669	4,148,227
Allowance for loan and lease losses	(45,983)	(44,675)

Total loans, net	$4,364,686	$4,103,552

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	June 30, 2019	December 31, 2018

Contractually receivable	$4,409,882	$4,147,249
Unearned income(1)	(1,287)	(1,038)
Unamortized premiums(2)	487	588
Unaccreted discounts(3)	(3,064)	(3,400)
Net unamortized deferred origination fees and costs(4)	4,651	4,828
Carrying value of loans	$4,410,669	$4,148,227

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased Credit-Impaired Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans:

(in thousands)	June 30, 2019	December 31, 2018

Contractually required principal	$3,882	$4,251
Non-accretable amount	(1,379)	(1,521)
Accretable amount	(50)	(50)
Carrying value of loans	$2,453	$2,680

The following table presents a rollforward of the accretable amount on all PCI loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$(50)	$(140)	$(50)	$(140)
Transfers between non-accretable and accretable*	(26)	(241)	(142)	(241)
Net accretion into interest income on loans, including loan fees	26	281	142	281
Balance, end of period	$(50)	$(100)	$(50)	$(100)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

The following tables include loans by risk category based on the Bank’s internal analyses. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

June 30, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$13,234	$11,043	$—	$165	$1,378	$25,820
Owner occupied - correspondent	—	—	848	—	—	—	848
Nonowner occupied	—	491	1,310	—	—	—	1,801
Commercial real estate	1,246,137	3,632	3,226	—	873	—	1,253,868
Construction & land development	188,719	2,205	60	—	—	—	190,984
Commercial & industrial	440,956	1,264	5,051	—	24	—	447,295
Lease financing receivables	17,271	—	—	—	—	—	17,271
Home equity	—	—	2,333	—	3	7	2,343
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	80	—	—	—	80
Other consumer	—	—	386	—	—	3	389
Total Traditional Banking	1,893,083	20,826	24,337	—	1,065	1,388	1,940,699
Warehouse lines of credit	725,337	—	—	—	—	—	725,337
Total Core Banking	2,618,420	20,826	24,337	—	1,065	1,388	2,666,036

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	13	—	—	—	13
Republic Credit Solutions	—	—	108	—	—	—	108
Total Republic Processing Group	—	—	121	—	—	—	121

Total rated loans	$2,618,420	$20,826	$24,458	$—	$1,065	$1,388	$2,666,157

December 31, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$14,536	$11,690	$—	$170	$1,476	$27,872
Owner occupied - correspondent	—	—	382	—	—	—	382
Nonowner occupied	—	575	1,889	—	—	—	2,464
Commercial real estate	1,239,576	5,281	3,162	—	921	—	1,248,940
Construction & land development	175,113	—	65	—	—	—	175,178
Commercial & industrial	428,897	813	620	—	25	—	430,355
Lease financing receivables	15,031	—	—	—	—	—	15,031
Home equity	—	—	1,361	—	5	81	1,447
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	91	—	—	—	91
Other consumer	—	—	462	—	—	2	464
Total Traditional Banking	1,858,617	21,205	19,722	—	1,121	1,559	1,902,224
Warehouse lines of credit	468,695	—	—	—	—	—	468,695
Total Core Banking	2,327,312	21,205	19,722	—	1,121	1,559	2,370,919

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	138	—	—	—	138
Total Republic Processing Group	—	—	138	—	—	—	138

Total rated loans	$2,327,312	$21,205	$19,860	$—	$1,121	$1,559	$2,371,057

*The above tables exclude all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

The following table presents the activity in the Allowance by portfolio class:

	Allowance Rollforward
	Three Months Ended June 30,
	2019					2018
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$5,579	$(417)	$(367)	$221	$5,016	$5,988	$(116)	$(15)	$178	$6,035
Owner occupied - correspondent	222	(25)	—	—	197	278	(15)	—	—	263
Nonowner occupied	1,720	48	(1)	8	1,775	1,461	93	(7)	5	1,552
Commercial real estate	10,235	329	—	2	10,566	9,460	352	—	3	9,815
Construction & land development	2,443	467	—	—	2,910	2,720	80	—	25	2,825
Commercial & industrial	3,235	983	—	3	4,221	2,247	84	(17)	4	2,318
Lease financing receivables	150	31	—	—	181	165	(5)	—	—	160
Home equity	3,337	(221)	—	8	3,124	3,669	(180)	(34)	203	3,658
Consumer:
Credit cards	1,079	14	(76)	11	1,028	756	124	(95)	20	805
Overdrafts	892	250	(299)	51	894	791	296	(270)	61	878
Automobile loans	768	(61)	—	1	708	706	(39)	(4)	1	664
Other consumer	512	29	(48)	56	549	990	(151)	(136)	73	776
Total Traditional Banking	30,172	1,427	(791)	361	31,169	29,231	523	(578)	573	29,749
Warehouse lines of credit	1,397	417	—	—	1,814	1,335	250	—	—	1,585
Total Core Banking	31,569	1,844	(791)	361	32,983	30,566	773	(578)	573	31,334

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	13,381	39	(13,425)	5	—	9,572	(881)	(8,773)	82	—
Other TRS loans	149	353	(264)	(6)	232	125	(7)	(55)	4	67
Republic Credit Solutions	12,862	2,224	(2,683)	365	12,768	12,078	5,047	(3,769)	290	13,646
Total Republic Processing Group	26,392	2,616	(16,372)	364	13,000	21,775	4,159	(12,597)	376	13,713

Total	$57,961	$4,460	$(17,163)	$725	$45,983	$52,341	$4,932	$(13,175)	$949	$45,047

	Allowance Rollforward
	Six Months Ended June 30,
	2019					2018
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$5,798	$(657)	$(384)	$259	$5,016	$6,182	$(307)	$(39)	$199	$6,035
Owner occupied - correspondent	237	(40)	—	—	197	292	(29)	—	—	263
Nonowner occupied	1,662	178	(73)	8	1,775	1,396	449	(319)	26	1,552
Commercial real estate	10,030	532	—	4	10,566	9,043	644	—	128	9,815
Construction & land development	2,555	355	—	—	2,910	2,364	434	—	27	2,825
Commercial & industrial	2,873	1,343	—	5	4,221	2,198	210	(125)	35	2,318
Lease financing receivables	158	23	—	—	181	174	(14)	—	—	160
Home equity	3,477	(378)	(13)	38	3,124	3,754	(291)	(34)	229	3,658
Consumer:
Credit cards	1,140	79	(226)	35	1,028	607	359	(188)	27	805
Overdrafts	1,102	269	(593)	116	894	974	313	(559)	150	878
Automobile loans	724	(23)	—	7	708	687	(20)	(4)	1	664
Other consumer	591	(65)	(114)	137	549	1,162	(286)	(256)	156	776
Total Traditional Banking	30,347	1,616	(1,403)	609	31,169	28,833	1,462	(1,524)	978	29,749
Warehouse lines of credit	1,172	642	—	—	1,814	1,314	271	—	—	1,585
Total Core Banking	31,519	2,258	(1,403)	609	32,983	30,147	1,733	(1,524)	978	31,334

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	13,420	(13,425)	5	—	—	12,396	(12,478)	82	—
Other TRS loans	107	406	(281)	—	232	12	105	(55)	5	67
Republic Credit Solutions	13,049	5,607	(6,507)	619	12,768	12,610	7,953	(7,465)	548	13,646
Total Republic Processing Group	13,156	19,433	(20,213)	624	13,000	12,622	20,454	(19,998)	635	13,713

Total	$44,675	$21,691	$(21,616)	$1,233	$45,983	$42,769	$22,187	$(21,522)	$1,613	$45,047

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Loans on nonaccrual status*	$19,238	$15,993
Loans past due 90-days-or-more and still on accrual**	166	145
Total nonperforming loans	19,404	16,138
Other real estate owned	1,095	160
Total nonperforming assets	$20,499	$16,298

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.44%	0.39%
Nonperforming assets to total loans (including OREO)	0.46	0.39
Nonperforming assets to total assets	0.36	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.45%	0.40%
Nonperforming assets to total loans (including OREO)	0.47	0.40
Nonperforming assets to total assets	0.37	0.32

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$8,879	$10,800	$—	$—
Owner occupied - correspondent	848	382	—	—
Nonowner occupied	461	669	—	—
Commercial real estate	2,361	2,318	—	—
Construction & land development	134	—	—	—
Commercial & industrial	5,046	630	—	—
Lease financing receivables	—	—	—	—
Home equity	1,444	1,095	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	47	75	—	—
Other consumer	18	24	—	13
Total Traditional Banking	19,238	15,993	—	13
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,238	15,993	—	13

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	13	4
Republic Credit Solutions	—	—	153	128
Total Republic Processing Group	—	—	166	132

Total	$19,238	$15,993	$166	$145

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2019	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,252	$962	$1,844	$4,058	$903,768	$907,826
Owner occupied - correspondent	—	—	—	—	78,943	78,943
Nonowner occupied	240	—	431	671	258,495	259,166
Commercial real estate	—	597	301	898	1,252,970	1,253,868
Construction & land development	412	128	—	540	190,444	190,984
Commercial & industrial	507	4,426	—	4,933	442,362	447,295
Lease financing receivables	—	—	—	—	17,271	17,271
Home equity	216	498	264	978	295,856	296,834
Consumer:
Credit cards	76	14	—	90	17,339	17,429
Overdrafts	272	6	—	278	616	894
Automobile loans	39	25	—	64	63,489	63,553
Other consumer	7	7	—	14	53,754	53,768
Total Traditional Banking	3,021	6,663	2,840	12,524	3,575,307	3,587,831
Warehouse lines of credit	—	—	—	—	725,337	725,337
Total Core Banking	3,021	6,663	2,840	12,524	4,300,644	4,313,168

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	38	24	13	75	636	711
Republic Credit Solutions	5,322	1,252	153	6,727	90,063	96,790
Total Republic Processing Group	5,360	1,276	166	6,802	90,699	97,501

Total	$8,381	$7,939	$3,006	$19,326	$4,391,343	$4,410,669
Delinquency ratio***	0.19%	0.18%	0.07%	0.44%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2018	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,137	$748	$3,640	$5,525	$901,480	$907,005
Owner occupied - correspondent	—	—	—	—	94,827	94,827
Nonowner occupied	349	—	659	1,008	241,838	242,846
Commercial real estate	511	—	588	1,099	1,247,841	1,248,940
Construction & land development	—	—	—	—	175,178	175,178
Commercial & industrial	—	—	25	25	430,330	430,355
Lease financing receivables	—	—	—	—	15,031	15,031
Home equity	558	—	226	784	331,764	332,548
Consumer:
Credit cards	82	46	1	129	18,966	19,095
Overdrafts	223	5	2	230	872	1,102
Automobile loans	—	28	—	28	63,447	63,475
Other consumer	27	7	13	47	46,595	46,642
Total Traditional Banking	2,887	834	5,154	8,875	3,568,169	3,577,044
Warehouse lines of credit	—	—	—	—	468,695	468,695
Total Core Banking	2,887	834	5,154	8,875	4,036,864	4,045,739

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	2	4	4	10	13,734	13,744
Republic Credit Solutions	5,734	1,215	128	7,077	81,667	88,744
Total Republic Processing Group	5,736	1,219	132	7,087	95,401	102,488

Total	$8,623	$2,053	$5,286	$15,962	$4,132,265	$4,148,227
Delinquency ratio***	0.21%	0.05%	0.13%	0.38%

*All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2019	December 31, 2018

Loans with no allocated Allowance	$20,733	$19,555
Loans with allocated Allowance	21,947	21,880
Total recorded investment in impaired loans	$42,680	$41,435

Amount of the allocated Allowance	$3,768	$3,764

Approximately $2 million and $3 million of impaired loans at June 30, 2019 and December 31, 2018 were PCI loans. Approximately $2 million and $2 million of impaired loans at June 30, 2019 and December 31, 2018 were formerly PCI loans that became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
June 30, 2019	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$1,342	$3,392	$282	$5,016	$23,043	$883,240	$1,543	$—	$907,826	0.55%
Owner occupied - correspondent	—	197	—	197	848	78,095	—	—	78,943	0.25
Nonowner occupied	3	1,772	—	1,775	1,477	257,689	—	—	259,166	0.68
Commercial real estate	230	10,328	8	10,566	6,523	1,246,473	872	—	1,253,868	0.84
Construction & land development	—	2,910	—	2,910	60	190,924	—	—	190,984	1.52
Commercial & industrial	1,204	3,017	—	4,221	5,464	441,807	—	24	447,295	0.94
Lease financing receivables	—	181	—	181	—	17,271	—	—	17,271	1.05
Home equity	241	2,883	—	3,124	2,339	294,484	11	—	296,834	1.05
Consumer:
Credit cards	—	1,028	—	1,028	—	17,429	—	—	17,429	5.90
Overdrafts	—	894	—	894	—	894	—	—	894	100.00
Automobile loans	80	628	—	708	80	63,473	—	—	63,553	1.11
Other consumer	364	185	—	549	386	53,379	3	—	53,768	1.02
Total Traditional Banking	3,464	27,415	290	31,169	40,220	3,545,158	2,429	24	3,587,831	0.87
Warehouse lines of credit	—	1,814	—	1,814	—	725,337	—	—	725,337	0.25
Total Core Banking	3,464	29,229	290	32,983	40,220	4,270,495	2,429	24	4,313,168	0.76

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	232	—	232	—	711	—	—	711	32.63
Republic Credit Solutions	14	12,754	—	12,768	31	96,759	—	—	96,790	13.19
Total Republic Processing Group	14	12,986	—	13,000	31	97,470	—	—	97,501	13.33
Total	$3,478	$42,215	$290	$45,983	$40,251	$4,367,965	$2,429	$24	$4,410,669	1.04%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2018	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,052	$3,365	$381	$5,798	$24,860	$880,500	$1,645	$—	$907,005	0.64%
Owner occupied - correspondent	—	237	—	237	382	94,445	—	—	94,827	0.25
Nonowner occupied	4	1,658	—	1,662	2,406	240,440	—	—	242,846	0.68
Commercial real estate	294	9,727	9	10,030	8,104	1,239,915	919	2	1,248,940	0.80
Construction & land development	4	2,551	—	2,555	65	175,113	—	—	175,178	1.46
Commercial & industrial	130	2,743	—	2,873	1,020	429,310	—	25	430,355	0.67
Lease financing receivables	—	158	—	158	—	15,031	—	—	15,031	1.05
Home equity	286	3,117	74	3,477	1,361	331,101	86	—	332,548	1.05
Consumer:
Credit cards	—	1,140	—	1,140	—	19,095	—	—	19,095	5.97
Overdrafts	—	1,102	—	1,102	—	1,102	—	—	1,102	100.00
Automobile loans	91	633	—	724	91	63,384	—	—	63,475	1.14
Other consumer	421	170	—	591	449	46,190	3	—	46,642	1.27
Total Traditional Banking	3,282	26,601	464	30,347	38,738	3,535,626	2,653	27	3,577,044	0.85
Warehouse lines of credit	—	1,172	—	1,172	—	468,695	—	—	468,695	0.25
Total Core Banking	3,282	27,773	464	31,519	38,738	4,004,321	2,653	27	4,045,739	0.78

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	107	—	107	—	13,744	—	—	13,744	0.78
Republic Credit Solutions	18	13,031	—	13,049	44	88,700	—	—	88,744	14.70
Total Republic Processing Group	18	13,138	—	13,156	44	102,444	—	—	102,488	12.84
Total	$3,300	$40,911	$464	$44,675	$38,782	$4,106,765	$2,653	$27	$4,148,227	1.08%

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019			June 30, 2019
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$13,213	$12,452	$—	$10,913	$70	$—	$10,843	$139	$—
Owner occupied - correspondent	848	848	—	855	—	—	697	—	—
Nonowner occupied	1,113	1,046	—	1,424	17	—	1,733	34	—
Commercial real estate	4,866	3,792	—	3,573	23	—	3,917	47	—
Construction & land development	60	60	—	30	1	—	20	1	—
Commercial & industrial	720	612	—	622	—	—	616	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	1,941	1,898	—	1,591	12	—	1,352	23	—
Consumer	25	25	—	27	1	—	28	1	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	12,161	12,134	1,624	14,464	121	—	14,910	240	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	622	431	3	216	41	—	162	—	—
Commercial real estate	3,603	3,603	238	3,951	—	—	4,106	83	—
Construction & land development	—	—	—	32	—	—	43	—	—
Commercial & industrial	4,852	4,852	1,204	2,662	7	—	1,913	15	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	452	452	241	480	2	—	510	4	—
Consumer	477	475	458	505	4	—	520	10	—
Total impaired loans	$44,953	$42,680	$3,768	$41,345	$299	$—	$41,370	$597	$—

	As of			Three Months Ended			Six Months Ended
	December 31, 2018			June 30, 2018			June 30, 2018
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,676	$10,703	$—	$11,069	$67	$—	$10,976	$133	$—
Owner occupied - correspondent	382	382	—	386	—	—	257	—	—
Nonowner occupied	2,729	2,350	—	2,699	22	—	2,367	45	—
Commercial real estate	5,688	4,607	—	5,119	24	—	4,889	45	—
Construction & land development	—	—	—	238	—	—	356	—	—
Commercial & industrial	712	604	—	694	—	—	469	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	919	876	—	704	4	—	796	7	—
Consumer	33	33	—	62	1	—	49	3	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	16,215	15,802	2,433	18,481	153	—	18,538	299	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	78	56	4	195	—	—	249	—	—
Commercial real estate	4,416	4,416	303	6,368	65	—	6,287	129	—
Construction & land development	65	65	4	132	1	—	135	2	—
Commercial & industrial	416	416	130	98	1	—	161	1	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	572	571	360	992	10	—	909	19	—
Consumer	554	554	530	668	6	—	700	14	—
Total impaired loans	$44,455	$41,435	$3,764	$47,905	$354	$—	$47,138	$697	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2019 and December 31, 2018, $11 million and $8 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	54	$4,777	152	$16,401	206	$21,178
Commercial real estate	3	1,714	8	4,247	11	5,961
Construction & land development	—	—	1	60	1	60
Commercial & industrial	5	4,913	4	417	9	5,330
Consumer	—	—	210	382	210	382
Total troubled debt restructurings	62	$11,404	375	$21,507	437	$32,911

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	60	$6,378	156	$17,232	216	$23,610
Commercial real estate	3	1,203	14	6,571	17	7,774
Construction & land development	—	—	1	65	1	65
Commercial & industrial	2	571	3	408	5	979
Consumer	—	—	256	435	256	435
Total troubled debt restructurings	65	$8,152	430	$24,711	495	$32,863

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2019 and December 31, 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$945	1	$945
Rate reduction	138	15,535	5	589	143	16,124
Principal deferral	9	873	3	610	12	1,483
Legal modification	43	2,311	7	315	50	2,626
Total residential TDRs	190	18,719	16	2,459	206	21,178

Commercial related and construction/land development loans:
Interest only payments	2	719	—	—	2	719
Rate reduction	4	1,352	—	—	4	1,352
Principal deferral	12	4,257	1	597	13	4,854
Legal modification	—	—	2	4,426	2	4,426
Total commercial TDRs	18	6,328	3	5,023	21	11,351

Consumer loans:
Rate reduction	—	—	—	—	—	—
Principal deferral	210	382	—	—	210	382
Total consumer TDRs	210	382	—	—	210	382

Total troubled debt restructurings	418	$25,429	19	$7,482	437	$32,911

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	145	16,892	12	978	157	17,870
Principal deferral	11	1,171	4	1,871	15	3,042
Legal modification	35	1,500	8	228	43	1,728
Total residential TDRs	191	19,563	25	4,047	216	23,610

Commercial related and construction/land development loans:
Interest only payments	2	752	—	—	2	752
Rate reduction	8	2,962	—	—	8	2,962
Principal deferral	12	5,076	—	—	12	5,076
Legal modification	—	—	1	28	1	28
Total commercial TDRs	22	8,790	1	28	23	8,818

Consumer loans:
Rate reduction	1	16	—	—	1	16
Principal deferral	255	419	—	—	255	419
Legal modification	—	—	—	—	—	—
Total consumer TDRs	256	435	—	—	256	435

Total troubled debt restructurings	469	$28,788	26	$4,075	495	$32,863

As of June 30, 2019 and December 31, 2018, 77% and 88% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $3 million and $3 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of June 30, 2019 and December 31, 2018. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at June 30, 2019 or December 31, 2018.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2019 and 2018 that were modified during the three months ended June 30, 2019 and 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Principal deferral	—	$—	—	$—	—	$—
Legal modification	7	804	2	161	9	965
Total residential TDRs	7	804	2	161	9	965

Commercial related and construction/land development loans:
Legal modification	—	—	2	4,426	2	4,426
Total commercial TDRs	—	—	2	4,426	2	4,426

Total troubled debt restructurings	7	$804	4	$4,587	11	$5,391

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Rate reduction	1	$389	—	$—	1	$389
Principal deferral	2	1,501	1	169	3	1,670
Legal modification	9	273	1	46	10	319
Total residential TDRs	12	2,163	2	215	14	2,378

Commercial related and construction/land development loans:
Principal deferral	3	859	1	75	4	934
Total commercial TDRs	3	859	1	75	4	934

Consumer loans:
Legal modification	—	—	1	43	1	43
Total consumer TDRs	—	—	1	43	1	43

Total troubled debt restructurings	15	$3,022	4	$333	19	$3,355

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2019 and 2018, 15% and 90% of the Bank’s TDRs that occurred during the second quarters of 2019 and 2018 were performing according to their modified terms. The Bank provided approximately $980,000 and $422,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the second quarters of 2019 and 2018.

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2019 and 2018.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2019 and 2018 that were modified during the six months ended June 30, 2019 and 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Principal deferral	1	$6	—	$—	1	$6
Legal modification	11	901	3	211	14	1,112
Total residential TDRs	12	907	3	211	15	1,118

Commercial related and construction/land development loans:
Interest only payments	1	566	—	—	1	566
Principal deferral	2	26	—	—	2	26
Legal modification	—	—	2	4,426	2	4,426
Total commercial TDRs	3	592	2	4,426	5	5,018

Total troubled debt restructurings	15	$1,499	5	$4,637	20	$6,136

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	1	$1,204	—	$—	1	$1,204
Rate reduction	2	474	—	—	2	$474
Principal deferral	3	2,002	1	170	4	2,172
Legal modification	9	273	1	46	10	319
Total residential TDRs	15	3,953	2	216	17	4,169
Commercial related and construction/land development loans:
Principal deferral	4	870	1	75	5	945
Total commercial TDRs	4	870	1	75	5	945

Consumer loans:
Principal deferral	1	58	—	—	1	58
Legal modification	—	—	1	43	1	43
Total consumer TDRs	1	58	1	43	2	101

Total troubled debt restructurings	20	$4,881	4	$334	24	$5,215

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2019 and 2018, 24% and 94% of the Bank’s TDRs that occurred during the first six months of 2019 and 2018 were performing according to their modified terms. The Bank provided approximately $1.0 million and $539,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first six months of 2019 and 2018.

There was no significant change between the pre and post modification loan balances for the six months ending June 30, 2019 and 2018.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of June 30, 2019 and 2018 and for which there was a payment default during the three and/or months ended June 30, 2019 and 2018.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	3	$211	2	$215	3	$211	2	$215
Commercial real estate	—	—	—	—	1	566	—	—
Commercial & industrial	2	4,426	1	75	2	4,426	1	75
Home equity	—	—	—	—	1	6	—	—
Consumer	—	—	1	43	—	—	1	43

Total	5	$4,637	4	$333	7	$5,209	4	$333

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2019	December 31, 2018

Residential real estate	$1,095	$160

Total other real estate owned	$1,095	$160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction:

(in thousands)	June 30, 2019	December 31, 2018

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure*	$10,081	$3,293

*Includes $7 million of reverse mortgage loans held for sale as of June 30, 2019 and sold on July 31, 2019.

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2019 and 2018. The Company based its estimated provision for loan losses of EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th.

Information regarding EAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Easy Advances originated	$—	$—	$388,970	$430,210
Net charge to the Provision for Easy Advances	39	(881)	13,420	12,396
Provision to total Easy Advances originated	NA	NA	3.45%	2.88%
Easy Advances net charge-offs*	$13,420	$8,691	$13,420	$12,396
Easy Advances net charge-offs to total Easy Advances originated*	NA	NA	3.45%	2.88%

*The Company amended its charge-off policy for EAs during the second half of 2018 to charge-off EAs at 111 days past due instead of 60 days past due.

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	June 30, 2019	December 31, 2018

Core Bank:
Demand	$906,179	$937,402
Money market accounts	727,718	717,954
Savings	177,421	187,868
Individual retirement accounts(1)	50,970	53,524
Time deposits, $250 and over(1)	93,713	84,104
Other certificates of deposit(1)	246,392	239,324
Reciprocal money market and time deposits(1)(2)	192,792	217,153
Brokered deposits(1)	159,615	9,394
Total Core Bank interest-bearing deposits	2,554,800	2,446,723
Total Core Bank noninterest-bearing deposits	937,487	971,422
Total Core Bank deposits	3,492,287	3,418,145

Republic Processing Group:
Money market accounts	2,327	5,453
Total RPG interest-bearing deposits	2,327	5,453

Brokered prepaid card deposits	10,854	4,350
Other noninterest-bearing deposits	55,452	28,197
Total RPG noninterest-bearing deposits	66,306	32,547
Total RPG deposits	68,633	38,000

Deposits held for assumption in connection with sale of banking centers(3)	152,954	—

Total deposits	$3,713,874	$3,456,145

(1)	Includes time deposits.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

(3)	See Footnote 18 “Subsequent Event” in this section of the filing.

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

At June 30, 2019 and December 31, 2018, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Outstanding balance at end of period	$226,002	$182,990
Weighted average interest rate at end of period	0.50%	0.83%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$109,716	$110,854
Mortgage backed securities - residential	83,893	84,657
Collateralized mortgage obligations	59,049	10,136
Total securities pledged	$252,658	$205,647

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018

Average outstanding balance during the period	$220,189	$178,063	$225,864	$217,532
Average interest rate during the period	0.60%	0.50%	0.67%	0.40%
Maximum outstanding at any month end during the period	$226,002	$175,291	$226,002	$215,281

7. RIGHT-OF-USE ASSETS AND OPERATNG LEASE LIABILITIES

The Company adopted ASU 2016-02 Leases (Topic 842), effective January 1, 2019. The adoption of this ASU did not have a meaningful impact on the Company’s net income, earnings per share, return on average assets, or return on average equity for the three and six months ended June 30, 2019.

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

The Company employed the interest rate curve published by the FHLB of Cincinnati for the FHLB’s collateralized term borrowings as of January 1, 2019 to discount its operating lease payments and guarantees, matching expected lease term to borrowing term. Discount rates employed upon adoption of ASU 2016-02 ranged from 2.94% to 3.70%, with a weighted average rate of 3.48%.

As of June 30, 2019, payments on 25 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

Prior to the release of these financial statements, the Company had executed one lease contract that had not commenced for one of its banking centers. The estimated operating lease liability and offsetting right-of-use asset to be recorded for this lease totaled approximately $493,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2019	2019

Operating lease expense:
Related Party:
Variable lease expense	$1,156	$2,314
Fixed lease expense	10	18
Third Party:
Variable lease expense	211	435
Fixed lease expense	384	745
Short-term lease expense	12	26
Total operating lease expense	$1,773	$3,538

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,794	$3,577
Short-term lease payments not included in the measurement of lease liabilities	12	26

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of June 30, 2019:

June 30, 2019

Weighted average remaining term in years	8.30
Weighted average discount rate	3.48%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of June 30, 2019:

Year (in thousands)	Related Party	Third Party	Total

Remainder of 2019	$2,314	$1,274	$3,588
2020	4,585	2,513	7,098
2021	4,171	2,294	6,465
2022	3,310	1,888	5,198
2023	3,310	1,363	4,673
Thereafter	15,910	2,572	18,482
Total undiscounted cash flows	$33,600	$11,904	$45,504
Discount applied to cash flows	(5,029)	(1,623)	(6,652)
Total discounted cash flows reported as operating lease liabilities	$28,571	$10,281	$38,852

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Overnight advances	$670,000	$510,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	235,000	290,000
Total FHLB advances	$915,000	$810,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2019 and December 31, 2018, Republic had available borrowing capacity of $502 million and $254 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of June 30, 2019 and December 31, 2018.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

Remainder of 2019 (Overnight)	$670,000	2.46%
Remainder of 2019 (Term)	55,000	1.97
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
Thereafter	—	—
Total	$915,000	2.32%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018

Average outstanding balance during the period	$448,077	$226,264	$331,768	$185,801
Average interest rate during the period	2.50%	1.88%	2.49%	1.70%
Maximum outstanding at any month end during the period	$785,000	$500,000	$785,000	$560,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2019	December 31, 2018

First lien, single family residential real estate	$1,161,088	$1,129,588
Home equity lines of credit	297,862	311,419

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2019	December 31, 2018

Unused warehouse lines of credit	$393,663	$591,305
Unused home equity lines of credit	383,772	377,277
Unused loan commitments - other	758,439	720,645
Standby letters of credit	11,766	10,642
FHLB letter of credit	10,000	10,000
Total commitments	$1,557,640	$1,709,869

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at June 30, 2019. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

During the second quarter of 2018, the Bank and its third-party marketer/service provider suspended the origination of any new loans, and the subsequent sale of all recently-originated loans under this program, while the two parties evaluate the future offering of this product due to changes in the applicable state law impacting the product. Concurrent with the suspension of this program, the Bank reclassified these loans from held for sale on the balance sheet into the held for investment category and revalued these loans accordingly.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at June 30, 2019 and December 31, 2018.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$139,335	$—	$139,335
Private label mortgage backed security	—	—	3,615	3,615
Mortgage backed securities - residential	—	154,192	—	154,192
Collateralized mortgage obligations	—	69,379	—	69,379
Corporate bonds	—	9,835	—	9,835
Trust preferred security	—	—	4,000	4,000
Total available-for-sale debt securities	$—	$372,741	$7,615	$380,356

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$787	$—	$787
Community Reinvestment Act mutual fund	2,467	—	—	2,467
Total equity securities with readily determinable fair value	$2,467	$787	$—	$3,254

Mortgage loans held for sale	$—	$13,883	$—	$13,883
Consumer loans held for investment	—	—	1,369	1,369
Rate lock loan commitments	—	1,222	—	1,222
Interest rate swap agreements	—	4,645	—	4,645

Financial liabilities:
Mandatory forward contracts	$—	$467	$—	$467
Interest rate swap agreements	—	4,778	—	4,778

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$216,873	$—	$216,873
Private label mortgage backed security	—	—	3,712	3,712
Mortgage backed securities - residential	—	169,209	—	169,209
Collateralized mortgage obligations	—	72,811	—	72,811
Corporate bonds	—	9,058	—	9,058
Trust preferred security	—	—	4,075	4,075
Total available-for-sale debt securities	$—	$467,951	$7,787	$475,738

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,396	—	—	2,396
Total equity securities with readily determinable fair value	$2,396	$410	$—	$2,806

Mortgage loans held for sale	$—	$8,971	$—	$8,971
Consumer loans held for investment	—	—	1,922	1,922
Rate lock loan commitments	—	356	—	356
Interest rate swap agreements	—	1,264	—	1,264

Financial liabilities:
Mandatory forward contracts	$—	$262	$—	$262
Interest rate swap agreements	—	1,149	—	1,149

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2019 and 2018.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$3,660	$4,120	$3,712	$4,449
Total gains or losses included in earnings:
Net change in unrealized gain	(2)	(15)	(34)	(17)
Recovery of actual losses previously recorded	38	37	75	75
Principal paydowns	(81)	(216)	(138)	(581)
Balance, end of period	$3,615	$3,926	$3,615	$3,926

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

.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
June 30, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,615	Discounted cash flow	(1) Constant prepayment rate	3.9% - 4.5%

			(2) Probability of default	1.8% - 6.1%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,712	Discounted cash flow	(1) Constant prepayment rate	6.5% - 8.9%

			(2) Probability of default	1.8% - 4.7%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$4,100	$3,900	$4,075	$3,600
Total gains or losses included in earnings:
Discount accretion	11	10	21	20
Net change in unrealized gain	(111)	240	(96)	530
Balance, end of period	$4,000	$4,150	$4,000	$4,150

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2019 and December 31, 2018.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	June 30, 2019	December 31, 2018

Aggregate fair value	$13,883	$8,971
Contractual balance	13,542	8,676
Unrealized gain	341	295

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2019 and 2018 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Interest income	$170	$103	$272	$175
Change in fair value	128	152	46	143
Total included in earnings	$298	$255	$318	$318

Consumer Loans Held for Investment

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2019 and December 31, 2018.

The significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the constant prepayment rate, probability of default, and loss severity for these loans under a discounted-cash-flow model. Significant fluctuations in any of these inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$1,369	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	50.0

			(3) Loss severity	25.0

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$1,922	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	45.0%

			(3) Loss severity	20.0%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for investment, at fair value, were as follows:

(in thousands)	June 30, 2019	December 31, 2018

Aggregate fair value	$1,369	$1,922
Contractual balance	1,580	2,170
Unrealized (loss) gain	(211)	(248)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for investment, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Interest income	$90	$152	$201	$328
Change in fair value	19	(414)	37	(427)
Total included in earnings	$109	$(262)	$238	$(99)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,777	$3,777
Nonowner occupied	—	—	511	511
Commercial real estate	—	—	1,117	1,117
Commercial & industrial	—	—	512	512
Home equity	—	—	347	347
Total impaired loans*	$—	$—	$6,264	$6,264

Premises	$—	$—	$1,552	$1,552

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Consumer loans held for sale	$—	$—	$1,249	$1,249

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,708	$4,708
Nonowner occupied	—	—	1,007	1,007
Commercial real estate	—	—	1,255	1,255
Commercial & industrial	—	—	609	609
Home equity	—	—	356	356
Total impaired loans*	$—	$—	$7,935	$7,935

Premises	$—	$—	$1,694	$1,694

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,777	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 62% (11%)

Impaired loans - residential real estate nonowner occupied	$511	Sales comparison approach	Adjustments determined for differences between comparable sales	5% - 12% (12%)

Impaired loans - commercial real estate	$1,117	Sales comparison approach	Adjustments determined for differences between comparable sales	22% - 25% (22%)

Impaired loans - commercial & industrial	$512	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$347	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 2% (2%)

Premises	$1,552	Sales comparison approach	Adjustments determined for differences between comparable sales	33% - 75% (45%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Consumer loans held for sale	$1,249	Sales comparison approach	Adjustments determined for differences between comparable sales	6% (6%)

Impaired loans - residential real estate owner occupied	$4,708	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 67% (9%)

Impaired loans - residential real estate nonowner occupied	$1,007	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (15%)

Impaired loans - commercial real estate	$123	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,132	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$609	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$356	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (8%)

Premises	$1,694	Sales comparison approach	Adjustments determined for differences between comparable sales	27% - 72% (40%)

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

Impaired collateral-dependent loans are as follows:

(in thousands)	June 30, 2019	December 31, 2018

Carrying amount of loans measured at fair value	$5,559	$7,380
Estimated selling costs considered in carrying amount	724	913
Valuation allowance	(19)	(358)
Total fair value	$6,264	$7,935

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Provisions on collateral-dependent, impaired loans	$5	$28	$27	$457

Premises

The Company’s Traditional Banking segment classified three of its former banking centers as held for sale as of June 30, 2019 and December 31, 2018. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to properties held for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Impairment charges on premises	$66	$126	$132	$230

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		June 30, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$473,779	$473,779	$—	$—	$473,779
Available-for-sale debt securities	380,356	—	372,741	7,615	380,356
Held-to-maturity debt securities	63,902	—	64,433	—	64,433
Equity securities with readily determinable fair values	3,254	2,467	787	—	3,254
Mortgage loans held for sale, at fair value	13,883	—	13,883	—	13,883
Reverse mortgage loans held for sale, at the lower of cost or fair value	12,457	—	12,457	—	12,457
Consumer loans held for sale, at the lower of cost or fair value	37,609	—	37,609	—	37,609
Loans held for sale in connection with sale of banking centers, at the lower of cost or fair value	111,745	—	111,745	—	111,745
Loans, net	4,364,686	—	—	4,397,565	4,397,565
Federal Home Loan Bank stock	32,242	—	—	—	NA
Accrued interest receivable	14,716	—	14,716	—	14,716
Rate lock loan commitments	1,222	—	1,222	—	1,222
Interest rate swap agreements	4,645	—	4,645	—	4,645

Liabilities:
Noninterest-bearing deposits	$1,003,793	—	$1,003,793	—	$1,003,793
Transaction deposits	1,959,252	—	1,959,252	—	1,959,252
Time deposits	597,875	—	600,352	—	600,352
Deposits held for assumption in connection with sale of banking centers	152,954	—	152,954	—	152,954
Securities sold under agreements to repurchase and other short-term borrowings	226,002	—	226,002	—	226,002
Federal Home Loan Bank advances	915,000	—	913,453	—	913,453
Subordinated note	41,240	—	33,181	—	33,181
Accrued interest payable	1,575	—	1,575	—	1,575
Mandatory forward contracts	467	—	467	—	467
Interest rate swap agreements	4,778	—	4,778	—	4,778

		Fair Value Measurements at
		December 31, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$351,474	$351,474	$—	$—	$351,474
Available-for-sale debt securities	475,738	—	467,951	7,787	475,738
Held-to-maturity debt securities	65,227	—	64,858	—	64,858
Equity securities with readily determinable fair values	2,806	2,396	410	—	2,806
Mortgage loans held for sale, at fair value	8,971	—	8,971	—	8,971
Consumer loans held for sale, at the lower of cost or fair value	12,838	—	12,838	—	12,838
Loans, net	4,103,552	—	—	4,062,457	4,062,457
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	13,942	—	13,942	—	13,942
Rate lock loan commitments	356	—	356	—	356
Interest rate swap agreements	1,264	—	1,264	—	1,264

Liabilities:
Noninterest-bearing deposits	$1,003,969	—	$1,003,969	—	$1,003,969
Transaction deposits	2,035,701	—	2,035,701	—	2,035,701
Time deposits	416,475	—	412,477	—	412,477
Securities sold under agreements to repurchase and other short-term borrowings	182,990	—	182,990	—	182,990
Federal Home Loan Bank advances	810,000	—	804,251	—	804,251
Subordinated note	41,240	—	33,724	—	33,724
Accrued interest payable	1,084	—	1,084	—	1,084
Mandatory forward contracts	262	—	262	—	262
Interest rate swap agreements	1,149	—	1,149	—	1,149

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$11,313	$4,496	$8,971	$5,761
Origination of mortgage loans held for sale	81,982	54,714	122,696	84,124
Proceeds from the sale of mortgage loans held for sale	(81,630)	(47,642)	(121,262)	(79,094)
Net gain on sale of mortgage loans held for sale	2,218	1,085	3,478	1,862
Balance, end of period	$13,883	$12,653	$13,883	$12,653

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Net gain realized on sale of mortgage loans held for sale	$1,896	$1,101	$2,771	$1,698
Net change in fair value recognized on loans held for sale	128	152	46	143
Net change in fair value recognized on rate lock loan commitments	379	(11)	866	122
Net change in fair value recognized on forward contracts	(185)	(157)	(205)	(101)
Net gain recognized	2,218	1,085	3,478	1,862

Loan servicing income	609	600	1,210	1,205
Amortization of mortgage servicing rights	(411)	(369)	(733)	(731)
Net servicing income recognized	198	231	477	474
Total Mortgage Banking income	$2,416	$1,316	$3,955	$2,336

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$4,935	$4,925	$4,919	$5,044
Additions	634	359	972	602
Amortized to expense	(411)	(369)	(733)	(731)
Balance, end of period	$5,158	$4,915	$5,158	$4,915

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and six months ended June 30, 2019 and 2018.

Other information relating to mortgage servicing rights follows:

(in thousands)	June 30, 2019	December 31, 2018

Fair value of mortgage servicing rights portfolio	$7,708	$9,357
Monthly weighted average prepayment rate of unpaid principal balance*	232%	160%
Discount rate	10.00%	10.00%
Weighted average default (foreclosure) rate	0.07%	0.14%
Weighted average life in years	5.69	6.32

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2019		December 31, 2018
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$13,542	$13,883	$8,676	$8,971

Included in other assets:
Rate lock loan commitments	$52,789	$1,222	$14,788	$356

Included in other liabilities:
Mandatory forward contracts	$55,442	$467	$20,063	$262

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

The following table reflects information about swaps designated as cash flow hedges:

					June 30, 2019		December 31, 2018
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(72)	$(56)	$58	$45
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(61)	(48)	57	45
Total	$20,000				$(133)	$(104)	$115	$90

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Interest rate swap on money market deposits	$(8)	$3	$(16)	$20
Interest rate swap on FHLB advance	(5)	6	(16)	15
Total interest (benefit) expense on swap transactions	$(13)	$9	$(32)	$35

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

(Gains) losses recognized in OCI on derivative (effective portion)	$(146)	$77	$(215)	$276

Gains (losses) reclassified from OCI on derivative (effective portion)	13	(9)	32	(35)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of the existing losses reported in AOCI at June 30, 2019 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		June 30, 2019		December 31, 2018
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$81,453	$4,645	$26,398	$1,264
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	1,174	(6)	54,718	(908)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$82,627	$4,639	$81,116	$356

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	82,627	(4,639)	81,116	(356)
Total		$165,254	$—	$162,232	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $4.8 million and $0.0 million at June 30, 2019 and December 31, 2018.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net income	$18,007	$15,666	$47,523	$43,135
Dividends declared on Common Stock:
Class A Shares	(4,932)	(4,518)	(9,865)	(9,035)
Class B Shares	(530)	(487)	(1,061)	(981)
Undistributed net income for basic earnings per share	12,545	10,661	36,597	33,119
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(32)	(35)	(68)	(64)
Undistributed net income for diluted earnings per share	$12,513	$10,626	$36,529	$33,055

Weighted average shares outstanding:
Class A Shares	18,804	18,935	18,785	18,704
Class B Shares	2,212	2,252	2,212	2,235
Effect of dilutive securities on Class A Shares outstanding	122	144	128	133
Weighted average shares outstanding including dilutive securities	21,138	21,331	21,125	21,072

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.53	$0.48
Undistributed earnings per share*	0.60	0.51	1.76	1.60
Total basic earnings per share - Class A Common Stock	$0.86	$0.75	$2.29	$2.08

Class B Common Stock
Per share dividends distributed	$0.24	$0.22	$0.48	$0.44
Undistributed earnings per share*	0.55	0.46	1.60	1.45
Total basic earnings per share - Class B Common Stock	$0.79	$0.68	$2.08	$1.89

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.53	$0.48
Undistributed earnings per share*	0.60	0.50	1.75	1.58
Total diluted earnings per share - Class A Common Stock	$0.86	$0.74	$2.28	$2.06

Class B Common Stock:
Per share dividends distributed	$0.24	$0.22	$0.48	$0.44
Undistributed earnings per share*	0.54	0.46	1.59	1.44
Total diluted earnings per share - Class B Common Stock	$0.78	$0.68	$2.07	$1.88

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Antidilutive stock options	160,000	3,000	165,000	3,000
Average antidilutive stock options	156,000	400	159,000	200

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Available-for-Sale Debt Securities:
Change in unrealized (loss) gain on AFS debt securities	$2,014	$(546)	$5,673	$(2,663)
Adjustment for adoption of ASU 2016-01	—	—	—	(428)
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(1)	(15)	(34)	(17)
Net unrealized (losses) gains	2,013	(561)	5,639	(3,108)
Tax effect	(422)	118	(1,186)	652
Net of tax	1,591	(443)	4,453	(2,456)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(146)	77	(215)	276
Reclassification amount for net derivative losses realized in income	(13)	9	(32)	35
Net unrealized gains	(159)	86	(247)	311
Tax effect	33	(19)	53	(64)
Net of tax	(126)	67	(194)	247

Total other comprehensive (loss) income components, net of tax	$1,465	$(376)	$4,259	$(2,209)

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended		Six Months Ended
	in the Consolidated	June 30,		June 30,
(in thousands)	Statements of Income	2019	2018	2019	2018

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	$8	$(3)	$16	$(20)
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	5	(6)	16	(15)
Total derivative losses on cash flow hedges	Total interest benefit (expense)	13	(9)	32	(35)
Tax effect	Income tax (benefit) expense	(3)	2	(7)	7
Net of tax	Net income	$10	$(7)	$25	$(28)

The following is a summary of the AOCI balances, net of tax:

		2019
(in thousands)	December 31, 2018	Change	June 30, 2019

Unrealized gain (loss) on AFS debt securities	$(2,165)	$4,480	$2,315
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(27)	1,051
Unrealized gain (loss) on cash flow hedges	90	(194)	(104)
Total unrealized (loss) gain	$(997)	$4,259	$3,262

		2018
(in thousands)	December 31, 2017	Change	June 30, 2018

Unrealized loss on AFS debt securities	$(604)	$(2,443)	$(3,047)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,093	(13)	1,080
Unrealized gain (loss) on cash flow hedges	(73)	247	174
Total unrealized gain (loss)	$416	$(2,209)	$(1,793)

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). While this update modified guidance for recognizing revenue, it did not have a material impact on the timing or presentation of the Company’s revenue. The majority of the Company’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to its client. The Company did elect a practical expedient permitted under this guidance which allows it to expense as-incurred incremental costs of obtaining a contract when the amortization period of those costs would be less than one year.

The following tables present the Company’s net revenue by reportable segment:

	Three Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$41,877	$3,957	$170	$46,004	$710	$7,232	$7,942	$53,946

Noninterest income:
Service charges on deposit accounts	3,585	13	—	3,598	—	—	—	3,598
Net refund transfer fees	—	—	—	—	3,629	—	3,629	3,629
Mortgage banking income(1)	—	—	2,416	2,416	—	—	—	2,416
Interchange fee income	3,168	—	—	3,168	89	—	89	3,257
Program fees(1)	—	—	—	—	50	987	1,037	1,037
Increase in cash surrender value of BOLI(1)	377	—	—	377	—	—	—	377
Net gains (losses) on OREO	90	—	—	90	—	—	—	90
Other	633	—	56	689	—	32	32	721
Total noninterest income	7,853	13	2,472	10,338	3,768	1,019	4,787	15,125

Total net revenue	$49,730	$3,970	$2,642	$56,342	$4,478	$8,251	$12,729	$69,071

Net-revenue concentration(2)	72%	6%	4%	82%	6%	12%	18%	100%

	Three Months Ended June 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$39,348	$4,164	$103	$43,615	$328	$7,141	$7,469	$51,084

Noninterest income:
Service charges on deposit accounts	3,563	11	—	3,574	—	—	—	3,574
Net refund transfer fees	—	—	—	—	3,473	—	3,473	3,473
Mortgage banking income(1)	—	—	1,316	1,316	—	—	—	1,316
Interchange fee income	2,793	—	—	2,793	79	19	98	2,891
Program fees(1)	—	—	—	—	124	1,199	1,323	1,323
Increase in cash surrender value of BOLI(1)	379	—	—	379	—	—	—	379
Net gains (losses) on OREO	320	—	—	320	—	—	—	320
Other	670	—	49	719	1	300	301	1,020
Total noninterest income	7,725	11	1,365	9,101	3,677	1,518	5,195	14,296

Total net revenue	$47,073	$4,175	$1,468	$52,716	$4,005	$8,659	$12,664	$65,380

Net-revenue concentration(2)	73%	6%	2%	81%	6%	13%	19%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$83,224	$6,852	$272	$90,348	$21,148	$14,749	$35,897	$126,245

Noninterest income:
Service charges on deposit accounts	6,878	23	—	6,901	—	—	—	6,901
Net refund transfer fees	—	—	—	—	20,729	—	20,729	20,729
Mortgage banking income(1)	—	—	3,955	3,955	—	—	—	3,955
Interchange fee income	5,794	—	—	5,794	220	—	220	6,014
Program fees(1)	—	—	—	—	196	1,915	2,111	2,111
Increase in cash surrender value of BOLI(1)	759	—	—	759	—	—	—	759
Net gains (losses) on OREO	220	—	—	220	—	—	—	220
Other	1,098	—	96	1,194	—	659	659	1,853
Total noninterest income	14,749	23	4,051	18,823	21,145	2,574	23,719	42,542

Total net revenue	$97,973	$6,875	$4,323	$109,171	$42,293	$17,323	$59,616	$168,787

Net-revenue concentration(2)	58%	4%	3%	65%	25%	10%	35%	100%

	Six Months Ended June 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$77,536	$7,755	$175	$85,466	$19,014	$14,269	$33,283	$118,749

Noninterest income:
Service charges on deposit accounts	7,110	19	—	7,129	—	—	—	7,129
Net refund transfer fees	—	—	—	—	19,825	—	19,825	19,825
Mortgage banking income(1)	—	—	2,336	2,336	—	—	—	2,336
Interchange fee income	5,331	—	—	5,331	188	39	227	5,558
Program fees(1)	—	—	—	—	183	2,836	3,019	3,019
Increase in cash surrender value of BOLI(1)	750	—	—	750	—	—	—	750
Net gains (losses) on OREO	452	—	—	452	—	—	—	452
Other	1,084	—	87	1,171	1,002	599	1,601	2,772
Total noninterest income	14,727	19	2,423	17,169	21,198	3,474	24,672	41,841

Total net revenue	$92,263	$7,774	$2,598	$102,635	$40,212	$17,743	$57,955	$160,590

Net-revenue concentration(2)	57%	5%	2%	64%	25%	11%	36%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Capital commitment fee – The Company received and recorded a $1.0 million nonrefundable capital commitment fee during the first quarter of 2018. The fee was paid by a third party upon the Company’s completion of its contractual obligations to build the infrastructure and disburse funds for a new collaborative credit product offered to the third party’s customers through the Bank. The completion of the infrastructure and the first disbursement of funds were made for this new credit product during the first quarter of 2018. Incremental expenses incurred by the Company to fulfill its obligation under this contract were expensed as-incurred.

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

As of June 30, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment.

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

Republic Processing Group:

Tax Refund Solutions

TRS offers tax-related credit products and facilitates the receipt and payment of federal and state tax refunds through Refund Transfer products. The RPS division of TRS offers general-purpose reloadable cards. TRS and RPS products are primarily provided to clients outside of the Bank’s market footprint.

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

Segment information follows:

	Three Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$41,877	$3,957	$170	$46,004	$710	$7,232	$7,942	$53,946

Provision for loan and lease losses	1,427	417	—	1,844	392	2,224	2,616	4,460

Net refund transfer fees	—	—	—	—	3,629	—	3,629	3,629
Mortgage banking income	—	—	2,416	2,416	—	—	—	2,416
Program fees	—	—	—	—	50	987	1,037	1,037
Other noninterest income	7,853	13	56	7,922	89	32	121	8,043
Total noninterest income	7,853	13	2,472	10,338	3,768	1,019	4,787	15,125

Total noninterest expense	37,764	792	1,354	39,910	2,849	669	3,518	43,428

Income before income tax expense	10,539	2,761	1,288	14,588	1,237	5,358	6,595	21,183
Income tax expense	744	621	270	1,635	288	1,253	1,541	3,176
Net income	$9,795	$2,140	$1,018	$12,953	$949	$4,105	$5,054	$18,007

Period-end assets	$4,805,449	$738,300	$20,568	$5,564,317	$36,834	$121,983	$158,817	$5,723,134

Net interest margin	3.75%	2.49%	NM	3.62%	NM	NM	NM	4.12%

Net-revenue concentration*	72%	6%	4%	82%	6%	12%	18%	100%

	Three Months Ended June 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$39,348	$4,164	$103	$43,615	$328	$7,141	$7,469	$51,084

Provision for loan and lease losses	523	250	—	773	(888)	5,047	4,159	4,932

Net refund transfer fees	—	—	—	—	3,473	—	3,473	3,473
Mortgage banking income	—	—	1,316	1,316	—	—	—	1,316
Program fees	—	—	—	—	124	1,199	1,323	1,323
Other noninterest income	7,725	11	49	7,785	80	319	399	8,184
Total noninterest income	7,725	11	1,365	9,101	3,677	1,518	5,195	14,296

Total noninterest expense	35,415	850	1,176	37,441	2,273	918	3,191	40,632

Income before income tax expense	11,135	3,075	292	14,502	2,620	2,694	5,314	19,816
Income tax expense	2,168	702	62	2,932	609	609	1,218	4,150
Net income	$8,967	$2,373	$230	$11,570	$2,011	$2,085	$4,096	$15,666

Period-end assets	$4,501,539	$634,452	$17,998	$5,153,989	$27,192	$84,764	$111,956	$5,265,945

Net interest margin	3.71%	3.08%	NM	3.64%	NM	NM	NM	4.19%

Net-revenue concentration*	73%	6%	2%	81%	6%	13%	19%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$83,224	$6,852	$272	$90,348	$21,148	$14,749	$35,897	$126,245

Provision for loan and lease losses	1,616	642	—	2,258	13,826	5,607	19,433	21,691

Net refund transfer fees	—	—	—	—	20,729	—	20,729	20,729
Mortgage banking income	—	—	3,955	3,955	—	—	—	3,955
Program fees	—	—	—	—	196	1,915	2,111	2,111
Other noninterest income	14,749	23	96	14,868	220	659	879	15,747
Total noninterest income	14,749	23	4,051	18,823	21,145	2,574	23,719	42,542

Total noninterest expense	73,314	1,550	2,674	77,538	9,963	1,436	11,399	88,937

Income before income tax expense	23,043	4,683	1,649	29,375	18,504	10,280	28,784	58,159
Income tax expense	2,509	1,054	346	3,909	4,318	2,409	6,727	10,636
Net income	$20,534	$3,629	$1,303	$25,466	$14,186	$7,871	$22,057	$47,523

Period-end assets	$4,805,449	$738,300	$20,568	$5,564,317	$36,834	$121,983	$158,817	$5,723,134

Net interest margin	3.81%	2.63%	NM	3.69%	NM	NM	NM	4.88%

Net-revenue concentration*	58%	4%	3%	65%	25%	10%	35%	100%

	Six Months Ended June 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$77,536	$7,755	$175	$85,466	$19,014	$14,269	$33,283	$118,749

Provision for loan and lease losses	1,462	271	—	1,733	12,501	7,953	20,454	22,187

Net refund transfer fees	—	—	—	—	19,825	—	19,825	19,825
Mortgage banking income	—	—	2,336	2,336	—	—	—	2,336
Program fees	—	—	—	—	183	2,836	3,019	3,019
Other noninterest income	14,727	19	87	14,833	1,190	638	1,828	16,661
Total noninterest income	14,727	19	2,423	17,169	21,198	3,474	24,672	41,841

Total noninterest expense	68,807	1,689	2,380	72,876	8,798	2,003	10,801	83,677

Income before income tax expense	21,994	5,814	218	28,026	18,913	7,787	26,700	54,726
Income tax expense	3,940	1,329	46	5,315	4,463	1,813	6,276	11,591
Net income	$18,054	$4,485	$172	$22,711	$14,450	$5,974	$20,424	$43,135

Period-end assets	$4,501,539	$634,452	$17,998	$5,153,989	$27,192	$84,764	$111,956	$5,265,945

Net interest margin	3.65%	3.13%	NM	3.60%	NM	NM	NM	4.85%

Net-revenue concentration*	57%	5%	2%	64%	25%	11%	36%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

17. INCOME TAXES

The following table illustrates the difference between the Company’s effective tax rate and the federal rates for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Federal rate times financial statement income	21.00%	21.00%	21.00%	21.00%
Effect of:
State taxes, net of federal benefit	(2.47)	0.82	(0.51)	1.54
General business tax credits	(0.55)	(0.63)	(0.68)	(0.31)
Nontaxable income	(1.27)	(1.35)	(0.89)	(0.94)
Other, net	(1.72)	1.10	(0.63)	(0.11)
Effective tax rate	14.99%	20.94%	18.29%	21.18%

The following matters positively impacted the Company’s effective tax rate for the three and six months ended June 30, 2019:

•

As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of March 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $350,000 due to the enactment of HB354, with the majority of this benefit attributed to the Traditional Bank.

•

In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank.  Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is approximately $815,000. This benefit was recorded in the second quarter of 2019, with 100% of this benefit attributed to the Traditional Bank.

•

In addition to the tax benefit recognized during the second quarter associated with passage of HB458, the Company also received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Traditional Bank.

18. SUBSEQUENT EVENT

Sale of Four Banking Centers

In July 2019, the Bank entered into a definitive agreement to sell its four banking centers located in the Kentucky cities of Owensboro, Elizabethtown and Frankfort to Limestone Bank (“Limestone”), a subsidiary of Limestone Bancorp, Inc. The agreement provides that Limestone will acquire loans, including credit cards, with balances of approximately $112 million as of June 30, 2019, and assume deposits with balances of approximately $153 million as of the same date, associated with the four banking centers. In addition, Limestone will acquire substantially all the fixed assets of these locations, which had a book value of $1.3 million as of June 30, 2019.  Based on the June 30, 2019 deposits, the all-in blended premium for the transaction is expected to be near 6% of the total deposits transferred.  The final calculated premium will be primarily based on the trailing 10-day average amount of the deposits as of the closing date, as well as the branch location for the deposits. The transaction is subject to customary closing conditions, including regulatory approvals, and is anticipated to be completed in the fourth quarter of 2019.

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
•

other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part II Item 1A “Risk Factors” of the current filing.

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to the Company’s financial statements of issued-but-not-yet-effective ASUs, see Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

RECENT DEVELOPMENTS

Sale of Banking Centers

In July 2019, the Bank entered into a definitive agreement to sell its four banking centers located in the Kentucky cities of Owensboro, Elizabethtown and Frankfort to Limestone Bank (“Limestone”), a subsidiary of Limestone Bancorp, Inc. The agreement provides that Limestone will acquire loans, including credit cards, with balances of approximately $112 million as of June 30, 2019, and assume deposits with balances of approximately $153 million as of the same date, associated with the four banking centers. In addition, Limestone will acquire substantially all the fixed assets of these locations, which had a book value of $1.3 million as of June 30, 2019.  Based on the June 30, 2019 deposits, the all-in blended premium for the transaction is expected to be near 6% of the total deposits transferred.  The final calculated premium will be primarily based on the trailing 10-day average amount of the deposits as of the closing date, as well as the branch location for the deposits. The transaction is subject to customary closing conditions, including regulatory approvals, and is anticipated to be completed in the fourth quarter of 2019.

See Footnote 18 “Subsequent Event” of Part I Item 1 “Financial Statements” for additional information concerning the Bank’s agreement to sell four of its banking centers.

Sale of Reverse Mortgage Loans Held for Sale

During the second quarter of 2019, the Company reached an agreement with one of its Warehouse clients to take possession of certain first lien, residential reverse mortgage loans as payment for the approximate $12 million outstanding on the client’s Warehouse facility with the Bank. The Bank took possession of these loans as payment on the Warehouse facility after the client informed the Bank of its intent to close its business operations. These loans were sold by the Company in July 2019 at a loss of approximately $200,000.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2019,  the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2019, Republic had 45 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 32

•Metropolitan Louisville — 18

•Central Kentucky — 9

•Elizabethtown — 1*

•Frankfort — 1*

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Western Kentucky — 2

•Owensboro — 2*

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 8**

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3**

* The Company agreed to sell banking center(s) in July 2019. See additional information under Note 18 of Part I Item 1 “Financial Statements.”

** Includes an LPO

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

As of June 30, 2019 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its Consumer Direct channel, the Bank originates single family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner occupied property.

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

EA features modified from 2018 to 2019:

•

During 2019, the taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250.  This compares to a maximum loan amount of $3,500 during 2018; and

•

During 2018, EA fees were charged only to the Tax Providers.  In 2019, the fee charged to the Tax Providers was lowered; and a direct fee to the taxpayer was charged.  The APR to the taxpayer for his or her portion of the total fee equated to less than 36% for all offering tiers.

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

OVERVIEW (Three Months Ended June 30, 2019 Compared to Three Months Ended June 30,  2018)

Total Company net income for the second quarter of 2019 was $18.0 million, a $2.3 million, or 15%,  increase from the same period in 2018.  Diluted EPS increased to $0.86 for the quarter ended June 30, 2019 compared to  $0.74 for the same period in 2018.

Other general highlights by reportable segment consisted of the following:

Traditional Banking segment

•	Net income increased $828,000, or 9%, for the second quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $2.5 million, or 6%, for the second quarter of 2019 compared to the same period in 2018.

•	The Traditional Banking Provision was $1.4 million for the second quarter of 2019 compared to $523,000 for the same period in 2018.

•	Total noninterest income increased $128,000, or 2%, for the second quarter of 2019 compared to the same period in 2018.

•	Total noninterest expense increased $2.3 million, or 7%, for the second quarter of 2019 compared to same period in 2018.

Warehouse Lending segment

•	Net income decreased $233,000, or 10%, for the second quarter of 2019 compared to the same period in 2018.

•	Net interest income decreased $207,000, or 5%, for the second quarter of 2019 compared to the same period in 2018.

•	The Warehouse Provision was a net charge of $417,000 for the second quarter of 2019 compared to a net charge of $250,000 for the same period in 2018.

•	Total committed Warehouse lines remained at $1.1 billion from December 31, 2018 to June 30, 2019.

•	Average line usage was 57% during the second quarter of 2019 compared to 51% during the same period in 2018.

Mortgage Banking segment

•

Within the Mortgage Banking segment and as a component of noninterest income, mortgage banking income increased $1.1 million, or 84%, during the second quarter of 2019 compared to the same period in 2018.

•	Overall, Republic’s originations of secondary market loans totaled $82 million during the second quarter of 2019 compared to $55 million during the same period in 2018.

Tax Refund Solutions segment

•	Net income decreased $1.1 million, or 53%, for the second quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $382,000 for the second quarter of 2019 compared to the same period in 2018.

•	Overall, TRS recorded a net charge to the Provision of $392,000 during the second quarter of 2019, compared to a net credit of $888,000 for the same period in 2018.

•	Noninterest income increased $91,000, or 2%, for the second quarter of 2019 compared to the same period in 2018.

•	Net RT revenue increased $156,000, or 4%, for the second quarter of 2019 compared to the same period in 2018.

•	Noninterest expense was $2.8 million for the second quarter of 2019 compared to $2.3 million for the same period in 2018.

Republic Credit Solutions segment

•	Net income increased $2.0 million for the second quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $91,000, or 1%, for the second quarter of 2019 compared to the same period in 2018.

•	Overall, RCS recorded a net charge to the Provision of $2.2 million during the second quarter of 2019 compared to a net charge of $5.0 million for the same period in 2018.

•	Noninterest income decreased $499,000, or 33%, for the second quarter of 2019 compared to the same period in 2018.

•	Noninterest expense was $669,000 for the second quarter of 2019 compared to $918,000 for the same period in 2018.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2019 Compared to Three Months Ended June 30,  2018)

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

The Core Bank indexes many of its financial instruments to either the FFTR, Prime, or LIBOR. These short-term market rates have generally trended higher since December 2015. During this period, longer-term market rates have generally not increased as much, causing the yield curve to flatten.  During the first half of 2019, longer-term market rates began to generally trend lower, while the short-term market rates remained relatively stable, causing short-term market rates to be higher than some longer-term market rates on the yield curve. This event, in which short-term market rates are higher than longer-term market rates, is labelled an inverted yield curve.

A continued flattening or inverting of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease further or further invert, will likely have a negative impact on the Company’s net interest income and net interest margin.  Additionally, while parallel increases in short-term and long-term interest rates are generally believed by management to be more favorable to the Core Bank’s net interest income and net interest margin in the near term, management believes stable interest rates or a parallel decrease in short-term and long-term interest rates will likely have a negative impact on the Bank’s net interest income and net interest margin.  Under any interest rate scenario, however, if the Core Bank is unable to reasonably maintain its deposit balances and the cost of those deposits at acceptable levels, it will likely have a negative impact to the Core Bank’s net interest income and net interest margin.

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

Total Company net interest income increased $2.9 million, or 6%, during the second quarter of 2019 compared to the same period in 2018.  Growth in average loans generally drove the Company’s rise in net interest income.

Total Company net interest margin decreased to 4.12% during the second quarter of 2019 compared to 4.19% for the same period in 2018. The Company’s overall net interest margin decreased due mainly to a change in its earning-assets mix, as the average balance of RCS’ substantially-higher-yielding line-of-credit and subprime credit card products as a percent of total interest-earning assets decreased from the second quarter of 2018 to the second quarter of 2019. In addition, the Core Bank’s average outstanding balances of the Company’s Warehouse lines of credit increased as a percent of total interest-earning assets during this same period.  Concurrently, while the average outstanding Warehouse balances to total interest-earning assets increased from the second quarter of 2018 to the second quarter of 2019, the Warehouse net interest margin compressed due to higher funding costs combined with competitive pricing pressures, which caused the overall Warehouse loan yield to decline during the same period.  The margin compression resulting from the change in the Company’s interest-earning asset mix described above, more than offset the margin expansion that occurred within the Traditional Banking segment during the second quarter of 2019 compared the same period in 2018.

The most significant components affecting the Company’s net interest income by reportable segment follow:

Traditional Banking segment

The Traditional Banking’s net interest income increased $2.5 million, or 6%, for the second quarter of 2019 compared to the same period in 2018.  Traditional Banking’s net interest margin was 3.75% for the second quarter of 2019, an expansion of four basis points over the same period in 2018.

The increases in the Traditional Bank’s net interest income and net interest margin during the second quarter of 2019 were primarily attributable to the following factors:

•

Average loans increased $196 million, or 6%, during the second quarter of 2019 compared to the same period in 2018. The primary contributors for the increase in the quarter-over-quarter average balances were C&I loans, which grew $80 million, and CRE loans, which grew $56 million.

•

Despite a 31-basis-point increase in the Traditional Banking segment’s cost of interest-bearing liabilities, its net interest margin continued to expand due to the above-mentioned strong loan growth and increased value from its noninterest-bearing funding. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 18 basis points during the second quarter of 2019 compared to 14 basis points during the second quarter of 2018, with the differential representing the increased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The increase in this value resulted from a 30-basis-point rise in the yield on the Traditional Banking segment’s interest-earning assets from period to period.

Warehouse Lending segment

Despite a 17% increase in average outstanding Warehouse balances during the second quarter of 2019 compared to the second quarter of 2018, a 59-basis-point compression in the Warehouse segment’s net interest margin during the same period drove a $207,000 decrease in its net interest income. The following factors led to the overall changes in the Warehouse segment’s net interest margin and net interest income:

•

Competitive pricing pressure to the Bank on Warehouse lines of credit resulting from the negative impact of an inverted yield curve on Warehouse clients primarily drove the 59-basis-point compression in the Warehouse segment’s net interest margin. More specifically, Warehouse clients utilize the Bank’s Warehouse lines of credit to fund long-term fixed rate loans on their balance sheets prior to these loans being sold to their end-buyers. The inverted yield curve has caused Warehouse clients to experience a small, and potentially negative, spread on these long-term fixed rate loans while they are held on their balance sheets. As a result, Warehouse clients have continued to consolidate their lines of credit from their various bank providers, including the Bank, in exchange for better pricing.

•

A sharp decline in long-term fixed mortgage rates drove increased client usage of the Bank’s Warehouse lines of credit, driving average outstanding Warehouse balances from $542 million during the second quarter of 2018 to $635 million during the second quarter of 2019.  Usage rates on Warehouse lines were 57% of the $1.1 billion of average Warehouse lines outstanding during the second quarter of 2019 compared to 51% of the $1.1 billion of average Warehouse lines outstanding for the same period in 2018.

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

Republic Credit Solutions segment

RCS’s net interest income increased $91,000, or 1%, from the second quarter of 2018 to the second quarter of 2019. The increase was driven primarily by increases in interest income from RCS’s line-of-credit and hospital receivables products partially offset by a decrease in interest income from RCS’s discontinued credit-card product. The overall net interest margin at RCS declined from 36.6% during the second quarter of 2018 to 26.6% for the second quarter of 2019. The decline in net interest margin at RCS was driven by a change in the mix of interest earning assets, as RCS discontinued its higher-yielding subprime credit card product in January of 2019 and substantially increased the average balances of its lower-yielding hospital receivables over the second quarter of 2018.

Future long-term growth in interest income from RCS’s higher-yielding line-of-credit product is restricted by a current on-balance-sheet Board-approved risk limit of $40 million for the Company. As of June 30, 2019, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $30 million.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$297,205	$1,753	2.36%	$276,246	$1,245	1.80%
Investment securities, including FHLB stock(1)	514,366	3,700	2.88	506,209	3,167	2.50
TRS Easy Advance loans (2)	16,687	195	4.67	10,380	38	1.46
Other RPG loans(3)(6)	109,747	7,659	27.92	78,287	7,281	37.20
Outstanding Warehouse lines of credit(4)(6)	634,688	7,872	4.96	541,537	6,890	5.09
All other Traditional Bank loans(5)(6)	3,663,783	44,485	4.86	3,462,184	39,735	4.59

Total interest-earning assets	5,236,476	65,664	5.02	4,874,843	58,356	4.79

Allowance for loan and lease losses	(58,825)			(52,279)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	74,763			74,087
Premises and equipment, net	43,783			46,843
Bank owned life insurance	65,470			63,974
Other assets(1)	118,858			67,313
Total assets	$5,480,525			$5,074,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,138,347	$1,586	0.56%	$1,113,097	$982	0.35%
Money market accounts	754,207	2,024	1.07	609,693	864	0.57
Time deposits	413,530	2,058	1.99	340,861	1,336	1.57
Reciprocal money market and time deposits	192,486	685	1.42	315,285	601	0.76
Brokered deposits	90,266	550	2.44	31,394	151	1.92

Total interest-bearing deposits	2,588,836	6,903	1.07	2,410,330	3,934	0.65

Securities sold under agreements to repurchase and other short-term borrowings	220,189	330	0.60	178,063	222	0.50
Federal Home Loan Bank advances	710,879	4,062	2.29	593,187	2,723	1.84
Subordinated note	41,240	423	4.10	41,240	393	3.81

Total interest-bearing liabilities	3,561,144	11,718	1.32	3,222,820	7,272	0.90

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,098,817			1,146,403
Other liabilities	91,841			42,481
Stockholders’ equity	728,723			663,077
Total liabilities and stockholders’ equity	$5,480,525			$5,074,781

Net interest income		$53,946			$51,084

Net interest spread			3.70%			3.89%

Net interest margin			4.12%			4.19%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $6.2 million and $6.1 million for the three months ended June 30, 2019 and 2018.
(4)	Interest income includes loan fees of $786,000 and $833,000 for the three months ended June 30, 2019 and 2018.
(5)	Interest income includes loan fees of $1.3 million and $1.5 million for the three months ended June 30, 2019 and 2018.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2019
	Compared to
	Three Months Ended June 30, 2018
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$508	$100	$408
Investment securities, including FHLB stock	533	52	481
TRS Easy Advance loans*	157	(4)	161
Other RPG loans	378	2,476	(2,098)
Outstanding Warehouse lines of credit	982	1,159	(177)
All other Traditional Bank loans	4,750	2,381	2,369
Net change in interest income	7,308	6,164	1,144

Interest expense:

Transaction accounts	604	23	581
Money market accounts	1,160	243	917
Time deposits	722	319	403
Reciprocal money market and time deposits	84	(297)	381
Brokered deposits	399	349	50
Securities sold under agreements to repurchase and other short-term borrowings	108	58	50
Federal Home Loan Bank advances	1,339	599	740
Subordinated note	30	—	30
Net change in interest expense	4,446	1,294	3,152

Net change in net interest income	$2,862	$4,870	$(2,008)

*Volume for Easy Advances is based on total fees earned during the period presented.

Provision for Loan and Lease Losses

The Company recorded a Provision of $4.5 million for the second quarter of 2019, compared to $4.9 million for the same period in 2018.  The significant components comprising the Company’s Provision by reportable segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2019 was $1.4 million, compared to $523,000 for the second quarter of 2018. An analysis of the Provision for the second quarter of 2019 compared to the same period in 2018 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $890,000 and  $868,000 to the Provision for the second quarters of 2019 and 2018.  Loan growth primarily drove the charge to the Provision in both periods.

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded a net charge to the Provision of $588,000 for the second quarter of 2019 compared to a net credit to the Provision of $298,000 for the second quarter 2018.    The charge during the second quarter of 2019 includes a $1.2 million Provision for one C&I relationship that defaulted during the quarter. Despite personal guarantees associated with this relationship, the Bank recorded a large estimated Provision due to the potential for a protracted legal conflict and the uncertainty associated with these types of legal conflicts, in general.

As a percentage of total loans, the Traditional Banking Allowance was 0.87% at June 30, 2019 compared to 0.85% at December 31, 2018 and 0.86% at June 30,  2018.  The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at June 30, 2019.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $417,000 for the second quarter of 2019 compared to a net charge of $250,000 for the same period in 2018. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased  $167 million during the second quarter of 2019 compared to an increase of $100 million during the second quarter of 2018.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2019,  December 31, 2018 and June 30,  2018.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2019.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $392,000 for the second quarter of 2019 compared to a net credit to the Provision of $888,000 during the same period in 2018.  The net credit during the second quarter of 2018 resulted from better than expected paydowns from the US Treasury on unpaid EA loans, allowing the Company to reverse a portion of the loan loss provisions it recorded during the first quarter of 2018.  Conversely, loan paydowns from the US Treasury during the second quarter of 2019 approximated the Company’s estimate from the first quarter of 2019, causing the Company’s loan loss reserve for EA loans to remain relatively unchanged from the first quarter.  Provision expense at TRS during the second quarter of 2019 primarily reflects net charges of $353,000 to the Provision for TRS’s non-EA products, including its receivable assistance program loans and its small-dollar line of credit program. A net credit to the Provision of $7,000 was made during the second quarter of 2018 for similar non-EA loan products.

With the second quarter EA paydowns, the percent of unpaid EAs to total EAs originated dropped to 3.45% at June 30, 2019. This compares to 2.88% at June 30, 2018, a gap of 57 basis points.  By comparison, the unpaid EA percentage was 5.84% at March 31, 2019, compared to 4.49% at March 31, 2018, representing a gap of 135 basis points.  Management remains optimistic that this gap can continue to shrink through the remainder of 2019. With all unpaid EAs having been charged off as of June 30, 2019, any EA payments received throughout the remainder of 2019 will represent recovery credits directly to income.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a Provision of $2.2 million during the second quarter of 2019 compared to a Provision of $5.0 million for the same period in 2018. The $2.8 million decrease in the Provision resulted from lower Provisions of $1.2 million and $1.6 million, respectively, for RCS’s line-of-credit product and its discontinued credit card product. The overall improvement in the Provision for the line-of-credit product was driven by a decline in its annualized historical loss rate combined with a year-to-year decrease in average outstanding balances. The decrease in losses within the RCS credit-card portfolio was due to the discontinuance of the program, effective January of this year.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RCS loans, the RCS Allowance was 13.19% at June 30, 2019,  14.70% at December 31, 2018 and 16.13% at June 30,  2018.  The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at June 30, 2019.

Table 3 — RCS Provision by Product

	Three Months Ended Jun. 30,
(in thousands)	2019	2018	$ Change

Product:
Line of credit	$2,213	$3,445	$(1,232)
Credit card	—	1,556	(1,556)
Hospital receivables	11	46	(35)
Total	$2,224	$5,047	$(2,823)

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2019	2018

Allowance at beginning of period	$57,961	$52,341

Charge-offs:

Traditional Banking:
Residential real estate	(368)	(22)
Commercial & industrial	—	(17)
Home equity	—	(34)
Consumer	(423)	(505)
Total Traditional Banking	(791)	(578)
Warehouse lines of credit	—	—
Total Core Banking	(791)	(578)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(13,425)	(8,773)
Other TRS loans	(264)	(55)
Republic Credit Solutions	(2,683)	(3,769)
Total Republic Processing Group	(16,372)	(12,597)
Total charge-offs	(17,163)	(13,175)

Recoveries:

Traditional Banking:
Residential real estate	229	183
Commercial real estate	2	3
Construction & land development	—	25
Commercial & industrial	3	4
Home equity	8	203
Consumer	119	155
Total Traditional Banking	361	573
Warehouse lines of credit	—	—
Total Core Banking	361	573

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	5	82
Other TRS loans	(6)	4
Republic Credit Solutions	365	290
Total Republic Processing Group	364	376

Total recoveries	725	949

Net loan charge-offs	(16,438)	(12,226)

Provision - Core Banking	1,844	773
Provision - RPG	2,616	4,159
Total Provision	4,460	4,932
Allowance at end of period	$45,983	$45,047

Credit Quality Ratios - Total Company:

Allowance to total loans	1.04%	1.07%
Allowance to nonperforming loans	237	245
Net loan charge-offs to average loans	1.49	1.19

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.76%
Allowance to nonperforming loans	171	179
Net loan charge-offs to average loans	0.04	—

Noninterest Income

Total Company noninterest income increased $829,000, or 6%, during the second quarter of 2019 compared to the same period in 2018. The most significant components comprising the total Company’s noninterest income by reportable segment were as follows:

Traditional Banking segment

Traditional Banking’s noninterest income increased $128,000, or 2%, for the second quarter of 2019 compared to the same period in 2018.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Service charges on deposit accounts remained at $3.6 million for the second quarter of 2019 compared the same period in 2018.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended June 30,  2019 and 2018 was  $2.2 million and $2.1 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended June 30, 2019 and 2018 were $566,000 and $451,000.

•

Interchange income increased $375,000, or 13%, with debit card interchange fees up $281,000, or 12%, and credit card interchange fees up $94,000, or 24%. Increases of 7% in active debit cards and 4% in active credit cards over the previous 12 months, as well as the corresponding usage on those cards, drove the increase in interchange fees.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased  $1.1 million, or 84%, during the second quarter of 2019 compared to the same period in 2018, which resulted from a $27 million increase in secondary market loans originated from period to period combined with a $33 million increase in the Bank’s pipeline of secondary market loans in process from June 30, 2018 to June 30, 2019. Over the previous 12 months, the Bank has continued to invest in staffing and other resources for the mortgage banking function.  A sharp decline in long-term mortgage rates during the quarter, combined with the Bank’s continued investments in mortgage resources, contributed to the increased quarter-over-quarter mortgage activity.

Republic Credit Solutions segment

RCS’s noninterest income decreased $499,000, or 33%, during the second quarter of 2019 compared to the same period in 2018, resulting primarily from the discontinuation of its credit-card product.

RCS’s largest noninterest income item, programs fees, are presented by product in in the following table:

Table 5 — RCS Program Fees by Product

	Three Months Ended Jun. 30,
(in thousands)	2019	2018	$ Change

Product:
Line of credit	$1,121	$1,158	$(37)
Credit card	—	464	(464)
Hospital receivables	58	41	17
Installment loans*	(192)	(464)	272
Total	$987	$1,199	$(212)

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expenses

Total Company noninterest expenses increased $2.8 million, or 7%, during the second quarter of 2019 compared to the same period in 2018. The most significant components comprising the increase in noninterest expense by reportable segment were as follows:

Traditional Banking segment

Traditional Banking noninterest expenses increased $2.3 million, or 7%, for the second quarter of 2019 compared to the same period in 2018. The most significant categories driving the change in noninterest expense were as follows:

•

Salaries and employee benefits expense increased $2.2 million, or 11%. Annual merit increases and the addition of 79 Traditional Bank FTE employees from June 30, 2018 to June 30, 2019 primarily drove the increase.

•

Interchange related expense increased $266,000, or 25%, primarily driven by a  7% increase in active debit cards from June 30, 2018 to June 30, 2019, along with transactional rate increases for fraud prevention services provided by the Bank’s third-party service provider.

Tax Refund Solutions segment

TRS’s noninterest expenses increased $576,000, or 25%, during the second quarter of 2019 compared to the same period in 2018 resulting primarily from a $374,000 increase in salaries and employee benefits expense.

Republic Credit Solutions segment

RCS’s noninterest expense decreased $249,000, or 27%, during the second quarter of 2019 compared to the same period in 2018. A reduction of $250,000 in RCS’s data processing costs resulting from the discontinuation of RCS’s credit-card portfolio primarily drove the overall decrease from period to period.

Income Tax Expense

The Total Company effective income tax rate was 15% for the second quarter of 2019 compared to 21% for the same period in 2018.  The following drove the lower rate in 2019:

•

In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return.  Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is approximately $815,000. This benefit was recorded in the second quarter of 2019, with 100% of this benefit attributed to the Traditional Bank.

•	The Company received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Traditional Bank.

OVERVIEW (Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018)

Total Company net income for the first six months of 2019 was $47.5 million, a $4.4 million, or 10%, increase from the same period in 2018. Diluted EPS increased to $2.28 for the six months ended June 30, 2019 compared to $2.06 for the same period in 2018.

The following are general highlights by reportable segment:

Traditional Banking segment

•	Net income increased $2.5 million, or 14%, for the first six months of 2019 compared to the same period in 2018.

•	Net interest income increased $5.7 million, or 7%, for the first six months of 2019 compared to the same period in 2018.

•	The Traditional Banking Provision was $1.6 million for the first six months of 2019 compared to $1.5 million for the same period in 2018.

•	Total noninterest income increased $22,000 for the first six months of 2019 compared to the same period in 2018.

•	Total noninterest expense increased $4.5 million, or 7%, for the first six months of 2019 compared to same period in 2018.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.54% at June 30, 2019 compared to 0.45% at December 31, 2018.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.35% at June 30, 2019 compared to 0.25% at December 31, 2018.

Warehouse Lending segment

•	Net income decreased $856,000, or 19%, for the first six months of 2019 compared to the same period in 2018.

•	Net interest income decreased $903,000, or 12%, for the first six months of 2019 compared to the same period in 2018.

•	The Warehouse Provision was a net charge of $642,000 for the first six months of 2019 compared to a net charge of $271,000 for the same period in 2018.

•	Total committed Warehouse lines remained at $1.1 billion from December 31, 2018 to June 30, 2019.

•	Average line usage was 48% during the first six months of 2019 compared to 48% during the same period in 2018.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $1.6 million, or 69%, during the first six months of 2019 compared to the same period in 2018.

•

Overall, Republic’s originations of secondary market loans totaled $123 million during the first six months of 2019 compared to $84 million during the same period in 2018, with the Company’s gain recognized as a percent of total originations increasing to 2.83% during the first six months of 2019 from 2.21% during the same period in 2018.

Tax Refund Solutions segment

•	Net income decreased $264,000, or 2%, for the first six months of 2019 compared to the same period in 2018.

•	Net interest income increased $2.1 million, or 11%, for the first six months of 2019 compared to the same period in 2018.

•	Total EA originations were $389 million during the first six months of 2019 compared to $430 million for the same period in 2018.

•	Overall, TRS recorded a net charge to the Provision of $13.8 million during the first six months of 2019 compared to a net charge of $12.5 million for the same period in 2018.

•	Noninterest income decreased $53,000 for the first six months of 2019 compared to the same period in 2018.

•	Net RT revenue increased $904,000, or 5%, for the first six months of 2019 compared to the same period in 2018.

•	Noninterest expense was $10.0 million for the first six months of 2019 compared to $8.8 million for the same period in 2018.

Republic Credit Solutions segment

•	Net income increased $1.9 million, or 32%, for the first six months of 2019 compared to the same period in 2018.

•	Net interest income increased $480,000, or 3%, for the first six months of 2019 compared to the same period in 2018.

•	Overall, RCS recorded a net charge to the Provision of $5.6 million during the first six months of 2019 compared to a net charge of $8.0 million for the same period in 2018.

•	Noninterest income decreased $900,000, or 26%, for the first six months of 2019 compared to the same period in 2018.

•	Noninterest expense was $1.4 million for the first six months of 2019 compared to $2.0 million for the same period in 2018.

•	Total nonperforming loans to total loans for the RCS segment was 0.16% at June 30, 2019 compared to 0.14% at December 31, 2018.

•	Delinquent loans to total loans for the RCS segment was 6.95% at June 30, 2019 compared to 7.97% at December 31, 2018.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018)

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

The Core Bank indexes many of its financial instruments to either the FFTR, Prime, or LIBOR. These short-term market rates have generally trended higher since December 2015. During this period, longer-term market rates have generally not increased as much, causing the yield curve to flatten.  During the first half of 2019, longer-term market rates began to generally trend lower, while the short-term market rates remained relatively stable, causing short-term market rates to be higher than some longer-term market rates on the yield curve. This event, in which short-term market rates are higher than longer-term market rates, is labelled an inverted yield curve.

A continued flattening or inverting of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease further or further invert, will likely have a negative impact on the Company’s net interest income and net interest margin.  Additionally, while parallel increases in short-term and long-term interest rates are generally believed by management to be more favorable to the Core Bank’s net interest income and net interest margin in the near term, management believes stable interest rates or a parallel decrease in short-term and long-term interest rates will likely have a negative impact on the Bank’s net interest income and net interest margin.  Under any interest rate scenario, however, if the Core Bank is unable to reasonably maintain its deposit balances and the cost of those deposits at acceptable levels, it will likely have a negative impact to the Core Bank’s net interest income and net interest margin.

See the section titled “Asset/Liability Management and Market Risk” in this section of the filing regarding the Bank’s interest rate sensitivity.

Total Company net interest income increased $7.5 million, or 6%, during the first six months of 2019 compared to the same period in 2018. Loan growth and margin expansion both contributed to the Company’s growth in net interest income. Total Company net interest margin increased to 4.88% during the first six months of 2019 compared to 4.85% for the same period in 2018.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $5.7 million, or 7%, for the first six months of 2019 compared to the same period in 2018. Traditional Banking’s net interest margin was 3.81% for the first six months of 2019, an increase of 16 basis points over the same period in 2018.

The increases in the Traditional Bank’s net interest income and net interest margin during the first six months of 2019 were primarily attributable to the following factors:

•

Average loans increased $182 million, or 5%, during the first six months of 2019 compared to the same period in 2018. The primary contributors for the increase in the year-over-year average balances were C&I loans, which grew $81 million, and CRE loans, which grew $48 million.

•

Despite a 31-basis-point increase in the Traditional Banking segment’s cost of interest-bearing liabilities, its net interest margin continued to expand due to the above-mentioned strong loan growth and increased value from its noninterest-bearing funding. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 19 basis points during the first six months of 2019 compared to 13 basis points during the same period in 2018, with the differential representing the increased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The increase in this value resulted from a 40-basis-point rise in the yield on the Traditional Banking segment’s interest-earning assets from period to period.

Warehouse Lending segment

Despite a 5% increase in average outstanding Warehouse balances during the first six months of 2019 compared to the same period in 2018, a 50-basis-point compression in the Warehouse segment’s net interest margin during the same period drove a $903,000 decrease in its net interest income. The following factors led to the overall changes in the Warehouse segment’s net interest margin and net interest income:

•

Competitive pricing pressure to the Bank on Warehouse lines of credit resulting from the negative impact of an inverted yield curve on Warehouse clients primarily drove the 50-basis-point compression in the Warehouse segment’s net interest margin. More specifically, Warehouse clients utilize the Bank’s Warehouse lines of credit to fund long-term fixed rate loans on their balance sheets prior to these loans being sold to their end-buyers. The inverted yield curve has caused Warehouse clients to experience a small, and potentially negative, spread on these long-term fixed rate loans while they are held on their balance sheets.  As a result, Warehouse clients have continued to consolidate their lines of credit from their various bank providers, including the Bank, in exchange for better pricing.

•

A sharp decline in long-term fixed mortgage rates drove strong client usage of the Bank’s Warehouse lines of credit, particularly during the second quarter of 2019, driving average outstanding Warehouse balances from $495 million during the first six months of 2018 to $522 million during the first six months of 2019.  While Warehouse usage rates remained consistent at 48% during the first six months of 2019 and 2018, the average outstanding Warehouse line was $1.1 billion during the first six months of 2019 compared to $1.0 billion during the same period in 2018.

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

Tax Refund Solutions segment

TRS’s net interest income increased $2.1 million for the first six months of 2019 compared to the same period in 2018, resulting from a $1.2 million increase in interest income from its EA product and a $426,000 increase in interest income from commercial loans to its Tax Providers.

TRS’s EA product earned $19.1 million in interest income during the first six months of 2019, a $1.2 million, or 7%, increase from the same period in 2018. For the first six months 2019 tax season, TRS modified its EA product offering with the following changes:

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

Despite the increase in the available EA maximum amount, the average loan amount for the first six months of 2019 decreased by 9% compared to the first six months 2018 tax season, as the taxpayer base generally opted for lower loan amounts this tax season.  While the average amount borrowed per loan decreased during 2019, the average fee per loan increased 7% for the same period, as the combined Tax Provider and taxpayer fee for 2019 resulted in a higher total average fee per loan than the lone tax provider fee in 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $480,000, or 3%, from the first six months of 2018 to the first six months of 2019. The increase was driven primarily by an increase in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income increased to $12.7 million during the first six months of 2019 compared to $12.3 million during the same period in 2018 and accounted for 80% and 83% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s higher-yielding line-of-credit product will be restricted by a current on-balance-sheet Board-approved risk limit of $40 million for the Company. As of June 30, 2019, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $30 million.

Table 6 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$293,587	$3,477	2.37%	$279,684	$2,321	1.66%
Investment securities, including FHLB stock(1)	538,923	7,781	2.89	529,356	6,297	2.38
TRS Easy Advance loans (2)	68,667	19,052	55.49	62,855	17,830	56.73
Other RPG loans(3)(6)	119,632	16,930	28.30	83,983	15,499	36.91
Outstanding Warehouse lines of credit(4)(6)	521,643	13,314	5.10	495,046	12,300	4.97
All other Traditional Bank loans(5)(6)	3,631,312	87,743	4.83	3,445,363	77,942	4.52

Total interest-earning assets	5,173,764	148,297	5.73	4,896,287	132,189	5.40

Allowance for loan and lease losses	(54,588)			(50,950)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	132,931			159,303
Premises and equipment, net	44,051			46,569
Bank owned life insurance	65,283			63,781
Other assets(1)	117,168			60,937
Total assets	$5,478,609			$5,175,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,129,824	$3,104	0.55%	$1,109,066	$1,742	0.31%
Money market accounts	750,434	3,803	1.01	590,986	1,496	0.51
Time deposits	399,252	3,889	1.95	332,164	2,452	1.48
Reciprocal money market and time deposits	194,971	1,274	1.31	329,031	1,127	0.69
Brokered deposits	134,707	1,581	2.35	51,973	477	1.84

Total interest-bearing deposits	2,609,188	13,651	1.05	2,413,220	7,294	0.60

Securities sold under agreements to repurchase and other short-term borrowings	225,864	751	0.67	217,532	435	0.40
Federal Home Loan Bank advances	611,695	6,792	2.22	569,613	4,997	1.75
Subordinated note	41,240	858	4.16	41,240	714	3.46

Total interest-bearing liabilities	3,487,987	22,052	1.26	3,241,605	13,440	0.83

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,178,198			1,232,652
Other liabilities	94,586			49,263
Stockholders’ equity	717,838			652,407
Total liabilities and stock-holders’ equity	$5,478,609			$5,175,927

Net interest income		$126,245			$118,749

Net interest spread			4.47%			4.57%

Net interest margin			4.88%			4.85%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $14.2 million and $13.3 million for the six months ended June 30, 2019 and 2018.
(4)	Interest income includes loan fees of $1.3 million and $1.5 million for the six months ended June 30, 2019 and 2018.
(5)	Interest income includes loan fees of $2.4 million and $2.7 million for the six months ended June 30, 2019 and 2018.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 7 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 7 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2019
	Compared to
	Six Months Ended June 30, 2018
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$1,156	$120	$1,036
Investment securities, including FHLB stock	1,484	116	1,368
TRS Easy Advance loans	1,222	(1,816)	3,038
Other RPG loans	1,431	5,589	(4,158)
Outstanding Warehouse lines of credit	1,014	673	341
All other Traditional Bank loans	9,801	4,333	5,468
Net change in interest income	16,108	9,015	7,093

Interest expense:

Transaction accounts	1,362	33	1,329
Money market accounts	2,307	489	1,818
Time deposits	1,437	556	881
Reciprocal money market and time deposits	147	(588)	735
Brokered deposits	1,104	939	165
Securities sold under agreements to repurchase and other short-term borrowings	316	17	299
Federal Home Loan Bank advances	1,795	390	1,405
Subordinated note	144	—	144
Net change in interest expense	8,612	1,836	6,776

Net change in net interest income	$7,496	$7,179	$317

*Volume for Easy Advances is based on total loans originated during the period presented.

Provision for Loan and Lease Losses

The Company recorded a Provision of $21.7 million for the first six months of 2019 compared to $22.2 million for the same period in 2018. The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2019 was $1.6 million, compared to $1.5 million for the first six months of 2018. An analysis of the Provision for the first six months of 2019 compared to the same period in 2018 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $1.2 million and  $1.4 million to the Provision for the first six months of 2019 and 2018. Loan growth primarily drove the net charge to the Provision in both periods.

•

The Bank recorded net charges to the Provision of $616,000 and $109,000 for the first six months of 2019 and 2018 related to loans rated Substandard or Special Mention. The charge during the first six months of 2019 includes a $1.2 million Provision for one C&I relationship that defaulted during the period, with this charge partially offset by payoffs and paydowns of other  loans rated Substandard or Special Mention. Despite personal guarantees associated with this relationship, the Bank recorded a large estimated Provision due to the potential for a protracted legal conflict and the uncertainty associated with these types of legal conflicts, in general.

As a percentage of total loans, the Traditional Banking Allowance was 0.87% at June 30, 2019 compared to 0.85% at December 31, 2018 and 0.86% at June 30, 2018. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at June 30, 2019.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $642,000 for the first six months of 2019 compared to a net charge of $271,000 for the same period in 2018. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $257 million during the first six months of 2019 compared to an increase of $108 million during the first six months of 2018.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at June 30, 2019, December 31, 2018 and June 30, 2018. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2019.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $13.8 million during the first six months of 2019 compared to a net charge of $12.5 million for the same period in 2018. TRS’s Provision for EA loan losses was $13.4 million, or 3.45% of its $389 million in EAs originated during the first six months of 2019, compared to a Provision of $12.4 million, or 2.88% of its $430 million of EAs originated during the first six months of 2018.

The unpaid EA percentage was 5.84% at March 31, 2019, compared to 4.49% at March 31, 2018, representing a gap of 135 basis points.  The unpaid EAs to total EAs originated dropped to 3.45% at June 30, 2019. This compares to 2.88% at June 30, 2018, a gap of 57 basis points.  Management remains optimistic that this gap can continue to shrink through the remainder of 2019. With all unpaid EAs having been charged off as of June 30, 2019, any EA payments received throughout the remainder of 2019 will represent recovery credits directly to income.

Provision expense at TRS during the first six months of 2019 also reflects net charges of $406,000 to the Provision for TRS’s non-EA products, including its receivable assistance program loans and its small-dollar line of credit program. A net charge to the Provision of $105,000 was made during the first six months of 2018 for similar non-EA loan products.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 8 below, RCS recorded a Provision of $5.6 million during the first six months of 2019 compared to a Provision of $8.0 million for the same period in 2018. The $2.3 million decrease in the Provision from period to period was primarily attributable to a decrease in Provision for RCS’s discontinued credit-card product.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 13.19% at June 30, 2019, 14.70% at December 31, 2018 and 16.13% at June 30, 2018. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at June 30, 2019.

The following table presents RCS Provision by product:

Table 8 — RCS Provision by Product

	Six Months Ended Jun. 30,
(in thousands)	2019	2018	$ Change

Product:
Line of credit	$5,573	$5,644	$(71)
Credit card	—	2,268	(2,268)
Hospital receivables	34	41	(7)
Total	$5,607	$7,953	$(2,346)

Table 9 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018

Allowance at beginning of period	$44,675	$42,769

Charge-offs:

Traditional Banking:
Residential real estate	(457)	(358)
Commercial & industrial	—	(125)
Home equity	(13)	(34)
Consumer	(933)	(1,007)
Total Traditional Banking	(1,403)	(1,524)
Warehouse lines of credit	—	—
Total Core Banking	(1,403)	(1,524)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(13,425)	(12,478)
Commercial & industrial	(281)	(55)
Republic Credit Solutions	(6,507)	(7,465)
Total Republic Processing Group	(20,213)	(19,998)
Total charge-offs	(21,616)	(21,522)

Recoveries:

Traditional Banking:
Residential real estate	267	225
Commercial real estate	4	128
Construction & land development	—	27
Commercial & industrial	5	35
Home equity	38	229
Consumer	295	334
Total Traditional Banking	609	978
Warehouse lines of credit	—	—
Total Core Banking	609	978

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	5	82
Commercial & industrial	—	5
Republic Credit Solutions	619	548
Total Republic Processing Group	624	635
Total recoveries	1,233	1,613

Net loan charge-offs	(20,383)	(19,909)

Provision - Core Banking	2,258	1,733
Provision - RPG	19,433	20,454
Total Provision	21,691	22,187
Allowance at end of period	$45,983	$45,047

Credit Quality Ratios - Total Company:

Allowance to total loans	1.04%	1.07%
Allowance to nonperforming loans	237	245
Net loan charge-offs to average loans	0.94	0.97

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.76%	0.76%
Allowance to nonperforming loans	171	179
Net loan charge-offs to average loans	0.04	0.03

Noninterest Income

Total Company noninterest income increased $701,000, or 2%, during the first six months of 2019 compared to the same period in 2018. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $22,000  for the first six months of 2019 compared to the same period in 2018. The following were the most significant categories affecting the change in noninterest income:

•

Service charges on deposit accounts decreased $232,000, or 3%, to $6.9 million for the first six months of 2019 compared the same period in 2018. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2019 and 2018 were $4.2 million and $4.2 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2019 and 2018 were $1.1 million and $897,000.

•

Interchange income increased $463,000, or 9%, with debit card interchange fees up $438,000, or 10%. An increase of 11% in active debit cards over the previous 12 months, as well as the corresponding usage on those cards, drove the increase in interchange fees.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.6 million, or 69%, during the first six months of 2019 compared to the same period in 2018, which resulted from a $39 million increase in secondary market loans originated from period to period combined with a $33 million increase in the Bank’s pipeline of secondary market loans in process from June 30, 2018 to June 30, 2019. Over the previous 12 months, the Bank has continued to invest in staffing and other resources for the mortgage banking function.  A sharp decline in long-term mortgage rates during the period, combined with the Bank’s continued investments in mortgage resources, contributed to the increased period-to-period mortgage activity.

Tax Refund Solutions segment

TRS’s noninterest income decreased $53,000,  during the first six months of 2019 compared to the same period in 2018 resulting from a $904,000, or 5%, increase in net RT revenue that was more than fully offset by the lack of a one-time $1.0 million nonrefundable capital commitment fee recorded during the first six months of 2018.   A nominal increase in RT pricing and a shift in the RT mix among the various Tax Providers primarily drove the rise in net RT revenues.

Republic Credit Solutions segment

RCS’s noninterest income decreased $900,000, or 26%, during the first six months of 2019 compared to the same period in 2018. As illustrated in Table 10 below, RCS program fees decreased $921,000, resulting primarily from a reduction in fees associated with the discontinuance of RCS’s credit-card product.

The following table presents RCS program fees by product:

Table 10 — RCS Program Fees by Product

	Six Months Ended Jun. 30,
(in thousands)	2019	2018	$ Change

Product:
Line of credit	$2,047	$2,129	$(82)
Credit card	—	1,036	(1,036)
Hospital receivables	93	73	20
Installment loans*	(225)	(402)	177
Total	$1,915	$2,836	$(921)

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $5.3 million, or 6%, during the first six months of 2019 compared to the same period in 2018. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $4.5 million, or 7%, for the first six months of 2019 compared to the same period in 2018. The most significant categories driving the change in noninterest expense were as follows:

•

Salaries and employee benefits expense increased $3.6 million, or 9%. Annual merit increases and the addition of 79 Traditional Bank FTE employees from June 30, 2018 to June 30, 2019 primarily drove the increase.

•

Interchange related expense increased $543,000, or 26%, primarily driven by a  7% increase in active debit cards from June 30, 2018 to June 30, 2019, along with transactional rate increases for fraud prevention services provided by the Bank’s third-party service provider.

Tax Refund Solutions segment

TRS’s noninterest expense increased $1.2 million, or 13%, during the first six months of 2019 compared to the same period in 2018 primarily due to $567,000 in legal reserves recorded during the first six months of 2019.

Republic Credit Solutions segment

RCS’s noninterest expense decreased $567,000, or 28%, during the first six months of 2019 compared to the same period in 2018 due to a $550,000 decrease in data processing expense resulting from the discontinuance of RCS’s credit card product.

Income Tax Expense

The Total Company effective income tax rate was 18% for the first six months of 2019 compared to 21% for the same period in 2018.  The following drove the lower rate in 2019:

•

As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of March 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $350,000 due to the enactment of HB354, with the majority of this benefit attributed to the Traditional Bank.

•

In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank.  Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return.  Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is approximately $815,000. This benefit was recorded in the second quarter of 2019, with 100% of this benefit attributed to the Traditional Bank.

•	The Company received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Traditional Bank.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2019 AND December 31, 2018

Table 11 — Loan Portfolio Composition

(in thousands)	June 30, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$907,826	$907,005
Owner occupied - correspondent*	78,943	94,827
Nonowner occupied	259,166	242,846
Commercial real estate	1,253,868	1,248,940
Construction & land development	190,984	175,178
Commercial & industrial	447,295	430,355
Lease financing receivables	17,271	15,031
Home equity	296,834	332,548
Consumer:
Credit cards	17,429	19,095
Overdrafts	894	1,102
Automobile loans	63,553	63,475
Other consumer	53,768	46,642
Total Traditional Banking	3,587,831	3,577,044
Warehouse lines of credit*	725,337	468,695
Total Core Banking	4,313,168	4,045,739

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	711	13,744
Republic Credit Solutions	96,790	88,744
Total Republic Processing Group	97,501	102,488

Total loans**	4,410,669	4,148,227
Allowance for loan and lease losses	(45,983)	(44,675)

Total loans, net	$4,364,686	$4,103,552

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $262 million, or 6%, during the first six months of 2019 to $4.4 billion at June 30, 2019. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking loans increased $11 million during the first six months of 2019, with $123 million of loan growth offset by $112 million of loans held for investment reclassified to held for sale during the second quarter of 2019.  The Bank entered into a definitive agreement in July 2019 to sell four of its banking centers, with the loans related to this agreement classified as held for sale as of June 30, 2019.

See Footnote 18 “Subsequent Event” of Part I Item 1 “Financial Statements” for additional information concerning the Bank’s agreement to sell four of its banking centers.

Warehouse Lending segment

Outstanding Warehouse balances increased $257 million from December 31, 2018 to June 30, 2019. A sharp decline in long-term fixed mortgage rates during 2019, along with normal seasonal increases in Warehouse usage rates, drove the increase in Warehouse balances.

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

The Company’s Allowance increased $1 million, or 3%, from December 31, 2018 to  $46 million at June 30, 2019, primarily driven by general growth in some Core Bank portfolios.  As a percent of total loans, the total Company’s Allowance decreased to 1.04% at June 30, 2019 compared to 1.08% at December 31, 2018.  An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Traditional Banking Allowance increased $1 million to  $31 million, driven primarily by a $1.2 million Provision for one large C&I relationship that defaulted during the second quarter of 2019. The Traditional Bank Allowance to total Traditional Bank loans increased two basis point to 0.87% when comparing June 30, 2019 to December 31, 2018. As historical losses within the Traditional Banking segment have remained relatively stable and low for a sustained period of time, no material changes to its reserve percentages were required for the first six months of 2019.

Warehouse Lending segment

The Warehouse Allowance increased to approximately $2 million, and the Warehouse Allowance to total Warehouse loans remained at 0.25% when comparing June 30, 2019 to December 31, 2018.  As of June 30, 2019, Warehouse had not incurred any historical losses, and as a result, its Allowance was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2019.

Republic Credit Solutions segment

The RCS Allowance remained at $13 million from December 31, 2018 to June 30, 2019.  RCS maintained an Allowance for two distinct credit products offered at June 30, 2019, including its line-of-credit product and its healthcare-receivables product.  At June 30, 2019, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables product to as high as 46% for its line-of-credit product.  The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI-Sub are considered “Classified.” Loans rated “Special Mention” or PCI-1 are considered Special Mention. The Bank’s Classified and Special Mention loans increased $4 million during the first six months of 2019 resulting primarily from the downgrade of one C&I relationship to Substandard during the second quarter of 2019. Despite personal guarantees associated with this relationship, the Company recorded a $1.2 million Provision for this C&I relationship due to the potential for a protracted legal conflict and the uncertainty associated with these types of legal conflicts, in general.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 12 — Classified and Special Mention Loans

(in thousands)	June 30, 2019	December 31, 2018

Loss	$—	$—
Doubtful	—	—
Substandard	24,458	19,860
Purchased Credit Impaired - Substandard	1,388	1,559
Total Classified Loans	25,846	21,419

Special Mention	20,826	21,205
Purchased Credit Impaired - Group 1	1,065	1,121
Total Special Mention Loans	21,891	22,326

Total Classified and Special Mention Loans	$47,737	$43,745

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $11 million and $8 million at June 30, 2019 and December 31, 2018.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.44% at June 30, 2019 from 0.39% at December 31, 2018, as the total balance of nonperforming loans increased by $3 million, or 20%, while total loans increased $262 million, or 6%,  during the first six months of 2019.  One C&I relationship placed on nonaccrual status during the second quarter of 2019 primarily drove the increase in nonperforming loans.

Table 13 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	June 30, 2019	December 31, 2018

Loans on nonaccrual status*	$19,238	$15,993
Loans past due 90-days-or-more and still on accrual**	166	145
Total nonperforming loans	19,404	16,138
Other real estate owned	1,095	160
Total nonperforming assets	$20,499	$16,298

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.44%	0.39%
Nonperforming assets to total loans (including OREO)	0.46	0.39
Nonperforming assets to total assets	0.36	0.31

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.45%	0.40%
Nonperforming assets to total loans (including OREO)	0.47	0.40
Nonperforming assets to total assets	0.37	0.32

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 14 — Nonperforming Loan Composition

	June 30, 2019		December 31, 2018
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$8,879	0.98%	$10,800	1.19%
Owner occupied - correspondent	848	1.07	382	0.40
Nonowner occupied	461	0.18	669	0.28
Commercial real estate	2,361	0.19	2,318	0.19
Construction & land development	134	0.07	—	—
Commercial & industrial	5,046	1.13	630	0.15
Lease financing receivables	—	—	—	—
Home equity	1,444	0.49	1,095	0.33
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	47	0.07	75	0.12
Other consumer	18	0.03	37	0.08
Total Traditional Banking	19,238	0.54	16,006	0.45
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,238	0.45	16,006	0.40

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	13	1.83	4	0.03
Republic Credit Solutions	153	0.16	128	0.14
Total Republic Processing Group	166	0.17	132	0.13

Total nonperforming loans	$19,404	0.44%	$16,138	0.39%

Table 15 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	104	$4,499	12	$2,146	2	$2,234	118	$8,879
Owner occupied - correspondent	—	—	2	848	—	—	2	848
Nonowner occupied	2	30	1	431	—	—	3	461
Commercial real estate	2	46	2	646	1	1,669	5	2,361
Construction & land development	—	—	1	134	—	—	1	134
Commercial & industrial	3	146	2	474	2	4,426	7	5,046
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	14	360	5	1,084	—	—	19	1,444
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	4	47	—	—	—	—	4	47
Other consumer	9	18	—	—	—	—	9	18
Total Traditional Banking	138	5,146	25	5,763	5	8,329	168	19,238
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	138	5,146	25	5,763	5	8,329	168	19,238

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	34	13	—	—	—	—	34	13
Republic Credit Solutions	231	153	—	—	—	—	231	153
Total Republic Processing Group	265	166	—	—	—	—	265	166

Total	403	$5,312	25	$5,763	5	$8,329	433	$19,404

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	108	$4,859	11	$2,401	3	$3,540	122	$10,800
Owner occupied - correspondent	—	—	1	382	—	—	1	382
Nonowner occupied	4	169	—	—	1	500	5	669
Commercial real estate	5	201	1	397	2	1,720	8	2,318
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	59	2	571	—	—	4	630
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	19	417	4	678	—	—	23	1,095
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	5	75	—	—	—	—	5	75
Other consumer	14	37	—	—	—	—	14	37
Total Traditional Banking	157	5,817	19	4,429	6	5,760	182	16,006
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	157	5,817	19	4,429	6	5,760	182	16,006

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	6	4	—	—	—	—	6	4
Republic Credit Solutions	960	128	—	—	—	—	960	128
Total Republic Processing Group	966	132	—	—	—	—	966	132

Total	1,123	$5,949	19	$4,429	6	$5,760	1,148	$16,138

Table 16 — Rollforward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Nonperforming loans at the beginning of the period	$15,560	$16,128	$16,138	$15,074
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	6,575	3,733	7,680	5,922
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,119)	(639)	(3,478)	(1,944)
Principal balance paydowns of loans nonperforming at both period ends	(578)	(441)	(956)	(594)
Net change in principal balance of other loans nonperforming at both period ends*	(34)	(421)	20	(98)

Nonperforming loans at the end of the period	$19,404	$18,360	$19,404	$18,360

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 17 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Loans charged off	$(285)	$—	$(298)	$(10)
Loans transferred to OREO	(980)	—	(1,036)	(184)
Loans refinanced at other institutions	(830)	(639)	(2,060)	(1,520)
Loans returned to accrual status	(24)	—	(84)	(230)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,119)	$(639)	$(3,478)	$(1,944)

Based on the Bank’s review at June 30, 2019, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.44% at June 30, 2019, from 0.38% at December 31, 2018,  primarily due to one C&I relationship that defaulted during the second quarter of 2019.

Core Bank delinquent loans to total Core Bank loans increased to 0.29%  at June 30, 2019 from 0.22% at December 31, 2018, primarily due to the previously mentioned C&I relationship that defaulted during the second quarter of 2019. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2019 and December 31, 2018 were on nonaccrual status.

Table 18 — Delinquent Loan Composition*

	June 30, 2019		December 31, 2018
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,058	0.45%	$5,525	0.61%
Owner occupied - correspondent	—	—	—	—
Nonowner occupied	671	0.26	1,008	0.42
Commercial real estate	898	0.07	1,099	0.09
Construction & land development	540	0.28	—	—
Commercial & industrial	4,933	1.10	25	0.01
Lease financing receivables	—	—	—	—
Home equity	978	0.33	784	0.24
Consumer:
Credit cards	90	0.52	129	0.68
Overdrafts	278	31.10	230	20.87
Automobile loans	64	0.10	28	0.04
Other consumer	14	0.03	47	0.10
Total Traditional Banking	12,524	0.35	8,875	0.25
Warehouse lines of credit	—	—	—	—
Total Core Banking	12,524	0.29	8,875	0.22

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	75	10.55	10	0.07
Republic Credit Solutions	6,727	6.95	7,077	7.97
Total Republic Processing Group	6,802	6.98	7,087	6.91

Total delinquent loans	$19,326	0.44%	$15,962	0.38%

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 19 — Rollforward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Delinquent loans at the beginning of the period	$34,187	$25,833	$15,962	$14,101
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	8,685	3,472	8,519	4,456
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(22,991)	(16,227)	(4,661)	(4,085)
Principal balance paydowns of loans delinquent at both period ends	(84)	(69)	(293)	(106)
Net change in principal balance of other loans delinquent at both period ends**	(471)	123	(201)	(1,234)
Delinquent loans at the end of period	$19,326	$13,132	$19,326	$13,132

*Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 20 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Loans charged off	$(306)	$(136)	$(316)	$(33)
Easy Advances* paid-off or charged-off	(19,099)	(13,163)	—	—
Loans transferred to OREO	(1,062)	—	(1,119)	(184)
Loans refinanced at other institutions	(746)	(570)	(1,309)	(1,643)
Loans paid current	(1,778)	(2,358)	(1,917)	(2,225)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(22,991)	$(16,227)	$(4,661)	$(4,085)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $43 million at June 30, 2019 compared to $41 million at December 31, 2018, an increase of $2 million during the first six months of 2019.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of June 30, 2019, the Bank had $33 million in TDRs, of which $11 million were also on nonaccrual status. As of December 31, 2018, the Bank had $33 million in TDRs, of which $8 million  were also on nonaccrual status.

Table 21 — Impaired Loan Composition

(in thousands)	June 30, 2019	December 31, 2018

Troubled debt restructurings	$32,911	$32,863
Impaired loans (which are not TDRs)	9,769	8,572
Total recorded investment in impaired loans	$42,680	$41,435

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Table 22 — Deposit Composition

(in thousands)	June 30, 2019	December 31, 2018

Core Bank:
Demand	$906,179	$937,402
Money market accounts	727,718	717,954
Savings	177,421	187,868
Individual retirement accounts(1)	50,970	53,524
Time deposits, $250 and over(1)	93,713	84,104
Other certificates of deposit(1)	246,392	239,324
Reciprocal money market and time deposits(1)(2)	192,792	217,153
Brokered deposits(1)	159,615	9,394
Total Core Bank interest-bearing deposits	2,554,800	2,446,723
Total Core Bank noninterest-bearing deposits	937,487	971,422
Total Core Bank deposits	3,492,287	3,418,145

Republic Processing Group:
Money market accounts	2,327	5,453
Total RPG interest-bearing deposits	2,327	5,453

Brokered prepaid card deposits	10,854	4,350
Other noninterest-bearing deposits	55,452	28,197
Total RPG noninterest-bearing deposits	66,306	32,547
Total RPG deposits	68,633	38,000

Deposits held for assumption in connection with sale of banking centers(3)	152,954	—

Total deposits	$3,713,874	$3,456,145

(1)	Includes time deposits.
(2)

Prior to June 2018, reciprocal deposits were classified as “brokered deposits.” The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, provides that most reciprocal deposits are no longer classified as brokered deposits if the Bank meets certain regulatory criteria.

(3)	See Footnote 18 “Subsequent Event” of Part I Item 1 “Financial Statements” for additional detail.

Total Company deposits increased $258 million, or 7%, from December 31, 2018 to $3.7 billion at June 30, 2019.  Total deposits at June 30, 2019 includes $153 million of deposits held for assumption in connection with the Bank’s agreement to sell four of its banking centers. These deposits held for assumption at June 30, 2019 include $105 million of interest-bearing and $48 million of noninterest-bearing deposits.

See Footnote 18 “Subsequent Event” of Part I Item 1 “Financial Statements” for additional information concerning the Bank’s agreement to sell four of its banking centers.

Total Company interest-bearing deposits increased $210 million, or 4%,  during the first six months of 2019 primarily due to the acquisition of $150 million of wholesale-brokered deposits. Promotional rates for time deposits and money market accounts offered through the Company’s MemoryBank digital brand primarily drove the remaining growth in interest-bearing deposits.

Total Company noninterest-bearing deposits increased  $48 million, or 5%, resulting primarily from a $34 million increase in RPG short-term deposits.

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

SSUARs increased approximately $43 million, or 24%, during the first six months of 2019, with this growth driven by one large corporate client. The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Federal Home Loan Bank Advances

Primarily to fund a seasonal increase in usage rates on its warehouse lines of credit, the Company experienced a $160 million increase in its FHLB overnight advances from December 31, 2018 to June 30, 2019. The Bank held $670 million in overnight advances at a rate of 2.46% as of June 30, 2019, compared to $510 million in overnight advances at a rate of 2.45% at December 31, 2018. Management anticipates its usage of FHLB advances will decrease during the third quarter as usage rates on warehouse lines descend from their seasonal highs.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 181% at June 30, 2019 and 120% at December 31, 2018. At June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents on-hand of $474 million and $351 million.  The Bank also had available borrowing capacity of $166 million and  $254 million from the FHLB at June 30, 2019 and December 31, 2018.  In addition, the Bank’s liquidity resources included unencumbered debt securities of $169 million and  $300 million as of June 30, 2019 and December 31, 2018 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2019 and December 31, 2018, these pledged investment securities had a fair value of $275 million and $241 million. Republic’s banking centers and its websites,  www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2019, the Bank had approximately $974 million in deposits from 154 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $497 million, or 13%, of the Company’s total deposit balances at June 30, 2019.  These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience, utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically during each quarter, has fallen short of its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors.  As of June 30, 2019, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future.  It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Total stockholders’ equity increased from $690 million at December 31, 2018 to $731 million at June 30, 2019. The increase in stockholders’ equity was primarily attributable to net income earned during 2019 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2019, RB&T could, without prior approval, declare dividends of approximately $118 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.10% at June 30, 2019 compared to 13.02% at December 31, 2018. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on July 1, 2019 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 23 — Capital Ratios

	As of June 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$795,533	16.16%	$757,727	16.80%
Republic Bank & Trust Company	692,049	14.07	654,258	14.52

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$709,550	14.41%	$673,052	14.92%
Republic Bank & Trust Company	646,066	13.14	609,583	13.53

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$749,550	15.23%	$713,052	15.81%
Republic Bank & Trust Company	646,066	13.14	609,583	13.53

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$749,550	13.72%	$713,052	14.11%
Republic Bank & Trust Company	646,066	11.83	609,583	12.06

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

As of June 30, 2019, a dynamic simulation model was run for interest rate changes from “Down 200” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2019 and ending June 30, 2020 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model excludes Traditional Bank loan fees.

Table 24 — Bank Interest Rate Sensitivity

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at June 30, 2019	(5.1)%	(3.8)%	2.3%	4.2%	5.9%
% Change from base net interest income at December 31, 2018	NA	(2.9)%	0.9%	0.3%	(0.9)%

The Bank’s dynamic simulation model run for June 2019 projected a decrease in the Bank’s net interest income for the Down 200 and 100 scenarios. The Up 100 through Up 300 scenarios for June 2019 reflected an increase in net interest income, with this increase more favorable than the comparable scenarios at December 2018. June 2019 scenarios were overall more favorable than December 2018.  The primary drivers behind this change in the up-rate scenarios are general increases in variable rate assets, along with increases in low-beta deposits and decreases in high-beta deposits. In addition, the second quarter and a 12-month forecast for market interest rates projected intermediate and long-term rates to be much lower than the December 2018 forecast.

The Core Bank indexes many of its financial instruments to either the FFTR, Prime, or LIBOR. These short-term market rates have generally trended higher since December 2015.  During this period, longer-term market rates have generally not increased as much, causing the yield curve to flatten.  During the first half of 2019, longer-term market rates began to generally trend lower, while the short-term market rates remained relatively stable, causing short-term market rates to be higher than some longer-term market rates on the yield curve. This event, in which short-term market rates are higher than longer-term market rates, is labelled an inverted yield curve.

A continued flattening or inverting of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease further or further invert, will likely have a negative impact on the Company’s net interest income and net interest margin.  Additionally, while parallel increases in short-term and long-term interest rates are generally believed by management to be more favorable to the Core Bank’s net interest income and net interest margin in the near term, management believes stable interest rates or a parallel decrease in short-term and long-term interest will likely have a negative impact on the Bank’s net interest income and net interest margin.  Under any interest rate scenario, however, if the Core Bank is unable to reasonably maintain its deposit balances and the cost of those deposits at acceptable levels, it will likely have a negative impact to the Core Bank’s net interest income and net interest margin.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2019 Compared to Three Months Ended June 30,  2018)” and RESULTS OF OPERATIONS (Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018).”

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. You should carefully consider the risk factors discussed below and in our 2018 Form 10-K, which could materially affect our business, financial condition or future results.

The planned discontinuance of LIBOR presents risks to the Company because the Company uses LIBOR as a reference rate for a portion of its financial instruments. LIBOR is used as a reference rate for a meaningful amount of the Company’s financial instruments, which means it is the base on which relevant interest rates are determined. Transactions include those in which the Company lends and borrows money, purchases securities, and enters into derivatives to manage client risk. The United Kingdom Financial Conduct Authority, the institution that regulates LIBOR, announced in July 2017 that it intends to stop persuading or compelling institutions to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.

There are ongoing efforts to establish an alternative reference rate. The Secured Overnight Financing Rate (“SOFR”) is considered the most likely alternative reference rate suitable for replacing LIBOR, but issues remain with respect to its implementation. As a result, the scope of its ultimate acceptance and the impact on rates, pricing and the ability to manage risk, including through derivatives, remain uncertain. No other alternative rate is currently under wide consideration. If SOFR or another rate does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption to all of the markets relying on the availability of a broadly accepted reference rate. Even if SOFR or another reference rate ultimately replaces LIBOR, risks will remain for the Company with respect to outstanding loans, derivatives or other instruments referencing LIBOR. Those risks arise in connection with transitioning those instruments to a new reference rate and the corresponding value transfer that may occur in connection with that transition. That is because a new reference rate likely will not exactly imitate LIBOR. As a result, for example, over the life of a transaction that transitions from LIBOR to a new reference rate, the Company’s monetary obligations to its counterparties and its yield from transactions with clients may change, potentially adversely to the Company.  For some instruments, the method of transitioning to a new reference rate may be challenging, especially if parties to an instrument cannot agree as to how to perform that transition.  If a contract is not transitioned to a new reference rate and LIBOR ceases to exist, the impact on the Company’s obligations is likely to vary by asset class and contract.  In addition, prior to LIBOR discontinuance, instruments that continue to refer to LIBOR may be impacted if there is a change in the availability or calculation of LIBOR. Risks related to transitioning instruments to a new reference rate or to how LIBOR is derived, and its availability include impacts on the yield on loans or securities held by the Company, amounts paid on Company debt, or amounts received and paid on derivative instruments it has contracted. The value of loans, securities, or derivative instruments tied to LIBOR and the trading market for LIBOR-based securities could also be impacted upon its discontinuance or if it is limited.

While the Company expects LIBOR to continue to be available in substantially its current form until the end of 2021 or shortly before that, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if a sufficient number of institutions decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2019 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	—	—	—
June 1 - June 30	—	—	—
Total	—	$—	—	195,520

The Company repurchased  no shares during the second quarter of 2019. There were 42,452 shares exchanged for stock option exercises during the second quarter of 2019. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2019, the Company had 195,520 shares that could be repurchased under its current share repurchase programs.

During the second quarter of 2019, there were 4,861 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six months Ended June 30, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Six months Ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 9, 2019	/s/ Steven E. Trager
By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: August 9, 2019	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer