Form 10-Q
period 2019-09-30
REPUBLIC BANCORP INC /KY/
filed 2019-11-08
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2019,  was 18,742,999 and 2,207,626.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition

ACH	Automated Clearing House	FDIA	Federal Deposit Insurance Act	PCI-1	PCI - Group 1
AFS	Available for Sale	FDIC	Federal Deposit Insurance Corporation	PCI-Sub	PCI - Substandard
Allowance	Allowance for Loan and Lease Losses	FFTR	Federal Funds Target Rate	Prime	The Wall Street Journal Prime Interest Rate
AOCI	Accumulated Other Comprehensive Income	FHLB	Federal Home Loan Bank	Provision	Provision for Loan and Lease Losses
APR	Annual Percentage Rate	FHLMC	Federal Home Loan Mortgage Corporation	PSU	Performance Stock Unit
ASC	Accounting Standards Codification	FICO	Fair Isaac Corporation	R&D	Research and Development
ASU	Accounting Standards Update	FNMA	Federal National Mortgage Association	RB&T / the Bank	Republic Bank & Trust Company
Basic EPS	Basic earnings per Class A Common Share	FRB	Federal Reserve Bank	RBCT	Republic Bancorp Capital Trust
BOLI	Bank Owned Life Insurance	FTE	Full Time Equivalent	RCS	Republic Credit Solutions
BPO	Brokered Price Opinion	FTP	Funds Transfer Pricing	Republic / the Company	Republic Bancorp, Inc.
C&D	Construction and Development	GAAP	Generally Accepted Accounting Principles in the United States	ROA	Return on Average Assets
C&I	Commercial and Industrial	HELOC	Home Equity Line of Credit	ROE	Return on Average Equity
CECL	Current Expected Credit Loss	HTM	Held to Maturity	RPG	Republic Processing Group
CMO	Collateralized Mortgage Obligation	IRS	Internal Revenue Service	RPS	Republic Payment Solutions
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LIBOR	London Interbank Offered Rate	RT	Refund Transfer
CRA	Community Reinvestment Act	Limestone	Limestone Bank	SEC	Securities and Exchange Commission
CRE	Commercial Real Estate	LPO	Loan Production Office	SSUAR	Securities Sold Under Agreements to Repurchase
Diluted EPS	Diluted earnings per Class A Common Share	LTV	Loan to Value	SVP	Senior Vice President
DTA	Deferred Tax Assets	MBS	Mortgage Backed Securities	TCJA	2017 Tax Cuts and Jobs Act
DTL	Deferred Tax Liabilities	MSRs	Mortgage Servicing Rights	TDR	Troubled Debt Restructuring
EA	Easy Advance	NA	Not Applicable	The Captive	Republic Insurance Services, Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	NM	Not Meaningful	TPS	Trust Preferred Securities
EFTA	Electronic Fund Transfers Act	OCI	Other Comprehensive Income	TRS	Tax Refund Solutions
ESPP	Employee Stock Purchase Plan	OREO	Other Real Estate Owned	TRUP	TPS Investment
EVP	Executive Vice President	OTTI	Other than Temporary Impairment	Warehouse	Warehouse Lending
FASB	Financial Accounting Standards Board	PCI	Purchased Credit Impaired

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	September 30,	December 31,
	2019	2018
ASSETS

Cash and cash equivalents	$397,072	$351,474
Available-for-sale debt securities	572,015	475,738
Held-to-maturity debt securities (fair value of $63,872 in 2019 and $64,858 in 2018)	63,315	65,227
Equity securities with readily determinable fair value	3,367	2,806
Mortgage loans held for sale, at fair value	32,739	8,971
Consumer loans held for sale, at the lower of cost or fair value	18,504	12,838
Loans held for sale in connection with sale of banking centers, at the lower of cost or fair value	130,770	—
Loans (loans carried at fair value of $1,187 in 2019 and $1,922 in 2018)	4,664,054	4,148,227
Allowance for loan and lease losses	(46,932)	(44,675)
Loans, net	4,617,122	4,103,552
Federal Home Loan Bank stock, at cost	32,242	32,067
Premises and equipment, net	45,264	43,126
Premises, held for sale	1,471	1,694
Right-of-use assets	36,051	—
Goodwill	16,300	16,300
Other real estate owned	119	160
Bank owned life insurance	66,037	64,883
Other assets and accrued interest receivable	71,259	61,568

TOTAL ASSETS	$6,103,647	$5,240,404

LIABILITIES

Deposits:
Noninterest-bearing	$1,031,553	$1,003,969
Interest-bearing	2,703,199	2,452,176
Deposits held for assumption in connection with sale of banking centers	142,384	—
Total deposits	3,877,136	3,456,145

Securities sold under agreements to repurchase and other short-term borrowings	167,949	182,990
Operating lease liabilities	37,391	—
Federal Home Loan Bank advances	1,170,000	810,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	65,484	60,095

Total liabilities	5,359,200	4,550,470

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,908	4,900
Additional paid in capital	141,904	141,018
Retained earnings	594,479	545,013
Accumulated other comprehensive income (loss)	3,156	(997)

Total stockholders’ equity	744,447	689,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,103,647	$5,240,404

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME:
Loans, including fees	$62,896	$56,296	$199,935	$179,867
Taxable investment securities	3,221	2,964	10,096	8,306
Federal Home Loan Bank stock and other	1,942	1,830	6,325	5,106
Total interest income	68,059	61,090	216,356	193,279

INTEREST EXPENSE:
Deposits	8,042	4,562	21,693	11,856
Securities sold under agreements to repurchase and other short-term borrowings	298	317	1,049	752
Federal Home Loan Bank advances	3,839	2,782	10,631	7,779
Subordinated note	394	396	1,252	1,110
Total interest expense	12,573	8,057	34,625	21,497

NET INTEREST INCOME	55,486	53,033	181,731	171,782
Provision for loan and lease losses	3,153	4,077	24,844	26,264
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	52,333	48,956	156,887	145,518

NONINTEREST INCOME:
Service charges on deposit accounts	3,749	3,579	10,650	10,708
Net refund transfer fees	317	149	21,046	19,974
Mortgage banking income	3,064	1,360	7,019	3,696
Interchange fee income	3,031	2,757	9,045	8,315
Program fees	1,317	1,686	3,428	4,705
Increase in cash surrender value of bank owned life insurance	394	385	1,154	1,135
Net gains on other real estate owned	267	248	487	700
Other	672	1,301	2,524	4,073
Total noninterest income	12,811	11,465	55,353	53,306

NONINTEREST EXPENSE:
Salaries and employee benefits	24,822	22,846	75,184	69,446
Occupancy and equipment, net	6,571	6,279	19,627	18,891
Communication and transportation	1,017	1,047	3,249	3,670
Marketing and development	1,420	1,449	3,800	3,648
FDIC insurance expense	—	360	743	1,230
Bank franchise tax expense	935	710	4,366	4,088
Data processing	2,344	2,350	6,657	7,179
Interchange related expense	1,138	1,138	3,755	3,243
Supplies	292	314	1,358	998
Other real estate owned and other repossession expense	130	2	324	63
Legal and professional fees	1,026	935	2,756	2,706
Other	2,716	3,782	9,529	9,727
Total noninterest expense	42,411	41,212	131,348	124,889

INCOME BEFORE INCOME TAX EXPENSE	22,733	19,209	80,892	73,935
INCOME TAX EXPENSE	4,325	1,798	14,961	13,389
NET INCOME	$18,408	$17,411	$65,931	$60,546

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.88	$0.84	$3.17	$2.92
Class B Common Stock	0.80	0.76	2.88	2.65

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.88	$0.83	$3.15	$2.90
Class B Common Stock	0.80	0.76	2.87	2.64

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$18,408	$17,411	$65,931	$60,546

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(3)	54	(218)	330
Reclassification amount for net derivative losses realized in income	(2)	1	(34)	36
Change in unrealized (loss) gain on AFS debt securities	86	(467)	5,759	(3,130)
Adjustment for adoption of ASU 2016-01	—	—	—	(428)
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(24)	(2)	(58)	(19)
Total other comprehensive income (loss) before income tax	57	(414)	5,449	(3,211)
Tax effect	(163)	88	(1,296)	676
Total other comprehensive income (loss), net of tax	(106)	(326)	4,153	(2,535)

COMPREHENSIVE INCOME	$18,302	$17,085	$70,084	$58,011

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2019	18,740	2,208	$4,907	$141,525	$581,734	$3,262	$731,428

Net income	—	—	—	—	18,408	—	18,408
Net change in accumulated other comprehensive income	—	—	—	—	—	(106)	(106)
Dividends declared on Common Stock:
Class A Shares ($0.264 per share)	—	—	—	—	(4,961)	—	(4,961)
Class B Shares ($0.240 per share)	—	—	—	—	(530)	—	(530)
Stock options exercised, net of shares withheld	3	—	1	(73)	—	—	(72)
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Repurchase of Class A Common Stock	(4)	—	(1)	(28)	(172)	—	(201)
Net change in notes receivable on Class A Common Stock	—	—	—	(46)	—	—	(46)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	49	—	—	49
Designated key employees	—	—	—	76	—	—	76
Employee stock purchase plan - Class A Common Stock	3	—	—	137	—	—	137
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	2	—	1	184	—	—	185
Stock options	—	—	—	80	—	—	80

Balance, September 30, 2019	18,744	2,208	$4,908	$141,904	$594,479	$3,156	$744,447

	Three Months Ended September 30, 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, July 1, 2018	18,677	2,215	$4,903	$140,114	$520,784	$(1,793)	$664,008

Net income	—	—	—	—	17,411	—	17,411
Net change in accumulated other comprehensive income	—	—	—	—	—	(326)	(326)
Dividends declared on Common Stock:
Class A Shares ($0.242 per share)	—	—	—	—	(4,517)	—	(4,517)
Class B Shares ($0.220 per share)	—	—	—	—	(487)	—	(487)
Stock options exercised, net of shares withheld	1	—	—	35	—	—	35
Conversion of Class B to Class A Common Shares	2	(2)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(25)	—	—	(25)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	62	—	—	62
Designated key employees	—	—	—	284	—	—	284
Employee stock purchase plan - Class A Common Stock	3	—	1	123	—	—	124
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	53	—	—	53
Restricted stock	(1)	—	—	132	—	—	132
Stock options	—	—	—	56	—	—	56

Balance, September 30, 2018	18,682	2,213	$4,904	$140,834	$533,191	$(2,119)	$676,810

See accompanying footnotes to consolidated financial statements.

	Nine Months Ended September 30, 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2019	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	65,931	—	65,931
Net change in accumulated other comprehensive income	—	—	—	—	—	4,153	4,153
Dividends declared on Common Stock:
Class A Shares ($0.792 per share)	—	—	—	—	(14,826)	—	(14,826)
Class B Shares ($0.720 per share)	—	—	—	—	(1,591)	—	(1,591)
Stock options exercised, net of shares withheld	37	—	9	(183)	—	—	(174)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(12)	—	(2)	(404)	(174)	—	(580)
Net change in notes receivable on Class A Common Stock	—	—	—	(238)	—	—	(238)
Deferred compensation - Class A Common Stock:
Directors	5	—	—	155	—	—	155
Designated key employees	—	—	—	302	—	—	302
Employee stock purchase plan - Class A Common Stock	8	—	—	372	—	—	372
Stock-based awards - Class A Common Stock:
Performance stock units	23	—	—	(57)	—	—	(57)
Restricted stock	3	—	1	659	—	—	660
Stock options	—	—	—	280	—	—	280

Balance, September 30, 2019	18,744	2,208	$4,908	$141,904	$594,479	$3,156	$744,447

	Nine Months Ended September 30, 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2018	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)
Net income	—	—	—	—	60,546	—	60,546
Net change in accumulated other comprehensive income	—	—	—	—	—	(2,197)	(2,197)
Dividends declared on Common Stock:
Class A Shares ($0.726 per share)	—	—	—	—	(13,552)	—	(13,552)
Class B Shares ($0.660 per share)	—	—	—	—	(1,468)	—	(1,468)
Stock options exercised, net of shares withheld	3	—	—	83	—	—	83
Conversion of Class B to Class A Common Shares	30	(30)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	44	—	—	44
Deferred compensation - Class A Common Stock:
Directors	5	—	1	164	—	—	165
Designated key employees	—	—	—	284	—	—	284
Employee stock purchase plan - Class A Common Stock	3	—	1	123	—	—	124
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	106	—	—	106
Restricted stock	34	—	—	450	—	—	450
Stock options	—	—	—	174	—	—	174

Balance, September 30, 2018	18,682	2,213	$4,904	$140,834	$533,191	$(2,119)	$676,810

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$65,931	$60,546
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	(95)	(204)
Net accretion on loans and amortization of core deposit intangible and operating lease components	(2,622)	(2,744)
Unrealized (gains) losses on equity securities with readily determinable fair value	(561)	211
Depreciation of premises and equipment	6,989	7,020
Amortization of mortgage servicing rights	1,275	1,092
Provision for loan and lease losses	24,844	26,264
Net gain on sale of mortgage loans held for sale	(6,452)	(2,985)
Origination of mortgage loans held for sale	(247,071)	(133,273)
Proceeds from sale of mortgage loans held for sale	229,755	134,157
Net gain on sale of consumer loans held for sale	(3,869)	(4,429)
Origination of consumer loans held for sale	(534,268)	(582,871)
Proceeds from sale of consumer loans held for sale	532,471	576,646
Net gain realized on sale of other real estate owned	(487)	(700)
Impairment of premises held for sale	198	356
Deferred compensation expense - Class A Common Stock	457	449
Stock-based awards expense - Class A Common Stock	883	730
Increase in cash surrender value of bank owned life insurance	(1,154)	(1,135)
Net change in other assets and liabilities:
Accrued interest receivable	269	(1,614)
Accrued interest payable	1,278	6
Other assets	(6,011)	2,314
Other liabilities	(1,836)	5,870
Net cash provided by operating activities	59,924	85,706

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(350,036)	(159,880)
Purchases of held-to-maturity debt securities	—	(4,934)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	259,569	236,138
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	1,897	3,213
Net change in outstanding warehouse lines of credit	(504,893)	(35,242)
Net change in other loans	(163,133)	(108,750)
Proceeds from redemption of Federal Home Loan Bank stock	2,102	—
Purchase of Federal Home Loan Bank stock	(2,277)	—
Proceeds from sales of other real estate owned	1,892	1,153
Net purchases of premises and equipment	(9,102)	(7,716)
Net cash used in investing activities	(763,981)	(76,018)

FINANCING ACTIVITIES:
Net change in deposits	420,991	133,527
Net change in securities sold under agreements to repurchase and other short-term borrowings	(15,041)	(40,253)
Payments of Federal Home Loan Bank advances	(590,000)	(417,500)
Proceeds from Federal Home Loan Bank advances	950,000	395,000
Repurchase of Class A Common Stock	(580)	—
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	372	124
Net proceeds from Class A Common Stock options exercised	(174)	83
Cash dividends paid	(15,913)	(14,508)
Net cash provided by financing activities	749,655	56,473

NET CHANGE IN CASH AND CASH EQUIVALENTS	45,598	66,161
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	351,474	299,351
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$397,072	$365,512

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$33,348	$21,491
Income taxes	11,506	10,196

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$1,414	$408
Transfers from loans held for sale to held for investment	—	2,237
Transfers from loans held for investment to held for sale	130,770	1,392
Unfunded commitments in low-income-housing investments	—	12,574
Right-of-use assets recorded upon adoption of ASU 2016-02	41,726	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30,  2019 AND 2018 AND DECEMBER 31, 2018 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Republic Bank & Trust Company and Republic Insurance Services, Inc. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2018.

As of September 30, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2019, Republic had 45 full-service banking centers and two LPOs with locations as follows:

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

Accounting Standards Updates Issued

The following ASUs were issued prior to September 30, 2019 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be re-disclosed below.

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

2019-05	Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief	This ASU provides the fair value option for certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses.	January 1, 2020	Modified-retrospective approach.	Immaterial

2019-07	Codification Updates to SEC Sections	This ASU amends certain SEC sections within the FASB Codification to update and simplify disclosure.	Upon addition to the FASB Codification	NA	Immaterial

Accounting Standards Updates Adopted

The following ASUs were adopted by the Company during the nine months ended September 30, 2019:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-02	Leases (Topic 842)

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

2017-12	Derivatives and Hedging (Topic 815)	The amendments in this ASU make certain targeted improvements to simplify the application of hedge accounting.	January 1, 2019	Prospectively.	Immaterial

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The gross amortized cost and fair value of AFS debt securities and the related gross unrealized gains and losses recognized in AOCI were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$257,468	$78	$(244)	$257,302
Private label mortgage backed security	2,289	1,306	—	3,595
Mortgage backed securities - residential	227,929	2,935	(170)	230,694
Collateralized mortgage obligations	66,441	281	(142)	66,580
Corporate bonds	10,000	—	(156)	9,844
Trust preferred security	3,564	436	—	4,000
Total available-for-sale debt securities	$567,691	$5,036	$(712)	$572,015

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$218,502	$25	$(1,654)	$216,873
Private label mortgage backed security	2,348	1,364	—	3,712
Mortgage backed securities - residential	168,992	1,470	(1,253)	169,209
Collateralized mortgage obligations	73,740	222	(1,151)	72,811
Corporate bonds	10,000	—	(942)	9,058
Trust preferred security	3,533	542	—	4,075
Total available-for-sale debt securities	$477,115	$3,623	$(5,000)	$475,738

Held-to-Maturity Debt Securities

The carrying value, gross unrecognized gains and losses, and fair value of HTM debt securities were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2019 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$105	$7	$—	$112
Collateralized mortgage obligations	17,724	132	(30)	17,826
Corporate bonds	45,024	447	—	45,471
Obligations of state and political subdivisions	462	1	—	463
Total held-to-maturity debt securities	$63,315	$587	$(30)	$63,872

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$132	$8	$—	$140
Collateralized mortgage obligations	19,544	178	(46)	19,676
Corporate bonds	45,088	16	(514)	44,590
Obligations of state and political subdivisions	463	—	(11)	452
Total held-to-maturity debt securities	$65,227	$202	$(571)	$64,858

Sales of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2019 and 2018, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2019 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
September 30, 2019 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$172,143	$172,120	$5,130	$5,127
Due from one year to five years	95,325	95,026	35,410	35,819
Due from five years to ten years	—	—	4,946	4,988
Due beyond ten years	3,564	4,000	—	—
Private label mortgage backed security	2,289	3,595	—	—
Mortgage backed securities - residential	227,929	230,694	105	112
Collateralized mortgage obligations	66,441	66,580	17,724	17,826
Total debt securities	$567,691	$572,015	$63,315	$63,872

Unrealized-Loss Analysis on Debt Securities

Debt securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$40,191	$(162)	$74,906	$(82)	$115,097	$(244)
Mortgage backed securities - residential	38,001	(40)	20,167	(130)	58,168	(170)
Collateralized mortgage obligations	8,079	(16)	10,738	(126)	18,817	(142)
Corporate bonds	—	—	9,844	(156)	9,844	(156)
Total available-for-sale debt securities	$86,271	$(218)	$115,655	$(494)	$201,926	$(712)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$71,627	$(598)	$106,136	$(1,056)	$177,763	$(1,654)
Mortgage backed securities - residential	43,691	(484)	32,003	(769)	75,694	(1,253)
Collateralized mortgage obligations	16,487	(473)	31,071	(678)	47,558	(1,151)
Corporate bonds	9,058	(942)	—	—	9,058	(942)
Total available-for-sale debt securities	$140,863	$(2,497)	$169,210	$(2,503)	$310,073	$(5,000)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$4,132	$(4)	$4,965	$(26)	$9,097	$(30)
Total held-to-maturity debt securities:	$4,132	$(4)	$4,965	$(26)	$9,097	$(30)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,539	$(46)	$5,539	$(46)
Corporate bonds	39,499	(514)	—	—	39,499	(514)
Obligations of state and political subdivisions	105	(1)	347	(10)	452	(11)
Total held-to-maturity debt securities:	$39,604	$(515)	$5,886	$(56)	$45,490	$(571)

At September 30, 2019, the Bank’s security portfolio consisted of 172 securities, 32 of which were in an unrealized loss position.

At December 31, 2018, the Bank’s security portfolio consisted of 182 securities, 65 of which were in an unrealized loss position.

At September 30, 2019 and December 31, 2018, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Corporate Bonds

From 2013 to 2018, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 9% and 10% of the Bank’s investment portfolio as of September 30, 2019 and December 31, 2018. During 2018, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of September 30, 2019, this bond reflected an unrealized loss of $156,000. The Bank does not intend to sell this bond, and it is likely that it will not be required to sell this bond before the bond’s anticipated recovery, therefore, management does not consider this bond to have OTTI.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At September 2019, with the exception of the $3.6 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. At September 30, 2019 and December 31, 2018, there were gross unrealized losses of $312,000 and $2.4 million related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

The Bank owns one private label mortgage backed security with a total carrying value of $3.6 million at September 30, 2019. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2019	December 31, 2018

Carrying amount	$444,309	$240,590
Fair value	444,316	240,700

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$882	$—	$882
Community Reinvestment Act mutual fund	2,500	—	(15)	2,485
Total equity securities with readily determinable fair values	$2,500	$882	$(15)	$3,367

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,500	—	(104)	2,396
Total equity securities with readily determinable fair values	$2,500	$410	$(104)	$2,806

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$95	$95	$—	$(57)	$(57)
Community Reinvestment Act mutual fund	—	19	19	—	(19)	(19)
Total equity securities with readily determinable fair value	$—	$114	$114	$—	$(76)	$(76)

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$472	$472	$—	$(141)	$(141)
Community Reinvestment Act mutual fund	—	89	89	—	(70)	(70)
Total equity securities with readily determinable fair value	$—	$561	$561	$—	$(211)	$(211)

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

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$37,609	$13,684	$12,838	$8,551
Origination of consumer loans held for sale	187,856	209,462	534,268	565,886
Loans transferred to held for investment	—	1,392	—	1,392
Proceeds from the sale of consumer loans held for sale	(208,211)	(205,078)	(532,471)	(559,607)
Net gain on sale of consumer loans held for sale	1,250	1,577	3,869	4,815
Balance, end of period	$18,504	$21,037	$18,504	$21,037

Loans Held for Sale in Connection with Sale of Banking Centers, at the Lower of Cost or Fair Value

See additional detail regarding loans held for sale in connection with Sale of Banking Centers under Footnote 18 “Agreement to  Sell Four  Banking Centers” in this section of the filing.

4. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$889,554	$907,005
Owner occupied - correspondent*	71,654	94,827
Nonowner occupied	255,808	242,846
Commercial real estate	1,266,290	1,248,940
Construction & land development	192,535	175,178
Commercial & industrial	464,614	430,355
Lease financing receivables	14,820	15,031
Home equity	296,339	332,548
Consumer:
Credit cards	17,722	19,095
Overdrafts	1,075	1,102
Automobile loans	59,403	63,475
Other consumer	60,655	46,642
Total Traditional Banking	3,590,469	3,577,044
Warehouse lines of credit*	973,588	468,695
Total Core Banking	4,564,057	4,045,739

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	846	13,744
Republic Credit Solutions	99,151	88,744
Total Republic Processing Group	99,997	102,488

Total loans**	4,664,054	4,148,227
Allowance for loan and lease losses	(46,932)	(44,675)

Total loans, net	$4,617,122	$4,103,552

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	September 30, 2019	December 31, 2018

Contractually receivable	$4,663,081	$4,147,249
Unearned income(1)	(1,226)	(1,038)
Unamortized premiums(2)	425	588
Unaccreted discounts(3)	(2,673)	(3,400)
Net unamortized deferred origination fees and costs(4)	4,447	4,828
Carrying value of loans	$4,664,054	$4,148,227

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased Credit-Impaired Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans:

(in thousands)	September 30, 2019	December 31, 2018

Contractually required principal	$3,759	$4,251
Non-accretable amount	(1,356)	(1,521)
Accretable amount	(50)	(50)
Carrying value of loans	$2,353	$2,680

The following table presents a rollforward of the accretable amount on all PCI loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$(50)	$(100)	$(50)	$(140)
Transfers between non-accretable and accretable*	(88)	(168)	(230)	(409)
Net accretion into interest income on loans, including loan fees	88	168	230	449
Balance, end of period	$(50)	$(100)	$(50)	$(100)

*Transfers are primarily attributable to changes in estimated cash flows of the underlying loans.

Credit Quality Indicators

The following tables include loans by risk category based on the Bank’s internal analyses. Risk categories are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

September 30, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$12,733	$12,334	$—	$141	$1,326	$26,534
Owner occupied - correspondent	—	—	1,328	—	—	—	1,328
Nonowner occupied	—	489	1,241	—	—	—	1,730
Commercial real estate	1,252,223	3,555	9,662	—	850	—	1,266,290
Construction & land development	190,156	2,321	58	—	—	—	192,535
Commercial & industrial	460,391	906	3,294	—	23	—	464,614
Lease financing receivables	14,820	—	—	—	—	—	14,820
Home equity	—	—	2,783	—	4	6	2,793
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	188	—	—	—	188
Other consumer	—	—	372	—	—	3	375
Total Traditional Banking	1,917,590	20,004	31,260	—	1,018	1,335	1,971,207
Warehouse lines of credit	973,588	—	—	—	—	—	973,588
Total Core Banking	2,891,178	20,004	31,260	—	1,018	1,335	2,944,795

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	118	—	—	—	118
Republic Credit Solutions	—	—	109	—	—	—	109
Total Republic Processing Group	—	—	227	—	—	—	227

Total rated loans	$2,891,178	$20,004	$31,487	$—	$1,018	$1,335	$2,945,022

December 31, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$14,536	$11,690	$—	$170	$1,476	$27,872
Owner occupied - correspondent	—	—	382	—	—	—	382
Nonowner occupied	—	575	1,889	—	—	—	2,464
Commercial real estate	1,239,576	5,281	3,162	—	921	—	1,248,940
Construction & land development	175,113	—	65	—	—	—	175,178
Commercial & industrial	428,897	813	620	—	25	—	430,355
Lease financing receivables	15,031	—	—	—	—	—	15,031
Home equity	—	—	1,361	—	5	81	1,447
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	91	—	—	—	91
Other consumer	—	—	462	—	—	2	464
Total Traditional Banking	1,858,617	21,205	19,722	—	1,121	1,559	1,902,224
Warehouse lines of credit	468,695	—	—	—	—	—	468,695
Total Core Banking	2,327,312	21,205	19,722	—	1,121	1,559	2,370,919

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	138	—	—	—	138
Total Republic Processing Group	—	—	138	—	—	—	138

Total rated loans	$2,327,312	$21,205	$19,860	$—	$1,121	$1,559	$2,371,057

*The above tables exclude all non-classified residential real estate, home equity and consumer loans at the respective period ends.

Allowance for Loan and Lease Losses

The following table presents the activity in the Allowance by portfolio class:

	Allowance Rollforward
	Three Months Ended September 30,
	2019					2018
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$5,016	$(296)	$(17)	$121	$4,824	$6,035	$(136)	$(46)	$18	$5,871
Owner occupied - correspondent	197	(18)	—	—	179	263	(15)	—	—	248
Nonowner occupied	1,775	40	—	5	1,820	1,552	42	(1)	—	1,593
Commercial real estate	10,566	1,390	(1,407)	—	10,549	9,815	187	—	1	10,003
Construction & land development	2,910	(93)	—	—	2,817	2,825	(160)	—	3	2,668
Commercial & industrial	4,221	155	—	1	4,377	2,318	281	(75)	4	2,528
Lease financing receivables	181	(25)	—	—	156	160	—	—	—	160
Home equity	3,124	(102)	—	23	3,045	3,658	(81)	(14)	59	3,622
Consumer:
Credit cards	1,028	54	(77)	18	1,023	805	148	(94)	9	868
Overdrafts	894	491	(363)	53	1,075	878	372	(332)	65	983
Automobile loans	708	(32)	(23)	—	653	664	110	(7)	2	769
Other consumer	549	(9)	(84)	79	535	776	(52)	(102)	70	692
Total Traditional Banking	31,169	1,555	(1,971)	300	31,053	29,749	696	(671)	231	30,005
Warehouse lines of credit	1,814	620	—	—	2,434	1,585	(183)	—	—	1,402
Total Core Banking	32,983	2,175	(1,971)	300	33,487	31,334	513	(671)	231	31,407

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	(2,098)	—	2,098	—	—	(1,036)	—	1,036	—
Other TRS loans	232	90	(90)	2	234	67	8	—	—	75
Republic Credit Solutions	12,768	2,986	(2,799)	256	13,211	13,646	4,592	(6,204)	308	12,342
Total Republic Processing Group	13,000	978	(2,889)	2,356	13,445	13,713	3,564	(6,204)	1,344	12,417

Total	$45,983	$3,153	$(4,860)	$2,656	$46,932	$45,047	$4,077	$(6,875)	$1,575	$43,824

	Allowance Rollforward
	Nine Months Ended September 30,
	2019					2018
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$5,798	$(953)	$(401)	$380	$4,824	$6,182	$(443)	$(85)	$217	$5,871
Owner occupied - correspondent	237	(58)	—	—	179	292	(44)	—	—	248
Nonowner occupied	1,662	218	(73)	13	1,820	1,396	491	(320)	26	1,593
Commercial real estate	10,030	1,922	(1,407)	4	10,549	9,043	831	—	129	10,003
Construction & land development	2,555	262	—	—	2,817	2,364	274	—	30	2,668
Commercial & industrial	2,873	1,498	—	6	4,377	2,198	491	(200)	39	2,528
Lease financing receivables	158	(2)	—	—	156	174	(14)	—	—	160
Home equity	3,477	(480)	(13)	61	3,045	3,754	(372)	(48)	288	3,622
Consumer:
Credit cards	1,140	133	(303)	53	1,023	607	507	(282)	36	868
Overdrafts	1,102	760	(956)	169	1,075	974	685	(891)	215	983
Automobile loans	724	(55)	(23)	7	653	687	90	(11)	3	769
Other consumer	591	(74)	(198)	216	535	1,162	(338)	(358)	226	692
Total Traditional Banking	30,347	3,171	(3,374)	909	31,053	28,833	2,158	(2,195)	1,209	30,005
Warehouse lines of credit	1,172	1,262	—	—	2,434	1,314	88	—	—	1,402
Total Core Banking	31,519	4,433	(3,374)	909	33,487	30,147	2,246	(2,195)	1,209	31,407

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	11,322	(13,425)	2,103	—	—	11,360	(12,478)	1,118	—
Other TRS loans	107	496	(371)	2	234	12	113	(55)	5	75
Republic Credit Solutions	13,049	8,593	(9,306)	875	13,211	12,610	12,545	(13,669)	856	12,342
Total Republic Processing Group	13,156	20,411	(23,102)	2,980	13,445	12,622	24,018	(26,202)	1,979	12,417

Total	$44,675	$24,844	$(26,476)	$3,889	$46,932	$42,769	$26,264	$(28,397)	$3,188	$43,824

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	September 30, 2019	December 31, 2018

Loans on nonaccrual status*	$20,574	$15,993
Loans past due 90-days-or-more and still on accrual**	175	145
Total nonperforming loans	20,749	16,138
Other real estate owned	119	160
Total nonperforming assets	$20,868	$16,298

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.44%	0.39%
Nonperforming assets to total loans (including OREO)	0.45	0.39
Nonperforming assets to total assets	0.34	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.45%	0.40%
Nonperforming assets to total loans (including OREO)	0.45	0.40
Nonperforming assets to total assets	0.35	0.32

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Traditional Banking:
Residential real estate:
Owner occupied	$9,728	$10,800	$—	$—
Owner occupied - correspondent	1,328	382	—	—
Nonowner occupied	26	669	—	—
Commercial real estate	4,690	2,318	—	—
Construction & land development	—	—	—	—
Commercial & industrial	3,014	630	—	—
Lease financing receivables	—	—	—	—
Home equity	1,659	1,095	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	116	75	—	—
Other consumer	13	24	—	13
Total Traditional Banking	20,574	15,993	—	13
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,574	15,993	—	13

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	109	4
Republic Credit Solutions	—	—	66	128
Total Republic Processing Group	—	—	175	132

Total	$20,574	$15,993	$175	$145

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2019	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,293	$376	$2,462	$4,131	$885,423	$889,554
Owner occupied - correspondent	—	—	958	958	70,696	71,654
Nonowner occupied	—	—	—	—	255,808	255,808
Commercial real estate	597	2,335	979	3,911	1,262,379	1,266,290
Construction & land development	150	—	—	150	192,385	192,535
Commercial & industrial	143	—	2,572	2,715	461,899	464,614
Lease financing receivables	—	—	—	—	14,820	14,820
Home equity	132	350	702	1,184	295,155	296,339
Consumer:
Credit cards	58	26	—	84	17,638	17,722
Overdrafts	248	4	1	253	822	1,075
Automobile loans	46	51	—	97	59,306	59,403
Other consumer	6	7	—	13	60,642	60,655
Total Traditional Banking	2,673	3,149	7,674	13,496	3,576,973	3,590,469
Warehouse lines of credit	—	—	—	—	973,588	973,588
Total Core Banking	2,673	3,149	7,674	13,496	4,550,561	4,564,057

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	55	72	109	236	610	846
Republic Credit Solutions	5,497	1,077	66	6,640	92,511	99,151
Total Republic Processing Group	5,552	1,149	175	6,876	93,121	99,997

Total	$8,225	$4,298	$7,849	$20,372	$4,643,682	$4,664,054
Delinquency ratio***	0.18%	0.09%	0.17%	0.44%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2018	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,137	$748	$3,640	$5,525	$901,480	$907,005
Owner occupied - correspondent	—	—	—	—	94,827	94,827
Nonowner occupied	349	—	659	1,008	241,838	242,846
Commercial real estate	511	—	588	1,099	1,247,841	1,248,940
Construction & land development	—	—	—	—	175,178	175,178
Commercial & industrial	—	—	25	25	430,330	430,355
Lease financing receivables	—	—	—	—	15,031	15,031
Home equity	558	—	226	784	331,764	332,548
Consumer:
Credit cards	82	46	1	129	18,966	19,095
Overdrafts	223	5	2	230	872	1,102
Automobile loans	—	28	—	28	63,447	63,475
Other consumer	27	7	13	47	46,595	46,642
Total Traditional Banking	2,887	834	5,154	8,875	3,568,169	3,577,044
Warehouse lines of credit	—	—	—	—	468,695	468,695
Total Core Banking	2,887	834	5,154	8,875	4,036,864	4,045,739

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	2	4	4	10	13,734	13,744
Republic Credit Solutions	5,734	1,215	128	7,077	81,667	88,744
Total Republic Processing Group	5,736	1,219	132	7,087	95,401	102,488

Total	$8,623	$2,053	$5,286	$15,962	$4,132,265	$4,148,227
Delinquency ratio***	0.21%	0.05%	0.13%	0.38%

*All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2019	December 31, 2018

Loans with no allocated Allowance	$28,021	$19,555
Loans with allocated Allowance	20,536	21,880
Total recorded investment in impaired loans	$48,557	$41,435

Amount of the allocated Allowance	$3,856	$3,764

Approximately $2 million and $3 million of impaired loans at September 30, 2019 and December 31, 2018 were PCI loans. Approximately $2 million and $2 million of impaired loans at September 30, 2019 and December 31, 2018 were formerly PCI loans that became classified as “impaired” through a post-acquisition troubled debt restructuring.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
September 30, 2019	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$1,266	$3,325	$233	$4,824	$23,848	$864,239	$1,467	$—	$889,554	0.54%
Owner occupied - correspondent	—	179	—	179	1,329	70,325	—	—	71,654	0.25
Nonowner occupied	—	1,820	—	1,820	1,405	254,403	—	—	255,808	0.71
Commercial real estate	148	10,393	8	10,549	12,879	1,252,561	850	—	1,266,290	0.83
Construction & land development	1	2,816	—	2,817	58	192,477	—	—	192,535	1.46
Commercial & industrial	1,532	2,845	—	4,377	3,309	461,282	—	23	464,614	0.94
Lease financing receivables	—	156	—	156	—	14,820	—	—	14,820	1.05
Home equity	231	2,814	—	3,045	2,787	293,541	11	—	296,339	1.03
Consumer:
Credit cards	—	1,023	—	1,023	—	17,722	—	—	17,722	5.77
Overdrafts	—	1,075	—	1,075	—	1,075	—	—	1,075	100.00
Automobile loans	60	593	—	653	188	59,215	—	—	59,403	1.10
Other consumer	353	182	—	535	372	60,281	2	—	60,655	0.88
Total Traditional Banking	3,591	27,221	241	31,053	46,175	3,541,941	2,330	23	3,590,469	0.86
Warehouse lines of credit	—	2,434	—	2,434	—	973,588	—	—	973,588	0.25
Total Core Banking	3,591	29,655	241	33,487	46,175	4,515,529	2,330	23	4,564,057	0.73

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	234	—	234	—	846	—	—	846	27.66
Republic Credit Solutions	24	13,187	—	13,211	52	99,099	—	—	99,151	13.32
Total Republic Processing Group	24	13,421	—	13,445	52	99,945	—	—	99,997	13.45
Total	$3,615	$43,076	$241	$46,932	$46,227	$4,615,474	$2,330	$23	$4,664,054	1.01%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2018	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,052	$3,365	$381	$5,798	$24,860	$880,500	$1,645	$—	$907,005	0.64%
Owner occupied - correspondent	—	237	—	237	382	94,445	—	—	94,827	0.25
Nonowner occupied	4	1,658	—	1,662	2,406	240,440	—	—	242,846	0.68
Commercial real estate	294	9,727	9	10,030	8,104	1,239,915	919	2	1,248,940	0.80
Construction & land development	4	2,551	—	2,555	65	175,113	—	—	175,178	1.46
Commercial & industrial	130	2,743	—	2,873	1,020	429,310	—	25	430,355	0.67
Lease financing receivables	—	158	—	158	—	15,031	—	—	15,031	1.05
Home equity	286	3,117	74	3,477	1,361	331,101	86	—	332,548	1.05
Consumer:
Credit cards	—	1,140	—	1,140	—	19,095	—	—	19,095	5.97
Overdrafts	—	1,102	—	1,102	—	1,102	—	—	1,102	100.00
Automobile loans	91	633	—	724	91	63,384	—	—	63,475	1.14
Other consumer	421	170	—	591	449	46,190	3	—	46,642	1.27
Total Traditional Banking	3,282	26,601	464	30,347	38,738	3,535,626	2,653	27	3,577,044	0.85
Warehouse lines of credit	—	1,172	—	1,172	—	468,695	—	—	468,695	0.25
Total Core Banking	3,282	27,773	464	31,519	38,738	4,004,321	2,653	27	4,045,739	0.78

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	107	—	107	—	13,744	—	—	13,744	0.78
Republic Credit Solutions	18	13,031	—	13,049	44	88,700	—	—	88,744	14.70
Total Republic Processing Group	18	13,138	—	13,156	44	102,444	—	—	102,488	12.84
Total	$3,300	$40,911	$464	$44,675	$38,782	$4,106,765	$2,653	$27	$4,148,227	1.08%

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019			September 30, 2019
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$12,573	$11,860	$—	$12,156	$60	$—	$11,097	$169	$—
Owner occupied - correspondent	1,329	1,329	—	1,088	—	—	855	—	—
Nonowner occupied	1,472	1,405	—	1,226	28	—	1,651	72	—
Commercial real estate	12,846	10,364	—	7,078	98	—	5,529	221	—
Construction & land development	—	—	—	30	—	—	15	—	—
Commercial & industrial	723	615	—	614	2	—	616	3	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	2,398	2,355	—	2,127	17	—	1,603	46	—
Consumer	93	93	—	59	1	—	45	3	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	13,493	13,456	1,499	12,795	136	—	14,547	401	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	—	—	—	216	—	—	122	—	—
Commercial real estate	3,364	3,364	156	3,484	38	—	3,921	116	—
Construction & land development	58	58	1	29	1	—	47	2	—
Commercial & industrial	2,694	2,694	1,532	3,773	3	—	2,108	7	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	443	443	231	448	2	—	494	6	—
Consumer	533	521	437	472	4	—	508	13	—
Total impaired loans	$52,019	$48,557	$3,856	$45,595	$390	$—	$43,158	$1,059	$—

	As of			Three Months Ended			Nine Months Ended
	December 31, 2018			September 30, 2018			September 30, 2018
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,676	$10,703	$—	$11,098	$55	$—	$10,839	$165	$—
Owner occupied - correspondent	382	382	—	388	—	—	290	—	—
Nonowner occupied	2,729	2,350	—	2,572	22	—	2,399	65	—
Commercial real estate	5,688	4,607	—	5,489	31	—	4,996	88	—
Construction & land development	—	—	—	—	—	—	267	—	—
Commercial & industrial	712	604	—	852	7	—	609	23	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	919	876	—	589	2	—	708	6	—
Consumer	33	33	—	55	1	—	47	2	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	16,215	15,802	2,433	18,094	152	—	18,467	448	—
Owner occupied - correspondent	—	—	—	—	—	—	—	—	—
Nonowner occupied	78	56	4	83	1	—	211	3	—
Commercial real estate	4,416	4,416	303	5,368	53	—	5,922	160	—
Construction & land development	65	65	4	126	1	—	132	2	—
Commercial & industrial	416	416	130	64	—	—	126	1	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	572	571	360	1,134	10	—	968	29	—
Consumer	554	554	530	648	6	—	684	18	—
Total impaired loans	$44,455	$41,435	$3,764	$46,560	$341	$—	$46,665	$1,010	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2019 and December 31, 2018, $9 million and $8 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	52	$4,399	151	$16,424	203	$20,823
Commercial real estate	3	1,684	8	4,162	11	5,846
Construction & land development	—	—	1	58	1	58
Commercial & industrial	5	3,014	2	17	7	3,031
Consumer	—	—	375	403	375	403
Total troubled debt restructurings	60	$9,097	537	$21,064	597	$30,161

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	60	$6,378	156	$17,232	216	$23,610
Commercial real estate	3	1,203	14	6,571	17	7,774
Construction & land development	—	—	1	65	1	65
Commercial & industrial	2	571	3	408	5	979
Consumer	—	—	256	435	256	435
Total troubled debt restructurings	65	$8,152	430	$24,711	495	$32,863

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2019 and December 31, 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$925	1	$925
Rate reduction	113	13,833	14	941	127	14,774
Principal deferral	9	860	2	179	11	1,039
Legal modification	47	3,150	17	935	64	4,085
Total residential TDRs	169	17,843	34	2,980	203	20,823

Commercial related and construction/land development loans:
Interest only payments	2	702	—	—	2	702
Rate reduction	2	1,197	2	103	4	1,300
Principal deferral	9	3,631	2	730	11	4,361
Legal modification	—	—	2	2,572	2	2,572
Total commercial TDRs	13	5,530	6	3,405	19	8,935

Consumer loans:
Rate reduction	—	—	—	—	—	—
Principal deferral	373	390	—	—	373	390
Legal modification	1	10	1	3	2	13
Total consumer TDRs	374	400	1	3	375	403

Total troubled debt restructurings	556	$23,773	41	$6,388	597	$30,161

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	145	16,892	12	978	157	17,870
Principal deferral	11	1,171	4	1,871	15	3,042
Legal modification	35	1,500	8	228	43	1,728
Total residential TDRs	191	19,563	25	4,047	216	23,610

Commercial related and construction/land development loans:
Interest only payments	2	752	—	—	2	752
Rate reduction	8	2,962	—	—	8	2,962
Principal deferral	12	5,076	—	—	12	5,076
Legal modification	—	—	1	28	1	28
Total commercial TDRs	22	8,790	1	28	23	8,818

Consumer loans:
Rate reduction	1	16	—	—	1	16
Principal deferral	255	419	—	—	255	419
Legal modification	—	—	—	—	—	—
Total consumer TDRs	256	435	—	—	256	435

Total troubled debt restructurings	469	$28,788	26	$4,075	495	$32,863

As of September 30, 2019 and December 31, 2018, 79% and 88% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $3 million and $3 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of September 30, 2019 and December 31, 2018. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at September 30, 2019 or December 31, 2018.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2019 and 2018 that were modified during the three months ended September 30, 2019 and 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Legal modification	5	$677	4	$315	9	$992
Total residential TDRs	5	677	4	315	9	992

Consumer loans:
Legal modification	1	10	1	2	2	12
Total consumer TDRs	1	10	1	2	2	12

Total troubled debt restructurings	6	$687	5	$317	11	$1,004

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Legal modification	—	$—	1	$18	1	$18
Total residential TDRs	—	—	1	18	1	18

Commercial related and construction/land development loans:
Principal deferral	2	433	—	1	2	434
Total commercial TDRs	2	433	—	1	2	434

Consumer loans:
Legal modification	—	—	2	60	2	60
Total consumer TDRs	—	—	2	60	2	60

Total troubled debt restructurings	2	$433	3	$79	5	$512

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2019 and 2018, 68% and 85% of the Bank’s TDRs that occurred during the third quarters of 2019 and 2018 were performing according to their modified terms. The Bank provided approximately $980,000 and $422,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the third quarters of 2019 and 2018.

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2019 and 2018.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2019 and 2018 that were modified during the nine months ended September 30, 2019 and 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Rate reduction	1	$371	—	$—	1	$371
Principal deferral	1	4	—	—	1	4
Legal modification	24	2,055	9	701	33	2,756
Total residential TDRs	26	2,430	9	701	35	3,131

Commercial related and construction/land development loans:
Interest only payments	1	553	—	—	1	553
Principal deferral	2	25	—	—	2	25
Legal modification	—	—	2	2,572	2	2,572
Total commercial TDRs	3	578	2	2,572	5	3,150

Consumer loans:
Legal modification	1	10	1	2	2	12
Total consumer TDRs	1	10	1	2	2	12

Total troubled debt restructurings	30	$3,018	12	$3,275	42	$6,293

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$1,200	1	$1,200
Rate reduction	1	386	1	85	2	471
Principal deferral	1	15	3	2,151	4	2,166
Legal modification	6	90	3	190	9	280
Total residential TDRs	8	491	8	3,626	16	4,117
Commercial related and construction/land development loans:
Principal deferral	5	1,071	—	—	5	1,071
Total commercial TDRs	5	1,071	—	—	5	1,071

Consumer loans:
Principal deferral	1	54	—	—	1	54
Legal modification	—	—	2	60	2	60
Total consumer TDRs	1	54	2	60	3	114

Total troubled debt restructurings	14	$1,616	10	$3,686	24	$5,302

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2019 and 2018,  24% and 30% of the Bank’s TDRs that occurred during the first nine months of 2019 and 2018 were performing according to their modified terms. The Bank provided approximately $1.5 million and $577,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the first nine months of 2019 and 2018.

There was no significant change between the pre and post modification loan balances for the nine months ending September 30, 2019 and 2018.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of September 30, 2019 and 2018 and for which there was a payment default during the three and/or nine months ended September 30, 2019 and 2018.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	1	$46	6	$3,386	4	$249	7	$3,552
Commercial real estate	—	—	—	—	1	553	—	—
Commercial & industrial	—	—	—	—	2	2,572	—	—
Home equity	2	143	1	74	3	147	1	74
Consumer	—	—	2	60	—	—	2	60

Total	3	$189	9	$3,520	10	$3,521	10	$3,686

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2019	December 31, 2018

Residential real estate	$119	$160

Total other real estate owned	$119	$160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction:

(in thousands)	September 30, 2019	December 31, 2018

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,796	$3,293

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2019 and 2018. The Company based its estimated provision for loan losses of EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th.

Information regarding EAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Easy Advances originated	$—	$—	$388,970	$430,210
Net charge (credit) to the Provision for Easy Advances	(2,098)	(1,036)	11,322	11,360
Provision to total Easy Advances originated	NA	NA	2.91%	2.64%
Easy Advances net charge-offs (recoveries)	$(2,098)	$(1,036)	$11,322	$11,360
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	2.91%	2.64%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	September 30, 2019	December 31, 2018

Core Bank:
Demand	$941,661	$937,402
Money market accounts	785,563	717,954
Savings	173,396	187,868
Individual retirement accounts (1)	53,101	53,524
Time deposits, $250 and over (1)	85,789	84,104
Other certificates of deposit (1)	259,686	239,324
Reciprocal money market and time deposits (1)	234,043	217,153
Brokered deposits (1)	166,355	9,394
Total Core Bank interest-bearing deposits	2,699,594	2,446,723
Total Core Bank noninterest-bearing deposits	985,380	971,422
Total Core Bank deposits	3,684,974	3,418,145

Republic Processing Group:
Money market accounts	3,605	5,453
Total RPG interest-bearing deposits	3,605	5,453

Brokered prepaid card deposits	8,931	4,350
Other noninterest-bearing deposits	37,242	28,197
Total RPG noninterest-bearing deposits	46,173	32,547
Total RPG deposits	49,778	38,000

Deposits held for assumption in connection with sale of banking centers (2)	142,384	—

Total deposits	$3,877,136	$3,456,145

(1)	Includes time deposits.
(2)	See Note 18 “Agreement to Sell Four Banking Centers” in this section of the filing.

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

At September 30, 2019 and December 31, 2018, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	September 30, 2019	December 31, 2018

Outstanding balance at end of period	$167,949	$182,990
Weighted average interest rate at end of period	0.48%	0.83%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$85,033	$110,854
Mortgage backed securities - residential	113,671	84,657
Collateralized mortgage obligations	13,116	10,136
Total securities pledged	$211,820	$205,647

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018

Average outstanding balance during the period	$246,889	$213,195	$232,949	$216,070
Average interest rate during the period	0.48%	0.59%	0.60%	0.46%
Maximum outstanding at any month end during the period	$219,812	$163,768	$226,002	$215,281

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company adopted ASU 2016-02 Leases (Topic 842), effective January 1, 2019. The adoption of this ASU did not have a meaningful impact on the Company’s net income, earnings per share, return on average assets, or return on average equity for the three and nine months ended September 30, 2019.

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

As of September 30, 2019, payments on 25 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

Prior to the release of these financial statements, the Company had executed three lease contracts that had not commenced for three of its banking centers. The estimated operating lease liabilities and offsetting right-of-use assets to be recorded for these leases totaled approximately $1.1 million.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(dollars in thousands)	2019	2019

Operating lease expense:
Related Party:
Variable lease expense	$1,164	$3,478
Fixed lease expense	10	28
Third Party:
Variable lease expense	210	644
Fixed lease expense	392	1,137
Short-term lease expense	14	40
Total operating lease expense	$1,790	$5,327

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,795	$5,372
Short-term lease payments not included in the measurement of lease liabilities	14	40

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of September 30, 2019:

September 30, 2019

Weighted average remaining term in years	8.15
Weighted average discount rate	3.48%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of September 30, 2019:

Year (in thousands)	Related Party	Third Party	Total

Remainder of 2019	$1,157	$633	$1,790
2020	4,585	2,452	7,037
2021	4,171	2,233	6,404
2022	3,310	1,826	5,136
2023	3,310	1,301	4,611
Thereafter	15,910	2,263	18,173
Total undiscounted cash flows	$32,443	$10,708	$43,151
Discount applied to cash flows	(4,784)	(976)	(5,760)
Total discounted cash flows reported as operating lease liabilities	$27,659	$9,732	$37,391

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018

Overnight advances	$750,000	$510,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	410,000	290,000
Total FHLB advances	$1,170,000	$810,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2019 and December 31, 2018, Republic had available borrowing capacity of $16 million and $254 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of September 30, 2019 and December 31, 2018.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

Remainder of 2019 (Overnight)	$750,000	2.11%
Remainder of 2019 (Term)	230,000	2.11
2020	120,000	1.81
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
Thereafter	—	—
Total	$1,170,000	2.08%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018

Average outstanding balance during the period	$357,685	$229,185	$340,502	$200,421
Average interest rate during the period	2.34%	2.02%	2.45%	1.84%
Maximum outstanding at any month end during the period	$785,000	$395,000	$785,000	$560,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2019	December 31, 2018

First lien, single family residential real estate	$1,108,273	$1,129,588
Home equity lines of credit	278,564	311,419

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2019	December 31, 2018

Unused warehouse lines of credit	$177,912	$591,305
Unused home equity lines of credit	379,836	377,277
Unused loan commitments - other	805,284	720,645
Standby letters of credit	12,050	10,642
FHLB letter of credit	2,485	10,000
Total commitments	$1,377,567	$1,709,869

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at September 30, 2019. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Mortgage servicing rights: On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at September 30, 2019 and December 31, 2018.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$257,302	$—	$257,302
Private label mortgage backed security	—	—	3,595	3,595
Mortgage backed securities - residential	—	230,694	—	230,694
Collateralized mortgage obligations	—	66,580	—	66,580
Corporate bonds	—	9,844	—	9,844
Trust preferred security	—	—	4,000	4,000
Total available-for-sale debt securities	$—	$564,420	$7,595	$572,015

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$882	$—	$882
Community Reinvestment Act mutual fund	2,485	—	—	2,485
Total equity securities with readily determinable fair value	$2,485	$882	$—	$3,367

Mortgage loans held for sale	$—	$32,739	$—	$32,739
Consumer loans held for investment	—	—	1,187	1,187
Rate lock loan commitments	—	1,193	—	1,193
Mandatory forward contracts	—	211	—	211
Interest rate swap agreements	—	6,483	—	6,483

Financial liabilities:
Interest rate swap agreements	$—	$6,620	$—	$6,620

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$216,873	$—	$216,873
Private label mortgage backed security	—	—	3,712	3,712
Mortgage backed securities - residential	—	169,209	—	169,209
Collateralized mortgage obligations	—	72,811	—	72,811
Corporate bonds	—	9,058	—	9,058
Trust preferred security	—	—	4,075	4,075
Total available-for-sale debt securities	$—	$467,951	$7,787	$475,738

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,396	—	—	2,396
Total equity securities with readily determinable fair value	$2,396	$410	$—	$2,806

Mortgage loans held for sale	$—	$8,971	$—	$8,971
Consumer loans held for investment	—	—	1,922	1,922
Rate lock loan commitments	—	356	—	356
Interest rate swap agreements	—	1,264	—	1,264

Financial liabilities:
Mandatory forward contracts	$—	$262	$—	$262
Interest rate swap agreements	—	1,149	—	1,149

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2019 and 2018.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$3,615	$3,926	$3,712	$4,449
Total gains or losses included in earnings:
Net change in unrealized gain	(24)	(2)	(58)	(19)
Recovery of actual losses previously recorded	38	39	113	114
Principal paydowns	(34)	(114)	(172)	(695)
Balance, end of period	$3,595	$3,849	$3,595	$3,849

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
September 30, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,595	Discounted cash flow	(1) Constant prepayment rate	3.0% - 4.5%

			(2) Probability of default	1.8% - 7.1%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,712	Discounted cash flow	(1) Constant prepayment rate	6.5% - 8.9%

			(2) Probability of default	1.8% - 4.7%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$4,000	$4,150	$4,075	$3,600
Total gains or losses included in earnings:
Discount accretion	10	10	31	30
Net change in unrealized gain	(10)	90	(106)	620
Balance, end of period	$4,000	$4,250	$4,000	$4,250

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2019 and December 31, 2018.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	September 30, 2019	December 31, 2018

Aggregate fair value	$32,739	$8,971
Contractual balance	32,243	8,676
Unrealized gain	496	295

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September  30, 2019 and 2018 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Interest income	$212	$133	$484	$308
Change in fair value	155	(110)	201	33
Total included in earnings	$367	$23	$685	$341

Consumer Loans Held for Investment

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2019 and December 31, 2018.

The significant unobservable inputs in the fair value measurement of the Bank’s consumer loans were the constant prepayment rate, probability of default, and loss severity for these loans under a discounted-cash-flow model. Significant fluctuations in any of these inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$1,187	Discounted Cash Flows	(1) Constant prepayment rate	25.0%

			(2) Probability of default	21.0%

			(3) Loss severity	21.0%

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for investment	$1,922	Discounted Cash Flows	(1) Constant prepayment rate	15.0%

			(2) Probability of default	45.0%

			(3) Loss severity	20.0%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for investment, at fair value, were as follows:

(in thousands)	September 30, 2019	December 31, 2018

Aggregate fair value	$1,187	$1,922
Contractual balance	1,384	2,170
Unrealized (loss) gain	(197)	(248)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for investment, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Interest income	$94	$130	$295	$457
Change in fair value	14	21	51	(406)
Total included in earnings	$108	$151	$346	$51

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,716	$3,716
Nonowner occupied	—	—	16	16
Commercial real estate	—	—	3,750	3,750
Commercial & industrial	—	—	339	339
Home equity	—	—	470	470
Total impaired loans*	$—	$—	$8,291	$8,291

Premises	$—	$—	$1,471	$1,471

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Consumer loans held for sale	$—	$—	$1,249	$1,249

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,708	$4,708
Nonowner occupied	—	—	1,007	1,007
Commercial real estate	—	—	1,255	1,255
Commercial & industrial	—	—	609	609
Home equity	—	—	356	356
Total impaired loans*	$—	$—	$7,935	$7,935

Premises	$—	$—	$1,694	$1,694

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,716	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 62% (12%)

Impaired loans - residential real estate nonowner occupied	$16	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Impaired loans - commercial real estate	$3,750	Sales comparison approach	Adjustments determined for differences between comparable sales	1% - 10% (4%)

Impaired loans - commercial & industrial	$339	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 4% (3%)

Impaired loans - home equity	$470	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

Premises	$1,471	Sales comparison approach	Adjustments determined for differences between comparable sales	36% - 76% (48%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Consumer loans held for sale	$1,249	Sales comparison approach	Adjustments determined for differences between comparable sales	6% (6%)

Impaired loans - residential real estate owner occupied	$4,708	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 67% (9%)

Impaired loans - residential real estate nonowner occupied	$1,007	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (15%)

Impaired loans - commercial real estate	$123	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,132	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$609	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$356	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (8%)

Premises	$1,694	Sales comparison approach	Adjustments determined for differences between comparable sales	27% - 72% (40%)

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

Impaired collateral-dependent loans are as follows:

(in thousands)	September 30, 2019	December 31, 2018

Carrying amount of loans measured at fair value	$7,293	$7,380
Estimated selling costs considered in carrying amount	1,013	913
Valuation allowance	(15)	(358)
Total fair value	$8,291	$7,935

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Provisions on collateral-dependent, impaired loans	$1,419	$117	$1,442	$901

Premises

The Company’s Traditional Banking segment classified three of its former banking centers as held for sale as of September 30, 2019 and December 31, 2018. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to properties held for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Impairment charges on premises	$66	$126	$198	$356

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		September 30, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$397,072	$397,072	$—	$—	$397,072
Available-for-sale debt securities	572,015	—	564,420	7,595	572,015
Held-to-maturity debt securities	63,315	—	63,872	—	63,872
Equity securities with readily determinable fair values	3,367	2,485	882	—	3,367
Mortgage loans held for sale, at fair value	32,739	—	32,739	—	32,739
Consumer loans held for sale, at the lower of cost or fair value	18,504	—	18,504	—	18,504
Loans held for sale in connection with sale of banking centers, at the lower of cost or fair value	130,770	—	130,770	—	130,770
Loans, net	4,617,122	—	—	4,695,637	4,695,637
Federal Home Loan Bank stock	32,242	—	—	—	NA
Accrued interest receivable	13,699	—	13,699	—	13,699
Rate lock loan commitments	1,193	—	1,193	—	1,193
Mandatory forward contracts	211	—	211	—	211
Interest rate swap agreements	6,483	—	6,483	—	6,483

Liabilities:
Noninterest-bearing deposits	$1,031,553	—	$1,031,553	—	$1,031,553
Transaction deposits	2,109,821	—	2,109,821	—	2,109,821
Time deposits	593,378	—	597,044	—	597,044
Deposits held for assumption in connection with sale of banking centers	142,384	—	142,563	—	142,563
Securities sold under agreements to repurchase and other short-term borrowings	167,949	—	167,949	—	167,949
Federal Home Loan Bank advances	1,170,000	—	1,169,392	—	1,169,392
Subordinated note	41,240	—	31,421	—	31,421
Accrued interest payable	2,362	—	2,362	—	2,362
Interest rate swap agreements	6,620	—	6,620	—	6,620

		Fair Value Measurements at
		December 31, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$351,474	$351,474	$—	$—	$351,474
Available-for-sale debt securities	475,738	—	467,951	7,787	475,738
Held-to-maturity debt securities	65,227	—	64,858	—	64,858
Equity securities with readily determinable fair values	2,806	2,396	410	—	2,806
Mortgage loans held for sale, at fair value	8,971	—	8,971	—	8,971
Consumer loans held for sale, at the lower of cost or fair value	12,838	—	12,838	—	12,838
Loans, net	4,103,552	—	—	4,062,457	4,062,457
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	13,942	—	13,942	—	13,942
Rate lock loan commitments	356	—	356	—	356
Interest rate swap agreements	1,264	—	1,264	—	1,264

Liabilities:
Noninterest-bearing deposits	$1,003,969	—	$1,003,969	—	$1,003,969
Transaction deposits	2,035,701	—	2,035,701	—	2,035,701
Time deposits	416,475	—	412,477	—	412,477
Securities sold under agreements to repurchase and other short-term borrowings	182,990	—	182,990	—	182,990
Federal Home Loan Bank advances	810,000	—	804,251	—	804,251
Subordinated note	41,240	—	33,724	—	33,724
Accrued interest payable	1,084	—	1,084	—	1,084
Mandatory forward contracts	262	—	262	—	262
Interest rate swap agreements	1,149	—	1,149	—	1,149

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$13,883	$12,653	$8,971	$5,761
Origination of mortgage loans held for sale	124,375	49,152	247,071	133,273
Proceeds from the sale of mortgage loans held for sale	(108,493)	(55,063)	(229,755)	(134,157)
Net gain on sale of mortgage loans held for sale	2,974	1,120	6,452	2,985
Balance, end of period	$32,739	$7,862	$32,739	$7,862

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Net gain realized on sale of mortgage loans held for sale	$2,170	$1,093	$4,941	$2,791
Net change in fair value recognized on loans held for sale	155	(110)	201	33
Net change in fair value recognized on rate lock loan commitments	(29)	(84)	837	38
Net change in fair value recognized on forward contracts	678	224	473	123
Net gain recognized	2,974	1,123	6,452	2,985

Loan servicing income	632	598	1,842	1,803
Amortization of mortgage servicing rights	(542)	(361)	(1,275)	(1,092)
Net servicing income recognized	90	237	567	711
Total Mortgage Banking income	$3,064	$1,360	$7,019	$3,696

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$5,158	$4,915	$4,919	$5,044
Additions	867	372	1,839	974
Amortized to expense	(542)	(361)	(1,275)	(1,092)
Balance, end of period	$5,483	$4,926	$5,483	$4,926

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the three and nine months ended September 30, 2019 and 2018.

Other information relating to mortgage servicing rights follows:

(in thousands)	September 30, 2019	December 31, 2018

Fair value of mortgage servicing rights portfolio	$7,539	$9,357
Monthly weighted average prepayment rate of unpaid principal balance*	253%	160%
Discount rate	10.00%	10.00%
Weighted average foreclosure rate	0.10%	0.14%
Weighted average life in years	4.90	6.32

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

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock loan commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2019		December 31, 2018
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$32,243	$32,739	$8,676	$8,971

Included in other assets:
Rate lock loan commitments	$61,657	$1,193	$14,788	$356
Mandatory forward contracts	81,868	211	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$20,063	$262

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

The following table reflects information about swaps designated as cash flow hedges:

					September 30, 2019		December 31, 2018
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(65)	$(49)	$58	$45
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(72)	(53)	57	45
Total	$20,000				$(137)	$(102)	$115	$90

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Interest rate swap on money market deposits	$(2)	$(1)	$(18)	$22
Interest rate swap on FHLB advance	—	2	(16)	14
Total interest (benefit) expense on swap transactions	$(2)	$1	$(34)	$36

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

(Gains) losses recognized in OCI on derivative (effective portion)	$(3)	$54	$(218)	$330

Gains (losses) reclassified from OCI on derivative (effective portion)	2	(1)	34	(36)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of the existing losses reported in AOCI at September 30, 2019 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		September 30, 2019		December 31, 2018
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$91,546	$6,483	$26,398	$1,264
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	4,119	(3)	54,718	(908)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$95,665	$6,480	$81,116	$356

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	95,665	(6,480)	81,116	(356)
Total		$191,330	$—	$162,232	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $6.6 million and $0.0 million at September 30, 2019 and December 31, 2018.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net income	$18,408	$17,411	$65,931	$60,546
Dividends declared on Common Stock:
Class A Shares	(4,961)	(4,517)	(14,826)	(13,552)
Class B Shares	(530)	(487)	(1,591)	(1,468)
Undistributed net income for basic earnings per share	12,917	12,407	49,514	45,526
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(27)	(38)	(93)	(103)
Undistributed net income for diluted earnings per share	$12,890	$12,369	$49,421	$45,423

Weighted average shares outstanding:
Class A Shares	18,828	18,748	18,803	18,722
Class B Shares	2,208	2,214	2,211	2,228
Effect of dilutive securities on Class A Shares outstanding	101	158	118	143
Weighted average shares outstanding including dilutive securities	21,137	21,120	21,132	21,093

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.79	$0.73
Undistributed earnings per share*	0.62	0.60	2.38	2.19
Total basic earnings per share - Class A Common Stock	$0.88	$0.84	$3.17	$2.92

Class B Common Stock:
Per share dividends distributed	$0.24	$0.22	$0.72	$0.66
Undistributed earnings per share*	0.56	0.54	2.16	1.99
Total basic earnings per share - Class B Common Stock	$0.80	$0.76	$2.88	$2.65

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.79	$0.73
Undistributed earnings per share*	0.62	0.59	2.36	2.17
Total diluted earnings per share - Class A Common Stock	$0.88	$0.83	$3.15	$2.90

Class B Common Stock:
Per share dividends distributed	$0.24	$0.22	$0.72	$0.66
Undistributed earnings per share*	0.56	0.54	2.15	1.98
Total diluted earnings per share - Class B Common Stock	$0.80	$0.76	$2.87	$2.64

*To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Antidilutive stock options	158,000	161,000	160,000	161,000
Average antidilutive stock options	157,000	29,000	156,000	10,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Available-for-Sale Debt Securities:
Change in unrealized (loss) gain on AFS debt securities	$86	$(467)	$5,759	$(3,130)
Adjustment for adoption of ASU 2016-01	—	—	—	(428)
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(24)	(2)	(58)	(19)
Net unrealized (losses) gains	62	(469)	5,701	(3,577)
Tax effect	(172)	100	(1,358)	752
Net of tax	(110)	(369)	4,343	(2,825)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(3)	54	(218)	330
Reclassification amount for net derivative losses realized in income	(2)	1	(34)	36
Net unrealized gains	(5)	55	(252)	366
Tax effect	9	(12)	62	(76)
Net of tax	4	43	(190)	290

Total other comprehensive (loss) income components, net of tax	$(106)	$(326)	$4,153	$(2,535)

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended		Nine Months Ended
	in the Consolidated	September 30,		September 30,
(in thousands)	Statements of Income	2019	2018	2019	2018

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	$2	$1	$18	$(22)
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	—	(2)	16	(14)
Total derivative losses on cash flow hedges	Total interest benefit (expense)	2	(1)	34	(36)
Tax effect	Income tax (benefit) expense	(1)	—	(9)	8
Net of tax	Net income	$1	$(1)	$25	$(28)

The following is a summary of the AOCI balances, net of tax:

		2019
(in thousands)	December 31, 2018	Change	September 30, 2019

Unrealized gain (loss) on AFS debt securities	$(2,165)	$4,390	$2,225
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(45)	1,033
Unrealized gain (loss) on cash flow hedges	90	(192)	(102)
Total unrealized (loss) gain	$(997)	$4,153	$3,156

		2018
(in thousands)	December 31, 2017	Change	September 30, 2018

Unrealized loss on AFS debt securities	$(604)	$(2,810)	$(3,414)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,093	(15)	1,078
Unrealized gain (loss) on cash flow hedges	(73)	290	217
Total unrealized gain (loss)	$416	$(2,535)	$(2,119)

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

The following tables present the Company’s net revenue by reportable segment:

	Three Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$42,879	$4,329	$212	$47,420	$295	$7,771	$8,066	$55,486

Noninterest income:
Service charges on deposit accounts	3,738	11	—	3,749	—	—	—	3,749
Net refund transfer fees	—	—	—	—	317	—	317	317
Mortgage banking income(1)	—	—	3,064	3,064	—	—	—	3,064
Interchange fee income	3,008	—	—	3,008	23	—	23	3,031
Program fees(1)	—	—	—	—	122	1,195	1,317	1,317
Increase in cash surrender value of BOLI(1)	394	—	—	394	—	—	—	394
Net gains (losses) on OREO	267	—	—	267	—	—	—	267
Other	695	(90)	66	671	1	—	1	672
Total noninterest income	8,102	(79)	3,130	11,153	463	1,195	1,658	12,811

Total net revenue	$50,981	$4,250	$3,342	$58,573	$758	$8,966	$9,724	$68,297

Net-revenue concentration(2)	75%	6%	5%	86%	1%	13%	14%	100%

	Three Months Ended September 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$40,655	$4,414	$133	$45,202	$113	$7,718	$7,831	$53,033

Noninterest income:
Service charges on deposit accounts	3,568	11	—	3,579	—	—	—	3,579
Net refund transfer fees	—	—	—	—	149	—	149	149
Mortgage banking income(1)	—	—	1,360	1,360	—	—	—	1,360
Interchange fee income	2,721	—	—	2,721	22	14	36	2,757
Program fees(1)	—	—	—	—	93	1,593	1,686	1,686
Increase in cash surrender value of BOLI(1)	385	—	—	385	—	—	—	385
Net gains (losses) on OREO	248	—	—	248	—	—	—	248
Other	942	—	124	1,066	—	235	235	1,301
Total noninterest income	7,864	11	1,484	9,359	264	1,842	2,106	11,465

Total net revenue	$48,519	$4,425	$1,617	$54,561	$377	$9,560	$9,937	$64,498

Net-revenue concentration(2)	74%	7%	3%	84%	1%	15%	16%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$126,103	$11,181	$484	$137,768	$21,443	$22,520	$43,963	$181,731

Noninterest income:
Service charges on deposit accounts	10,616	34	—	10,650	—	—	—	10,650
Net refund transfer fees	—	—	—	—	21,046	—	21,046	21,046
Mortgage banking income(1)	—	—	7,019	7,019	—	—	—	7,019
Interchange fee income	8,802	—	—	8,802	243	—	243	9,045
Program fees(1)	—	—	—	—	318	3,110	3,428	3,428
Increase in cash surrender value of BOLI(1)	1,154	—	—	1,154	—	—	—	1,154
Net gains (losses) on OREO	487	—	—	487	—	—	—	487
Other	1,792	(90)	162	1,864	1	659	660	2,524
Total noninterest income	22,851	(56)	7,181	29,976	21,608	3,769	25,377	55,353

Total net revenue	$148,954	$11,125	$7,665	$167,744	$43,051	$26,289	$69,340	$237,084

Net-revenue concentration(2)	63%	5%	3%	71%	18%	11%	29%	100%

	Nine Months Ended September 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$118,191	$12,169	$308	$130,668	$19,127	$21,987	$41,114	$171,782

Noninterest income:
Service charges on deposit accounts	10,678	30	—	10,708	—	—	—	10,708
Net refund transfer fees	—	—	—	—	19,974	—	19,974	19,974
Mortgage banking income(1)	—	—	3,696	3,696	—	—	—	3,696
Interchange fee income	8,052	—	—	8,052	210	53	263	8,315
Program fees(1)	—	—	—	—	276	4,429	4,705	4,705
Increase in cash surrender value of BOLI(1)	1,135	—	—	1,135	—	—	—	1,135
Net gains (losses) on OREO	700	—	—	700	—	—	—	700
Other	2,026	—	211	2,237	1,002	834	1,836	4,073
Total noninterest income	22,591	30	3,907	26,528	21,462	5,316	26,778	53,306

Total net revenue	$140,782	$12,199	$4,215	$157,196	$40,589	$27,303	$67,892	$225,088

Net-revenue concentration(2)	63%	5%	2%	70%	18%	12%	30%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – An RT is a fee-based product offered by the Bank through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer.  RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer.  RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check printed at a tax office, direct deposited to the taxpayer’s personal bank account, loaded to a NetSpend Visa® Prepaid Card or Walmart Direct2Cash.

The Company executes contracts with individual Tax Providers to offer RTs to their taxpayers. RT revenue is recognized by the Bank immediately after the taxpayer’s refund is disbursed in accordance with the RT contract with the taxpayer. The fee paid by the taxpayer for the RT is shared between the Bank and the Tax Providers based on contracts executed between the parties.

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the obligations undertaken by the Tax Provider for each individual RT program, with more obligations generally corresponding to higher RT revenue share. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfillment of RT contracts are generally expensed during the first half of the year.

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

As of September 30, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank, are considered part of the Traditional Banking segment.

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

Segment information follows:

	Three Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$42,879	$4,329	$212	$47,420	$295	$7,771	$8,066	$55,486

Provision for loan and lease losses	1,555	620	—	2,175	(2,008)	2,986	978	3,153

Net refund transfer fees	—	—	—	—	317	—	317	317
Mortgage banking income	—	—	3,064	3,064	—	—	—	3,064
Program fees	—	—	—	—	122	1,195	1,317	1,317
Other noninterest income	8,102	(79)	66	8,089	24	—	24	8,113
Total noninterest income	8,102	(79)	3,130	11,153	463	1,195	1,658	12,811

Total noninterest expense	35,882	886	1,637	38,405	3,047	959	4,006	42,411

Income (loss) before income tax expense	13,544	2,744	1,705	17,993	(281)	5,021	4,740	22,733
Income tax expense (benefit)	2,244	617	358	3,219	(67)	1,173	1,106	4,325
Net income (loss)	$11,300	$2,127	$1,347	$14,774	$(214)	$3,848	$3,634	$18,408

Period-end assets	$4,960,737	$973,716	$40,209	$5,974,662	$24,296	$104,689	$128,985	$6,103,647

Net interest margin	3.76%	2.30%	NM	3.56%	NM	NM	NM	4.07%

Net-revenue concentration*	75%	6%	5%	86%	1%	13%	14%	100%

	Three Months Ended September 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$40,655	$4,414	$133	$45,202	$113	$7,718	$7,831	$53,033

Provision for loan and lease losses	696	(183)	—	513	(1,028)	4,592	3,564	4,077

Net refund transfer fees	—	—	—	—	149	—	149	149
Mortgage banking income	—	—	1,360	1,360	—	—	—	1,360
Program fees	—	—	—	—	93	1,593	1,686	1,686
Other noninterest income	7,864	11	124	7,999	22	249	271	8,270
Total noninterest income	7,864	11	1,484	9,359	264	1,842	2,106	11,465

Total noninterest expense	34,847	834	1,071	36,752	2,656	1,804	4,460	41,212

Income (loss) before income tax expense	12,976	3,774	546	17,296	(1,251)	3,164	1,913	19,209
Income tax expense (benefit)	966	864	114	1,944	(799)	653	(146)	1,798
Net income (loss)	$12,010	$2,910	$432	$15,352	$(452)	$2,511	$2,059	$17,411

Period-end assets	$4,537,971	$561,625	$13,251	$5,112,847	$15,991	$93,516	$109,507	$5,222,354

Net interest margin	3.82%	3.26%	NM	3.76%	NM	NM	NM	4.32%

Net-revenue concentration*	74%	7%	3%	84%	1%	15%	16%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$126,103	$11,181	$484	$137,768	$21,443	$22,520	$43,963	$181,731

Provision for loan and lease losses	3,171	1,262	—	4,433	11,818	8,593	20,411	24,844

Net refund transfer fees	—	—	—	—	21,046	—	21,046	21,046
Mortgage banking income	—	—	7,019	7,019	—	—	—	7,019
Program fees	—	—	—	—	318	3,110	3,428	3,428
Other noninterest income	22,851	(56)	162	22,957	244	659	903	23,860
Total noninterest income	22,851	(56)	7,181	29,976	21,608	3,769	25,377	55,353

Total noninterest expense	109,196	2,436	4,311	115,943	13,010	2,395	15,405	131,348

Income before income tax expense	36,587	7,427	3,354	47,368	18,223	15,301	33,524	80,892
Income tax expense	4,753	1,671	704	7,128	4,251	3,582	7,833	14,961
Net income	$31,834	$5,756	$2,650	$40,240	$13,972	$11,719	$25,691	$65,931

Period-end assets	$4,960,737	$973,716	$40,209	$5,974,662	$24,296	$104,689	$128,985	$6,103,647

Net interest margin	3.75%	2.49%	NM	3.63%	NM	NM	NM	4.60%

Net-revenue concentration*	63%	5%	3%	71%	18%	11%	29%	100%

	Nine Months Ended September 30, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$118,191	$12,169	$308	$130,668	$19,127	$21,987	$41,114	$171,782

Provision for loan and lease losses	2,158	88	—	2,246	11,473	12,545	24,018	26,264

Net refund transfer fees	—	—	—	—	19,974	—	19,974	19,974
Mortgage banking income	—	—	3,696	3,696	—	—	—	3,696
Program fees	—	—	—	—	276	4,429	4,705	4,705
Other noninterest income	22,591	30	211	22,832	1,212	887	2,099	24,931
Total noninterest income	22,591	30	3,907	26,528	21,462	5,316	26,778	53,306

Total noninterest expense	103,654	2,523	3,451	109,628	11,454	3,807	15,261	124,889

Income before income tax expense	34,970	9,588	764	45,322	17,662	10,951	28,613	73,935
Income tax expense	4,906	2,193	160	7,259	3,664	2,466	6,130	13,389
Net income	$30,064	$7,395	$604	$38,063	$13,998	$8,485	$22,483	$60,546

Period-end assets	$4,537,971	$561,625	$13,251	$5,112,847	$15,991	$93,516	$109,507	$5,222,354

Net interest margin	3.71%	3.18%	NM	3.65%	NM	NM	NM	4.67%

Net-revenue concentration*	63%	5%	2%	70%	18%	12%	30%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

17. INCOME TAXES

The following table illustrates the difference between the federal corporate tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Federal corporate tax rate	21.00%	21.00%	21.00%	21.00%
Effect of:
SAB 118 related discrete items*	—	(12.36)	—	(3.21)
State taxes, net of federal benefit	1.51	1.59	0.06	1.55
General business tax credits	(1.92)	(4.55)	(1.03)	(1.54)
Nontaxable income	(0.94)	(0.86)	(0.90)	(0.92)
Other, net	(0.62)	4.54	(0.63)	1.23
Effective tax rate	19.03%	9.36%	18.50%	18.11%

*Among other things, SEC Staff Accounting Bulletin 118 (“SAB 118”) allowed companies a one-year measurement period to complete their accounting for the impact of the 2017 Tax Cuts and Jobs Act (“TCJA”). The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

The following matters positively impacted the Company’s effective tax rate for the three and nine months ended September 30, 2019:

•

As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of March 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $350,000 due to the enactment of HB354, with the majority of this benefit attributed to the Company’s Traditional Banking segment.

•

In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is approximately $815,000. This benefit was recorded in the second quarter of 2019 and fully attributed to the Company’s Traditional Banking segment.

•

In addition to the tax benefit recognized during the second quarter associated with passage of HB458, the Company also received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Company’s Traditional Banking segment.

•

The Company recognized $437,000 and $834,000 in tax benefits for low-income-housing investments and R&D credits for the three and nine months ended September 30, 2019. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were attributed to the Traditional Banking, TRS, and RCS segments.

The following three tax-related items provided $2.8 million in federal income tax benefits for the three and nine months ended September 30, 2018, of which $2.6 million was considered nonrecurring in nature:

•

The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the third quarter of 2018 the Company completed a cost-segregation study and assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. Tax benefits related to the cost-segregation study were primarily attributed to the Company’s Traditional Banking segment.

•

The Company also adopted an automatic tax-accounting-method change related to deferred loan fees during the third quarter of 2018, as it was preparing its 2017 federal tax return.  This tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan.  The change in tax-accounting-method resulted in a further impact from the TCJA, as it affected the Company’s final 2017 federal tax return due October 15, 2018. Tax benefits related to the tax-accounting-method change were 100% attributed to the Company’s Traditional Banking segment.

•

The Company completed an R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014. Tax benefits related to the R&D tax-credit study were attributed to the Company’s Traditional Banking, TRS, and RCS segments.

18. AGREEMENT TO SELL FOUR BANKING CENTERS

In July 2019, the Bank entered into a definitive agreement to sell its four banking centers located in the Kentucky cities of Owensboro, Elizabethtown and Frankfort to Limestone Bank (“Limestone”), a subsidiary of Limestone Bancorp, Inc. The agreement provides that Limestone will acquire loans, with balances of approximately $131 million as of September 30, 2019, and assume deposits with balances of approximately $142 million as of the same date, associated with the four banking centers. The $131 million of loan balances to be sold include approximately $20 million of additional loans, primarily mortgage-related, that Republic and Limestone have further agreed to include in the transaction since the date of the original announcement and have been reduced by approximately $965,000 of credit card balances that Republic and Limestone have agreed to remove from the transaction.

In addition to the sale of loans and assumption of deposits, Limestone will also acquire substantially all of the fixed assets of these locations, which had a book value of $1.3 million as of September 30, 2019.  Based on the September 30, 2019 deposits, the all-in blended premium for the transaction is expected to be approximately $8.1 million, or approximately 6% of the total deposits transferred. The final calculated premium will be primarily based on the trailing 10-day average amount of the deposits as of the closing date, as well as the branch location for the deposits. The transaction is subject to customary closing conditions and is anticipated to be completed in the fourth quarter of 2019.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	changes in political and economic conditions;
•	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the U.S. Treasury yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	natural disasters impacting Company operations;
•	future acquisitions;
•	integrations of acquired businesses;
•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;

•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	the actual final amount and mix of loans and deposits sold to Limestone;
•	the Company’s ability to qualify for future R&D federal tax credits;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
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

BUSINESS SEGMENT COMPOSITION

As of September 30, 2019,  the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Bank’s Correspondent Lending channel and the Company’s national branchless banking platform, MemoryBank®, are considered part of the Traditional Banking segment.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2019, Republic had 45 full-service banking centers and two LPOs with locations as follows:

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

As of September 30, 2019 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

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

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank — In 2016, the Bank opened the “digital doors” of MemoryBank, a national branchless banking platform. MemoryBank is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly liquid interest-bearing bank accounts. MemoryBank products are offered through its website, www.mymemorybank.com.

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

OVERVIEW (Three Months Ended September 30, 2019 Compared to Three Months Ended September 30,  2018)

Total Company net income for the third quarter of 2019 was $18.4 million, a $997,000, or 6% increase from the same period in 2018.  Diluted EPS increased to $0.88 for the quarter ended September 30, 2019 compared to  $0.83 for the same period in 2018.

In July 2019, the Bank entered into a definitive agreement to sell its four banking centers located in the Kentucky cities of Owensboro, Elizabethtown and Frankfort to Limestone Bank (“Limestone”), a subsidiary of Limestone Bancorp, Inc. The agreement provides that Limestone will acquire loans, with balances of approximately $131 million as of September 30, 2019, and assume deposits with balances of approximately $142 million as of the same date, associated with the four banking centers. The $131 million of loan balances to be sold include approximately $20 million of additional loans, primarily mortgage-related, that Republic and Limestone have further agreed to include in transaction since the date of the original announcement and have been reduced by approximately $965,000 of credit card balances that Republic and Limestone have agreed to remove from the transaction.

In addition to the sale of loans and assumption of deposits, Limestone will also acquire substantially all of the fixed assets of these locations, which had a book value of $1.3 million as of September 30, 2019.  Based on the September 30, 2019 deposits, the all-in blended premium for the transaction is expected to be approximately $8.1 million, or approximately 6% of the total deposits transferred.  The final calculated premium will be primarily based on the trailing 10-day average amount of the deposits as of the closing date, as well as the branch location for the deposits. The transaction is subject to customary closing conditions and is anticipated to be completed in the fourth quarter of 2019.

See Footnote 18 “Agreement to Sell Four Banking Centers”  of Part I Item 1 “Financial Statements” for additional information concerning the Bank’s agreement to sell four of its banking centers.

The following table presents condensed statements of income for the quarters ended September 30, 2019 and 2018 for 1) Company operations excluding those associated with the agreement to sell four of the Bank’s banking centers, a non-GAAP measure, 2) Company operations associated with the agreement to sell those banking centers, and 3) Total Company operations:

Table 1 — Condensed Statements of Income

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			$ Change

	Excluding HFS	HFS	Total Company	Excluding HFS	HFS	Total Company	Excluding HFS	HFS	Total Company
(in thousands)	Operations(1)	Operations(2)	Operations(3)	Operations(1)	Operations(2)	Operations(3)	Operations(1)	Operations(2)	Operations(3)

INTEREST INCOME	$65,514	$2,545	$68,059	$58,490	$2,600	$61,090	$7,024	$(55)	$6,969
INTEREST EXPENSE	11,573	1,000	12,573	7,029	1,028	8,057	4,544	(28)	4,516

NET INTEREST INCOME	53,941	1,545	55,486	51,461	1,572	53,033	2,480	(27)	2,453

PROVISION FOR LOAN AND LEASE LOSSES	3,014	139	3,153	4,038	39	4,077	(1,024)	100	(924)

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	50,927	1,406	52,333	47,423	1,533	48,956	3,504	(127)	3,377

NONINTEREST INCOME	12,395	416	12,811	10,961	504	11,465	1,434	(88)	1,346

NONINTEREST EXPENSE	41,662	749	42,411	40,347	865	41,212	1,315	(116)	1,199

INCOME BEFORE INCOME TAX EXPENSE	21,660	1,073	22,733	18,037	1,172	19,209	3,623	(99)	3,524
INCOME TAX EXPENSE	4,203	122	4,325	1,715	83	1,798	2,488	39	2,527

NET INCOME	$17,457	$951	$18,408	$16,322	$1,089	$17,411	$1,135	$(138)	$997

(1)	Income statement line items reflecting the operations of the Company excluding HFS Operations are considered non-GAAP measures.
(2)	HFS Operations include direct income and expense items for the four banking centers expected to be sold under the agreement signed between the Bank and Limestone in July 2019.
(3)	Income statement line items reflecting Total Company Operations are considered the GAAP equivalent to items presented in (1) above. Items in (2) above include non-GAAP to GAAP reconciling amounts.

Other general highlights by reportable segment consisted of the following:

Traditional Banking segment

•

Pre-tax net income increased $568,000, or 4%, for the third quarter of 2019 compared to the same period in 2018, however, due to significant nonrecurring tax benefits recorded during the third quarter of 2018, net income decreased $710,000, or 6%

•	Net interest income increased $2.2 million, or 5%, for the third quarter of 2019 compared to the same period in 2018.

•	The Provision was $1.6 million for the third quarter of 2019 compared to $696,000 for the same period in 2018.

•	Total noninterest income increased $238,000, or 3%, for the third quarter of 2019 compared to the same period in 2018.

•	Total noninterest expense increased $1.0 million, or 3%, for the third quarter of 2019 compared to same period in 2018.

Warehouse Lending segment

•	Net income decreased $783,000, or 27%, for the third quarter of 2019 compared to the same period in 2018.

•	Net interest income decreased $85,000, or 2%, for the third quarter of 2019 compared to the same period in 2018.

•	The Provision was a net charge of $620,000 for the third quarter of 2019 compared to a net credit of $183,000 for the same period in 2018.

•	Total committed Warehouse lines increased to $1.2 billion at September 30, 2019 from $1.1 billion at December 31, 2018.

•	Average line usage was 68% during the third quarter of 2019 compared to 53% during the same period in 2018.

Mortgage Banking segment

•

Within the Mortgage Banking segment and as a component of noninterest income, mortgage banking income increased $1.7 million, or 125%, during the third quarter of 2019 compared to the same period in 2018.

•	Overall, Republic’s originations of secondary market loans totaled $124 million during the third quarter of 2019 compared to $49 million during the same period in 2018.

Tax Refund Solutions segment

•	Net loss improved $238,000, or 53%, for the third quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $182,000 for the third quarter of 2019 compared to the same period in 2018.

•	TRS recorded a net credit to the Provision of $2.0 million during the third quarter of 2019 compared to a net credit of $1.0 million for the same period in 2018.

•	Noninterest income increased $199,000, or 75%, for the third quarter of 2019 compared to the same period in 2018.

•	Net RT revenue increased $168,000 for the third quarter of 2019 compared to the same period in 2018.

•	Noninterest expense was $3.0 million for the third quarter of 2019 compared to $2.7 million for the same period in 2018.

Republic Credit Solutions segment

•	Net income increased $1.3 million, or 53%, for the third quarter of 2019 compared to the same period in 2018.

•	Net interest income increased $53,000, or 1%, for the third quarter of 2019 compared to the same period in 2018.

•	Overall, RCS recorded a net charge to the Provision of $3.0 million during the third quarter of 2019 compared to a net charge of $4.6 million for the same period in 2018.

•	Noninterest income decreased $647,000, or 35%, for the third quarter of 2019 compared to the same period in 2018.

•	Noninterest expense was $959,000 for the third quarter of 2019 compared to $1.8 million for the same period in 2018.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2019 Compared to Three Months Ended September 30,  2018)

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

The Core Bank indexes many of its financial instruments to either the FFTR, Prime, or LIBOR.  From December 2015 through June 2019, these short-term market rates generally trended higher. In July 2019, short-term rates began to decrease with the Federal Reserve lowering the FFTR by 25 basis points and then another 25 basis points in September 2019. Management believes that a decreasing interest-rate environment is generally less favorable to the Company’s net interest income and net interest margin.

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

Total Company net interest income increased $2.5 million, or 5%, during the third quarter of 2019 compared to the same period in 2018. Total Company net interest margin decreased to 4.07% during the third quarter of 2019 compared to 4.32% for the same period in 2018.

The most significant components affecting the Company’s net interest income by reportable segment follow:

Traditional Banking segment

The Traditional Banking’s net interest income increased $2.2 million, or 5%, for the third quarter of 2019 compared to the same period in 2018.  Traditional Banking’s net interest margin was 3.76%  for the third quarter of 2019,  reflecting compression of four basis points from the same period in 2018.

The changes in the Traditional Bank’s net interest income and net interest margin during the third quarter of 2019 were primarily attributable to the following factors:

•

Average loans increased $245 million, or 7%, during the third quarter of 2019 compared to the same period in 2018. The primary contributors for the increase in the quarter-over-quarter average balances were C&I loans, which grew $83 million, and CRE loans, which grew $94 million.

•

The quarter-over-quarter margin compression within the Traditional Banking segment primarily reflects the negative impact of the flat, and in some instances, inverted U.S. Treasury yield curve during 2019 in which short-term and long-term U.S. Treasury yields remained similar to each other.  As is generally the case with all banks, the Traditional Bank’s asset yields and liability funding costs are substantially determined by the shape of the U.S. Treasury yield curve.  As a result, the flat or inverted yield curve continued to place market-based pressure on the Traditional Bank during the quarter thus raising the overall cost of its funding liabilities, which are generally tied to short-term market rates.  Concurrently, the Traditional Bank also continued to experience market-based pressures during the quarter to reduce its new loan yields, which are generally tied to longer-term rates.  Management expects margin compression challenges to remain in the future as long as the overall U.S. Treasury yield curve remains flat or inverted.

Warehouse Lending segment

Despite a significant increase in average outstanding Warehouse Lending balances during the third quarter of 2019 compared to the third quarter of 2018, on-going margin compression in the Warehouse segment’s net interest margin during the same period drove an $85,000 decrease in its net interest income. The following factors led to the overall changes in the Warehouse segment’s net interest income and net interest margin:

•

Pricing pressure to the Bank on Warehouse lines of credit resulting from the negative impact of an inverted yield curve to the Bank’s Warehouse clients primarily drove a 96-basis-point compression in the Warehouse segment’s net interest margin.

•

A sharp decline in long-term fixed mortgage rates increased Warehouse clients’ usage of their Bank lines of credit, driving average outstanding Warehouse balances from $542 million during the third quarter of 2018 to $752 million during the third quarter of 2019.

•

Through the Company’s internal FTP process, the Traditional Banking segment charges or credits other segments based on prevailing market rates for funds utilized by loans or provided by deposits. Through this FTP process, the Warehouse segment experienced an approximate $300,000 decrease in FTP income credit during the quarter as a result of a $52 million decline in average noninterest-bearing deposit balances within the segment.  Substantially all of the decline in average noninterest-bearing balances was related to one large escrow account that exited the Bank in the fourth quarter of 2018.

Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 68% during the third quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$302,156	$1,666	2.21%	$265,111	$1,311	1.98%
Investment securities, including FHLB stock (1)	547,281	3,497	2.56	530,468	3,483	2.63
Other RPG loans (2) (5)	126,619	8,417	26.59	97,748	8,032	32.87
Outstanding Warehouse lines of credit (3) (5)	752,089	8,834	4.70	541,592	7,068	5.22
All other Traditional Bank loans (4) (5)	3,727,431	45,645	4.90	3,473,586	41,196	4.74

Total interest-earning assets	5,455,576	68,059	4.99	4,908,505	61,090	4.98

Allowance for loan and lease losses	(47,379)			(45,319)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	63,655			58,389
Premises and equipment, net	45,960			46,301
Bank owned life insurance	65,878			64,248
Other assets (2)	127,946			69,162
Total assets	$5,711,636			$5,101,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,160,529	$1,549	0.53%	$1,139,113	$1,238	0.43%
Money market accounts	790,852	2,071	1.05	663,241	1,079	0.65
Time deposits	426,453	2,217	2.08	359,417	1,553	1.73
Reciprocal money market and time deposits	214,321	768	1.43	290,561	581	0.80
Brokered deposits	241,477	1,437	2.38	23,756	111	1.87

Total interest-bearing deposits	2,833,632	8,042	1.14	2,476,088	4,562	0.74

Securities sold under agreements to repurchase and other short-term borrowings	246,889	298	0.48	213,195	317	0.59
Federal Home Loan Bank advances	690,457	3,839	2.22	574,130	2,782	1.94
Subordinated note	41,240	394	3.82	41,240	396	3.84

Total interest-bearing liabilities	3,812,218	12,573	1.32	3,304,653	8,057	0.98

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,065,904			1,076,967
Other liabilities	91,338			44,196
Stockholders’ equity	742,176			675,470
Total liabilities and stockholders’ equity	$5,711,636			$5,101,286

Net interest income		$55,486			$53,033

Net interest spread			3.67%			4.00%

Net interest margin			4.07%			4.32%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income includes loan fees of $6.5 million and $6.7 million for the three months ended September 30, 2019 and 2018.
(3)	Interest income includes loan fees of $853,000 and $807,000 for the three months ended September 30, 2019 and 2018.
(4)	Interest income includes loan fees of $1.6 million and $1.6 million for the three months ended September 30, 2019 and 2018.
(5)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2019
	Compared to
	Three Months Ended September 30, 2018
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$355	$195	$160
Investment securities, including FHLB stock	14	108	(94)
Other RPG loans	385	2,097	(1,712)
Outstanding Warehouse lines of credit	1,766	2,529	(763)
All other Traditional Bank loans	4,449	3,079	1,370
Net change in interest income	6,969	8,008	(1,039)

Interest expense:

Transaction accounts	311	24	287
Money market accounts	992	238	754
Time deposits	664	318	346
Reciprocal money market and time deposits	187	(183)	370
Brokered deposits	1,326	1,287	39
Securities sold under agreements to repurchase and other short-term borrowings	(19)	46	(65)
Federal Home Loan Bank advances	1,057	612	445
Subordinated note	(2)	—	(2)
Net change in interest expense	4,516	2,342	2,174

Net change in net interest income	$2,453	$5,666	$(3,213)

Provision for Loan and Lease Losses

Total Company Provision was $3.2 million for the third quarter of 2019, compared to $4.1 million for the same period in 2018.  The significant components comprising the Company’s Provision by reportable segment were as follows:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2019 was $1.6 million, compared to $696,000 for the third quarter of 2018. An analysis of the Provision for the third quarter of 2019 compared to the same period in 2018 follows:

•

Related to the Bank’s loans rated Substandard and Special Mention, the Bank recorded a net charge to the Provision of $1.6 million for the third quarter of 2019 compared to a net charge to the Provision of $141,000 for the third quarter 2018.    The charge during the third quarter of 2019 includes a $1.4 million Provision for one commercial relationship that defaulted during the quarter.

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $4,000 and $643,000 to the Provision for the third quarters of 2019 and 2018. Loan growth primarily drove these charges to the Provision for pass and non-rated loans in both periods.

As a percentage of total loans, the Traditional Banking Allowance was 0.86% at September 30, 2019 compared to 0.85% at December 31, 2018 and 0.86% at September 30,  2018.  The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at September 30, 2019.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $620,000 for the third quarter of 2019 compared to a net credit of $183,000 for the same period in 2018.  The Provision for both periods reflected changes in general reserves, as outstanding Warehouse period-end balances increased $248 million during the third quarter of 2019 compared to a decrease of $73 million during the third quarter of 2018.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2019,  December 31, 2018 and September 30,  2018.  The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2019.

Tax Refund Solutions segment

TRS recorded net credits to the Provision of $2.0 million and $1.0 million during the third quarters of 2019 and 2018. These credits to the Provision primarily reflect recoveries on EA loans charged off during the first half of the year. While TRS experienced a higher rate of EAs charged-off from January 1, 2019 to June 30, 2019 than the comparable six months in 2018, it also experienced a higher rate of EA recoveries during the third quarter of 2019 than during the third quarter of 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a Provision of $3.0 million during the third quarter of 2019 compared to a Provision of $4.6 million for the same period in 2018. The $1.6 million decrease in the Provision resulted from lower Provisions of $1.2 million and $460,000, respectively, for RCS’s line-of-credit product and its discontinued credit card product. The overall improvement in the Provision for the line-of-credit product was driven by a decline in its annualized historical loss rate combined with a decrease in average outstanding balances. The decrease in losses within the RCS credit-card portfolio was due to the discontinuance of the program, effective January of this year.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products.  As a percentage of total RCS loans, the RCS Allowance was 13.32% at September 30, 2019,  14.70% at December 31, 2018 and 14.58% at September 30,  2018.  The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2019.

Table 4 — RCS Provision by Product

	Three Months Ended Sep. 30,
(in thousands)	2019	2018	$ Change	% Change

Product:
Line of credit	$2,981	$4,131	$(1,150)	(28)%
Credit card	—	460	(460)	(100)
Hospital receivables	5	1	4	400
Total	$2,986	$4,592	$(1,606)	(35)%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2019	2018

Allowance at beginning of period	$45,983	$45,047

Charge-offs:

Traditional Banking:
Residential real estate	(17)	(47)
Commercial real estate	(1,407)	—
Commercial & industrial	—	(75)
Home equity	—	(14)
Consumer	(547)	(535)
Total Traditional Banking	(1,971)	(671)
Warehouse lines of credit	—	—
Total Core Banking	(1,971)	(671)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	(90)	—
Republic Credit Solutions	(2,799)	(6,204)
Total Republic Processing Group	(2,889)	(6,204)
Total charge-offs	(4,860)	(6,875)

Recoveries:

Traditional Banking:
Residential real estate	126	18
Commercial real estate	—	1
Construction & land development	—	3
Commercial & industrial	1	4
Home equity	23	59
Consumer	150	146
Total Traditional Banking	300	231
Warehouse lines of credit	—	—
Total Core Banking	300	231

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	2,098	1,036
Other TRS loans	2	—
Republic Credit Solutions	256	308
Total Republic Processing Group	2,356	1,344

Total recoveries	2,656	1,575

Net loan charge-offs	(2,204)	(5,300)

Provision - Core Banking	2,175	513
Provision - RPG	978	3,564
Total Provision	3,153	4,077
Allowance at end of period	$46,932	$43,824

Credit Quality Ratios - Total Company:

Allowance to total loans	1.01%	1.06%
Allowance to nonperforming loans	226	254
Net loan charge-offs to average loans	0.19	0.52

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.73%	0.78%
Allowance to nonperforming loans	163	185
Net loan charge-offs to average loans	0.15	0.04

Noninterest Income

Total Company noninterest income increased $1.3 million, or 12%, during the third quarter of 2019 compared to the same period in 2018.  The most significant components comprising the total Company’s noninterest income by reportable segment were as follows:

Traditional Banking segment

Traditional Banking’s noninterest income increased $238,000, or 3%, for the third quarter of 2019 compared to the same period in 2018.  The most significant categories affecting the change in noninterest income for the quarter were as follows:

•

Service charges on deposit accounts increased to $3.7 million for the third quarter of 2019 compared to $3.6 million for the same period in 2018.  The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the quarters ended September 30, 2019 and 2018 was  $2.3 million and $2.2 million. The total daily overdraft charges, net of refunds, included in interest income for the quarters ended September 30, 2019 and 2018 were $612,000 and $591,000.

•	Interchange income increased $287,000, or 11%, driven by a 6% increase in active debit cards along with increased overall usage on its card base, in general.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.7 million, or 125%, during the third quarter of 2019 compared to the same period in 2018, which resulted from a $75 million increase in secondary market loans originated from period to period combined with a $40 million increase in the Bank’s pipeline of secondary market loans in process from September 30, 2018 to September 30, 2019. A sharp decline in long-term mortgage rates during the previous nine months, combined with the Bank’s continued investments in mortgage resources, contributed to the increased quarter-over-quarter mortgage activity.

Republic Credit Solutions segment

RCS’s noninterest income decreased $647,000, or 35%, during the third quarter of 2019 compared to the same period in 2018, resulting primarily from the discontinuation of its credit-card product.

RCS’s largest noninterest income item, programs fees, are presented by product in the following table:

Table 6 — RCS Program Fees by Product

	Three Months Ended Sep. 30,
(in thousands)	2019	2018	$ Change	% Change

Product:
Line of credit	$1,172	$1,168	$4	0%
Credit card	—	382	(382)	(100)
Hospital receivables	79	27	52	193
Installment loans*	(56)	16	(72)	(450)
Total	$1,195	$1,593	$(398)	(25)%

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $1.2 million, or 3%, during the third quarter of 2019 compared to the same period in 2018.  The most significant components comprising the increase in noninterest expense by reportable segment were as follows:

Traditional Banking segment

Traditional Banking noninterest expense increased $1.0 million, or 3%, for the third quarter of 2019 compared to the same period in 2018. The most significant categories driving the change in noninterest expense were as follows:

•

Salaries and employee benefits expense increased $1.2 million, or 6%. Annual merit increases, as well as, the addition of 60 Traditional Bank FTE employees from September 30, 2018 to September 30, 2019 primarily drove the increase.

•

Noninterest expense during the third quarter of 2019 was positively impacted by a $343,000 reduction in FDIC insurance expense. Because the FDIC’s Deposit Insurance Fund exceeded a reserve ratio of 1.38% by June 30, 2019, the Bank was able to apply its Small Bank Assessment Credits against its most recent FDIC insurance premium payment.  The Company still has $841,000 of Small Bank Assessment Credits available for use in future quarters; however, its ability to utilize these credits are contingent upon the level of the DIF’s reserve ratio and are therefore not certain.

Tax Refund Solutions segment

TRS’s noninterest expense increased $391,000, or 15%, during the third quarter of 2019 compared to the same period in 2018 resulting primarily from a $461,000 increase in salaries and employee benefits expense.

Republic Credit Solutions segment

RCS’s noninterest expense decreased $845,000, or 47%, during the third quarter of 2019 compared to the same period in 2018.   Reductions of $700,000 in legal reserves primarily drove the overall decrease from period to period.

Income Tax Expense

The Total Company effective income tax rate was  19% for the third quarter of 2019 compared to 10% for the same period in 2018.

The following item primarily drove the Total Company’s effective income tax rate during the third quarter of 2019 below the federal corporate tax rate of 21%:

•

The Company recognized $437,000 in tax benefits for low-income-housing investments and R&D credits for the three months ended September 30, 2019. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were attributed to the Traditional Banking, TRS, and RCS segments.

The following items provided $2.8 million in federal income tax benefits for the third quarter of 2018 and primarily drove the Total Company’s effective tax rate lower than the federal corporate tax rate of 21%:

•

The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the third quarter of 2018 the Company completed a cost-segregation study and assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. Tax benefits related to the cost-segregation study were primarily attributed to the Company’s Traditional Banking segment.

•

The Company also adopted an automatic tax-accounting-method change related to deferred loan fees during the third quarter of 2018, as it was preparing its 2017 federal tax return.  This tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan. The change in tax-accounting-method resulted in a further impact from the TCJA, as it affected the Company’s final 2017 federal tax return due October 15, 2018. Tax benefits related to the tax-accounting-method change were 100% attributed to the Company’s Traditional Banking segment.

•

The Company completed an R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014. Tax benefits related to the R&D tax-credit study were attributed to the Company’s Traditional Banking, TRS, and RCS segments.

OVERVIEW  (Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018)

Total Company net income for the first nine months of 2019 was $65.9 million, a $5.4 million, or 9%, increase from the same period in 2018. Diluted EPS increased to $3.15 for the nine months ended September 30, 2019 compared to $2.90 for the same period in 2018.

See Footnote 18 “Agreement to Sell Four Banking Centers” of Part I Item 1 “Financial Statements” for information concerning the Bank’s agreement to sell four of its banking centers.

The following table presents condensed statements of income for the nine months ended September 30, 2019 and 2018 for 1) Company operations excluding those associated with the agreement to sell four of the Bank’s banking centers, a non-GAAP measure, 2) Company operations associated with the agreement to sell those banking centers, and 3) Total Company operations:

Table 7 — Condensed Statements of Income

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			$ Change

	Excluding HFS	HFS	Total Company	Excluding HFS	HFS	Total Company	Excluding HFS	HFS	Total Company
(in thousands)	Operations(1)	Operations(2)	Operations(3)	Operations(1)	Operations(2)	Operations(3)	Operations(1)	Operations(2)	Operations(3)

INTEREST INCOME	$208,571	$7,785	$216,356	$186,090	$7,189	$193,279	$22,481	$596	$23,077
INTEREST EXPENSE	31,636	2,989	34,625	18,729	2,768	21,497	12,907	221	13,128

NET INTEREST INCOME	176,935	4,796	181,731	167,361	4,421	171,782	9,574	375	9,949

PROVISION FOR LOAN AND LEASE LOSSES	24,510	334	24,844	26,145	119	26,264	(1,635)	215	(1,420)

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	152,425	4,462	156,887	141,216	4,302	145,518	11,209	160	11,369

NONINTEREST INCOME	53,911	1,442	55,353	51,836	1,470	53,306	2,075	(28)	2,047

NONINTEREST EXPENSE	128,793	2,555	131,348	122,459	2,430	124,889	6,334	125	6,459

INCOME BEFORE INCOME TAX EXPENSE	77,543	3,349	80,892	70,593	3,342	73,935	6,950	7	6,957
INCOME TAX EXPENSE	14,513	448	14,961	13,056	333	13,389	1,457	115	1,572

NET INCOME	$63,030	$2,901	$65,931	$57,537	$3,009	$60,546	$5,493	$(108)	$5,385

(1)	Income statement line items reflecting the operations of the Company excluding HFS Operations are considered non-GAAP measures.
(2)	HFS Operations include direct income and expense items for the four banking centers expected to be sold under the agreement signed between the Bank and Limestone in July 2019.
(3)	Income statement line items reflecting Total Company Operations are considered the GAAP equivalent to items presented in (1) above. Items in (2) above include non-GAAP to GAAP reconciling amounts.

The following are general highlights by reportable segment:

Traditional Banking segment

•	Net income increased $1.8 million, or 6%, for the first nine months of 2019 compared to the same period in 2018.

•	Net interest income increased $7.9 million, or 7%, for the first nine months of 2019 compared to the same period in 2018.

•	The Provision was $3.2 million for the first nine months of 2019 compared to $2.2 million for the same period in 2018.

•	Total noninterest income increased $260,000 for the first nine months of 2019 compared to the same period in 2018.

•	Total noninterest expense increased $5.5 million, or 5%, for the first nine months of 2019 compared to same period in 2018.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.57% at September 30, 2019 compared to 0.45% at December 31, 2018.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.38% at September 30, 2019 compared to 0.25% at December 31, 2018.

Warehouse Lending segment

•	Net income decreased $1.6 million, or 22%, for the first nine months of 2019 compared to the same period in 2018.

•	Net interest income decreased $988,000, or 8%, for the first nine months of 2019 compared to the same period in 2018.

•	The Warehouse Provision was a net charge of $1.3 million for the first nine months of 2019 compared to a net charge of $88,000 for the same period in 2018.

•	Total committed Warehouse lines increased to $1.2 billion at September 30, 2019 from $1.1 billion at December 31, 2018.

•	Average line usage was 55% during the first nine months of 2019 compared to 49% during the same period in 2018.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $3.3 million, or 90%, during the first nine months of 2019 compared to the same period in 2018.

•

Overall, Republic’s originations of secondary market loans totaled $247 million during the first nine months of 2019 compared to $133 million during the same period in 2018, with the Company’s gain recognized as a percent of total originations increasing to 2.61% during the first nine months of 2019 from 2.24% during the same period in 2018.

Tax Refund Solutions segment

•	Net income decreased $26,000 for the first nine months of 2019 compared to the same period in 2018.

•	Net interest income increased $2.3 million, or 12%, for the first nine months of 2019 compared to the same period in 2018.

•	Total EA originations were $389 million during the first nine months of 2019 compared to $430 million for the same period in 2018.

•	Overall, TRS recorded a net charge to the Provision of $11.8 million during the first nine months of 2019 compared to a net charge of $11.5 million for the same period in 2018.

•	Noninterest income increased $146,000 for the first nine months of 2019 compared to the same period in 2018.

•	Net RT revenue increased $1.1 million, or 5%, for the first nine months of 2019 compared to the same period in 2018.

•	Noninterest expense was $13.0 million for the first nine months of 2019 compared to $11.5 million for the same period in 2018.

Republic Credit Solutions segment

•	Net income increased $3.2 million, or 38%, for the first nine months of 2019 compared to the same period in 2018.

•	Net interest income increased $533,000, or 2%, for the first nine months of 2019 compared to the same period in 2018.

•	Overall, RCS recorded a net charge to the Provision of $8.6 million during the first nine months of 2019 compared to a net charge of $12.5 million for the same period in 2018.

•	Noninterest income decreased $1.5 million, or 29%, for the first nine months of 2019 compared to the same period in 2018.

•	Noninterest expense was $2.4 million for the first nine months of 2019 compared to $3.8 million for the same period in 2018.

•	Total nonperforming loans to total loans for the RCS segment was 0.07% at September 30, 2019 compared to 0.14% at December 31, 2018.

•	Delinquent loans to total loans for the RCS segment was 6.70% at September 30, 2019 compared to 7.97% at December 31, 2018.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018)

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

The Core Bank indexes many of its financial instruments to either the FFTR, Prime, or LIBOR.  From December 2015 through June 2019, these short-term market rates generally trended higher. In July 2019, short-term rates began to decrease with the Federal Reserve lowering the FFTR by 25 basis points and then another 25 basis points in September 2019. Management believes that a decreasing interest-rate environment is generally less favorable to the Company’s net interest income and net interest margin.

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

Total Company net interest income increased $9.9 million, or 6%, during the first nine months of 2019 compared to the same period in 2018. Total Company net interest margin decreased to 4.60% during the first nine months of 2019 compared to 4.67% for the same period in 2018.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $7.9 million, or 7%, for the first nine months of 2019 compared to the same period in 2018. Traditional Banking’s net interest margin was 3.75% for the first nine months of 2019, an increase of three basis points over the same period in 2018.

The increases in the Traditional Bank’s net interest income and net interest margin during the first nine months of 2019 were primarily attributable to the following factors:

•

Average loans increased $245 million, or 7%, during the first nine months of 2019 compared to the same period in 2018. The primary contributors for the increase in the year-over-year average balances were C&I loans, which grew $83 million, and CRE loans, which grew $58 million.

•

Despite a 31-basis-point increase in the Traditional Banking segment’s cost of interest-bearing liabilities, its net interest margin expanded when comparing the first nine months of 2019 to the same period in 2018. This expansion was partially driven by the above-mentioned strong loan growth and partially by the increased value from noninterest-bearing funding. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 19 basis points during the first nine months of 2019 compared to 14 basis points during the same period in 2018, with the differential representing the increased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The increase in this value resulted from a 30-basis-point rise in the yield on the Traditional Banking segment’s interest-earning assets from period to period.  While this contributing factor to the increase in net interest income remains a major reason why net interest income continues to increase compared to the prior year on a year-to-date basis, it is a diminishing factor as the difference between the net interest margin and net interest spread continues to decline with each passing quarter due to the flat, and sometimes inverted, U.S. Treasury yield curve.

Warehouse Lending segment

Despite a  significant increase in average outstanding Warehouse balances during the first nine months of 2019 compared to the same period in 2018, on-going compression in the Warehouse segment’s net interest margin during the same period drove a $988,000 decrease in its net interest income. The following factors led to the overall changes in the Warehouse segment’s net interest margin and net interest income:

•

Pricing pressure to the Bank on Warehouse lines of credit resulting from the negative impact of an inverted yield curve to the Bank’s Warehouse clients primarily drove the 69-basis-point compression in the Warehouse segment’s net interest margin.

•

A sharp decline in long-term fixed mortgage rates increased Warehouse clients’ usage of their Bank lines of credit, driving average outstanding Warehouse balances from $511 million during the third quarter of 2018 to $599 million during the third quarter of 2019.

•

Through the Company’s internal FTP process, the Traditional Banking segment charges or credits other segments based on prevailing market rates for funds utilized by loans or provided by deposits. Through this FTP process, the Warehouse segment experienced an approximate $940,000 decrease in FTP income credit received as a result of a $46 million decline in average noninterest-bearing deposit balances within the segment.  Substantially all of the decline in average noninterest-bearing balances was related to one large escrow account that exited the Bank in the fourth quarter of 2018.

Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 68% during the third quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Tax Refund Solutions segment

TRS’s net interest income increased $2.3 million for the first nine months of 2019 compared to the same period in 2018, resulting from a $1.3 million increase in interest income from its EA product and a $429,000 increase in interest income from commercial loans to its Tax Providers.

TRS’s EA product earned $19.1 million in interest income during the first nine months of 2019, a $1.3 million, or 7%, increase from the same period in 2018. For the first nine months  of the 2019 tax season, TRS modified its EA product offering with the following changes:

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

Despite the increase in the available EA maximum amount, the average loan amount for the first quarter 2019 tax season decreased by 9% compared to the first quarter 2018 tax season, as the taxpayer base generally opted for lower loan amounts this tax season.  While the average amount borrowed per loan decreased during 2019, the average fee per loan increased 7% for the same period, as the combined Tax Provider and taxpayer fee for 2019 resulted in a higher total average fee per loan than the lone tax provider fee in 2018.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $533,000, or 2%, from the first nine months of 2018 to the first nine months of 2019. The increase was driven primarily by an increase in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income increased to $19.3 million during the first nine months of 2019 compared to $19.0 million during the same period in 2018 and accounted for 79% and 82% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s higher-yielding line-of-credit product will be restricted by a current on-balance-sheet Board-approved risk limit of $40 million for the Company. As of September 30, 2019, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $30 million.

Table 8 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$296,474	$5,143	2.31%	$274,773	$3,632	1.76%
Investment securities, including FHLB stock (1)	541,739	11,278	2.78	529,731	9,780	2.46
TRS Easy Advance loans (2)	45,406	19,098	56.08	41,631	17,830	57.10
Other RPG loans (3) (6)	122,106	25,301	27.63	88,664	23,531	35.39
Outstanding Warehouse lines of credit(4)(6)	599,302	22,148	4.93	510,732	19,368	5.06
All other Traditional Bank loans (5) (6)	3,663,704	133,388	4.85	3,454,874	119,138	4.60

Total interest-earning assets	5,268,731	216,356	5.48	4,900,405	193,279	5.26

Allowance for loan and lease losses	(52,159)			(49,052)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	109,585			125,295
Premises and equipment, net	44,694			46,478
Bank owned life insurance	65,484			63,938
Other assets (2)	120,781			63,710
Total assets	$5,557,116			$5,150,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,140,171	$4,652	0.54%	$1,119,192	$2,980	0.36%
Money market accounts	764,055	5,873	1.02	615,336	2,575	0.56
Time deposits	408,419	6,108	1.99	341,348	4,005	1.56
Reciprocal money market and time deposits	201,492	2,042	1.35	316,067	1,708	0.72
Brokered deposits	170,688	3,018	2.36	42,464	588	1.85

Total interest-bearing deposits	2,684,825	21,693	1.08	2,434,407	11,856	0.65

Securities sold under agreements to repurchase and other short-term borrowings	232,949	1,049	0.60	216,070	752	0.46
Federal Home Loan Bank advances	638,237	10,631	2.22	571,136	7,779	1.82
Subordinated note	41,240	1,252	4.05	41,240	1,110	3.59

Total interest-bearing liabilities	3,597,251	34,625	1.28	3,262,853	21,497	0.88

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,140,355			1,180,187
Other liabilities	93,491			47,555
Stockholders’ equity	726,019			660,179
Total liabilities and stock-holders’ equity	$5,557,116			$5,150,774

Net interest income		$181,731			$171,782

Net interest spread			4.20%			4.38%

Net interest margin			4.60%			4.67%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $20.7 million and $19.9 million for the nine months ended September 30, 2019 and 2018.
(4)	Interest income includes loan fees of $2.2 million and $2.3 million for the nine months ended September 30, 2019 and 2018.
(5)	Interest income includes loan fees of $4.0 million and $4.3 million for the nine months ended September 30, 2019 and 2018.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 9 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 9 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2019
	Compared to
	Nine Months Ended September 30, 2018
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$1,511	$304	$1,207
Investment securities, including FHLB stock	1,498	228	1,270
TRS Easy Advance loans*	1,268	(1,817)	3,085
Other RPG loans	1,770	7,645	(5,875)
Outstanding Warehouse lines of credit	2,780	3,284	(504)
All other Traditional Bank loans	14,250	7,411	6,839
Net change in interest income	23,077	17,055	6,022

Interest expense:

Transaction accounts	1,672	56	1,616
Money market accounts	3,298	739	2,559
Time deposits	2,103	879	1,224
Reciprocal money market and time deposits	334	(779)	1,113
Brokered deposits	2,430	2,226	204
Securities sold under agreements to repurchase and other short-term borrowings	297	62	235
Federal Home Loan Bank advances	2,852	985	1,867
Subordinated note	142	—	142
Net change in interest expense	13,128	4,168	8,960

Net change in net interest income	$9,949	$12,887	$(2,938)

*Volume for Easy Advances is based on total loans originated during the period presented.

Provision for Loan and Lease Losses

Total Company Provision was $24.8 million for the first nine months of 2019 compared to $26.3 million for the same period in 2018. The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2019 was $3.2 million, compared to $2.2 million for the first nine months of 2018. An analysis of the Provision for the first nine months of 2019 compared to the same period in 2018 follows:

•

The Bank recorded net charges to the Provision of $2.2 million and $250,000 for the first nine months of 2019 and 2018 related to loans rated Substandard or Special Mention. The charge during the first nine months of 2019 includes a $1.4 million Provision for a previously nonrated commercial relationship that defaulted during the second quarter of 2019 and a $1.4 million Provision for a previously nonrated commercial relationship that defaulted during the third quarter of 2019.

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $1.2 million and $2.1 million to the Provision for the first nine months of 2019 and 2018. Loan growth primarily drove the net charge to the Provision in both periods.

As a percentage of total loans, the Traditional Banking Allowance was 0.86% at September 30, 2019 compared to 0.85% at December 31, 2018 and 0.86% at September 30, 2018. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at September 30, 2019.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $1.3 million for the first nine months of 2019 compared to a net charge of $88,000 for the same period in 2018. Provision expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $505 million during the first nine months of 2019 compared to an increase of $35 million during the first nine months of 2018.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at September 30, 2019, December 31, 2018 and September 30, 2018. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2019.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $11.8 million during the first nine months of 2019 compared to a net charge of $11.5 million for the same period in 2018. TRS’s Provision for EA loan losses was $11.3 million, or 2.91% of its $389 million in EAs originated during the first nine months of 2019, compared to a Provision of $11.4 million, or 2.64% of its $430 million of EAs originated during the first nine months of 2018.

The unpaid EA percentage was 5.84% at March 31, 2019, compared to 4.49% at March 31, 2018, representing a difference of 135 basis points.  The unpaid EAs to total EAs originated dropped to 2.91% at September 30, 2019. This compares to 2.64% at September 30, 2018, a difference of 27 basis points.

Provision expense at TRS during the first nine months of 2019 also reflects net charges of $491,000 to the Provision for TRS’s non-EA products, including its receivable assistance program loans and its small-dollar line of credit program. A net charge to the Provision of $111,000 was made during the first nine months of 2018 for similar non-EA loan products.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 10 below, RCS recorded a Provision of $8.6 million during the first nine months of 2019 compared to a Provision of $12.5 million for the same period in 2018. Approximately $2.7 million of the $4.0 million decrease in the Provision from period to period was attributable to RCS’s credit-card product that was discontinued in January 2019.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 13.32% at September 30, 2019, 14.70% at December 31, 2018 and 14.58% at September 30, 2018. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2019.

The following table presents RCS Provision by product:

Table 10 — RCS Provision by Product

	Nine Months Ended Sep. 30,
(in thousands)	2019	2018	$ Change	% Change

Product:
Line of credit	$8,554	$9,775	$(1,221)	(12)%
Credit card	—	2,728	(2,728)	(100)
Hospital receivables	39	42	(3)	(7)
Total	$8,593	$12,545	$(3,952)	(32)%

Table 11 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018

Allowance at beginning of period	$44,675	$42,769

Charge-offs:

Traditional Banking:
Residential real estate	(474)	(405)
Commercial real estate	(1,407)	—
Commercial & industrial	—	(200)
Home equity	(13)	(48)
Consumer	(1,480)	(1,542)
Total Traditional Banking	(3,374)	(2,195)
Warehouse lines of credit	—	—
Total Core Banking	(3,374)	(2,195)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(13,425)	(12,478)
Commercial & industrial	(371)	(55)
Republic Credit Solutions	(9,306)	(13,669)
Total Republic Processing Group	(23,102)	(26,202)
Total charge-offs	(26,476)	(28,397)

Recoveries:

Traditional Banking:
Residential real estate	393	243
Commercial real estate	4	129
Construction & land development	—	30
Commercial & industrial	6	39
Home equity	61	288
Consumer	445	480
Total Traditional Banking	909	1,209
Warehouse lines of credit	—	—
Total Core Banking	909	1,209

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	2,103	1,118
Commercial & industrial	2	5
Republic Credit Solutions	875	856
Total Republic Processing Group	2,980	1,979
Total recoveries	3,889	3,188

Net loan charge-offs	(22,587)	(25,209)

Provision - Core Banking	4,433	2,246
Provision - RPG	20,411	24,018
Total Provision	24,844	26,264
Allowance at end of period	$46,932	$43,824

Credit Quality Ratios - Total Company:

Allowance to total loans	1.01%	1.06%
Allowance to nonperforming loans	226	254
Net loan charge-offs to average loans	0.68	0.82

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.73%	0.78%
Allowance to nonperforming loans	163	185
Net loan charge-offs to average loans	0.08	0.03

Noninterest Income

Total Company noninterest income increased $2.0 million, or 4%, during the first nine months of 2019 compared to the same period in 2018. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $260,000  for the first nine months of 2019 compared to the same period in 2018. The following were the most significant categories affecting the change in noninterest income:

•

Service charges on deposit accounts decreased $62,000 to $10.6 million for the first nine months of 2019 compared to the same period in 2018. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2019 and 2018 were $6.5 million and $6.4 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2019 and 2018 were $1.7 million and  $1.5 million.

•	Interchange income rose $667,000, or 9%, driven by a 6% increase in active debit cards along with increased overall usage on its card base, in general.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $3.3 million, or 90%, during the first nine months of 2019 compared to the same period in 2018, which resulted from a $114 million increase in secondary market loans originated from period to period combined with a $40 million increase in the Bank’s pipeline of secondary market loans in process from September 30, 2018 to September 30, 2019. A sharp decline in long-term mortgage rates during the previous nine months, combined with the Bank’s continued investments in mortgage resources, contributed to the increased year-over-year mortgage activity.

Tax Refund Solutions segment

TRS’s noninterest income increased $146,000,  during the first nine months of 2019 compared to the same period in 2018 resulting from a $1.1 million, or 5%, increase in net RT revenue that was almost entirely offset by the lack of a one-time $1.0 million nonrefundable capital commitment fee recorded during the first nine months of 2018.   A nominal increase in RT pricing and a shift in the RT mix among the various Tax Providers primarily drove the rise in net RT revenues.

Republic Credit Solutions segment

RCS’s noninterest income decreased $1.5 million, or 29%, during the first nine months of 2019 compared to the same period in 2018. As illustrated in Table 10 below, RCS program fees decreased $1.3 million resulting primarily from a reduction in fees associated with the discontinuance of RCS’s credit-card product.

The following table presents RCS program fees by product:

Table 12 — RCS Program Fees by Product

	Nine Months Ended Sep. 30,
(in thousands)	2019	2018	$ Change	% Change

Product:
Line of credit	$3,219	$3,297	$(78)	(2)%
Credit card	—	1,418	(1,418)	(100)
Hospital receivables	172	100	72	72
Installment loans*	(281)	(386)	105	(27)
Total	$3,110	$4,429	$(1,319)	(30)%

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $6.5 million, or 5%, during the first nine months of 2019 compared to the same period in 2018. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $5.5 million, or 5%, for the first nine months of 2019 compared to the same period in 2018. The most significant categories driving the change in noninterest expense were as follows:

•

Salaries and employee benefits expense increased $4.8 million, or 8%. Annual merit increases, as well as, the addition of 60 Traditional Bank FTE employees from September 30, 2018 to September 30, 2019 primarily drove the increase.

•	Occupancy expense increased $818,000, or 5%, primarily driven by increases in rent expense and support costs for the Traditional Bank’s technology and infrastructure.

Tax Refund Solutions segment

TRS’s noninterest expense increased $1.6 million, or 14%, during the first nine months of 2019 compared to the same period in 2018 partially due to $500,000 in legal reserves recorded during 2019 and partially due to a $588,000 increase in salaries and benefits expense.

Republic Credit Solutions segment

RCS’s noninterest expense decreased $1.4 million, or 37%, during the first nine months of 2019 compared to the same period in 2018 due to a $796,000 decrease in data processing expense resulting from the discontinuance of RCS’s credit card product.

Income Tax Expense

The following items provided $2.4 million in federal income tax benefits for the nine months ended September 30, 2019 and drove the Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

•

As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of March 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $350,000 due to the enactment of HB354, with the majority of this benefit attributed to the Company’s Traditional Banking segment.

•

In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses is approximately $815,000. This benefit was recorded in the second quarter of 2019 and fully attributed to the Company’s Traditional Banking segment.

•

In addition to the tax benefit recognized during the second quarter associated with passage of HB458, the Company also received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Company’s Traditional Banking segment.

•

The Company recognized $437,000 and $834,000 in tax benefits for low-income-housing investments and R&D credits for the three and nine months ended September 30, 2019. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were attributed to the Traditional Banking, TRS, and RCS segments.

The following items provided $2.8 million in federal income tax benefits for the nine months ended September 30, 2018 and drove the  Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

•

The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the third quarter of 2018 the Company completed a cost-segregation study and assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. Tax benefits related to the cost-segregation study were primarily attributed to the Company’s Traditional Banking segment.

•

The Company also adopted an automatic tax-accounting-method change related to deferred loan fees during the third quarter of 2018, as it was preparing its 2017 federal tax return.  This tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan.  The change in tax-accounting-method resulted in a further impact from the TCJA, as it affected the Company’s final 2017 federal tax return due October 15, 2018. Tax benefits related to the tax-accounting-method change were 100% attributed to the Company’s Traditional Banking segment.

•

The Company completed an R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014. Tax benefits related to the R&D tax-credit study were attributed to the Company’s Traditional Banking, TRS, and RCS segments.

COMPARISON OF FINANCIAL CONDITION AT September 30, 2019 AND December 31, 2018

Table 13 — Loan Portfolio Composition

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$889,554	$907,005	$(17,451)	(2)%
Owner occupied - correspondent*	71,654	94,827	(23,173)	(24)
Nonowner occupied	255,808	242,846	12,962	5
Commercial real estate	1,266,290	1,248,940	17,350	1
Construction & land development	192,535	175,178	17,357	10
Commercial & industrial	464,614	430,355	34,259	8
Lease financing receivables	14,820	15,031	(211)	(1)
Home equity	296,339	332,548	(36,209)	(11)
Consumer:
Credit cards	17,722	19,095	(1,373)	(7)
Overdrafts	1,075	1,102	(27)	(2)
Automobile loans	59,403	63,475	(4,072)	(6)
Other consumer	60,655	46,642	14,013	30
Total Traditional Banking	3,590,469	3,577,044	13,425	0
Warehouse lines of credit*	973,588	468,695	504,893	108
Total Core Banking	4,564,057	4,045,739	518,318	13

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	846	13,744	(12,898)	(94)
Republic Credit Solutions	99,151	88,744	10,407	12
Total Republic Processing Group	99,997	102,488	(2,491)	(2)

Total loans**	4,664,054	4,148,227	515,827	12
Allowance for loan and lease losses	(46,932)	(44,675)	(2,257)	5

Total loans, net	$4,617,122	$4,103,552	$513,570	13

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $516 million, or 12%, during the first nine months of 2019 to $4.7 billion at September 30, 2019. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

As reflected in Table 11 above, the period-end balances of Traditional Banking loans increased $13 million from December 31, 2018 to September 30, 2019, with $144 million of loan growth offset by $131 million of loans held for investment reclassified to held for sale during 2019 following the Bank’s agreement to sell four of its banking centers. The Bank’s CRE, C&I, and Construction portfolios primarily drove growth.

See Footnote 18 “Agreement to Sell Four Banking Centers”  of Part I Item 1 “Financial Statements” for additional information concerning the Bank’s agreement to sell four of its banking centers.

Warehouse Lending segment

Outstanding Warehouse period end balances increased $505 million from December 31, 2018 to September 30, 2019. A sharp decline in long-term fixed mortgage rates during 2019 drove the increase in Warehouse balances.

Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 68% during the third quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 57% during 2016.

Allowance for Loan and Lease Losses

The Bank maintains an Allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance monthly and presents and discusses the analysis with the Audit Committee and the Board of Directors quarterly.

The Company’s Allowance increased $2 million from $45 million at December 31, 2018 to  $47 million at September 30, 2019.  As a percent of total loans, the total Company’s Allowance decreased to 1.01% at September 30, 2019 compared to 1.08% at December 31, 2018.  An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Traditional Banking Allowance increased $1 million to $31 million at September 30, 2019 driven primarily by an Allowance of $1.4 million for a commercial relationship that defaulted during the second quarter of 2019. The Traditional Bank Allowance to total Traditional Bank loans increased one basis point to 0.86% when comparing September 30, 2019 to December 31, 2018. In general, historical losses within the Traditional Banking segment have remained relatively stable and low for a sustained period of time.  The Traditional Bank did incur a $1.4 million charge-off during the third quarter of 2019 on one of its commercial loans; however, this charge-off represented the last loan in a pool of out-of-market loans purchased by the Bank in 2011. This pool of loans had been analyzed for loss by the Bank within its Allowance calculation as a separate class from other commercial loans; therefore, any losses from this pool have not been extrapolated to the Bank’s other commercial portfolios for the Allowance calculation.

Warehouse Lending segment

The Warehouse Allowance increased to approximately $2.4 million, and the Warehouse Allowance to total Warehouse loans remained at 0.25% when comparing September 30, 2019 to December 31, 2018.  As of September 30, 2019,  the Warehouse Allowance was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the third quarter of 2019.

Republic Credit Solutions segment

The RCS Allowance remained at $13 million from December 31, 2018 to September 30, 2019.  RCS maintained an Allowance for two distinct credit products offered at September 30, 2019, including its line-of-credit product and its healthcare-receivables product.  At September 30, 2019, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables product to as high as 46% for its line-of-credit product.  The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI-Sub are considered “Classified.” Loans rated “Special Mention” or PCI-1 are considered Special Mention. The Bank’s Classified and Special Mention loans increased $10 million during the first nine months of 2019 resulting primarily from the downgrade of five commercial relationships to Substandard during 2019.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 14 — Classified and Special Mention Loans

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	31,487	19,860	11,627	58.54
Purchased Credit Impaired - Substandard	1,335	1,559	(224)	(14.37)
Total Classified Loans	32,822	21,419	11,403	53.24

Special Mention	20,004	21,205	(1,201)	(5.66)
Purchased Credit Impaired - Group 1	1,018	1,121	(103)	(9.19)
Total Special Mention Loans	21,022	22,326	(1,304)	(5.84)

Total Classified and Special Mention Loans	$53,844	$43,745	$10,099	23.09%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category includes TDRs totaling approximately $9 million and $8 million at September 30, 2019 and December 31, 2018.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.44% at September 30, 2019 from 0.39% at December 31, 2018, as the total balance of nonperforming loans increased by $5 million, or 29%, while total loans increased $516 million, or 12%,  during the first nine months of 2019.  Two commercial relationships placed on nonaccrual status during the first nine months of 2019 primarily drove the increase in nonperforming loans.

Table 15 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	September 30, 2019	December 31, 2018

Loans on nonaccrual status*	$20,574	$15,993
Loans past due 90-days-or-more and still on accrual**	175	145
Total nonperforming loans	20,749	16,138
Other real estate owned	119	160
Total nonperforming assets	$20,868	$16,298

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.44%	0.39%
Nonperforming assets to total loans (including OREO)	0.45	0.39
Nonperforming assets to total assets	0.34	0.31

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.45%	0.40%
Nonperforming assets to total loans (including OREO)	0.45	0.40
Nonperforming assets to total assets	0.35	0.32

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 16 — Nonperforming Loan Composition

	September 30, 2019		December 31, 2018
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$9,728	1.09%	$10,800	1.19%
Owner occupied - correspondent	1,328	1.85	382	0.40
Nonowner occupied	26	0.01	669	0.28
Commercial real estate	4,690	0.37	2,318	0.19
Construction & land development	—	—	—	—
Commercial & industrial	3,014	0.65	630	0.15
Lease financing receivables	—	—	—	—
Home equity	1,659	0.56	1,095	0.33
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	116	0.20	75	0.12
Other consumer	13	0.02	37	0.08
Total Traditional Banking	20,574	0.57	16,006	0.45
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,574	0.45	16,006	0.40

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	109	12.88	4	0.03
Republic Credit Solutions	66	0.07	128	0.14
Total Republic Processing Group	175	0.18	132	0.13

Total nonperforming loans	$20,749	0.44%	$16,138	0.39%

Table 17 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	113	$4,713	17	$2,849	2	$2,166	132	$9,728
Owner occupied - correspondent	—	—	3	1,328	—	—	3	1,328
Nonowner occupied	2	26	—	—	—	—	2	26
Commercial real estate	3	132	2	630	3	3,928	8	4,690
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	10	2	432	1	2,572	4	3,014
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	19	586	5	1,073	—	—	24	1,659
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	8	116	—	—	—	—	8	116
Other consumer	6	13	—	—	—	—	6	13
Total Traditional Banking	152	5,596	29	6,312	6	8,666	187	20,574
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	152	5,596	29	6,312	6	8,666	187	20,574

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	254	109	—	—	—	—	254	109
Republic Credit Solutions	206	66	—	—	—	—	206	66
Total Republic Processing Group	460	175	—	—	—	—	460	175

Total	612	$5,771	29	$6,312	6	$8,666	647	$20,749

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	108	$4,859	11	$2,401	3	$3,540	122	$10,800
Owner occupied - correspondent	—	—	1	382	—	—	1	382
Nonowner occupied	4	169	—	—	1	500	5	669
Commercial real estate	5	201	1	397	2	1,720	8	2,318
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	59	2	571	—	—	4	630
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	19	417	4	678	—	—	23	1,095
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	5	75	—	—	—	—	5	75
Other consumer	14	37	—	—	—	—	14	37
Total Traditional Banking	157	5,817	19	4,429	6	5,760	182	16,006
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	157	5,817	19	4,429	6	5,760	182	16,006

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	6	4	—	—	—	—	6	4
Republic Credit Solutions	960	128	—	—	—	—	960	128
Total Republic Processing Group	966	132	—	—	—	—	966	132

Total	1,123	$5,949	19	$4,429	6	$5,760	1,148	$16,138

Table 18 — Rollforward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Nonperforming loans at the beginning of the period	$19,403	$18,360	$16,138	$15,074
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	4,441	2,425	9,955	6,787
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(864)	(2,438)	(4,257)	(3,041)
Principal balance paydowns of loans nonperforming at both period ends	(2,240)	(587)	(1,117)	(849)
Net change in principal balance of other loans nonperforming at both period ends*	9	(474)	30	(685)

Nonperforming loans at the end of the period	$20,749	$17,286	$20,749	$17,286

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 19 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Loans charged off	$(70)	$(14)	$(427)	$(43)
Loans transferred to OREO	(18)	(224)	(1,230)	(409)
Loans refinanced at other institutions	(594)	(2,019)	(2,515)	(2,168)
Loans returned to accrual status	(182)	(181)	(85)	(421)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(864)	$(2,438)	$(4,257)	$(3,041)

Based on the Bank’s review at September 30, 2019, management believes that its reserves are adequate to absorb probable losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.44% at September 30, 2019, from 0.38% at December 31, 2018,  primarily due to two commercial relationships that defaulted during the first nine months of 2019.

Core Bank delinquent loans to total Core Bank loans increased to 0.30%  at September 30, 2019 from 0.22% at December 31, 2018, primarily due to the previously mentioned commercial relationships that defaulted during the first nine months of 2019. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2019 and December 31, 2018 were on nonaccrual status.

Table 20 — Delinquent Loan Composition*

	September 30, 2019		December 31, 2018
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,131	0.46%	$5,525	0.61%
Owner occupied - correspondent	958	1.34	—	—
Nonowner occupied	—	—	1,008	0.42
Commercial real estate	3,911	0.31	1,099	0.09
Construction & land development	150	0.08	—	—
Commercial & industrial	2,715	0.58	25	0.01
Lease financing receivables	—	—	—	—
Home equity	1,184	0.40	784	0.24
Consumer:
Credit cards	84	0.47	129	0.68
Overdrafts	253	23.53	230	20.87
Automobile loans	97	0.16	28	0.04
Other consumer	13	0.02	47	0.10
Total Traditional Banking	13,496	0.38	8,875	0.25
Warehouse lines of credit	—	—	—	—
Total Core Banking	13,496	0.30	8,875	0.22

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	236	27.90	10	0.07
Republic Credit Solutions	6,640	6.70	7,077	7.97
Total Republic Processing Group	6,876	6.88	7,087	6.91

Total delinquent loans	$20,372	0.44%	$15,962	0.38%

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 21 — Rollforward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Delinquent loans at the beginning of the period	$19,326	$13,132	$15,962	$14,101
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	5,608	7,077	10,120	7,952
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(2,674)	(3,942)	(5,292)	(4,465)
Principal balance paydowns of loans delinquent at both period ends	(1,930)	(64)	(251)	(151)
Net change in principal balance of other loans delinquent at both period ends**	42	1,623	(167)	389
Delinquent loans at the end of period	$20,372	$17,826	$20,372	$17,826

*Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 22 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Loans charged off	$(89)	$(22)	$(429)	$(50)
Easy Advances* paid-off or charged-off	—	—	—	—
Loans transferred to OREO	(18)	(224)	(1,258)	(342)
Loans refinanced at other institutions	(865)	(2,301)	(1,803)	(1,961)
Loans paid current	(1,702)	(1,395)	(1,802)	(2,112)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(2,674)	$(3,942)	$(5,292)	$(4,465)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $49 million at September 30, 2019 compared to $41 million at December 31, 2018, an increase of $8 million during the first nine months of 2019 driven by five commercial loans that defaulted during 2019.

A TDR is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of September 30, 2019, the Bank had $30 million in TDRs, of which $9 million were also on nonaccrual status. As of December 31, 2018, the Bank had $33 million in TDRs, of which $8 million  were also on nonaccrual status.

Table 23 — Impaired Loan Composition

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change

Troubled debt restructurings	$30,161	$32,863	$(2,702)	(8.22)%
Impaired loans (which are not TDRs)	18,396	8,572	9,824	114.61
Total recorded investment in impaired loans	$48,557	$41,435	$7,122	17.19%

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Table 24 — Deposit Composition

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change

Core Bank:
Demand	$941,661	$937,402	$4,259	0%
Money market accounts	785,563	717,954	67,609	9
Savings	173,396	187,868	(14,472)	(8)
Individual retirement accounts (1)	53,101	53,524	(423)	(1)
Time deposits, $250 and over (1)	85,789	84,104	1,685	2
Other certificates of deposit (1)	259,686	239,324	20,362	9
Reciprocal money market and time deposits (1)	234,043	217,153	16,890	8
Brokered deposits (1)	166,355	9,394	156,961	1,671
Total Core Bank interest-bearing deposits	2,699,594	2,446,723	252,871	10
Total Core Bank noninterest-bearing deposits	985,380	971,422	13,958	1
Total Core Bank deposits	3,684,974	3,418,145	266,829	8

Republic Processing Group:
Money market accounts	3,605	5,453	(1,848)	(34)
Total RPG interest-bearing deposits	3,605	5,453	(1,848)	(34)

Brokered prepaid card deposits	8,931	4,350	4,581	105
Other noninterest-bearing deposits	37,242	28,197	9,045	32
Total RPG noninterest-bearing deposits	46,173	32,547	13,626	42
Total RPG deposits	49,778	38,000	11,778	31

Deposits held for assumption in connection with sale of banking centers (2)	142,384	—	142,384	—

Total deposits	$3,877,136	$3,456,145	$420,991	12%

(1)	Includes time deposits.
(2)	See Note 18 “Sale of Four Banking Centers” of Part I Item 1 “Financial Statements” for additional detail.

Total Company deposits increased $421 million, or 12%, from December 31, 2018 to $3.9 billion at September 30, 2019.  Total deposits at September 30, 2019 includes $142 million of deposits held for assumption in connection with the Bank’s agreement to sell four of its banking centers. These  deposits held for assumption at September 30, 2019 include $101 million of interest-bearing and $41 million of noninterest-bearing deposits.

See Footnote 18 “Agreement to Sell Four Banking Centers”  of Part I Item 1 “Financial Statements” for additional information concerning the Bank’s agreement to sell four of its banking centers.

Total Company interest-bearing deposits increased $251 million, or 10%,  during the first nine months of 2019 due primarily to the acquisition of $150 million of wholesale-brokered deposits. Promotional rates for time deposits and money market accounts offered through the Company’s Memory Bank digital brand primarily drove the remaining growth in interest-bearing deposits.

Total Company noninterest-bearing deposits increased  $28 million, or 3%, with growth primarily driven by business-checking accounts.

Federal Home Loan Bank Advances

Primarily to fund a seasonal increase in usage rates on its warehouse lines of credit, the Company experienced a $240 million increase in its FHLB overnight advances from December 31, 2018 to September 30, 2019. The Bank held $750 million in overnight advances at a rate of 2.11% as of September 30, 2019, compared to $510 million in overnight advances at a rate of 2.45% at December 31, 2018.   The usage of overnight FHLB advances is expected to continue to fluctuate based on the overall usage rates for the Bank’s warehouse lines of credit, which are also tied to short-term repricing indices.

The overall use and types of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. If a meaningful amount of the Bank’s loan originations in the future have repricing terms longer than five years, management could elect to borrow additional longer-term funds from the FHLB to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances in the future for interest rate risk mitigation, it could have a negative impact on the then-current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained, as well as, the overall shape of the U.S. Treasury yield curve at that time.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 184% at September 30, 2019 and 172% at December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents on-hand of $397 million and $351 million.  The Bank also had available borrowing capacity of $16 million and  $254 million from the FHLB at September 30, 2019 and December 31, 2018.  In addition, the Bank’s liquidity resources included unencumbered debt securities of $191 million and  $300 million as of September 30, 2019 and December 31, 2018 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2019 and December 31, 2018, these pledged investment securities had a fair value of $444 million and $241 million. Republic’s banking centers and its websites,  www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2019, the Bank had approximately $1.1 billion in deposits from 159 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $531 million, or 14%, of the Company’s total deposit balances at September 30, 2019.  These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached and, periodically during each quarter, has fallen short of its Board-approved minimum internal policy limits for liquidity management. Most recently, the Bank has experienced a significant increase in its outstanding Warehouse line-of-credit balances.  Because management deems this increase in Warehouse balances to not be long-term in nature, it has elected to utilize overnight borrowings from the FHLB in order to fund these outstanding balances.  As a result, the Bank had utilized the bulk of its FHLB borrowing capacity as of the most recent quarter-end.  While the Bank was in compliance with all Board-approved liquidity policies as of September 30, 2019, it was not always within policy parameters for each day of the quarter.  The Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future and will also likely utilize much of its FHLB borrowing capacity or short-term brokered deposits to fund the current spike in Warehouse balances.

Capital

Total stockholders’ equity increased from $690 million at December 31, 2018 to $744 million at September 30, 2019. The increase in stockholders’ equity was primarily attributable to net income earned during 2019 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2019, RB&T could, without prior approval, declare dividends of approximately $131 million.

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

Banking regulators have categorized the Bank as well-capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 10.0% Total Risk-Based Capital ratio, a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer of 2.5% composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements.

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.06% at September 30, 2019 compared to 13.02% at December 31, 2018. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on October 1, 2019 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 25 — Capital Ratios

	As of September 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$809,729	15.59%	$757,727	16.80%
Republic Bank & Trust Company	706,360	13.61	654,258	14.52

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$722,797	13.91%	$673,052	14.92%
Republic Bank & Trust Company	659,428	12.71	609,583	13.53

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$762,797	14.68%	$713,052	15.81%
Republic Bank & Trust Company	659,428	12.71	609,583	13.53

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$762,797	13.40%	$713,052	14.11%
Republic Bank & Trust Company	659,428	11.60	609,583	12.06

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

As of September 30, 2019, a dynamic simulation model was run for interest rate changes from “Down 200” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2019 and ending September 30, 2020 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loans fees and excludes Traditional Bank loan fees.

Table 26 — Bank Interest Rate Sensitivity

	Change in Rates
	(200)	(100)	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at September 30, 2019	(9.9)%	(5.2)%	3.8%	6.7%	9.3%
% Change from base net interest income at December 31, 2018	NA	(2.9)%	0.9%	0.3%	(0.9)%

The Bank’s dynamic simulation model run for September 2019 projected a decrease in the Bank’s net interest income for the Down 200 and 100 scenarios. The Up 100 through Up 300 scenarios for September 2019 reflected an increase in net interest income, with this increase more favorable than the comparable scenarios at December 2018. September 2019 scenarios were less favorable than December 2018 for the down rate scenarios.  The deterioration in the down rate scenarios was generally due to the impact of rate decreases that have already occurred during 2019, as the Company now has less ability to lower its interest-bearing deposit rates in response to future rate decreases. The primary drivers behind changes in the up-rate scenarios are, generally, increases in variable rate assets, along with increases in low-beta deposits and decreases in high-beta deposits. In addition, the most recent 12-month forecast for market interest rates projected intermediate and long-term rates to be much lower than the December 2018 forecast.

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

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2019 Compared to Three Months Ended September 30,  2018)” and RESULTS OF OPERATIONS (Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018).”

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. You should carefully consider the risk factor discussed below and in our 2018 Form 10-K, which could materially affect our business, financial condition or future results.

The planned discontinuance of LIBOR presents risks to the Company because the Company uses LIBOR as a reference rate for a portion of its financial instruments. LIBOR is used as a reference rate for a meaningful amount of the Company’s financial instruments, which means it is the base on which relevant interest rates are determined. Transactions include those in which the Company lends and borrows money, purchases securities, and enters into derivatives to manage risk. The United Kingdom Financial Conduct Authority, the institution that regulates LIBOR, announced in July 2017 that it intends to stop persuading or compelling institutions to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2019 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	4,080	$48.95	4,080
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	4,080	$48.95	4,080	191,440

The Company repurchased  4,080 shares during the third quarter of 2019. In addition, in connection with employee stock plans, there were 5,680 shares withheld upon exercise of stock options to satisfy the exercise price and withholding taxes for option exercises during the third quarter of 2019. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2019, the Company had 191,440 shares that could be repurchased under its current share repurchase programs.

During the third quarter of 2019, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5. Other Information

Subsequent to the issuance of the Company’s third quarter earnings release on October 18, 2019 and prior to the filing of this Quarterly Report on Form 10-Q, the Company reconsidered the financial presentation in its October 18, 2019 earnings release for the upcoming disposal of its four banking centers discussed in Footnote 18 “Agreement to Sell Four Banking Centers” of Part I Item 1 “Financial Statements” and concluded that this disposal did not meet the criteria to be presented as discontinued operations under ASC 205, Presentation of Financial Statements. While the Company’s October 18, 2019 earnings release did present these banking centers as discontinued operations, this Quarterly Report on Form 10-Q presents the assets and liabilities of the four banking centers as held for sale. This change in presentation did not affect the Company’s overall net income and Diluted EPS for the quarters and nine months ended September 30, 2019 as previously disclosed.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan dated September 18, 2019

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 8, 2019	/s/ Steven E. Trager
By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: November 8, 2019	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer