Form 10-K
period 2019-12-31
REPUBLIC BANCORP INC /KY/
filed 2020-03-13
CIK 921557

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $491,574,486 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 21,  2020 was 18,742,970 and 2,205,051.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2020 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-K.  You may find it helpful to refer to this page as you read this report.

Term	Definition	Term	Definition	Term	Definition

ACH	Automated Clearing House	ESPP	Employee Stock Purchase Plan	OFAC	Office of Foreign Assets Control
AFS	Available for Sale	EVP	Executive Vice President	OREO	Other Real Estate Owned
Allowance	Allowance for Loan and Lease Losses	FCRA	Fair Credit Reporting Act	Patriot Act	U.S. Patriot Act
AML	Anti-Money Laundering	FASB	Financial Accounting Standards Board	PCI	Purchased Credit Impaired
AOCI	Accumulated Other Comprehensive Income	FDIA	Federal Deposit Insurance Act	PCI-1	PCI - Group 1
ARM	Adjustable Rate Mortgage	FDICIA	Federal Deposit Insurance Corporation Improvement Act	PCI-Sub	PCI - Substandard
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	Prime	The Wall Street Journal Prime Interest Rate
ASU	Accounting Standards Update	FHA	Federal Housing Administration	Provision	Provision for Loan and Lease Losses
ATM	Automated Teller Machine	FHC	Financial Holding Company	PSU	Performance Stock Unit
ATR	Ability to Repay	FHLB	Federal Home Loan Bank	R&D	Research and Development
Basic EPS	Basic earnings per Class A Common Share	FHLMC	Federal Home Loan Mortgage Corporation	RB&T / the Bank	Republic Bank & Trust Company
BHC	Bank Holding Company	FICO	Fair Isaac Corporation	RBCT	Republic Bancorp Capital Trust
BHCA	Bank Holding Company Act	FNMA	Federal National Mortgage Association	RCS	Republic Credit Solutions
BOLI	Bank Owned Life Insurance	FOMC	Federal Open Market Committee	Republic / the Company	Republic Bancorp, Inc.
BPO	Brokered Price Opinion	FRA	Federal Reserve Act	RESPA	Real Estate Settlement Procedures Act
BSA	Bank Secrecy Act	FRB	Federal Reserve Bank	ROA	Return on Average Assets
C&D	Construction and Development	FTE	Full Time Equivalent	ROE	Return on Average Equity
C&I	Commercial and Industrial	FTP	Funds Transfer Pricing	RPG	Republic Processing Group
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009	GAAP	Generally Accepted Accounting Principles in the United States	RPS	Republic Payment Solutions
CCAD	Commercial Credit Administration Department	GLBA	Gramm-Leach-Bliley Act	RT	Refund Transfer
CDI	Core Deposit Intangible	HEAL	Home Equity Amortizing Loan	S&P	Standard and Poor's
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	SAB	SEC Staff Accounting Bulletin
CFO	Chief Financial Officer	HMDA	Home Mortgage Disclosure Act	SAC	Special Asset Committee
CFPB	Consumer Financial Protection Bureau	HTM	Held to Maturity	SBA	Small Business Administration
CFTC	Commodity Futures Trading Commission	IRS	Internal Revenue Service	SEC	Securities and Exchange Commission
CMO	Collateralized Mortgage Obligation	ITM	Interactive Teller Machine	SERP	Supplemental Executive Retirement Plan
CMT	Constant Maturity Treasury Index	KDFI	Kentucky Department of Financial Institutions	SSUAR	Securities Sold Under Agreements to Repurchase
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LIBOR	London Interbank Offered Rate	SVP	Senior Vice President
CRA	Community Reinvestment Act	Limestone	Limestone Bank	TCJA	2017 Tax Cuts and Jobs Act
CRE	Commercial Real Estate	LPO	Loan Production Office	TDR	Troubled Debt Restructuring
DIF	Deposit Insurance Fund	LTV	Loan to Value	The Captive	Republic Insurance Services, Inc.
Diluted EPS	Diluted earnings per Class A Common Share	MBS	Mortgage Backed Securities	TILA	Truth in Lending Act
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MPP	Mortgage Purchase Program	TPS	Trust Preferred Securities
DTA	Deferred Tax Assets	MSRs	Mortgage Servicing Rights	TRS	Tax Refund Solutions
DTL	Deferred Tax Liabilities	NASDAQ	NASDAQ Global Select Market®	TRUP	TPS Investment
EA	Easy Advance	NA	Not Applicable	USDA	U.S. Department of Agriculture
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	NM	Not Meaningful	VA	U.S. Department of Veterans Affairs
EFTA	Electronic Fund Transfers Act	OCI	Other Comprehensive Income	Warehouse	Warehouse Lending

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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “potential,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward- looking statements are assumptions based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements, except as required by applicable law.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

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

As of December 31, 2019, Republic had 41 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 28

•Metropolitan Louisville — 18

•Central Kentucky — 7

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 8*

•Metropolitan Cincinnati, Ohio — 1

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2019, Republic had total assets of $5.6  billion, total deposits of $3.8 billion, and total stockholders’ equity of $764 million. Based on total assets as of December 31, 2019, Republic ranked as the largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2019,  the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Company’s national branchless banking platform, MemoryBank®,  is considered part of the Traditional Banking segment.

(I)  Traditional Banking segment

As of December 31, 2019 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending —  Through its retail banking centers and its Consumer Direct channel, the Bank originates single-family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner-occupied, residential real estate properties. For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through the Consumer Direct channel are generally secured by owner occupied collateral located outside of the Bank’s market footprint.

The Bank offers single-family, first-lien residential real estate ARMs with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a higher interest rate for its ARMs if the property is not owner occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest-rate periods generally ranging from five to ten years, with demand dependent upon market conditions.  In general, ARMs containing longer fixed-rate periods have historically been more attractive to the Bank’s clients in a relatively low-rate environment, while ARMs with shorter fixed-rate periods have historically been more attractive to the Bank’s clients in a relatively high-rate environment.  While there is no requirement for clients to refinance their loans at the end of the fixed-rate period, clients have historically done so the majority of the time, as most clients are interest-rate-risk averse on their first mortgage loans.

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate may be originated with an LTV up to 90% and a combined LTV up to 100%.  The Bank also offers a 100% LTV product for home-purchase transactions within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans.  Except for the HEAL product under $150,000, the Bank requires mortgagee’s title insurance on single family, first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and, when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

Single-family, first-lien residential real estate loans with fixed-rate periods of 15, 20, and 30 years are primarily sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained.  Loans sold into the secondary market, along with their corresponding MSRs, are included as a component of the Company’s Mortgage Banking segment, as discussed elsewhere in this filing.  The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat market compression.  Any such loans retained on the Company’s balance sheet would be reported as a component of the Traditional Banking segment.

The Bank does, on occasion, purchase single-family, first-lien residential real estate loans made to low-to-moderate income borrowers and/or secured by property located in low-to-moderate income areas in order to meet its obligations under the CRA. In connection with loan purchases, the Bank receives various representations and warranties from the sellers regarding the quality and characteristics of the loans.

Consumer Direct Lending — Through its Consumer Direct channel, formerly named its Internet Lending channel, the Bank accepts online loan applications for its RB&T branded products through its website at www.republicbank.com. Historically, the majority of loans originated through its Consumer Direct channel have been within the Bank’s traditional markets of Kentucky, Florida and Indiana. Other states where loans are marketed include Alabama, Arizona, California, Colorado, Georgia, Illinois, Michigan, Minnesota, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Washington, Wisconsin, and Virginia, as well as, the District of Columbia.

Commercial Lending — The Bank conducts commercial lending activities primarily through Corporate Banking, Commercial Banking, Business Banking, and Retail Banking channels.

In general, commercial lending credit approvals and processing are prepared and underwritten through the Bank’s CCAD. Clients are generally located within the Bank’s market footprint, or in adjacent, nearby areas to the market footprint.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a focus on C&I lending, and owner-occupied and nonowner-occupied CRE lending. The targeted C&I credit size for client relationships is typically between $1 million to $5 million, with higher targets, $5 million to $20 million for large Corporate Banking borrowers of higher credit quality.

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

Corporate Banking focuses on larger C&I and CRE opportunities. For CRE loans, Corporate Banking focuses on stabilized CRE with low leverage and strong cash flows. Borrowers are generally single-asset entities and loan sizes typically range from $5 million to $20 million. Primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. The majority of interest rates offered are based on a floating rate index like LIBOR or the CMT. Fixed-rate terms of up to 10 years are available to borrowers by utilizing interest rate swaps. In some cases, limited or non-recourse (of owners) loans will be issued, with such cases based upon the capital position, cash flows, and stabilization of the borrowing entity.

Commercial Banking focuses on medium size C&I and CRE opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $1 million to $5 million. As with Corporate Banking, the primary underwriting considerations are property cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. Interest rates offered are based on both fixed and variable interest-rate formulas.

The Bank’s CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions, and other types of commercial use property.

The Business Banking and Business Development groups, reporting up under Retail Banking, focus on locally based small-to-medium sized businesses in the Bank’s market footprint with annual revenues between $1 million and $20 million, and borrowings between $500,000 and $2 million. The needs of these clients range from expansion or acquisition financing, equipment financing, owner-occupied real estate financing, and operating lines of credit.

In 2018, the Bank became an SBA Preferred Lending Partner, which allows the Bank to underwrite and approve its own SBA loans in an expedited manner. In 2020, the Bank established its SBA Department, led by an experienced veteran lender to oversee its SBA programs and performance.  The Bank looks to make loans to borrowers generally up to $1.5 million under the SBA “7A Program,” as well as utilize the “504 Program” for owner-occupied CRE opportunities.  The goal for the Bank is to expand its SBA platform over time and support the opportunities that arise within its markets.  The Bank’s lenders utilize all appropriate programs of the SBA to reduce credit risk exposure.

Construction and Land Development Lending  — The Bank originates business loans for the construction of both single-family, residential properties and commercial properties (apartment complexes, shopping centers, office buildings). While not a focus for the Bank, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

Single-family, residential-construction loans are made in the Bank’s market area to established homebuilders with solid financial records. The majority of these loans are made for “contract” homes, which the builder has already pre-sold to a homebuyer. The duration of these loans is generally less than 12 months and repaid at the end of the construction period from the sale of the constructed property. Some loans are made on “speculative” homes, which the builder does not have pre-sold to a homebuyer but expects to execute a contract to sell during the construction period. These speculative homes are considered necessary to have in inventory for homebuilders, as not all homebuyers want to wait during the construction period to purchase and move into a newly built home.

Commercial-construction loans are made in the Bank’s market to established commercial builders with solid financial records. Typically, these loans are made for investment properties and have tenants pre-committed for some or all of the space. Some projects may begin as speculative, with the builder contracting to lease or sell the property during the construction period. Generally, commercial construction loans are made for the duration of the construction period and slightly beyond and will either convert to permanent financing with the Bank or with another lender at or before maturity.

Construction-to-permanent loans are another type of construction-related financing offered by the Bank. These loans are made to borrowers who are going to build a property and retain it for ownership after construction completion. The construction phase is handled just like all other construction loans, and the permanent phase offers similar terms to a permanent CRE loan while allowing the borrower a one-time closing process at loan origination. These loans are offered on both owner-occupied and nonowner-occupied CRE.

Consumer Lending — Traditional Banking consumer loans made by the Bank include home-improvement and home-equity loans, other secured and unsecured personal loans, and credit cards. Except for home-equity loans, which are actively marketed in conjunction with single-family, first-lien residential real estate loans, other Traditional Banking consumer loan products (not including products offered through Republic Processing Group), while available, are not and have not been actively promoted in the Bank’s markets.

Aircraft Lending — In October 2017, the Bank created an Aircraft Lending division. At the beginning, the initial loan size was offered up to $500,000.  In 2019, the Bank increased the opportunity to finance up to $1.0 million.  All aircraft loans typically range in amounts from $55,000 to $1,000,000, with terms up to 20 years, to purchase or refinance personal aircraft, along with engine overhauls and avionic upgrades. The aircraft loan program is open to all states, except for Alaska and Hawaii.

The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of credit worthiness for approval.

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

Mobile Banking — The Bank allows clients to easily and securely access and manage their accounts through its mobile banking application.

Other Banking Services — The Bank also provides title insurance and other financial institution-related products and services.

Bank Acquisitions — The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its organic growth strategies.

See additional discussion regarding the Traditional Banking segment under Footnote  25  “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(II)  Warehouse Lending segment

Through its Warehouse segment, the Core Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

See additional discussion regarding the Warehouse Lending segment under Footnote  25  “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single-family, first-lien residential real estate loans that are originated and sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

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

With the assistance of an independent third party, the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs using groupings of the underlying loans based on predominant risk characteristics. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs would be expected to increase as prepayment speeds on the underlying loans would be expected to decline.

See additional discussion regarding the Mortgage Banking segment under Footnote  25  “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations. For the first quarter 2020 tax season, the Company modified the EA product’s pricing structure. The annual percentage rate to the taxpayer for his or her portion of the EA fee is not greater than 36% for all EA offering amounts.

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

See additional discussion regarding the TRS segment under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 25 “Segment Information”

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers in multiple states. Elevate Credit, Inc., a third-party service provider subject to the Bank’s oversight and supervision, provides the Bank with certain marketing and support services for the RCS line-of-credit program, while a separate third party provides loan servicing for the RCS line-of-credit product on the Bank’s behalf. The Bank is the lender for the RCS line-of-credit product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines,  and the Bank exercises consumer compliance oversight of the RCS line-of-credit product.

The Bank sells participation interests in the RCS line-of-credit product. These participation interests are a 90% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying RCS line-of-credit account with each borrower. The RCS line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale through this program are carried at the lower of cost or fair value.

•

RCS healthcare receivables products – The Bank originates healthcare-receivables products across the United States through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

•

RCS installment loan products  – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the United States using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $998,000 of balances remained held for investment under this program as of December 31, 2019.

Through a new program launched in December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans, and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

See additional discussion regarding the RCS segment under the sections titled:

•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 25 “Segment Information”

Employees

As of December 31, 2019, Republic had 1,080 FTE employees. Altogether, Republic had 1,068 full-time and 24 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that it has had and continues to have good employee relations.

Information about our Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market footprint in originating loans, attracting deposits, and selling other banking related financial services. Through its national branchless banking platform, MemoryBank, the Bank competes for digital and mobile clients in select pilot markets under the MemoryBank brand. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies, fintech companies, and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee, Ohio, and in other states where the Bank offers its products. The Bank also competes with insurance companies, consumer finance companies, investment banking firms, and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs or ITMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies, and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

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

Warehouse Lending

The Bank faces strong competition from financial institutions across the United States for mortgage banking clients in need of warehouse lines of credit. Competitors may have substantially greater resources, larger established client bases, higher lending limits, as well as underwriting standards and on-going oversight requirements that could be viewed more favorably by some clients.  A few or all of these factors can lead to a competitive disadvantage to the Company when attempting to retain or grow its Warehouse client base.

Mortgage Banking

The Bank encounters intense competition from mortgage bankers, mortgage brokers, and financial institutions for the origination and funding of mortgage loans. Many competitors have branch offices in the same areas where the Bank’s loan officers operate. The Bank also competes with mortgage companies whose focus is often on telemarketing and consumer-direct lending.

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

New entrants to the small-dollar consumer loan market must successfully implement underwriting and fraud prevention processes, overcome consumer brand loyalty, and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states across the United States.

Supervision and Regulation

The Company and the Bank are separate and distinct entities and are subject to extensive federal and state banking laws and regulations, which establish a comprehensive framework of activities in which the Company and the Bank may engage. These laws and regulations are primarily intended to provide protection to clients and depositors, not stockholders. The Company, as a public reporting company, is also subject to various securities laws and regulations.

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

The Dodd-Frank Act

The Dodd-Frank Act, among other things, implemented changes that affected the oversight and supervision of financial institutions, provided for a new resolution procedure for large financial companies, created the CFPB, introduced more stringent regulatory capital requirements and significant changes in the regulation of OTC derivatives, reformed the regulation of credit rating agencies, increased controls and transparency in corporate governance and executive compensation practices, incorporated the Volcker Rule, required registration of advisers to certain private funds, and influenced significant changes in the securitization market.  The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) and its implementing regulations pulled back some of the more stringent requirements of the Dodd-Frank Act for community banks with total consolidated assets of less than $10 billion, such as the Bank.  Due to exemptions in the Dodd-Frank Act, the EGRRCPA, and each Act’s implementing regulations, the Company and Bank are not subject to several provisions of the Dodd-Frank Act including but not limited to 1) the Durbin Amendment that would otherwise limit the interchange fees the Bank could charge on debit card transactions, 2) the Volcker Rule that would affect the Company’s ability to invest in or engage in certain trading activities, and 3) stricter regulatory capital requirements.

Incentive and Executive Compensation — In 2010, the FRB and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps but contains certain principles that companies are required to follow with respect to employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The FRB monitors compliance with this guidance as part of its safety and soundness oversight.

In 2016, the FRB, SEC, and other regulators jointly published proposed rules on incentive compensation under Section 956 of the Dodd-Frank Act. If these rules are finalized, the Company and the Bank, due to the value of their total consolidated assets, would only be subject to the most basic set of prohibitions and requirements, which prohibit “excessive compensation, fees, or benefits” or any compensation agreement that “could lead to material financial loss.”

The proposed rules would also require that the Company’s board of directors, or a committee thereof, conduct oversight of its incentive-based compensation program and approve incentive-based compensation arrangements for senior executive officers. Additionally, the Company and the Bank would be required to create and maintain records that document the structure of all the incentive-based compensation arrangements, demonstrate compliance with the final rules, and disclose those records to the appropriate Federal regulator upon request

I.The Company

Source of Strength Doctrine — The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. FRB policies and regulations also prohibit bank holding companies from engaging in unsafe and unsound banking practices. The FDIC and the KDFI have similar restrictions with respect to the Bank.  Under the Dodd-Frank Act and in line with prior FRB policy, a BHC is expected to act as a source of financial strength to its banking subsidiaries and to commit resources for their support. This support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A BHC may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and any applicable cross-guarantee provisions that may apply to the Company. In addition, any capital loans by the Company to its bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Strategic Planning — The Company is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In addition, the Bank must obtain regulatory approval before entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. This may affect the Company’s or the Bank’s acquisition or timely acquisition of interests in other banks, other merger and acquisition activity and banking office expansion.

The BHCA and the Change in Bank Control Act also generally require the approval of the Federal Reserve before any person or company can acquire control of a bank or BHC. Acquisition of control occurs if immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 25% or more of any class. Control is refutably presumed to exist if, immediately after a transaction, the acquiring person or company owns, controls, or holds voting securities of the institution with the power to vote 10% or more of any class, and (i) the institution has registered securities under Section 12 of the Securities Exchange Act of 1934; or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

Financial Activities — As an FHC, the Company is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for an FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. Permitted activities also include those determined to be “closely related to banking” activities by the FRB under the BHCA and permissible for any BHC.  An FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A BHC may elect to become an FHC if it and each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the CRA. To maintain FHC status, the Company and the Bank must continue to meet the well capitalized and well managed requirements. The failure to meet such requirements could result in material restrictions on the activities of the Company and may also adversely affect the Company’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky state chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management exam ratings, may establish a branch in Kentucky without the approval of the Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by banks not meeting these criteria requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the proposed branch must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. As a result of several legislative acts including the Dodd-Frank Act, the Bank, along with any other national or state-chartered bank generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

Affiliate Transaction Restrictions — Transactions between the Bank and its affiliates, and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the bank or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors and principal stockholders and each of their related interests. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

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

The FDIC assesses all banks quarterly.  A bank’s assessment base and assessment rates are determined quarterly and are risk-based.  For small banks (such as the Bank) post-Dodd-Frank and certain rule changes effective in 2016, individual assessment rates are individually assigned based on the FDIC’s financial ratios method that estimates the probability of the bank’s failure over three years using financial data and a weighted average of the bank’s CAMELS component ratings, subject to adjustment.  CAMELS composite ratings are used to set minimum and maximum assessment rates.  The assessment base, post-Dodd-Frank, is the average consolidated total assets minus average tangible equity. Management cannot predict what insurance assessment rates will be in the future.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It may also suspend deposit insurance temporarily if the institution has no tangible capital. If insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank’s FDIC deposit insurance.

Anti-Money Laundering, Patriot Act; OFAC Sanctions – The Company and the Bank are subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies or foreign governments sanctioned by the United States. These laws include the Bank Secrecy Act, the Money Laundering Control Act, and the USA Patriot Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these obligations. In cooperation with federal banking regulatory agencies, the Financial Crimes Enforcement Network is responsible for implementing, administering, and enforcing compliance with these laws.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage. Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.

Consumer Laws and Regulations —The Bank is  subject to a number of federal and state consumer protection laws, including, but not limited to, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Military Lending Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, and these laws’ respective state-law counterparts, among many others. As discussed in more detail below, we also comply with fair lending and privacy laws.  Banks as well as nonbanks are subject to any rule, regulation or guideline created by the CFPB. The CFPB is an independent “watchdog” within the Federal Reserve System that regulates any person who offers or provides personal, family or household financial products or services.  Congress established the CFPB to create one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act including those listed above.

The CFPB is authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has engaged in rulemaking and taken enforcement actions that directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its divisions. Depository institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer protection laws and regulations by their primary bank regulators (the FDIC for the Bank), rather than the CFPB. The FDIC also regulates what it considers unfair and deceptive practices under Section 5 of the Federal Trade Commission Act.

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

Community Reinvestment Act and the Fair Lending Laws – Banks have a responsibility under the CRA and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the FDIC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. Failure by the Bank to fully comply with these laws could result in material penalties being assessed against the Bank. The Bank received a “Satisfactory” CRA Performance Evaluation in May 2018, its most recent evaluation. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

Privacy and Data Security – The FRB, FDIC, and other bank regulatory agencies have adopted guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. If the Bank fails to properly safeguard customer information or is the subject of a successful cyber-attack, it could result in material fines and/or liabilities that would materially affect the Company’s results of operations.

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

Depositor Preference — The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors (including depositors whose deposits are payable only outside of the U.S.), and the parent BHC, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into eleven federally chartered regional FHLBs that are regulated by the Federal Housing Finance Agency. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single-family, residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their MPP. The Bank has never sold loans to the MPP.

In the event of a default on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB’s claim over various other claims. If an FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by FHLB Cincinnati to its members, or the ability of members to have their FHLB capital stock redeemed on a timely basis. Congress continues to consider various proposals that could establish a new regulatory structure for the FHLB system, as well as for other government-sponsored entities. The Bank cannot predict at this time, which, if any, of these proposals may be adopted or what effect they would have on the Bank’s business.

Federal Reserve System — Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a depository account at the FRB, or a pass-through account as defined by the FRB. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC. The Bank is also authorized to borrow from the FRB discount window.

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

Capital Adequacy Requirements

Capital Guidelines — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, including prompt corrective action as described below, that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Banking regulators have categorized the Bank as well-capitalized. For purposes of determining if prompt corrective action is called for, the regulations in accordance with Basel III define “well capitalized” as a 10.0% Total Risk-Based Capital ratio, a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer of 2.5% composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements.

As of December 31, 2019 and 2018, the Company’s capital ratios were as follows:

	2019		2018
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$825,987	17.01%	$757,726	16.80%
Republic Bank & Trust Company	723,248	14.91	654,258	14.52

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$742,636	15.29%	$673,051	14.92%
Republic Bank & Trust Company	679,897	14.01	609,583	13.53

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$782,636	16.11%	$713,051	15.81%
Republic Bank & Trust Company	679,897	14.01	609,583	13.53

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$782,636	13.93%	$713,051	14.11%
Republic Bank & Trust Company	679,897	12.11	609,583	12.06

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

The Bank may experience goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2019 as of September 30, 2019. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

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

Loans originated through the Bank’s Consumer Direct channel will subject the Bank to credit and regulatory risks that the Bank does not have through its historical origination channels. The dollar volume of loans originated through the Bank’s Consumer Direct channel is expected to be increasingly out-of-market.  Loans originated out of the Bank’s market footprint inherently carry additional credit and regulatory risk,  as the Bank will experience an increase in the complexity of the customer authentication requirements for such loans.  Failure to appropriately identify the end-borrower for such loans could lead to fraud losses. Failure to appropriately identify the end-borrower could result in regulatory sanctions resulting from failure to comply with various customer identification regulations. Failure to appropriately manage these additional risks could lead to additional regulatory and compliance risks and burdens and reduced profitability and/or operating losses through this origination channel.

BANK OWNED LIFE INSURANCE

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. At December 31, 2019, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

WAREHOUSE LENDING

The Warehouse Lending business is subject to numerous risks that may result in losses. Risks associated with warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, including but not limited to bankruptcy (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third-party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

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

RPG’s products represent a significant business risk and management believes the Bank could be subject to regulatory and public pressure to exit these product lines, which exit may have a material adverse effect on the Bank’s operations.

Various governmental, regulatory, and consumer groups have, from time to time, questioned the fairness of the products offered by RPG.  Actions of these groups and others could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Bank’s operations.   If the Bank can no longer offer its RPG products, it will have a material adverse effect on its profits.

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

The Bank’s EA and RT products represent a significant third-party management risk, and if RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. TRS and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T’s third-party service providers or failure of RB&T to properly monitor  the compliance of its third- party service providers with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.  Such penalties could also include the discontinuance of any and all third-party program manager products and services.

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

REPUBLIC CREDIT SOLUTIONS

Consumer loans originated through the RCS segment represent a higher credit risk. Loss rates for some RCS products have consistently been higher than Traditional Bank loss rates for unsecured consumer loans. A material increase in RCS loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations and, if such increase in RCS loan charge-offs persisted for an extended period of time, could lead to the discontinuation of the underlying products.

RCS revenues and earnings are highly concentrated in its line-of-credit product. For the year ended December 31, 2019, RCS’s revenues and earnings were concentrated in one line-of-credit product. Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of this product. The discontinuation of this line-of-credit product would have a material adverse effect on the Bank’s financial condition and results of operations.

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

MANAGEMENT, INFORMATION SYSTEMS, ACQUISITIONS, ETC.

The Company is dependent upon the services of key qualified personnel. The Company is dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, the financial services industry, and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its key personnel would have an adverse effect on operations.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2019, Republic had 28 banking centers located in Kentucky, seven banking centers and a loan production office located in Florida, three banking centers in Indiana, two banking centers and a loan production office in Tennessee, and one banking center in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	15,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
1720 West Broadway, Suite 103, Louisville	3,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	6,000	L (2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
9037 U.S. Highway 19, Port Richey	3,000	L (3)
10577 State Road 54, New Port Richey	3,000	L (4)
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd., Seminole	3,000	O
6906 E. Fowler Avenue, Temple Terrace	2,000	L
1300 North West Shore Blvd. Suite 150, Tampa	3,000	L

Florida Loan Production Office:
300 State Street East, Suites 226 and 227, Oldsmar	4,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
2034 Richard Jones Road, Nashville	3,000	L

Tennessee Loan Production Office:
8 Cadillac Drive, Brentwood	4,000	L

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L
9110 West Chester Towne Center Dr., West Chester	3,000	L (4)

Support and Operations:
200 South Seventh Street, Louisville, KY	64,000	L(1)

Closed Banking Centers Currently Marketed for Sale:
9100 Hudson Avenue, Hudson, FL	4,000	O
5800 38th Avenue North, St. Petersburg, FL	3,000	O (5)

(1)

Locations are leased from partnerships in which the Company’s Chairman and Chief Executive Officer, Steven E. Trager, its Vice Chairman and President, A. Scott Trager, or family members of Steven E. Trager and A. Scott Trager, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 6  “Right-of-Use Assets and Operating Leases Liabilities.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)	Location was closed in January 2020.

(4)	Location was opened in January 2020.

(5)	Location was sold in February 2020.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

At February 21,  2020, the Company’s Class A Common Stock was held by 691 shareholders of record and the Class B Common Stock was held by 100 shareholders of record. Republic’s Class A Common Stock is traded on the NASDAQ under the symbol “RBCAA.” There is no established public trading market for the Company’s Class B Common Stock.

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

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2019, the trustee held 230,357 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2019 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	3,030	$42.23	3,030
November 1 - November 30	14,950	45.52	14,950
December 1 - December 31	600	48.34	600
Total	18,580	$45.08	18,580	172,860

During 2019, the Company repurchased 31,041 shares. In addition, in connection with employee stock plans, there were 56,228 shares withheld upon exercise of stock options to satisfy the exercise price and withholding taxes for option exercises during 2019. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2019, the Company had 172,860 shares which could be repurchased under its current share repurchase programs.

During 2019, there were approximately 6,075 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the S&P 500 Index. The graph covers the period beginning December 31, 2014 and ending December 31, 2019. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2014. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2015	2016	2017	2018	2019

Republic Class A
Common Stock (RBCAA)	$100.00	$110.15	$169.89	$167.14	$166.91	$214.16
NASDAQ Bank Index	100.00	108.84	150.17	158.36	132.01	164.93
S&P 500 Index	100.00	99.42	114.39	138.30	137.00	170.37

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2015 through 2019. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015

Balance Sheet Data:

Cash and cash equivalents	$385,303	$351,474	$299,351	$289,309	$210,082
Investment securities	537,074	543,771	591,458	534,139	555,785
Loans held for sale	31,468	21,809	16,989	15,170	4,597
Gross loans	4,433,151	4,148,227	4,014,034	3,810,778	3,326,610
Allowance for loan and lease losses	(43,351)	(44,675)	(42,769)	(32,920)	(27,491)
Right-of-use assets	35,206	—	—	—	—
Goodwill	16,300	16,300	16,300	16,300	10,168
Bank owned life insurance	66,433	64,883	63,356	61,794	52,817
Total assets	5,620,319	5,240,404	5,085,362	4,816,309	4,230,289
Noninterest-bearing deposits	1,033,379	1,003,969	1,022,042	971,952	634,863
Interest-bearing deposits	2,752,629	2,452,176	2,411,116	2,188,740	1,852,614
Total deposits	3,786,008	3,456,145	3,433,158	3,160,692	2,487,477
Securities sold under agreements to repurchase and other short-term borrowings	167,617	182,990	204,021	173,473	395,433
Operating lease liabilities	36,530	—	—	—	—
Federal Home Loan Bank advances	750,000	810,000	737,500	802,500	699,500
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	4,856,075	4,550,470	4,452,938	4,211,903	3,653,742
Total stockholders’ equity	764,244	689,934	632,424	604,406	576,547

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$260,131	$255,708	$188,427	$130,889	$68,847
Investment securities, including FHLB stock	564,631	542,258	574,027	572,599	546,655
Gross loans, including loans held for sale	4,470,347	4,094,918	3,831,406	3,568,383	3,174,234
Allowance	(50,624)	(47,774)	(39,202)	(29,880)	(25,570)
Total assets	5,577,643	5,130,628	4,826,208	4,485,829	3,982,840
Noninterest-bearing deposits	1,120,608	1,147,432	1,073,181	894,049	651,275
Interest-bearing deposits	2,755,946	2,445,385	2,267,663	2,058,592	1,714,214
Total interest-bearing liabilities	3,629,682	3,268,860	3,091,970	2,964,981	2,734,561
Total stockholders’ equity	734,281	666,979	628,329	597,463	574,766

Income Statement Data - Total Company:

Total interest income	$280,883	$256,181	$218,778	$173,992	$142,432
Total interest expense	44,757	30,123	20,258	17,938	18,462
Net interest income	236,126	226,058	198,520	156,054	123,970
Provision for loan and lease losses	25,758	31,368	27,704	14,493	5,396
Total noninterest income	75,008	63,425	58,414	57,509	47,994
Total noninterest expense	172,183	163,852	150,844	130,107	113,324
Income before income tax expense	113,193	94,263	78,386	68,963	53,244
Income tax expense	21,494	16,411	32,754	23,060	18,078
Net income	91,699	77,852	45,632	45,903	35,166

Income Statement Data - Core Bank (1):

Total interest income	$223,914	$203,764	$179,986	$156,252	$139,155
Total interest expense	39,340	27,238	19,284	17,831	18,424
Net interest income	184,574	176,526	160,702	138,421	120,731
Provision for loan and lease losses	3,066	3,568	3,773	3,945	3,065
Total noninterest income	48,219	35,380	32,410	33,350	28,441
Total noninterest expense	153,051	144,162	132,794	116,190	101,184
Income before income tax expense	76,676	64,176	56,545	51,636	44,923
Income tax expense	13,223	9,986	23,097	16,777	15,066
Net income	63,453	54,190	33,448	34,859	29,857

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2019	2018	2017	2016	2015

Per Share Data:

Basic weighted average shares outstanding	21,023	20,960	20,921	20,942	20,861
Diluted weighted average shares outstanding	21,135	21,065	21,007	20,954	20,942
Period-end shares outstanding:
Class A Common Stock	18,737	18,675	18,607	18,615	18,652
Class B Common Stock	2,206	2,213	2,243	2,245	2,245
Basic earnings per share:
Class A Common Stock	$4.41	$3.76	$2.21	$2.22	$1.70
Class B Common Stock	4.01	3.41	2.01	2.02	1.55
Diluted earnings per share:
Class A Common Stock	$4.39	$3.74	$2.20	$2.22	$1.70
Class B Common Stock	3.99	3.40	2.00	2.01	1.54
Cash dividends declared per share:
Class A Common Stock	$1.056	$0.968	$0.869	$0.825	$0.781
Class B Common Stock	0.960	0.880	0.790	0.750	0.710

Market value per share at December 31,	$46.80	$38.72	$38.02	$39.54	$26.41
Book value per share at December 31, (2)	36.49	33.03	30.33	28.97	27.59
Tangible book value per share at December 31, (2)	35.41	31.98	29.27	27.89	26.87

Performance Ratios:

Return on average assets	1.64%	1.52%	0.95%	1.02%	0.88%
Return on average equity	12.49	11.67	7.26	7.68	6.12
Efficiency ratio (3)	57	57	59	61	66
Yield on average interest-earning assets	5.30	5.24	4.76	4.07	3.76
Cost of average interest-bearing liabilities	1.23	0.92	0.66	0.60	0.68
Cost of average deposits (4)	0.75	0.47	0.29	0.21	0.19
Net interest spread	4.07	4.32	4.10	3.47	3.08
Net interest margin - Total Company	4.46	4.62	4.32	3.65	3.27
Net interest margin - Core Bank	3.61	3.70	3.55	3.30	3.24

Capital Ratios - Total Company:

Average stockholders’ equity to average total assets	13.16%	13.00%	13.02%	13.32%	14.43%
Total risk-based capital	17.01	16.80	16.04	16.37	20.58
Common equity tier 1 capital	15.29	14.92	14.15	14.59	18.39
Tier 1 risk-based capital	16.11	15.81	15.06	15.55	19.69
Tier 1 leverage capital	13.93	14.11	13.21	13.54	14.82
Dividend payout ratio	24	26	39	37	46
Dividend yield	2.26	2.50	2.29	2.09	2.96

Other Information:

Period-end FTEs (5) - Total Company	1,080	1,051	997	938	785
Period-end FTEs - Core Bank	997	968	915	869	726
Number of banking centers	41	45	45	44	40

(continued)

Item 6.  Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Credit Quality Data and Ratios:

Credit Quality Asset Balances:

Nonperforming Assets - Total Company:
Loans on nonaccrual status	$23,332	$15,993	$14,118	$15,892	$21,712
Loans past due 90-days-or-more and still on accrual	157	145	956	167	224
Total nonperforming loans	23,489	16,138	15,074	16,059	21,936
Other real estate owned	113	160	115	1,391	1,220
Total nonperforming assets	$23,602	$16,298	$15,189	$17,450	$23,156

Nonperforming Assets - Core Bank (1):
Loans on nonaccrual status	$23,332	$15,993	$14,118	$15,892	$21,712
Loans past due 90-days-or-more and still on accrual	—	13	19	85	224
Total nonperforming loans	23,332	16,006	14,137	15,977	21,936
Other real estate owned	113	160	115	1,391	1,220
Total nonperforming assets	$23,445	$16,166	$14,252	$17,368	$23,156

Delinquent loans:
Delinquent loans - Core Bank	$13,042	$8,875	$8,460	$6,821	$11,485
Delinquent loans - RPG (6)	7,762	7,087	5,641	2,137	246
Total delinquent loans - Total Company	$20,804	$15,962	$14,101	$8,958	$11,731

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.53%	0.39%	0.38%	0.42%	0.66%
Nonperforming assets to total loans (including OREO)	0.53	0.39	0.38	0.46	0.70
Nonperforming assets to total assets	0.42	0.31	0.30	0.36	0.55
Allowance to total loans	0.98	1.08	1.07	0.86	0.83
Allowance to nonperforming loans	185	277	284	205	125
Delinquent loans to total loans (7)	0.47	0.38	0.35	0.24	0.35
Net loan charge-offs to average loans	0.61	0.72	0.47	0.25	0.07

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.54%	0.40%	0.36%	0.42%	0.66%
Nonperforming assets to total loans (including OREO)	0.54	0.40	0.36	0.46	0.70
Nonperforming assets to total assets	0.43	0.32	0.28	0.36	0.55
Allowance to total loans	0.70	0.78	0.77	0.74	0.78
Allowance to nonperforming loans	129	197	213	175	118
Delinquent loans to total loans	0.30	0.22	0.21	0.18	0.35
Net charge-offs to average loans	0.11	0.06	0.04	0.05	0.05

Item 6.  Selected Financial Data. (continued)

(1)	“Core Bank” or “Core Banking” operations consist of the Traditional Banking, Warehouse Lending and Mortgage Banking segments.

See Footnote 25  “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments that constitute the Company’s Core Banking operations.

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

Years Ended December 31, (dollars in thousands)	2019	2018	2017	2016	2015
Total stockholders' equity - GAAP (a)	$764,244	$689,934	$632,424	$604,406	$576,547
Less: Goodwill	16,300	16,300	16,300	16,300	10,168
Less: Mortgage servicing rights	5,888	4,919	5,044	5,180	4,912
Less: Core deposit intangible	469	654	858	1,070	—
Tangible stockholders' equity - Non-GAAP (c)	$741,587	$668,061	$610,222	$581,856	$561,467

Total assets - GAAP (b)	$5,620,319	$5,240,404	$5,085,362	$4,816,309	$4,230,289
Less: Goodwill	16,300	16,300	16,300	16,300	10,168
Less: Mortgage servicing rights	5,888	4,919	5,044	5,180	4,912
Less: Core deposit intangible	469	654	858	1,070	—
Tangible assets - Non-GAAP (d)	$5,597,662	$5,218,531	$5,063,160	$4,793,759	$4,215,209

Total stockholders' equity to total assets - GAAP (a/b)	13.60%	13.17%	12.44%	12.55%	13.63%
Tangible stockholders' equity to tangible assets - Non-GAAP (c/d)	13.25%	12.80%	12.05%	12.14%	13.32%

Number of shares outstanding (e)	20,943	20,888	20,850	20,860	20,897

Book value per share - GAAP (a/e)	$36.49	$33.03	$30.33	$28.97	$27.59
Tangible book value per share - Non-GAAP (c/e)	35.41	31.98	29.27	27.89	26.87

(3)

The efficiency ratio, a non-GAAP measure with no GAAP comparable, equals total noninterest expense divided by the sum of net interest income and noninterest income. The ratio excludes net gains (losses) on sales, calls and impairment of investment securities, if applicable, and the Company’s net gain from its November 2019 branch divestiture.

Years Ended December 31, (dollars in thousands)	2019	2018	2017	2016	2015
Net interest income	$236,126	$226,058	$198,520	$156,054	$123,970
Noninterest income	75,008	63,425	58,414	57,509	47,994
Less: Net gain on branch divestiture	7,829	—	—	—	—
Less: Net gain (loss) on sales, calls, and impairment of debt and equity securities	382	(122)	(136)	—	88
Total adjusted revenue - Non-GAAP (a)	$302,923	$289,605	$257,070	$213,563	$171,876

Noninterest expense (b)	$172,183	$163,852	$150,844	$130,107	$113,324

Efficiency Ratio - Non-GAAP (b/a)	57%	57%	59%	61%	66%

(4)	The cost of average deposits ratio equals total interest expense on deposits divided by total average interest-bearing deposits plus total average noninterest-bearing deposits.

(5)	FTEs – Full-time-equivalent employees.

(6)	RPG operations consist of the TRS and RCS segments.

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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “potential,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements, except as required by applicable law.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

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

Accounting Standards Updates

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which together with subsequently issued supporting ASU’s, replaces the pre-January 1, 2020 “probable-incurred” method for calculating the Company’s Allowance for Credit Losses (“ACL”) with the current expected credit loss (“CECL”) method. CECL is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. CECL also applies to certain off-balance sheet credit exposures. In addition to CECL,  ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that the Company does not intend or will likely not be compelled to sell.

When measuring an ACL, CECL primarily differs from the probable-incurred method by: a) incorporating a lower “expected” threshold for loss recognition versus a higher “probable” threshold; b) requiring life-of-loan considerations; and c) requiring reasonable and supportable forecasts. The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the Seasonally Adjusted National Civilian Unemployment Rate as its primary forecasting tool.

In accord with the adoption of ASU 2016-13 and CECL, the Company expects to record by the end of the first quarter of 2020 between a $6.5 million to $8.0 million, or 15%-20%, increase in the ACL for its loans and leases, a $51,000 ACL for its investment debt securities, and an approximate $500,000 ACL for its off-balance sheet exposures. These adoption entries will also generally reduce the Company’s retained earnings on a tax-effected basis, with no impact on earnings for the year ended December 31, 2020. The expected increase in ACL for the Company’s loans and leases primarily reflects additional ACL for longer duration loan portfolios, such as the Company's residential real estate and consumer loan portfolios. No additional segmentation of the Bank's loan portfolios was deemed necessary upon adoption. The Company awaits the finalization of a model validation on its CECL method prior to finalizing its CECL adoption entries. Finally, upon adoption, the Company modified its policies, procedures, and internal controls to ensure compliance with this ASU.

Post CECL adoption, the Company believes the life-of-loan and forecasting considerations required by CECL may drive greater volatility in its Provision expense than has historically existed. Furthermore, the static-pool method employed by the Company is one of several CECL-compliant methods for calculating an ACL; therefore, the Company expects diversity in practice concerning CECL methods within its peer group.

For further disclosure regarding the impact to the Company’s financial statements of ASUs, see Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying footnotes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods.

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

Management’s Evaluation of the Allowance

Management evaluates the Allowance for its more traditional Core Banking operations differently than its non-traditional RPG operations. Core Banking operations consist of the Company’s Traditional Banking, Warehouse, and Mortgage Banking segments. RPG operations consist of the Company’s TRS and RCS segments.

For Core Banking operations, management performs two calculations at year-end in order to confirm the reasonableness of its Allowance. In the first calculation, management compares the beginning Allowance to the net charge-offs for the most recent calendar year. The ratio of net charge-offs to the beginning-of-year Allowance indicates how adequately the beginning-of-year Allowance accommodated subsequent charge-offs. Higher ratios suggest the beginning-of-year Allowance may not have been large enough to absorb impending charge-offs, while inordinately low ratios might indicate the accumulation of excessive allowances. The Core Bank’s net charge-off ratio to the beginning-of-year Allowance was 15% at December 31, 2019 compared to 7% at December 31, 2018. The Core Bank’s five-year annual average for this ratio was 9% as of December 31, 2019. Management believes the Core Bank’s net charge-off ratio to beginning Allowance was within a reasonable range at December 31, 2019 and 2018.

For the second calculation, management assesses the Core Bank’s Allowance exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning-of-year Allowance in the form of actual charge-offs. Management believes an exhaustion rate that indicates a reasonable Allowance is in a range of five to twelve years. The Core Bank’s Allowance exhaustion rates at December 31, 2019 and 2018 were 5.5 years and 8.4 years compared to the five-year annual average of 7.4 years as of December 31, 2019. Management believes the Core Bank’s Allowance exhaustion rates were within a reasonable range at December 31, 2019 and 2018.

Based on management’s calculation, a Core Bank Allowance of $30 million, or 0.70% of total loans and leases, was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2019 compared to $32 million, or 0.78%, at December 31, 2018. This estimate resulted in Core Banking Provision of $3.1 million during 2019 compared to $3.6 million in 2018. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank Allowance and the resulting effect on the income statement could be material.

The RPG Allowance at December 31, 2019 and 2018 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% of the balances within three days of loan origination, and retains a 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

RCS’s short-term line-of-credit product represented 26% and 36%  of the RCS held-for-investment loan portfolio at December 31, 2019 and 2018. For this product, management conducted an analysis of historical losses and delinquencies by month of loan origination when determining the Allowance through September 30, 2018.  Subsequent to September 30, 2018, management conducted an analysis of its line-of-credit product using a method similar to that employed for pooled loans collectively evaluated, as described above.  This change in method of analysis did not a have a material impact on the Allowance calculated for RCS’s line-of-credit product as of December 31, 2019 or 2018.  For RCS’s other products, the Allowance is and has been traditionally estimated using a method similar to that employed for pooled loans collectively evaluated, as described above.

RPG maintained an Allowance for loan products offered through its RCS segment at December 31, 2019, including its line-of-credit product and its healthcare-receivables products.  At December 31, 2019, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 46.29% for its line-of-credit portfolio.  A lower reserve percentage was provided for RCS’s healthcare receivables at December 31, 2019, as such receivables have recourse back to the Company’s third-party service providers in the transactions. Based on management’s calculation, an Allowance of $13.4 million, or 11%, of total RPG loans was an adequate estimate of probable incurred losses within the RPG portfolio as of December 31, 2019 compared to an Allowance of $13.2 million, or 13%, at December 31, 2018.

RPG’s TRS segment offered its EA tax-credit product during the first two months of 2017, 2018, and 2019. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered. EAs are generally repaid within three weeks of origination. Provisions for loan losses on EAs are estimated when advances are made, with all provisions made in the first quarter of each year. No Allowance for EAs existed as of December 31, 2019 and 2018, as all EAs originated during the first two months of each year had either been paid off or charged-off by June 30th of each year.

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

RPG recorded a net charge of $22.7 million, $27.8 million, and $23.9 million to the Provision during 2019, 2018, and 2017, with the Provision for each year primarily due to net losses on EAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on EAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG Allowance and the resulting effect on the income statement could be material.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million at both December 31, 2019 and 2018 was not impaired and is properly recorded in the consolidated financial.

Other intangible assets consist of CDI assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Related to the Company’s May 17, 2016 Cornerstone acquisition, the Company maintained $469,000 and $654,000 of CDI assets as of December 31, 2019 and 2018.  The Cornerstone related CDI is scheduled to amortize through 2022.

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

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speeds on the underlying loans would be anticipated to decline. Based on the estimated fair value at December 31, 2019 and 2018, management determined there was no impairment within the MSR portfolio.

The Bank’s carrying value of its MSR portfolio was $6 million and $5 million at December 31, 2019 and 2018.

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

There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, or additional information concerning the TCJA’s impact on the Company’s net DTAs, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2019 and 2018.

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

The Bank held one security with a total carrying value of $4 million at both December 31, 2019 and 2018 for which it recorded OTTI charges in previous years.

Branch Divestiture

In July 2019, the Bank entered into a definitive agreement to sell its four banking centers located in the Kentucky cities of Owensboro, Elizabethtown, and Frankfort to Limestone Bank (“Limestone”), a subsidiary of Limestone Bancorp, Inc. The agreement provided that Limestone acquire loans, with balances of approximately $128 million as of November 15, 2019 (the “Closing Date”), and assume deposits with balances of approximately $132 million as of the Closing Date, associated with the four banking centers.

In addition to the sale of loans and assumption of deposits, Limestone also acquired substantially all of the fixed assets of these locations, which had a book value of $1.3 million as of the Closing Date.  Based on the Closing Date deposits, the all-in blended premium for the transaction was 6.1% of the total deposits transferred.  The final calculated premium was based on the trailing 10-day average amount of the deposits as of the Closing Date, as well as the branch location for the deposits.

OVERVIEW

Total Company net income was $91.7 million and Diluted EPS was $4.39 for 2019, representing increases of 18% and 17% over similar metrics for 2018.  Fiscal year 2019 adjusted net income, which excludes the one-time benefits from the Company’s November 2019 divestiture of its branches in Owensboro, Elizabethtown and Frankfort, Kentucky, was $84.8 million, a 9% increase over 2018, resulting in adjusted Diluted EPS of $4.06, adjusted ROA of 1.51%, and adjusted ROE of 11.55%. These adjusted results, which management believes improve comparability between periods, are considered non-GAAP measures. A reconciliation to comparable GAAP measures is provided in Table 1 below. Also impacting comparability, the income tax expense line item for the fiscal year 2018 contained items that positively impacted the Company’s overall effective tax rate in 2018.

Table 1 below presents Republic’s financial performance for the years ended December 31, 2019, 2018, and 2017.  Additionally, Table 1 provides a reconciliation of financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”) to the Company’s adjusted results, which are non-GAAP measures that exclude certain items related to four branches divested by the Company in November 2019. Management uses these non-GAAP measures to evaluate the on-going performance of the Company.  Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by the Company:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2019	2018	2017	2019/2018	2018/2017

Income before income tax expense - GAAP	$113,193	$94,263	$78,386	20%	20%
Less: One-time benefits from branch divestiture (a)	8,729	—	—	NM	NM
Adjusted income before income tax expense - Non-GAAP	$104,464	$94,263	$78,386	11	20

Net income - GAAP	$91,699	$77,852	$45,632	18	71
Less: One-time benefits from branch divestiture (b)	6,896	—	—	NM	NM
Adjusted net income - Non-GAAP	$84,803	$77,852	$45,632	9	71

Diluted EPS of Class A Common Stock - GAAP	$4.39	$3.74	$2.20	17	70
Less: One-time benefits from branch divestiture (c)	0.33	—	—	NM	NM
Adjusted diluted EPS of Class A Common Stock - Non-GAAP	$4.06	$3.74	$2.20	9	70

ROA - GAAP	1.64%	1.52%	0.95%	8	60
Less: One-time benefits from branch divestiture (d)	0.13	—	—	NM	NM
Adjusted ROA - Non-GAAP	1.51%	1.52%	0.95%	(1)	60

ROE - GAAP	12.49%	11.67%	7.26%	7	61
Less: One-time benefits from branch divestiture (e)	0.94	—	—	NM	NM
Adjusted ROE - Non-GAAP	11.55%	11.67%	7.26%	(1)	61

(a)

Includes a net gain on branch divestiture of $7.8 million and a credit to Provision expense of $900,000 associated with divested loans. The net gain is inclusive of $284,000 of expenses associated with the sale.

(b)	Reflects (a) tax-effected with a 21% effective tax rate.
(c)	Reflects contribution of (b) in calculating GAAP Diluted EPS for the period presented.
(d)	Reflects (b) divided by GAAP average assets for the period presented.
(e)	Reflects (b) divided by GAAP average equity for the period presented.

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by reportable segment for the year ended December 31, 2019 consisted of the following:

Traditional Banking segment

•

Traditional Banking pre-tax net income increased $10.3 million or 21%.  Net income within Traditional Banking  increased $7.5 million, or 17%, for 2019 compared to 2018. Net income in 2019 benefitted from the $7.8 million pre-tax net gain the Company attained on the previously discussed sale of four banking centers, while the comparability of net income between 2019 and 2018 was negatively impacted by additional federal tax benefits the Company recorded during 2018.

•	Net interest income increased $7.7 million, or 5%, to $168.1 million during 2019. The Traditional Banking net interest margin remained steady at 3.76% from 2018 to 2019.

•

The Traditional Banking Provision was $2.4 million for 2019 compared to $3.7 million for 2018. The Provision for 2019 benefited from a credit of $900,000 associated with loans divested in the above mentioned branch divestiture.

•	Noninterest income increased $8.6 million, or 29% during 2019, driven by the $7.8 million pre-tax net gain on the Company’s branch divestiture.

•	Noninterest expense increased $7.2 million, or 5% during 2019.

•	Gross Traditional Bank loans, excluding divested loans, increased by $142 million, or 4% from December 31, 2018 to December 31, 2019.

•	Traditional Bank deposits, excluding divested deposits, grew $389 million, or 12%, from December 31, 2018 to December 31, 2019.

•	Total nonperforming Traditional Bank loans to total Traditional Bank loans was 0.65% at December 31, 2019 compared to 0.45% at December 31, 2018.

•	Delinquent Traditional Bank loans to total Traditional Bank loans was 0.36% at December 31, 2019 compared to 0.25% at December 31, 2018.

Warehouse Lending segment

•	Warehouse net income decreased $477,000 million, or 5%, during 2019.

•	Warehouse net interest income increased $75,000 and its net interest margin decreased 76 basis points from 2018 to 2019.

•	The Warehouse Provision was a net expense of $622,000 for 2019 compared to net credit of $142,000 for 2018.

•	Total committed Warehouse lines increased from $1.1 billion at December 31, 2018 to $1.2 billion at December 31, 2019.

•	Average line usage was 48% during 2018 and 59% during 2019.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $4.7 million, or 97%, during 2019.

•

Overall, Republic’s originations of secondary market loans totaled $356 million during 2019 compared to $177 million during the same period in 2018, with the Company’s gain recognized as a percent of total originations increasing to 2.48% during 2019 from 2.17% in 2018.

Tax Refund Solutions segment

•	TRS pre-tax net income increased $542,000, or 4%, while TRS net income increased $121,000, or 1%, during 2019.

•	TRS net interest income increased $2.4 million, or 13%, during 2019.

•	The TRS Provision was $11.2 million during 2019, compared to $10.9 million for 2018.

•	Noninterest income was $21.9 million for 2019 compared to $21.6 million for 2018.

•	Net RT revenue increased $1.1 million, or 6%, during 2019.

•	Noninterest expense was $16.5 million for 2019 compared to $14.7 million for 2018.

Republic Credit Solutions segment

•	RCS pre-tax net income increased $5.9 million, or 39%, while RCS net income increased $4.5 million, or 39%, during 2019.

•	RCS net interest income decreased $403,000, or 1%, during 2019.

•	The RCS Provision was $11.4 million during 2019 compared to $16.9 million for 2018.

•	Noninterest income decreased $1.6 million, or 24%, during 2019.

•	Noninterest expense decreased $2.4 million, or 48%, during 2019.

•	Total nonperforming RCS loans to total RCS loans was 0.10% at December 31, 2019 compared to 0.14% at December 31, 2018.

•	Delinquent RCS loans to total RCS loans was 7.25% at December 31, 2019 compared to 7.97% at December 31, 2018.

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

Discussion of 2019 vs. 2018

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2018 but began trending lower again during 2019 as the FOMC reduced the FFTR by 75 basis points during the year. The FOMC has provided guidance that additional changes to the FFTR will be data dependent and it could move higher or lower depending upon market conditions.  Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near term, while additional decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Bank’s net interest income and net interest margin in the near term.  Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model. In addition, a further flattening or inversion of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

Total Company net interest income increased $10.1 million, or 4%, during 2019 compared to the same period in 2018. Growth in average loan balances was the primary driver of the increase in net interest income, with the positive impact of the loan growth being partially offset by net interest margin contraction. Total Company net interest margin decreased to 4.46% during 2019 compared to 4.62% in 2018.

The most significant components affecting the total Company’s net interest income and net interest margin by reportable segment follow:

Traditional Banking segment

The Traditional Banking segment’s net interest income increased $7.7 million, or 5%, during 2019 compared to 2018. The Traditional Banking net interest margin was 3.76% for 2019 and 2018.

The following factors primarily impacted the Traditional Bank’s net interest income and net interest margin during 2019:

•

Average Traditional Bank loans outstanding, excluding divested loans, grew $195 million during 2019, an increase of 6%. This growth was largely concentrated in the commercial loan sector, with average CRE balances growing $68 million, or 6%, and average C&I balances growing $79 million, or 24%.

•

Net interest income was negatively impacted by $558,000 due to the November 2019 branch divestiture as the Bank sold $128 million in loans and $132 million in deposits as part of the transaction.  Overall, net interest income from these divested branches was $6.1 million during 2018 compared to $5.5 million during 2019.

•

While the net interest margin remained steady overall from 2018 to 2019, it expanded during the first half of 2019 and began contracting during the second half of the year, and particularly during the fourth quarter of 2019, as the FOMC’s rate cuts made their largest impacts to the Traditional Bank’s balance sheet.  The contraction during the second half of 2019, and particularly during the fourth quarter, was partially due to decreased value from the Traditional Bank’s noninterest-bearing funding sources. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 10 basis points during the fourth quarter of 2019 compared to 17 basis points during the fourth quarter of 2018, with the differential representing the decreased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The decrease in this value resulted from a 12 basis-point decline in the yield on the Traditional Banking segment’s interest-earning assets from the fourth quarter of 2018 to the fourth quarter of 2019.

•

In addition to the decline in the yield of Traditional Bank’s interest-earning assets, the segment was also negatively impacted during the second half of 2019 by the flat, and at times inverted, U.S. Treasury yield curve in which short-term and long-term U.S. Treasury yields remained similar to each other.  As is generally the case with all banks, the Traditional Bank’s asset yields and liability funding costs are substantially determined by the shape of the U.S. Treasury yield curve.  As a result, the Traditional Bank continued to experience market-based pressures during the quarter to reduce its new loan yields, which are generally tied to longer-term rates, more than any decreases it was able to attain from its incremental funding costs. Management expects margin compression challenges to remain in the future as long as the overall U.S. Treasury yield curve remains flat or inverted.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Bank Interest Rate Sensitivity at December 31, 2019 and 2018” under “Financial Condition.”

Warehouse Lending segment

Net interest income at Warehouse increased $75,000 during 2019 to $15.8 million.  The following factors led to the overall changes in the Warehouse segment’s net interest income and net interest margin for the year:

•

Pricing pressure to the Bank on Warehouse lines of credit resulting from the negative impact of an inverted yield curve to the Bank’s Warehouse clients primarily drove a 76-basis-point compression in the Warehouse segment’s net interest margin.

•

A sharp decline in long-term fixed mortgage rates increased Warehouse clients’ usage of their Bank lines of credit, driving average outstanding Warehouse balances from $496 million during 2018 to $654 million during 2019.

Warehouse Lending net interest income is greatly influenced by the overall mortgage market and the competitive environment. The Mortgage Bankers Association’s economic forecast released in January 2020 projected mortgage originations to decrease 7% across the United States from 2019 to 2020.  If this economic forecast turns out to be substantially accurate, management believes that usage rates among the Bank’s Warehouse Lending clients may also decrease. This predicted decrease in mortgage volume, along with the competitive environment, may negatively impact the Bank’s ability to maintain its existing Warehouse Lending clients and to attract new mortgage companies to its warehouse platform, thus making it difficult to increase net interest income overall within the Warehouse Lending segment.

Tax Refund Solutions segment

With the substantial majority of EA revenue being earned during its offering period in the first quarter of each fiscal year, net interest income within the TRS segment increased $2.4 million during 2019 compared to 2018.  TRS’s EA product earned $19.1 million in interest income during 2019, a $1.3 million, or 7%, increase from 2018. The higher EA interest income was driven by changes the

Company made to the EA product features for 2019 along with the client-base’s response to those changes.  For the first quarter 2019 tax season, TRS modified its EA product offering with the following changes:

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

Republic Credit Solutions segment

RCS’s net interest income decreased $403,000, or 1%, from 2018 to 2019. The decrease was driven primarily by a decline in the average balances of RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income decreased to $25.6 million during 2019 compared to $26.3 million during 2018 and accounted for 79% and 82% of all RCS interest income on loans during the periods.

Future long-term growth in interest income from RCS’s line-of-credit product is restricted by a current on-balance-sheet Board-approved risk limit of $40 million for the Company. As of December 31, 2019, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $31 million.

Discussion of 2018 vs. 2017

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

•

The Traditional Bank’s 2012 FDIC-assisted transactions contributed $3.8 million less in net interest income during 2018 compared to the same period in 2017, as two large payoffs during 2017 contributed approximately $3.5 million of accretion to net interest income. Substantially all of the accretable discount on the acquired loans had been recognized by December 31, 2017.

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

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2019			2018			2017
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$260,131	$5,781	2.22%	$255,708	$4,752	1.86%	$188,427	$2,126	1.13%
Investment securities, including FHLB stock (1)	564,631	15,038	2.66	542,258	13,808	2.55	574,027	11,070	1.93
TRS Easy Advance loans (2)	33,931	19,114	56.33	31,112	17,832	57.32	19,596	14,220	72.57
Other RPG loans (3) (6)	120,831	33,069	27.37	91,923	32,247	35.08	49,475	23,452	47.40
Outstanding Warehouse lines of credit (4) (6)	653,865	30,815	4.71	496,380	25,526	5.14	496,665	22,144	4.46
All other Traditional Bank loans (5) (6)	3,661,720	177,066	4.84	3,475,503	162,016	4.66	3,265,670	145,766	4.46

Total interest-earning assets	5,295,109	280,883	5.30	4,892,884	256,181	5.24	4,593,860	218,778	4.76

Allowance for loan and lease losses	(50,624)			(47,774)			(39,202)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	99,580			109,798			99,888
Premises and equipment, net	45,276			46,300			44,519
Bank owned life insurance	65,682			64,132			62,572
Other assets (1)	122,620			65,288			64,571
Total assets	$5,577,643			$5,130,628			$4,826,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,141,084	$5,626	0.49%	$1,120,633	$4,341	0.39%	$1,095,276	$2,448	0.22%
Money market accounts	772,854	7,477	0.97	639,560	4,026	0.63	554,336	1,586	0.29
Time deposits	409,301	8,254	2.02	348,670	5,699	1.63	266,332	3,166	1.19
Reciprocal money market and time deposits	207,126	2,739	1.32	301,291	2,289	0.76	235,127	1,072	0.46
Brokered deposits	225,581	5,039	2.23	35,231	662	1.88	116,592	1,530	1.31

Total interest-bearing deposits	2,755,946	29,135	1.06	2,445,385	17,017	0.70	2,267,663	9,802	0.43

Securities sold under agreements to repurchase and other short-term borrowings	236,883	1,211	0.51	225,145	1,125	0.50	219,515	502	0.23
Federal Home Loan Bank advances	595,613	12,791	2.15	557,090	10,473	1.88	563,552	8,860	1.57
Subordinated note	41,240	1,620	3.93	41,240	1,508	3.66	41,240	1,094	2.65

Total interest-bearing liabilities	3,629,682	44,757	1.23	3,268,860	30,123	0.92	3,091,970	20,258	0.66

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,120,608			1,147,432			1,073,181
Other liabilities	93,072			47,357			32,728
Stockholders’ equity	734,281			666,979			628,329
Total liabilities and stockholders’ equity	$5,577,643			$5,130,628			$4,826,208

Net interest income		$236,126			$226,058			$198,520

Net interest spread			4.07%			4.32%			4.10%

Net interest margin			4.46%			4.62%			4.32%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.

(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $27.0 million, $27.2 million and $20.8 million for 2019, 2018, and 2017.
(4)	Interest income includes loan fees of $2.9 million, $3.0 million and $3.2 million for 2019, 2018, and 2017.
(5)	Interest income includes loan fees of $5.4 million, $5.7 million and $7.9 million for 2019, 2018, and 2017.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared to			Compared to
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$1,029	$84	$945	$2,626	$934	$1,692
Investment securities, including FHLB stock	1,230	582	648	2,738	(642)	3,380
TRS Easy Advance loans*	1,282	(1,817)	3,099	3,612	7,063	(3,451)
Other RPG loans	822	8,829	(8,007)	8,795	16,107	(7,312)
Outstanding Warehouse lines of credit	5,289	7,563	(2,274)	3,382	(13)	3,395
All other Traditional Bank loans	15,050	8,872	6,178	16,250	9,612	6,638
Net change in interest income	24,702	24,113	589	37,403	33,061	4,342

Interest expense:

Transaction accounts	1,285	80	1,205	1,893	58	1,835
Money market accounts	3,451	965	2,486	2,440	277	2,163
Time deposits	2,555	1,088	1,467	2,533	1,145	1,388
Reciprocal money market and time deposits	450	(872)	1,322	1,217	362	855
Brokered deposits	4,377	4,229	148	(868)	(1,353)	485
Securities sold under agreements to repurchase and other short-term borrowings	86	60	26	623	13	610
Federal Home Loan Bank advances	2,318	758	1,560	1,613	(103)	1,716
Subordinated note	112	—	112	414	—	414
Net change in interest expense	14,634	6,308	8,326	9,865	399	9,466

Net change in net interest income	$10,068	$17,805	$(7,737)	$27,538	$32,662	$(5,124)

*Volume for Easy Advances is based on total loans originated during the period presented.

Provision for Loan and Lease Losses

Discussion of 2019 vs. 2018

The Company recorded a Provision of $25.8 million during 2019, compared to $31.4 million in 2018.  The most significant components comprising the Company’s Provision by reportable segment follow:

Traditional Banking segment

The Traditional Banking Provision during 2019 was $2.4 million, compared to $3.7 million in 2018. An analysis of the Provision for 2019 compared to 2018 follows:

•

Related to the Bank’s pass-rated and non-rated credits, the Bank recorded net charges of $562,000 and $3.1 million to the Provision for 2019 and 2018. While loan growth primarily drove the net charge to the Provision in both periods, the Provision in 2019 included the impact of a $900,000 credit upon the final settlement of the Company’s branch divestiture.

•

The Bank recorded net charges to the Provision of $2.2 million and $643,000 for 2019 and 2018 for activity related to loans rated Substandard and Special Mention. Net charges totaling $2.8 million related to two commercial relationships drove the 2019 Provision.

As a percentage of total loans, the Traditional Banking Allowance was 0.78% from December 31, 2019 compared to 0.85% at December 31, 2018. The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses at December 31, 2019.

See the sections titled “Allowance for Loan and Lease Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, nonperforming, impaired, and TDR loans.

Warehouse Lending segment

The Warehouse Provision was a net charge of $622,000 for 2019 compared to a net credit of $142,000 for 2018.  Provision expense for both 2019 and 2018 reflects the changes in general reserves for fluctuations in outstanding balances during the periods. Outstanding Warehouse balances increased $249 million during 2019 and decreased $57 million during 2018.

As a percentage of total Warehouse outstanding balances, the Warehouse Allowance was 0.25% at December 31, 2019 and 2018. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at December 31, 2019.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $11.2 million during 2019 compared to a net charge of $10.9 million in 2018. An increase in net loss on EA loans resulting from a higher EA loss rate drove the increased TRS Provision. TRS originated $389 million of EAs during 2019 compared to $430 million in 2018. The Company’s net loss on EAs to total EA originations for 2019 increased 24 basis points from 2018 to 2.74%. Each 0.10% in estimated loan loss reserves for EAs during 2019 equates to approximately $389,000 in Provision expense, while each 0.10% during 2018 equated to approximately $430,000.

As of December 31, 2019 and 2018, all unpaid EAs originated during each year had been charged-off.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Credit Solutions segment

RCS recorded a Provision of $11.4 million during 2019, a decrease of $5.4 million compared to same period in 2018. Approximately $2.7 million of this decrease was related to the RCS’s credit-card product as the Company discontinued the product in December 2018 and had no Provision expense during 2019. Provision expense for RCS’s line of credit product decreased $2.7 million during 2019 primarily as a result of a decrease in outstanding balances. While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS Allowance was 12.45% and 14.70% at December 31, 2019 and 2018. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at December 31, 2019.

The following table presents RCS Provision by product:

Table 4 — RCS Provision by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2019	2018	2017	2019/2018	2018/2017
Product:
Line of credit	$11,388	$14,100	$15,112	(19)%	(7)%
Credit card	—	2,728	2,233	(100)	22
Hospital receivables	55	53	51	4	4
Total	$11,443	$16,881	$17,396	(32)	(3)

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

Noninterest Income

Table 5 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2019	2018	2017	2019/2018	2018/2017

Service charges on deposit accounts	$14,197	$14,273	$13,357	(1)%	7%
Net refund transfer fees	21,158	20,029	18,500	6	8
Mortgage banking income	9,499	4,825	4,642	97	4
Interchange fee income	11,859	11,159	9,881	6	13
Program fees	4,712	6,225	5,824	(24)	7
Increase in cash surrender value of bank owned life insurance	1,550	1,527	1,562	2	(2)
Net losses on debt securities	—	—	(136)	NM	100
Net gains on other real estate owned	540	729	676	(26)	8
Net gain on branch divestiture	7,829	—	—	NM	NM
Other	3,664	4,658	4,108	(21)	13
Total noninterest income	$75,008	$63,425	$58,414	18	9

NM - Not meaningful

Discussion of 2019 vs. 2018

Total Company noninterest income increased $11.6 million, or 18%, for 2019 compared to 2018. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking noninterest income increased $8.6 million, or 29%, for 2019 compared to 2018. The most significant categories affecting the change in noninterest income for 2018 follow:

•	Traditional Bank noninterest income for 2019 includes a pre-tax $7.8 million net gain resulting from the final settlement of the Company’s branch divestiture during November 2019.

•

Service charges on deposit accounts remained at $14.2 million from 2018 to 2019. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits during 2019 and 2018 were $8.8 million and $8.7 million. The total daily overdraft charges, net of refunds, included in interest income during 2019 and 2018 were $2.3 million and $2.1 million. A $2 per day increase in daily overdraft charges initiated in July 2018 primarily drove the Bank’s increase in daily overdraft charges.

•	Interchange income increased $732,000, or 7%, due to a 4% increase in the number of active debit cards along with an increase in usage on the Company’s existing debit cards.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $4.7 million, or 97%, during 2019 compared to 2018. Overall, Republic’s originations of secondary market loans totaled $356 million during 2019 compared to $177 million during 2018. The ratio of net gain on sale of mortgage loans originated for sale was 2.48% and 2.17% during 2019 and 2018.

Tax Refund Solutions segment

Within the TRS segment, noninterest income increased $302,000, or 1%, during 2019 compared to 2018 resulting from a $1.1 million, or 6%, increase in net RT revenue that was almost entirely offset by the lack of a one-time $1.0 million nonrefundable capital commitment fee recorded during 2018.  A nominal increase in RT pricing and a shift in the RT mix among the various Tax Providers primarily drove the rise in net RT revenues.

Republic Credit Solutions segment

Within the RCS segment, noninterest income decreased $1.6 million, or 24%, during 2019 compared to 2018.  A $1.4 million decrease in program fees related to the Company’s discontinuance of RCS’s credit card product drove the overall decline in noninterest income for the year.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2019	2018	2017	2019/2018	2018/2017
Product:
Line of credit	$4,392	$4,486	$3,854	(2)%	16%
Credit card	—	1,703	1,376	(100)	24
Hospital receivables	232	144	26	61	454
Installment loans*	(349)	(403)	392	(13)	(203)
Total	$4,275	$5,930	$5,648	(28)	5

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

Noninterest Expense

Table 7 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2019	2018	2017	2019/2018	2018/2017

Salaries and employee benefits	$99,181	$91,189	$82,233	9%	11%
Occupancy and equipment, net	25,868	24,883	24,019	4	4
Communication and transportation	4,447	4,785	4,711	(7)	2
Marketing and development	5,023	4,432	5,188	13	(15)
FDIC insurance expense	743	1,494	1,378	(50)	8
Bank franchise tax expense	5,293	4,951	4,626	7	7
Data processing	9,189	9,613	7,748	(4)	24
Interchange related expense	4,870	4,480	3,988	9	12
Supplies	1,693	1,444	1,594	17	(9)
Other real estate owned and other repossession expense	326	94	388	247	(76)
Legal and professional fees	3,357	3,459	2,410	(3)	44
Impairment of premises held for sale	256	482	1,175	(47)	(59)
Other	11,937	12,546	11,386	(5)	10
Total noninterest expense	$172,183	$163,852	$150,844	5	9

Discussion of 2019 vs. 2018

Total Company noninterest expense increased $8.3 million, or 5%, during 2019 compared to 2018. The most significant components comprising the change in noninterest expense by reportable segment follow:

Traditional Banking segment

For 2019 compared to 2018, Traditional Banking noninterest expense increased $7.2 million, or 5%.  The following were the most significant categories affecting the change in noninterest expense:

•

Salaries and benefits expense increased $6.6 million, or 9%,  driven by annual merit increases and the costs for 29 additional Traditional Bank FTE employees from December 31, 2018 to December 31, 2019.

•

The Traditional Bank’s noninterest expense during 2019 was positively impacted by a $790,000 reduction in FDIC insurance costs, as the Bank was able to apply its Small Bank Assessment Credits against two of its quarterly FDIC insurance premium payments.  As of December 31, 2019, the Bank has just over one quarter’s worth of credits it can apply to future FDIC insurance premiums.

Republic Credit Solutions segment

RCS noninterest expense decreased $2.4 million, or 48%, during 2019 compared to 2018. Approximately $1.3 million of this decrease was due to the discontinuance of the RCS credit card product in December of 2018.  The remaining fluctuation was the result of the recording of a $700,000 contingent legal reserve during 2018 that was reversed during the fourth quarter of 2019 due to a positive settlement of the matter.

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

Income Tax Expense

Discussion of 2019 vs. 2018

The Company’s effective tax rate increased to 19% during 2019 from 17% during 2018, with discrete income tax benefits associated with the TCJA being the primary driver of the lower 2018 effective tax rate.

See additional detail regarding the Company’s Income Tax Expense under Footnote 19  “Income Taxes” of Part II Item 8 “Financial Statements and Supplemental Data.”

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

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $385 million in cash and cash equivalents at December 31, 2019 compared to $351 million at December 31, 2018. During 2018 and 2019, the Bank maintained a relatively high cash balance on its balance sheet for liquidity purposes.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This yield decreased from 2.40% at January 1, 2019 to 1.55% at December 31, 2019. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $3 million and $3 million at December 31, 2019 and 2018.

Investment Securities

Table 8 — Investment Securities Portfolio

December 31, (in thousands)	2019	2018	2017	2016	2015

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$134,640	$216,873	$307,592	$294,544	$286,479
Private label mortgage backed security	3,495	3,712	4,449	4,777	5,132
Mortgage backed securities - residential	255,847	169,209	106,374	73,004	92,268
Collateralized mortgage obligations	63,371	72,811	87,163	87,654	113,668
Corporate bonds	10,002	9,058	15,125	15,158	14,922
Trust preferred security	4,000	4,075	3,600	3,200	3,405
Total available-for-sale debt securities	471,355	475,738	524,303	478,337	515,874

Held-to-maturity debt securities (carrying value):
U.S. Treasury securities and U.S. Government agencies	—	—	—	506	515
Mortgage backed securities - residential	104	132	151	158	53
Collateralized mortgage obligations	16,970	19,544	23,437	27,142	33,159
Corporate bonds	44,995	45,088	40,175	25,058	5,000
Obligations of state and political subdivisions	462	463	464	—	—
Total held-to-maturity debt securities	62,531	65,227	64,227	52,864	38,727

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	714	410	473	483	173
Community Reinvestment Act mutual fund	2,474	2,396	2,455	2,455	1,011
Total equity securities with a readily determinable fair value	3,188	2,806	2,928	2,938	1,184

Total investment securities	$537,074	$543,771	$591,458	$534,139	$555,785

AFS debt securities primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency MBS and agency CMOs. The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by the GNMA, the FHLMC and the FNMA. Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for SSUARs. The remaining eligible securities that are not pledged to secure client SSUARs may be pledged to the FHLB as collateral for the Bank’s borrowing line.

During 2019, the Bank purchased $244 million in long-term investment debt securities, allocated among $132 million in MBSs, $47 million in U.S. government agencies, and $65million in U.S. Treasuries. The mortgage-backed securities that were purchased had an expected weighted-average yield of approximately 2.15% and a weighted average expected life of 3.8 years. The U.S. Government agencies purchased had an expected weighted average yield of approximately 1.90% and a weighted average life of 2.3 years.

From 2013 to 2018, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10% and 10% of the Bank’s investment portfolio as of December 31, 2019 and 2018. During 2018, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of December 31, 2019, this bond had fully recovered its lost value and reflected an unrealized gain of $2,000.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. For the past several years, the Bank has continued to utilize a general strategy within the investment portfolio of purchasing securities with shorter-term durations. The Bank has used this general strategy for liquidity purposes and as an interest rate risk management tool in what has been a long period of historically low interest rates. Management believes the Bank will likely continue with this general strategy into the foreseeable future as market interest rates are expected to continue to rise in 2019.

Table 9 — Mortgage Backed Securities

December 31, (in thousands)	2019	2018	2017	2016	2015

Private label mortgage backed security	$3,495	$3,712	$4,449	$4,777	$5,132
Mortgage backed securities - residential	255,957	169,349	106,535	73,174	92,327
Collateralized mortgage obligations	80,414	92,487	110,819	114,922	147,291
Total fair value of mortgage backed securities	$339,866	$265,548	$221,803	$192,873	$244,750

Table 10 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2019 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$34,495	$34,493	1.60%	0.97
Due from one year to five years	100,270	100,147	1.68	2.34
Total U.S. Treasury securities and U.S. Government agencies	134,765	134,640	1.66	1.99
Corporate bonds:
Due from one year to five years	10,000	10,002	3.00	3.29
Total Corporate bonds	10,000	10,002	3.00	3.29
Trust preferred security, due beyond ten years	3,575	4,000	6.72	17.43
Private label mortgage backed security	2,210	3,495	7.96	13.59
Total mortgage backed securities - residential	253,288	255,847	2.54	13.43
Total collateralized mortgage obligations	63,284	63,371	2.42	20.81
Total available-for-sale debt securities	$467,122	$471,355	2.34	10.75

Table 11 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2019 (dollars in thousands)	Value	Value	Yield	Years

Corporate bonds:
Due from one year or less	$5,000	$5,014	3.16%	0.37
Due from one year to five years	35,048	35,528	3.30	3.43
Due from five years to ten years	4,947	4,997	2.85	6.10
Total corporate bonds	44,995	45,539	3.24	3.38
Obligations of state and political subdivisions:
Due from one year or less	105	105	2.43	0.59
Due from one year to five years	357	359	2.74	2.63
Total obligations of state and political subdivisions	462	464	2.67	2.17
Total mortgage backed securities - residential	104	110	4.68	15.04
Total collateralized mortgage obligations	16,970	17,043	2.52	19.81
Total held-to-maturity debt securities	$62,531	$63,156	3.04	7.88

Loan Portfolio

Table 12 — Loan Portfolio Composition

December 31, (in thousands)	2019	2018	2017	2016	2015

Traditional Banking:
Residential real estate:
Owner occupied	$949,568	$1,001,832	$1,038,357	$1,149,176	$1,331,278
Nonowner occupied	258,803	242,846	205,081	156,605	116,294
Commercial real estate	1,303,000	1,248,940	1,207,293	1,060,496	860,561
Construction & land development	159,702	175,178	150,065	119,650	66,500
Commercial & industrial	477,236	430,355	341,692	259,026	229,307
Lease financing receivables	14,040	15,031	16,580	13,614	8,905
Home equity	293,186	332,548	347,655	341,285	289,194
Consumer:
Credit cards	17,836	19,095	16,078	13,414	11,068
Overdrafts	1,522	1,102	974	803	685
Automobile loans	52,923	63,475	65,650	52,579	6,473
Other consumer	68,115	46,642	20,501	19,744	11,998
Total Traditional Banking	3,595,931	3,577,044	3,409,926	3,186,392	2,932,263
Warehouse lines of credit*	717,458	468,695	525,572	585,439	386,729
Total Core Banking	4,313,389	4,045,739	3,935,498	3,771,831	3,318,992

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—
Other TRS loans	14,365	13,744	11,648	6,695	414
Republic Credit Solutions	105,397	88,744	66,888	32,252	7,204
Total Republic Processing Group	119,762	102,488	78,536	38,947	7,618

Total loans**	4,433,151	4,148,227	4,014,034	3,810,778	3,326,610
Allowance for loan and lease losses	(43,351)	(44,675)	(42,769)	(32,920)	(27,491)

Total loans, net	$4,389,800	$4,103,552	$3,971,265	$3,777,858	$3,299,119

*     Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**  Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $285 million, or 7%, during 2019 to $4.4 billion at December 31, 2019. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking loans increased $19 million, or 1%, during 2019 despite the sale of $128 million of loans associated with the Company’s branch divestiture during November 2019. Growth was primarily concentrated in commercial-purpose loans, which is the Company’s primary sales focus for on-balance sheet loan growth. C&I, CRE, and nonowner-occupied residential real estate portfolios experienced growth of $47 million, $54 million, and $16 million, respectively, during 2019. Additionally, a $28 million increase in loans collateralized by consumer aircraft drove a $17 million increase in other consumer loans during 2019.

The Bank’s owner-occupied, residential real estate loans declined $52 million in total. These category fluctuations were generally in-line with the Company’s overall long-term loan growth strategy, which is to reduce the Bank’s reliance on residential real estate loans for balance sheet growth and to rely more on commercial-purpose loans for future growth. While the Company does currently intend to reduce its reliance on owner-occupied residential real estate loans for future balance sheet growth, it also continues to make plans to expand its agency-eligible volume of first mortgage residential real estate loans, which it intends to sell into the secondary market in order to generate fee income.

Warehouse Lending segment

Outstanding Warehouse loans increased $249 million from December 31, 2018 to December 31, 2019. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. As was the case in 2019, the growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business in 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 59% during 2019.

Republic Credit Solutions segment

RCS loans increased $17 million from December 31, 2018 to December 31, 2019 driven primarily by the addition of $22 million in hospital receivables partially offset by a $4 million decrease in balances for RCS’s line-of-credit product during 2019.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 13 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2019 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate	$460,314	$37,695	$19,057	$403,562
Commercial real estate	489,599	21,111	107,838	360,650
Construction & land development	48,655	11,695	16,028	20,932
Commercial & industrial	214,469	41,688	117,666	55,115
Lease financing receivables	14,040	1,078	12,288	674
Warehouse lines of credit	—	—	—	—
Home equity	82	—	—	82
Consumer	174,936	61,749	38,321	74,866
Total fixed rate loans	$1,402,095	$175,016	$311,198	$915,881

Variable rate loan maturities:

Residential real estate	$748,057	$4,519	$11,298	$732,240
Commercial real estate	813,401	38,263	149,105	626,033
Construction & land development	111,047	29,432	32,558	49,057
Commercial & industrial	277,132	101,324	101,507	74,301
Lease financing receivables	—	—	—	—
Warehouse lines of credit	717,458	717,458	—	—
Home equity	293,104	22,039	43,282	227,783
Consumer	70,857	17,888	—	52,969
Total variable rate loans	$3,031,056	$930,923	$337,750	$1,762,383

Total:

Residential real estate	$1,208,371	$42,214	$30,355	$1,135,802
Commercial real estate	1,303,000	59,374	256,943	986,683
Construction & land development	159,702	41,127	48,586	69,989
Commercial & industrial	491,601	143,012	219,173	129,416
Lease financing receivables	14,040	1,078	12,288	674
Warehouse lines of credit	717,458	717,458	—	—
Home equity	293,186	22,039	43,282	227,865
Consumer	245,793	79,637	38,321	127,835
Total loans	$4,433,151	$1,105,939	$648,948	$2,678,264

Loans at maturity interval to overall total loans	100%	25%	15%	60%

Allowance for Loan and Lease Losses

The Bank maintains an Allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the Allowance monthly and presents and discusses the analysis with the Audit Committee and the Board of Directors quarterly.

The Bank’s Allowance decreased from $45 million at December 31, 2018 to $43 million at December 31, 2019, driven partially by payoffs of a portion of the Bank’s TDRs and partially by improved loss history on the Traditional Banking segment’s residential real estate and home equity portfolios. As a percent of total loans, the total Bank’s Allowance decreased to 0.98% at December 31, 2019 compared to 1.08% at December 31, 2018.  An analysis of the Allowance by reportable segment follows:

Traditional Banking segment

The Allowance at the Traditional Banking segment decreased $2 million to  $28 million from December 31, 2018 to December 31, 2019.  The Allowance to total Traditional Bank loans decreased from 0.85% at December 31, 2018 to 0.78% at December 31, 2019, resulting primarily from improved loss history on the Traditional Banking segment’s residential real estate and home equity loan portfolios.

Warehouse Lending segment

The Allowance on loans originated through the Company’s Warehouse segment increased to $1.8 million at December 31, 2019 from $1.2 million at December 31, 2018, with the Allowance to total outstanding Warehouse balances remaining at 0.25% at both period ends.  The increase in the Allowance for the Warehouse Lending segment was entirely related to the increase in the overall loan portfolio.

Republic Credit Solutions segment

The Allowance on loans originated through the Company’s RCS segment remained at $13 million from December 31, 2018 to December 31, 2019.  The Allowance to total RCS loans decreased to 12.45% at December 31, 2019 from 14.70% at December 31, 2018 due to a higher concentration of lower-risk healthcare receivables within the RCS loan portfolio at December 31, 2019.

RCS maintained an Allowance for its loan products offered at December 31, 2019, including its line-of-credit product and its healthcare-receivables products.  At December 31, 2019, the Allowance to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 46% for its line-of-credit portfolio.  The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables at December 31, 2019, as such receivables have recourse back to a third-party provider.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 14 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2019	2018	2017	2016	2015

Allowance at beginning of period	$44,675	$42,769	$32,920	$27,491	$24,410

Charge-offs:

Traditional Banking:
Residential real estate	(683)	(1,187)	(330)	(416)	(748)
Commercial real estate	(1,407)	(7)	—	(514)	(546)
Construction & land development	—	—	—	(44)	—
Commercial & industrial	(1,505)	(200)	(189)	(330)	(56)
Home equity	(64)	(115)	(222)	(351)	(466)
Consumer	(2,054)	(2,099)	(2,042)	(1,727)	(1,185)
Total Traditional Banking	(5,713)	(3,608)	(2,783)	(3,382)	(3,001)
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	(5,713)	(3,608)	(2,783)	(3,382)	(3,001)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(13,425)	(12,478)	(8,121)	(3,474)	—
Other TRS loans	(692)	(74)	—	—	—
Republic Credit Solutions	(12,566)	(17,692)	(10,659)	(5,000)	(971)
Total Republic Processing Group	(26,683)	(30,244)	(18,780)	(8,474)	(971)
Total charge-offs	(32,396)	(33,852)	(21,563)	(11,856)	(3,972)

Recoveries:

Traditional Banking:
Residential real estate	414	285	272	429	318
Commercial real estate	4	131	139	152	98
Construction & land development	—	30	6	78	—
Commercial & industrial	9	51	34	127	62
Home equity	72	311	182	151	148
Consumer	628	604	596	636	736
Total Traditional Banking	1,127	1,412	1,229	1,573	1,362
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	1,127	1,412	1,229	1,573	1,362

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	2,782	1,718	1,332	426	—
Other TRS loans	213	10	241	301	278
Republic Credit Solutions	1,192	1,250	906	492	17
Total Republic Processing Group	4,187	2,978	2,479	1,219	295

Total recoveries	5,314	4,390	3,708	2,792	1,657

Net loan charge-offs	(27,082)	(29,462)	(17,855)	(9,064)	(2,315)

Provision - Core Banking	3,066	3,568	3,773	3,945	3,065
Provision - RPG	22,692	27,800	23,931	10,548	2,331
Total Provision	25,758	31,368	27,704	14,493	5,396
Allowance at end of period	$43,351	$44,675	$42,769	$32,920	$27,491

Credit Quality Ratios - Total Company:

Allowance to total loans	0.98%	1.08%	1.07%	0.86%	0.83%
Allowance to nonperforming loans	185	277	284	205	125
Net loan charge-offs to average loans	0.61	0.72	0.47	0.25	0.07

Credit Quality Ratios - Core Banking:

Allowance to total loans	0.70%	0.78%	0.77%	0.74%	0.78%
Allowance to nonperforming loans	129	197	213	175	118
Net loan charge-offs to average loans	0.11	0.06	0.04	0.05	0.05

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

Table 15 — Management’s Allocation of the Allowance for Loan and Lease Losses

	2019		2018		2017		2016		2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31, (in thousands)	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*	Allowance	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$4,729	22%	$6,035	26%	$6,474	25%	$7,531	31%	$8,924	41%
Nonowner occupied	1,737	6	1,662	6	1,396	5	1,139	4	1,052	3
Commercial real estate	10,486	29	10,030	30	9,043	30	8,078	28	7,672	26
Construction & land development	2,152	4	2,555	4	2,364	4	1,850	3	1,303	2
Commercial & industrial	2,882	11	2,873	10	2,198	9	1,511	7	1,455	7
Lease financing receivables	147	—	158	—	174	—	136	—	89	—
Home equity	2,721	7	3,477	8	3,754	9	3,757	9	2,996	9
Consumer:
Credit cards	1,020	—	1,140	—	607	—	490	—	448	—
Overdrafts	1,169	—	1,102	—	974	—	675	—	351	—
Automobile loans	612	1	724	2	687	2	526	1	56	—
Other consumer	550	2	591	1	1,162	1	771	1	479	—
Total Traditional Banking	28,205	82	30,347	87	28,833	85	26,464	84	24,825	88
Warehouse lines of credit	1,794	16	1,172	11	1,314	13	1,464	15	967	12
Total Core Banking	29,999	98	31,519	98	30,147	98	27,928	99	25,792	100

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	234	—	107	—	12	—	25	—	—	—
Republic Credit Solutions	13,118	2	13,049	2	12,610	2	4,967	1	1,699	—
Total Republic Processing Group	13,352	2	13,156	2	12,622	2	4,992	1	1,699	—
Total	$43,351	100	$44,675	100	$42,769	100	$32,920	100	$27,491	100

*See Table 12 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses at December 31, 2019.

For additional discussion regarding Republic’s methodology for determining the adequacy of the Allowance, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI-Sub are considered “Classified.” Loans rated “Special Mention” or PCI-1 are considered Special Mention. The Bank’s Classified and Special Mention loans increased $13 million during 2019, primarily due to the addition of five Substandard relationships, each with a  balance greater than $1.0 million.

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special mention loans.

Table 16 — Classified and Special Mention Loans

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	33,297	19,860	21,202	21,412	27,833
Purchased Credit Impaired - Substandard	1,289	1,559	1,771	2,366	—
Total Classified Loans	34,586	21,419	22,973	23,778	27,833

Special Mention	21,754	21,205	23,813	30,702	31,312
Purchased Credit Impaired - Group 1	797	1,121	1,833	7,908	12,543
Total Special Mention Loans	22,551	22,326	25,646	38,610	43,855

Total Classified and Special Mention Loans	$57,137	$43,745	$48,619	$62,388	$71,688

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Impaired loans that are not placed on nonaccrual status are not included as nonperforming loans. The nonperforming loan category included TDRs totaling approximately $10 million and  $8 million at December 31, 2019 and 2018.  Generally, all nonperforming loans are considered impaired.

Nonperforming loans to total loans increased to 0.53% at December 31, 2019 from 0.39% at December 31, 2018, as the total balance of nonperforming loans increased by $7 million, or 46%, while total loans increased $285 million, or 7% during 2019.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Loans on nonaccrual status*	$23,332	$15,993	$14,118	$15,892	$21,712
Loans past due 90-days-or-more and still on accrual**	157	145	956	167	224
Total nonperforming loans	23,489	16,138	15,074	16,059	21,936
Other real estate owned	113	160	115	1,391	1,220
Total nonperforming assets	$23,602	$16,298	$15,189	$17,450	$23,156

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.53%	0.39%	0.38%	0.42%	0.66%
Nonperforming assets to total loans (including OREO)	0.53	0.39	0.38	0.46	0.70
Nonperforming assets to total assets	0.42	0.31	0.30	0.36	0.55

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.54%	0.40%	0.36%	0.42%	0.66%
Nonperforming assets to total loans (including OREO)	0.54	0.40	0.36	0.46	0.70
Nonperforming assets to total assets	0.43	0.32	0.28	0.36	0.55

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of PCI loans and smaller-balance consumer loans.

Approximately $15 million, or 63%, of the Bank’s total nonperforming loans at December 31, 2019, compared to $13 million, or 80%, as of December 31, 2018,  were concentrated in the residential real estate and HELOC categories, with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky.

Approximately $7 million, or 30%, of the Bank’s total nonperforming loans at December 31, 2019, compared to $2 million, or 14%, at December 31, 2018 were concentrated in the CRE and C&D portfolios. While CRE is the primary collateral for such loans, the Bank also obtains in many cases, at the time of origination, personal guarantees from the principal borrowers and/or secured liens on the guarantors’ primary residences.

Table 18 — Nonperforming Loan Composition

	2019		2018		2017		2016		2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
Years Ended December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$12,220	1.29%	$11,182	1.12%	$9,230	0.89%	$10,955	0.96%	$13,197	0.99%
Nonowner occupied	623	0.24	669	0.28	257	0.13	852	0.54	935	0.80
Commercial real estate	6,865	0.53	2,318	0.19	3,247	0.27	2,725	0.26	4,165	0.50
Construction & land development	143	0.09	—	—	67	0.04	77	0.06	1,589	2.39
Commercial & industrial	1,424	0.30	630	0.15	—	—	154	0.06	194	0.08
Lease financing receivables	—	—	—	—	—	—	—	—	—	—
Home equity	1,865	0.64	1,095	0.33	1,217	0.35	1,069	0.31	1,793	0.62
Consumer:
Credit cards	—	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—	—
Automobile loans	179	0.34	75	0.12	68	0.10	—	—	—	—
Other consumer	13	0.02	37	0.08	51	0.25	145	0.73	63	0.53
Total Traditional Banking	23,332	0.65	16,006	0.45	14,137	0.41	15,977	0.50	21,936	0.75
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	23,332	0.54	16,006	0.40	14,137	0.36	15,977	0.42	21,936	0.66

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	53	0.37	4	0.03	—	—	—	—	—	—
Republic Credit Solutions	104	0.10	128	0.14	937	1.40	82	0.25	—	—
Total Republic Processing Group	157	0.13	132	0.13	937	1.19	82	0.21	—	—

Total nonperforming loans	$23,489	0.53	$16,138	0.39	$15,074	0.38	$16,059	0.42	$21,936	0.66

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	137	$5,005	24	$4,525	3	$2,690	164	$12,220
Nonowner occupied	3	84	—	—	1	539	4	623
Commercial real estate	2	45	2	609	4	6,211	8	6,865
Construction & land development	—	—	1	143	—	—	1	143
Commercial & industrial	—	—	2	397	1	1,027	3	1,424
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	23	795	5	1,070	—	—	28	1,865
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	13	179	—	—	—	—	13	179
Other consumer	7	13	—	—	—	—	7	13
Total Traditional Banking	185	6,121	34	6,744	9	10,467	228	23,332
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	185	6,121	34	6,744	9	10,467	228	23,332

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	53	—	—	—	—	NM	53
Republic Credit Solutions	NM	104	—	—	—	—	NM	104
Total Republic Processing Group	NM	157	—	—	—	—	NM	157

Total	185	$6,278	34	$6,744	9	$10,467	228	$23,489

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2018		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	108	$4,859	12	$2,783	3	$3,540	123	$11,182
Nonowner occupied	4	169	—	—	1	500	5	669
Commercial real estate	5	201	1	397	2	1,720	8	2,318
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	59	2	571	—	—	4	630
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	19	417	4	678	—	—	23	1,095
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	5	75	—	—	—	—	5	75
Other consumer	14	37	—	—	—	—	14	37
Total Traditional Banking	157	5,817	19	4,429	6	5,760	182	16,006
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	157	5,817	19	4,429	6	5,760	182	16,006

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	4	—	—	—	—	NM	4
Republic Credit Solutions	NM	128	—	—	—	—	NM	128
Total Republic Processing Group	NM	132	—	—	—	—	NM	132

Total	157	$5,949	19	$4,429	6	$5,760	182	$16,138

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $1.5 million, $852,000 and $734,000 in 2019, 2018, and 2017.

Based on the Bank’s review as of December 31, 2019, management believes that its reserves are adequate to absorb probable losses on all nonperforming credits.

Table 20 — Rollforward of Nonperforming Loan

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Nonperforming loans at the beginning of the period	$16,138	$15,074	$16,059	$21,936	$23,659
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	13,806	8,129	7,204	3,784	7,861
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(4,242)	(5,079)	(8,196)	(8,086)	(8,505)
Principal balance paydowns of loans nonperforming at both period ends	(2,225)	(1,175)	(782)	(1,742)	(1,079)
Net change in principal balance of other loans nonperforming at both period ends*	12	(811)	789	167	—

Nonperforming loans at the end of the period	$23,489	$16,138	$15,074	$16,059	$21,936

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Loans charged off	$(339)	$(46)	$(287)	$(329)	$(210)
Loans transferred to OREO	(1,174)	(569)	(574)	(2,986)	(2,034)
Loans refinanced at other institutions	(2,610)	(4,043)	(3,841)	(4,771)	(4,026)
Loans returned to accrual status	(119)	(421)	(3,494)	—	(2,235)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(4,242)	$(5,079)	$(8,196)	$(8,086)	$(8,505)

Delinquent Loans

Delinquent loans to total loans increased to 0.47% at December 31, 2019, from 0.38% at December 31, 2018, as the total balance of delinquent loans increased by $5 million, or 30%. With the exception of smaller-balance consumer loans, all loans past due 90-days-or-more as of December 31, 2019 and 2018 were on nonaccrual status.

Core Banking delinquent loans to total loans increased eight basis points to 0.30% during 2019, while RPG delinquent loans to total loans decreased slightly from 7% at December 31, 2018 to 6% at December 31, 2019.

Table 22 — Delinquent Loan Composition*

	2019		2018		2017		2016		2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
Years Ended December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,434	0.47%	$5,525	0.61%	$4,782	0.46%	$4,554	0.40%	$6,882	0.52%
Nonowner occupied	539	0.21	1,008	0.42	146	0.07	46	0.03	53	0.05
Commercial real estate	3,300	0.25	1,099	0.09	1,727	0.14	425	0.04	1,111	0.13
Construction & land development	—	—	—	—	67	0.04	—	—	1,500	2.26
Commercial & industrial	1,355	0.28	25	0.01	15	0.00	342	0.13	299	0.13
Lease financing receivables	—	—	—	—	—	—	—	—	—	—
Home equity	2,918	1.00	784	0.24	1,221	0.35	970	0.28	1,393	0.48
Consumer:
Credit cards	155	0.87	129	0.68	74	0.46	18	0.13	12	0.11
Overdrafts	283	18.59	230	20.87	233	23.92	161	20.05	133	19.42
Automobile loans	49	0.09	28	0.04	60	0.09	—	—	1	0.02
Other consumer	9	0.01	47	0.10	135	0.66	305	1.54	101	0.84
Total Traditional Banking	13,042	0.36	8,875	0.25	8,460	0.25	6,821	0.21	11,485	0.39
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	13,042	0.30	8,875	0.22	8,460	0.21	6,821	0.18	11,485	0.35

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	119	0.83	10	0.07	—	—	—	—	—	—
Republic Credit Solutions	7,643	7.25	7,077	7.97	5,641	8.43	2,137	6.63	246	3.41
Total Republic Processing Group	7,762	6.48	7,087	6.91	5,641	7.18	2,137	5.49	246	3.23

Total delinquent loans	$20,804	0.47	$15,962	0.38	$14,101	0.35	$8,958	0.24	$11,731	0.35

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23  — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Delinquent loans at the beginning of the period	$15,962	$14,101	$8,958	$11,731	$15,851
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	9,947	7,092	7,015	5,399	6,942
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(6,747)	(6,332)	(5,181)	(10,205)	(10,969)
Principal balance paydowns of loans delinquent at both period ends	(120)	(334)	(170)	(94)	(207)
Net change in principal balance of other loans delinquent at both period ends*	1,762	1,435	3,479	2,127	114
Delinquent loans at the end of period	$20,804	$15,962	$14,101	$8,958	$11,731

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 24 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Loans charged off	$(453)	$(50)	$(114)	$(150)	$(302)
Loans transferred to OREO	(1,370)	(502)	(526)	(2,805)	(2,207)
Loans refinanced at other institutions	(1,988)	(3,523)	(2,529)	(3,926)	(4,072)
Loans paid current	(2,936)	(2,257)	(2,012)	(3,324)	(4,388)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(6,747)	$(6,332)	$(5,181)	$(10,205)	$(10,969)

Impaired Loans and Troubled Debt Restructurings

The Bank’s policy is to charge-off all or that portion of its recorded investment in a collateral-dependent impaired credit upon a determination that it is probable the full amount of contractual principal and interest will not be collected. Impaired loans totaled $50 million at December 31, 2019 compared to $41 million at December 31, 2018.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of December 31, 2019, the Bank had $31 million in TDRs, of which $10 million were also on nonaccrual status. As of December 31, 2018, the Bank had $33 million in TDRs, of which $8 million were also on nonaccrual status.

Table 25 — Impaired Loan Composition

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Troubled debt restructurings	$30,781	$32,863	$34,637	$41,586	$49,580
Impaired loans (which are not TDRs)	19,569	8,572	10,979	11,098	16,543
Total recorded investment in impaired loans	$50,350	$41,435	$45,616	$52,684	$66,123

See Footnote 4 “Loans and Allowance for Loan and Lease Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 26 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

OREO at beginning of period	$160	$115	$1,391	$1,220	$11,243
Transfer from loans to OREO	1,527	662	841	4,778	2,938
Proceeds from sale*	(2,114)	(1,346)	(2,793)	(4,851)	(12,660)
Net gain on sale	540	729	831	514	956
Writedowns	—	—	(155)	(270)	(1,257)
OREO at end of period	$113	$160	$115	$1,391	$1,220

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

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses.  The Company carried $66 million and $65 million of BOLI on its consolidated balance sheet at December 31, 2019 and 2018.

Table 27 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2019	2018	2017	2016	2015

BOLI at beginning of period	$64,883	$63,356	$61,794	$52,817	$51,415
BOLI acquired	—	—	—	7,461	—
Increase in cash surrender value	1,550	1,527	1,562	1,516	1,402
BOLI at end of period	$66,433	$64,883	$63,356	$61,794	$52,817

Deposits

Table 28 — Deposit Composition

Years Ended December 31, (in thousands)	2019	2018	2017	2016	2015

Core Bank:
Demand	$922,972	$937,402	$944,812	$872,709	$783,054
Money market accounts	793,950	717,954	546,998	541,622	501,059
Savings	175,588	187,868	182,800	164,410	117,408
Individual retirement accounts (1)	51,548	53,524	47,982	42,642	36,016
Time deposits, $250 and over (1)	104,412	84,104	77,891	37,200	42,775
Other certificates of deposit (1)	248,161	239,324	189,661	140,894	127,878
Reciprocal money market and time deposits (1)	189,774	217,153	346,613	221,113	174,653
Brokered deposits (1)	200,072	9,394	72,718	168,150	69,771
Total Core Bank interest-bearing deposits	2,686,477	2,446,723	2,409,475	2,188,740	1,852,614
Total Core Bank noninterest-bearing deposits	981,164	971,422	988,537	943,329	606,154
Total Core Bank deposits	3,667,641	3,418,145	3,398,012	3,132,069	2,458,768

Republic Processing Group:
Money market accounts	66,152	5,453	1,641	—	—
Total RPG interest-bearing deposits	66,152	5,453	1,641	—	—

Brokered prepaid card deposits	9,128	4,350	1,509	145	1,540
Other noninterest-bearing deposits	43,087	28,197	31,996	28,478	27,169
Total RPG noninterest-bearing deposits	52,215	32,547	33,505	28,623	28,709
Total RPG deposits	118,367	38,000	35,146	28,623	28,709

Total deposits	$3,786,008	$3,456,145	$3,433,158	$3,160,692	$2,487,477

(1)	Includes time deposits.

Total Company deposits increased $330 million, or 10%, from December 31, 2018 to $3.8 billion at December 31, 2019 despite the Bank divesting $132 million in deposits upon final settlement of its branch divestiture in November 2019.

Core Bank deposits increased approximately $250 million during 2019, with generally brokered deposits of $191 million driving the majority of the increase. In addition, Core Bank money market accounts increased by approximately $76 million, with $40 million of the increase driven by growth in the deposits of MemoryBank, the Bank’s national branchless banking platform.

Table 29 — Average Deposits

	2019		2018		2017		2016		2015
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,141,084	0.49%	$1,120,633	0.39%	$1,095,276	0.22%	$962,473	0.10%	$840,815	0.07%
Money market accounts	772,854	0.97	639,560	0.63	554,336	0.29	546,360	0.20	485,508	0.16
Time deposits	409,301	2.02	348,670	1.63	266,332	1.19	221,634	1.00	200,863	0.96
Brokered and reciprocal money market	215,913	1.49	289,441	0.78	314,788	0.68	289,612	0.43	132,623	0.21
Brokered and reciprocal certificates of deposit	216,794	2.11	47,081	1.50	36,931	1.25	38,513	1.45	54,405	1.57
Total average interest-bearing deposits	2,755,946	1.06	2,445,385	0.70	2,267,663	0.43	2,058,592	0.29	1,714,214	0.26
Total average noninterest-bearing deposits	1,120,608	—	1,147,432	—	1,073,181	—	894,049	—	651,275	—
Total average deposits	$3,876,554	0.75	$3,592,817	0.47	$3,340,844	0.29	$2,952,641	0.21	$2,365,489	0.19

Table 30 — Maturities of Time Deposits Greater than $100,000 at December 31, 2019

		Weighted
		Average
Maturity (dollars in thousands)	Principal	Rate

Three months or less	$24,290	1.45%
Over three months through six months	9,860	1.76
Over six months through 12 months	112,945	2.11
Over 12 months	85,596	2.46
Total	$232,691	2.15

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

SSUARs totaled $168 million and $183 million at December 31, 2019 and 2018.  The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Table 31 — Securities Sold Under Agreements to Repurchase

As of and for the Year Ended December 31, (dollars in thousands)	2019	2018	2017	2016	2015

Outstanding balance at end of period	$167,617	$182,990	$204,021	$173,473	$395,433
Weighted average interest rate at period end	0.32%	0.83%	0.31%	0.05%	0.02%
Average outstanding balance during the period	$236,883	$225,145	$219,515	$280,296	$379,477
Average interest rate during the period	0.51%	0.50%	0.23%	0.02%	0.02%
Maximum outstanding at any month end	$276,927	$260,147	$293,944	$367,373	$442,981

Federal Home Loan Bank Advances

FHLB advances decreased $60 million, or 7%, from December 31, 2018 to $750 million at December 31, 2019, with the Bank increasing its term advances by $250 million and decreasing its overnight advances by $310 million during 2019.  During 2019, the Bank obtained $560 million in additional short-term advances with a weighted average rate of 1.84% and a weighted average term of 0.13 years, while $310 million of term advances with a weighted average rate of 2.02% matured during the period. The Bank held $200 million in overnight advances at a rate of 1.63% as of December 31, 2019, compared to $510 million in overnight advances at a rate of 2.45% at December 31, 2018.

The Bank chose to utilize overnight or short-term advances periodically throughout 2019 in order to take advantage of the lower borrowing costs associated with these short-term borrowings. The Bank was able to implement this strategy due to its projected favorable risk position in the event of rising interest rates. See the section titled “Asset/Liability Management and Market Risk” in this section of the filing for additional discussion regarding the Bank’s interest-rate sensitivity.

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

Table 32 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2019	2018	2017	2016	2015

Outstanding balance at end of period	$750,000	$810,000	$737,500	$802,500	$699,500
Weighted average interest rate at period end	1.73%	2.26%	1.61%	1.35%	1.77%
Average outstanding balance during the period	$595,613	$557,090	$563,552	$583,591	$599,630
Average interest rate during the period	2.15%	1.88%	1.57%	1.87%	1.99%
Maximum outstanding at any month end	$1,170,000	$967,500	$1,002,500	$987,500	$916,500

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

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 126% at December 31, 2019 and 120% at December 31, 2018. At December 31, 2019 and December 31, 2018, the Company had cash and cash equivalents on-hand of $385 million and $351 million. In addition, the Bank had available borrowing capacity of $259 million and  $254 million from the FHLB at December 31, 2019 and December 31, 2018. In addition to its borrowing capacity with the FHLB, the Bank’s liquidity resources included unencumbered securities of $304 million and $300 million as of December 31, 2019 and 2018 and unsecured lines of credit totaling $125 million available through various other financial institutions as of December 31, 2019 and 2018.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2019 and 2018, these pledged investment securities had a fair value of $230 million and $241 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2019, the Bank had approximately $1.0 billion in deposits from 170 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $499 million, or 13%, of the Company’s total deposit balances at December 31, 2019. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience, utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to the its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached, and periodically during each quarter, has fallen short of its minimum internal policy limits for liquidity management, as set forth by the Bank’s Board of Directors. As of December 31, 2019, the Bank was in compliance with all Board-approved liquidity policies, however, the Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future. It is also likely the Bank, as it manages its liquidity levels in order to maximize its overall earnings, will continue to fall short of these minimums on occasion in the future, particularly during the first quarter of each year when short-term Easy Advance loans are originated.

Capital

Table 33 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands, except per share data)	2019	2018	2017	2016	2015

Stockholders’ equity	$764,244	$689,934	$632,424	$604,406	$576,547
Book value per share at December 31,	36.49	33.03	30.33	28.97	27.59
Tangible book value per share at December 31,*	35.41	31.98	29.27	27.89	26.87
Dividends declared per share - Class A Common Stock	1.056	0.968	0.869	0.825	0.781
Dividends declared per share - Class B Common Stock	0.960	0.880	0.790	0.750	0.710
Average stockholders’ equity to average total assets	13.16%	13.00%	13.02%	13.32%	14.43%
Total risk-based capital	17.01	16.80	16.04	16.37	20.58
Common equity tier 1 capital	15.29	14.92	14.15	14.59	18.39
Tier 1 risk-based capital	16.11	15.81	15.06	15.55	19.69
Tier 1 leverage capital	13.93	14.11	13.21	13.54	14.82
Dividend payout ratio	24	26	39	37	46
Dividend yield	2.26	2.50	2.29	2.09	2.96

*See Footnote 2 of Part II, Item 6 “Selected Financial Data” for additional detail.

Total stockholders’ equity increased from $690 million at December 31, 2018 to $764 million at December 31, 2019. The increase in stockholders’ equity was primarily attributable to net income earned during 2019 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2019, the Bank could, without prior approval, declare dividends of approximately $151 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.16% at December 31, 2019 compared to 13.00% at December 31, 2018. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2020 and is currently carrying the note at a cost of LIBOR plus 1.42%, or 3.38%.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 34 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2019 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$436,541	$—	$—	$—	$436,541
Unused home equity lines of credit	21,774	33,234	84,160	224,027	363,195
Unused loan commitments - other	605,832	79,809	21,019	50,997	757,657
Standby letters of credit	9,833	1,315	104	—	11,252
FHLB letter of credit	2,485	—	—	—	2,485
Total off balance sheet items	$1,076,465	$114,358	$105,283	$275,024	$1,571,130

A portion of the unused commitments above are expected to expire or may not be fully used; therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $11 million and $11 million at December 31, 2019 and 2018. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2019, the Bank had a  $2 million letter of credit from the FHLB issued on behalf of a Bank client. This letter of credit was used as credit enhancements for client bond offerings and reduced the Bank’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follow:

Table 35 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2019 (in thousands)	one year	three years	five years	years	Total

Deposits without a stated maturity*	$2,304,365	$—	$—	$—	$2,304,365
Time deposits (including brokered CDs)*	259,526	123,321	66,015	—	448,862
Federal Home Loan Bank advances*	680,796	50,000	20,000	—	750,796
Subordinated note*	—	—	—	41,240	41,240
Securities sold under agreements to repurchase*	167,617	—	—	—	167,617
Lease commitments	7,198	11,863	8,995	14,668	42,724
Other commitments**	15,871	4,673	3,934	1,455	25,933
Total contractual obligations	$3,435,373	$189,857	$98,944	$57,363	$3,781,537

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

See Footnote 6 “Right-of-Use Assets and Operating Lease Liabilities” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s lease commitments.

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

As of December 31, 2019, a dynamic simulation model was run for interest rate changes from “Down 200” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning January 1, 2020 and ending December 31, 2020 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loans fees and excludes Traditional Bank loan fees.

Table 36 — Bank Interest Rate Sensitivity at December 31, 2019 and 2018

	Change in Rates
	(200)	(100)	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at December 31, 2019	(9.0)%	(4.3)%	0.9%	1.6%	1.9%
% Change from base net interest income at December 31, 2018	NA	(2.9)%	0.9%	0.3%	(0.9)%

The Bank’s dynamic simulation model run for December 2019 projected a decrease in the Bank’s net interest income for the Down 200 and 100 scenarios. The Up-100 through Up-300 scenarios for December 2019 reflected an increase in net interest income, with this increase more favorable than the comparable scenarios at December 2018. December 2019 scenarios were less favorable than December 2018 for the down-rate scenarios. The deterioration in the down-rate scenarios was generally due to the impact of rate decreases that have already occurred during 2019, as the Company now has less ability to lower its interest-bearing deposit rates in response to future rate decreases. The primary drivers behind changes in the up-rate scenarios are, generally, increases in variable rate assets, along with increases in low-beta deposits and decreases in high-beta deposits. In addition, the most recent 12-month forecast for market interest rates projected intermediate and long-term rates to be much lower than the December 2018 forecast.

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2018 but began trending lower again during 2019 as the FOMC reduced the FFTR by 75 basis points during the year.  The FOMC has provided guidance that additional changes to the FFTR will be data dependent and it could move higher or lower depending upon market conditions.  Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Bank’s net interest income and net interest margin in the near term, while additional decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Bank’s net interest income and net interest margin in the near term. Increases in short-term interest rates, however, could have a negative impact on net interest income and net interest margin if the Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model. In addition, a further flattening or inversion of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Company’s net interest income and net interest margin. Unknown variables, which may impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2019, the Company’s internal control was effective in achieving the objectives stated above. Crowe LLP has provided its report on the audited 2019 and 2018 consolidated financial statements and on the effectiveness of the Company’s internal control in their report dated March 12, 2020.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 12, 2020

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We have served as the Company’s auditor since 1996. Louisville, Kentucky
March 12, 2020

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2019	2018

ASSETS

Cash and cash equivalents	$385,303	$351,474
Available-for-sale debt securities	471,355	475,738
Held-to-maturity debt securities (fair value of $63,156 in 2019 and $64,858 in 2018)	62,531	65,227
Equity securities with readily determinable fair value	3,188	2,806
Mortgage loans held for sale, at fair value	19,224	8,971
Consumer loans held for sale, at fair value	598	—
Consumer loans held for sale, at the lower of cost or fair value	11,646	12,838
Loans (loans carried at fair value of $998 in 2019 and $1,922 in 2018)	4,433,151	4,148,227
Allowance for loan and lease losses	(43,351)	(44,675)
Loans, net	4,389,800	4,103,552
Federal Home Loan Bank stock, at cost	30,831	32,067
Premises and equipment, net	45,360	43,126
Premises, held for sale	836	1,694
Right-of-use assets	35,206	—
Goodwill	16,300	16,300
Other real estate owned	113	160
Bank owned life insurance	66,433	64,883
Other assets and accrued interest receivable	81,595	61,568

TOTAL ASSETS	$5,620,319	$5,240,404

LIABILITIES

Deposits:
Noninterest-bearing	$1,033,379	$1,003,969
Interest-bearing	2,752,629	2,452,176
Total deposits	3,786,008	3,456,145

Securities sold under agreements to repurchase and other short-term borrowings	167,617	182,990
Operating lease liabilities	36,530	—
Federal Home Loan Bank advances	750,000	810,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	74,680	60,095

Total liabilities	4,856,075	4,550,470

Commitments and contingent liabilities (Footnote 13)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,736,445 shares (2019) and 18,675,262 shares (2018) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,206,412 shares (2019) and 2,212,487 shares (2018) issued and outstanding	4,907	4,900
Additional paid in capital	142,068	141,018
Retained earnings	614,171	545,013
Accumulated other comprehensive income (loss)	3,098	(997)

Total stockholders’ equity	764,244	689,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,620,319	$5,240,404

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2019	2018	2017
INTEREST INCOME:
Loans, including fees	$260,064	$237,621	$205,582
Taxable investment securities	13,546	11,830	9,404
Federal Home Loan Bank stock and other	7,273	6,730	3,792
Total interest income	280,883	256,181	218,778

INTEREST EXPENSE:
Deposits	29,135	17,017	9,802
Securities sold under agreements to repurchase and other short-term borrowings	1,211	1,125	502
Federal Home Loan Bank advances	12,791	10,473	8,860
Subordinated note	1,620	1,508	1,094
Total interest expense	44,757	30,123	20,258

NET INTEREST INCOME	236,126	226,058	198,520
Provision for loan and lease losses	25,758	31,368	27,704
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	210,368	194,690	170,816

NONINTEREST INCOME:
Service charges on deposit accounts	14,197	14,273	13,357
Net refund transfer fees	21,158	20,029	18,500
Mortgage banking income	9,499	4,825	4,642
Interchange fee income	11,859	11,159	9,881
Program fees	4,712	6,225	5,824
Increase in cash surrender value of bank owned life insurance	1,550	1,527	1,562
Net losses on debt securities	—	—	(136)
Net gains on other real estate owned	540	729	676
Net gain on branch divestiture	7,829	—	—
Other	3,664	4,658	4,108
Total noninterest income	75,008	63,425	58,414

NONINTEREST EXPENSE:
Salaries and employee benefits	99,181	91,189	82,233
Occupancy and equipment, net	25,868	24,883	24,019
Communication and transportation	4,447	4,785	4,711
Marketing and development	5,023	4,432	5,188
FDIC insurance expense	743	1,494	1,378
Bank franchise tax expense	5,293	4,951	4,626
Data processing	9,189	9,613	7,748
Interchange related expense	4,870	4,480	3,988
Supplies	1,693	1,444	1,594
Other real estate owned and other repossession expense	326	94	388
Legal and professional fees	3,357	3,459	2,410
Impairment of premises held for sale	256	482	1,175
Other	11,937	12,546	11,386
Total noninterest expense	172,183	163,852	150,844

INCOME BEFORE INCOME TAX EXPENSE	113,193	94,263	78,386
INCOME TAX EXPENSE	21,494	16,411	32,754
NET INCOME	$91,699	$77,852	$45,632

BASIC EARNINGS PER SHARE:
Class A Common Stock	$4.41	$3.76	$2.21
Class B Common Stock	4.01	3.41	2.01

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$4.39	$3.74	$2.20
Class B Common Stock	3.99	3.40	2.00

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2019	2018	2017

Net income	$91,699	$77,852	$45,632

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(199)	178	83
Reclassification amount for net derivative losses realized in income	(20)	28	219
Change in unrealized (loss) gain on AFS debt securities	5,689	(1,548)	(1,265)
Adjustment for adoption of ASU 2016-01	—	(428)	—
Reclassification adjustment for net (gain) loss on AFS debt securities recognized in earnings	—	—	136
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(79)	(20)	298
Total other comprehensive income (loss) before income tax	5,391	(1,790)	(529)
Tax effect	(1,296)	377	258
Total other comprehensive income (loss), net of tax	4,095	(1,413)	(271)

COMPREHENSIVE INCOME	$95,794	$76,439	$45,361

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018, and 2017

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2017	18,615	2,245	$4,906	$138,192	$460,621	$687	$604,406

Net income	—	—	—	—	45,632	—	45,632
Net change in accumulated other comprehensive income	—	—	—	—	—	(271)	(271)
Dividends declared on Common Stock:
Class A Shares ($0.869 per share)	—	—	—	—	(16,158)	—	(16,158)
Class B Shares ($0.79 per share)	—	—	—	—	(1,773)	—	(1,773)
Stock options exercised, net of shares withheld	4	—	—	68	—	—	68
Repurchase of Class A Common Stock	(26)	—	(4)	(422)	(622)	—	(1,048)
Conversion of Class B to Class A Common Shares	2	(2)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	235	—	—	235
Deferred director compensation expense - Class A Common Stock	5	—	—	191	—	—	191
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	491	—	—	491
Restricted stock	7	—	—	424	—	—	424
Stock options	—	—	—	227	—	—	227

Balance, December 31, 2017	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)
Net income	—	—	—	—	77,852	—	77,852
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,075)	(1,075)
Dividends declared on Common Stock:
Class A Shares ($0.968 per share)	—	—	—	—	(18,076)	—	(18,076)
Class B Shares ($0.88 per share)	—	—	—	—	(1,955)	—	(1,955)
Stock options exercised, net of shares withheld	3	—	—	83	—	—	83
Conversion of Class B to Class A Common Shares	30	(30)	—	—	—	—	—
Repurchase of Class A Common Stock	(14)	—	(5)	(349)	(473)	—	(827)
Net change in notes receivable on Class A Common Stock	—	—	—	5	—	—	5
Deferred compensation - Class A Common Stock:
Directors	5	—	1	214	—	—	215
Designated key employees	—	—	—	430	—	—	430
Employee stock purchase plan - Class A Common Stock	6	—	2	228	—	—	230
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	106	—	—	106
Restricted stock	38	—	—	630	—	—	630
Stock options	—	—	—	265	—	—	265

Balance, December 31, 2018	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	91,699	—	91,699
Net change in accumulated other comprehensive income	—	—	—	—	—	4,095	4,095
Dividends declared on Common Stock:
Class A Shares ($1.056 per share)	—	—	—	—	(19,771)	—	(19,771)
Class B Shares ($0.96 per share)	—	—	—	—	(2,121)	—	(2,121)
Stock options exercised, net of shares withheld	44	—	11	(202)	—	—	(191)
Conversion of Class B to Class A Common Shares	7	(7)	—	—	—	—	—
Repurchase of Class A Common Stock	(32)	—	(6)	(637)	(775)	—	(1,418)
Net change in notes receivable on Class A Common Stock	—	—	—	(222)	—	—	(222)
Deferred compensation - Class A Common Stock:
Directors	6	—	—	213	—	—	213
Designated key employees	—	—	—	371	—	—	371
Employee stock purchase plan - Class A Common Stock	11	—	2	492	—	—	494
Stock-based awards - Class A Common Stock:
Performance stock units	23	—	—	(57)	—	—	(57)
Restricted stock	3	—	—	728	—	—	728
Stock options	—	—	—	364	—	—	364

Balance, December 31, 2019	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$91,699	$77,852	$45,632
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	(120)	97	245
Net accretion on loans and amortization of core deposit intangible and operating lease components	(3,655)	(3,540)	(6,373)
Unrealized (gains) losses on equity securities with readily determinable fair value	(382)	122	—
Depreciation of premises and equipment	9,230	9,347	8,472
Amortization of mortgage servicing rights	1,823	1,432	1,504
Provision for loan and lease losses	25,758	31,368	27,704
Net gain on sale of mortgage loans held for sale	(8,816)	(3,839)	(3,977)
Origination of mortgage loans held for sale	(356,097)	(176,916)	(160,091)
Proceeds from sale of mortgage loans held for sale	354,660	177,545	169,969
Net gain on sale of consumer loans held for sale	(5,102)	(5,930)	(5,647)
Origination of consumer loans held for sale	(710,640)	(778,476)	(663,171)
Proceeds from sale of consumer loans held for sale	716,336	781,951	661,098
Net realized losses on debt securities	—	—	136
Net gain realized on sale of other real estate owned	(540)	(729)	(831)
Writedowns of other real estate owned	—	—	155
Impairment of premises held for sale	256	482	1,175
Deferred compensation expense - Class A Common Stock	584	645	191
Stock-based awards expense - Class A Common Stock	1,035	1,001	1,142
Net gain on branch divestiture	(7,829)	—	—
Net gain on sale of bank premises and equipment	(339)	14	—
Increase in cash surrender value of bank owned life insurance	(1,550)	(1,527)	(1,562)
Net change in other assets and liabilities:
Accrued interest receivable	1,031	(1,860)	(1,726)
Accrued interest payable	1,718	(16)	152
Other assets	(8,677)	2,822	730
Other liabilities	(3,138)	7,368	2,850
Net cash provided by operating activities	97,245	119,213	77,777

INVESTING ACTIVITIES:
Net cash provided from branch divestiture	6,071	—	—
Purchases of available-for-sale debt securities	(445,681)	(173,875)	(225,212)
Purchases of held-to-maturity debt securities	—	(4,934)	(15,595)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	455,823	220,798	158,056
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	2,667	3,911	4,207
Proceeds from sales of available-for-sale debt securities	—	—	20,012
Net change in outstanding warehouse lines of credit	(248,763)	56,877	59,867
Purchase of non-business-acquisition loans, including premiums paid	—	—	(6,160)
Net change in other loans	(188,708)	(216,600)	(268,839)
Proceeds from redemption of Federal Home Loan Bank stock	3,513	—	—
Purchase of Federal Home Loan Bank stock	(2,277)	—	(3,859)
Proceeds from sales of other real estate owned	2,063	1,346	2,793
Proceeds from sale of bank premises and equipment	909	764	—
Net purchases of premises and equipment	(12,883)	(9,822)	(12,383)
Net cash used in investing activities	(427,266)	(121,535)	(287,113)

FINANCING ACTIVITIES:
Net change in deposits	461,715	22,987	272,466
Net change in securities sold under agreements to repurchase and other short-term borrowings	(15,373)	(21,031)	30,548
Payments of Federal Home Loan Bank advances	(820,000)	(457,500)	(490,000)
Proceeds from Federal Home Loan Bank advances	760,000	530,000	425,000
Repurchase of Class A Common Stock	(1,418)	(827)	(1,048)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	494	230	—
Net proceeds from Class A Common Stock options exercised	(191)	83	68
Cash dividends paid	(21,377)	(19,497)	(17,656)
Net cash provided by financing activities	363,850	54,445	219,378

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,829	52,123	10,042
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	351,474	299,351	289,309
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$385,303	$351,474	$299,351

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$43,039	$30,139	$20,106
Income taxes	17,383	11,119	28,779

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$1,527	$662	$841
Transfers from loans held for sale to held for investment	—	2,237	—
Loans provided for sales of other real estate owned	51	—	—
Transfers from loans held for investment to held for sale	131,881	1,392	—
Unfunded commitments in low-income-housing investments	11,500	14,029	9,736
Right-of-use assets recorded	41,726	—	—

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

As of December 31, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Company’s national branchless banking platform, MemoryBank®, is considered part of the Traditional Banking segment.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2019, Republic had 41 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 28

•Metropolitan Louisville — 18

•Central Kentucky — 7

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

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

Warehouse Lending segment — Through its Warehouse segment, the Core Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

Mortgage Banking segment — Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single-family, first-lien residential real estate loans that are originated and sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations. For the first quarter 2020 tax season, the Company modified the EA product’s pricing structure. The annual percentage rate to the taxpayer for his or her portion of the EA fee is not greater than 36% for all EA offering amounts.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small-dollar consumer loans and are dependent on various factors including the consumer’s ability to repay. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

•

RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers in multiple states. Elevate Credit, Inc., a third-party service provider subject to the Bank’s oversight and supervision, provides the Bank with certain marketing and support services for the RCS line-of-credit program, while a separate third party provides loan servicing for the RCS line-of-credit product on the Bank’s behalf. The Bank is the lender for the RCS line-of-credit product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the RCS line-of-credit product.

The Bank sells participation interests in the RCS line-of-credit product. These participation interests are a 90% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying RCS line-of-credit account with each borrower. The RCS line-of-credit product represents the substantial majority of RCS activity. Loan balances held for sale through this program are carried at the lower of cost or fair value.

•

RCS healthcare receivables products – The Bank originates healthcare-receivables products across the United States through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

•

RCS installment loan products – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the United States using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $998,000 of balances remained held for investment under this program as of December 31, 2019.

Through a new program launched in December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans, and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

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

Concentration of Credit Risk — With limited exception, the Company’s Traditional Banking business activity is with clients located in Kentucky, Indiana, Florida, and Tennessee. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

The Bank’s warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2019, 29% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2019, 2018, and 2017, approximately 25%,  27% and 25% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 14%,  14% and 13%, while the RCS segment accounting for 11%,  13% and 12% of total Company net revenues.

For 2019, 2018, and 2017, approximately 5%,  5% and 7% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Management evaluates securities for OTTI at least quarterly and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more-likely-than-not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in OCI. OTTI related to credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.

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

Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurement. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments for loans and other real estate owned may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

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

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase, as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2019 and 2018, management determined there was no impairment within the MSR portfolio.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $2.5 million, $2.4 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017. Late fees and ancillary fees related to loan servicing are considered nominal.

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, inclusive of purchase premiums or discounts, deferred loan fees and costs, and the Allowance. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Premiums on loans held for investment are amortized into interest income on the level-yield method over the expected life of the loan.

Lease financing receivables, all of which are direct financing leases, are reported at their principal balance outstanding net of any unearned income, deferred loan fees and costs, and applicable Allowance. Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

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

Interest accrued but not received for all classes of loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, typically a minimum of six months of performance. Consumer and credit card loans are not placed on nonaccrual status but are reviewed periodically and charged off when the loan is deemed uncollectible, generally no more than 120 days.

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

Allowance for Loans Originated Through the Republic Processing Group

The RPG Allowance at December 31, 2019 and 2018 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% of the balances within three days of loan origination, and retains a 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. For RCS products, the Allowance is estimated using a method similar to that employed for pooled loans collectively evaluated, as described above.

RPG’s TRS segment offered its EA tax-credit product during the first two months of 2017, 2018, and 2019. An Allowance for losses on EAs is estimated during the limited, short-term period the product is offered. EAs are generally repaid within three weeks of origination. Provisions for loan losses on EAs are estimated when advances are made, with all provisions made in the first quarter of each year. No Allowance for EAs existed as of December 31, 2019 and 2018, as all EAs originated during the first two months of each year had either been paid off or charged-off by June 30th of each year.

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

Right of Use Asset and Operating Lease Liabilities — The Company adopted ASU 2016-02 Leases (Topic 842), effective January 1, 2019. The adoption of this ASU did not have a meaningful impact on the Company’s net income, earnings per share, return on average assets, or return on average equity for 2019.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million at December 31, 2019 and 2018 was not impaired and is properly recorded in the consolidated financial.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods that the hedged transactions will affect earnings.

The Bank enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Bank enters into offsetting positions with dealer counterparties in order to minimize the Bank’s interest rate risk. These swaps are derivatives but are not designated as hedging instruments; therefore, changes in fair value are reported in current year earnings.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or client owes the Bank and results in credit risk to the Bank. When the fair value of a derivative instrument contract is negative, the Bank owes the client or counterparty and does not have credit risk.

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

Restrictions on Cash and Cash Equivalents — Republic is required by the FRB to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet included no required reserve balances at December 31, 2019 and 2018.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $3 million and $3 million as of December 31, 2019 and 2018.

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

Accounting Standards Updates

The following ASUs were issued prior to December 31, 2019 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

ASU. No.	Topic	Nature of Update	Date Adoption Required	Permitted Adoption Methods	Expected Financial Statement Impact
2016-13	Financial Instruments – Credit Losses (Topic 326)	This ASU amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach.

The Company adopted this ASU, which introduces the current expected credit loss ("CECL") method, on January 1, 2020.  In accord with this adoption, the Company expects to record by the end of the first quarter of 2020 between a $6.5 million to $8.0 million, or 15%-20%, increase in its Allowance for Credit Losses ("ACL") for its loans, a $51,000 ACL for its investment debt securities, and an approximate $500,000 ACL for its off-balance sheet exposures. The Company awaits the finalization of a model validation on its CECL method prior to finalizing its CECL adoption entries. The Company’s CECL method is a “static pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate that is then applied to the current balance of such pools. The expected increase in ACL due to CECL adoption primarily reflects additional ACL for longer duration loan portfolios, such as the Company's residential real estate and consumer loan portfolios. No additional segmentation of the Bank's loan portfolios was deemed necessary upon adoption. Additionally, the CECL method requires reasonable and supportable forecasts incorporated into the Company's ACL model.  Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the seasonally adjusted national civilian unemployment rate as its primary forecasting tool.  Finally, upon adoption, the Company modified its policies, procedures and internal controls to ensure compliance with this ASU.

2019-05	Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief	This ASU provides the fair value option for certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses.	January 1, 2020	Modified-retrospective approach.	Immaterial

2019-11	Codification Improvements to Topic 326, Financial Instruments—Credit Losses

This ASU primarily clarifies guidance on how to report expected recoveries, permits organizations to record expected recoveries on PCD assets, and in addition to other narrow technical improvements, reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.

			January 1, 2020	Modified-retrospective approach.	Immaterial

2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU removes specific exceptions to the general principles in Topic 740. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP.	January 1, 2021	Modified-retrospective approach.	Immaterial

2020-01

Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

This ASU primarily clarifies how a company should consider observable transactions when applying Topics 323 and 321. The ASU also clarifies the accounting for certain forward contracts and purchased options.

			January 1, 2021	Modified-retrospective approach.	Immaterial

The following ASUs were adopted by the Company during the year ended December 31, 2019:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-02	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients.

The Company adopted this ASU on January 1, 2019 and upon adoption recorded $40 million of right-of-use lease assets and $42 million of operating lease liabilities on its balance sheet. The adoption of this ASU did not have a meaningful impact on the Company's performance metrics, including regulatory capital ratios and return on average assets.  Additionally, the Company does not believe that the adoption of this ASU by its clients will have a significant impact on the Company's ability to underwrite credit when client financial statements are presented inclusive of the requirements of this ASU.  See Notes 1 and 6 in this section of the filing regarding disclosures by the Company to comply with this ASU.

2018-10	Codification Improvements to Topic 842, Leases	This ASU affects narrow aspects of the guidance issued in the amendments in ASU 2016-02.	January 1, 2019	Adoption should conform to the adoption of ASU 2016-02 above.	See Notes 1 and 6 in this section of the filing regarding disclosures by the Company to comply with this ASU.

2018-11	Leases (Topic 842): Targeted Improvements

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

2017-12	Derivatives and Hedging (Topic 815)	The amendments in this ASU make certain targeted improvements to simplify the application of hedge accounting.	January 1, 2019	Prospectively.	Immaterial

2.INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The gross amortized cost and fair value of AFS debt securities and the related gross unrealized gains and losses recognized in AOCI were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$134,765	$59	$(184)	$134,640
Private label mortgage backed security	2,210	1,285	—	3,495
Mortgage backed securities - residential	253,288	2,916	(357)	255,847
Collateralized mortgage obligations	63,284	258	(171)	63,371
Corporate bonds	10,000	2	—	10,002
Trust preferred security	3,575	425	—	4,000
Total available-for-sale debt securities	$467,122	$4,945	$(712)	$471,355

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$218,502	$25	$(1,654)	$216,873
Private label mortgage backed security	2,348	1,364	—	3,712
Mortgage backed securities - residential	168,992	1,470	(1,253)	169,209
Collateralized mortgage obligations	73,740	222	(1,151)	72,811
Corporate bonds	10,000	—	(942)	9,058
Trust preferred security	3,533	542	—	4,075
Total available-for-sale debt securities	$477,115	$3,623	$(5,000)	$475,738

Held-to-Maturity Debt Securities

The carrying value, gross unrecognized gains and losses, and fair value of HTM debt securities were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2019 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$104	$6	$—	$110
Collateralized mortgage obligations	16,970	94	(21)	17,043
Corporate bonds	44,995	544	—	45,539
Obligations of state and political subdivisions	462	2	—	464
Total held-to-maturity debt securities	$62,531	$646	$(21)	$63,156

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2018 (in thousands)	Value	Gains	Losses	Value

Mortgage backed securities - residential	$132	$8	$—	$140
Collateralized mortgage obligations	19,544	178	(46)	19,676
Corporate bonds	45,088	16	(514)	44,590
Obligations of state and political subdivisions	463	—	(11)	452
Total held-to-maturity debt securities	$65,227	$202	$(571)	$64,858

At December 31, 2019 and 2018, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Sales of Available-for-Sale Debt Securities

During 2017, the Bank recognized a gross loss of $136,000 on the sale of two AFS debt securities. The tax benefit related to the Bank’s realized losses totaled $48,000 for the year ended December 31, 2017.

During 2019 and 2018, there were no sales of AFS debt securities.

Debt Securities by Contractual Maturity

The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2019. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
December 31, 2019 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$34,495	$34,493	$5,105	$5,119
Due from one year to five years	110,270	110,149	35,405	35,887
Due from five years to ten years	—	—	4,947	4,997
Due beyond ten years	3,575	4,000	—	—
Private label mortgage backed security	2,210	3,495	—	—
Mortgage backed securities - residential	253,288	255,847	104	110
Collateralized mortgage obligations	63,284	63,371	16,970	17,043
Total debt securities	$467,122	$471,355	$62,531	$63,156

Market Loss Analysis

Securities with unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$40,165	$(176)	$14,992	$(8)	$55,157	$(184)
Mortgage backed securities - residential	65,630	(269)	16,633	(88)	82,263	(357)
Collateralized mortgage obligations	12,444	(36)	10,738	(135)	23,182	(171)
Total available-for-sale debt securities	$118,239	$(481)	$42,363	$(231)	$160,602	$(712)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$71,627	$(598)	$106,136	$(1,056)	$177,763	$(1,654)
Mortgage backed securities - residential	43,691	(484)	32,003	(769)	75,694	(1,253)
Collateralized mortgage obligations	16,487	(473)	31,071	(678)	47,558	(1,151)
Corporate bonds	9,058	(942)	—	—	9,058	(942)
Total available-for-sale debt securities	$140,863	$(2,497)	$169,210	$(2,503)	$310,073	$(5,000)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2019 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$4	$(2)	$4,827	$(19)	$4,831	$(21)
Total held-to-maturity debt securities:	$4	$(2)	$4,827	$(19)	$4,831	$(21)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held-to-maturity debt securities:
Collateralized mortgage obligations	$—	$—	$5,539	$(46)	$5,539	$(46)
Corporate bonds	39,499	(514)	—	—	39,499	(514)
Obligations of state and political subdivisions	105	(1)	347	(10)	452	(11)
Total held-to-maturity debt securities:	$39,604	$(515)	$5,886	$(56)	$45,490	$(571)

At December 31, 2019, the Bank’s portfolio consisted of 173 securities, 34 of which were in an unrealized loss position.

At December 31, 2018, the Bank’s portfolio consisted of 182 securities, 65 of which were in an unrealized loss position.

Corporate Bonds

From 2013 to 2018, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10% and 10% of the Bank’s investment portfolio as of December 31, 2019 and 2018. During 2018, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of December 31, 2019, this bond had fully recovered its lost value and reflected an unrealized gain of $2,000.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At December 31, 2019, with the exception of the $3.5 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FNMA. At December 31, 2019 and 2018, there were gross unrealized losses of $528,000 and $2.4 million related to available for sale mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

The Bank owns one private label mortgage backed security with a total carrying value of $3.5 million at December 31, 2019. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement.  Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote  15 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$1,613	$1,765	$1,765
Recovery of losses previously recorded	(151)	(152)	—
Balance, end of period	$1,462	$1,613	$1,765

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $2.2 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2019	2018

Carrying amount	$229,700	$240,590
Fair value	229,706	240,700

Equity Securities

The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,500	—	(26)	2,474
Total equity securities with readily determinable fair values	$2,500	$714	$(26)	$3,188

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,500	—	(104)	2,396
Total equity securities with readily determinable fair values	$2,500	$410	$(104)	$2,806

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Year Ended December 31, 2019			Year Ended December 31, 2018
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$304	$304	$—	$(63)	$(63)
Community Reinvestment Act mutual fund	—	78	78	—	(59)	(59)
Total equity securities with readily determinable fair value	$—	$382	$382	$—	$(122)	$(122)

Freddie Mac Preferred Stock

During 2008, the U.S. Treasury, the FRB, and the FHFA announced that the FHFA was placing Freddie Mac under conservatorship and giving management control to the FHFA. The Bank contemporaneously determined that its 40,000 shares of Freddie Mac preferred stock were fully impaired and recorded an OTTI charge of $2.1 million in 2008.  The OTTI charge brought the carrying value of the stock to $0.  During 2014, based on active trading volume of Freddie Mac preferred stock, the Company determined it appropriate to record an unrealized gain to OCI related to its Freddie Mac preferred stock holdings.  Based on the stock’s market closing price as of December 31, 2019, the Company’s unrealized gain for its Freddie Mac preferred stock totaled $714,000.

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

Consumer Loans Held for Sale, at Fair Value

In December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intent to sell sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Due to its initiation in December 2019, activity for this RCS installment loan program was considered immaterial for the year ended December 31, 2019, with $598,000 in balances held for sale as of December 31, 2019.

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its hospital receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$12,838	$8,551	$1,310
Origination of consumer loans held for sale	709,768	761,491	603,704
Loans transferred to held for investment	—	1,392	—
Proceeds from the sale of consumer loans held for sale	(716,062)	(764,929)	(601,718)
Net gain on sale of consumer loans held for sale	5,102	6,333	5,255
Balance, end of period	$11,646	$12,838	$8,551

4.LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Ending loan balances at December 31, 2019 and 2018 were as follows:

December 31, (in thousands)	2019	2018

Traditional Banking:
Residential real estate:
Owner occupied	$949,568	$1,001,832
Nonowner occupied	258,803	242,846
Commercial real estate	1,303,000	1,248,940
Construction & land development	159,702	175,178
Commercial & industrial	477,236	430,355
Lease financing receivables	14,040	15,031
Home equity	293,186	332,548
Consumer:
Credit cards	17,836	19,095
Overdrafts	1,522	1,102
Automobile loans	52,923	63,475
Other consumer	68,115	46,642
Total Traditional Banking	3,595,931	3,577,044
Warehouse lines of credit*	717,458	468,695
Total Core Banking	4,313,389	4,045,739

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	14,365	13,744
Republic Credit Solutions	105,397	88,744
Total Republic Processing Group	119,762	102,488

Total loans**	4,433,151	4,148,227
Allowance for loan and lease losses	(43,351)	(44,675)

Total loans, net	$4,389,800	$4,103,552

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at December 31, 2019 and 2018:

December 31, (in thousands)	2019	2018

Contractually receivable	$4,432,351	$4,147,249
Unearned income(1)	(1,139)	(1,038)
Unamortized premiums(2)	366	588
Unaccreted discounts(3)	(2,534)	(3,174)
Net unamortized deferred origination fees and costs(4)	4,107	4,602
Carrying value of loans	$4,433,151	$4,148,227

(1)	Unearned income relates to lease financing receivables.
(2)	Unamortized premiums predominately relate to loans acquired through the Bank’s Correspondent Lending channel.
(3)	Unaccreted discounts include accretable and non-accretable discounts and relate to loans acquired in the Bank’s 2016 Cornerstone acquisition and its 2012 FDIC-assisted transactions.
(4)	Primarily attributable to the Traditional Banking segment.

Purchased-Credit-Impaired Loans

The following table reconciles the contractually required and carrying amounts of all PCI loans at December 31, 2019 and 2018:

December 31, (in thousands)	2019	2018

Contractually required principal	$3,420	$4,251
Non-accretable amount	(1,303)	(1,521)
Accretable amount	(31)	(50)
Carrying value of loans	$2,086	$2,680

The following table presents a rollforward of the accretable amount on all PCI loans for years ended December 31, 2019, 2018 and 2017:

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$(50)	$(140)	$(3,600)
Transfers between non-accretable and accretable*	(279)	(573)	(28)
Net accretion into interest income on loans, including loan fees	298	663	3,488
Balance, end of period	$(31)	$(50)	$(140)

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

The following tables include loans by risk category based on the Bank’s internal analysis performed:

December 31, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$12,153	$14,441	$—	$140	$1,281	$28,015
Nonowner occupied	—	487	1,285	—	—	—	1,772
Commercial real estate	1,286,623	4,623	11,123	—	631	—	1,303,000
Construction & land development	157,165	2,339	198	—	—	—	159,702
Commercial & industrial	473,094	2,152	1,968	—	22	—	477,236
Lease financing receivables	14,040	—	—	—	—	—	14,040
Home equity	—	—	3,276	—	4	6	3,286
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	247	—	—	—	247
Other consumer	—	—	351	—	—	2	353
Total Traditional Banking	1,930,922	21,754	32,889	—	797	1,289	1,987,651
Warehouse lines of credit	717,458	—	—	—	—	—	717,458
Total Core Banking	2,648,380	21,754	32,889	—	797	1,289	2,705,109

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	53	—	—	—	53
Republic Credit Solutions	—	—	355	—	—	—	355
Total Republic Processing Group	—	—	408	—	—	—	408

Total rated loans	$2,648,380	$21,754	$33,297	$—	$797	$1,289	$2,705,517

December 31, 2018		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$14,536	$12,072	$—	$170	$1,476	$28,254
Nonowner occupied	—	575	1,889	—	—	—	2,464
Commercial real estate	1,239,576	5,281	3,162	—	921	—	1,248,940
Construction & land development	175,113	—	65	—	—	—	175,178
Commercial & industrial	428,897	813	620	—	25	—	430,355
Lease financing receivables	15,031	—	—	—	—	—	15,031
Home equity	—	—	1,361	—	5	81	1,447
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	91	—	—	—	91
Other consumer	—	—	462	—	—	2	464
Total Traditional Banking	1,858,617	21,205	19,722	—	1,121	1,559	1,902,224
Warehouse lines of credit	468,695	—	—	—	—	—	468,695
Total Core Banking	2,327,312	21,205	19,722	—	1,121	1,559	2,370,919

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	138	—	—	—	138
Total Republic Processing Group	—	—	138	—	—	—	138

Total rated loans	$2,327,312	$21,205	$19,860	$—	$1,121	$1,559	$2,371,057

* The above tables exclude all non-classified or non-rated residential real estate, home equity and consumer loans at the respective period ends.

Subprime Lending

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $52 million and $49 million at December 31, 2019 and 2018. Approximately $23 million and $18 million of the outstanding Traditional Bank subprime loan portfolio at December 31, 2019 and 2018 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates a short-term line-of-credit product. The Bank has traditionally sold 90% of the balances maintained through this product within three days of loan origination and retained a 10% interest. This product is unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for this portfolio totaled $28 million and $32 million at December 31, 2019 and 2018.

Allowance for Loan and Lease Losses

The following tables present the activity in the Allowance by portfolio class for the years ended December 31, 2019, 2018, and 2017:

	Allowance Rollforward
	Years Ended December 31,
	2019					2018
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,035	$(1,087)	$(610)	$391	$4,729	$6,474	$170	$(855)	$246	$6,035
Nonowner occupied	1,662	125	(73)	23	1,737	1,396	559	(332)	39	1,662
Commercial real estate	10,030	1,859	(1,407)	4	10,486	9,043	863	(7)	131	10,030
Construction & land development	2,555	(403)	—	—	2,152	2,364	161	—	30	2,555
Commercial & industrial	2,873	1,505	(1,505)	9	2,882	2,198	824	(200)	51	2,873
Lease financing receivables	158	(11)	—	—	147	174	(16)	—	—	158
Home equity	3,477	(764)	(64)	72	2,721	3,754	(473)	(115)	311	3,477
Consumer:
Credit cards	1,140	226	(402)	56	1,020	607	906	(416)	43	1,140
Overdrafts	1,102	1,155	(1,310)	222	1,169	974	1,082	(1,215)	261	1,102
Automobile loans	724	(42)	(79)	9	612	687	57	(24)	4	724
Other consumer	591	(119)	(263)	341	550	1,162	(423)	(444)	296	591
Total Traditional Banking	30,347	2,444	(5,713)	1,127	28,205	28,833	3,710	(3,608)	1,412	30,347
Warehouse lines of credit	1,172	622	—	—	1,794	1,314	(142)	—	—	1,172
Total Core Banking	31,519	3,066	(5,713)	1,127	29,999	30,147	3,568	(3,608)	1,412	31,519

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	10,643	(13,425)	2,782	—	—	10,760	(12,478)	1,718	—
Other TRS loans	107	606	(692)	213	234	12	159	(74)	10	107
Republic Credit Solutions	13,049	11,443	(12,566)	1,192	13,118	12,610	16,881	(17,692)	1,250	13,049
Total Republic Processing Group	13,156	22,692	(26,683)	4,187	13,352	12,622	27,800	(30,244)	2,978	13,156

Total	$44,675	$25,758	$(32,396)	$5,314	$43,351	$42,769	$31,368	$(33,852)	$4,390	$44,675

	Allowance Rollforward
	Year Ended December 31, 2017
	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$7,531	$(1,014)	$(300)	$257	$6,474
Nonowner occupied	1,139	272	(30)	15	1,396
Commercial real estate	8,078	826	—	139	9,043
Construction & land development	1,850	508	—	6	2,364
Commercial & industrial	1,511	842	(189)	34	2,198
Lease financing receivables	136	38	—	—	174
Home equity	3,757	37	(222)	182	3,754
Consumer:
Credit cards	490	247	(168)	38	607
Overdrafts	675	1,031	(960)	228	974
Automobile loans	526	188	(30)	3	687
Other consumer	771	948	(884)	327	1,162
Total Traditional Banking	26,464	3,923	(2,783)	1,229	28,833
Warehouse lines of credit	1,464	(150)	—	—	1,314
Total Core Banking	27,928	3,773	(2,783)	1,229	30,147

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	6,789	(8,121)	1,332	—
Other TRS loans	25	(254)	—	241	12
Republic Credit Solutions	4,967	17,396	(10,659)	906	12,610
Total Republic Processing Group	4,992	23,931	(18,780)	2,479	12,622

Total	$32,920	$27,704	$(21,563)	$3,708	$42,769

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2019	2018

Loans on nonaccrual status*	$23,332	$15,993
Loans past due 90-days-or-more and still on accrual**	157	145
Total nonperforming loans	23,489	16,138
Other real estate owned	113	160
Total nonperforming assets	$23,602	$16,298

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.53%	0.39%
Nonperforming assets to total loans (including OREO)	0.53	0.39
Nonperforming assets to total assets	0.42	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.54%	0.40%
Nonperforming assets to total loans (including OREO)	0.54	0.40
Nonperforming assets to total assets	0.43	0.32

*Loans on nonaccrual status include impaired loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2019	2018	2019	2018

Traditional Banking:
Residential real estate:
Owner occupied	$12,220	$11,182	$—	$—
Nonowner occupied	623	669	—	—
Commercial real estate	6,865	2,318	—	—
Construction & land development	143	—	—	—
Commercial & industrial	1,424	630	—	—
Lease financing receivables	—	—	—	—
Home equity	1,865	1,095	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	179	75	—	—
Other consumer	13	24	—	13
Total Traditional Banking	23,332	15,993	—	13
Warehouse lines of credit	—	—	—	—
Total Core Banking	23,332	15,993	—	13

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	53	4
Republic Credit Solutions	—	—	104	128
Total Republic Processing Group	—	—	157	132

Total	$23,332	$15,993	$157	$145

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

The Bank considers the performance of the loan portfolio and its impact on the Allowance. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of December 31, 2019 and 2018:

	Residential Real Estate			Consumer
								Republic
	Owner	Nonowner	Home	Credit		Automobile	Other	Credit
December 31, 2019 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Loans	Consumer	Solutions

Performing	$937,348	$258,180	$291,321	$17,836	$1,522	$52,744	$68,102	$105,293
Nonperforming	12,220	623	1,865	—	—	179	13	104

Total	$949,568	$258,803	$293,186	$17,836	$1,522	$52,923	$68,115	$105,397

	Residential Real Estate			Consumer
								Republic
	Owner	Nonowner	Home	Credit		Automobile	Other	Credit
December 31, 2018 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Loans	Consumer	Solutions

Performing	$990,650	$242,177	$331,453	$19,095	$1,102	$63,400	$46,605	$88,616
Nonperforming	11,182	669	1,095	—	—	75	37	128

Total	$1,001,832	$242,846	$332,548	$19,095	$1,102	$63,475	$46,642	$88,744

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2019	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,460	$1,153	$1,821	$4,434	$945,134	$949,568
Nonowner occupied	—	—	539	539	258,264	258,803
Commercial real estate	155	—	3,145	3,300	1,299,700	1,303,000
Construction & land development	—	—	—	—	159,702	159,702
Commercial & industrial	200	128	1,027	1,355	475,881	477,236
Lease financing receivables	—	—	—	—	14,040	14,040
Home equity	1,810	166	942	2,918	290,268	293,186
Consumer:
Credit cards	80	75	—	155	17,681	17,836
Overdrafts	278	4	1	283	1,239	1,522
Automobile loans	16	15	18	49	52,874	52,923
Other consumer	2	6	1	9	68,106	68,115
Total Traditional Banking	4,001	1,547	7,494	13,042	3,582,889	3,595,931
Warehouse lines of credit	—	—	—	—	717,458	717,458
Total Core Banking	4,001	1,547	7,494	13,042	4,300,347	4,313,389

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	35	31	53	119	14,246	14,365
Republic Credit Solutions	6,054	1,485	104	7,643	97,754	105,397
Total Republic Processing Group	6,089	1,516	157	7,762	112,000	119,762

Total	$10,090	$3,063	$7,651	$20,804	$4,412,347	$4,433,151
Delinquency ratio***	0.23%	0.07%	0.17%	0.47%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2018	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,137	$748	$3,640	$5,525	$996,307	$1,001,832
Nonowner occupied	349	—	659	1,008	241,838	242,846
Commercial real estate	511	—	588	1,099	1,247,841	1,248,940
Construction & land development	—	—	—	—	175,178	175,178
Commercial & industrial	—	—	25	25	430,330	430,355
Lease financing receivables	—	—	—	—	15,031	15,031
Home equity	558	—	226	784	331,764	332,548
Consumer:
Credit cards	82	46	1	129	18,966	19,095
Overdrafts	223	5	2	230	872	1,102
Automobile loans	—	28	—	28	63,447	63,475
Other consumer	27	7	13	47	46,595	46,642
Total Traditional Banking	2,887	834	5,154	8,875	3,568,169	3,577,044
Warehouse lines of credit	—	—	—	—	468,695	468,695
Total Core Banking	2,887	834	5,154	8,875	4,036,864	4,045,739

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	2	4	4	10	13,734	13,744
Republic Credit Solutions	5,734	1,215	128	7,077	81,667	88,744
Total Republic Processing Group	5,736	1,219	132	7,087	95,401	102,488

Total	$8,623	$2,053	$5,286	$15,962	$4,132,265	$4,148,227
Delinquency ratio***	0.21%	0.05%	0.13%	0.38%

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Loans with no allocated Allowance	$33,061	$19,555	$18,540
Loans with allocated Allowance	17,289	21,880	27,076
Total recorded investment in impaired loans	$50,350	$41,435	$45,616

Amount of the allocated Allowance	$2,512	$3,764	$4,685
Average of individually impaired loans during the year	45,400	45,620	47,361
Interest income recognized during impairment	1,342	1,245	1,392
Cash basis interest income recognized	—	—	—

Approximately $2 million and $3 million of impaired loans at December 31, 2019 and 2018 were PCI loans.

The following tables present the balance in the Allowance and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2019 and 2018:

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2019	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$1,207	$3,337	$185	$4,729	$25,384	$922,764	$1,420	$—	$949,568	0.50%
Nonowner occupied	—	1,737	—	1,737	1,448	257,355	—	—	258,803	0.67
Commercial real estate	426	10,054	6	10,486	15,144	1,287,225	631	—	1,303,000	0.80
Construction & land development	—	2,152	—	2,152	198	159,504	—	—	159,702	1.35
Commercial & industrial	22	2,860	—	2,882	1,989	475,225	—	22	477,236	0.60
Lease financing receivables	—	147	—	147	—	14,040	—	—	14,040	1.05
Home equity	174	2,547	—	2,721	3,276	289,900	10	—	293,186	0.93
Consumer:
Credit cards	—	1,020	—	1,020	—	17,836	—	—	17,836	5.72
Overdrafts	—	1,169	—	1,169	—	1,522	—	—	1,522	76.81
Automobile loans	43	569	—	612	247	52,676	—	—	52,923	1.16
Other consumer	333	217	—	550	350	67,762	2	1	68,115	0.81
Total Traditional Banking	2,205	25,809	191	28,205	48,036	3,545,809	2,063	23	3,595,931	0.78
Warehouse lines of credit	—	1,794	—	1,794	—	717,458	—	—	717,458	0.25
Total Core Banking	2,205	27,603	191	29,999	48,036	4,263,267	2,063	23	4,313,389	0.70

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	234	—	234	—	14,365	—	—	14,365	1.63
Republic Credit Solutions	116	13,002	—	13,118	251	105,146	—	—	105,397	12.45
Total Republic Processing Group	116	13,236	—	13,352	251	119,511	—	—	119,762	11.15
Total	$2,321	$40,839	$191	$43,351	$48,287	$4,382,778	$2,063	$23	$4,433,151	0.98%

	Allowance for Loan and Lease Losses				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2018	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$2,052	$3,602	$381	$6,035	$25,242	$974,945	$1,645	$—	$1,001,832	0.60%
Nonowner occupied	4	1,658	—	1,662	2,406	240,440	—	—	242,846	0.68
Commercial real estate	294	9,727	9	10,030	8,104	1,239,915	919	2	1,248,940	0.80
Construction & land development	4	2,551	—	2,555	65	175,113	—	—	175,178	1.46
Commercial & industrial	130	2,743	—	2,873	1,020	429,310	—	25	430,355	0.67
Lease financing receivables	—	158	—	158	—	15,031	—	—	15,031	1.05
Home equity	286	3,117	74	3,477	1,361	331,101	86	—	332,548	1.05
Consumer:
Credit cards	—	1,140	—	1,140	—	19,095	—	—	19,095	5.97
Overdrafts	—	1,102	—	1,102	—	1,102	—	—	1,102	100.00
Automobile loans	91	633	—	724	91	63,384	—	—	63,475	1.14
Other consumer	421	170	—	591	449	46,190	3	—	46,642	1.27
Total Traditional Banking	3,282	26,601	464	30,347	38,738	3,535,626	2,653	27	3,577,044	0.85
Warehouse lines of credit	—	1,172	—	1,172	—	468,695	—	—	468,695	0.25
Total Core Banking	3,282	27,773	464	31,519	38,738	4,004,321	2,653	27	4,045,739	0.78

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	107	—	107	—	13,744	—	—	13,744	0.78
Republic Credit Solutions	18	13,031	—	13,049	44	88,700	—	—	88,744	14.70
Total Republic Processing Group	18	13,138	—	13,156	44	102,444	—	—	102,488	12.84
Total	$3,300	$40,911	$464	$44,675	$38,782	$4,106,765	$2,653	$27	$4,148,227	1.08%

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2019, 2018, and 2017. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

	As of			Year Ended
	December 31, 2019			December 31, 2019
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$14,768	$13,893	$—	$12,655	$191	$—
Nonowner occupied	1,515	1,448	—	1,425	57	—
Commercial real estate	15,028	12,547	—	7,514	298	—
Construction & land development	198	198	—	65	2	—
Commercial & industrial	3,308	1,792	—	913	35	—
Lease financing receivables	—	—	—	—	—	—
Home equity	3,107	3,023	—	2,140	75	—
Consumer	206	160	—	76	4	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	12,954	12,911	1,392	13,824	502	—
Nonowner occupied	—	—	—	108	—	—
Commercial real estate	3,228	3,228	432	3,624	151	—
Construction & land development	—	—	—	30	—	—
Commercial & industrial	197	197	22	2,054	3	—
Lease financing receivables	—	—	—	—	—	—
Home equity	263	263	174	417	8	—
Consumer	701	690	492	555	16	—
Total impaired loans	$55,473	$50,350	$2,512	$45,400	$1,342	$—

	As of			Year Ended
	December 31, 2018			December 31, 2018
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$12,058	$11,085	$—	$11,202	$198	$—
Nonowner occupied	2,729	2,350	—	2,561	87	—
Commercial real estate	5,688	4,607	—	5,040	151	—
Construction & land development	—	—	—	119	—	—
Commercial & industrial	712	604	—	755	3	—
Lease financing receivables	—	—	—	—	—	—
Home equity	919	876	—	682	17	—
Consumer	33	33	—	49	2	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	16,215	15,802	2,433	17,754	528	—
Nonowner occupied	78	56	4	136	—	—
Commercial real estate	4,416	4,416	303	5,495	206	—
Construction & land development	65	65	4	113	3	—
Commercial & industrial	416	416	130	158	19	—
Lease financing receivables	—	—	—	—	—	—
Home equity	572	571	360	925	9	—
Consumer	554	554	530	631	22	—
Total impaired loans	$44,455	$41,435	$3,764	$45,620	$1,245	$—

	As of			Year Ended
	December 31, 2017			December 31, 2017
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	Allowance	Investment	Recognized	Recognized

Impaired loans with no allocated Allowance:
Residential real estate:
Owner occupied	$11,664	$10,789	$—	$11,253	$179	$—
Non owner occupied	1,784	1,704	—	1,526	86	—
Commercial real estate	5,504	4,430	—	4,863	71	—
Construction & land development	591	591	—	565	29	—
Commercial & industrial	20	20	—	116	4	—
Lease financing receivables	—	—	—	—	—	—
Home equity	1,071	981	—	1,205	11	—
Consumer	25	25	—	62	1	—
Impaired loans with allocated Allowance:
Residential real estate:
Owner occupied	18,676	18,654	2,681	20,212	655	—
Non owner occupied	361	358	6	416	14	—
Commercial real estate	6,124	6,124	455	5,501	294	—
Construction & land development	142	142	107	209	3	—
Commercial & industrial	288	288	288	225	8	—
Lease financing receivables	—	—	—	—	—	—
Home equity	743	743	536	820	17	—
Consumer	767	767	612	388	20	—
Total impaired loans	$47,760	$45,616	$4,685	$47,361	$1,392	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2019 and 2018, $10 million and $8 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	53	$4,402	141	$15,368	194	$19,770
Commercial real estate	4	4,040	9	4,885	13	8,925
Construction & land development	—	—	1	54	1	54
Commercial & industrial	4	1,424	3	22	7	1,446
Consumer	—	—	1,613	586	1,613	586
Total troubled debt restructurings	61	$9,866	1,767	$20,915	1,828	$30,781

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	60	$6,378	156	$17,232	216	$23,610
Commercial real estate	3	1,203	14	6,571	17	7,774
Construction & land development	—	—	1	65	1	65
Commercial & industrial	2	571	3	408	5	979
Consumer	—	—	256	435	256	435
Total troubled debt restructurings	65	$8,152	430	$24,711	495	$32,863

 The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2019 and 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$904	—	$—	1	$904
Rate reduction	118	13,847	5	352	123	14,199
Principal deferral	8	845	2	179	10	1,024
Legal modification	54	3,200	6	443	60	3,643
Total residential TDRs	181	18,796	13	974	194	19,770

Commercial related and construction/land development loans:
Interest only payments	3	1,568	—	—	3	1,568
Rate reduction	3	1,207	1	45	4	1,252
Principal deferral	11	5,981	1	597	12	6,578
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	17	8,756	4	1,669	21	10,425

Consumer loans:
Principal deferral	1,612	577	—	—	1,612	577
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,613	586	—	—	1,613	586

Total troubled debt restructurings	1,811	$28,138	17	$2,643	1,828	$30,781

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	145	16,892	12	978	157	17,870
Principal deferral	11	1,171	4	1,871	15	3,042
Legal modification	35	1,500	8	228	43	1,728
Total residential TDRs	191	19,563	25	4,047	216	23,610

Commercial related and construction/land development loans:
Interest only payments	2	752	—	—	2	752
Rate reduction	8	2,962	—	—	8	2,962
Principal deferral	12	5,076	—	—	12	5,076
Legal modification	—	—	1	28	1	28
Total commercial TDRs	22	8,790	1	28	23	8,818

Consumer loans:
Rate reduction	1	16	—	—	1	16
Principal deferral	255	419	—	—	255	419
Total consumer TDRs	256	435	—	—	256	435

Total troubled debt restructurings	469	$28,788	26	$4,075	495	$32,863

As of December 31, 2019 and 2018,  91% and 88% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $2 million and $3 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2019 and 2018. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2019 and 2018.

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2019, 2018, and 2017 that were modified during the years ended December 31, 2019, 2018, and 2017 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	1	$365	—	$—	1	$365
Principal deferral	—	—	—	—	—	—
Legal modification	26	1,958	5	417	31	2,375
Total residential TDRs	27	2,323	5	417	32	2,740

Commercial related and construction/land development loans:
Interest only payments	2	1,423	—	—	2	1,423
Principal deferral	4	3,199	—	—	4	3,199
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	6	4,622	2	1,027	8	5,649

Consumer loans:
Principal deferral	1,279	201	—	—	1,279	201
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,280	210	—	—	1,280	210

Total troubled debt restructurings	1,313	$7,155	7	$1,444	1,320	$8,599

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2018 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	$—	1	$970	1	$970
Rate reduction	2	465	—	—	2	465
Principal deferral	3	43	3	1,849	6	1,892
Legal modification	7	121	1	18	8	139
Total residential TDRs	12	629	5	2,837	17	3,466
Commercial related and construction/land development loans:
Principal deferral	6	1,402	—	—	6	1,402
Legal modification	—	—	1	28	1	28
Total commercial TDRs	6	1,402	1	28	7	1,430

Consumer loans:
Principal deferral	1	52	—	—	1	52
Total consumer TDRs	1	52	—	—	1	52

Total troubled debt restructurings	19	$2,083	6	$2,865	25	$4,948

The tables above are inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2017 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$219	—	$—	1	$219
Rate reduction	4	1,013	—	—	4	1,013
Legal modification	6	351	2	197	8	548
Total residential TDRs	11	1,583	2	197	13	1,780

Commercial related and construction/land development loans:
Principal deferral	2	266	—	—	2	266
Total commercial TDRs	2	266	—	—	2	266

Consumer loans:
Principal deferral	830	637	—	—	830	637
Total consumer TDRs	830	637	—	—	830	637

Total troubled debt restructurings	843	$2,486	2	$197	845	$2,683

The table above is inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

As of December 31, 2019, 2018, and 2017,  83%, 42% and 93% of the Bank’s TDRs that occurred during the years ended December 31, 2019, 2018, and 2017 were performing according to their modified terms. The Bank provided approximately $220,000,  $472,000 and $885,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during 2019, 2018 and 2017.

There was no significant change between the pre and post modification loan balances at December 31, 2019, 2018, and 2017.

The following tables present loans by class modified as troubled debt restructurings within the previous 12 months of December 31, 2019, 2018, and 2017 and for which there was a payment default during 2019, 2018, and 2017:

	2019		2018		2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded
Years Ended December 31, (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	4	$248	6	$2,920	2	$197
Commercial real estate	1	541	1	28	—	—
Commercial & industrial	2	1,027	—	—	—	—
Consumer	1,279	201	—	—	823	129

Total	1,286	$2,017	7	$2,948	825	$326

Foreclosures

The following table presents the carrying amount of foreclosed properties held at December 31, 2019 and 2018 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2019	2018

Residential real estate	$113	$160

Total other real estate owned	$113	$160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2019 and 2018:

December 31, (in thousands)	2019	2018

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$2,201	$3,293

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2019 and 2018. The Company based its estimated provision for loan losses of EAs on current year EA delinquency information and prior year IRS funding patterns of federal tax refunds.  Each year, all unpaid EAs are charged off by June 30th.

Information regarding EAs follows:

Years Ended December 31, (dollars in thousands)	2019	2018	2017

Easy Advances originated	$388,970	$430,210	$328,523
Net charge to the Provision for Easy Advances	10,643	10,760	6,789
Provision to total Easy Advances originated	2.74%	2.50%	2.07%
Easy Advances net charge-offs	$10,643	$10,760	$6,789
Easy Advances net charge-offs to total Easy Advances originated	2.74%	2.50%	2.07%

5.PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2019	2018

Land	$3,818	$4,185
Buildings and improvements	33,819	35,264
Furniture, fixtures and equipment	48,782	43,245
Leasehold improvements	20,649	19,638
Construction in progress	2,232	—
Total premises and equipment	109,300	102,332
Less: Accumulated depreciation and amortization	63,940	59,206
Premises and equipment, net	$45,360	$43,126

The Company held three former banking centers for sale as of December 31, 2018 and sold one of these properties during 2019.  Banking centers held for sale as of December 31, 2019 included two Florida-based former banking centers. The Company carried the two remaining former banking centers at a value of $836,000, inclusive of accumulated depreciation, at December 31, 2019.

The Company sold its former East Bay, Florida banking center in December 2019 for a $339,000 net gain.   The Company sold its former Port Richey, Florida banking center in 2018 and recognized a $14,000 loss.

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Depreciation expense	$9,230	$9,347	$8,472

6.RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

As of December 31, 2019, payments on 25 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

Prior to the release of these financial statements, the Company had executed two lease contracts that had not commenced for two of its banking centers. The estimated operating lease liabilities and offsetting right-of-use assets to be recorded for these leases totaled approximately $623,000 .

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for the year ended December 31, 2019:

Year Ended December 31, (in thousands)	2019

Operating lease expense:
Related Party:
Variable lease expense	$4,690
Fixed lease expense	37
Third Party:
Variable lease expense	883
Fixed lease expense	1,505
Short-term lease expense	62
Total operating lease expense	$7,177

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,175
Short-term lease payments not included in the measurement of lease liabilities	62

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of December 31, 2019:

December 31, 2019

Weighted average remaining term in years	8.02
Weighted average discount rate	3.46%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2019:

Year (in thousands)	Related Party	Third Party	Total

2020	$4,608	$2,590	$7,198
2021	4,194	2,371	6,565
2022	3,332	1,966	5,298
2023	3,332	1,441	4,773
2024	3,205	1,017	4,222
Thereafter	12,718	1,950	14,668
Total undiscounted cash flows	$31,389	$11,335	$42,724
Discount applied to cash flows	(4,554)	(1,640)	(6,194)
Total discounted cash flows reported as operating lease liabilities	$26,835	$9,695	$36,530

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Beginning of period	$16,300	$16,300	$16,300
Acquired goodwill	—	—	—
Impairment	—	—	—
End of period	$16,300	$16,300	$16,300

The goodwill balance relates entirely to the Company’s Traditional Banking operations.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2019 and 2018, the Company’s Traditional Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test as of December 31, 2019, 2018, and 2017.

The Company recorded a $1 million core deposit intangible asset in association with its May 17, 2016 Cornerstone acquisition. For the years ending December 31, 2019, 2018 and 2017, aggregate CDI amortization expense was immaterial to the Company’s financial statements.

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

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2019 and 2018:

					December 31, 2019		December 31, 2018
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(46)	$(34)	$58	$45
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(58)	(43)	57	45
Total	$20,000				$(104)	$(77)	$115	$90

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2019, 2018, and 2017:

Years Ended December 31, (in thousands)	2019	2018	2017

Interest rate swap on money market deposits	$(10)	$18	$109
Interest rate swap on FHLB advance	(10)	10	110
Total interest (benefit) expense on swap transactions	$(20)	$28	$219

The following table presents the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the years ended December 31, 2019, 2018, and 2017:

Years Ended December 31, (in thousands)	2019	2018	2017

(Gains) losses recognized in OCI on derivative (effective portion)	$(199)	$178	$83

Gains (losses) reclassified from OCI on derivative (effective portion)	20	(28)	(219)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—

The estimated net amount of the existing losses reported in AOCI at December 31, 2019 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or client owes the Bank, and results in credit risk to the Bank. When the fair value of a derivative instrument contract is negative, the Bank owes the client or counterparty and has no credit risk.

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2019 and 2018 is included in the following table:

		2019		2018
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$95,411	$5,062	$26,398	$1,264
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	6,640	(55)	54,718	(908)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$102,051	$5,007	$81,116	$356

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	102,051	(5,007)	81,116	(356)
Total		$204,102	$—	$162,232	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $7.5 million and $0  million at December 31, 2019 and 2018.

9.DEPOSITS

Ending deposit balances at December 31, 2019 and 2018 were as follows:

December 31, (in thousands)	2019	2018

Core Bank:
Demand	$922,972	$937,402
Money market accounts	793,950	717,954
Savings	175,588	187,868
Individual retirement accounts (1)	51,548	53,524
Time deposits, $250 and over (1)	104,412	84,104
Other certificates of deposit (1)	248,161	239,324
Reciprocal money market and time deposits (1)	189,774	217,153
Brokered deposits (1)	200,072	9,394
Total Core Bank interest-bearing deposits	2,686,477	2,446,723
Total Core Bank noninterest-bearing deposits	981,164	971,422
Total Core Bank deposits	3,667,641	3,418,145

Republic Processing Group:
Money market accounts	66,152	5,453
Total RPG interest-bearing deposits	66,152	5,453

Brokered prepaid card deposits	9,128	4,350
Other noninterest-bearing deposits	43,087	28,197
Total RPG noninterest-bearing deposits	52,215	32,547
Total RPG deposits	118,367	38,000

Total deposits	$3,786,008	$3,456,145

(1)	Includes time deposits.

Time deposits at or above the FDIC insured limit of $250,000 are presented in the table below:

December 31, (in thousands)	2019	2018

Time deposits of $250 or more	$104,412	$84,104

At December 31, 2019, the scheduled maturities and weighted average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Years (dollars in thousands)	Principal	Rate

2020	$541,352	1.90%
2021	88,628	2.14
2022	37,947	2.19
2023	55,179	2.92
2024	10,836	2.41
Thereafter	—	—
Total	$733,942	2.03

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

At December 31, 2019 and 2018, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2019	2018

Outstanding balance at end of period	$167,617	$182,990
Weighted average interest rate at end of period	0.32%	0.83%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$70,015	$110,854
Mortgage backed securities - residential	134,265	84,657
Collateralized mortgage obligations	17,030	10,136
Total securities pledged	$221,310	$205,647

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2019, 2018 and 2017 follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Average outstanding balance during the period	$236,883	$225,145	$219,515
Average interest rate during the period	0.51%	0.50%	0.23%
Maximum outstanding at any month end during the period	$276,927	$260,147	$293,944

11.FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2019 and 2018, FHLB advances were as follows:

December 31, (dollars in thousands)	2019	2018

Overnight advances	$200,000	$510,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	540,000	290,000
Total FHLB advances	$750,000	$810,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2019 and 2018, Republic had available borrowing capacity of $259 million and $254 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of December 31, 2019 and 2018.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2020 (Overnight)	$200,000	1.63%
2020 (Term)	480,000	1.71
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
2024	—	—
Thereafter	—	—
Total	$750,000	1.73%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2019	2018

Outstanding balance at end of period	$200,000	$510,000
Weighted average interest rate at end of period	1.63%	2.45%

Years Ended December 31, (dollars in thousands)	2019	2018	2017

Average outstanding balance during the period	$270,992	$202,830	$141,918
Average interest rate during the period	2.43%	1.98%	1.09%
Maximum outstanding at any month end during the period	$785,000	$560,000	$625,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2019	2018

First lien, single family residential real estate	$1,099,941	$1,129,588
Home equity lines of credit	274,990	311,419

12.SUBORDINATED NOTE

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR + 1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2020, and carried the note at a cost of 3-month LIBOR + 1.42%, or 3.38%,  at December 31, 2019.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2019	2018

Unused warehouse lines of credit	$436,541	$591,305
Unused home equity lines of credit	363,195	377,277
Unused loan commitments - other	757,657	720,645
Standby letters of credit	11,252	10,642
FHLB letter of credit	2,485	10,000
Total commitments	$1,571,130	$1,709,869

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

14.STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

Common Stock —  The Company’s Class A Common shares are entitled to cash dividends equal to 110% of the cash dividend paid per share on Class B Common Stock. Class A Common shares have one vote per share and Class B Common shares have ten votes per share. Class B Common shares may be converted, at the option of the holder, to Class A Common shares on a share-for-share basis. The Class A Common shares are not convertible into any other class of Republic’s capital stock.

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2019, the Bank could, without prior approval, declare dividends of approximately $151 million.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$825,987	17.01%	$388,526	8.00%	NA	NA
Republic Bank & Trust Company	723,248	14.91	388,143	8.00	$485,179	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	742,636	15.29	218,546	4.50	NA	NA
Republic Bank & Trust Company	679,897	14.01	218,331	4.50	315,366	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	782,636	16.11	291,394	6.00	NA	NA
Republic Bank & Trust Company	679,897	14.01	291,107	6.00	388,143	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	782,636	13.93	224,799	4.00	NA	NA
Republic Bank & Trust Company	679,897	12.11	224,515	4.00	280,644	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$757,726	16.80%	$360,911	8.00%	NA	NA
Republic Bank & Trust Company	654,258	14.52	360,359	8.00	$450,449	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	673,051	14.92	203,012	4.50	NA	NA
Republic Bank & Trust Company	609,583	13.53	202,702	4.50	292,792	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	713,051	15.81	270,683	6.00	NA	NA
Republic Bank & Trust Company	609,583	13.53	270,269	6.00	360,359	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	713,051	14.11	202,119	4.00	NA	NA
Republic Bank & Trust Company	609,583	12.06	202,126	4.00	252,658	5.00

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available-for-sale debt securities: Except for the Bank’s private label mortgage backed security and its TRUP investment, the fair value of AFS debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at December 31, 2019. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Consumer loans held for sale, at fair value: In December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intent to sell sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly. Fair value for these loans is based on contractual sales terms, Level 3 inputs.

Due to its restart in December 2019, activity for this RCS installment loan program was considered immaterial for the year ended December 31, 2019, with $598,000 in balances held for sale as of December 31, 2019.

Consumer loans held for investment, at fair value: The Bank held $998,000 in consumer loans at fair value through a consumer loan program the Company is currently unwinding. The fair value of these loans was based on the discounted cash flows of the underlying loans, Level 3 inputs.

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

Impaired loans: Collateral-dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals or BPOs. These appraisals or BPOs may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the process by the independent experts to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated quarterly for additional impairment and adjusted accordingly.

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

Mortgage servicing rights: At least quarterly, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2). There were no MSR tranches carried at fair value at December 31, 2019 and 2018.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$134,640	$—	$134,640
Private label mortgage backed security	—	—	3,495	3,495
Mortgage backed securities - residential	—	255,847	—	255,847
Collateralized mortgage obligations	—	63,371	—	63,371
Corporate bonds	—	10,002	—	10,002
Trust preferred security	—	—	4,000	4,000
Total available-for-sale debt securities	$—	$463,860	$7,495	$471,355

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,474	—	—	2,474
Total equity securities with readily determinable fair value	$2,474	$714	$—	$3,188

Mortgage loans held for sale	$—	$19,224	$—	$19,224
Consumer loans held for sale	—	—	598	598
Consumer loans held for investment	—	—	998	998
Rate lock loan commitments	—	789	—	789
Interest rate swap agreements	—	5,062	—	5,062

Financial liabilities:
Mandatory forward contracts	$—	$131	$—	$131
Interest rate swap agreements	—	5,166	—	5,166

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$216,873	$—	$216,873
Private label mortgage backed security	—	—	3,712	3,712
Mortgage backed securities - residential	—	169,209	—	169,209
Collateralized mortgage obligations	—	72,811	—	72,811
Corporate bonds	—	9,058	—	9,058
Trust preferred security	—	—	4,075	4,075
Total available-for-sale debt securities	$—	$467,951	$7,787	$475,738

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$410	$—	$410
Community Reinvestment Act mutual fund	2,396	—	—	2,396
Total equity securities with readily determinable fair value	$2,396	$410	$—	$2,806

Mortgage loans held for sale	$—	$8,971	$—	$8,971
Consumer loans held for investment	—	—	1,922	1,922
Rate lock loan commitments	—	356	—	356
Interest rate swap agreements	—	1,264	—	1,264

Financial liabilities:
Mandatory forward contracts	$—	$262	$—	$262
Interest rate swap agreements	—	1,149	—	1,149

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2019 and 2018.

The following table presents a reconciliation of the Bank’s Private Label Mortgage Backed Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2019, 2018, and 2017:

Private Label Mortgage Backed Security

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$3,712	$4,449	$4,777
Total gains or losses included in earnings:
Net change in unrealized gain	(79)	(20)	298
Recovery of actual losses previously recorded	151	152	—
Principal paydowns	(289)	(869)	(626)
Balance, end of period	$3,495	$3,712	$4,449

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

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2019 and 2018:

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,495	Discounted cash flow	(1) Constant prepayment rate	2.3% - 5.0%

			(2) Probability of default	1.8% - 6.3%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2018 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,712	Discounted cash flow	(1) Constant prepayment rate	6.5% - 8.9%

			(2) Probability of default	1.8% - 4.7%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2019, 2018, and 2017:

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$4,075	$3,600	$3,200
Total gains or losses included in earnings:
Discount accretion	42	40	44
Net change in unrealized gain	(117)	435	356
Balance, end of period	$4,000	$4,075	$3,600

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2019	2018

Aggregate fair value	$19,224	$8,971
Contractual balance	18,690	8,676
Unrealized gain	534	295

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2019, 2018, and 2017 are presented in the following table:

Years Ended December 31, (in thousands)	2019	2018	2017

Interest income	$697	$402	$346
Change in fair value	239	203	(1)
Total included in earnings	$936	$605	$345

Consumer Loans Held for Sale

The Company initiated its RCS installment loan program in December 2019 and held $598,000 of these loans for sale at December 31, 2019. Disclosure of fair value inputs has been omitted for this immaterial level of loan volume.

Consumer Loans Held for Investment

The Company held $998,000 and $1.9 million in RCS installment loans for investment at December 31, 2019 and 2018 through a program the Company is in the process of unwinding.  Disclosure of fair value inputs has been omitted for this immaterial level of loan volume.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,598	$3,598
Nonowner occupied	—	—	14	14
Commercial real estate	—	—	3,276	3,276
Commercial & industrial	—	—	1,562	1,562
Home equity	—	—	470	470
Total impaired loans*	$—	$—	$8,920	$8,920

Premises	$—	$—	$836	$836

	Fair Value Measurements at
	December 31, 2018 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Consumer loans held for sale	$—	$—	$1,249	$1,249

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$4,708	$4,708
Nonowner occupied	—	—	1,007	1,007
Commercial real estate	—	—	1,255	1,255
Commercial & industrial	—	—	609	609
Home equity	—	—	356	356
Total impaired loans*	$—	$—	$7,935	$7,935

Premises	$—	$—	$1,694	$1,694

* The difference between the carrying value and the fair value of impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and 2018:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,598	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (12%)

Impaired loans - residential real estate nonowner occupied	$14	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Impaired loans - commercial real estate	$3,276	Sales comparison approach	Adjustments determined for differences between comparable sales	1% - 10% (4%)

Impaired loans - commercial & industrial	$1,562	Sales comparison approach	Adjustments determined for differences between comparable sales	3% - 50% (37%)

Impaired loans - home equity	$470	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

Premises	$836	Sales comparison approach	Adjustments determined for differences between comparable sales	39% - 77% (55%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2018 (dollars in thousands)	Value	Technique	Inputs	Average)

Consumer loans held for sale	$1,249	Sales comparison approach	Adjustments determined for differences between comparable sales	6% (6%)

Impaired loans - residential real estate owner occupied	$4,708	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 67% (9%)

Impaired loans - residential real estate nonowner occupied	$1,007	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (15%)

Impaired loans - commercial real estate	$123	Sales comparison approach	Adjustments determined for differences between comparable sales	21% (21%)

Impaired loans - commercial real estate	$1,132	Income approach	Adjustments for differences between net operating income expectations	17% (17%)

Impaired loans - commercial & industrial	$609	Sales comparison approach	Adjustments determined for differences between comparable sales	3% (3%)

Impaired loans - home equity	$356	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (8%)

Premises	$1,694	Sales comparison approach	Adjustments determined for differences between comparable sales	27% - 72% (40%)

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

Impaired collateral-dependent loans are as follows:

December 31, (in thousands)	2019	2018

Carrying amount of loans measured at fair value	$7,729	$7,380
Estimated selling costs considered in carrying amount	1,193	913
Valuation allowance	(2)	(358)
Total fair value	$8,920	$7,935

Years Ended December 31, (in thousands)	2019	2018	2017

Provisions on collateral-dependent, impaired loans	$3,039	$1,629	$169

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2019	2018	2017

Other real estate owned carried at fair value	$—	$—	$83
Other real estate owned carried at cost	113	160	32
Total carrying value of other real estate owned	$113	$160	$115
Other real estate owned write-downs during the years ended	$—	$—	$155

Premises

The Company’s Traditional Banking segment classified two of its former banking centers as held for sale as of December 31, 2019, with one additional banking center classified as held for sale as of December 31, 2018 and sold during 2019. Impairment charges are recorded when the value of a piece of property is reappraised or reassessed below the property’s then-carrying value. Impairment charges related to these properties were as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Impairment charges on premises	$256	$482	$1,175

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 and 2018 are as follows:

		Fair Value Measurements at
		December 31, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$385,303	$385,303	$—	$—	$385,303
Available-for-sale debt securities	471,355	—	463,860	7,495	471,355
Held-to-maturity debt securities	62,531	—	63,156	—	63,156
Equity securities with readily determinable fair values	3,188	2,474	714	—	3,188
Mortgage loans held for sale, at fair value	19,224	—	19,224	—	19,224
Consumer loans held for sale, at fair value	598	—	—	598	598
Consumer loans held for sale, at the lower of cost or fair value	11,646	—	—	11,646	11,646
Loans, net	4,389,800	—	—	4,381,396	4,381,396
Federal Home Loan Bank stock	30,831	—	—	—	NA
Accrued interest receivable	12,937	—	12,937	—	12,937
Rate lock loan commitments	789	—	789	—	789
Interest rate swap agreements	5,062	—	5,062	—	5,062

Liabilities:
Noninterest-bearing deposits	$1,033,379	—	$1,033,379	—	$1,033,379
Transaction deposits	2,018,687	—	2,018,687	—	2,018,687
Time deposits	733,942	—	737,733	—	737,733
Securities sold under agreements to repurchase and other short-term borrowings	167,617	—	167,617	—	167,617
Federal Home Loan Bank advances	750,000	—	749,667	—	749,667
Subordinated note	41,240	—	32,587	—	32,587
Accrued interest payable	2,802	—	2,802	—	2,802
Mandatory forward contracts	131	—	131	—	131
Interest rate swap agreements	5,166	—	5,166	—	5,166

NA - Not applicable

		Fair Value Measurements at
		December 31, 2018:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$351,474	$351,474	$—	$—	$351,474
Available-for-sale debt securities	475,738	—	467,951	7,787	475,738
Held-to-maturity debt securities	65,227	—	64,858	—	64,858
Equity securities with readily determinable fair values	2,806	2,396	410	—	2,806
Mortgage loans held for sale, at fair value	8,971	—	8,971	—	8,971
Consumer loans held for sale, at the lower of cost or fair value	12,838	—	—	12,838	12,838
Loans, net	4,103,552	—	—	4,062,457	4,062,457
Federal Home Loan Bank stock	32,067	—	—	—	NA
Accrued interest receivable	13,942	—	13,942	—	13,942
Rate lock loan commitments	356	—	356	—	356
Interest rate swap agreements	1,264	—	1,264	—	1,264

Liabilities:
Noninterest-bearing deposits	$1,003,969	—	$1,003,969	—	$1,003,969
Transaction deposits	2,035,701	—	2,035,701	—	2,035,701
Time deposits	416,475	—	412,477	—	412,477
Securities sold under agreements to repurchase and other short-term borrowings	182,990	—	182,990	—	182,990
Federal Home Loan Bank advances	810,000	—	804,251	—	804,251
Subordinated note	41,240	—	33,724	—	33,724
Accrued interest payable	1,084	—	1,084	—	1,084
Mandatory forward contracts	262	—	262	—	262
Interest rate swap agreements	1,149	—	1,149	—	1,149

NA - Not applicable

16.MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$8,971	$5,761	$11,662
Origination of mortgage loans held for sale	356,097	176,916	160,091
Proceeds from the sale of mortgage loans held for sale	(354,660)	(177,545)	(169,969)
Net gain on sale of mortgage loans held for sale	8,816	3,839	3,977
Balance, end of period	$19,224	$8,971	$5,761

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily the FHLMC, totaling $1.1 billion and $972 million at December 31, 2019 and 2018. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $11 million and $10 million at December 31, 2019 and 2018.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2019	2018	2017

Net gain realized on sale of mortgage loans held for sale	$8,013	$3,843	$4,180
Net change in fair value recognized on loans held for sale	239	203	(1)
Net change in fair value recognized on rate lock loan commitments	433	46	11
Net change in fair value recognized on forward contracts	131	(253)	(213)
Net gain recognized	8,816	3,839	3,977

Loan servicing income	2,506	2,418	2,169
Amortization of mortgage servicing rights	(1,823)	(1,432)	(1,504)
Net servicing income recognized	683	986	665
Total Mortgage Banking income	$9,499	$4,825	$4,642

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$4,919	$5,044	$5,180
Additions	2,792	1,307	1,368
Amortized to expense	(1,823)	(1,432)	(1,504)
Balance, end of period	$5,888	$4,919	$5,044

There was no balance or activity in the valuation allowance for capitalized mortgage servicing rights for the years ended December 31, 2019, 2018, and 2017.

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2019	2018

Fair value of mortgage servicing rights portfolio	$9,068	$9,357
Monthly weighted average prepayment rate of unpaid principal balance*	202%	160%
Discount rate	10.00%	10.00%
Weighted average foreclosure rate	0.14%	0.14%
Weighted average life in years	5.76	6.32

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2020	$1,057
2021	1,054
2022	1,044
2023	889
2024	654
2025	446
2026	744
Total	$5,888

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2019		2018
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$18,690	$19,224	$8,676	$8,971

Included in other assets:
Rate lock loan commitments	$32,776	$789	$14,788	$356

Included in other liabilities:
Mandatory forward contracts	$44,919	$131	$20,063	$262

17.STOCK PLANS AND STOCK BASED COMPENSATION

In January 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which replaced the 2005 Stock Incentive Plan. The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits, or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable five to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on their grant date.

All shares issued under the 2015 Plan were from authorized and reserved unissued shares. The Company has a sufficient number of authorized and reserved unissued shares to satisfy all anticipated option exercises. There are no Class B stock options outstanding or available for exercise under the Company’s plans.

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2019	2018	2017

Risk-free interest rate	1.85%	3.00%	2.07%
Expected dividend yield	2.25%	2.01%	2.41%
Expected stock price volatility	20.11%	18.59%	20.36%
Expected life of options (in years)	5	5	5
Estimated fair value per share	$7.12	$8.09	$5.46

The following table summarizes stock option activity from January 1, 2018 through December 31, 2019:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2018	295,000	$24.68
Granted	165,000	48.08
Exercised	(3,500)	24.10
Forfeited or expired	(23,300)	26.51
Outstanding, December 31, 2018	433,200	$33.50	3.15	$3,786,820

Outstanding, January 1, 2019	433,200	$33.50
Granted	5,500	47.02
Exercised	(100,600)	24.50
Forfeited or expired	(26,650)	36.00
Outstanding, December 31, 2019	311,450	$36.43	2.73	$3,449,454

Unvested	255,650	$38.91	3.15	$2,235,562
Exercisable (vested) at December 31, 2019	55,800	$25.08	0.77	$1,213,892

Information related to the stock options during each year follows:

Years Ended December 31,	2019	2018	2017

Intrinsic value of options exercised	$2,249	$79	$71
Cash received from options exercised, net of shares redeemed	(191)	83	68

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2019	2018

Outstanding loans	$355	$133

Restricted Stock Awards

Restricted stock awards generally vest within six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock activity from January 1, 2018 through December 31, 2019:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2018	41,610	$21.18
Granted	48,323	40.16
Forfeited	(1,500)	19.85
Earned and issued	(37,323)	21.33
Outstanding, December 31, 2018	51,110	$39.06

Outstanding, January 1, 2019	51,110	$39.06
Granted	2,336	49.34
Forfeited	—	—
Earned and issued	(12,336)	46.63
Outstanding, December 31, 2019	41,110	$37.37

Unvested	41,110	$37.37

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

The following table summarizes PSU activity from January 1, 2018 through December 31, 2019:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2018	48,500	$23.08
Granted	—	—
Forfeited	(2,500)	23.08
Earned and issued	—	—
Outstanding, December 31, 2018	46,000	$23.08

Outstanding, January 1, 2019	46,000	$23.08
Granted	—	—
Forfeited	—	—
Earned and issued	(23,000)	23.08
Outstanding, December 31, 2019	23,000	$23.08

Vested at December 31, 2019	23,000	$23.08

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2019, 2018, and 2017 as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Stock option expense	$364	$265	$227
Restricted stock award expense	728	630	424
Performance stock unit expense	(57)	106	491
Total expense	$1,035	$1,001	$1,142

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year (in thousands)	Options	Stock Awards	Total

2020	$304	$261	$565
2021	277	261	538
2022	240	237	477
2023	106	119	225
2024	5	16	21
2025 and beyond	—	—	—
Total	$932	$894	$1,826

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

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2018	63,898	$24.08
Deferred fees and dividend equivalents converted to stock units	5,081	41.82
Stock units converted to Class A Common Shares	(2,835)	23.94
Outstanding, December 31, 2018	66,144	$25.45

Outstanding, January 1, 2019	66,144	$25.45
Deferred fees and dividend equivalents converted to stock units	6,397	46.76
Stock units converted to Class A Common Shares	(5,178)	23.18
Outstanding, December 31, 2019	67,363	$27.65

Vested	67,363	$27.65

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Director deferred compensation expense	$213	$215	$191

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key-employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2018	—	$—
Deferred base salaries and dividend equivalents converted to stock units	4,630	43.09
Matching stock units credited	4,992	43.09
Matching stock units forfeited	(362)	42.99
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2018	9,260	$43.09

Outstanding, January 1, 2019	9,260	$43.09
Deferred base salaries and dividend equivalents converted to stock units	7,059	45.84
Matching stock units credited	7,059	45.84
Matching stock units forfeited	—	—
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2019	23,378	$41.75

Vested	14,953	$41.75
Unvested	8,425	$41.75

The following presents key-employee deferred compensation expense for the period presented:

Years Ended December 31, (in thousands)	2019	2018	2017

Key-employee - base salary	$319	$215	$—
Key-employee - employer match	49	215	—
Total	$368	$430	$—

Employee Stock Purchase Plan

On April 19, 2018, the shareholders of Republic approved the ESPP. Under the ESPP,  participating employees may purchase shares of the Company Class A Common Stock through payroll withholdings at a  purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period.  Participating employees were able purchase the Company’s Class A Common Stock through the ESPP at 90% of its fair market value on the last day of the three-month offering periods ended September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019.

The following presents expense under the ESPP for the period presented:

Years Ended December 31, (in thousands)	2019	2018	2017

ESPP expense	$49	$23	$—

18.BENEFIT PLANS

401(k) Plan

Republic maintains a 401(k) plan for eligible employees.  All eligible employees are automatically enrolled at 6% of their eligible compensation within 30 days of their date of hire, unless the eligible employee elects to enroll sooner. Participants in the plan have the option to contribute from 1% to 75% of their annual eligible compensation, up to the maximum allowed by the IRS. The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Employer matching contributions	$3,185	$2,890	$2,190
Discretionary employer bonus matching contributions	207	392	335

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a SERP.  The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million and $2 million at December 31, 2019 and 2018. Expense under the SERP was $97,000,  $102,000 and $93,000 for the years ended December 31, 2019, 2018, and 2017.

19.INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Current expense:
Federal	$18,906	$10,638	$26,983
State	1,751	1,532	486

Deferred expense:
SAB 118 related discrete items	—	(2,762)	—
Deferred tax asset devaluation upon enactment of TCJA	—	—	6,326
Federal	1,880	6,815	(965)
State	(1,043)	188	(76)
Total	$21,494	$16,411	$32,754

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

Years Ended December 31,	2019	2018	2017

Federal corporate tax rate	21.00%	21.00%	35.00%
Effect of:
SAB 118 related discrete items*	—	(2.93)	—
Deferred tax asset devaluation upon enactment of TCJA	—	—	8.07
State taxes, net of federal benefit	1.43	1.44	0.34
General business tax credits	(1.14)	(1.44)	—
Nontaxable income	(0.85)	(0.99)	(1.90)
Reversal of valuation allowance on net operating loss carryforward	(0.74)	—	—
Tax benefit of vesting employee benefits	(0.42)	(0.20)	(0.31)
Establishment of deferred tax asset due to KY HB354	(0.20)	—	—
Other, net	(0.09)	0.53	0.59
Effective tax rate	18.99	17.41	41.79

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

The following items provided $2.8 million in federal income tax benefits during 2018 and primarily drove the Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

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

•

The Company adopted an automatic tax-accounting-method change related to loan origination costs during the third quarter of 2018, as it was preparing its 2017 federal tax return.  This tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan.  The change in tax-accounting-method resulted in a further impact from the TCJA, as it affected the Company’s 2017 federal tax return due October 15, 2018. Tax benefits related to the tax-accounting-method change were 100% attributed to the Company’s Traditional Banking segment.

•

The Company completed an R&D tax-credit study during the third quarter of 2018, which resulted in the recognition of R&D credits dating back to 2014. Tax benefits related to the R&D tax-credit study were attributed to the Company’s Traditional Banking, TRS, and RCS segments.

The following items provided $2.8 million in federal income tax benefits during 2019 and drove the Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

•

As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of December 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $224,000 due to the enactment of HB354, with the majority of this benefit attributed to the Company’s Traditional Banking segment.

•

In April 2019, Kentucky enacted HB458, which allows for sharing of certain tax attributes between Republic Bancorp and the Bank, including net operating losses. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance and record the deferred tax asset for these losses is approximately $840,000 and is fully attributed to the Company’s Traditional Banking segment.

•	The Company recognized $480,000 in income tax benefits associated with equity compensation during 2019. Substantially all of this benefit was attributed to the Company’s Traditional Banking segment.

•

The Company recognized $1.3 million in income tax benefits for low-income-housing investments and R&D credits during 2019. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were attributed to the Traditional Banking, TRS, and RCS segments.

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2019	2018

Deferred tax assets:
Allowance for loan and lease losses	$9,672	$9,746
Operating lease liabilities	8,186	—
Accrued expenses	3,332	3,802
Net operating loss carryforward(1)	2,705	2,858
Acquisition fair value adjustments	443	580
Other-than-temporary impairment	397	478
Unrealized investment security losses	—	289
Fair value of cash flow hedges	26	—
Other	1,741	1,644
Total deferred tax assets	26,502	19,397

Deferred tax liabilities:
Right of use assets - operating leases	(7,889)	—
Depreciation and amortization	(4,018)	(3,970)
Federal Home Loan Bank dividends	(2,667)	(2,676)
Deferred loan fees	(2,068)	(1,921)
Lease Financing Receivables	(2,245)	(1,839)
Mortgage servicing rights	(1,319)	(1,106)
Unrealized investment securities gains	(1,058)	—
Bargain purchase gain	(648)	(553)
Fair value of cash flow hedges	—	(24)
Other	(246)	(11)
Total deferred tax liabilities	(22,158)	(12,100)

Less: Valuation allowance	—	(819)
Net deferred tax asset	$4,344	$6,478

(1)

The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $8.0 million (federal) and $5.1 million (state). These carryforwards begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under IRC Section 382 to $722,000 annually for federal and $634,000 annually for state. The Company also has a Kentucky net operating loss carryforward of $21.2 million, which the Company expects to begin utilizing in 2021 due to the passage of Kentucky HB354 and HB458. The Company expects to file a combined Kentucky income tax return beginning in 2021 and to utilize these previously generated net operating losses. The Company previously maintained a valuation allowance as it did not anticipate generating taxable income in Kentucky to utilize this carryforward prior to expiration. Finally, the Company has AMT credit carryforwards of $87,000 with no expiration date.

Unrecognized Tax Benefits

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$1,327	$912	$1,495
Additions based on tax related to the current period	364	306	259
Additions for tax positions of prior periods	55	339	—
Reductions for tax positions of prior periods	—	(34)	(42)
Reductions due to the statute of limitations	(39)	(196)	(800)
Settlements	—	—	—
Balance, end of period	$1,707	$1,327	$912

Of the 2019 total, $1.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2019, 2018, and 2017 and accrued on the balance sheets as of December 31, 2019, 2018, and 2017 are presented below:

Years Ended December 31, (in thousands)	2019	2018	2017

Interest and penalties recorded in the income statement as a component of income tax expense	$173	$42	$(258)
Interest and penalties accrued on balance sheet	514	341	299

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

The following table summarizes information related to the Company’s qualified low-income housing investments and commitments:

December 31, (in thousands)		2019		2018
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment	Investment	Commitment
Low income housing tax credit investments - Gross	Proportional amortization	$11,912	$24,888	$3,971	$14,029
Life-to-date amortization		(1,218)	NA	(347)	NA
Low income housing tax credit investments - Net		$10,694	$24,888	$3,624	$14,029

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2019	2018	2017

Net income	$91,699	$77,852	$45,632
Dividends declared on Common Stock:
Class A Shares	(19,771)	(18,076)	(16,158)
Class B Shares	(2,121)	(1,955)	(1,773)
Undistributed net income for basic earnings per share	69,807	57,821	27,701
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(118)	(102)	(75)
Undistributed net income for diluted earnings per share	$69,689	$57,719	$27,626

Weighted average shares outstanding:
Class A Shares	18,813	18,736	18,678
Class B Shares	2,210	2,224	2,243
Effect of dilutive securities on Class A Shares outstanding	112	105	86
Weighted average shares outstanding including dilutive securities	21,135	21,065	21,007

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.06	$0.97	$0.87
Undistributed earnings per share*	3.35	2.79	1.34
Total basic earnings per share - Class A Common Stock	$4.41	$3.76	$2.21

Class B Common Stock:
Per share dividends distributed	$0.96	$0.88	$0.79
Undistributed earnings per share*	3.05	2.53	1.22
Total basic earnings per share - Class B Common Stock	$4.01	$3.41	$2.01

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.06	$0.97	$0.87
Undistributed earnings per share*	3.33	2.77	1.33
Total diluted earnings per share - Class A Common Stock	$4.39	$3.74	$2.20

Class B Common Stock:
Per share dividends distributed	$0.96	$0.88	$0.79
Undistributed earnings per share*	3.03	2.52	1.21
Total diluted earnings per share - Class B Common Stock	$3.99	$3.40	$2.00

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

December 31,	2019	2018	2017

Antidilutive stock options	154,750	165,000	4,500
Average antidilutive stock options	151,260	47,712	2,375

21.TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and Vice Chair are partners. Rent expense and obligations under these leases are presented in Footnote 6 in this section of the filing.

Loans made to executive officers and directors of Republic and their related interests during 2019 were as follows:

(in thousands)

Beginning balance	$38,370
Effect of changes in composition of related parties	(184)
New loans	2,385
Repayments	2,827
Ending balance	$43,398

Deposits from executive officers, directors, and their affiliates totaled $97  million and $102 million at December 31, 2019 and 2018.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million and $2 million as of December 31, 2019 and 2018.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2019 and 2018, the unreimbursed portion was $540,000 and $640,000, and the net death benefit under the policies was approximately $3 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

22.OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Available-for-Sale Debt Securities:
Change in unrealized (loss) gain on AFS debt securities	$5,689	$(1,548)	$(1,265)
Adjustment for adoption of ASU 2016-01	—	(428)	—
Reclassification adjustment for net (gain) loss on AFS debt securities recognized in earnings	—	—	136
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(79)	(20)	298
Net unrealized (losses) gains	5,610	(1,996)	(831)
Tax effect	(1,348)	420	377
Net of tax	4,262	(1,576)	(454)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(199)	178	83
Reclassification amount for net derivative losses realized in income	(20)	28	219
Net unrealized gains	(219)	206	302
Tax effect	52	(43)	(119)
Net of tax	(167)	163	183

Total other comprehensive (loss) income components, net of tax	$4,095	$(1,413)	$(271)

Amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2019, 2018, and 2017:

		Amounts Reclassified From
	Affected Line Items	Accumulated Other
	in the Consolidated	Comprehensive Income
Years Ended December 31, (in thousands)	Statements of Income	2019	2018	2017

Available for Sale Debt Securities:
Net losses on debt securities	Noninterest income	$—	$—	$(136)
Tax effect	Income tax expense	—	—	48
Net of tax	Net income	—	—	(88)

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	10	(18)	(109)
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	10	(10)	(110)
Total derivative gains (losses) on cash flow hedges	Total interest benefit (expense)	20	(28)	(219)
Tax effect	Income tax (benefit) expense	(5)	6	77
Net of tax	Net income	15	(22)	(142)

Net of tax, total all reclassification amounts	Net income	$15	$(22)	$(230)

The following is a summary of the accumulated OCI balances, net of tax:

		2019
(in thousands)	December 31, 2018	Change	December 31, 2019

Unrealized gain (loss) on AFS debt securities	$(2,165)	$4,376	$2,211
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(114)	964
Unrealized gain (loss) on cash flow hedges	90	(167)	(77)
Total unrealized (loss) gain	$(997)	$4,095	$3,098

		2018
(in thousands)	December 31, 2017	Change	December 31, 2018

Unrealized loss on AFS debt securities	$(604)	$(1,561)	$(2,165)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,093	(15)	1,078
Unrealized gain (loss) on cash flow hedges	(73)	163	90
Total unrealized gain (loss)	$416	$(1,413)	$(997)

23.PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2019	2018

Assets:

Cash and cash equivalents	$101,003	$99,440
Security available for sale	4,000	4,075
Investment in bank subsidiary	699,906	625,814
Investment in non-bank subsidiaries	3,631	3,343
Other assets	4,749	4,854

Total assets	$813,289	$737,526

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	7,805	6,352
Stockholders’ equity	764,244	689,934

Total liabilities and stockholders’ equity	$813,289	$737,526

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2019	2018	2017

Income and expenses:

Dividends from subsidiary	$24,249	$22,385	$20,063
Interest income	250	231	186
Other income	54	45	45
Less: Interest expense	1,620	1,508	1,094
Less: Other expenses	511	469	394

Income before income tax benefit	22,422	20,684	18,806
Income tax benefit	1,213	348	116

Income before equity in undistributed net income of subsidiaries	23,635	21,032	18,922
Equity in undistributed net income of subsidiaries	68,064	56,820	26,710

Net income	$91,699	$77,852	$45,632

Comprehensive income	$95,794	$76,439	$45,361

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2019	2018	2017

Operating activities:

Net income	$91,699	$77,852	$45,632
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(42)	(40)	(44)
Equity in undistributed net income of subsidiaries	(68,064)	(56,820)	(26,710)
Director deferred compensation - Parent Company	139	117	108
Change in other assets	(25)	605	1,215
Change in other liabilities	842	(976)	1,623
Net cash provided by operating activities	24,549	20,738	21,824

Investing activities:

Investment in subsidiary bank	(494)	(230)	—
Net cash used in investing activities	(494)	(230)	—

Financing activities:

Common Stock repurchases	(1,418)	(827)	(1,048)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	494	230	—
Net proceeds from Common Stock options exercised	(191)	83	68
Cash dividends paid	(21,377)	(19,497)	(17,656)
Net cash used in financing activities	(22,492)	(20,011)	(18,636)

Net change in cash and cash equivalents	1,563	497	3,188

Cash and cash equivalents at beginning of period	99,440	98,943	95,755

Cash and cash equivalents at end of period	$101,003	$99,440	$98,943

24. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$168,076	$15,801	$697	$184,574	$21,626	$29,926	$51,552	$236,126

Noninterest income:
Service charges on deposit accounts	14,153	44	—	14,197	—	—	—	14,197
Net refund transfer fees	—	—	—	—	21,158	—	21,158	21,158
Mortgage banking income(1)	—	—	9,499	9,499	—	—	—	9,499
Interchange fee income	11,600	—	—	11,600	259	—	259	11,859
Program fees(1)	—	—	—	—	437	4,275	4,712	4,712
Increase in cash surrender value of BOLI(1)	1,550	—	—	1,550	—	—	—	1,550
Net gains (losses) on OREO	540	—	—	540	—	—	—	540
Net gain on branch divestiture(1)	7,829	—	—	7,829	—	—	—	7,829
Other	2,881	(90)	213	3,004	1	659	660	3,664
Total noninterest income	38,553	(46)	9,712	48,219	21,855	4,934	26,789	75,008

Total net revenue	$206,629	$15,755	$10,409	$232,793	$43,481	$34,860	$78,341	$311,134

Net-revenue concentration(2)	67%	5%	3%	75%	14%	11%	25%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Year Ended December 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$160,398	$15,726	$402	$176,526	$19,203	$30,329	$49,532	$226,058

Noninterest income:
Service charges on deposit accounts	14,233	40	—	14,273	—	—	—	14,273
Net refund transfer fees	—	—	—	—	20,029	—	20,029	20,029
Mortgage banking income(1)	—	—	4,825	4,825	—	—	—	4,825
Interchange fee income	10,868	—	—	10,868	226	65	291	11,159
Program fees(1)	—	—	—	—	295	5,930	6,225	6,225
Increase in cash surrender value of BOLI(1)	1,527	—	—	1,527	—	—	—	1,527
Net gains (losses) on OREO	729	—	—	729	—	—	—	729
Other	2,608	—	550	3,158	1,003	497	1,500	4,658
Total noninterest income	29,965	40	5,375	35,380	21,553	6,492	28,045	63,425

Total net revenue	$190,363	$15,766	$5,777	$211,906	$40,756	$36,821	$77,577	$289,483

Net-revenue concentration(2)	66%	5%	2%	73%	14%	13%	27%	100%

(1)	This revenue is not subject to ASU 2014-09, Revenue from Contracts with Customers.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

25.SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of December 31, 2019, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Company’s national branchless banking platform, MemoryBank, is considered part of the Traditional Banking segment.

The nature of segment operations and the primary drivers of net revenues by reportable segment are provided below:

Reportable Segment:	Nature of Operations:	Primary Drivers of Net Revenue:

Core Banking:

Traditional Banking

Provides traditional banking products to clients in its market footprint primarily via its network of banking centers and to clients outside of its market footprint primarily via its digital delivery channels.

Loans, investments, and deposits.

Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the United States.	Mortgage warehouse lines of credit.

Mortgage Banking	Primarily originates, sells and services long-term, single-family, first-lien residential real estate loans primarily to clients in the Bank's market footprint.	Loan sales and servicing.

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

Segment information for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Year Ended December 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$168,076	$15,801	$697	$184,574	$21,626	$29,926	$51,552	$236,126

Provision for loan and lease losses	2,444	622	—	3,066	11,249	11,443	22,692	25,758

Net refund transfer fees	—	—	—	—	21,158	—	21,158	21,158
Mortgage banking income	—	—	9,499	9,499	—	—	—	9,499
Program fees	—	—	—	—	437	4,275	4,712	4,712
Net gain on branch divestiture	7,829	—	—	7,829	—	—	—	7,829
Other noninterest income	30,724	(46)	213	30,891	260	659	919	31,810
Total noninterest income	38,553	(46)	9,712	48,219	21,855	4,934	26,789	75,008

Total noninterest expense	143,671	3,268	6,112	153,051	16,539	2,593	19,132	172,183

Income before income tax expense	60,514	11,865	4,297	76,676	15,693	20,824	36,517	113,193
Income tax expense	9,651	2,670	902	13,223	3,454	4,817	8,271	21,494
Net income	$50,863	$9,195	$3,395	$63,453	$12,239	$16,007	$28,246	$91,699

Period-end assets	$4,684,116	$717,994	$26,469	$5,428,579	$86,849	$104,891	$191,740	$5,620,319

Net interest margin	3.76%	2.42%	NM	3.61%	NM	NM	NM	4.46%

Net-revenue concentration*	67%	5%	3%	75%	14%	11%	25%	100%

	Year Ended December 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$160,398	$15,726	$402	$176,526	$19,203	$30,329	$49,532	$226,058

Provision for loan and lease losses	3,710	(142)	—	3,568	10,919	16,881	27,800	31,368

Net refund transfer fees	—	—	—	—	20,029	—	20,029	20,029
Mortgage banking income	—	—	4,825	4,825	—	—	—	4,825
Program fees	—	—	—	—	295	5,930	6,225	6,225
Other noninterest income	29,965	40	550	30,555	1,229	562	1,791	32,346
Total noninterest income	29,965	40	5,375	35,380	21,553	6,492	28,045	63,425

Total noninterest expense	136,439	3,367	4,356	144,162	14,686	5,004	19,690	163,852

Income before income tax expense	50,214	12,541	1,421	64,176	15,151	14,936	30,087	94,263
Income tax expense	6,819	2,869	298	9,986	3,033	3,392	6,425	16,411
Net income	$43,395	$9,672	$1,123	$54,190	$12,118	$11,544	$23,662	$77,852

Period-end assets	$4,647,037	$470,126	$14,246	$5,131,409	$20,288	$88,707	$108,995	$5,240,404

Net interest margin	3.76%	3.18%	NM	3.70%	NM	NM	NM	4.62%

Net-revenue concentration*	66%	5%	2%	73%	14%	13%	27%	100%

	Year Ended December 31, 2017
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$142,823	$17,533	$346	$160,702	$15,197	$22,621	$37,818	$198,520

Provision for loan and lease losses	3,923	(150)	—	3,773	6,535	17,396	23,931	27,704

Net refund transfer fees	—	—	—	—	18,500	—	18,500	18,500
Mortgage banking income	—	—	4,642	4,642	—	—	—	4,642
Program fees	—	—	—	—	176	5,648	5,824	5,824
Other noninterest income	27,452	37	279	27,768	164	1,516	1,680	29,448
Total noninterest income	27,452	37	4,921	32,410	18,840	7,164	26,004	58,414

Total noninterest expense	124,637	3,392	4,765	132,794	14,491	3,559	18,050	150,844

Income before income tax expense	41,715	14,328	502	56,545	13,011	8,830	21,841	78,386
Income tax expense (benefit)	18,202	5,421	(526)	23,097	4,721	4,936	9,657	32,754
Net income	$23,513	$8,907	$1,028	$33,448	$8,290	$3,894	$12,184	$45,632

Period-end assets	$4,470,932	$525,246	$11,115	$5,007,293	$12,450	$65,619	$78,069	$5,085,362

Net interest margin	3.55%	3.53%	NM	3.55%	NM	NM	NM	4.32%

Net-revenue concentration*	66%	7%	2%	75%	13%	12%	25%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM - Not Meaningful

26.BRANCH DIVESTITURE

In July 2019, the Bank entered into a definitive agreement to sell its four banking centers located in the Kentucky cities of Owensboro, Elizabethtown, and Frankfort to Limestone Bank (“Limestone”), a subsidiary of Limestone Bancorp, Inc. The agreement provided that Limestone acquire loans with balances of approximately $128 million as of November 15, 2019 (the “Closing Date”) and assume deposits with balances of approximately $132 million as of the Closing Date, associated with the four banking centers.

In addition to the sale of loans and assumption of deposits, Limestone also acquired substantially all of the fixed assets of these locations, which had a book value of $1.3 million as of the Closing Date.  Based on the Closing Date deposits, the all-in blended premium for the transaction was 6.1% of the total deposits transferred.  The final calculated premium was based on the trailing 10-day average amount of the deposits as of the Closing Date, as well as the branch location for the deposits.

The Company operated its divested branches for 10.5,  12, and 12 months, respectively during 2019, 2018, and 2017.

27.SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2019 and 2018.

	2019
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (1)

Interest income	$64,527	$68,059	$65,664	$82,633
Interest expense	10,132	12,573	11,718	10,334
Net interest income	54,395	55,486	53,946	72,299
Provision for loan and lease losses (2)	914	3,153	4,460	17,231
Net interest income after provision	53,481	52,333	49,486	55,068
Noninterest income (3)	19,655	12,811	15,125	27,417
Noninterest expense (4)	40,835	42,411	43,428	45,509
Income before income taxes	32,301	22,733	21,183	36,976
Income tax expense (5)	6,533	4,325	3,176	7,460
Net income	$25,768	$18,408	$18,007	$29,516

Basic earnings per share:
Class A Common Stock	$1.23	$0.88	$0.86	$1.42
Class B Common Stock	1.13	0.80	0.79	1.29

Diluted earnings per share:
Class A Common Stock	$1.23	$0.88	$0.86	$1.41
Class B Common Stock	1.12	0.80	0.78	1.28

Dividends declared per common share:
Class A Common Stock	$0.264	$0.264	$0.264	$0.264
Class B Common Stock	0.240	0.240	0.240	0.240

	2018
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$62,902	$61,090	$58,356	$73,833
Interest expense	8,626	8,057	7,272	6,168
Net interest income	54,276	53,033	51,084	67,665
Provision for loan and lease losses(2)	5,104	4,077	4,932	17,255
Net interest income after provision	49,172	48,956	46,152	50,410
Noninterest income	10,119	11,465	14,296	27,545
Noninterest expense (4)	38,963	41,212	40,632	43,045
Income before income taxes	20,328	19,209	19,816	34,910
Income tax expense (5)	3,022	1,798	4,150	7,441
Net income	$17,306	$17,411	$15,666	$27,469

Basic earnings per share:
Class A Common Stock	$0.83	$0.84	$0.75	$1.32
Class B Common Stock	0.76	0.76	0.68	1.21

Diluted earnings per share:
Class A Common Stock	$0.83	$0.83	$0.74	$1.32
Class B Common Stock	0.75	0.76	0.68	1.20

Dividends declared per common share:
Class A Common Stock	$0.242	$0.242	$0.242	$0.242
Class B Common Stock	0.220	0.220	0.220	0.220

(1)	The first quarters of 2019 and 2018 were significantly impacted by the TRS segment of RPG.

(2)	Provision expense:

The relatively low Provision expense during the fourth quarter of 2019 is partially attributable to the release of $900,000 in reserves associated with divested loans upon final settlement of the Bank’s branch divestiture. See Footnote 26 in this section of the filing for additional information on the Company’s branch divestiture.

The relatively higher levels of Provision expense during the first quarters of 2019 and 2018 were driven by the TRS segment’s EA product. Provision expense for EAs during the first quarters of 2019 and 2018 was $13.4 million and $13.2 million.

(3)	Noninterest income:

The fourth quarter of 2019 included a $7.9 million net gain on the final settlement of the Bank’s branch divestiture. See Footnote 26 in this section of the filing for additional information on the Company’s branch divestiture.

(4)	Noninterest expense:

During the fourth quarters of 2019 and 2018, the Company reversed $1.2 million and $2.8 million of incentive compensation accruals based on revised payout estimates.

(5)	See Footnote 19 in this section of the filing for more information on the Company’s income taxes for 2019 and 2018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2020 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 23, 2020, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager	59	Chairman and CEO
A. Scott Trager	67	Vice Chairman and President
Kevin Sipes	48	EVP, CFO and Chief Accounting Officer
Andrew Trager-Kusman	33	Director of Republic and SVP of Republic Bank & Trust Company
William R. Nelson	56	President, Republic Processing Group
Anthony T. Powell	52	EVP, Republic Bank & Trust Company
Steven E. DeWeese	51	EVP, Republic Bank & Trust Company
John Rippy	59	EVP, Republic Bank & Trust Company
Juan Montano	50	EVP, Republic Bank & Trust Company

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

A. Scott Trager has served as Vice Chairman of Republic and the Bank since April 2017. He has also served as Director and President of Republic since 2012. He served as President of the Bank from 1984 to 2017 and Vice Chairman of Republic from 1994 to 2012.

Kevin Sipes joined the Company in 1995 and has served as EVP and Treasurer of Republic and the Company since 2002 and CFO of Republic and the Company since 2000. He began serving as Chief Accounting Officer of the Company in 2000.

Andrew Trager-Kusman has served as Managing Director of Corporate Strategies for the Bank since 2016. He was named a Director of Republic in April 2019 and a Senior Vice President of the Bank in January 2020.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2019.  Republic’s security holders approved each of the three equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders at December 31, 2019.

	(a) (1)		(b)	(c)
				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities to be Issued		Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding		of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights		and Rights	Column (a))

2005 Stock Incentive Plan	1,000		$23.50	—
2015 Stock Incentive Plan	465,301	(2)	$35.72	2,533,699
2018 Employee Stock Purchase Plan (3)	—		$—	233,818

(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)

Includes 90,741 shares of Class A Common Stock subject to issuance in accordance with the Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered.  Republic’s security holders previously approved this plan.  These shares are to be issued from shares available for issuance under the 2015 Stock Incentive Plan; the weighted-average exercise price in Column (b) does not take these awards into account.  Also includes 23,000 shares of Class A Common Stock for performance stock units; the weighted-average exercise price in Column (b) does not take these awards into account.  For further information, see Footnote  17  “Stock Plans and Stock Based Compensation” of Part II Item 8 “Financial Statements and Supplementary Data.”

(3)

The 2018 Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a  purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period.  No offering period may exceed 27 months in length.  As of the close of business on December 31, 2019, there were no shares of Class A Common Stock subject to purchase during open offering periods.

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2019 and 2018

Consolidated statements of income and comprehensive income — years ended December 31, 2019, 2018, and 2017

Consolidated statements of stockholders’ equity — years ended December 31, 2019, 2018, and 2017

Consolidated statements of cash flows — years ended December 31, 2019, 2018, and 2017

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

4.3	Description of Securities

10.01*

Amended and Restated Officer Compensation Continuation Agreement dated as of January 12, 1995, with Steven E. Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.02*

Amended and Restated Officer Compensation Continuation Agreement dated January 12, 1995, with A. Scott Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.03*

Amended and Restated Officer Compensation Continuation Agreement dated as of June 15, 2001, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.04

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

10.05

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.06

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.07

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.08

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed March 9, 2018 (Commission File Number: 0-24649))

10.09

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

No.	Description

10.10

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1 (Commission File Number: 333-56583))

10.11

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Form 10-Q for the quarter ended September 30, 2001 (Commission File Number: 0-24649))

10.12

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.13

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.14

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006 (Commission File Number: 0-24649))

10.15

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.16

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.17

Assignment of Lease relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY.  (Incorporated by reference to exhibit 10.31 of Registrant’s Form 10-K for the year ended December 31, 2016 (Commission File Number: 0-24649))

10.18

Assignment of Lease relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.32 of Registrant’s Form 10-K for the year ended December 31, 2016 (Commission File Number: 0-24649))

10.19

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.20

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.21

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.22

Seventh Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

No.	Description

10.23

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.24

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.25

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.26

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.27

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.28

Eighth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.30

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.31

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.32

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 31, 2018, as amended, relating to 661 South Hurstbourne Parkway, Louisville  (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K filed March 9, 2018 (Commission File Number: 0-24649))

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.35	Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road

No.	Description

10.36

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.37

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.39

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.40

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.41

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.42

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.44

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.45

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 1, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010 (Commission File Number: 0-24649))

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (Commission File Number: 0-24649))

10.47

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

No.	Description

10.48

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015 (Commission File Number: 0-24649))

10.49

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.50

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 15 2017 relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.51

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 20 2017, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2017 (Commission File Number: 0-24649))

10.52*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.53*	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.54*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10- K for the year ended December 31, 2008 (Commission File Number: 0-24649))

10.55*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.56*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.57*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.58*

Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.59*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016 (Commission File Number: 0-24649))

10.60*	Restricted Stock Award Agreement for 2005 Stock Incentive Plan, (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.61*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

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

No.	Description

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

10.67*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.68*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as adopted November 18 2004 and then amended and restated as on March 16, 2005, March 19, 2008, and again on January 24, 2018 (Incorporated by reference to Annex A of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.69*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.70*	Consulting Agreement dated as of July 16, 2019, between David P. Feaster and Republic Bank & Trust Company

10.71

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.72*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.73**

Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.87 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.74**

Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.88 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.75**

Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC (Incorporated by reference to Exhibit 10.89 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.75**

Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.90 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

No.	Description

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101

Interactive data files formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.

March 13, 2020	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 13, 2020
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chairman, President and Director	March 13, 2020
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 13, 2020
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 13, 2020
Craig Greenberg

/s/ Michael T. Rust	Director	March 13, 2020
Michael T. Rust

/s/ Mark A. Vogt	Director	March 13, 2020
Mark A. Vogt

/s/ R. Wayne Stratton	Director	March 13, 2020
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 13, 2020
Susan Stout Tamme

/s/ Andrew Trager-Kusman	Director	March 13, 2020
Andrew Trager-Kusman