Form 10-Q
period 2020-03-31
REPUBLIC BANCORP INC /KY/
filed 2020-05-08
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2020,  was 18,696,620 and 2,199,851.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments
COVID-19	Coronavirus Disease of 2019
CRE	Commercial Real Estate
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PCI	Purchased Credit Impaired
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
PPPLF	The FRB's Paycheck Protection Program Liquidity Facility
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
R&D	Research and Development
RB&T / the Bank	Republic Bank & Trust Company
RBCT	Republic Bancorp Capital Trust
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
SVP	Senior Vice President
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TPS	Trust Preferred Securities
TRS	Tax Refund Solutions segment
TRUP	TPS Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	March 31,	December 31,
	2020	2019
ASSETS

Cash and cash equivalents	$316,263	$385,303
Available-for-sale debt securities, at fair value (amortized cost of $531,974 in 2020 and $467,122 in 2019, allowance for credit losses of $126 in 2020 and $0 in 2019)	543,859	471,355
Held-to-maturity debt securities (fair value of $59,725 in 2020 and $63,156 in 2019, allowance for credit losses of $171 in 2020 and $0 in 2019)	61,664	62,531
Equity securities with readily determinable fair value	2,807	3,188
Mortgage loans held for sale, at fair value	39,384	19,224
Consumer loans held for sale, at fair value	3,431	598
Consumer loans held for sale, at the lower of cost or fair value	12,089	11,646
Loans (loans carried at fair value of $827 in 2020 and $998 in 2019)	4,515,599	4,433,151
Allowance for credit losses	(70,431)	(43,351)
Loans, net	4,445,168	4,389,800
Federal Home Loan Bank stock, at cost	38,900	30,831
Premises and equipment, net	44,215	46,196
Right-of-use assets	34,349	35,206
Goodwill	16,300	16,300
Other real estate owned	85	113
Bank owned life insurance	66,822	66,433
Other assets and accrued interest receivable	96,697	81,595

TOTAL ASSETS	$5,722,033	$5,620,319

LIABILITIES

Deposits:
Noninterest-bearing	$1,300,891	$1,033,379
Interest-bearing	2,770,566	2,752,629
Total deposits	4,071,457	3,786,008

Securities sold under agreements to repurchase and other short-term borrowings	126,080	167,617
Operating lease liabilities	35,537	36,530
Federal Home Loan Bank advances	572,500	750,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	91,173	74,680

Total liabilities	4,937,987	4,856,075

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,890	4,907
Additional paid in capital	141,928	142,068
Retained earnings	628,397	614,171
Accumulated other comprehensive income	8,831	3,098

Total stockholders’ equity	784,046	764,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,722,033	$5,620,319

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME:
Loans, including fees	$77,513	$76,828
Taxable investment securities	2,783	3,591
Federal Home Loan Bank stock and other	863	2,214
Total interest income	81,159	82,633

INTEREST EXPENSE:
Deposits	6,302	6,748
Securities sold under agreements to repurchase and other short-term borrowings	119	421
Federal Home Loan Bank advances	1,648	2,730
Subordinated note	352	435
Total interest expense	8,421	10,334

NET INTEREST INCOME	72,738	72,299
Credit loss expense	22,760	17,231
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	49,978	55,068

NONINTEREST INCOME:
Service charges on deposit accounts	3,136	3,303
Net refund transfer fees	15,823	17,100
Mortgage banking income	4,795	1,539
Interchange fee income	2,552	2,757
Program fees	2,624	1,074
Increase in cash surrender value of bank owned life insurance	389	382
Net gains on other real estate owned	3	130
Other	1,247	1,132
Total noninterest income	30,569	27,417

NONINTEREST EXPENSE:
Salaries and employee benefits	26,622	25,076
Occupancy and equipment, net	6,846	6,584
Communication and transportation	1,289	1,161
Marketing and development	833	1,102
FDIC insurance expense	—	448
Bank franchise tax expense	2,506	2,496
Data processing	2,539	2,096
Interchange related expense	1,076	1,315
Supplies	452	484
Other real estate owned and other repossession expense	18	46
Legal and professional fees	1,237	886
Other	3,551	3,815
Total noninterest expense	46,969	45,509

INCOME BEFORE INCOME TAX EXPENSE	33,578	36,976
INCOME TAX EXPENSE	6,881	7,460
NET INCOME	$26,697	$29,516

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.29	$1.42
Class B Common Stock	1.17	1.29

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.28	$1.41
Class B Common Stock	1.16	1.28

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income	$26,697	$29,516

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(161)	(69)
Reclassification amount for net derivative losses realized in income	29	(19)
Change in unrealized gain on AFS debt securities	7,777	3,659
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	1	(33)
Total other comprehensive income before income tax	7,646	3,538
Tax effect	(1,913)	(744)
Total other comprehensive income, net of tax	5,733	2,794

COMPREHENSIVE INCOME	$32,430	$32,310

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2020
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2020	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	26,697	—	26,697
Net change in accumulated other comprehensive income	—	—	—	—	—	5,733	5,733
Dividends declared on Common Stock:
Class A Shares ($0.286 per share)	—	—	—	—	(5,358)	—	(5,358)
Class B Shares ($0.260 per share)	—	—	—	—	(572)	—	(572)
Stock options exercised, net of shares withheld	2	—	1	(43)	—	—	(42)
Conversion of Class B to Class A Common Shares	6	(6)	—	—	—	—	—
Repurchase of Class A Common Stock	(86)	—	(20)	(582)	(2,250)	—	(2,852)
Net change in notes receivable on Class A Common Stock	—	—	—	30	—	—	30
Deferred compensation - Class A Common Stock:
Directors	4	—	—	79	—	—	79
Designated key employees	—	—	—	143	—	—	143
Employee stock purchase plan - Class A Common Stock	5	—	1	154	—	—	155
Stock-based awards - Class A Common Stock:
Performance stock units	18	—	—	(200)	—	—	(200)
Restricted stock	1	—	1	187	—	—	188
Stock options	—	—	—	92	—	—	92

Balance, March 31, 2020	18,687	2,200	$4,890	$141,928	$628,397	$8,831	$784,046

	Three Months Ended March 31, 2019
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2019	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	29,516	—	29,516
Net change in accumulated other comprehensive income	—	—	—	—	—	2,794	2,794
Dividends declared on Common Stock:
Class A Shares ($0.264 per share)	—	—	—	—	(4,933)	—	(4,933)
Class B Shares ($0.240 per share)	—	—	—	—	(531)	—	(531)
Repurchase of Class A Common Stock	(8)	—	(1)	(376)	(2)	—	(379)
Net change in notes receivable on Class A Common Stock	—	—	—	(34)	—	—	(34)
Deferred compensation - Class A Common Stock:
Directors	5	—	—	65	—	—	65
Designated key employees	—	—	—	168	—	—	168
Employee stock purchase plan - Class A Common Stock	3	—	—	121	—	—	121
Stock-based awards - Class A Common Stock:
Performance stock units	23	—	—	(57)	—	—	(57)
Restricted stock	—	—	—	180	—	—	180
Stock options	—	—	—	121	—	—	121

Balance, March 31, 2019	18,698	2,213	$4,899	$141,206	$569,189	$1,797	$717,091

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$26,697	$29,516
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion (amortization) on investment securities	330	(8)
Net accretion on loans and amortization of core deposit intangible and operating lease components	(799)	(596)
Unrealized (gains) losses on equity securities with readily determinable fair value	381	(289)
Depreciation of premises and equipment	2,549	2,263
Amortization of mortgage servicing rights	585	322
Impairment of mortgage servicing rights	100	—
Credit loss expense for on-balance sheet exposures	22,760	17,231
Credit loss expense for off-balance sheet exposures	102	—
Net gain on sale of mortgage loans held for sale	(4,805)	(1,260)
Origination of mortgage loans held for sale	(125,273)	(40,714)
Proceeds from sale of mortgage loans held for sale	109,918	39,632
Net gain on sale of consumer loans held for sale	(2,337)	(1,405)
Origination of consumer loans held for sale	(195,121)	(146,087)
Proceeds from sale of consumer loans held for sale	194,182	147,466
Net gain realized on sale of other real estate owned	(3)	(130)
Impairment of premises held for sale	—	66
Deferred compensation expense - Class A Common Stock	222	233
Stock-based awards expense- Class A Common Stock	280	244
Net gain on sale of bank premises and equipment	(353)	—
Increase in cash surrender value of bank owned life insurance	(389)	(382)
Net change in other assets and liabilities:
Accrued interest receivable	900	(28)
Accrued interest payable	635	536
Other assets	(7,381)	(2,026)
Other liabilities	4,998	(297)
Net cash provided by operating activities	28,178	44,287

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(138,894)	—
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	73,716	48,775
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	690	600
Net change in outstanding warehouse lines of credit	(132,996)	(90,092)
Net change in other loans	50,510	(63,922)
Proceeds from redemption of Federal Home Loan Bank stock	931	2,102
Purchase of Federal Home Loan Bank stock	(9,000)	—
Proceeds from sales of other real estate owned	31	229
Proceeds from sale of bank premises and equipment	894	—
Net purchases of premises and equipment	(1,109)	(1,036)
Net cash used in investing activities	(155,227)	(103,344)

FINANCING ACTIVITIES:
Net change in deposits	285,449	318,171
Net change in securities sold under agreements to repurchase and other short-term borrowings	(41,537)	(9,822)
Payments of Federal Home Loan Bank advances	(602,500)	(520,000)
Proceeds from Federal Home Loan Bank advances	425,000	270,000
Repurchase of Class A Common Stock	(2,852)	(379)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	155	121
Net proceeds from Class A Common Stock options exercised and PSUs awarded	(242)	—
Cash dividends paid	(5,464)	(4,996)
Net cash provided by financing activities	58,009	53,095

NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,040)	(5,962)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	385,303	351,474
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$316,263	$345,512

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$7,786	$9,798
Income taxes	465	387

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$—	$155
Right-of-use assets recorded	626	40,104
Allowance for credit losses recorded upon adoption of ASC 326	7,241	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –MARCH 31,  2020 and 2019 AND DECEMBER 31, 2019 (UNAUDITED)

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

The Company’s financial statements at and for the three months ended March 31, 2020 were impacted by the COVID-19 pandemic.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

•	Footnote 2 “Investment Securities”
•	Footnote 4 “Loans and Allowance for Credit Losses”
•	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”
•	Footnote 17 “Subsequent Events”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2020, Republic had 42 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 28

•Metropolitan Louisville — 18

•Central Kentucky — 7

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 8*

•Metropolitan Cincinnati, Ohio — 2

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

Warehouse Lending segment — Through its Warehouse segment, the Core Bank provides short-term, revolving credit facilities to mortgage bankers across the U.S. through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS segment occurs in the first half of the year. The TRS segment traditionally operates at a loss during the second half of the year, during which time the segment incurs costs preparing for the upcoming year’s tax season.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2019 and 2020:

•	Offered only during the first two months of each year;
•	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
•	No requirement that the taxpayer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Credit loss expense on EAs are estimated when advances are made, with credit loss expense for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged off loans.

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA product offering and therefore on the Company’s financial condition and results of operations.

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

•

RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

•

RCS installment loan products – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the U.S. using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $827,000 of balances remained held for investment under this program as of March 31, 2020.

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

Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted ASC 326 Financial Instruments – Credit Losses, which replaces the pre-January 1, 2020 “probable-incurred” method for calculating the Company’s ACL with the CECL method. CECL is applicable to financial assets measured at amortized cost, including loan and lease receivables and HTM securities. CECL also applies to certain off-balance sheet credit exposures. In addition to CECL, ASC 326 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that the Company does not intend or will likely not be compelled to sell.

The Company adopted ASC 326 primarily using the modified retrospective method for its financial instruments and off-balance sheet credit exposures. Results for periods beginning after December 31, 2019 will be presented under CECL while prior-period amounts will continue to be reported under previously applicable GAAP.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which OTTI had been recognized prior to January 1, 2020. As a result, the amortized cost basis will remain the same before and after the effective date of CECL. The effective interest rate on these debt securities was not changed.  Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.

The Company adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as PCI assets under ASC 310-30.  As allowed by ASC 326, the Company did not reassess whether PCI assets met the PCD criteria as of the date of adoption. On January 1, 2020, the amortized cost basis of PCD assets was adjusted to reflect the addition of $1.4 million of ACLL formerly classified under previous GAAP as a non-accretable credit discount within gross loans.  The remaining noncredit discount on PCD assets will be accreted into interest income at the effective interest rate as of January 1, 2020.

The Company elected the fair value option for its RCS installment loan product in 2016. This product will continue to be accounted for at fair value under CECL.

When measuring an ACL, CECL primarily differs from the probable-incurred method by: a) incorporating a lower “expected” threshold for loss recognition versus a higher “probable” threshold; b) requiring life-of-loan considerations; and c) requiring reasonable and supportable forecasts.

In accordance with the adoption of ASC 326 and CECL, the Company recorded on January 1, 2020 a $6.7 million, or 16%, increase in the ACLL for its loans, a $51,000 ACLS for its investment debt securities, and a $456,000 ACLC for its off-balance sheet credit exposures. Of the $6.7 million increase in ACLL, approximately $1.4 million was a gross-up reclassification of non-accretable discount on previously-PCI, now-PCD, loans as mentioned above, and the remaining $5.3 million was a difference in ACL between CECL and the probable-incurred method. The Company also made a cumulative effect entry of $4.3 million to reduce its opening balance of retained earnings upon adoption of ASC 326, with no impact on 2020 earnings for these adoption entries. The adoption date increase in ACLL for the Company’s loans primarily reflects additional ACLL for longer duration loan portfolios, such as the Company's residential real estate and consumer loan portfolios. No additional segmentation of the Bank's loan portfolios was deemed necessary upon adoption.

The following table illustrates the impact of ASC 326 adoption:

	Allowance for Credit Losses as of January 1, 2020
	As Reported		Impact
	Under	Pre-ASC 326	of ASC 326
(in thousands)	ASC 326	Adoption	Adoption

Assets:
Allowance for credit losses on debt securities:
AFS debt securities - Corporate bonds	$—	$—	$—
HTM debt securities - Corporate bond	51	—	51
Allowance for credit losses on debt securities	$51	$—	$51

Allowance for credit losses on loans:
Traditional Banking:
Residential real estate:
Owner occupied	$8,928	$4,729	$4,199
Nonowner occupied	1,885	1,737	148
Commercial real estate	10,759	10,486	273
Construction & land development	3,599	2,152	1,447
Commercial & industrial	1,564	2,882	(1,318)
Lease financing receivables	147	147	—
Home equity	4,373	2,721	1,652
Consumer:
Credit cards	1,053	1,020	33
Overdrafts	1,169	1,169	—
Automobile loans	605	612	(7)
Other consumer	857	550	307
Total Traditional Banking	34,939	28,205	6,734
Warehouse lines of credit	1,794	1,794	—
Total Core Banking	36,733	29,999	6,734

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—
Other TRS loans	234	234	—
Republic Credit Solutions	13,118	13,118	—
Total Republic Processing Group	13,352	13,352	—

Allowance for credit losses on loans	$50,085	$43,351	$6,734

Liabilities:
Allowance for credit losses on OBS credit exposures	$456	$—	$456

The following less-impactful ASUs were also adopted by the Company during the three months ended March 31, 2020:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2017-04	Intangibles - Goodwill and Other (Topic 350)

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

			January 1, 2020	Prospectively	Immaterial

2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help during the global market-wide reference rate transition period; therefore, it will be in effect for a limited time through December 31, 2022.

			March 12, 2020	Prospectively	This ASU is expected to assist in the Company's transition away from LIBOR as a reference rate.

Debt Securities —Debt securities are classified as AFS when they might be sold before maturity. AFS debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Debt securities are classified as HTM and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to the earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Allowance for Credit Losses on Available-for-Sale Securities — For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACLS is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACLS is recognized in other comprehensive income.

For the Company’s AFS corporate bond, the Company uses PD and LGD data to estimate an ACLS in lieu of the aforementioned cash flow analysis.

Changes in ACLS are recorded as a charge or credit to the Provision. Losses are charged against the ACLS when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest on AFS debt securities totaled $1 million at March 31, 2020 and is excluded from the ACLS.  Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities —  The Company measures expected credit losses on HTM debt securities on a collective basis by major security type.  Accrued interest receivable on HTM debt securities totaled $248,000 at March 31, 2020 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

The estimate of ACLS on HTM debt securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The Company classifies its HTM portfolio into the following major security types: MBS, corporate bonds, and municipal bonds. MBS securities include CMOs. Nearly all of the MBS portfolio is issued by U.S. government entities or government sponsored entities. These securities are highly rated by major rating agencies and have a long history of no credit losses. The MBS portfolio also carries ratings no lower than investment grade.  The Company uses PD and LGD estimates provided by a third party to estimate an ACLS for its corporate and municipal bond portfolios.  These PD and LGD estimates are updated at least quarterly by the Company, with these estimates incorporating the most recent market expectations and forecasted information.

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $10 million at March 31, 2020 and was reported as a component of other assets on the Company’s balance sheet.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Premiums on loans held for investment are amortized into interest income on the level-yield method over the expected life of the loan.

Lease financing receivables, all of which are direct financing leases, are reported at their principal balance outstanding net of any unearned income, deferred loan fees and costs, and applicable ACLL. Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

Interest income on mortgage and commercial loans is typically discontinued at the time the loan is 80 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan, which may define past due status by the number of days or the number of payments past due. In most cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 80 days still on accrual include smaller balance, homogeneous loans that are evaluated collectively or individually for loss.

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

Purchased Credit Deteriorated Loans — The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The Company will generally classify a loan acquired in a business acquisition as PCD if it meets any of the following criteria:

•	Non-accretable discount assigned by the Bank
•	Classified by either the acquired bank or the Bank as Special Mention or Substandard
•	Nonaccrual status when purchased
•	Past due 30 days or more when purchased
•	Loans that have been at least one time over 30 days past due
•	Past maturity date when purchased
•	Select loans that are cross collateralized with any loans identified above

PCD loans are recorded at the amount paid. An ACLL is determined using the same methodology as other loans held for investment. The initial ACLL determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACLL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACLL are recorded through the Provision.

Allowance for Credit Losses on Loans —  The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACLL when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACLL is measured on a collective or pooled basis when similar risk characteristics exist. The first table of Footnote 4 illustrates the Company’s loan portfolio by ACLL risk pool.  This pooling method is primarily based on the pool’s collateral type or the pool’s purpose and generally follows the Bank’s loan segmentation for regulatory reporting.  For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. This loss rate is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in property values or other relevant factors. One-year forecast adjustments to the historical loss rate are based on a forecast of the U.S. national unemployment rate, which has shown a relatively strong historical correlation to the Bank’s loan losses. Subsequent to the one-year forecast, loss rates are assumed to immediately revert back to the historical loss rate calculated under a static pool analysis plus adjustments for current conditions.

Loans that do not share risk characteristics are evaluated on an individual basis, with the Company choosing to individually evaluate all TDRs. Loans evaluated individually are not also included in the pooled evaluation. When management determines that a loan is collateral dependent and foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs if appropriate.

Determining Expected Loan Lives: Expected credit losses are estimated over the contractual loan term, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Troubled Debt Restructurings — A TDR is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The Company measures the ACLL for TDRs individually using either a discounted cash flow method or the collateral method, if the TDR is collateral dependent.  TDRs whose ACLL is measured using a discounted cash flow method use the original pre-modification interest rate on the loan for discounting.

Performing loans modified due to the COVID-19 pandemic are not classified as TDRs.

For additional discussion regarding loans modified due to the COVID-19 pandemic, see Footnote 17 “Subsequent Events” in this section of the filing.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures —  The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACLC is adjusted as a Provision. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The likelihood that funding will occur is based on the historical usage rate of such commitments.  A listing of off-balance sheet credit exposures the Company generally considers for an ACLC is illustrated in Footnote 9 in this section of the filing.

The ACLC is recorded as a component of other liabilities on the Company’s balance sheet.  Credit loss expense resulting from Provisions to the ACLC are recorded on the Company’s income statement as component of other noninterest expense.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$167,249	$2,043	$—	$—	$169,292
Private label mortgage backed security	1,963	1,286	—	—	3,249
Mortgage backed securities - residential	288,781	8,943	(2)	—	297,722
Collateralized mortgage obligations	60,395	306	(820)	—	59,881
Corporate bonds	10,000	—	(259)	(126)	9,615
Trust preferred security	3,586	514	—	—	4,100
Total available-for-sale debt securities	$531,974	$13,092	$(1,081)	$(126)	$543,859

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$134,765	$59	$(184)	NA	$134,640
Private label mortgage backed security	2,210	1,285	—	NA	3,495
Mortgage backed securities - residential	253,288	2,916	(357)	NA	255,847
Collateralized mortgage obligations	63,284	258	(171)	NA	63,371
Corporate bonds	10,000	2	—	NA	10,002
Trust preferred security	3,575	425	—	NA	4,000
Total available-for-sale debt securities	$467,122	$4,945	$(712)	NA	$471,355

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
March 31, 2020 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$103	$5	$—	$108	$—
Collateralized mortgage obligations	16,277	44	(275)	16,046	—
Corporate bonds	44,993	—	(1,887)	43,106	(171)
Obligations of state and political subdivisions	462	3	—	465	—
Total held-to-maturity debt securities	$61,835	$52	$(2,162)	$59,725	$(171)

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2019 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$104	$6	$—	$110	NA
Collateralized mortgage obligations	16,970	94	(21)	17,043	NA
Corporate bonds	44,995	544	—	45,539	NA
Obligations of state and political subdivisions	462	2	—	464	NA
Total held-to-maturity debt securities	$62,531	$646	$(21)	$63,156	NA

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2020 and 2019, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2020 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
March 31, 2020 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$5,000	$5,005	$5,105	$5,100
Due from one year to five years	172,249	173,902	35,400	33,929
Due from five years to ten years	—	—	4,950	4,542
Due beyond ten years	3,586	4,100	—	—
Private label mortgage backed security	1,963	3,249	—	—
Mortgage backed securities - residential	288,781	297,722	103	108
Collateralized mortgage obligations	60,395	59,881	16,277	16,046
Total debt securities	$531,974	$543,859	$61,835	$59,725

Unrealized-Loss Analysis on Debt Securities

The following table summarizes AFS debt securities in an unrealized loss position for which an ACLS had not been recorded at March 31, 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
Mortgage backed securities - residential	$—	$—	$532	$(2)	$532	$(2)
Collateralized mortgage obligations	31,536	(769)	5,946	(51)	37,482	(820)
Total available-for-sale debt securities	$31,536	$(769)	$6,478	$(53)	$38,014	$(822)

Debt securities with unrealized losses at December 31, 2019, aggregated by investment category and length of time in a continuous unrealized loss position, were as follows:

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

At March 31, 2020, the Bank’s security portfolio consisted of 176 securities, 39 of which were in an unrealized loss position.

At December 31, 2019, the Bank’s security portfolio consisted of 173 securities, 34 of which were in an unrealized loss position.

At March 31, 2020 and December 31, 2019, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At March 31, 2020, with the exception of the $3.2 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. At March 31, 2020 and December 31, 2019, there were gross unrealized losses of $822,000 and $528,000 related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate TRUP at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage Backed Security

The Bank owns one private label mortgage backed security with a total carrying value of $3.2 million at March 31, 2020. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Rollforward of the Allowance for Credit Losses on Debt Securities

The table below presents a rollforward for the three months ended March 31, 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended March 31, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$126	$—	$—	$126
Held-to-Maturity Securities:
Corporate Bonds	—	51	120	—	—	171

Total	$—	$51	$246	$—	$—	$297

The Company recorded Provisions to the ACLS on its AFS and HTM corporate bonds during the three months ended March 31, 2020 based on higher PD and LGD estimates on these bonds resulting from economic concerns from the COVID-19 pandemic.

There were no HTM debt securities on nonaccrual or past due over 89 days as of March 31, 2020. All of the Company’s HTM corporate bonds were rated investment grade as of March 31, 2020.

There were no HTM debt securities considered collateral dependent as of March 31, 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2020	December 31, 2019

Carrying amount	$154,592	$229,700
Fair value	154,501	229,706

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$294	$—	$294
Community Reinvestment Act mutual fund	2,500	13	—	2,513
Total equity securities with readily determinable fair values	$2,500	$307	$—	$2,807

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,500	—	(26)	2,474
Total equity securities with readily determinable fair values	$2,500	$714	$(26)	$3,188

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(420)	$(420)	$—	$252	$252
Community Reinvestment Act mutual fund	—	39	39	—	37	37
Total equity securities with readily determinable fair value	$—	$(381)	$(381)	$—	$289	$289

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Balance, beginning of period	$598	$—
Origination of consumer loans held for sale	47,186	—
Proceeds from the sale of consumer loans held for sale	(45,728)	—
Net gain (loss) recognized on consumer loans held for sale	1,375	—
Balance, end of period	$3,431	$—

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its hospital receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Balance, beginning of period	$11,646	$12,838
Origination of consumer loans held for sale	147,935	146,087
Proceeds from the sale of consumer loans held for sale	(148,454)	(147,466)
Net gain on sale of consumer loans held for sale	962	1,405
Balance, end of period	$12,089	$12,864

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2020	December 31, 2019

Traditional Banking:
Residential real estate:
Owner occupied	$916,526	$949,568
Nonowner occupied	256,492	258,803
Commercial real estate	1,320,790	1,303,000
Construction & land development	163,396	159,702
Commercial & industrial	445,947	477,236
Lease financing receivables	12,676	14,040
Home equity	282,809	293,186
Consumer:
Credit cards	15,608	17,836
Overdrafts	758	1,522
Automobile loans	46,837	52,923
Other consumer	74,965	68,115
Total Traditional Banking	3,536,804	3,595,931
Warehouse lines of credit*	850,454	717,458
Total Core Banking	4,387,258	4,313,389

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	26,242	—
Other TRS loans	373	14,365
Republic Credit Solutions	101,726	105,397
Total Republic Processing Group	128,341	119,762

Total loans**	4,515,599	4,433,151
Allowance for credit losses	(70,431)	(43,351)

Total loans, net	$4,445,168	$4,389,800

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2020	December 31, 2019

Contractually receivable	$4,513,602	$4,432,351
Unearned income	(1,065)	(1,139)
Unamortized premiums	315	366
Unaccreted discounts	(1,072)	(2,534)
Net unamortized deferred origination fees and costs	3,819	4,107
Carrying value of loans	$4,515,599	$4,433,151

Credit Quality Indicators

The Company’s loan segments as of March 31, 2020 remain unchanged from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following tables include loans by segment and risk category. Risk categories, which are based on the Bank’s internal analyses, are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of March 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$23,146	$188,769	$124,184	$98,440	$453,447	$—	$—	$887,986
Special Mention	—	—	48	1,633	10,600	—	—	12,281
Substandard	—	1,411	1,034	637	13,177	—	—	16,259
Doubtful	—	—	—	—	—	—	—	—
Total	$23,146	$190,180	$125,266	$100,710	$477,224	$—	$—	$916,526

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$14,855	$76,380	$55,846	$52,775	$54,902	$—	$—	$254,758
Special Mention	300	—	—	—	160	—	—	460
Substandard	—	539	—	—	735	—	—	1,274
Doubtful	—	—	—	—	—	—	—	—
Total	$15,155	$76,919	$55,846	$52,775	$55,797	$—	$—	$256,492

Commercial real estate:
Risk Rating
Pass or not rated	$50,641	$342,515	$207,300	$226,233	$437,149	$—	$42,451	$1,306,289
Special Mention	—	75	179	—	3,211	—	—	3,465
Substandard	3,139	2,163	—	1,234	4,500	—	—	11,036
Doubtful	—	—	—	—	—	—	—	—
Total	$53,780	$344,753	$207,479	$227,467	$444,860	$—	$42,451	$1,320,790

Construction and land development:
Risk Rating
Pass or not rated	$24,748	$71,146	$37,365	$12,654	$14,951	$—	$—	$160,864
Special Mention	—	2,339	—	—	—	—	—	2,339
Substandard	—	193	—	—	—	—	—	193
Doubtful	—	—	—	—	—	—	—	—
Total	$24,748	$73,678	$37,365	$12,654	$14,951	$—	$—	$163,396

Commercial and industrial:
Risk Rating
Pass or not rated	$44,110	$199,316	$57,324	$56,537	$67,784	$16,792	$—	$441,863
Special Mention	1,378	—	—	—	58	640	—	2,076
Substandard	133	490	185	—	334	866	—	2,008
Doubtful	—	—	—	—	—	—	—	—
Total	$45,621	$199,806	$57,509	$56,537	$68,176	$18,298	$—	$445,947

Lease financing receivables:
Risk Rating
Pass or not rated	$663	$5,196	$2,169	$3,396	$1,252	$—	$—	$12,676
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$663	$5,196	$2,169	$3,396	$1,252	$—	$—	$12,676

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$280,340	$—	$280,340
Special Mention	—	—	—	—	—	128	—	128
Substandard	—	—	—	—	—	2,341	—	2,341
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$282,809	$—	$282,809

Consumer:
Risk Rating
Pass or not rated	$9,803	$51,461	$32,963	$13,685	$13,904	$15,768	$—	$137,584
Special Mention	—	—	—	—	13	—	—	13
Substandard	—	40	62	206	263	—	—	571
Doubtful	—	—	—	—	—	—	—	—
Total	$9,803	$51,501	$33,025	$13,891	$14,180	$15,768	$—	$138,168

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of March 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$850,454	$—	$850,454
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$850,454	$—	$850,454

TRS:
Risk Rating
Pass or not rated	$26,242	$—	$—	$—	$—	$184	$—	$26,426
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	189	—	189
Doubtful	—	—	—	—	—	—	—	—
Total	$26,242	$—	$—	$—	$—	$373	$—	$26,615

RCS:
Risk Rating
Pass or not rated	$3,600	$10,357	$4,137	$1,878	$18,541	$62,607	$—	$101,120
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	606	—	606
Doubtful	—	—	—	—	—	—	—	—
Total	$3,600	$10,357	$4,137	$1,878	$18,541	$63,213	$—	$101,726

Grand Total:
Risk Rating
Pass or not rated	$197,808	$945,140	$521,288	$465,598	$1,061,930	$1,226,145	$42,451	$4,460,360
Special Mention	1,678	2,414	227	1,633	14,042	768	—	20,762
Substandard	3,272	4,836	1,281	2,077	19,009	4,002	—	34,477
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$202,758	$952,390	$522,796	$469,308	$1,094,981	$1,230,915	$42,451	$4,515,599

December 31, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$12,153	$14,441	$—	$140	$1,281	$28,015
Nonowner occupied	—	487	1,285	—	—	—	1,772
Commercial real estate	1,286,623	4,623	11,123	—	631	—	1,303,000
Construction & land development	157,165	2,339	198	—	—	—	159,702
Commercial & industrial	473,094	2,152	1,968	—	22	—	477,236
Lease financing receivables	14,040	—	—	—	—	—	14,040
Home equity	—	—	3,276	—	4	6	3,286
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	247	—	—	—	247
Other consumer	—	—	351	—	—	2	353
Total Traditional Banking	1,930,922	21,754	32,889	—	797	1,289	1,987,651
Warehouse lines of credit	717,458	—	—	—	—	—	717,458
Total Core Banking	2,648,380	21,754	32,889	—	797	1,289	2,705,109

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	53	—	—	—	53
Republic Credit Solutions	—	—	355	—	—	—	355
Total Republic Processing Group	—	—	408	—	—	—	408

Total rated loans	$2,648,380	$21,754	$33,297	$—	$797	$1,289	$2,705,517

*The above table excludes all non-classified residential real estate, home equity and consumer loans.

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended March 31,
	2020						2019
	Beginning	ASC 326		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$4,729	$4,199	$447	$(27)	$39	$9,387	$6,035	$(255)	$(17)	$38	$5,801
Nonowner occupied	1,737	148	278	—	2	2,165	1,662	130	(72)	—	1,720
Commercial real estate	10,486	273	2,151	—	471	13,381	10,030	203	—	2	10,235
Construction & land development	2,152	1,447	937	—	—	4,536	2,555	(112)	—	—	2,443
Commercial & industrial	2,882	(1,318)	974	—	3	2,541	2,873	360	—	2	3,235
Lease financing receivables	147	—	(14)	—	—	133	158	(8)	—	—	150
Home equity	2,721	1,652	842	—	75	5,290	3,477	(157)	(13)	30	3,337
Consumer:
Credit cards	1,020	33	22	(106)	9	978	1,140	65	(150)	24	1,079
Overdrafts	1,169	—	(122)	(344)	55	758	1,102	19	(294)	65	892
Automobile loans	612	(7)	(79)	(8)	28	546	724	38	—	6	768
Other consumer	550	307	(93)	(37)	112	839	591	(94)	(66)	81	512
Total Traditional Banking	28,205	6,734	5,343	(522)	794	40,554	30,347	189	(612)	248	30,172
Warehouse lines of credit	1,794	—	332	—	—	2,126	1,172	225	—	—	1,397
Total Core Banking	29,999	6,734	5,675	(522)	794	42,680	31,519	414	(612)	248	31,569

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	15,228	—	42	15,270	—	13,381	—	—	13,381
Other TRS loans	234	—	(95)	(44)	—	95	107	53	(17)	6	149
Republic Credit Solutions	13,118	—	1,706	(2,709)	271	12,386	13,049	3,383	(3,824)	254	12,862
Total Republic Processing Group	13,352	—	16,839	(2,753)	313	27,751	13,156	16,817	(3,841)	260	26,392

Total	$43,351	$6,734	$22,514	$(3,275)	$1,107	$70,431	$44,675	$17,231	$(4,453)	$508	$57,961

The cumulative loss rate used as the basis for the estimate of ACLL at March 31, 2020 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2019, adjusted for current and forecasted conditions that considered the economic impact of the COVID-19 pandemic. As of March 31, 2020 the Company forecasted for the upcoming year that the U.S. unemployment rate would rise above 8%, and the Company’s loan losses would rise to levels consistent with this rise in U.S. unemployment. Furthermore, it is management’s expectation that the Company’s loss rates will immediately revert back after this one-year forecast to long-term historical averages, which include periods of economic expansion and contraction.

See additional detail regarding the Company’s response to COVID-19 under Footnote 17 “Subsequent Events” of this section of the filing.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	March 31, 2020	December 31, 2019

Loans on nonaccrual status*	$20,358	$23,332
Loans past due 90-days-or-more and still on accrual**	495	157
Total nonperforming loans	20,853	23,489
Other real estate owned	85	113
Total nonperforming assets	$20,938	$23,602

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.46%	0.53%
Nonperforming assets to total loans (including OREO)	0.46	0.53
Nonperforming assets to total assets	0.37	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.46%	0.54%
Nonperforming assets to total loans (including OREO)	0.47	0.54
Nonperforming assets to total assets	0.38	0.43

*Loans on nonaccrual status include collateral-dependent loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Traditional Banking:
Residential real estate:
Owner occupied	$13,120	$12,220	$—	$—
Nonowner occupied	620	623	—	—
Commercial real estate	3,108	6,865	—	—
Construction & land development	—	143	—	—
Commercial & industrial	1,494	1,424	—	—
Lease financing receivables	—	—	—	—
Home equity	1,832	1,865	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	169	179	—	—
Other consumer	15	13	—	—
Total Traditional Banking	20,358	23,332	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,358	23,332	—	—

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	189	53
Republic Credit Solutions	—	—	306	104
Total Republic Processing Group	—	—	495	157

Total	$20,358	$23,332	$495	$157

*  Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended
	As of March 31, 2020			March 31, 2020
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,909	$10,211	$13,120	$191
Nonowner occupied	—	620	620	2
Commercial real estate	900	2,208	3,108	727
Construction & land development	—	—	—	—
Commercial & industrial	109	1,385	1,494	11
Lease financing receivables	—	—	—	—
Home equity	156	1,676	1,832	28
Consumer	138	46	184	3
Total	$4,212	$16,146	$20,358	$962

*  Includes interest income for loans on nonaccrual loans as of the beginning of the period that were paid off during the period.

Nonaccrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance, primarily retail, homogeneous loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. TDRs on nonaccrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,112	$363	$2,207	$3,682	$912,844	$916,526
Nonowner occupied	359	—	539	898	255,594	256,492
Commercial real estate	1,245	—	2,489	3,734	1,317,056	1,320,790
Construction & land development	295	—	—	295	163,101	163,396
Commercial & industrial	159	31	1,050	1,240	444,707	445,947
Lease financing receivables	—	—	—	—	12,676	12,676
Home equity	1,011	43	626	1,680	281,129	282,809
Consumer:
Credit cards	53	44	—	97	15,511	15,608
Overdrafts	168	3	1	172	586	758
Automobile loans	27	—	20	47	46,790	46,837
Other consumer	7	11	—	18	74,947	74,965
Total Traditional Banking	4,436	495	6,932	11,863	3,524,941	3,536,804
Warehouse lines of credit	—	—	—	—	850,454	850,454
Total Core Banking	4,436	495	6,932	11,863	4,375,395	4,387,258

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	23,467	—	—	23,467	2,775	26,242
Other TRS loans	27	19	189	235	138	373
Republic Credit Solutions	5,508	1,248	306	7,062	94,664	101,726
Total Republic Processing Group	29,002	1,267	495	30,764	97,577	128,341

Total	$33,438	$1,762	$7,427	$42,627	$4,472,972	$4,515,599
Delinquency ratio***	0.74%	0.04%	0.16%	0.94%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

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

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2020:

	Secured	Secured
March 31, 2020	by Real	by Personal
(dollars in thousands)	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$16,432	$—
Nonowner occupied	1,434	—
Commercial real estate	10,364	—
Construction & land development	193	—
Commercial & industrial	—	2,928
Lease financing receivables	—	—
Home equity	2,362	—
Consumer	—	559
Total Traditional Banking	$30,785	$3,487

Collateral-dependent loans are generally secured by real estate or personal property.  If there is insufficient collateral value to secure the Company’s recorded investment in these loans, they are charged down to collateral value less estimated selling cost, when selling costs are applicable.  Selling costs range from 10%-13%, with those percentages based on annual studies performed by the Company.

Impaired Loans

Information regarding the Bank’s impaired loans follows:

(in thousands)	December 31, 2019

Loans with no allocated ACLL	$33,061
Loans with allocated ACLL	17,289
Total recorded investment in impaired loans	$50,350

Amount of ACLL allocated	$2,512

The following table presents the balance in the ACLL and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2019:

	Allowance for Credit Losses on Loans				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2019	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$1,207	$3,337	$185	$4,729	$25,384	$922,764	$1,420	$—	$949,568	0.50%
Nonowner occupied	—	1,737	—	1,737	1,448	257,355	—	—	258,803	0.67
Commercial real estate	426	10,054	6	10,486	15,144	1,287,225	631	—	1,303,000	0.80
Construction & land development	—	2,152	—	2,152	198	159,504	—	—	159,702	1.35
Commercial & industrial	22	2,860	—	2,882	1,989	475,225	—	22	477,236	0.60
Lease financing receivables	—	147	—	147	—	14,040	—	—	14,040	1.05
Home equity	174	2,547	—	2,721	3,276	289,900	10	—	293,186	0.93
Consumer:
Credit cards	—	1,020	—	1,020	—	17,836	—	—	17,836	5.72
Overdrafts	—	1,169	—	1,169	—	1,522	—	—	1,522	76.81
Automobile loans	43	569	—	612	247	52,676	—	—	52,923	1.16
Other consumer	333	217	—	550	350	67,762	2	1	68,115	0.81
Total Traditional Banking	2,205	25,809	191	28,205	48,036	3,545,809	2,063	23	3,595,931	0.78
Warehouse lines of credit	—	1,794	—	1,794	—	717,458	—	—	717,458	0.25
Total Core Banking	2,205	27,603	191	29,999	48,036	4,263,267	2,063	23	4,313,389	0.70

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	234	—	234	—	14,365	—	—	14,365	1.63
Republic Credit Solutions	116	13,002	—	13,118	251	105,146	—	—	105,397	12.45
Total Republic Processing Group	116	13,236	—	13,352	251	119,511	—	—	119,762	11.15
Total	$2,321	$40,839	$191	$43,351	$48,287	$4,382,778	$2,063	$23	$4,433,151	0.98%

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019 and for the three months ended March 31, 2019. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended
	December 31, 2019			March 31, 2019
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	ACLL	Investment	Recognized	Recognized

Impaired loans with no allocated ACLL:
Residential real estate:
Owner occupied	$14,768	$13,893	$—	$10,660	$49	$—
Nonowner occupied	1,515	1,448	—	2,076	20	—
Commercial real estate	15,028	12,547	—	3,980	24	—
Construction & land development	198	198	—	—	—	—
Commercial & industrial	3,308	1,792	—	618	—	—
Lease financing receivables	—	—	—	—	—	—
Home equity	3,107	3,023	—	1,080	5	—
Consumer	206	160	—	30	—	—
Impaired loans with allocated ACLL:
Residential real estate:
Owner occupied	12,954	12,911	1,392	16,298	146	—
Nonowner occupied	—	—	—	28	—	—
Commercial real estate	3,228	3,228	432	4,358	—	—
Construction & land development	—	—	—	64	49	—
Commercial & industrial	197	197	22	444	—	—
Lease financing receivables	—	—	—	—	8	—
Home equity	263	263	174	540	2	—
Consumer	701	690	492	544	5	—
Total impaired loans	$55,473	$50,350	$2,512	$40,720	$308	$—

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

The majority of the Bank’s commercial-related and construction TDRs involve a restructuring of financing terms, such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the debt. The substantial majority of the Bank’s residential real estate TDR concessions involve reducing the client’s loan payment through a rate reduction for a set period based on the borrower’s ability to service the modified loan payment. Retail loans may also be classified as TDRs due to legal modifications, such as bankruptcies.

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2020 and December 31, 2019,  $6 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	57	$4,581	132	$13,761	189	$18,342
Commercial real estate	1	45	8	6,558	9	6,603
Construction & land development	—	—	1	53	1	53
Commercial & industrial	4	1,199	3	907	7	2,106
Consumer	1	10	2,116	622	2,117	632
Total troubled debt restructurings	63	$5,835	2,260	$21,901	2,323	$27,736

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	53	$4,402	141	$15,368	194	$19,770
Commercial real estate	4	4,040	9	4,885	13	8,925
Construction & land development	—	—	1	54	1	54
Commercial & industrial	4	1,424	3	22	7	1,446
Consumer	—	—	1,613	586	1,613	586
Total troubled debt restructurings	61	$9,866	1,767	$20,915	1,828	$30,781

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2020 and December 31, 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$883	—	$—	1	$883
Rate reduction	113	12,615	5	300	118	12,915
Principal deferral	8	846	1	163	9	1,009
Legal modification	54	3,052	7	483	61	3,535
Total residential TDRs	176	17,396	13	946	189	18,342

Commercial related and construction/land development loans:
Interest only payments	3	1,547	—	—	3	1,547
Rate reduction	3	1,153	1	45	4	1,198
Principal deferral	7	5,053	1	100	8	5,153
Legal modification	—	—	2	864	2	864
Total commercial TDRs	13	7,753	4	1,009	17	8,762

Consumer loans:
Principal deferral	2,115	614	—	—	2,115	614
Legal modification	2	18	—	—	2	18
Total consumer TDRs	2,117	632	—	—	2,117	632

Total troubled debt restructurings	2,306	$25,781	17	$1,955	2,323	$27,736

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$904	—	$—	1	$904
Rate reduction	118	13,847	5	352	123	14,199
Principal deferral	8	845	2	179	10	1,024
Legal modification	54	3,200	6	443	60	3,643
Total residential TDRs	181	18,796	13	974	194	19,770

Commercial related and construction/land development loans:
Interest only payments	3	1,568	—	—	3	1,568
Rate reduction	3	1,207	1	45	4	1,252
Principal deferral	11	5,981	1	597	12	6,578
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	17	8,756	4	1,669	21	10,425

Consumer loans:
Principal deferral	1,612	577	—	—	1,612	577
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,613	586	—	—	1,613	586

Total troubled debt restructurings	1,811	$28,138	17	$2,643	1,828	$30,781

As of March 31, 2020 and December 31, 2019,  93% and 91% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $2 million and $2 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of March 31, 2020 and December 31, 2019. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at March 31, 2020 or December 31, 2019.

A summary of the categories of TDR loan modifications by respective performance as of March 31, 2020 and 2019 that were modified during the three months ended March 31, 2020 and 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	4	$128	—	$—	4	$128
Total residential TDRs	4	128	—	—	4	128

Commercial related and construction/land development loans:
Principal deferral	1	24	—	—	1	24
Total commercial TDRs	1	24	—	—	1	24

Consumer loans:
Principal deferral	2,111	310	—	—	2,111	310
Total consumer TDRs	2,111	310	—	—	2,111	310

Total troubled debt restructurings	2,116	$462	—	$—	2,116	$462

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$33	1	$11	2	$44
Legal modification	6	159	2	83	8	242
Total residential TDRs	7	192	3	94	10	286
Commercial related and construction/land development loans:
Principal deferral	2	48	—	—	2	48
Total commercial TDRs	2	48	—	—	2	48

Consumer loans:
Legal modification	—	—	1	18	1	18
Total consumer TDRs	—	—	1	18	1	18

Total troubled debt restructurings	9	$240	4	$112	13	$352

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of March 31, 2020 and 2019,  100% and 68% of the Bank’s TDRs that occurred during the first quarter of 2020 and 2019 were performing according to their modified terms. The Bank provided approximately $93,000 and $52,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first quarter of 2020 and 2019.

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2020 and 2019.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of March 31, 2020 and 2019 and for which there was a payment default during the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020		2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$111	1	$47
Home equity	1	13	2	47
Consumer	1	10	1	18

Total	4	$134	4	$112

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2020	December 31, 2019

Residential real estate	$85	$113

Total other real estate owned	$85	$113

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction:

(in thousands)	March 31, 2020	December 31, 2019

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$2,425	$2,201

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2020 and 2019.  The Company based its estimated credit loss expense for EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th.

Information regarding EAs follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019

Easy Advances originated	$387,762	$388,970
Net charge to the credit loss expense for Easy Advances	15,228	13,381
Credit loss expense to total Easy Advances originated	3.93%	3.44%
Easy Advances net (recoveries) charge-offs	$(42)	$—
Easy Advances net (recoveries) charge-offs to total Easy Advances originated	(0.01)%	—%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2020	December 31, 2019

Core Bank:
Demand	$959,911	$922,972
Money market accounts	697,828	793,950
Savings	183,445	175,588
Individual retirement accounts (1)	51,639	51,548
Time deposits, $250 and over (1)	112,003	104,412
Other certificates of deposit (1)	261,386	248,161
Reciprocal money market and time deposits (1)	255,256	189,774
Brokered deposits (1)	180,245	200,072
Total Core Bank interest-bearing deposits	2,701,713	2,686,477
Total Core Bank noninterest-bearing deposits	1,042,311	981,164
Total Core Bank deposits	3,744,024	3,667,641

Republic Processing Group:
Money market accounts	68,853	66,152
Total RPG interest-bearing deposits	68,853	66,152

Brokered prepaid card deposits	42,962	9,128
Other noninterest-bearing deposits	215,618	43,087
Total RPG noninterest-bearing deposits	258,580	52,215
Total RPG deposits	327,433	118,367

Total deposits	$4,071,457	$3,786,008

(1)	Includes time deposits.

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

At March 31, 2020 and December 31, 2019, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2020	December 31, 2019

Outstanding balance at end of period	$126,080	$167,617
Weighted average interest rate at end of period	0.04%	0.32%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$12,543	$70,015
Mortgage backed securities - residential	113,339	134,265
Collateralized mortgage obligations	20,495	17,030
Total securities pledged	$146,377	$221,310

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019

Average outstanding balance during the period	$208,969	$231,602
Average interest rate during the period	0.23%	0.73%
Maximum outstanding at any month end during the period	$143,801	$219,700

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

At March 31, 2020, the Company was under 49 separate and distinct operating lease contracts to lease the land and/or buildings for 38 of its offices, with 15 such operating leases contracted with a related party of the Company.  As of March 31, 2020, payments on 25 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

Prior to the release of these financial statements, the Company had not executed an operating lease that had not commenced.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Operating lease expense:
Related Party:
Variable lease expense	$1,182	$1,158
Fixed lease expense	10	23
Third Party:
Variable lease expense	180	224
Fixed lease expense	368	361
Short-term lease expense	13	15
Total operating lease expense	$1,753	$1,781

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,838	$1,803
Short-term lease payments not included in the measurement of lease liabilities	13	15

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Weighted average remaining term in years	7.91	8.02
Weighted average discount rate	3.44%	3.46%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of March 31, 2020:

Year (in thousands)	Related Party	Third Party	Total

2020	$3,445	$1,893	$5,338
2021	4,194	2,360	6,554
2022	3,332	1,955	5,287
2023	3,332	1,435	4,767
2024	3,205	1,008	4,213
Thereafter	12,718	1,905	14,623
Total undiscounted cash flows	$30,226	$10,556	$40,782
Discount applied to cash flows	(4,324)	(921)	(5,245)
Total discounted cash flows reported as operating lease liabilities	$25,902	$9,635	$35,537

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	March 31, 2020	December 31, 2019

Overnight advances	$125,000	$200,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	437,500	540,000
Total FHLB advances	$572,500	$750,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.  FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2020 and December 31, 2019, Republic had available borrowing capacity of $409 million and $259 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of March 31, 2020 and December 31, 2019.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2020 (Overnight)	$125,000	0.14%
2020 (Term)	377,500	0.60
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
2024	—	—
Thereafter	—	—
Total	$572,500	0.69%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019

Average outstanding balance during the period	$45,165	$214,167
Average interest rate during the period	1.56%	2.48%
Maximum outstanding at any month end during the period	$250,000	$320,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2020	December 31, 2019

First lien, single family residential real estate	$1,073,076	$1,099,941
Home equity lines of credit	266,663	274,990

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2020	December 31, 2019

Unused warehouse lines of credit	$318,546	$436,541
Unused home equity lines of credit	361,425	363,195
Unused loan commitments - other	772,367	757,657
Standby letters of credit	10,804	11,252
FHLB letter of credit	2,485	2,485
Total commitments	$1,465,627	$1,571,130

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

The following table presents a rollforward of the ACLC for the three months ended March 31, 2020:

	ACLC Rollforward
	Three Months Ended March 31, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$—	$55	$—	$—	$—	$55
Unused home equity lines of credit	—	89	23	—	—	112
Unused loan commitments - other	—	312	79	—	—	391

Total	$—	$456	$102	$—	$—	$558

The Company increased its ACLC during the three months ended March 31, 2020 based on higher loss expectations on expected usage of unused commitments. Current and forecasted economic concerns driven by the COVID-19 pandemic drove the Company’s higher loss expectations.

See additional detail regarding the Company’s response to COVID-19 under Footnote 17  “Subsequent Events” of this section of the filing.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at March 31, 2020. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

Equity securities with readily determinable fair value: Quoted market prices in an active market are available for the Bank’s Community Reinvestment Act mutual fund investment and fall within Level 1 of the fair value hierarchy.

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

Consumer loans held for investment, at fair value: The Bank held an immaterial amount of consumer loans at fair value through a consumer loan program the Company is currently unwinding. The fair value of these loans was based on the discounted cash flows of the underlying loans, Level 3 inputs. Further disclosure of these loans is omitted due to materiality.

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

Collateral-dependent loans: Collateral-dependent loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals or BPOs. These appraisals or BPOs may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the process by the independent experts to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of March 31, 2020 is presented net of any applicable ACL.

	Fair Value Measurements at
	March 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$169,292	$—	$169,292
Private label mortgage backed security	—	—	3,249	3,249
Mortgage backed securities - residential	—	297,722	—	297,722
Collateralized mortgage obligations	—	59,881	—	59,881
Corporate bonds	—	9,615	—	9,615
Trust preferred security	—	—	4,100	4,100
Total available-for-sale debt securities	$—	$536,510	$7,349	$543,859

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$294	$—	$294
Community Reinvestment Act mutual fund	2,513	—	—	2,513
Total equity securities with readily determinable fair value	$2,513	$294	$—	$2,807

Mortgage loans held for sale	$—	$39,384	$—	$39,384
Consumer loans held for sale	—	—	3,431	3,431
Consumer loans held for investment	—	—	827	827
Rate lock loan commitments	—	4,568	—	4,568
Interest rate swap agreements	—	14,013	—	14,013

Financial liabilities:
Mandatory forward contracts	$—	$2,826	$—	$2,826
Interest rate swap agreements	—	14,249	—	14,249

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$134,640	$—	$134,640
Private label mortgage backed security	—	—	3,495	3,495
Mortgage backed securities - residential	—	255,847	—	255,847
Collateralized mortgage obligations	—	63,371	—	63,371
Corporate bonds	—	10,002	—	10,002
Trust preferred security	—	—	4,000	4,000
Total available-for-sale debt securities	$—	$463,860	$7,495	$471,355

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,474	—	—	2,474
Total equity securities with readily determinable fair value	$2,474	$714	$—	$3,188

Mortgage loans held for sale	$—	$19,224	$—	$19,224
Consumer loans held for sale		—	598	598
Consumer loans held for investment	—	—	998	998
Rate lock loan commitments	—	789	—	789
Interest rate swap agreements	—	5,062	—	5,062

Financial liabilities:
Mandatory forward contracts	$—	$131	$—	$131
Interest rate swap agreements	—	5,166	—	5,166

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2020 and 2019.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Balance, beginning of period	$3,495	$3,712
Total gains or losses included in earnings:
Net change in unrealized gain	1	(33)
Recovery of actual losses previously recorded	—	37
Principal paydowns	(247)	(57)
Balance, end of period	$3,249	$3,659

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
March 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,249	Discounted cash flow	(1) Constant prepayment rate	2.7% - 5.0%

			(2) Probability of default	1.8% - 6.0%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,495	Discounted cash flow	(1) Constant prepayment rate	2.3% - 5.0%

			(2) Probability of default	1.8% - 6.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Balance, beginning of period	$4,000	$4,075
Total gains or losses included in earnings:
Discount accretion	11	10
Net change in unrealized gain	89	15
Balance, end of period	$4,100	$4,100

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2020 and December 31, 2019.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2020	December 31, 2019

Aggregate fair value	$39,384	$19,224
Contractual balance	38,208	18,690
Unrealized gain	1,176	534

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31,  2020 and 2019 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Interest income	$214	$102
Change in fair value	642	(82)
Total included in earnings	$856	$20

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2020 and December 31, 2019.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,431	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$598	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	March 31, 2020	December 31, 2019

Aggregate fair value	$3,431	$598
Contractual balance	3,454	593
Unrealized (loss) gain	23	5

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Interest income	$1,476	$—
Change in fair value	18	—
Total included in earnings	$1,494	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,794	$3,794
Commercial real estate	—	—	2,602	2,602
Commercial & industrial	—	—	1,336	1,336
Home equity	—	—	331	331
Total collateral-dependent loans*	$—	$—	$8,063	$8,063

Mortgage servicing rights	$—	$328	$—	$328

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,598	$3,598
Nonowner occupied	—	—	14	14
Commercial real estate	—	—	3,276	3,276
Commercial & industrial	—	—	1,562	1,562
Home equity	—	—	470	470
Total impaired loans*	$—	$—	$8,920	$8,920

*The difference between the carrying value and the fair value of collateral-dependent/impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,794	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 50% (16%)

Collateral-dependent loans - commercial real estate	$2,602	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 44% (2%)

Collateral-dependent loans - commercial & industrial	$1,336	Sales comparison approach	Adjustments determined for differences between comparable sales	14% - 50% (43%)

Collateral-dependent loans - home equity	$331	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,598	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (12%)

Impaired loans - residential real estate nonowner occupied	$14	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Impaired loans - commercial real estate	$3,276	Sales comparison approach	Adjustments determined for differences between comparable sales	1% - 10% (4%)

Impaired loans - commercial & industrial	$1,562	Income approach	Adjustments for differences between net operating income expectations	3% - 50% (37%)

Impaired loans - home equity	$470	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

Collateral Dependent/Impaired Loans

Collateral-dependent impaired loans are generally measured for loss using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals or BPOs on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as-necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the valuation amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal or BPO is not available at the time of a loan’s loss review, the Bank may apply a discount to the existing value of an old valuation to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The impairment review generally results in a partial charge-off of the loan if fair value less selling costs are below the loan’s carrying value. Collateral-dependent loans are valued within Level 3 of the fair value hierarchy.

Collateral-dependent/impaired loans are as follows:

(in thousands)	March 31, 2020	December 31, 2019

Carrying amount of loans measured at fair value	$6,870	$7,729
Estimated selling costs considered in carrying amount	1,195	1,193
Valuation allowance	(2)	(2)
Total fair value	$8,063	$8,920

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Credit loss expense on collateral-dependent, impaired loans	$16	$14

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		March 31, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$316,263	$316,263	$—	$—	$316,263
Available-for-sale debt securities	543,859	—	536,510	7,349	543,859
Held-to-maturity debt securities	61,664	—	59,725	—	59,725
Equity securities with readily determinable fair values	2,807	2,513	294	—	2,807
Mortgage loans held for sale, at fair value	39,384	—	39,384	—	39,384
Consumer loans held for sale, at fair value	3,431	—	—	3,431	3,431
Consumer loans held for sale, at the lower of cost or fair value	12,089	—	—	12,089	12,089
Loans, net	4,445,168	—	—	4,425,308	4,425,308
Federal Home Loan Bank stock	38,900	—	—	—	NA
Accrued interest receivable	12,037	—	12,037	—	12,037
Rate lock loan commitments	4,568	—	4,568	—	4,568
Interest rate swap agreements	14,013	—	14,013	—	14,013

Liabilities:
Noninterest-bearing deposits	$1,300,891	—	$1,300,891	—	$1,300,891
Transaction deposits	2,033,829	—	2,033,829	—	2,033,829
Time deposits	736,737	—	748,977	—	748,977
Securities sold under agreements to repurchase and other short-term borrowings	126,080	—	126,080	—	126,080
Federal Home Loan Bank advances	572,500	—	575,135	—	575,135
Subordinated note	41,240	—	34,571	—	34,571
Accrued interest payable	3,437	—	3,437	—	3,437
Mandatory forward contracts	2,826	—	2,826	—	2,826
Interest rate swap agreements	14,249	—	14,249	—	14,249

		Fair Value Measurements at
		December 31, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$385,303	$385,303	$—	$—	$385,303
Available-for-sale debt securities	471,355	—	463,860	7,495	471,355
Held-to-maturity debt securities	62,531	—	63,156	—	63,156
Equity securities with readily determinable fair values	3,188	2,474	714	—	3,188
Mortgage loans held for sale, at fair value	19,224	—	19,224	—	19,224
Consumer loans held for sale, at fair value	598	—	—	598	598
Consumer loans held for sale, at the lower of cost or fair value	11,646	—	—	11,646	11,646
Loans, net	4,389,800	—	—	4,381,396	4,381,396
Federal Home Loan Bank stock	30,831	—	—	—	NA
Accrued interest receivable	12,937	—	12,937	—	12,937
Rate lock loan commitments	789	—	789	—	789
Interest rate swap agreements	5,062	—	5,062	—	5,062

Liabilities:
Noninterest-bearing deposits	$1,033,379	—	$1,033,379	—	$1,033,379
Transaction deposits	2,018,687	—	2,018,687	—	2,018,687
Time deposits	733,942	—	737,733	—	737,733
Securities sold under agreements to repurchase and other short-term borrowings	167,617	—	167,617	—	167,617
Federal Home Loan Bank advances	750,000	—	749,667	—	749,667
Subordinated note	41,240	—	32,587	—	32,587
Accrued interest payable	2,802	—	2,802	—	2,802
Mandatory forward contracts	131	—	131	—	131
Interest rate swap agreements	5,166	—	5,166	—	5,166

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Balance, beginning of period	$19,224	$8,971
Origination of mortgage loans held for sale	125,273	40,714
Proceeds from the sale of mortgage loans held for sale	(109,918)	(39,632)
Net gain on sale of mortgage loans held for sale	4,805	1,260
Balance, end of period	$39,384	$11,313

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Net gain realized on sale of mortgage loans held for sale	$3,078	$875
Net change in fair value recognized on loans held for sale	642	(82)
Net change in fair value recognized on rate lock loan commitments	3,779	487
Net change in fair value recognized on forward contracts	(2,694)	(20)
Net gain recognized	4,805	1,260

Loan servicing income	675	601
Amortization of mortgage servicing rights	(585)	(322)
Change in mortgage servicing rights valuation allowance	(100)	—
Net servicing income recognized	(10)	279
Total Mortgage Banking income	$4,795	$1,539

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Balance, beginning of period	$5,888	$4,919
Additions	791	338
Amortized to expense	(585)	(322)
Change in valuation allowance	(100)	—
Balance, end of period	$5,994	$4,935

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Beginning valuation allowance	$—	$—
Charge (credit) during the period	100	—
Ending valuation allowance	$100	$—

Other information relating to mortgage servicing rights follows:

(in thousands)	March 31, 2020	December 31, 2019

Fair value of mortgage servicing rights portfolio	$6,724	$9,068
Monthly weighted average prepayment rate of unpaid principal balance*	292%	202%
Discount rate	10.00%	10.00%
Weighted average foreclosure rate	0.12%	0.14%
Weighted average life in years	4.29	5.76

*Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2020		December 31, 2019
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$38,208	$39,384	$18,690	$19,224

Included in other assets:
Rate lock loan commitments	$141,916	$4,568	$32,776	$789

Included in other liabilities:
Mandatory forward contracts	$149,480	$2,826	$44,919	$131

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

The following table reflects information about swaps designated as cash flow hedges:

					March 31, 2020		December 31, 2019
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(112)	$(84)	$(46)	$(34)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(124)	(93)	(58)	(43)
Total	$20,000				$(236)	$(177)	$(104)	$(77)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Interest rate swap on money market deposits	$12	$(8)
Interest rate swap on FHLB advance	17	(11)
Total interest (benefit) expense on swap transactions	$29	$(19)

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Gains (losses) recognized in OCI on derivative (effective portion)	$(161)	$(69)

Gains (losses) reclassified from OCI on derivative (effective portion)	(29)	19

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

The estimated net amount of the existing losses reported in AOCI at March 31, 2020 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2020		December 31, 2019
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$142,846	$14,013	$95,411	$5,062
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	—	—	6,640	(55)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$142,846	$14,013	$102,051	$5,007

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	142,846	(14,013)	102,051	(5,007)
Total		$285,692	$—	$204,102	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $14.5 million and $7.5 million at March 31, 2020 and December 31, 2019.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019

Net income	$26,697	$29,516
Dividends declared on Common Stock:
Class A Shares	(5,358)	(4,933)
Class B Shares	(572)	(531)
Undistributed net income for basic earnings per share	20,767	24,052
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(17)	(35)
Undistributed net income for diluted earnings per share	$20,750	$24,017

Weighted average shares outstanding:
Class A Shares	18,831	18,761
Class B Shares	2,204	2,212
Effect of dilutive securities on Class A Shares outstanding	59	133
Weighted average shares outstanding including dilutive securities	21,094	21,106

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.29	$0.26
Undistributed earnings per share*	1.00	1.16
Total basic earnings per share - Class A Common Stock	$1.29	$1.42

Class B Common Stock:
Per share dividends distributed	$0.26	$0.24
Undistributed earnings per share*	0.91	1.05
Total basic earnings per share - Class B Common Stock	$1.17	$1.29

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.29	$0.26
Undistributed earnings per share*	0.99	1.15
Total diluted earnings per share - Class A Common Stock	$1.28	$1.41

Class B Common Stock:
Per share dividends distributed	$0.26	$0.24
Undistributed earnings per share*	0.90	1.04
Total diluted earnings per share - Class B Common Stock	$1.16	$1.28

*To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2020	2019

Antidilutive stock options	175,000	163,000
Average antidilutive stock options	159,000	162,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Available-for-Sale Debt Securities:
Change in unrealized gain on AFS debt securities	$7,777	$3,659
Change in unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	1	(33)
Net unrealized (losses) gains	7,778	3,626
Tax effect	(1,945)	(762)
Net of tax	5,833	2,864

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(161)	(69)
Reclassification amount for net derivative losses realized in income	29	(19)
Net unrealized gains	(132)	(88)
Tax effect	32	18
Net of tax	(100)	(70)

Total other comprehensive (loss) income components, net of tax	$5,733	$2,794

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended
	in the Consolidated	March 31,
(in thousands)	Statements of Income	2020	2019

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	$(12)	$8
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	(17)	11
Total derivative gains (losses) on cash flow hedges	Total interest benefit (expense)	(29)	19
Tax effect	Income tax (benefit) expense	7	(4)
Net of tax	Net income	$(22)	$15

The following is a summary of the AOCI balances, net of tax:

		2020
(in thousands)	December 31, 2019	Change	March 31, 2020

Unrealized gain on AFS debt securities	$2,211	$5,832	$8,043
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	964	1	965
Unrealized loss on cash flow hedges	(77)	(100)	(177)
Total unrealized gain	$3,098	$5,733	$8,831

		2019
(in thousands)	December 31, 2018	Change	March 31, 2019

Unrealized loss on AFS debt securities	$(2,165)	$2,891	$726
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(27)	1,051
Unrealized gain (loss) on cash flow hedges	90	(70)	20
Total unrealized gain (loss)	$(997)	$2,794	$1,797

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment:

	Three Months Ended March 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$40,620	$4,307	$214	$45,141	$20,525	$7,072	$27,597	$72,738

Noninterest income:
Service charges on deposit accounts	3,138	11	—	3,149	(13)	—	(13)	3,136
Net refund transfer fees	—	—	—	—	15,823	—	15,823	15,823
Mortgage banking income(1)	—	—	4,795	4,795	—	—	—	4,795
Interchange fee income	2,493	—	—	2,493	59	—	59	2,552
Program fees(1)	—	—	—	—	312	2,312	2,624	2,624
Increase in cash surrender value of BOLI(1)	389	—	—	389	—	—	—	389
Net gains (losses) on OREO	3	—	—	3	—	—	—	3
Other	1,212	—	24	1,236	11	—	11	1,247
Total noninterest income	7,235	11	4,819	12,065	16,192	2,312	18,504	30,569

Total net revenue	$47,855	$4,318	$5,033	$57,206	$36,717	$9,384	$46,101	$103,307

Net-revenue concentration(2)	46%	4%	5%	55%	36%	9%	45%	100%

	Three Months Ended March 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$41,347	$2,895	$102	$44,344	$20,438	$7,517	$27,955	$72,299

Noninterest income:
Service charges on deposit accounts	3,293	10	—	3,303	—	—	—	3,303
Net refund transfer fees	—	—	—	—	17,100	—	17,100	17,100
Mortgage banking income(1)	—	—	1,539	1,539	—	—	—	1,539
Interchange fee income	2,626	—	—	2,626	131	—	131	2,757
Program fees(1)	—	—	—	—	146	928	1,074	1,074
Increase in cash surrender value of BOLI(1)	382	—	—	382	—	—	—	382
Net gains (losses) on OREO	130	—	—	130	—	—	—	130
Other	465	—	40	505	—	627	627	1,132
Total noninterest income	6,896	10	1,579	8,485	17,377	1,555	18,932	27,417

Total net revenue	$48,243	$2,905	$1,681	$52,829	$37,815	$9,072	$46,887	$99,716

Net-revenue concentration(2)	48%	3%	2%	53%	38%	9%	47%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – An RT is a fee-based product offered by the Bank through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer.  RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer.  RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check printed at a tax office, direct deposited to the taxpayer’s personal bank account, loaded to a Prepaid Card or Walmart Direct2Cash®.

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

As of March 31, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

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

Unsecured, consumer loans.

The accounting policies used for Republic’s reportable segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2019 Annual Report on Form 10-K. The Company did update its accounting policies during the first quarter of 2020 upon adoption of the CECL standard. Republic evaluates segment performance using operating income. The Company allocates goodwill to the Traditional Banking segment. Republic generally allocates income taxes based on income before income tax expense unless reasonable and specific segment allocations can be made. The Company makes transactions among reportable segments at carrying value.

Segment information follows:

	Three Months Ended March 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$40,620	$4,307	$214	$45,141	$20,525	$7,072	$27,597	$72,738

Credit loss expense	5,589	332	—	5,921	15,133	1,706	16,839	22,760

Net refund transfer fees	—	—	—	—	15,823	—	15,823	15,823
Mortgage banking income	—	—	4,795	4,795	—	—	—	4,795
Program fees	—	—	—	—	312	2,312	2,624	2,624
Net gain on branch divestiture	—	—	—	—	—	—	—	—
Other noninterest income	7,235	11	24	7,270	57	—	57	7,327
Total noninterest income	7,235	11	4,819	12,065	16,192	2,312	18,504	30,569

Total noninterest expense	36,647	803	1,996	39,446	6,629	894	7,523	46,969

Income before income tax expense	5,619	3,183	3,037	11,839	14,955	6,784	21,739	33,578
Income tax expense	460	716	638	1,814	3,497	1,570	5,067	6,881
Net income	$5,159	$2,467	$2,399	$10,025	$11,458	$5,214	$16,672	$26,697

Period-end assets	$4,471,235	$851,405	$53,298	$5,375,938	$240,898	$105,197	$346,095	$5,722,033

Net interest margin	3.80%	2.68%	NM	3.65%	NM	NM	NM	5.57%

Net-revenue concentration*	46%	4%	5%	55%	36%	9%	45%	100%

	Three Months Ended March 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$41,347	$2,895	$102	$44,344	$20,438	$7,517	$27,955	$72,299

Credit loss expense	189	225	—	414	13,434	3,383	16,817	17,231

Net refund transfer fees	—	—	—	—	17,100	—	17,100	17,100
Mortgage banking income	—	—	1,539	1,539	—	—	—	1,539
Program fees	—	—	—	—	146	928	1,074	1,074
Other noninterest income	6,896	10	40	6,946	131	627	758	7,704
Total noninterest income	6,896	10	1,579	8,485	17,377	1,555	18,932	27,417

Total noninterest expense	35,550	758	1,320	37,628	7,114	767	7,881	45,509

Income before income tax expense	12,504	1,922	361	14,787	17,267	4,922	22,189	36,976
Income tax expense	1,765	433	76	2,274	4,030	1,156	5,186	7,460
Net income	$10,739	$1,489	$285	$12,513	$13,237	$3,766	$17,003	$29,516

Period-end assets	$4,471,419	$559,545	$17,087	$5,048,051	$224,485	$93,232	$317,717	$5,365,768

Net interest margin	3.84%	2.84%	NM	3.76%	NM	NM	NM	5.66%

Net-revenue concentration*	48%	3%	2%	53%	38%	9%	47%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

17. SUBSEQUENT EVENTS

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020.  During March 2020, to slow the spread of COVID-19, jurisdictions within the U.S. began to impose increasingly tighter economic and social restrictions on the population in general and non-essential businesses in particular. These restrictions effectively suspended or curtailed economic activity for many industries across the U.S., with industries in the Company’s market footprint impacted.

The potential financial impact of the COVID-19 pandemic is unknown at this time; however, this pandemic and the public’s response to it could cause the Company to experience a material adverse impact on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, MSRs, deferred tax assets, or counter-party risk derivatives.

On March 27, 2020, the U.S. Congress passed the CARES Act, which provided several forms of economic relief designed to defray the impact of COVID-19.  In April 2020, through its own independent relief efforts and CARES Act provisions, the Company began deferring and forbearing on loan principal and/or interest payments for many of its loan clients.  The deferral and forbearance periods were generally three months.  Loans deferred or in forbearance as a result of the pandemic are generally not considered TDRs by the Company if, prior to the pandemic, the borrower was performing in accordance with loan terms. The following table illustrates the loans for which COVID-19 related deferral and forbearance agreements were executed subsequent to March 31, 2020 and through April 30, 2020.

	Loans Deferred		Loans in Forbearance
April 30, 2020 (dollars in thousands)	# of Loans (1)	Balance(1)	# of Loans (1)	Balance(1)

Traditional Banking:
Residential real estate:
Owner occupied	166	$33,756	22	$6,611
Nonowner occupied	191	43,422	—	—
Commercial real estate	468	373,235	—	—
Construction & land development	15	9,660	—	—
Commercial & industrial	310	98,373	—	—
Lease financing receivables	5	159	—	—
Home equity	73	11,316	1	44
Consumer:
Credit cards(2)	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	49	923	—	—
Other consumer	14	2,981	—	—
Total Traditional Banking	1,291	573,825	23	6,655
Warehouse lines of credit	—	—	—	—
Total Core Banking	1,291	573,825	23	6,655

Republic Processing Group:
Tax Refund Solutions:	—	—	—	—
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	—	—
Total Republic Processing Group	—	—	—	—

Total loans	1,291	$573,825	23	$6,655

(1)	– Reflects loans modified and recorded on the Bank’s core loan systems. Excludes loans in process of modification.
(2)	– The Bank offered skip-a-pay options to its credit card clients during April 2020.

In addition to the on-balance sheet portfolio identified in the table above, the Bank serviced for others $11 million in loans at April 30, 2020 whose borrowers entered into COVID-19 related forbearance agreements subsequent to March 31, 2020. The Bank is required to forward up to four months of contractual payments to its investors for serviced loans even if the underlying borrower has not made these payments to the Bank.

The CARES Act provided for the SBA PPP. The PPP allows the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the pandemic. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. The following table presents the number and amount of SBA PPP loans recorded on the Bank’s core loan applications subsequent to March 31, 2020 and as of April 30, 2020. Loans in process of origination are excluded from the table below.

	Number of	Recorded
April 30, 2020 (dollars in thousands)	PPP Loans	Investment

Traditional Banking:
Commercial & industrial	2,256	$435,699

To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks.  The FRB charges the banks a rate of 0.35% for the amounts borrowed through the PPPLF.  As of April 30, 2020, the Bank had borrowed $175 million from the FRB under its PPPLF.

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank as well, as a group of third-party insurance captives for which insurance may not be available or economically feasible.

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

Broadly speaking, forward-looking statements include:

•	the potential impact of the COVID-19 pandemic on Company operations;
•	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure, or other financial items;
•	descriptions of plans or objectives for future operations, products, or services;
•	forecasts of future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

•	the impact of the COVID-19 pandemic on Company operations;
•	natural disasters impacting Company operations;
•	changes in political and economic conditions;
•	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
•	long-term and short-term interest rate fluctuations as well as the overall steepness of the U.S. Treasury yield curve;
•	competitive product and pricing pressures in each of the Company’s five reportable segments;
•	equity and fixed income market fluctuations;
•	client bankruptcies and loan defaults;
•	inflation;
•	recession;
•	future acquisitions;
•	integrations of acquired businesses;

•	changes in technology;
•	changes in applicable laws and regulations or the interpretation and enforcement thereof;
•	changes in fiscal, monetary, regulatory and tax policies;
•	changes in accounting standards;
•	monetary fluctuations;
•	changes to the Company’s overall internal control environment;
•	success in gaining regulatory approvals when required;
•	the Company’s ability to qualify for future R&D federal tax credits;
•	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
•

other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II Item 1A “Risk Factors” of the current filing.

Recently Adopted Accounting Standards

For disclosure regarding the impact to the Company’s financial statements of recently adopted ASUs, see Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

BUSINESS SEGMENT COMPOSITION

As of March 31, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2020, Republic had 42 full-service banking centers and two LPOs with locations as follows:

•Kentucky — 28

•Metropolitan Louisville — 18

•Central Kentucky — 7

•Georgetown — 1

•Lexington — 5

•Shelbyville — 1

•Northern Kentucky — 3

•Covington — 1

•Crestview Hills — 1

•Florence — 1

•Southern Indiana — 3

•Floyds Knobs — 1

•Jeffersonville — 1

•New Albany — 1

•Metropolitan Tampa, Florida — 8*

•Metropolitan Cincinnati, Ohio — 2

•Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

As of March 31, 2020 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its Consumer Direct channel, the Bank originates single family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner occupied property.

Consumer Direct Lending — Through its Consumer Direct channel, formerly named its Internet Lending channel, the Bank accepts online loan applications for its RB&T branded products through its website at www.republicbank.com. Historically, the majority of loans originated through its Consumer Direct channel have been within the Bank’s traditional markets of Kentucky, Florida,  Indiana, and Tennessee. Other states where loans are marketed include Alabama, Arizona, California, Colorado, Georgia, Illinois, Michigan, Minnesota, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Utah, Virginia, Washington, and Wisconsin, as well as, the District of Columbia.

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

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank — MemoryBank, a national branchless banking platform, is a separately branded division of the Bank, which from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly liquid interest-bearing bank accounts. MemoryBank products are offered through its website, www.mymemorybank.com.

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

See additional detail regarding the Traditional Banking segment under Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(II)  Warehouse Lending segment

Through its Warehouse segment, the Core Bank provides short-term, revolving credit facilities to mortgage bankers across the U.S. through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

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

(IV)  Tax Refund Solutions segment

Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS segment occurs in the first half of the year. The TRS segment traditionally operates at a loss during the second half of the year, during which time the segment incurs costs preparing for the upcoming year’s tax season.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2019 and 2020:

•	Offered only during the first two months of each year;
•	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
•	No requirement that the taxpayer pays for another bank product, such as an RT;
•	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
•	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
•	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Credit loss expense on EAs are estimated when advances are made, with credit loss expense for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged off loans.

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA product offering and therefore on the Company’s financial condition and results of operations.

 See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

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

•

RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

•

RCS installment loan products – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the U.S. using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $827,000 of balances remained held for investment under this program as of March 31, 2020.

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

RECENT EVENTS

With the onset of the COVID-19 pandemic, the last month of the first quarter of 2020 was primarily focused on the impact of the pandemic and Republic’s corporate response to it. In that regard, the Company’s primary focus in response to the pandemic has been:

(1) safeguarding the health of the Company’s associates and its clients;

(2) cushioning the Company’s clients from the pandemic’s negative economic impact;

(3) mitigating the Company’s risk of loss; and

(4) measuring, forecasting and planning for the negative financial impact of the pandemic to the Company on a go-forward basis.

With respect to safeguarding the Company’s associates and clients, Republic quickly and successfully enacted a social distancing protocol, which allowed the substantial majority of the Company’s back-office operations to work from home. For those personnel not able to work from home, Republic physically distanced these associates from each other within its office space. Within the Company’s banking centers, Republic changed its in-person client service hours to be by appointment-only in order to limit the number of people within the banking centers at any point in time. In addition, the Company diverted much of its client service interaction to its drive-thru operations, with many of the drive-thru transactions facilitated through ITMs.

To help cushion the impact of the COVID-19 virus on the Company’s deposit clients, Republic suspended certain deposit fees for transaction accounts for a yet-to-be-determined period of time. In addition, the Company also began waiving early withdrawal penalties for its term certificates of deposits (“CDs”) during the crisis so these clients could access this source of funds at no additional cost. For the Company’s retail loan clients, Republic began offering various payment relief options depending on the loan program.  In order to respond to anticipated demand for the SBA’s PPP, the Company quickly refocused its salesforce and many of its back-office operations to facilitate the program. Republic was able to start accepting applications the first day of the program.

In order to mitigate future risks and uncertainties, Republic increased its communication frequency across the organization.  The Company started with its Business Continuity Planning team, enacting a seven-day-a-week daily call with the sales and operational areas to ensure that everyone in the organization was aware of the major issues at hand and that the Company was protecting its assets while providing proper service and attention to its clients.

In addition to its daily operational calls, the Company also added a second Asset-Liability Committee meeting each week to ensure its liquidity monitoring remains diligent and its loan and deposit pricing remains appropriate for the current risk environment. The Company also pledged additional collateral to the FHLB and the Federal Reserve discount window since the pandemic began, in order to fortify its liquidity position over the near term for any possible unanticipated cash-flow needs.

To further mitigate risks within its loan portfolio, the Company made changes to its overall underwriting matrices during March, including revisions to many of its minimum credit score requirements as well as its loan-to-value maximums for newly underwritten commercial and residential clients.  Also, through its third-party marketer/servicer, the Company reduced marketing for its subprime RCS line-of-credit product.  With the on-going fluidity in the pandemic situation, management will continue to closely monitor the Bank’s underwriting standards and make appropriate revisions as facts and circumstances warrant.

Overall, the Company is still in the early process of measuring, forecasting and planning for the negative financial impact of the pandemic.  As previously disclosed, Republic adopted the CECL accounting method on January 1st of this year. Upon adoption, Republic increased its ACLL by approximately $6.7 million in order to account for the expected life-of-loan credit losses within its portfolio.  This increase was offset with a tax-effected decrease to retained earnings. With the onset of the COVID-19 pandemic, Congress provided companies with an option to delay adoption of CECL within the recently enacted CARES Act. The Company, however, chose to move forward with CECL as previously planned due to the uncertainty around future adoption later this year.  As a result, the Company recorded an additional $7.2 million charge to its credit loss expense during the first quarter of 2020 to account for potential losses within the portfolio brought about by the impact of the pandemic. Republic’s credit loss expense could be subject to future fluctuations, up and down, as additional information becomes available about this very uncertain pandemic situation.

In regard to industry concentrations, the Bank lends to clients in industries that have been deemed “non-essential” or that have had their business models upended by the pandemic. Further economic damage to these clients may leave them unable to service their debt with the Bank.  The following table exhibits Republic’s top 20 loan concentrations by industry as of March 31, 2020.

Table 1 — Top 20 Industry Concentrations

(dollars in thousands)	Mar. 31, 2020
Industry	Outstanding	Available to Draw	Total Committed

Real Estate Credit (primarily Warehouse Lines of Credit)	$854,191	$319,334	$1,173,525
Lessors of Nonresidential Buildings (except Miniwarehouses)	588,503	28,404	616,907
Lessors of Residential Buildings and Dwellings	440,979	40,953	481,932
Commercial Banking	52,997	34,753	87,750
Hotels (except Casino Hotels) and Motels	76,665	3,443	80,108
Offices of Physicians (except Mental Health Specialists)	62,823	16,075	78,898
Limited-Service Restaurants	63,004	596	63,600
Full-Service Restaurants	49,384	4,307	53,691
Used Car Dealers	20,731	19,867	40,598
Religious Organizations	30,125	3,789	33,914
Fitness and Recreational Sports Centers	30,954	1,455	32,409
Offices of Lawyers	22,558	6,910	29,468
New Housing For-Sale Builders	17,537	7,403	24,940
Lessors of Other Real Estate Property	22,104	1,219	23,323
Offices of Dentists	21,656	1,411	23,067
Line-Haul Railroads	10,816	10,000	20,816
Commercial and Institutional Building Construction	13,221	7,285	20,506
Elementary and Secondary Schools	16,564	3,454	20,018
Fresh Fruit and Vegetable Merchant Wholesalers	10,372	9,249	19,621
Legislative Bodies	18,704	—	18,704
Total Top 20 Industry Concentrations	$2,423,888	$519,907	$2,943,795

See additional detail regarding the impact of COVID-19 under:

•	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”
o	Footnote 17 “Subsequent Events”

•	Part II Item 1A “Risk Factors”

OVERVIEW  (Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019)

Total Company net income for the first quarter of 2020 was $26.7 million, a $2.8 million, or 10%,  decrease from the same period in 2019. Diluted EPS decreased to $1.28 for the three months ended March 31, 2020 compared to $1.41 for the same period in 2019.     Net income was down from the first quarter of 2019, as it was significantly impacted by the increase in the Company’s estimated ACL in response to the potential impact of the COVID-19 pandemic.

The following are general highlights by reportable segment:

Traditional Banking segment

•	Net income decreased $5.6 million, or 52%, for the first quarter of 2020 compared to the same period in 2019.

•	Net interest income decreased $727,000, or 2%, for the first quarter of 2020 compared to the same period in 2019.

•	Driven by COVID-19 related concerns, credit loss expense increased $5.4 million to $5.6 million for the first quarter of 2020 compared to $189,000 for the same period in 2019.

•	Total noninterest income increased $339,000, or 5%, for the first quarter of 2020 compared to the same period in 2019.

•	Total noninterest expense increased $1.1 million, or 3%, for the first quarter of 2020 compared to same period in 2019.

•	Total nonperforming loans to total loans for the Traditional Banking segment was 0.58% at March 31, 2020 compared to 0.65% at December 31, 2019.

•	Delinquent loans to total loans for the Traditional Banking segment was 0.34% at March 31, 2020 compared to 0.36% at December 31, 2019.

Warehouse Lending segment

•	Net income increased $978,000, or 66%, for the first quarter of 2020 compared to the same period in 2019.

•	Net interest income increased $1.4 million, or 49%, for the first quarter of 2020 compared to the same period in 2019.

•	The Warehouse credit loss expense was a net charge of $332,000 for the first quarter of 2020 compared to a net charge of $225,000 for the same period in 2019.

•	Total committed Warehouse lines remained at $1.2 billion from December 31, 2019 to March 31, 2020.

•	Average line usage was 55% during the first quarter of 2020 compared to 39% during the same period in 2019.

Mortgage Banking segment

•	Within the Mortgage Banking segment, mortgage banking income increased $3.3 million, or 212%, during the first quarter of 2020 compared to the same period in 2019.

•

Overall, Republic’s originations of secondary market loans totaled $125 million during the first quarter of 2020 compared to $41 million during the same period in 2019, with the Company’s gain recognized as a percent of total originations increasing to 3.84% during the first quarter of 2020 from 3.09% during the same period in 2019.

Tax Refund Solutions segment

•	Net income decreased $1.8 million, or 13%, for the first quarter of 2020 compared to the same period in 2019.

•	Net interest income increased $87,000 for the first quarter of 2020 compared to the same period in 2019.

•	Total EA originations were $388 million during the first quarter of 2020 compared to $389 million for the first quarter of 2019.

•	Overall, TRS recorded a net charge to credit loss expense of $15.1 million during the first quarter of 2020 compared to a net charge of $13.4 million for the same period in 2019.

•	Noninterest income decreased $1.2 million, or 7%, for the first quarter of 2020 compared to the same period in 2019.

•	Net RT revenue decreased $1.3 million, or 7%, for the first quarter of 2020 compared to the same period in 2019.

•	Noninterest expense was $6.6 million for the first quarter of 2020 compared to $7.1 million for the same period in 2019.

Republic Credit Solutions segment

•	Net income increased $1.4 million, or 38%, for the first quarter of 2020 compared to the same period in 2019.

•	Net interest income decreased $445,000, or 6%, for the first quarter of 2020 compared to the same period in 2019.

•	Overall, RCS recorded a net charge to credit loss expense of $1.7 million during the first quarter of 2020 compared to a net charge of $3.4 million for the same period in 2019.

•	Noninterest income increased $757,000, or 49%, from the first quarter of 2019 to the first quarter of 2020.

•	Noninterest expense was $894,000 for the first quarter of 2020 compared to $767,000 for the same period in 2019.

•	Total nonperforming loans to total loans for the RCS segment was 0.30% at March 31, 2020 compared to 0.10% at December 31, 2019.

•	Delinquent loans to total loans for the RCS segment was 6.94% at March 31, 2020 compared to 7.25% at December 31, 2019.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019)

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

Total Company net interest income increased  1% during the first quarter of 2020 compared to the same period in 2019.  Total Company net interest margin decreased to 5.57% during the first quarter of 2020 compared to 5.66% for the same period in 2019.

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2018 but began trending lower again during 2019 as the FOMC reduced the FFTR by 75 basis points during the year. The FOMC further lowered the FFTR 100 basis points during the first quarter of 2020 following market reactions to the COVID-19 pandemic. While the Company and its operating segments were generally able to maintain their net interest spreads during the quarter as compared to the first quarter of 2019, these same units experienced compression in their net interest margins compared to the first quarter of 2019. The compression in the net interest margin across the Company and its operating segments was primarily attributable to the decreased value of the Company’s noninterest-bearing funding sources. The difference between the Company’s net interest margin and net interest spread was 32 basis points during the first quarter of 2020 compared to 40 basis points during the first quarter of 2019, with the differential representing the decreased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The decrease in this value resulted from a 25 basis-point decline in the yield on the Company interest-earning assets from period to period.  Management believes the Company’s net interest margin, as well as the net interest margin of its various operating segments will likely continue to decline in the near term as its earning asset yields continue to reprice lower, while further decreases in the rates of its interest-bearing liabilities are limited.

In addition to the general compression expected to the Company’s net interest margin in the near term, the Company’s net interest margin could be further negatively impacted by a negative interest rate environment. Some market experts are predicting a possible negative interest rate environment for the U.S., in which the yield on U.S. Treasury securities becomes negative for various terms over the yield curve. Recently, shorter term U.S. Treasury securities did experience negative yields for a brief period of time.  Overall, a sustained negative interest rate phenomenon across various points on the yield curve has never occurred in the U.S.  Because such an environment has never occurred in the U.S., it is difficult for management to project the impact of such an environment with the Company’s existing interest rate risk model.  Management does believe, however, a negative interest rate environment would likely significantly and negatively impact the Company’s net interest margin further, as overall asset yields continue to drop.  Unknown variables, which may further impact the Company’s net interest income and net interest margin in the future, include, but are not limited to, the actual steepness of the yield curve, future demand for the Bank’s financial products and the Bank’s overall future liquidity needs.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $727,000, or 2%, for the first quarter of 2020 compared to the same period in 2019. Traditional Banking’s net interest margin was 3.80% for the first quarter of 2020, a decrease of four basis points over the same period in 2019.

The decrease in the Traditional Bank’s net interest income and net interest margin during the first quarter of 2020 was primarily attributable to the following factors:

•

Average loans decreased $41 million, or 1%, during the first quarter of 2020 compared to the same period in 2019. The primary contributor for the decrease in the year-over-year average balances was the sale of $128 million of the Traditional Bank’s loans in November 2019 as part of the Company’s branch divestiture.

•

The net interest margin compressed partially due to decreased value from the Traditional Bank’s noninterest-bearing funding sources. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 13 basis points during the first quarter of 2020 compared to 21 basis points during the first quarter of 2019, with the differential representing the decreased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The decrease in this value resulted from  an 18 basis-point decline in the yield on the Traditional Banking segment’s interest-earning assets from period to period.

Warehouse Lending segment

As  mortgage rates fell during the first quarter of 2020, a surge in consumer refinance volume for Warehouse clients drove a 58% increase in average Warehouse loans for the quarter, which more than offset a 16-basis point decline in the Warehouse net interest margin.  Pricing pressure to the Bank on Warehouse lines of credit resulting from the negative impact of an inverted yield curve on the Bank’s Warehouse clients primarily drove the 16-basis-point compression in the Warehouse segment’s net interest margin.

Tax Refund Solutions segment

TRS’s net interest income increased $87,000 for the first quarter of 2020 compared to the same period in 2019.

TRS’s EA product earned $19.3 million in interest income during the first quarter of 2020, a $405,000 increase resulting primarily from modifications to the product’s pricing tiers.  EA pricing includes a direct fee to the taxpayer, with the annual percentage rate to the taxpayer for his or her portion of the total fee being less than 36% for all offering tiers.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income decreased $445,000, or 6%, from the first quarter of 2019 to the first quarter of 2020.  The decrease was driven primarily by a decrease in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income decreased to $6.0 million during the first quarter of 2020 compared to $6.6 million during the same period in 2019 and accounted for 80% and 81% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in outstanding line-of-credit balances as the Company, through its third-party marketer/servicer, reduced marketing for the product in response to the COVID-19 pandemic.

Future loan fee income from RCS’s higher-yielding line-of-credit product will likely continue to be negatively impacted by the on-going COVID-19 pandemic.  As of March 31, 2020 the current on-balance-sheet Board-approved risk limit was $40 million for the Company. As of March 31, 2020, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $26 million.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$207,335	$637	1.23%	$289,928	$1,724	2.38%
Investment securities, including FHLB stock (1)	519,726	3,009	2.32	563,752	4,081	2.90
TRS Easy Advance loans (2)	135,307	19,261	56.94	121,224	18,857	62.22
Other RPG loans (3) (6)	145,793	8,763	24.04	129,627	9,271	28.61
Outstanding Warehouse lines of credit(4)(6)	643,182	7,045	4.38	407,341	5,442	5.34
All other Traditional Bank loans (5) (6)	3,568,855	42,444	4.76	3,598,481	43,258	4.81

Total interest-earning assets	5,220,198	81,159	6.22	5,110,353	82,633	6.47

Allowance for credit loss	(53,818)			(50,305)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	199,511			191,746
Premises and equipment, net	45,628			44,321
Bank owned life insurance	66,654			65,095
Other assets (1)	148,773			115,461
Total assets	$5,626,946			$5,476,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,128,781	$682	0.24%	$1,121,205	$1,517	0.54%
Money market accounts	761,975	1,242	0.65	746,619	1,779	0.95
Time deposits	418,323	2,156	2.06	384,815	1,831	1.90
Reciprocal money market and time deposits	207,970	618	1.19	197,483	588	1.19
Brokered deposits	338,283	1,604	1.90	179,643	1,033	2.30

Total interest-bearing deposits	2,855,332	6,302	0.88	2,629,765	6,748	1.03

Securities sold under agreements to repurchase and other short-term borrowings	208,969	119	0.23	231,602	421	0.73
Federal Home Loan Bank advances	371,319	1,648	1.78	511,408	2,730	2.14
Subordinated note	41,240	352	3.41	41,240	435	4.22

Total interest-bearing liabilities	3,476,860	8,421	0.97	3,414,015	10,334	1.21

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,249,025			1,258,461
Other liabilities	122,161			97,362
Stockholders’ equity	778,900			706,833
Total liabilities and stock-holders’ equity	$5,626,946			$5,476,671

Net interest income		$72,738			$72,299

Net interest spread			5.25%			5.26%

Net interest margin			5.57%			5.66%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $7.4 million and $8.0 million for the three months ended March 31, 2020 and 2019.
(4)	Interest income includes loan fees of $630.000 and $536,000 for the three months ended March 31, 2020 and 2019.
(5)	Interest income includes loan fees of $1.2 million and $1.2 million for the three months ended March 31, 2020 and 2019.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2020
	Compared to
	Three Months Ended March 31, 2019
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(1,087)	$(403)	$(684)
Investment securities, including FHLB stock	(1,072)	(301)	(771)
TRS Easy Advance loans*	404	(59)	463
Other RPG loans	(508)	1,075	(1,583)
Outstanding Warehouse lines of credit	1,603	2,718	(1,115)
All other Traditional Bank loans	(814)	(354)	(460)
Net change in interest income	(1,474)	2,676	(4,150)

Interest expense:

Transaction accounts	(835)	10	(845)
Money market accounts	(537)	36	(573)
Time deposits	325	166	159
Reciprocal money market and time deposits	30	31	(1)
Brokered deposits	571	779	(208)
Securities sold under agreements to repurchase and other short-term borrowings	(302)	(38)	(264)
Federal Home Loan Bank advances	(1,082)	(670)	(412)
Subordinated note	(83)	—	(83)
Net change in interest expense	(1,913)	314	(2,227)

Net change in net interest income	$439	$2,362	$(1,923)

*Volume for Easy Advances is based on total loans originated during the period presented.

Credit Loss Expense

Effective January 1, 2020, the Company adopted ASC 326 Financial Instruments – Credit Losses, which replaces the pre-January 1, 2020 “probable-incurred” method for calculating the Company’s ACL with the CECL method. CECL is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. CECL also applies to certain off-balance sheet credit exposures.

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

Total Company credit loss expense was $22.8 million for the first quarter of 2020 compared to $17.2 million for the same period in 2019.

The following were the most significant components comprising the Company’s credit loss expense by reportable segment:

Traditional Banking segment

The Traditional Banking credit loss expense during the first quarter of 2020 was $5.6 million, compared to $189,000 for the first quarter of 2019. An analysis of credit loss expense for the first quarter of 2020 compared to the same period in 2019 follows:

•

Related to the Bank’s pass-rated and non-rated loans, the Bank recorded net charges of $5.8 million and $284,000 to credit loss expense for the first quarter of 2020 and 2019.  For the first quarter of 2020, the Traditional Bank recorded $6.3 million of additional credit expense due to the expected economic impact of the COVID-19 pandemic, with the pandemic expected to increase the Traditional Bank’s losses in the near-term to loss levels consistent with unemployment levels above 8%. Offsetting the increase in credit loss expense due to the impact of the COVID-19 pandemic was a reduction in credit loss expense of $533,000 consistent with a $59 million decrease in Traditional Bank spot balances from December 31, 2019 to March 31, 2020.

•

The Bank recorded a net reduction to credit loss expense of $450,000 and $95,000 for the first quarters of 2020 and 2019 related to loans rated Substandard or Special Mention. The net reduction during the first quarter of 2020 was driven by a $470,000 recovery recorded upon the payoff of a large CRE relationship that had been partially charged-off in a prior period.

•

Related to the Bank’s corporate bonds held within its investment securities portfolio, the Bank recorded $246,000 of credit loss expense during the first quarter of 2020, driven by higher PD and LGD assumptions stemming from COVID-19 economic concerns. The Company began provisioning for  credit loss for its investment securities in 2020 as part of its adoption of ASC 326; therefore, no similar credit loss expense was recognized during the first quarter of 2019.

As a percentage of total loans, the Traditional Banking ACLL was 1.15% at March 31, 2020 compared to 0.78% at December 31, 2019 and 0.83% at March 31, 2019. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at March 31, 2020.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding credit loss expense and the Bank’s credit quality.

See additional detail regarding the impact of COVID-19 under:

•	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”
o	Footnote 17 “Subsequent Events”

•	Part II Item 1A “Risk Factors”

Warehouse Lending segment

Warehouse recorded a net charge to credit loss expense of $332,000 for the first quarter of 2020 compared to a net charge of $225,000 for the same period in 2019.  Credit loss expense for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $133 million during the first quarter of 2020 compared to an increase of $90 million during the first quarter of 2019.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% at March 31, 2020,  December 31, 2019 and March 31, 2019. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at March 31, 2020.

Tax Refund Solutions segment

TRS recorded a net charge to credit loss expense of $15.1 million during the first quarter of 2020 compared to a net charge of $13.4 million for the same period in 2019.  Substantially all TRS credit loss expense in both periods was related to its EA product.

TRS’s projected credit loss expense for EA loan losses was $15.2 million, or 3.93% of its $388 million in EAs originated during the first quarter of 2020, compared to a projected credit loss expense of $13.4 million, or 3.44% of its $389 million of EAs originated during the first quarter of 2019.  The $1.8 million year-over-year increase in credit loss expense on EAs reflects a higher percent of unpaid EAs as of March 31, 2020 compared to March 31, 2019, as  6.77% of EAs originated during the first quarter of 2020 were unpaid as of March 31, 2020, compared to 5.89% unpaid as of March 31, 2019.  EAs are only originated during the first two months of each year, with all uncollected EAs charged off by June 30th of each year.  The Company is uncertain if the COVID-19 pandemic contributed to the higher level of unpaid EAs at March 31, 2020 compared to March 31, 2019, and it is uncertain if the COVID-19 pandemic could negatively impact normal paydowns of EAs going forward in 2020.  Management believes it has adequately adjusted its expected loss rate to absorb EA losses based on information known through the date of this filing.

EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans. TRS’s loss rate as of June 30, 2019 was 3.45% of total originations and it finished the calendar year 2019 with an EA loss rate of 2.74% of total EAs originated.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded credit loss expense of $1.7 million during the first quarter of 2020 compared to credit loss expense of $3.4 million for the same period in 2019.  The decrease in credit loss expense was driven by a reduction in both net charge-offs and outstanding balances for RCS’s line-of-credit product.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 12.18% at March 31, 2020, 12.45% at December 31, 2019 and 13.83% at March 31, 2019. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at March 31, 2020.

The following table presents RCS credit loss expense by product:

Table 4 — RCS Credit Loss Expense by Product

	Three Months Ended Mar. 31,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$1,707	$3,360	$(1,653)	(49)%
Hospital receivables	(1)	23	(24)	(104)
Total	$1,706	$3,383	$(1,677)	(50)%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019

ACLL at beginning of period	$43,351	$44,675

Adoption of ASC326	6,734	—

Charge-offs:

Traditional Banking:
Residential real estate	(27)	(89)
Home equity	—	(13)
Consumer	(495)	(510)
Total Traditional Banking	(522)	(612)
Warehouse lines of credit	—	—
Total Core Banking	(522)	(612)

Republic Processing Group:
Tax Refund Solutions:
Commercial & industrial	(44)	(17)
Republic Credit Solutions	(2,709)	(3,824)
Total Republic Processing Group	(2,753)	(3,841)
Total charge-offs	(3,275)	(4,453)

Recoveries:

Traditional Banking:
Residential real estate	41	38
Commercial real estate	471	2
Commercial & industrial	3	2
Home equity	75	30
Consumer	204	176
Total Traditional Banking	794	248
Warehouse lines of credit	—	—
Total Core Banking	794	248

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	42	—
Commercial & industrial	—	6
Republic Credit Solutions	271	254
Total Republic Processing Group	313	260
Total recoveries	1,107	508

Net loan charge-offs	(2,168)	(3,945)

Provision - Core Banking	5,675	414
Provision - RPG	16,839	16,817
Total Provision	22,514	17,231
ACLL at end of period	$70,431	$57,961

Credit Quality Ratios - Total Company:

ACLL to total loans	1.56%	1.35%
ACLL to nonperforming loans	338	373
Net loan charge-offs to average loans	0.19	0.37

Credit Quality Ratios - Core Banking:

ACLL to total loans	0.97%	0.75%
ACLL to nonperforming loans	210	205
Net loan charge-offs to average loans	(0.03)	0.04

Noninterest Income

Total Company noninterest income increased $3.2 million, or 11%, during the first quarter of 2020 compared to the same period in 2019.  The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased  $339,000  for the first quarter of 2020 compared to the same period in 2019. The following were the most significant categories affecting the change in noninterest income:

•

Service charges on deposit accounts decreased $155,000 to $3.1 million for the first quarter of 2020 compared to the same period in 2019. The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended March 31, 2020 and 2019 were $1.9 million and $2.0 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended March 31, 2020 and 2019 were $426,000 and  $543,000.

•

As previously mentioned, the Bank began waiving certain deposit fees in March 2020 to  cushion the economic blow of the COVID-19 pandemic on its clients. The Bank expects this action to decrease its service charges on deposits in the near term.

•	The Bank recognized a $353,000 net gain on sale of one of its former banking centers during the first quarter of 2020. The now-sold property is located in Tampa, Florida.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $3.3 million, or 212%, during the first quarter of 2020 compared to the same period in 2019. As mortgage rates fell during the first quarter of 2020, the Company experienced strong growth in consumer refinance activity, particularly within the Company’s relatively new Consumer Direct channel. Overall, the Company originated $125 million of secondary market mortgage loans during the first quarter of 2020 compared to $41 million for the first quarter of 2019.

In addition to the strong mortgage banking origination volume during the first quarter of 2020, the Company’s gain recognized as a percent of total originations increased to 3.84% during the first quarter of 2020 from 3.09% during the same period in 2019.  The stronger gain percentages resulted from favorable market conditions on pricing during the quarter.  If and when consumer refinance volume begins to slow down in the future, management believes market conditions for pricing will become more competitive and return to a range of 2.0%-3.0%, which is more in-line with historical averages for gains-as-a-percentage-of-loans-sold.

Tax Refund Solutions segment

TRS’s noninterest income decreased  $1.2 million during the first quarter of 2020 compared to the same period in 2019 resulting from a $1.3 million, or 7%, decrease in net RT revenue.   A 2% decrease in RTs funded along with a 7% decrease in the Company’s revenue share on RTs processed drove the year-over-year decrease in net RT revenue.

Republic Credit Solutions segment

RCS’s noninterest income increased $757,000, or 49%, during the first quarter of 2020 compared to the same period in 2019. As illustrated in Table 6 below, RCS program fees increased $1.4 million resulting primarily from RCS’s new installment loan program launched in December 2019.  This increase in program fees was partially offset by a $478,000 non-recurring gain on sale of RCS’s credit card portfolio recorded during the first quarter of 2019.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

	Three Months Ended Mar. 31,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$919	$927	$(8)	(1)%
Hospital receivables	18	35	(17)	(49)
Installment loans*	1,375	(34)	1,409	NM
Total	$2,312	$928	$1,384	149%

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased  $1.5 million, or 3%, during the first quarter of 2020 compared to the same period in 2019.  The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased  $1.1 million, or 3%, for the first quarter of 2020 compared to the same period in 2019.  Salaries and employee benefits expense increased  $1.2 million, or 6%. Annual merit increases and higher health care expenses primarily drove the increase.

Tax Refund Solutions segment

TRS’s noninterest expense decreased  $485,000, or 7%, during the first quarter of 2020 compared to the same period in 2019 partially due to $500,000 in legal reserves recorded during 2019.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019

Table 7 — Loan Portfolio Composition

(in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$916,526	$949,568	$(33,042)	(3)%
Nonowner occupied	256,492	258,803	(2,311)	(1)
Commercial real estate	1,320,790	1,303,000	17,790	1
Construction & land development	163,396	159,702	3,694	2
Commercial & industrial	445,947	477,236	(31,289)	(7)
Lease financing receivables	12,676	14,040	(1,364)	(10)
Home equity	282,809	293,186	(10,377)	(4)
Consumer:
Credit cards	15,608	17,836	(2,228)	(12)
Overdrafts	758	1,522	(764)	(50)
Automobile loans	46,837	52,923	(6,086)	(11)
Other consumer	74,965	68,115	6,850	10
Total Traditional Banking	3,536,804	3,595,931	(59,127)	(2)
Warehouse lines of credit*	850,454	717,458	132,996	19
Total Core Banking	4,387,258	4,313,389	73,869	2

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	26,242	—	26,242	NM
Other TRS loans	373	14,365	(13,992)	(97)
Republic Credit Solutions	101,726	105,397	(3,671)	(3)
Total Republic Processing Group	128,341	119,762	8,579	7

Total loans**	4,515,599	4,433,151	82,448	2
Allowance for credit losses	(70,431)	(43,351)	(27,080)	62

Total loans, net	$4,445,168	$4,389,800	$55,368	1%

*      Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**   Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $82 million, or 2%, during the first quarter of 2019 to $4.5 billion at March 31, 2020. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $59 million from December 31, 2019 to March 31, 2020.  The decrease in loans was primarily in the owner-occupied residential real estate and C&I categories.  As it relates to the owner-occupied residential real estate category, a sharp drop in long-term market interest rates during the quarter drove an increase in refinance volume in this category, which much of the refinance activity going into fixed rate products sold on the secondary market.  In regard to the C&I portfolio decline, a third of the decrease resulted from the Bank’s strategic wind down of its dealer floor plan credit facilities during the period. The remaining C&I portfolio decline resulted from relatively high payoffs experienced by the Company during the first two months of 2020, as the Bank remained disciplined on its pricing in a competitive rate environment.

Signed into law on March 27, 2020, the CARES Act provided for the SBA PPP.  The PPP allows the Bank to lend to small business clients in amounts that enables those clients to primarily meet their cash-flow needs during the pandemic. These loans have a stated maturity of two years, a fixed interest rate of 1.0% to the client, and are 100% guaranteed by the SBA. In addition, under the rules of

the program, the SBA will pay an origination fee to the originating bank of 1%, 3%, or 5% based on the size of the loan.   The loans are 100% forgivable to the client if certain program metrics are met.

During April 2020, Republic originated $436 million in PPP loans, of which it expects to receive approximately $14.7 million from the SBA for its origination fees. Republic will accrete these fees into income over the life of the loan. While no guarantee can be made as to the overall life of these loans, management believes the loans are likely to remain on the Company’s balance sheet less than one year, as it expects the substantial majority of its clients to request forgiveness for their loans at the earliest possible time, presuming these clients achieve the required program metrics.

Warehouse Lending segment

Outstanding Warehouse period end balances increased $133 million from December 31, 2019 to March 31, 2020. A sharp decline in long-term fixed mortgage rates during the first quarter of 2020 drove the increase in Warehouse balances.   Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 59% during 2019.

Tax Refund Solutions segment

Outstanding TRS loans increased $12 million from December 31, 2019 to March 31, 2020 primarily reflecting $26 million of unpaid EAs partially offset by a $14 million reduction in other TRS loans.  EAs are only made during the first two months of each year, with all unpaid EAs charged off by June 30th of each year.  Other TRS loans at December 31, 2019 were primarily commercial loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by the end of the first quarter of the following year.

Republic Credit Solutions segment

Outstanding RCS loans decreased $4 million from December 31, 2019 to March 31, 2020 primarily reflecting a $3 million decrease in outstanding balances for RCS’s line-of-credit product. As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic.

See additional detail regarding the impact of COVID-19 under:

•	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”
o	Footnote 17 “Subsequent Events”

•	Part II Item 1A “Risk Factors”

Allowance for Credit Losses

At March 31, 2020, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly and presents and discusses the analysis with the Audit Committee and the Board of Directors quarterly.

Effective January 1, 2020, the Company adopted ASC 326 Financial Instruments – Credit Losses, which replaces the pre-January 1, 2020 “probable-incurred” method for calculating the Company’s ACL with the CECL method. CECL is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. CECL also applies to certain off-balance sheet credit exposures.

When measuring an ACL, CECL primarily differs from the probable-incurred method by: a) incorporating a lower “expected” threshold for loss recognition versus a higher “probable” threshold; b) requiring life-of-loan considerations; and c) requiring reasonable and supportable forecasts. The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool.

In accordance with the adoption of ASC 326 and CECL, the Company recorded on January 1, 2020 a $6.7 million, or 16%, increase in the ACLL for its loans, a $51,000 ACLS for its investment debt securities, and a $456,000 ACLC for its off-balance sheet credit exposures. Of the $6.7 million increase in ACLL, approximately $1.4 million was a gross-up reclassification of non-accretable discount on previously-PCI, now-PCD loans, and the remaining $5.3 million was a difference in ACL between CECL and the probable-incurred method. The Company also made a cumulative effect entry of $4.3 million to reduce its opening balance of retained earnings upon adoption of ASC 326, with no impact on 2020 earnings for these adoption entries. The adoption date increase in ACLL for the Company’s loans primarily reflects additional ACLL for longer duration loan portfolios, such as the Company's residential real estate and consumer loan portfolios. No additional segmentation of the Bank's loan portfolios was deemed necessary upon adoption.

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

The Company’s ACLL increased $27 million from $43 million at December 31, 2019 to $70 million at March 31, 2020. As a percent of total loans, the total Company’s ACLL increased to 1.56% at March 31, 2020 compared to 0.98% at December 31, 2019. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased $13 million to $41 million at March 31, 2020, driven partially by the Company’s January 1, 2020 CECL adoption entry of approximately $7 million and partially by approximately $7 million of reserves for the expected impact of the COVID-19 pandemic. The pandemic is projected to increase the Traditional Bank’s losses in the near-term to loss levels consistent with unemployment levels above 8%. Offsetting the increase in the ACLL due to the pandemic was a reduction in the ACLL of approximately $1 million consistent with a $59 million decrease in Traditional Bank spot balances from January 1, 2020 to March 31, 2020.  The Traditional Bank ACLL to total Traditional Bank loans increased 37 basis points to 1.15% when comparing March 31, 2020 to December 31, 2019.

Following the Company’s $51,000 ASC 326 adoption entry on January 1, 2020 establishing an ACLS for its debt securities, the Company increased its ACLS $246,000 during the first quarter of 2020 to $297,000 based on higher PD and LGD expectations on its corporate bond portfolios.  These higher PD and LGD expectations generally reflect economic concerns from the COVID-19 pandemic.

Following the Company’s ASC 326 adoption entry on January 1, 2020 for an ACLC on its off-balance sheet credit exposures of $456,000, the Company increased its ACLC $102,000 during the first quarter of 2020 to $558,000 at March 31, 2020. The higher ACLC at March 31, 2020 reflects higher assumed loss rates on these exposures as they convert to outstanding balances over their expected lives. The ACLC is recorded on the liability side of the balance sheet, with provisions for credit loss expense recorded within other noninterest expense, not as a component of credit loss expense.

Warehouse Lending segment

The Warehouse ACLL increased to approximately $1.8 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing March 31, 2020 to December 31, 2019. As of March 31, 2020, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2020. Warehouse lines are generally short-term, sound quality facilities secured by marketable collateral; therefore, the Company made no adjustment to the Warehouse ACLL upon adoption of CECL.  Additionally, the Company made no ACLL adjustment for Warehouse lines for COVID-19 concerns at March 31, 2020, as its Warehouse clients are experiencing relatively high demand for refinance transactions as borrowers take advantage of the low interest rate environment.

Tax Refund Solutions segment

The TRS ACLL increased to $15 million at March 31, 2020 from $234,000 at December 31, 2019, driven primarily by estimated losses on TRS’s EA product. Due to the seasonal nature of the EA, estimated reserves are generally made during the first two months of the year when the product is offered, with losses charged against those reserves in the second quarter of each year. Based on the timing of EA reserves versus charge-offs, the ACLL for EAs to total remaining outstanding EAs is relatively substantial at the end of the first quarter, or 58% and 59% at March 31, 2020 and March 31, 2019. The Company provided an ACLL for expected losses equal to 3.93% of total originations during the first quarter of 2020 as compared to 3.44% during the first quarter of 2019 because a higher percentage of EAs remained outstanding at March 31, 2020 compared to March 31, 2019. The Company is uncertain if the COVID-19 pandemic contributed to the higher level of unpaid EAs at March 31, 2020 compared to March 31, 2019, and it is uncertain if the COVID-19 pandemic could negatively impact normal paydowns of EAs going forward in 2020.  Management believes it has adequately adjusted its expected loss rate to absorb EA losses based on information known through the date of this filing.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

The RCS ACLL decreased $1 million to $12 million at March 31, 2020 from $13 million at December 31, 2019. The decrease in ACLL was driven by a $3 million decrease in outstanding balances for RCS’s subprime line-of-credit product partially offset by a higher estimated loss rate on this product to account for COVID-19 economic concerns.  As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic.

RCS maintained an ACLL for two distinct credit products offered at March 31, 2020, including its line-of-credit product and its healthcare-receivables product. At March 31, 2020, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables product to as high as 49% for its line-of-credit product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

See additional detail regarding the impact of COVID-19 under:

•	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”
o	Footnote 17 “Subsequent Events”

•	Part II Item 1A “Risk Factors”

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI/PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCI/PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $2 million during the first quarter of 2020 resulting primarily from the payoff of Special Mention loans.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 8 — Classified and Special Mention Loans

(in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	32,434	33,297	(863)	(3)
PCI/PCD* - Substandard	2,043	1,289	754	58
Total Classified Loans	34,477	34,586	(109)	(0)

Special Mention	19,495	21,754	(2,259)	(10)
PCI/PCD* - Special Mention	1,267	797	470	59
Total Special Mention Loans	20,762	22,551	(1,789)	(8)

Total Classified and Special Mention Loans	$55,239	$57,137	$(1,898)	(3)%

*The Bank’s PCI loans at December 31, 2019 were reclassified to PCD loans on January 1, 2020 in connection with the Company’s adoption of ASC 326.    See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements” for additional discussion regarding the Company’s adoption of ASC 326.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $6 million and $10 million at March 31, 2020 and December 31, 2019.

Nonperforming loans to total loans decreased to 0.46% at March 31, 2020 from 0.53% at December 31, 2019, as the total balance of nonperforming loans decreased by  $3 million, or 11%, while total loans increased $82 million, or 2%, during the first quarter of 2020.

Table 9 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	March 31, 2020	December 31, 2019

Loans on nonaccrual status*	$20,358	$23,332
Loans past due 90-days-or-more and still on accrual**	495	157
Total nonperforming loans	20,853	23,489
Other real estate owned	85	113
Total nonperforming assets	$20,938	$23,602

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.46%	0.53%
Nonperforming assets to total loans (including OREO)	0.46	0.53
Nonperforming assets to total assets	0.37	0.42

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.46%	0.54%
Nonperforming assets to total loans (including OREO)	0.47	0.54
Nonperforming assets to total assets	0.38	0.43

*Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 10 — Nonperforming Loan Composition

	March 31, 2020		December 31, 2019
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$13,120	1.43%	$12,220	1.29%
Nonowner occupied	620	0.24	623	0.24
Commercial real estate	3,108	0.24	6,865	0.53
Construction & land development	—	—	143	0.09
Commercial & industrial	1,494	0.34	1,424	0.30
Lease financing receivables	—	—	—	—
Home equity	1,832	0.65	1,865	0.64
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	169	0.36	179	0.34
Other consumer	15	0.02	13	0.02
Total Traditional Banking	20,358	0.58	23,332	0.65
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,358	0.46	23,332	0.54

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	189	50.67	53	0.37
Republic Credit Solutions	306	0.30	104	0.10
Total Republic Processing Group	495	0.39	157	0.13

Total nonperforming loans	$20,853	0.46%	$23,489	0.53%

Table 11 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	143	$5,252	24	$4,565	3	$3,303	170	$13,120
Nonowner occupied	2	81	—	—	1	539	3	620
Commercial real estate	2	45	3	900	1	2,163	6	3,108
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	4	629	1	865	5	1,494
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	27	908	5	924	—	—	32	1,832
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	13	169	—	—	—	—	13	169
Other consumer	6	15	—	—	—	—	6	15
Total Traditional Banking	193	6,470	36	7,018	6	6,870	235	20,358
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	193	6,470	36	7,018	6	6,870	235	20,358

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	189	—	—	—	—	NM	189
Republic Credit Solutions	NM	306	—	—	—	—	NM	306
Total Republic Processing Group	NM	495	—	—	—	—	NM	495

Total	193	$6,965	36	$7,018	6	$6,870	235	$20,853

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	137	$5,005	24	$4,525	3	$2,690	164	$12,220
Nonowner occupied	3	84	—	—	1	539	4	623
Commercial real estate	2	45	2	609	4	6,211	8	6,865
Construction & land development	—	—	1	143	—	—	1	143
Commercial & industrial	—	—	2	397	1	1,027	3	1,424
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	23	795	5	1,070	—	—	28	1,865
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	13	179	—	—	—	—	13	179
Other consumer	7	13	—	—	—	—	7	13
Total Traditional Banking	185	6,121	34	6,744	9	10,467	228	23,332
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	185	6,121	34	6,744	9	10,467	228	23,332

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	53	—	—	—	—	NM	53
Republic Credit Solutions	NM	104	—	—	—	—	NM	104
Total Republic Processing Group	NM	157	—	—	—	—	NM	157

Total	185	$6,278	34	$6,744	9	$10,467	228	$23,489

Table 12 — Rollforward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Nonperforming loans at the beginning of the period	$23,489	$16,138
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,629	1,508
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(4,975)	(1,376)
Principal balance paydowns of loans nonperforming at both period ends	(628)	(764)
Net change in principal balance of other loans nonperforming at both period ends*	338	54

Nonperforming loans at the end of the period	$20,853	$15,560

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 13 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Loans charged off	$(43)	$(13)
Loans transferred to OREO	—	(56)
Loans refinanced at other institutions	(4,907)	(1,236)
Loans returned to accrual status	(25)	(71)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(4,975)	$(1,376)

Based on the Bank’s review at March 31, 2020, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.94% at March 31, 2020, from 0.47% at December 31, 2019,  primarily due to delinquent EAs as of March 31, 2020. All EAs not paid off during the second quarter will be charged off by June 30, 2020.

Core Bank delinquent loans to total Core Bank loans decreased to 0.27% at March 31, 2020 from 0.30% at December 31, 2019. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2020 and December 31, 2019 were on nonaccrual status.

Table 14 — Delinquent Loan Composition*

	March 31, 2020		December 31, 2019
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$3,682	0.40%	$4,434	0.47%
Nonowner occupied	898	0.35	539	0.21
Commercial real estate	3,734	0.28	3,300	0.25
Construction & land development	295	0.18	—	—
Commercial & industrial	1,240	0.28	1,355	0.28
Lease financing receivables	—	—	—	—
Home equity	1,680	0.59	2,918	1.00
Consumer:
Credit cards	97	0.62	155	0.87
Overdrafts	172	22.69	283	18.59
Automobile loans	47	0.10	49	0.09
Other consumer	18	0.02	9	0.01
Total Traditional Banking	11,863	0.34	13,042	0.36
Warehouse lines of credit	—	—	—	—
Total Core Banking	11,863	0.27	13,042	0.30

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	23,467	89.43	—	—
Other TRS loans	235	63.00	119	0.83
Republic Credit Solutions	7,062	6.94	7,643	7.25
Total Republic Processing Group	30,764	23.97	7,762	6.48

Total delinquent loans	$42,627	0.94%	$20,804	0.47%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority.

Table 15 — Rollforward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Delinquent loans at the beginning of the period	$20,804	$15,962
Loans that became delinquent during the period - Easy Advances*	23,467	19,099
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	3,950	2,378
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(4,702)	(3,312)
Principal balance paydowns of loans delinquent at both period ends	(95)	(117)
Net change in principal balance of other loans delinquent at both period ends**	(797)	177
Delinquent loans at the end of period	$42,627	$34,187

*EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority.

**Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 16 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Loans charged off	$—	$(13)
Loans transferred to OREO	—	(56)
Loans refinanced at other institutions	(2,442)	(955)
Loans paid current	(2,260)	(2,288)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(4,702)	$(3,312)

Collateral Dependent Loans and Troubled Debt Restructurings

When management determines that a loan is collateral dependent and foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs if appropriate. The Bank’s policy is to charge-off all or that portion of its recorded investment in collateral-dependent loans upon a determination that it expects the full amount of contractual principal and interest will not be collected.

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

Table 17 — Collateral-Dependent Loans and Troubled Debt Restructurings

(in thousands)	March 31, 2020	December 31, 2019

Cashflow-dependent TDRs	$13,461	$14,348
Collateral-dependent TDRs	14,275	16,433
Total TDRs	27,736	30,781
Collateral dependent loans (which are not TDRs)	19,997	19,569
Total recorded investment in TDRs and collateral-dependent loans	$47,733	$50,350

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 18 — Deposit Composition

(in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change

Core Bank:
Demand	$959,911	$922,972	$36,939	4%
Money market accounts	697,828	793,950	(96,122)	(12)
Savings	183,445	175,588	7,857	4
Individual retirement accounts (1)	51,639	51,548	91	0
Time deposits, $250 and over (1)	112,003	104,412	7,591	7
Other certificates of deposit (1)	261,386	248,161	13,225	5
Reciprocal money market and time deposits (1)	255,256	189,774	65,482	35
Brokered deposits (1)	180,245	200,072	(19,827)	(10)
Total Core Bank interest-bearing deposits	2,701,713	2,686,477	15,236	1
Total Core Bank noninterest-bearing deposits	1,042,311	981,164	61,147	6
Total Core Bank deposits	3,744,024	3,667,641	76,383	2

Republic Processing Group:
Money market accounts	68,853	66,152	2,701	4
Total RPG interest-bearing deposits	68,853	66,152	2,701	4

Brokered prepaid card deposits	42,962	9,128	33,834	371
Other noninterest-bearing deposits	215,618	43,087	172,531	400
Total RPG noninterest-bearing deposits	258,580	52,215	206,365	395
Total RPG deposits	327,433	118,367	209,066	177

Total deposits	$4,071,457	$3,786,008	$285,449	8%

(1)	Includes time deposits.

Total Company deposits increased  $285 million, or 8%, from December 31, 2019 to $4.1 billion at March 31, 2020.  Total deposits at March 31, 2020 included $140 million of short-term RT deposits held by TRS.  These deposits are expected to exit the Company shortly after March 31, 2020.

Total Company noninterest-bearing deposits increased $268 million, or 26%, with growth driven by the previously discussed $140 million in short-term RT deposits and the remainder primarily driven by business accounts. Management believes much of the remaining growth in noninterest-bearing deposits was a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

Total Company interest-bearing deposits increased approximately $18 million for the first quarter, with Core Bank interest-bearing deposits representing approximately $15 million of that increase.  Included in the $15 million net increase during the quarter was a $36 million decline in MemoryBank’s online money market accounts, as the Bank significantly lowered its pricing during the quarter due to the overall decrease in market interest rates.  In addition to the decline in MemoryBank balances, the Bank also had a $37 million deposit outflow from one money-market client.  At this time, management does not anticipate this large deposit will be replaced by this one client in the foreseeable future.

Federal Home Loan Bank Advances

As the overall increase in deposits outpaced the overall increase in interest-earning assets for the first quarter of 2020, FHLB advances declined by $178 million from December 31, 2019 to March 31, 2020. The Bank held $125 million in overnight advances at a rate of 0.14% as of March 31, 2020, compared to $200 million in overnight advances at a rate of 1.63% at December 31, 2019.   The usage of overnight FHLB advances is expected to continue to fluctuate based on the overall usage rates for the Bank’s warehouse lines of credit, which are also tied to short-term repricing indices, as well as current favorable deposit gathering trends.

The Bank currently borrows from the FHLB substantially on an overnight basis due to its current interest rate risk position.  The overall use and types of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. Because of the Bank’s current interest rate position, management expects the Company will continue to predominately borrow on an overnight basis from the FHLB.  If a meaningful amount of the Bank’s loan originations in the future have repricing terms longer than five years, management could elect to borrow additional longer-term funds from the FHLB to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 118% at March 31, 2020 and 126% at December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents on-hand of $316 million and $385 million.  The Bank also had available borrowing capacity of $409 million and $259 million from the FHLB at March 31, 2020 and December 31, 2019.  In addition, the Bank’s liquidity resources included unencumbered debt securities of $451 million and $304 million as of March 31, 2020 and December 31, 2019 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2020 and December 31, 2019, these pledged investment securities had a fair value of $155 million and $230 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2020, the Bank had approximately $1.1 billion in deposits from 180 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $464 million, or 11%, of the Company’s total deposit balances at March 31, 2020.  These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached and, periodically during each quarter, has fallen short of its Board-approved minimum internal policy limits for liquidity management. Most recently, the Bank has experienced a significant increase in its outstanding Warehouse line-of-credit balances.  Because management deems this increase in Warehouse balances to not be long-term in nature and the Bank is asset sensitive for its interest rate risk position, it has elected to utilize overnight borrowings from the FHLB in order to fund these outstanding balances.  While the Bank was in compliance with all Board-approved liquidity policies as of March 31, 2020, it was not always within policy parameters for each day of the quarter.  The Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future and will also likely utilize much of its FHLB borrowing capacity or short-term brokered deposits to fund the current spike in Warehouse balances.

In addition to its typical operations which impacts liquidity, the COVID-19 pandemic could create both substantially positive and negative impacts to the Bank’s liquidity over the short-term and long-term.  The overall impact to Bank’s liquidity over the long-term will likely depend heavily on the length of the economy’s shut-down.

A near-term positive to the Bank’s liquidity is the apparent flight to safety by its clients and the increase in the Bank’s deposit balances. Management is uncertain as to how long these deposit balances might stay in the Bank, however, as a protracted shut-down of the economy could put a financial strain on the Banks’ clients requiring them to drawdown their deposit funds in order to meet their own liquidity demands.

Also negatively impacting the Bank’s liquidity in the near term is the demand for the SBA’s PPP program. As of April 30, 2020, the Bank had originated approximately $436 million of these loans, with another $86 million in its pipeline. The Bank did begin participating in the Federal Reserve’s PPPLF on April 24, 2020.  Under the PPLF program, the Bank can fully fund these loans on a dollar-for-dollar basis at a borrowing rate of 0.35%.  While management believes that a full-funding of the PPP loans will be available to the Bank through the PPPLF program until these loans are forgiven by the SBA or paid off by the borrower over their two-year terms, if the PPPLF program were to go away or be significantly modified for any reason during the term of the PPP loans it could be a strain on the Bank’s overall liquidity.

To further protect itself from short-term liquidity demands, the Bank did raise $100 million of broker deposits subsequent to March 31, 2020. In addition, the Bank also pledged additional collateral to the FHLB and the Federal Reserve discount window since the pandemic began, in order to fortify its liquidity position over the near term for any possible unanticipated cash-flow needs.

See additional detail regarding the impact of COVID-19 under:

•	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”
o	Footnote 17 “Subsequent Events”

•	Part II Item 1A “Risk Factors”

Capital

Total stockholders’ equity increased from $764 million at December 31, 2019 to $784 million at March 31, 2020. The increase in stockholders’ equity was primarily attributable to net income earned during 2019 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2020, RB&T could, without prior approval, declare dividends of approximately $145 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.84% at March 31, 2020 compared to 13.16% at December 31, 2019. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on April 1, 2020 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 19 — Capital Ratios (1)

	As of March 31, 2020		As of December 31, 2019
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$864,844	17.33%	$825,987	17.01%
Republic Bank & Trust Company	764,802	15.34	723,248	14.91

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$766,032	15.35%	$742,636	15.29%
Republic Bank & Trust Company	705,990	14.16	679,897	14.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$806,032	16.15%	$782,636	16.11%
Republic Bank & Trust Company	705,990	14.16	679,897	14.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$806,032	14.35%	$782,636	13.93%
Republic Bank & Trust Company	705,990	12.56	679,897	12.11

(1)

As of March 31, 2020, the Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 19 basis points lower than those presented in the table above as of March 31, 2020.

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

As of March 31, 2020,  a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2020 and ending March 31, 2021 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 20 — Bank Interest Rate Sensitivity

	Change in Rates
	(100)	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at March 31, 2020	(3.0)%	(2.4)%	(3.5)%	(4.3)%	(3.3)%
% Change from base net interest income at December 31, 2019	(4.3)%	0.9%	1.6%	1.9%	2.5%

The Bank’s dynamic simulation model run for December 2019 projected a decrease in the Bank’s net interest income for the Down 100 scenario but increases for Up 100 through Up 400. The Down 100 through Up 400 scenarios for March 2020 reflected decreases in net interest income, with these decreases more favorable in the Down 100 but less favorable in the Up 100 through Up 400 scenarios than the comparable scenarios at December 2019. The deterioration in the Up rate scenarios was generally due to the impact of an expected reduction in secondary market loan fees in a rising rate environment.  The improvement in the Down rate scenario primarily related to the amount of loans that have reached or will reach their interest rate floors, and therefore not subject to further rate reductions.

The Company’s interest rate risk projections, generally assumes parallel shifts in the yield curve across all points on the yield curve.   A flattening or inverting of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease or invert, would likely have a further negative impact on the Company’s net interest income and net interest margin. Under any interest rate scenario, however, if the Core Bank is unable to reasonably maintain its deposit balances and the cost of those deposits at acceptable levels, it will likely have a negative impact to the Core Bank’s net interest income and net interest margin.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019)” and RESULTS OF OPERATIONS (Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019).”

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

There were no changes in Republic’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Republic’s internal control over financial reporting. On January 1, 2020, Republic adopted Accounting Standards Codification 326, Financial Instruments - Credit Losses. Republic enhanced its internal controls to enable the preparation of financial information as part of the adoption. There were no significant changes to Republic’s internal control over financial reporting due to the adoption of the new standard.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. There is no proceeding pending or threatened litigation, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider the risk factor discussed below and in Republic’s 2019 Form 10-K, which could materially affect its business, financial condition or future results.

The COVID-19 pandemic and the public’s response to this pandemic present unique risks to the Company’s operations and the markets it serves. The Company’s operations and the markets it serves have been and will continue to be significantly impacted by the COVID-19 pandemic and the public’s response to this pandemic. The following are relevant to the Company and its operations:

•

Adverse Economic Conditions – COVID-19 has led to a curtailment or suspension of social and economic activity in many areas of the U.S., including areas where the Bank operates. The length and breadth of these negative economic conditions is currently unknown.  These conditions are expected to continue to have a significant negative impact on the Bank’s ability and willingness to offer its traditional loan products.  Instead of the Bank’s traditional products, government-backed financial products, such as the SBA’s PPP program, have been and are expected to continue to be a strong focus of the Bank’s operations in the near term.  Government-backed products may be substantially less profitable than the Bank’s traditional products. Additionally, these economic conditions may lead to the impairment of the Company’s intangible assets, including its goodwill and MSRs.

•

Loan and Credit Losses – COVID-19 has led to the closure of businesses deemed non-essential by various jurisdictions, with many businesses ceasing or substantially reducing operations. Employees for many businesses have been and may continue to be furloughed or laid off. The Bank’s credit delinquencies and losses may rise steeply due to these events. Specifically, concentrations of credit in certain markets and in certain industries currently are and may continue to be more susceptible to delinquency and loss.

o

Geographic Concentrations – COVID-19 has impacted certain areas of the U.S. harder than others. The Company’s market footprint is primarily in Kentucky, Florida, Ohio, Tennessee, and Indiana. These areas may be more susceptible to economic hardship in the near term.

o

Industry Concentrations – The Bank lends to clients in industries that have been deemed “non-essential” or that have had their business models upended by the pandemic. Further economic damage to these clients may leave them unable to service their debt with the Bank.

o

Warehouse Lending – Through its Warehouse Lending segment, the Bank maintains a significant concentration of loans in the form of short-term, revolving credit facilities to mortgage bankers across the U.S. The Bank’s Warehouse Lending clients may face increased stress on their liquidity and overall financial condition due to their mortgage-servicing obligations. Such increased stress may lead to default on their underlying credit facility with the Bank.

o

Borrower Relief –   In response to the pandemic, the Bank has suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and is offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business and personal lending customers, and future governmental actions may require these and other types of customer-related responses.

•

Reliance on Forecasted Information – The Company’s model for estimating credit losses relies on forecasted economic projections.  Such projections could be materially inaccurate, with different projections leading to a material adverse impact on the Company’s financial position and results of operations.

•

Capital and Liquidity – A prolonged period of economic stress leading to increased borrower defaults and corresponding servicing obligations could substantially weaken the Company’s capital and liquidity. As a result, the Company may lose access to capital markets and may need to suspend paying dividends.

•

Interconnectedness of Financial Institutions – The Company depends on other financial institutions. Negative events or publicity for other financial institutions may flow to the Bank due the interconnectedness of the financial industry.

•	Governmental Restrictions on Operations – Certain loan collection efforts, such as loan foreclosures, have been and may continue to be prohibited by legal or regulatory bodies.

•	Real Estate Market and Real Estate Lending – The COVID-19 pandemic may lead to a drop in real estate values and reduced demand for commercial and residential real estate.

•	Ability of Key Personnel to Perform Their Duties – Key Company personnel may be personally and directly impacted by COVID-19 and may be unable to perform their duties.

•	Cybersecurity – The Company and its third-party service providers have been and may continue to be subject to a heightened risk of cyber attacks due to the number of employees working remotely.

•

Consumer Behavior – Consumers may behave differently in the aftermath of the pandemic, placing less value on face-to-face interaction.  The Bank is a community bank that places high value on personal connection.

•	Reliance on Third Parties – The Company’s third-party service providers may be unable to meet their service level commitments to the Company.

•

Negative Interest Rates – Speculation has been building regarding the COVID-19 conditions leading to negative interest rates in the U.S. The Bank has not traditionally modeled the impact of negative interest rates and this condition would be substantially negative to the Company’s financial performance.

•	Stock Price Fluctuations – The Company has and could continue to experience higher than historical volatility in its stock price as a direct result of COVID-19 driven economic conditions.

•	Business Interruption Insurance – Business interruption insurance may fail to cover material COVID-19 related costs of the Company.

•	Increased Litigation Risk – The Bank may experience an increase in litigation stemming from the COVID-19 pandemic.

•	Company Reputation – The Company and the Bank’s reputation could be negatively impacted by the public’s perception of how the Company and Bank have operated during the pandemic.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2020 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—
February 1 - February 29	—	—	—
March 1 - March 31	85,437	33.37	85,437
Total	85,437	$33.37	85,437	87,423

The Company repurchased  85,437 shares during the first quarter of 2020. In addition, in connection with employee stock awards, there were 5,333 shares withheld upon award of Performance Stock Units to cover withholding taxes and 1,067 shares withheld upon exercise of stock options to cover withholding taxes and the exercise price. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2020, the Company had 87,423 shares that could be repurchased under its current share repurchase programs.

During the first quarter of 2020, there were 6,561 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion credit loss expense option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan

10.2

Agreement of Employment dated April 24, 2020, between Republic Bank & Trust Company and Logan Pichel (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 5, 2020 (Commission File Number: 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 and (v) Notes to Consolidated Financial Statements

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: May 8, 2020	/s/ Steven E. Trager
By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: May 8, 2020	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer