Form 10-Q
period 2020-06-30
REPUBLIC BANCORP INC /KY/
filed 2020-08-07
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

◻ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☒ No

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2020, was 18,708,244 and 2,199,804.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments
COVID-19	Coronavirus Disease of 2019
CRE	Commercial Real Estate
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PCI	Purchased Credit Impaired
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
PPPLF	The FRB's Paycheck Protection Program Liquidity Facility
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
R&D	Research and Development
RB&T / the Bank	Republic Bank & Trust Company
RBCT	Republic Bancorp Capital Trust
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
SVP	Senior Vice President
TCJA	2017 Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TPS	Trust Preferred Securities
TRS	Tax Refund Solutions segment
TRUP	TPS Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	June 30,	December 31,
	2020	2019
ASSETS

Cash and cash equivalents	$560,195	$385,303
Available-for-sale debt securities, at fair value (amortized cost of $473,971 in 2020 and $467,122 in 2019, allowance for credit losses of $126 in 2020 and $0 in 2019)	486,847	471,355
Held-to-maturity debt securities (fair value of $56,266 in 2020 and $63,156 in 2019, allowance for credit losses of $147 in 2020 and $0 in 2019)	55,745	62,531
Equity securities with readily determinable fair value	3,015	3,188
Mortgage loans held for sale, at fair value	40,028	19,224
Consumer loans held for sale, at fair value	164	598
Consumer loans held for sale, at the lower of cost or fair value	12,800	11,646
Loans (loans carried at fair value of $667 in 2020 and $998 in 2019)	5,065,092	4,433,151
Allowance for credit losses	(55,097)	(43,351)
Loans, net	5,009,995	4,389,800
Federal Home Loan Bank stock, at cost	25,629	30,831
Premises and equipment, net	42,753	46,196
Right-of-use assets	34,450	35,206
Goodwill	16,300	16,300
Other real estate owned	2,194	113
Bank owned life insurance	67,217	66,433
Other assets and accrued interest receivable	103,243	81,595

TOTAL ASSETS	$6,460,575	$5,620,319

LIABILITIES

Deposits:
Noninterest-bearing	$1,821,400	$1,033,379
Interest-bearing	3,196,685	2,752,629
Total deposits	5,018,085	3,786,008

Securities sold under agreements to repurchase and other short-term borrowings	177,397	167,617
Operating lease liabilities	35,571	36,530
Federal Reserve Paycheck Protection Program Liquidity Facility	169,209	—
Federal Home Loan Bank advances	137,500	750,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	85,954	74,680

Total liabilities	5,664,956	4,856,075

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,898	4,907
Additional paid in capital	142,813	142,068
Retained earnings	638,282	614,171
Accumulated other comprehensive income	9,626	3,098

Total stockholders’ equity	795,619	764,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,460,575	$5,620,319

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME:
Loans, including fees	$54,185	$60,211	$131,698	$137,039
Taxable investment securities	2,712	3,284	5,495	6,875
Federal Home Loan Bank stock and other	194	2,169	1,057	4,383
Total interest income	57,091	65,664	138,250	148,297

INTEREST EXPENSE:
Deposits	3,647	6,903	9,949	13,651
Securities sold under agreements to repurchase and other short-term borrowings	17	330	136	751
Federal Reserve Payment Protection Plan Liquidity Facility	105	—	105	—
Federal Home Loan Bank advances	822	4,062	2,470	6,792
Subordinated note	295	423	647	858
Total interest expense	4,886	11,718	13,307	22,052

NET INTEREST INCOME	52,205	53,946	124,943	126,245
Provision for expected credit loss expense	6,534	4,460	29,294	21,691
NET INTEREST INCOME AFTER PROVISION	45,671	49,486	95,649	104,554

NONINTEREST INCOME:
Service charges on deposit accounts	2,451	3,598	5,587	6,901
Net refund transfer fees	2,913	3,629	18,736	20,729
Mortgage banking income	8,398	2,416	13,193	3,955
Interchange fee income	2,808	3,257	5,360	6,014
Program fees	1,138	1,037	3,762	2,111
Increase in cash surrender value of bank owned life insurance	395	377	784	759
Net gains on other real estate owned	1	90	4	220
Other	647	721	1,894	1,853
Total noninterest income	18,751	15,125	49,320	42,542

NONINTEREST EXPENSE:
Salaries and employee benefits	26,324	25,286	52,946	50,362
Occupancy and equipment, net	6,715	6,472	13,561	13,056
Communication and transportation	1,353	1,071	2,642	2,232
Marketing and development	1,018	1,278	1,851	2,380
FDIC insurance expense	299	295	299	743
Bank franchise tax expense	914	935	3,420	3,431
Data processing	2,753	2,217	5,292	4,313
Interchange related expense	1,173	1,302	2,249	2,617
Supplies	539	582	991	1,066
Other real estate owned and other repossession expense	21	148	39	194
Legal and professional fees	1,025	844	2,262	1,730
Other	2,691	2,998	6,242	6,813
Total noninterest expense	44,825	43,428	91,794	88,937

INCOME BEFORE INCOME TAX EXPENSE	19,597	21,183	53,175	58,159
INCOME TAX EXPENSE	3,793	3,176	10,674	10,636
NET INCOME	$15,804	$18,007	$42,501	$47,523

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.77	$0.86	$2.04	$2.29
Class B Common Stock	0.69	0.79	1.86	2.08

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.76	$0.86	$2.04	$2.28
Class B Common Stock	0.69	0.78	1.85	2.07

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$15,804	$18,007	$42,501	$47,523

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives used for cash flow hedges	(10)	(146)	(171)	(215)
Reclassification amount for net derivative losses (gains) realized in income	79	(13)	108	(32)
Change in unrealized gain on AFS debt securities	1,099	2,014	8,876	5,673
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	(108)	(1)	(107)	(34)
Total other comprehensive income before income tax	1,060	1,854	8,706	5,392
Tax effect	(265)	(389)	(2,178)	(1,133)
Total other comprehensive income, net of tax	795	1,465	6,528	4,259

COMPREHENSIVE INCOME	$16,599	$19,472	$49,029	$51,782

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2020

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2020	18,687	2,200	$4,890	$141,928	$628,397	$8,831	$784,046

Net income	—	—	—	—	15,804	—	15,804
Net change in accumulated other comprehensive income	—	—	—	—	—	795	795
Dividends declared on Common Stock:
Class A Shares ($0.286 per share)	—	—	—	—	(5,347)	—	(5,347)
Class B Shares ($0.260 per share)	—	—	—	—	(572)	—	(572)
Stock options exercised, net of shares withheld	17	—	7	291	—	—	298
Net change in notes receivable on Class A Common Stock	—	—	—	84	—	—	84
Deferred compensation - Class A Common Stock:
Directors	—	—	—	71	—	—	71
Designated key employees	—	—	—	134	—	—	134
Employee stock purchase plan - Class A Common Stock	4	—	1	135	—	—	136
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	—	—	—	60	—	—	60
Stock options	—	—	—	110	—	—	110

Balance, June 30, 2020	18,708	2,200	$4,898	$142,813	$638,282	$9,626	$795,619

	Three Months Ended June 30, 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, April 1, 2019	18,698	2,213	$4,899	$141,206	$569,189	$1,797	$717,091

Net income	—	—	—	—	18,007	—	18,007
Net change in accumulated other comprehensive income	—	—	—	—	—	1,465	1,465
Dividends declared on Common Stock:
Class A Shares ($0.264 per share)	—	—	—	—	(4,932)	—	(4,932)
Class B Shares ($0.240 per share)	—	—	—	—	(530)	—	(530)
Stock options exercised, net of shares withheld	34	—	8	(110)	—	—	(102)
Repurchase of Class A Common Stock	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(158)	—	—	(158)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	41	—	—	41
Designated key employees	—	—	—	58	—	—	58
Employee stock purchase plan - Class A Common Stock	2	—	—	114	—	—	114
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	1	—	—	295	—	—	295
Stock options	—	—	—	79	—	—	79

Balance, June 30, 2019	18,740	2,208	$4,907	$141,525	$581,734	$3,262	$731,428

	Six Months Ended June 30, 2020
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2020	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	42,501	—	42,501
Net change in accumulated other comprehensive income	—	—	—	—	—	6,528	6,528
Dividends declared on Common Stock:
Class A Shares ($0.572 per share)	—	—	—	—	(10,705)	—	(10,705)
Class B Shares ($0.520 per share)	—	—	—	—	(1,144)	—	(1,144)
Stock options exercised, net of shares withheld	19	—	8	248	—	—	256
Conversion of Class B to Class A Common Shares	6	(6)	—	—	—	—	—
Repurchase of Class A Common Stock	(86)	—	(20)	(582)	(2,250)	—	(2,852)
Net change in notes receivable on Class A Common Stock	—	—	—	114	—	—	114
Deferred compensation - Class A Common Stock:
Directors	4	—	—	150	—	—	150
Designated key employees	—	—	—	277	—	—	277
Employee stock purchase plan - Class A Common Stock	9	—	2	289	—	—	291
Stock-based awards - Class A Common Stock:
Performance stock units	18	—	—	(200)	—	—	(200)
Restricted stock	1	—	1	247	—	—	248
Stock options	—	—	—	202	—	—	202

Balance, June 30, 2020	18,708	2,200	$4,898	$142,813	$638,282	$9,626	$795,619

	Six Months Ended June 30, 2019
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2019	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	47,523	—	47,523
Net change in accumulated other comprehensive income	—	—	—	—	—	4,259	4,259
Dividends declared on Common Stock:
Class A Shares ($0.528 per share)	—	—	—	—	(9,865)	—	(9,865)
Class B Shares ($0.480 per share)	—	—	—	—	(1,061)	—	(1,061)
Stock options exercised, net of shares withheld	34	—	8	(110)	—	—	(102)
Repurchase of Class A Common Stock	5	(5)	—	—	—	—	—
Conversion of Class B to Class A Common Shares	(8)	—	(1)	(376)	(2)	—	(379)
Net change in notes receivable on Class A Common Stock	—	—	—	(192)	—	—	(192)
Deferred compensation - Class A Common Stock:
Directors	5	—	—	106	—	—	106
Designated key employees	—	—	—	226	—	—	226
Employee stock purchase plan - Class A Common Stock	5	—	—	235	—	—	235
Stock-based awards - Class A Common Stock:
Performance stock units	23	—	—	(57)	—	—	(57)
Restricted stock	1	—	—	475	—	—	475
Stock options	—	—	—	200	—	—	200

Balance, June 30, 2019	18,740	2,208	$4,907	$141,525	$581,734	$3,262	$731,428

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$42,501	$47,523
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on investment securities	732	(21)
Net accretion on loans and amortization of core deposit intangible and operating lease components	(2,383)	(1,833)
Unrealized (gains) losses on equity securities with readily determinable fair value	173	(448)
Depreciation of premises and equipment	5,041	4,572
Amortization of mortgage servicing rights	1,593	733
Impairment of mortgage servicing rights	100	—
Provision for on-balance sheet exposures	29,294	21,691
Provision for off-balance sheet exposures	180	—
Net gain on sale of mortgage loans held for sale	(13,504)	(3,478)
Origination of mortgage loans held for sale	(343,941)	(122,696)
Proceeds from sale of mortgage loans held for sale	336,641	121,262
Net gain on sale of consumer loans held for sale	(3,006)	(2,618)
Origination of consumer loans held for sale	(282,612)	(346,413)
Proceeds from sale of consumer loans held for sale	284,898	324,260
Net gain realized on sale of other real estate owned	(4)	(220)
Impairment of premises held for sale	—	132
Deferred compensation expense - Class A Common Stock	427	332
Stock-based awards expense- Class A Common Stock	250	618
Net gain on sale of bank premises and equipment	(353)	—
Increase in cash surrender value of bank owned life insurance	(784)	(759)
Net change in other assets and liabilities:
Accrued interest receivable	1,765	(774)
Accrued interest payable	(1,685)	491
Other assets	(4,465)	581
Other liabilities	(9,486)	(7,775)
Net cash provided by operating activities	41,372	35,160

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(138,894)	—
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	131,323	101,051
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	6,628	1,315
Net change in outstanding warehouse lines of credit	(312,321)	(269,099)
Net change in other loans	(342,083)	(137,490)
Proceeds from redemption of Federal Home Loan Bank stock	14,202	2,102
Purchase of Federal Home Loan Bank stock	(9,000)	(2,277)
Proceeds from sales of other real estate owned	32	580
Proceeds from sale of bank premises and equipment	894	—
Net purchases of premises and equipment	(2,139)	(4,083)
Net cash used in investing activities	(651,358)	(307,901)

FINANCING ACTIVITIES:
Net change in deposits	1,232,077	257,729
Net change in securities sold under agreements to repurchase and other short-term borrowings	9,780	43,012
Net change in Federal Reserve Payment Protection Plan Lending Facility borrowings	169,209	—
Payments of Federal Home Loan Bank advances	(1,037,500)	(565,000)
Proceeds from Federal Home Loan Bank advances	425,000	670,000
Repurchase of Class A Common Stock	(2,852)	(379)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	291	235
Net proceeds from Class A Common Stock options exercised and PSUs awarded	256	(102)
Cash dividends paid	(11,383)	(10,449)
Net cash provided by financing activities	784,878	395,046

NET CHANGE IN CASH AND CASH EQUIVALENTS	174,892	122,305
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	385,303	351,474
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$560,195	$473,779

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$14,992	$21,561
Income taxes	10,008	6,726

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$2,109	$1,295
Transfers from loans held for investment to held for sale	—	124,202
Unfunded commitments in low-income-housing investments	10,000	—
Right-of-use assets recorded	2,151	40,202
Allowance for credit losses recorded upon adoption of ASC 326	7,241	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –JUNE 30, 2020 and 2019 AND DECEMBER 31, 2019 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2019.

As of June 30, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

The Company’s financial condition at June 30, 2020 and results of operation for the three and six months ended June 30, 2020 were impacted by the COVID-19 pandemic and the public’s response to it.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

●	Footnote 2 “Investment Securities”
●	Footnote 4 “Loans and Allowance for Credit Losses”
●	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2020, Republic had 42 full-service banking centers and two LPOs with locations as follows:

●	Kentucky — 28
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 3
●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Metropolitan Tampa, Florida — 8*
●	Metropolitan Cincinnati, Ohio — 2
●	Metropolitan Nashville, Tennessee — 3*

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2019 and 2020:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
●	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Provision on EAs are estimated when advances are made, with Provision for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged off loans.

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EAs product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA product offering and therefore on the Company’s financial condition and results of operations.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans and are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers in multiple states. Elevate Credit, Inc., a third-party service provider subject to the Bank’s oversight and supervision, provides the Bank with certain marketing, servicing, technology, and support services for the RCS line-of-credit program, while a separate third-party also provides customer support, servicing, and other services for the RCS line-of-credit product on the Bank’s behalf. The Bank is the lender for the RCS line-of-credit product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the RCS line-of-credit product.

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

●	RCS installment loan products – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the U.S. using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $667,000 of balances remained held for investment under this program as of June 30, 2020.

Through a new program launched in December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans, and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

The following ASUs were also adopted by the Company during the six months ended June 30, 2020:

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

Allowance for Credit Losses on Available-for-Sale Securities — For the Company’s AFS corporate bond, the Company uses third-party PD and LGD data to estimate an ACLS, which is limited by the amount that the bond’s fair value is less than its amortized cost basis.

For all other AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written-down to fair value through income. For other AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACLS is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACLS is recognized in other comprehensive income.

Changes in ACLS are recorded as a charge or credit to the Provision. Losses are charged against the ACLS when management believes the lack of collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest on AFS debt securities totaled $1 million at June 30, 2020 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $167,000 at June 30, 2020 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

The estimate of ACLS on HTM debt securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The Company classifies its HTM portfolio into the following major security types: MBS, corporate bonds, and municipal bonds. MBS securities include CMOs. Nearly all of the MBS portfolio is issued by U.S. government entities or government sponsored entities. These securities are highly rated by major rating agencies and have a long history of no credit losses. The MBS portfolio also carries ratings no lower than investment grade. The Company uses PD and LGD estimates provided by a third-party to estimate an ACLS for its corporate and municipal bond portfolios. These PD and LGD estimates are updated at least quarterly by the Company, with these estimates incorporating the most recent market expectations and forecasted information.

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $9 million at June 30, 2020 and was reported as a component of other assets on the Company’s balance sheet.

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

Purchased Credit Deteriorated Loans — The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The Company will generally classify a loan acquired in a business acquisition as PCD if it meets any of the following criteria:

●	Non-accretable discount assigned by the Bank
●	Classified by either the acquired bank or the Bank as Special Mention or Substandard
●	Nonaccrual status when purchased
●	Past due 30 days or more when purchased
●	Loans that have been at least one time over 30 days past due
●	Past maturity date when purchased
●	Select loans that are cross collateralized with any loans identified above

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

Allowance for Credit Losses on Loans — The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACLL when management believes the lack of collectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

Performing loans modified due to COVID-19 are not classified as TDRs.

●	For additional discussion regarding loans modified due to COVID-19, see Footnote 4 “Loans and Allowance for Credit Losses” in this section of the filing.

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

The ACLC is recorded as a component of other liabilities on the Company’s balance sheet. Any provision for the ACLC is recorded on the Company’s income statement as a component of other noninterest expense.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
June 30, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$137,739	$2,057	$—	$—	$139,796
Private label mortgage backed security	1,845	1,178	—	—	3,023
Mortgage backed securities - residential	263,760	9,521	—	—	273,281
Collateralized mortgage obligations	57,030	678	(110)	—	57,598
Corporate bonds	10,000	—	(225)	(126)	9,649
Trust preferred security	3,597	—	(97)	—	3,500
Total available-for-sale debt securities	$473,971	$13,434	$(432)	$(126)	$486,847

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$134,765	$59	$(184)	NA	$134,640
Private label mortgage backed security	2,210	1,285	—	NA	3,495
Mortgage backed securities - residential	253,288	2,916	(357)	NA	255,847
Collateralized mortgage obligations	63,284	258	(171)	NA	63,371
Corporate bonds	10,000	2	—	NA	10,002
Trust preferred security	3,575	425	—	NA	4,000
Total available-for-sale debt securities	$467,122	$4,945	$(712)	NA	$471,355

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
June 30, 2020 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$102	$5	$—	$107	$—
Collateralized mortgage obligations	15,338	132	(1)	15,469	—
Corporate bonds	39,991	250	(21)	40,220	(147)
Obligations of state and political subdivisions	461	9	—	470	—
Total held-to-maturity debt securities	$55,892	$396	$(22)	$56,266	$(147)

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2019 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$104	$6	$—	$110	NA
Collateralized mortgage obligations	16,970	94	(21)	17,043	NA
Corporate bonds	44,995	544	—	45,539	NA
Obligations of state and political subdivisions	462	2	—	464	NA
Total held-to-maturity debt securities	$62,531	$646	$(21)	$63,156	NA

Sales of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2020 and 2019, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2020 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
June 30, 2020 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$—	$—	$105	$105
Due from one year to five years	147,739	149,445	35,395	35,654
Due from five years to ten years	—	—	4,952	4,931
Due beyond ten years	3,597	3,500	—	—
Private label mortgage backed security	1,845	3,023	—	—
Mortgage backed securities - residential	263,760	273,281	102	107
Collateralized mortgage obligations	57,030	57,598	15,338	15,469
Total debt securities	$473,971	$486,847	$55,892	$56,266

Unrealized-Loss Analysis on Debt Securities

The following table summarizes AFS debt securities in an unrealized loss position for which an ACLS had not been recorded at June 30, 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
Collateralized mortgage obligations	$8,258	$(101)	$2,971	$(9)	$11,229	(110)
Trust preferred security	3,500	(97)	—	—	3,500	(97)
Total available-for-sale debt securities	$11,758	$(198)	$2,971	$(9)	$14,729	$(207)

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

At June 30, 2020, the Bank’s security portfolio consisted of 171 securities, 14 of which were in an unrealized loss position.

At December 31, 2019, the Bank’s security portfolio consisted of 173 securities, 34 of which were in an unrealized loss position.

At June 30, 2020 and December 31, 2019, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At June 30, 2020, with the exception of the $3.0 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. At June 30, 2020 and December 31, 2019, there were gross unrealized losses of $110,000 and $528,000 related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate TRUP at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage Backed Security

The Bank owns one private label mortgage backed security with a total carrying value of $3.0 million as of June 30, 2020. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for the three and six months ended June 30, 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended June 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$126	$—	$—	$—	$—	$126
Held-to-Maturity Securities:
Corporate Bonds	171	—	(24)	—	—	147

Total	$297	$—	$(24)	$—	$—	$273

The Company reduced the ACLS on its HTM corporate bonds during the three months ended June 30, 2020 due to the maturity of one $5 million bond.

	ACLS Rollforward
	Six Months Ended June 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$126	$—	$—	$126
Held-to-Maturity Securities:
Corporate Bonds	—	51	96	—	—	147

Total	$—	$51	$222	$—	$—	$273

The Company increased the ACLS on its AFS and HTM corporate bonds during the six months ended June 30, 2020 based on higher PD and LGD estimates on these bonds resulting from economic concerns from the COVID-19 pandemic.

There were no HTM debt securities on nonaccrual or past due over 89 days as of June 30, 2020. All of the Company’s HTM corporate bonds were rated investment grade as of June 30, 2020.

There were no HTM debt securities considered collateral dependent as of June 30, 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2020	December 31, 2019

Carrying amount	$259,808	$229,700
Fair value	259,812	229,706

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$485	$—	$485
Community Reinvestment Act mutual fund	2,500	30	—	2,530
Total equity securities with readily determinable fair values	$2,500	$515	$—	$3,015

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,500	—	(26)	2,474
Total equity securities with readily determinable fair values	$2,500	$714	$(26)	$3,188

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$191	$191	$—	$126	$126
Community Reinvestment Act mutual fund	—	16	16	—	33	33
Total equity securities with readily determinable fair value	$—	$207	$207	$—	$159	$159

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(229)	$(229)	$—	$378	$378
Community Reinvestment Act mutual fund	—	56	56	—	70	70
Total equity securities with readily determinable fair value	$—	$(173)	$(173)	$—	$448	$448

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

Consumer Loans Held for Sale, at Fair Value

In December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intent to sell generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$3,431	$—	$598	$—
Origination of consumer loans held for sale	555	—	47,741	—
Proceeds from the sale of consumer loans held for sale	(3,963)	—	(49,691)	—
Net gain (loss) recognized on consumer loans held for sale	141	—	1,516	—
Balance, end of period	$164	$—	$164	$—

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its hospital receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$12,089	$12,864	$11,646	$12,838
Origination of consumer loans held for sale	86,936	200,327	234,871	346,413
Proceeds from the sale of consumer loans held for sale	(86,796)	(176,759)	(235,207)	(324,260)
Net gain on sale of consumer loans held for sale	571	1,177	1,490	2,618
Balance, end of period	$12,800	$37,609	$12,800	$37,609

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2020	December 31, 2019

Traditional Banking:
Residential real estate:
Owner occupied	$885,325	$949,568
Nonowner occupied	254,700	258,803
Commercial real estate	1,322,290	1,303,000
Construction & land development	157,254	159,702
Commercial & industrial*	904,727	477,236
Lease financing receivables	11,864	14,040
Home equity	265,266	293,186
Consumer:
Credit cards	14,265	17,836
Overdrafts	488	1,522
Automobile loans	41,059	52,923
Other consumer	78,585	68,115
Total Traditional Banking	3,935,823	3,595,931
Warehouse lines of credit**	1,029,779	717,458
Total Core Banking	4,965,602	4,313,389

Republic Processing Group**:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	289	14,365
Republic Credit Solutions	99,201	105,397
Total Republic Processing Group	99,490	119,762

Total loans***	5,065,092	4,433,151
Allowance for credit losses	(55,097)	(43,351)

Total loans, net	$5,009,995	$4,389,800

*Includes $511 million of PPP loans at June 30, 2020.

**Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

***Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	June 30, 2020	December 31, 2019

Contractually receivable	$5,063,496	$4,432,351
Unearned income	(944)	(1,139)
Unamortized premiums	279	366
Unaccreted discounts	(1,157)	(2,534)
Net unamortized deferred origination fees and costs	3,418	4,107
Carrying value of loans	$5,065,092	$4,433,151

Credit Quality Indicators

The Company’s loan segments as of June 30, 2020 remain unchanged from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following tables include loans by segment and risk category. Risk categories, which are based on the Bank’s internal analyses, are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, for non-revolving loans originated after 2016, loans are also classified by origination year. Loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of June 30, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$90,354	$166,133	$108,759	$87,604	$404,104	$—	$—	$856,954
Special Mention	—	—	46	1,627	9,826	—	—	11,499
Substandard	—	1,543	822	691	13,816	—	—	16,872
Doubtful	—	—	—	—	—	—	—	—
Total	$90,354	$167,676	$109,627	$89,922	$427,746	$—	$—	$885,325

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$23,599	$74,957	$52,683	$50,441	$51,297	$—	$—	$252,977
Special Mention	300	—	—	—	158	—	—	458
Substandard	—	539	—	—	726	—	—	1,265
Doubtful	—	—	—	—	—	—	—	—
Total	$23,899	$75,496	$52,683	$50,441	$52,181	$—	$—	$254,700

Commercial real estate:
Risk Rating
Pass or not rated	$116,710	$328,746	$209,251	$217,425	$398,039	$—	$36,887	$1,307,058
Special Mention	878	—	—	—	2,883	—	2,846	6,607
Substandard	2,964	—	—	1,222	4,439	—	—	8,625
Doubtful	—	—	—	—	—	—	—	—
Total	$120,552	$328,746	$209,251	$218,647	$405,361	$—	$39,733	$1,322,290

Construction and land development:
Risk Rating
Pass or not rated	$55,961	$55,460	$16,050	$11,719	$15,455	$—	$—	$154,645
Special Mention	—	2,421	—	—	—	—	—	2,421
Substandard	—	188	—	—	—	—	—	188
Doubtful	—	—	—	—	—	—	—	—
Total	$55,961	$58,069	$16,050	$11,719	$15,455	$—	$—	$157,254

Commercial and industrial:
Risk Rating
Pass or not rated	$594,084	$149,970	$50,438	$49,358	$56,571	$2,087	$—	$902,508
Special Mention	450	—	150	—	35	—	—	635
Substandard	21	490	118	—	201	754	—	1,584
Doubtful	—	—	—	—	—	—	—	—
Total	$594,555	$150,460	$50,706	$49,358	$56,807	$2,841	$—	$904,727

Lease financing receivables:
Risk Rating
Pass or not rated	$711	$4,602	$2,510	$3,232	$809	$—	$—	$11,864
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$711	$4,602	$2,510	$3,232	$809	$—	$—	$11,864

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$262,318	$—	$262,318
Special Mention	—	—	—	—	—	128	—	128
Substandard	—	—	—	—	—	2,820	—	2,820
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$265,266	$—	$265,266

Consumer:
Risk Rating
Pass or not rated	$17,151	$48,923	$29,201	$11,644	$12,524	$14,402	$—	$133,845
Special Mention	—	—	—	—	—	11	—	11
Substandard	—	38	64	199	240	—	—	541
Doubtful	—	—	—	—	—	—	—	—
Total	$17,151	$48,961	$29,265	$11,843	$12,764	$14,413	$—	$134,397

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of June 30, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$1,029,779	$—	$1,029,779
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$1,029,779	$—	$1,029,779

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$77	$—	$77
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	212	—	212
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$289	$—	$289

RCS:
Risk Rating
Pass or not rated	$7,098	$8,596	$3,622	$1,677	$2,779	$74,734	$—	$98,506
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	695	—	695
Doubtful	—	—	—	—	—	—	—	—
Total	$7,098	$8,596	$3,622	$1,677	$2,779	$75,429	$—	$99,201

Grand Total:
Risk Rating
Pass or not rated	$905,668	$837,387	$472,514	$433,100	$941,578	$1,383,397	$36,887	$5,010,531
Special Mention	1,628	2,421	196	1,627	12,902	139	2,846	21,759
Substandard	2,985	2,798	1,004	2,112	19,422	4,481	—	32,802
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$910,281	$842,606	$473,714	$436,839	$973,902	$1,388,017	$39,733	$5,065,092

December 31, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$12,153	$14,441	$—	$140	$1,281	$28,015
Nonowner occupied	—	487	1,285	—	—	—	1,772
Commercial real estate	1,286,623	4,623	11,123	—	631	—	1,303,000
Construction & land development	157,165	2,339	198	—	—	—	159,702
Commercial & industrial	473,094	2,152	1,968	—	22	—	477,236
Lease financing receivables	14,040	—	—	—	—	—	14,040
Home equity	—	—	3,276	—	4	6	3,286
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	247	—	—	—	247
Other consumer	—	—	351	—	—	2	353
Total Traditional Banking	1,930,922	21,754	32,889	—	797	1,289	1,987,651
Warehouse lines of credit	717,458	—	—	—	—	—	717,458
Total Core Banking	2,648,380	21,754	32,889	—	797	1,289	2,705,109

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	53	—	—	—	53
Republic Credit Solutions	—	—	355	—	—	—	355
Total Republic Processing Group	—	—	408	—	—	—	408

Total rated loans	$2,648,380	$21,754	$33,297	$—	$797	$1,289	$2,705,517

*The above table excludes all non-classified residential real estate, home equity and consumer loans.

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended June 30,
	2020					2019
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,387	$(127)	$—	$43	$9,303	$5,801	$(442)	$(367)	$221	$5,213
Nonowner occupied	2,165	107	—	2	2,274	1,720	48	(1)	8	1,775
Commercial real estate	13,381	3,187	(270)	2	16,300	10,235	329	—	2	10,566
Construction & land development	4,536	404	—	—	4,940	2,443	467	—	—	2,910
Commercial & industrial	2,541	15	(192)	41	2,405	3,235	983	—	3	4,221
Lease financing receivables	133	(8)	—	—	125	150	31	—	—	181
Home equity	5,290	(178)	—	12	5,124	3,337	(221)	—	8	3,124
Consumer:
Credit cards	978	16	(71)	5	928	1,079	14	(76)	11	1,028
Overdrafts	758	(189)	(159)	78	488	892	250	(299)	51	894
Automobile loans	546	(74)	—	1	473	768	(61)	—	1	708
Other consumer	839	(49)	(8)	35	817	512	29	(48)	56	549
Total Traditional Banking	40,554	3,104	(700)	219	43,177	30,172	1,427	(791)	361	31,169
Warehouse lines of credit	2,126	449	—	—	2,575	1,397	417	—	—	1,814
Total Core Banking	42,680	3,553	(700)	219	45,752	31,569	1,844	(791)	361	32,983

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	15,270	4,305	(19,575)	—	—	13,381	39	(13,425)	5	—
Other TRS loans	95	143	(28)	1	211	149	353	(264)	(6)	232
Republic Credit Solutions	12,386	(1,443)	(2,008)	199	9,134	12,862	2,224	(2,683)	365	12,768
Total Republic Processing Group	27,751	3,005	(21,611)	200	9,345	26,392	2,616	(16,372)	364	13,000

Total	$70,431	$6,558	$(22,311)	$419	$55,097	$57,961	$4,460	$(17,163)	$725	$45,983

	ACLL Rollforward
	Six Months Ended June 30,
	2020						2019
	Beginning	ASC 326		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$4,729	$4,199	$320	$(27)	$82	$9,303	$6,035	$(697)	$(384)	$259	$5,213
Nonowner occupied	1,737	148	385	—	4	2,274	1,662	178	(73)	8	1,775
Commercial real estate	10,486	273	5,338	(270)	473	16,300	10,030	532	—	4	10,566
Construction & land development	2,152	1,447	1,341	—	—	4,940	2,555	355	—	—	2,910
Commercial & industrial	2,882	(1,318)	989	(192)	44	2,405	2,873	1,343	—	5	4,221
Lease financing receivables	147	—	(22)	—	—	125	158	23	—	—	181
Home equity	2,721	1,652	664	—	87	5,124	3,477	(378)	(13)	38	3,124
Consumer:
Credit cards	1,020	33	38	(177)	14	928	1,140	79	(226)	35	1,028
Overdrafts	1,169	—	(311)	(503)	133	488	1,102	269	(593)	116	894
Automobile loans	612	(7)	(153)	(8)	29	473	724	(23)	—	7	708
Other consumer	550	307	(142)	(45)	147	817	591	(65)	(114)	137	549
Total Traditional Banking	28,205	6,734	8,447	(1,222)	1,013	43,177	30,347	1,616	(1,403)	609	31,169
Warehouse lines of credit	1,794	—	781	—	—	2,575	1,172	642	—	—	1,814
Total Core Banking	29,999	6,734	9,228	(1,222)	1,013	45,752	31,519	2,258	(1,403)	609	32,983

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	19,533	(19,575)	42	—	—	13,420	(13,425)	5	—
Other TRS loans	234	—	48	(72)	1	211	107	406	(281)	—	232
Republic Credit Solutions	13,118	—	263	(4,717)	470	9,134	13,049	5,607	(6,507)	619	12,768
Total Republic Processing Group	13,352	—	19,844	(24,364)	513	9,345	13,156	19,433	(20,213)	624	13,000

Total	$43,351	$6,734	$29,072	$(25,586)	$1,526	$55,097	$44,675	$21,691	$(21,616)	$1,233	$45,983

The cumulative loss rate used as the basis for the estimate of ACLL at June 30, 2020 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2019, adjusted for current and forecasted conditions that consider the economic impact of the COVID-19 pandemic and the public’s response to it. The U.S. unemployment rate rose from 4.4% in March 2020 to 11.1% in June 2020. As of June 30, 2020 the Company forecasted for the upcoming year that the U.S. unemployment rate would remain above 8%, and the Company’s loan losses would rise to levels consistent with this continued elevated level of U.S. unemployment. Furthermore, it is management’s expectation that the Company’s loss rates will immediately revert back after this one-year forecast to long-term historical averages, which include periods of economic expansion and contraction.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	June 30, 2020	December 31, 2019

Loans on nonaccrual status*	$19,884	$23,332
Loans past due 90-days-or-more and still on accrual**	535	157
Total nonperforming loans	20,419	23,489
Other real estate owned	2,194	113
Total nonperforming assets	$22,613	$23,602

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.40%	0.53%
Nonperforming assets to total loans (including OREO)	0.45	0.53
Nonperforming assets to total assets	0.35	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.40%	0.54%
Nonperforming assets to total loans (including OREO)	0.44	0.54
Nonperforming assets to total assets	0.36	0.43
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

Traditional Banking:
Residential real estate:
Owner occupied	$14,106	$12,220	$—	$—
Nonowner occupied	952	623	—	—
Commercial real estate	881	6,865	—	—
Construction & land development	—	143	—	—
Commercial & industrial	1,563	1,424	—	—
Lease financing receivables	—	—	—	—
Home equity	2,209	1,865	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	152	179	—	—
Other consumer	21	13	—	—
Total Traditional Banking	19,884	23,332	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,884	23,332	—	—

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	182	53
Republic Credit Solutions	—	—	353	104
Total Republic Processing Group	—	—	535	157

Total	$19,884	$23,332	$535	$157

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Six Months Ended
	As of June 30, 2020			June 30, 2020	June 30, 2020

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,999	$11,107	$14,106	$169	$380
Nonowner occupied	—	952	952	2	4
Commercial real estate	611	270	881	13	686
Construction & land development	—	—	—	—	—
Commercial & industrial	—	1,563	1,563	3	9
Lease financing receivables	—	—	—	—	—
Home equity	133	2,076	2,209	14	14
Consumer	107	66	173	2	2
Total	$3,850	$16,034	$19,884	$203	$1,095

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,527	$576	$2,111	$4,214	$881,111	$885,325
Nonowner occupied	—	—	539	539	254,161	254,700
Commercial real estate	—	—	543	543	1,321,747	1,322,290
Construction & land development	—	—	—	—	157,254	157,254
Commercial & industrial	—	490	872	1,362	903,365	904,727
Lease financing receivables	—	—	—	—	11,864	11,864
Home equity	397	23	633	1,053	264,213	265,266
Consumer:
Credit cards	2	5	—	7	14,258	14,265
Overdrafts	91	3	—	94	394	488
Automobile loans	—	12	15	27	41,032	41,059
Other consumer	3	19	—	22	78,563	78,585
Total Traditional Banking	2,020	1,128	4,713	7,861	3,927,962	3,935,823
Warehouse lines of credit	—	—	—	—	1,029,779	1,029,779
Total Core Banking	2,020	1,128	4,713	7,861	4,957,741	4,965,602

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	77	182	259	30	289
Republic Credit Solutions	4,371	1,202	353	5,926	93,275	99,201
Total Republic Processing Group	4,371	1,279	535	6,185	93,305	99,490

Total	$6,391	$2,407	$5,248	$14,046	$5,051,046	$5,065,092
Delinquency ratio***	0.13%	0.05%	0.10%	0.28%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2019	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,460	$1,153	$1,821	$4,434	$945,134	$949,568
Nonowner occupied	—	—	539	539	258,264	258,803
Commercial real estate	155	—	3,145	3,300	1,299,700	1,303,000
Construction & land development	—	—	—	—	159,702	159,702
Commercial & industrial	200	128	1,027	1,355	475,881	477,236
Lease financing receivables	—	—	—	—	14,040	14,040
Home equity	1,810	166	942	2,918	290,268	293,186
Consumer:
Credit cards	80	75	—	155	17,681	17,836
Overdrafts	278	4	1	283	1,239	1,522
Automobile loans	16	15	18	49	52,874	52,923
Other consumer	2	6	1	9	68,106	68,115
Total Traditional Banking	4,001	1,547	7,494	13,042	3,582,889	3,595,931
Warehouse lines of credit	—	—	—	—	717,458	717,458
Total Core Banking	4,001	1,547	7,494	13,042	4,300,347	4,313,389

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	35	31	53	119	14,246	14,365
Republic Credit Solutions	6,054	1,485	104	7,643	97,754	105,397
Total Republic Processing Group	6,089	1,516	157	7,762	112,000	119,762

Total	$10,090	$3,063	$7,651	$20,804	$4,412,347	$4,433,151
Delinquency ratio***	0.23%	0.07%	0.17%	0.47%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2020:

	Secured	Secured
June 30, 2020	by Real	by Personal
(dollars in thousands)	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$17,044	$—
Nonowner occupied	1,423	—
Commercial real estate	8,571	—
Construction & land development	138	—
Commercial & industrial	—	1,601
Lease financing receivables	—	—
Home equity	2,841	—
Consumer	—	523
Total Traditional Banking	$30,017	$2,124

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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019 and for the three and six months ended June 30, 2019. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Six Months Ended
	December 31, 2019			June 30, 2019			June 30, 2019
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	ACLL	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated ACLL:
Residential real estate:
Owner occupied	$14,768	$13,893	$—	$11,768	$70	$—	$11,540	$139	$—
Nonowner occupied	1,515	1,448	—	1,424	17	—	1,733	34	—
Commercial real estate	15,028	12,547	—	3,573	23	—	3,917	47	—
Construction & land development	198	198	—	30	1	—	20	1	—
Commercial & industrial	3,308	1,792	—	622	—	—	616	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	3,107	3,023	—	1,591	12	—	1,352	23	—
Consumer	206	160	—	27	1	—	28	1	—
Impaired loans with allocated ACLL:
Residential real estate:
Owner occupied	12,954	12,911	1,392	14,464	121	—	14,910	240	—
Nonowner occupied	—	—	—	216	41	—	162	—	—
Commercial real estate	3,228	3,228	432	3,951	—	—	4,106	83	—
Construction & land development	—	—	—	32	—	—	43	—	—
Commercial & industrial	197	197	22	2,662	7	—	1,913	15	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Home equity	263	263	174	480	2	—	510	4	—
Consumer	701	690	492	505	4	—	520	10	—
Total impaired loans	$55,473	$50,350	$2,512	$41,345	$299	$—	$41,370	$597	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2020 and December 31, 2019, $5 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	60	$4,684	130	$12,901	190	$17,585
Commercial real estate	2	271	6	6,788	8	7,059
Construction & land development	—	—	1	50	1	50
Commercial & industrial	2	319	5	807	7	1,126
Consumer	1	9	2,132	650	2,133	659
Total troubled debt restructurings	65	$5,283	2,274	$21,196	2,339	$26,479

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	53	$4,402	141	$15,368	194	$19,770
Commercial real estate	4	4,040	9	4,885	13	8,925
Construction & land development	—	—	1	54	1	54
Commercial & industrial	4	1,424	3	22	7	1,446
Consumer	—	—	1,613	586	1,613	586
Total troubled debt restructurings	61	$9,866	1,767	$20,915	1,828	$30,781

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2020 and December 31, 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$862	—	$—	1	$862
Rate reduction	109	11,660	6	389	115	12,049
Principal deferral	8	835	1	163	9	998
Legal modification	56	3,111	9	565	65	3,676
Total residential TDRs	174	16,468	16	1,117	190	17,585

Commercial related and construction/land development loans:
Interest only payments	2	1,393	—	—	2	1,393
Rate reduction	3	1,110	1	45	4	1,155
Principal deferral	6	4,589	1	225	7	4,814
Legal modification	—	—	3	873	3	873
Total commercial TDRs	11	7,092	5	1,143	16	8,235

Consumer loans:
Principal deferral	2,130	301	1	341	2,131	642
Legal modification	2	17	—	—	2	17
Total consumer TDRs	2,132	318	1	341	2,133	659

Total troubled debt restructurings	2,317	$23,878	22	$2,601	2,339	$26,479

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$904	—	$—	1	$904
Rate reduction	118	13,847	5	352	123	14,199
Principal deferral	8	845	2	179	10	1,024
Legal modification	54	3,200	6	443	60	3,643
Total residential TDRs	181	18,796	13	974	194	19,770

Commercial related and construction/land development loans:
Interest only payments	3	1,568	—	—	3	1,568
Rate reduction	3	1,207	1	45	4	1,252
Principal deferral	11	5,981	1	597	12	6,578
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	17	8,756	4	1,669	21	10,425

Consumer loans:
Principal deferral	1,612	577	—	—	1,612	577
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,613	586	—	—	1,613	586

Total troubled debt restructurings	1,811	$28,138	17	$2,643	1,828	$30,781

As of June 30, 2020 and December 31, 2019, 90% and 91% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $2 million and $2 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of June 30, 2020 and December 31, 2019. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at June 30, 2020 or December 31, 2019.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2020 and 2019 that were modified during the three months ended June 30, 2020 and 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	5	$161	1	$109	6	$270
Total residential TDRs	5	161	1	109	6	270

Consumer loans:
Principal deferral	884	141	—	—	884	141
Legal modification	—	—	1	118	1	118
Total consumer TDRs	884	141	1	118	885	259

Total troubled debt restructurings	889	$302	2	$227	891	$529

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	—	$—	—	$—	—	$—
Legal modification	7	804	2	161	9	965
Total residential TDRs	7	804	2	161	9	965

Commercial related and construction/land development loans:
Principal deferral	—	—	2	4,426	2	4,426
Total commercial TDRs	—	—	2	4,426	2	4,426

Total troubled debt restructurings	7	$804	4	$4,587	11	$5,391

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2020 and 2019, 57% and 15% of the Bank’s TDRs that occurred during the second quarters of 2020 and 2019 were performing according to their modified terms. The Bank provided approximately $0 and $980,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the second quarters of 2020 and 2019.

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2020 and 2019.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2020 and 2019 that were modified during the six months ended June 30, 2020 and 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	8	$283	2	$113	10	$396
Total residential TDRs	8	283	2	113	10	396

Commercial related and construction/land development loans:
Principal deferral	1	21	—	—	1	21
Legal modification	—	—	1	118	1	118
Total commercial TDRs	1	21	1	118	2	139

Consumer loans:
Principal deferral	884	141	—	—	884	141
Legal modification	1	9	—	—	1	9
Total consumer TDRs	885	150	—	—	885	150

Total troubled debt restructurings	894	$454	3	$231	897	$685

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$6	—	$—	1	$6
Legal modification	11	901	3	211	14	1,112
Total residential TDRs	12	907	3	211	15	1,118
Commercial related and construction/land development loans:
Interest only payments	1	566	—	—	1	566
Principal deferral	2	26	—	—	2	26
Legal modification	—	—	2	4,426	2	4,426
Total commercial TDRs	3	592	2	4,426	5	5,018

Total troubled debt restructurings	15	$1,499	5	$4,637	20	$6,136

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2020 and 2019, 66% and 24% of the Bank’s TDRs that occurred during the first six months of 2020 and 2019 were performing according to their modified terms. The Bank provided approximately $28,000 and $1.0 million in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first six months of 2020 and 2019.

There was no significant change between the pre and post modification loan balances for the six months ending June 30, 2020 and 2019.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of June 30, 2020 and 2019 and for which there was a payment default during the three and/or months ended June 30, 2020 and 2019.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	1	$109	3	$211	3	$218	3	$211
Commercial real estate	—	—	—	—	—	—	1	566
Commercial & industrial	1	118	2	4,426	1	118	2	4,426
Home equity	—	—	—	—	1	13	1	6
Consumer	—	—	—	—	1	9	—	—

Total	2	$227	5	$4,637	6	$358	7	$5,209

CARES Act, COVID-19 Loan Accommodations, and the Paycheck Protection Program

On March 27, 2020, the U.S. Congress passed the CARES Act, which provided several forms of economic relief designed to defray the impact of COVID-19. In April 2020, through its own independent relief efforts and CARES Act provisions, the Company began offering loan accommodations through deferrals and forbearances. These accommodations were generally under three-month terms for commercial clients, with residential and consumer accommodations in line with prevailing regulatory and legal parameters. Loans modified as a result of the pandemic are generally not considered TDRs by the Company if, prior to the pandemic, the borrower was performing in accordance with loan terms.

The CARES Act also provided for the SBA PPP. The PPP allows the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the pandemic. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks. As of June 30, 2020, the Bank had borrowed $169 million from the FRB under its PPPLF at a rate of 0.35%. PPPLF borrowings mature as the underlying PPP loans mature, generally within two to five years.

The following table presents the balances of loans in COVID-19 accommodations, the balance of PPP loans, and the remainder of the Traditional Bank’s loan portfolio by loan class as of June 30, 2020:

	COVID-19			Total
June 30, 2020 (dollars in thousands)	Accommodations	PPP Loans	Other Loans	Traditional Banking

Traditional Banking:
Residential real estate:
Owner occupied	$51,570	$—	$833,755	$885,325
Nonowner occupied	58,754	—	195,946	254,700
Commercial real estate	491,314	—	830,976	1,322,290
Commercial & industrial	141,720	511,065	251,942	904,727
Construction & land development	28,927	—	128,327	157,254
Lease financing receivables	2,443	—	9,421	11,864
Home equity	13,776	—	251,490	265,266
Consumer	4,678	—	129,719	134,397
Total Traditional Banking	$793,182	$511,065	$2,631,576	$3,935,823
Percent of Total Traditional Banking	20%	13%	67%	100%

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2020	December 31, 2019

Residential real estate	$2,194	$113

Total other real estate owned	$2,194	$113

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction:

(in thousands)	June 30, 2020	December 31, 2019

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,595	$2,201

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2020 and 2019. The Company based its estimated Provision for EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th.

Information regarding EAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019

Easy Advances originated	$—	$—	$387,762	$388,970
Net charge to the Provision for Easy Advances	4,305	39	19,533	13,420
Provision to total Easy Advances originated	NA	NA	5.04%	3.45%
Easy Advances net charge-offs	$19,575	$13,420	$19,533	$13,420
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	5.04%	3.45%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	June 30, 2020	December 31, 2019

Core Bank:
Demand	$1,124,321	$922,972
Money market accounts	748,832	793,950
Savings	207,729	175,588
Individual retirement accounts (1)	51,715	51,548
Time deposits, $250 and over (1)	111,725	104,412
Other certificates of deposit (1)	258,884	248,161
Reciprocal money market and time deposits (1)	290,441	189,774
Brokered deposits (1)	400,000	200,072
Total Core Bank interest-bearing deposits	3,193,647	2,686,477
Total Core Bank noninterest-bearing deposits	1,431,866	981,164
Total Core Bank deposits	4,625,513	3,667,641

Republic Processing Group:
Money market accounts	3,038	66,152
Total RPG interest-bearing deposits	3,038	66,152

Brokered prepaid card deposits	256,703	9,128
Other noninterest-bearing deposits	132,831	43,087
Total RPG noninterest-bearing deposits	389,534	52,215
Total RPG deposits	392,572	118,367

Total deposits	$5,018,085	$3,786,008
(1)	Includes time deposits.

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

At June 30, 2020 and December 31, 2019, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	June 30, 2020	December 31, 2019

Outstanding balance at end of period	$177,397	$167,617
Weighted average interest rate at end of period	0.04%	0.32%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$7,515	$70,015
Mortgage backed securities - residential	167,945	134,265
Collateralized mortgage obligations	12,915	17,030
Total securities pledged	$188,375	$221,310

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019

Average outstanding balance during the period	$176,541	$220,189	$192,755	$225,864
Average interest rate during the period	0.04%	0.60%	0.14%	0.67%
Maximum outstanding at any month end during the period	$177,397	$226,002	$177,397	$226,002

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

At June 30, 2020, the Company was under 49 separate and distinct operating lease contracts to lease the land and/or buildings for 38 of its offices, with 15 such operating leases contracted with a related party of the Company. As of June 30, 2020, payments on 26 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

Prior to the release of these financial statements, the Company executed a new operating lease for its Corporate Center location that commences in August 2020. The estimated right-of-use asset and lease liability to be recorded for this lease is approximately $19 million.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Operating lease expense:
Related Party:
Variable lease expense	$1,183	$1,156	$2,371	$2,314
Fixed lease expense	23	10	47	18
Third Party:
Variable lease expense	180	211	361	435
Fixed lease expense	368	384	738	745
Short-term lease expense	—	12	4	26
Total operating lease expense	$1,754	$1,773	$3,521	$3,538

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,793	$1,794	$3,630	3,577
Short-term lease payments not included in the measurement of lease liabilities	—	12	4	26

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Weighted average remaining term in years	7.99	8.02
Weighted average discount rate	3.55%	3.46%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of June 30, 2020:

Year (in thousands)	Related Party	Third Party	Total

2020	$2,283	$1,345	$3,628
2021	4,194	2,525	6,719
2022	3,332	2,120	5,452
2023	3,332	1,600	4,932
2024	3,205	1,173	4,378
Thereafter	12,718	3,376	16,094
Total undiscounted cash flows	$29,064	$12,139	$41,203
Discount applied to cash flows	(4,103)	(1,529)	(5,632)
Total discounted cash flows reported as operating lease liabilities	$24,961	$10,610	$35,571

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	June 30, 2020	December 31, 2019

Overnight advances	$—	$200,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	127,500	540,000
Total FHLB advances	$137,500	$750,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2020 and December 31, 2019, Republic had available borrowing capacity of $814 million and $259 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of June 30, 2020 and December 31, 2019.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2020 (Overnight)	$—	—%
2020 (Term)	67,500	1.58
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
2024	—	—
Thereafter	—	—
Total	$137,500	1.87%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019

Average outstanding balance during the period	$42,198	$448,077	$43,681	$331,768
Average interest rate during the period	0.22%	2.50%	0.92%	2.49%
Maximum outstanding at any month end during the period	$165,000	$785,000	$250,000	$785,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2020	December 31, 2019

First lien, single family residential real estate	$1,031,671	$1,099,941
Home equity lines of credit	250,257	274,990

9. OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. Since March 2020, to slow the spread of COVID-19, jurisdictions within the U.S. have imposed economic and social restrictions on the population in general and non-essential businesses in particular. These restrictions in combination with the public’s response to them effectively suspended or curtailed economic activity for many industries across the U.S., with industries in the Company’s market footprint impacted.

The potential financial impact of the COVID-19 pandemic is unknown at this time; however, this pandemic and the public’s response to it could cause the Company to experience a material adverse impact on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, MSRs, deferred tax assets, or counterparty risk derivatives.

Commitments to Extend Credit

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2020	December 31, 2019

Unused warehouse lines of credit	$174,220	$436,541
Unused home equity lines of credit	362,177	363,195
Unused loan commitments - other	803,204	757,657
Standby letters of credit	10,791	11,252
FHLB letter of credit	643	2,485
Total commitments	$1,351,035	$1,571,130

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third-party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

The following tables present a rollforward of the ACLC for the three and six months ended June 30, 2020:

	ACLC Rollforward
	Three Months Ended June 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$55	$—	$3	$—	$—	$58
Unused home equity lines of credit	112	—	12	—	—	124
Unused loan commitments - other	391	—	63	—	—	454

Total	$558	$—	$78	$—	$—	$636

The Company increased its ACLC during the three months ended June 30, 2020 based on higher loss expectations on expected usage of unused commitments. Current and forecasted economic concerns driven by the COVID-19 pandemic drove the Company’s higher loss expectations.

	ACLC Rollforward
	Six Months Ended June 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$—	$55	$3	$—	$—	$58
Unused home equity lines of credit	—	89	35	—	—	124
Unused loan commitments - other	—	312	142	—	—	454

Total	$—	$456	$180	$—	$—	$636

The Company increased its ACLC during the six months ended June 30, 2020 based on higher loss expectations on expected usage of unused commitments. Current and forecasted economic concerns driven by the COVID-19 pandemic drove the Company’s higher loss expectations.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at June 30, 2020. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of June 30, 2020 is presented net of any applicable ACL.

	Fair Value Measurements at
	June 30, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$139,796	$—	$139,796
Private label mortgage backed security	—	—	3,023	3,023
Mortgage backed securities - residential	—	273,281	—	273,281
Collateralized mortgage obligations	—	57,598	—	57,598
Corporate bonds	—	9,649	—	9,649
Trust preferred security	—	—	3,500	3,500
Total available-for-sale debt securities	$—	$480,324	$6,523	$486,847

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$485	$—	$485
Community Reinvestment Act mutual fund	2,530	—	—	2,530
Total equity securities with readily determinable fair value	$2,530	$485	$—	$3,015

Mortgage loans held for sale	$—	$40,028	$—	$40,028
Consumer loans held for sale	—	—	164	164
Consumer loans held for investment	—	—	667	667
Rate lock loan commitments	—	4,436	—	4,436
Interest rate swap agreements	—	15,324	—	15,324

Financial liabilities:
Mandatory forward contracts	$—	$659	$—	$659
Interest rate swap agreements	—	15,491	—	15,491

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$134,640	$—	$134,640
Private label mortgage backed security	—	—	3,495	3,495
Mortgage backed securities - residential	—	255,847	—	255,847
Collateralized mortgage obligations	—	63,371	—	63,371
Corporate bonds	—	10,002	—	10,002
Trust preferred security	—	—	4,000	4,000
Total available-for-sale debt securities	$—	$463,860	$7,495	$471,355

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,474	—	—	2,474
Total equity securities with readily determinable fair value	$2,474	$714	$—	$3,188

Mortgage loans held for sale	$—	$19,224	$—	$19,224
Consumer loans held for sale		—	598	598
Consumer loans held for investment	—	—	998	998
Rate lock loan commitments	—	789	—	789
Interest rate swap agreements	—	5,062	—	5,062

Financial liabilities:
Mandatory forward contracts	$—	$131	$—	$131
Interest rate swap agreements	—	5,166	—	5,166

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2020 and 2019.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$3,249	$3,660	$3,495	$3,712
Total gains or losses included in earnings:
Net change in unrealized gain	(107)	(2)	(107)	(34)
Recovery of actual losses previously recorded	—	38	—	75
Principal paydowns	(119)	(81)	(365)	(138)
Balance, end of period	$3,023	$3,615	$3,023	$3,615

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
June 30, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,023	Discounted cash flow	(1) Constant prepayment rate	3.0% - 4.5%

			(2) Probability of default	1.8% - 6.9%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,495	Discounted cash flow	(1) Constant prepayment rate	2.3% - 5.0%

			(2) Probability of default	1.8% - 6.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$4,100	$4,100	$4,000	$4,075
Total gains or losses included in earnings:
Discount accretion	11	11	22	21
Net change in unrealized gain	(611)	(111)	(522)	(96)
Balance, end of period	$3,500	$4,000	$3,500	$4,000

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2020 and December 31, 2019.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	June 30, 2020	December 31, 2019

Aggregate fair value	$40,028	$19,224
Contractual balance	38,238	18,690
Unrealized gain	1,790	534

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2020 and 2019 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Interest income	$419	$170	$632	$272
Change in fair value	614	128	1,256	46
Total included in earnings	$1,033	$298	$1,888	$318

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2020 and December 31, 2019.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$164	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$598	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	June 30, 2020	December 31, 2019

Aggregate fair value	$164	$598
Contractual balance	163	593
Unrealized (loss) gain	1	5

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Interest income	$45	$—	$1,521	$—
Change in fair value	(22)	—	(4)	—
Total included in earnings	$23	$—	$1,517	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,655	$3,655
Commercial real estate	—	—	98	98
Commercial & industrial	—	—	1,055	1,055
Home equity	—	—	323	323
Total collateral-dependent loans*	$—	$—	$5,131	$5,131

Mortgage servicing rights	$—	$4,062	$—	$4,062

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,598	$3,598
Nonowner occupied	—	—	14	14
Commercial real estate	—	—	3,276	3,276
Commercial & industrial	—	—	1,562	1,562
Home equity	—	—	470	470
Total impaired loans*	$—	$—	$8,920	$8,920
*	The difference between the carrying value and the fair value of collateral-dependent/impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,655	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (11%)

Collateral-dependent loans - commercial real estate	$98	Sales comparison approach	Adjustments determined for differences between comparable sales	7% (7%)

Collateral-dependent loans - commercial & industrial	$1,055	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 29% (6%)

Collateral-dependent loans - home equity	$323	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,598	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (12%)

Impaired loans - residential real estate nonowner occupied	$14	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Impaired loans - commercial real estate	$3,276	Sales comparison approach	Adjustments determined for differences between comparable sales	1% - 10% (4%)

Impaired loans - commercial & industrial	$1,562	Income approach	Adjustments for differences between net operating income expectations	3% - 50% (37%)

Impaired loans - home equity	$470	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

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

Collateral-dependent/impaired loans are as follows:

(in thousands)	June 30, 2020	December 31, 2019

Carrying amount of loans measured at fair value	$4,331	$7,729
Estimated selling costs considered in carrying amount	802	1,193
Valuation allowance	(2)	(2)
Total fair value	$5,131	$8,920

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Provision on collateral-dependent, impaired loans	$98	$5	$128	$27

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		June 30, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$560,195	$560,195	$—	$—	$560,195
Available-for-sale debt securities	486,847	—	480,324	6,523	486,847
Held-to-maturity debt securities	55,745	—	56,266	—	56,266
Equity securities with readily determinable fair values	3,015	2,530	485	—	3,015
Mortgage loans held for sale, at fair value	40,028	—	40,028	—	40,028
Consumer loans held for sale, at fair value	164	—	—	164	164
Consumer loans held for sale, at the lower of cost or fair value	12,800	—	—	12,800	12,800
Loans, net	5,009,995	—	—	4,979,895	4,979,895
Federal Home Loan Bank stock	25,629	—	—	—	NA
Accrued interest receivable	11,146	—	11,146	—	11,146
Rate lock loan commitments	4,436	—	4,436	—	4,436
Interest rate swap agreements	15,324	—	15,324	—	15,324

Liabilities:
Noninterest-bearing deposits	$1,821,400	—	$1,821,400	—	$1,821,400
Transaction deposits	2,305,085	—	2,305,085	—	2,305,085
Time deposits	891,600	—	901,588	—	901,588
Securities sold under agreements to repurchase and other short-term borrowings	177,397	—	177,397	—	177,397
Federal Home Loan Bank advances	137,500	—	139,831	—	139,831
Subordinated note	41,240	—	31,805	—	31,805
Accrued interest payable	1,117	—	1,117	—	1,117
Mandatory forward contracts	659	—	659	—	659
Interest rate swap agreements	15,491	—	15,491	—	15,491

		Fair Value Measurements at
		December 31, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$385,303	$385,303	$—	$—	$385,303
Available-for-sale debt securities	471,355	—	463,860	7,495	471,355
Held-to-maturity debt securities	62,531	—	63,156	—	63,156
Equity securities with readily determinable fair values	3,188	2,474	714	—	3,188
Mortgage loans held for sale, at fair value	19,224	—	19,224	—	19,224
Consumer loans held for sale, at fair value	598	—	—	598	598
Consumer loans held for sale, at the lower of cost or fair value	11,646	—	—	11,646	11,646
Loans, net	4,389,800	—	—	4,381,396	4,381,396
Federal Home Loan Bank stock	30,831	—	—	—	NA
Accrued interest receivable	12,937	—	12,937	—	12,937
Rate lock loan commitments	789	—	789	—	789
Interest rate swap agreements	5,062	—	5,062	—	5,062

Liabilities:
Noninterest-bearing deposits	$1,033,379	—	$1,033,379	—	$1,033,379
Transaction deposits	2,018,687	—	2,018,687	—	2,018,687
Time deposits	733,942	—	737,733	—	737,733
Securities sold under agreements to repurchase and other short-term borrowings	167,617	—	167,617	—	167,617
Federal Home Loan Bank advances	750,000	—	749,667	—	749,667
Subordinated note	41,240	—	32,587	—	32,587
Accrued interest payable	2,802	—	2,802	—	2,802
Mandatory forward contracts	131	—	131	—	131
Interest rate swap agreements	5,166	—	5,166	—	5,166

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$39,384	$11,313	$19,224	$8,971
Origination of mortgage loans held for sale	218,668	81,982	343,941	122,696
Proceeds from the sale of mortgage loans held for sale	(226,723)	(81,630)	(336,641)	(121,262)
Net gain on sale of mortgage loans held for sale	8,699	2,218	13,504	3,478
Balance, end of period	$40,028	$13,883	$40,028	$13,883

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Net gain realized on sale of mortgage loans held for sale	$6,050	$1,896	$9,128	$2,771
Net change in fair value recognized on loans held for sale	614	128	1,256	46
Net change in fair value recognized on rate lock loan commitments	(132)	379	3,647	866
Net change in fair value recognized on forward contracts	2,167	(185)	(527)	(205)
Net gain recognized	8,699	2,218	13,504	3,478

Loan servicing income	707	609	1,382	1,210
Amortization of mortgage servicing rights	(1,008)	(411)	(1,593)	(733)
Change in mortgage servicing rights valuation allowance	—	—	(100)	—
Net servicing income recognized	(301)	198	(311)	477
Total Mortgage Banking income	$8,398	$2,416	$13,193	$3,955

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$5,994	$4,935	$5,888	$4,919
Additions	1,725	634	2,516	972
Amortized to expense	(1,008)	(411)	(1,593)	(733)
Change in valuation allowance	—	—	(100)	—
Balance, end of period	$6,711	$5,158	$6,711	$5,158

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Beginning valuation allowance	$—	$—	$—	$—
Charge (credit) during the period	—	—	100	—
Ending valuation allowance	$—	$—	$100	$—

Other information relating to mortgage servicing rights follows:

(in thousands)	June 30, 2020	December 31, 2019

Fair value of mortgage servicing rights portfolio	$6,892	$9,068
Monthly weighted average prepayment rate of unpaid principal balance*	330%	202%
Discount rate	10.00%	10.00%
Weighted average foreclosure rate	0.13%	0.14%
Weighted average life in years	4.12	5.76
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2020		December 31, 2019
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$38,238	$40,028	$18,690	$19,224

Included in other assets:
Rate lock loan commitments	$110,176	$4,436	$32,776	$789

Included in other liabilities:
Mandatory forward contracts	$128,040	$659	$44,919	$131

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

The following table reflects information about swaps designated as cash flow hedges:

					June 30, 2020		December 31, 2019
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(68)	$(51)	$(46)	$(34)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(99)	(74)	(58)	(43)
Total	$20,000				$(167)	$(125)	$(104)	$(77)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Interest rate swap on money market deposits	$38	$(8)	$55	$(16)
Interest rate swap on FHLB advance	41	(5)	53	(16)
Total interest (benefit) expense on swap transactions	$79	$(13)	$108	$(32)

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Gains (losses) recognized in OCI on derivative (effective portion)	$(10)	$(146)	$(171)	$(215)

Gains (losses) reclassified from OCI on derivative (effective portion)	(79)	13	(108)	32

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of the existing losses reported in AOCI at June 30, 2020 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		June 30, 2020		December 31, 2019
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$141,474	$15,324	$95,411	$5,062
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	—	—	6,640	(55)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$141,474	$15,324	$102,051	$5,007

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	141,474	(15,324)	102,051	(5,007)
Total		$282,948	$—	$204,102	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $15.7 million and $7.5 million at June 30, 2020 and December 31, 2019.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net income	$15,804	$18,007	$42,501	$47,523
Dividends declared on Common Stock:
Class A Shares	(5,347)	(4,932)	(10,705)	(9,865)
Class B Shares	(572)	(530)	(1,144)	(1,061)
Undistributed net income for basic earnings per share	9,885	12,545	30,652	36,597
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(7)	(32)	(24)	(68)
Undistributed net income for diluted earnings per share	$9,878	$12,513	$30,628	$36,529

Weighted average shares outstanding:
Class A Shares	18,804	18,804	18,821	18,785
Class B Shares	2,200	2,212	2,202	2,212
Effect of dilutive securities on Class A Shares outstanding	25	122	42	128
Weighted average shares outstanding including dilutive securities	21,029	21,138	21,065	21,125

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.29	$0.26	$0.57	$0.53
Undistributed earnings per share*	0.48	0.60	1.47	1.76
Total basic earnings per share - Class A Common Stock	$0.77	$0.86	$2.04	$2.29

Class B Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.52	$0.48
Undistributed earnings per share*	0.43	0.55	1.34	1.60
Total basic earnings per share - Class B Common Stock	$0.69	$0.79	$1.86	$2.08

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.29	$0.26	$0.57	$0.53
Undistributed earnings per share*	0.47	0.60	1.47	1.75
Total diluted earnings per share - Class A Common Stock	$0.76	$0.86	$2.04	$2.28

Class B Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.52	$0.48
Undistributed earnings per share*	0.43	0.54	1.33	1.59
Total diluted earnings per share - Class B Common Stock	$0.69	$0.78	$1.85	$2.07

*To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Antidilutive stock options	427,000	160,000	247,000	165,000
Average antidilutive stock options	365,000	156,000	172,000	159,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Available-for-Sale Debt Securities:
Change in unrealized gain on AFS debt securities	$1,099	$2,014	$8,876	$5,673
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	(108)	(1)	(107)	(34)
Net unrealized (losses) gains	991	2,013	8,769	5,639
Tax effect	(248)	(422)	(2,193)	(1,186)
Net of tax	743	1,591	6,576	4,453

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(10)	(146)	(171)	(215)
Reclassification amount for net derivative losses (gains) realized in income	79	(13)	108	(32)
Net unrealized gains	69	(159)	(63)	(247)
Tax effect	(17)	33	15	53
Net of tax	52	(126)	(48)	(194)

Total other comprehensive (loss) income components, net of tax	$795	$1,465	$6,528	$4,259

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended		Six Months Ended
	in the Consolidated	June 30,		June 30,
(in thousands)	Statements of Income	2020	2019	2020	2019

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	$(38)	$8	$(55)	$16
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	(41)	5	(53)	16
Total derivative gains (losses) on cash flow hedges	Total interest benefit (expense)	(79)	13	(108)	32
Tax effect	Income tax (benefit) expense	20	(3)	27	(7)
Net of tax	Net income	$(59)	$10	$(81)	$25

The following is a summary of the AOCI balances, net of tax:

		2020
(in thousands)	December 31, 2019	Change	June 30, 2020

Unrealized gain on AFS debt securities	$2,211	$6,657	$8,868
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	964	(81)	883
Unrealized loss on cash flow hedges	(77)	(48)	(125)
Total unrealized gain	$3,098	$6,528	$9,626

		2019
(in thousands)	December 31, 2018	Change	June 30, 2019

Unrealized loss on AFS debt securities	$(2,165)	$4,480	$2,315
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(27)	1,051
Unrealized gain (loss) on cash flow hedges	90	(194)	(104)
Total unrealized gain (loss)	$(997)	$4,259	$3,262

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment:

	Three Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$39,035	$6,063	$419	$45,517	$1,081	$5,607	$6,688	$52,205

Noninterest income:
Service charges on deposit accounts	2,438	17	—	2,455	(4)	—	(4)	2,451
Net refund transfer fees	—	—	—	—	2,913	—	2,913	2,913
Mortgage banking income(1)	—	—	8,398	8,398	—	—	—	8,398
Interchange fee income	2,724	—	—	2,724	84	—	84	2,808
Program fees(1)	—	—	—	—	618	520	1,138	1,138
Increase in cash surrender value of BOLI(1)	395	—	—	395	—	—	—	395
Net gains (losses) on OREO	1	—	—	1	—	—	—	1
Other	568	—	8	576	71	—	71	647
Total noninterest income	6,126	17	8,406	14,549	3,682	520	4,202	18,751

Total net revenue	$45,161	$6,080	$8,825	$60,066	$4,763	$6,127	$10,890	$70,956

Net-revenue concentration(2)	63%	9%	12%	84%	7%	9%	16%	100%

	Three Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$41,877	$3,957	$170	$46,004	$710	$7,232	$7,942	$53,946

Noninterest income:
Service charges on deposit accounts	3,585	13	—	3,598	—	—	—	3,598
Net refund transfer fees	—	—	—	—	3,629	—	3,629	3,629
Mortgage banking income(1)	—	—	2,416	2,416	—	—	—	2,416
Interchange fee income	3,168	—	—	3,168	89	—	89	3,257
Program fees(1)	—	—	—	—	50	987	1,037	1,037
Increase in cash surrender value of BOLI(1)	377	—	—	377	—	—	—	377
Net gains (losses) on OREO	90	—	—	90	—	—	—	90
Other	633	—	56	689	—	32	32	721
Total noninterest income	7,853	13	2,472	10,338	3,768	1,019	4,787	15,125

Total net revenue	$49,730	$3,970	$2,642	$56,342	$4,478	$8,251	$12,729	$69,071

Net-revenue concentration(2)	72%	6%	4%	82%	6%	12%	18%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$79,656	$10,370	$632	$90,658	$21,606	$12,679	$34,285	$124,943

Noninterest income:
Service charges on deposit accounts	5,576	28	—	5,604	(17)	—	(17)	5,587
Net refund transfer fees	—	—	—	—	18,736	—	18,736	18,736
Mortgage banking income(1)	—	—	13,193	13,193	—	—	—	13,193
Interchange fee income	5,217	—	—	5,217	143	—	143	5,360
Program fees(1)	—	—	—	—	930	2,832	3,762	3,762
Increase in cash surrender value of BOLI(1)	784	—	—	784	—	—	—	784
Net gains (losses) on OREO	4	—	—	4	—	—	—	4
Other	1,780	—	32	1,812	82	—	82	1,894
Total noninterest income	13,361	28	13,225	26,614	19,874	2,832	22,706	49,320

Total net revenue	$93,017	$10,398	$13,857	$117,272	$41,480	$15,511	$56,991	$174,263

Net-revenue concentration(2)	53%	6%	8%	67%	24%	9%	33%	100%

	Six Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$83,224	$6,852	$272	$90,348	$21,148	$14,749	$35,897	$126,245

Noninterest income:
Service charges on deposit accounts	6,878	23	—	6,901	—	—	—	6,901
Net refund transfer fees	—	—	—	—	20,729	—	20,729	20,729
Mortgage banking income(1)	—	—	3,955	3,955	—	—	—	3,955
Interchange fee income	5,794	—	—	5,794	220	—	220	6,014
Program fees(1)	—	—	—	—	196	1,915	2,111	2,111
Increase in cash surrender value of BOLI(1)	759	—	—	759	—	—	—	759
Net gains (losses) on OREO	220	—	—	220	—	—	—	220
Other	1,098	—	96	1,194	—	659	659	1,853
Total noninterest income	14,749	23	4,051	18,823	21,145	2,574	23,719	42,542

Total net revenue	$97,973	$6,875	$4,323	$109,171	$42,293	$17,323	$59,616	$168,787

Net-revenue concentration(2)	58%	4%	3%	65%	25%	10%	35%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the obligations undertaken by the Tax Provider for each individual RT program with more obligations generally corresponding to higher RT revenue share. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfillment of RT contracts are generally expensed during the first half of the year.

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

Mark-to-market writedowns taken by the Company during the property’s holding period are generally at least 10% per year, but may be higher based on updated real estate appraisals or BPOs. Incremental expenditures to bring OREO to salable condition are generally expensed as-incurred.

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

As of June 30, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

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

Segment information follows:

	Three Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$39,035	$6,063	$419	$45,517	$1,081	$5,607	$6,688	$52,205

Provision for expected credit loss expense	3,080	449	—	3,529	4,448	(1,443)	3,005	6,534

Net refund transfer fees	—	—	—	—	2,913	—	2,913	2,913
Mortgage banking income	—	—	8,398	8,398	—	—	—	8,398
Program fees	—	—	—	—	618	520	1,138	1,138
Other noninterest income	6,126	17	8	6,151	151	—	151	6,302
Total noninterest income	6,126	17	8,406	14,549	3,682	520	4,202	18,751

Total noninterest expense	36,688	811	2,689	40,188	3,734	903	4,637	44,825

Income (loss) before income tax expense	5,393	4,820	6,136	16,349	(3,419)	6,667	3,248	19,597
Income tax expense (benefit)	729	1,085	1,288	3,102	(853)	1,544	691	3,793
Net income (loss)	$4,664	$3,735	$4,848	$13,247	$(2,566)	$5,123	$2,557	$15,804

Period-end assets	$4,967,759	$1,028,400	$54,518	$6,050,677	$306,583	$103,315	$409,898	$6,460,575

Net interest margin	3.26%	3.01%	NM	3.23%	NM	NM	NM	3.62%

Net-revenue concentration*	63%	9%	12%	84%	7%	9%	16%	100%

	Three Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$41,877	$3,957	$170	$46,004	$710	$7,232	$7,942	$53,946

Provision for expected credit loss expense	1,427	417	—	1,844	392	2,224	2,616	4,460

Net refund transfer fees	—	—	—	—	3,629	—	3,629	3,629
Mortgage banking income	—	—	2,416	2,416	—	—	—	2,416
Program fees	—	—	—	—	50	987	1,037	1,037
Other noninterest income	7,853	13	56	7,922	89	32	121	8,043
Total noninterest income	7,853	13	2,472	10,338	3,768	1,019	4,787	15,125

Total noninterest expense	37,764	792	1,354	39,910	2,849	669	3,518	43,428

Income before income tax expense	10,539	2,761	1,288	14,588	1,237	5,358	6,595	21,183
Income tax expense	744	621	270	1,635	288	1,253	1,541	3,176
Net income	$9,795	$2,140	$1,018	$12,953	$949	$4,105	$5,054	$18,007

Period-end assets	$4,805,449	$738,300	$20,568	$5,564,317	$36,834	$121,983	$158,817	$5,723,134

Net interest margin	3.75%	2.49%	NM	3.62%	NM	NM	NM	4.12%

Net-revenue concentration*	72%	6%	4%	82%	6%	12%	18%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$79,656	$10,370	$632	$90,658	$21,606	$12,679	$34,285	$124,943

Provision for expected credit loss expense	8,669	781	—	9,450	19,581	263	19,844	29,294

Net refund transfer fees	—	—	—	—	18,736	—	18,736	18,736
Mortgage banking income	—	—	13,193	13,193	—	—	—	13,193
Program fees	—	—	—	—	930	2,832	3,762	3,762
Net gain on branch divestiture	—	—	—	—	—	—	—	—
Other noninterest income	13,361	28	32	13,421	208	—	208	13,629
Total noninterest income	13,361	28	13,225	26,614	19,874	2,832	22,706	49,320

Total noninterest expense	73,335	1,614	4,685	79,634	10,363	1,797	12,160	91,794

Income before income tax expense	11,013	8,003	9,172	28,188	11,536	13,451	24,987	53,175
Income tax expense	1,189	1,801	1,926	4,916	2,644	3,114	5,758	10,674
Net income	$9,824	$6,202	$7,246	$23,272	$8,892	$10,337	$19,229	$42,501

Period-end assets	$4,967,759	$1,028,400	$54,518	$6,050,677	$306,583	$103,315	$409,898	$6,460,575

Net interest margin	3.52%	2.86%	NM	3.43%	NM	NM	NM	4.55%

Net-revenue concentration*	53%	6%	8%	67%	24%	9%	33%	100%

	Six Months Ended June 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$83,224	$6,852	$272	$90,348	$21,148	$14,749	$35,897	$126,245

Provision for expected credit loss expense	1,616	642	—	2,258	13,826	5,607	19,433	21,691

Net refund transfer fees	—	—	—	—	20,729	—	20,729	20,729
Mortgage banking income	—	—	3,955	3,955	—	—	—	3,955
Program fees	—	—	—	—	196	1,915	2,111	2,111
Other noninterest income	14,749	23	96	14,868	220	659	879	15,747
Total noninterest income	14,749	23	4,051	18,823	21,145	2,574	23,719	42,542

Total noninterest expense	73,314	1,550	2,674	77,538	9,963	1,436	11,399	88,937

Income before income tax expense	23,043	4,683	1,649	29,375	18,504	10,280	28,784	58,159
Income tax expense	2,509	1,054	346	3,909	4,318	2,409	6,727	10,636
Net income	$20,534	$3,629	$1,303	$25,466	$14,186	$7,871	$22,057	$47,523

Period-end assets	$4,805,449	$738,300	$20,568	$5,564,317	$36,834	$121,983	$158,817	$5,723,134

Net interest margin	3.81%	2.63%	NM	3.69%	NM	NM	NM	4.88%

Net-revenue concentration*	58%	4%	3%	65%	25%	10%	35%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

17. INCOME TAXES

The following table illustrates the difference between the Company’s effective tax rate and the federal rates for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Federal corporate tax rate	21.00%	21.00%	21.00%	21.00%
Effect of:
State taxes, net of federal benefit	1.66	(2.47)	1.61	(0.51)
General business tax credits	(1.61)	(0.55)	(1.47)	(0.68)
Nontaxable income	(0.71)	(1.27)	(0.71)	(0.89)
Other, net	(0.98)	(1.72)	(0.36)	(0.63)
Effective tax rate	19.36%	14.99%	20.07%	18.29%

The following matters positively impacted the Company’s effective tax rate for the three and six months ended June 30, 2019:

●	As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of March 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $350,000 due to the enactment of HB354, with the majority of this benefit attributed to the Traditional Bank.

●	In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses was approximately $815,000 as of June 30, 2019. This benefit was recorded in the second quarter of 2019, with 100% of this benefit attributed to the Traditional Bank.

●	In addition to the tax benefit recognized during the second quarter associated with passage of HB458, the Company also received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Traditional Bank.

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

Broadly speaking, forward-looking statements include:

●	the potential impact of the COVID-19 pandemic on Company operations;
●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure, or other financial items;
●	descriptions of plans or objectives for future operations, products, or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID-19 pandemic on Company operations and credit losses;
●	the ability of borrowers who received COVID-19 loan accommodations to resume repaying their loans upon maturity of such accommodations;
●	natural disasters impacting Company operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations as well as the overall steepness of the U.S. Treasury yield curve;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	inflation;
●	recession;
●	future acquisitions;

●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II Item 1A “Risk Factors” of the current filing.

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

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Republic believes its critical accounting policies and estimates relate to the following:

●	ACLL and Provision
●	Goodwill and Other Intangible Assets
●	Mortgage Servicing Rights
●	Income Tax Accounting

ACLL and Provision — At June 30, 2020, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly, and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

Management’s evaluation of the appropriateness of the ACLL is often the most critical accounting estimate for a financial institution, as the ACLL requires significant reliance on the use of estimates and significant judgment as to the reliance on historical loss rates, consideration of quantitative and qualitative economic factors, and the reliance on a reasonable and supportable forecast.

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

Prospectively, the impact of utilizing the CECL approach to calculate the ACLL will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the ACLL, and therefore, greater volatility to the Company’s reported earnings.

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” and Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Goodwill and Other Intangible Assets — The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely goodwill impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is likely that goodwill impairment has occurred. If, after assessing the totality of events or circumstances, the Company determines it is likely that goodwill impairment has not occurred, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.

The Company typically performs its impairment test annually as of September 30, however, the Company performed an interim qualitative assessment of its goodwill at June 30, 2020 due to the economic turmoil and market volatility resulting from the COVID-19 pandemic. Under its qualitative analysis, management concluded there was insufficient evidence of impairment of the Company’s $16 million of goodwill at June 30, 2020.

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

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speeds on the underlying loans would be anticipated to decline. Based on the estimated fair value at June 30, 2020, management determined there was $100,000 of impairment within the Company’s $7 million MSR portfolio.

Income Tax Accounting — Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred income tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes.

There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, or additional information concerning the TCJA’s impact on the Company’s net deferred tax asset, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at June 30, 2020 and December 31, 2019.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2020, Republic had 42 full-service banking centers and two LPOs with locations as follows:

●	Kentucky — 28
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 3
●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Metropolitan Tampa, Florida — 8*
●	Metropolitan Cincinnati, Ohio — 2
●	Metropolitan Nashville, Tennessee — 3*

*Includes one LPO

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

As of June 30, 2020 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its Consumer Direct channel, the Bank originates single family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner occupied property.

Consumer Direct Lending — Through its Consumer Direct channel, formerly named its Internet Lending channel, the Bank accepts online loan applications for its RB&T branded products through its website at www.republicbank.com. Historically, the majority of loans originated through its Consumer Direct channel have been within the Bank’s traditional markets of Kentucky, Florida, Indiana, and Tennessee. Other states where loans are marketed include Alabama, Arizona, California, Colorado, Connecticut, Georgia, Illinois, Louisiana, Michigan, Minnesota, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Utah, Virginia, Washington, and Wisconsin, as well as, the District of Columbia.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2019 and 2020:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple funds disbursement methods, including direct deposit, prepaid card, check, or Walmart Direct2Cash®, based on the taxpayer-customer’s election;
●	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Provision on EAs are estimated when advances are made, with Provision for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged off loans.

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

In response to changes in the legal, regulatory and competitive environment, management annually reviews and revises the EAs product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA product offering and therefore on the Company’s financial condition and results of operations.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans and are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit product – The Bank originates a line-of-credit product to generally subprime borrowers in multiple states. Elevate Credit, Inc., a third-party service provider subject to the Bank’s oversight and supervision, provides the Bank with certain marketing, servicing, technology, and support services for the RCS line-of-credit program, while a separate third party also provides customer support, servicing, and other services for the RCS line-of-credit product on the Bank’s behalf. The Bank is the lender for the RCS line-of-credit product and is marketed as such. Further, the Bank controls the loan

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

●	RCS installment loan products – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the U.S. using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $667,000 of balances remained held for investment under this program as of June 30, 2020.

Through a new program launched in December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans, and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

OVERVIEW (Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019)

Total Company net income for the second quarter of 2020 was $15.8 million, a $2.2 million, or 12%, decrease from the same period in 2019. Diluted EPS decreased to $0.76 for the three months ended June 30, 2020 compared to $0.86 for the same period in 2019. Net income was down from the second quarter of 2019, as it was negatively impacted by Provision expense directly related to the on-going COVID-19 pandemic.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $5.1 million, or 52%, for the second quarter of 2020 compared to the same period in 2019.

●	Net interest income decreased $2.8 million, or 7%, for the second quarter of 2020 compared to the same period in 2019.

●	Driven primarily by COVID-19 related concerns, Provision increased $1.7 million to $3.1 million for the second quarter of 2020 compared to $1.4 million for the same period in 2019.

●	Driven primarily by a change in client savings and spending patterns during the pandemic, total noninterest income decreased $1.7 million, or 22%, for the second quarter of 2020 compared to the same period in 2019.

●	Driven by pandemic-related influences on Marketing, Interchange, and Travel & Entertainment expenses, total noninterest expense decreased $1.1 million, or 3%, for the second quarter of 2020 compared to same period in 2019.

Warehouse Lending segment

●	Net income increased $1.6 million, or 75%, for the second quarter of 2020 compared to the same period in 2019.

●	Net interest income increased $2.1 million, or 53%, for the second quarter of 2020 compared to the same period in 2019.

●	The Warehouse Provision was a net charge of $449,000 for the second quarter of 2020 compared to a net charge of $417,000 for the same period in 2019.

●	Total committed Warehouse lines remained at $1.2 billion from December 31, 2019 to June 30, 2020.

●	Average line usage was 68% during the second quarter of 2020 compared to 57% during the same period in 2019.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $6.0 million, or 248%, during the second quarter of 2020 compared to the same period in 2019.

●	Overall, Republic’s originations of secondary market loans totaled $219 million during the second quarter of 2020 compared to $82 million during the same period in 2019, with the Company’s gain recognized as a percent of total originations increasing to 3.98% during the second quarter of 2020 from 2.71% during the same period in 2019.

Tax Refund Solutions segment

●	Net income decreased $3.5 million for the second quarter of 2020 compared to the same period in 2019.

●	Net interest income increased $371,000 for the second quarter of 2020 compared to the same period in 2019.

●	Overall, TRS recorded a net charge to the Provision of $4.4 million during the second quarter of 2020 compared to a net charge of $392,000 for the same period in 2019.

●	Noninterest income decreased $86,000, or 2%, for the second quarter of 2020 compared to the same period in 2019.

●	Net RT revenue decreased $716,000, or 20%, for the second quarter of 2020 compared to the same period in 2019.

●	Noninterest expense was $3.7 million for the second quarter of 2020 compared to $2.8 million for the same period in 2019.

Republic Credit Solutions segment

●	Net income increased $1.0 million, or 25%, for the second quarter of 2020 compared to the same period in 2019.

●	Net interest income decreased $1.6 million, or 22%, for the second quarter of 2020 compared to the same period in 2019.

●	Overall, RCS recorded a net credit to the Provision of $1.4 million during the second quarter of 2020 compared to a net charge of $2.2 million for the same period in 2019.

●	Noninterest income decreased $499,000, or 49%, from the second quarter of 2019 to the second quarter of 2020.

●	Noninterest expense was $903,000 for the second quarter of 2020 compared to $669,000 for the same period in 2019.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019)

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

Total Company net interest income decreased 3% during the second quarter of 2020 compared to the same period in 2019. Total Company net interest margin decreased to 3.62% during the second quarter of 2020 compared to 4.12% for the same period in 2019.

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2018 but began trending lower again during 2019 as the FOMC reduced the FFTR by 75 basis points during the year. The FOMC further lowered the FFTR 100 basis points during the first quarter of 2020 following market reactions to the COVID-19 pandemic. Consistent with decreases in market rates in the previous 12 months, the Total Company’s net interest spread and net interest margin compressed 30 basis points and 50 basis points, respectively, from the second quarter of 2019 to the same period in 2020. The Company’s net interest spread, the difference between the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed primarily because the Company’s interest-bearing liabilities had less room to reprice downward than its interest-earning assets. The Company’s net interest margin compressed 20 basis points more than its net interest spread due to the reduction in benefit the Bank receives from its noninterest-bearing funding in a falling rate environment. Management believes the Company’s net interest margin, as well as the net interest margin of its various operating segments will likely continue to decline in the near term as its earning asset yields continue to reprice lower.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $2.8 million, or 7%, for the second quarter of 2020 compared to the same period in 2019. Traditional Banking’s net interest margin was 3.26% for the second quarter of 2020, a decrease of 49 basis points from the same period in 2019.

The decrease in the Traditional Bank’s net interest income and net interest margin during the second quarter of 2020 was primarily attributable to the following factors:

●	The Traditional Bank’s net interest spread, the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed 45 basis points primarily because the Core Bank’s liabilities had less room to reprice downward than its interest earning asset counterparts.

●	The Traditional Bank’s net interest margin compressed 49 basis points, or four basis points more than its net interest spread, due to the decreased value from the Traditional Bank’s noninterest-bearing funding sources. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 15 basis points during the second quarter of 2020 compared to 18 basis points during the second quarter of 2019, with the differential of three basis points representing the decreased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The decrease in this value was driven by a 68 basis-point decline in the yield on the Traditional Banking segment’s interest-earning assets from period to period.

●	Partially offsetting the decline in net interest income driven by the decrease in the Traditional Bank’s net interest spread and net interest margin, net interest income increased partially due to a rise in second quarter 2020 average loans of $232 million, or 6%, over the second quarter of 2019. The Traditional Bank originated $526 million in PPP loans during the second quarter of 2020 following the passage of the CARES Act on March 27, 2020. The PPP portfolio contributed $387 million in average Traditional Bank loans for the second quarter of 2020 but was partially offset by a $155 million decrease in non-PPP portfolios, including the impact of the sale of $128 million of the Traditional Bank’s loans in November 2019 as part of the Company’s branch divestiture.

Warehouse Lending segment

Warehouse net interest income increased $2.1 million, or 53%, for the second quarter of 2020 compared to the same period in 2019.

Falling mortgage rates during 2020 drove a surge in consumer refinance volume for Warehouse clients resulting in a 27% increase in average Warehouse loans for the second quarter of 2020 over the same period in 2019. Overall usage rates on Warehouse lines of credit were 68% for the second quarter of 2020 compared to 57% for the second quarter of 2019.

Republic Credit Solutions segment

RCS’s net interest income decreased $1.6 million, or 22%, from the second quarter of 2019 to the second quarter of 2020. The decrease was driven primarily by a decrease in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income decreased to $4.6 million during the second quarter of 2020 compared to $6.2 million during the same period in 2019 and accounted for 79% and 79% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in outstanding line-of-credit balances, as the Company reduced marketing for the product.

Future loan fee income from RCS’s higher-yielding line-of-credit product will likely continue to be negatively impacted by the on-going COVID-19 pandemic. As of June 30, 2020 the current on-balance-sheet Board-approved risk limit was $40 million for the Company. As of June 30, 2020, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $20 million.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$299,760	$87	0.12%	$297,205	$1,753	2.36%
Investment securities, including FHLB stock (1)	605,776	2,819	1.86	514,366	3,700	2.88
TRS Easy Advance loans (2)	22,039	207	3.76	16,687	195	4.67
Other RPG loans (3) (6)	112,769	5,693	20.19	109,747	7,659	27.92
Outstanding Warehouse lines of credit (4) (6)	806,771	7,294	3.62	634,688	7,872	4.96
All other Traditional Bank loans (5) (6)	3,926,043	40,991	4.18	3,663,783	44,485	4.86

Total interest-earning assets	5,773,158	57,091	3.96	5,236,476	65,664	5.02

Allowance for credit loss	(70,496)			(58,825)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	112,624			74,763
Premises and equipment, net	43,733			43,783
Bank owned life insurance	67,079			65,470
Other assets (1)	168,323			118,858
Total assets	$6,094,421			$5,480,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,264,581	$159	0.05%	$1,138,347	$1,586	0.56%
Money market accounts	727,516	248	0.14	754,207	2,024	1.07
Time deposits	424,190	2,188	2.06	413,530	2,058	1.99
Reciprocal money market and time deposits	289,804	435	0.60	192,486	685	1.42
Brokered deposits	174,897	617	1.41	90,266	550	2.44

Total interest-bearing deposits	2,880,988	3,647	0.51	2,588,836	6,903	1.07

Securities sold under agreements to repurchase and other short-term borrowings	176,541	17	0.04	220,189	330	0.60
Federal Reserve Paycheck Protection Program Liquidity Facility	122,769	105	0.34	—	—	—
Federal Home Loan Bank advances	263,296	822	1.25	710,879	4,062	2.29
Subordinated note	41,240	295	2.86	41,240	423	4.10

Total interest-bearing liabilities	3,484,834	4,886	0.56	3,561,144	11,718	1.32

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,697,603			1,098,817
Other liabilities	114,757			91,841
Stockholders’ equity	797,227			728,723
Total liabilities and stockholders’ equity	$6,094,421			$5,480,525

Net interest income		$52,205			$53,946

Net interest spread			3.40%			3.70%

Net interest margin			3.62%			4.12%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $4.6 million and $6.2 million for the three months ended June 30, 2020 and 2019.
(4)	Interest income includes loan fees of $791,000 and $786,000 for the three months ended June 30, 2020 and 2019.
(5)	Interest income includes loan fees of $2.1 million and $1.3 million for the three months ended June 30, 2020 and 2019.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2020
	Compared to
	Three Months Ended June 30, 2019
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(1,666)	$15	$(1,681)
Investment securities, including FHLB stock	(881)	580	(1,461)
TRS Easy Advance loans*	12	(1)	13
Other RPG loans	(1,966)	206	(2,172)
Outstanding Warehouse lines of credit	(578)	1,845	(2,423)
All other Traditional Bank loans	(3,494)	3,034	(6,528)
Net change in interest income	(8,573)	5,679	(14,252)

Interest expense:

Transaction accounts	(1,427)	159	(1,586)
Money market accounts	(1,776)	(69)	(1,707)
Time deposits	130	54	76
Reciprocal money market and time deposits	(250)	253	(503)
Brokered deposits	67	366	(299)
Securities sold under agreements to repurchase and other short-term borrowings	(313)	(55)	(258)
Federal Reserve Paycheck Protection Program Liquidity Facility	105	105	—
Federal Home Loan Bank advances	(3,240)	(1,883)	(1,357)
Subordinated note	(128)	—	(128)
Net change in interest expense	(6,832)	(1,070)	(5,762)

Net change in net interest income	$(1,741)	$6,749	$(8,490)

*	Volume for Easy Advances is based on total loans originated during the period presented.

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

Total Company Provision was $6.5 million for the second quarter of 2020 compared to $4.5 million for the same period in 2019.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2020 was $3.1 million, compared to $1.4 million for the second quarter of 2019. An analysis of the Provision for the second quarter of 2020 compared to the same period in 2019 follows:

●	Related to the Bank’s pass-rated and non-rated loans, the Bank recorded net charges of $3.1 million and $890,000 to the Provision for the second quarters of 2020 and 2019. For the second quarter of 2020, the Traditional Bank recorded $4.6 million of additional Provision due to further analysis of the expected economic impact of the COVID-19 pandemic. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic was a reduction in Provision of $1.2 million driven by a $112 million decrease in non-PPP Traditional Bank spot balances during the second quarter of 2020.

●	The Bank recorded a net reduction to the Provision of $17,000 for the second quarter of 2020 related to loans rated Substandard, Special Mention, and PCD compared to a net charge to the Provision of $537,000 for the same period in 2019. The charge during the second quarter of 2019 includes a $1.2 million Provision for one C&I relationship that defaulted during the quarter.

As a percentage of total loans, the Traditional Banking ACLL was 1.10% at June 30, 2020 compared to 0.78% at December 31, 2019 and 0.87% at June 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at June 30, 2020.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $449,000 for the second quarter of 2020 compared to a net charge of $417,000 for the same period in 2019. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $179 million during the second quarter of 2020 compared to an increase of $167 million during the second quarter of 2019.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% at June 30, 2020, December 31, 2019 and June 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2020.

Tax Refund Solutions segment

The TRS Provision increased from a net charge of $392,000 during the second quarter of 2019 to a net charge of $4.4 million during the second quarter of 2020. The higher net charges to the Provision during the second quarter of 2020 resulted from repayment rates on EA loans from the U.S. Treasury that significantly lagged those during the second quarter of 2019. Management believes the significant decline in repayment rates from the U.S. Treasury during the second quarter of 2020 was directly related to the impact of the current COVID-19 pandemic and the resulting delay in tax-return processing by the IRS for certain types of tax returns that require further taxpayer communication and verification. While EA loss rates for 2020 could still finish more in-line with those from the prior year, management is uncertain if or when this turnaround could occur. As a result, the Company completely charged-off all remaining unpaid EAs as of June 30, 2020, in-line with its customary June 30th charge-off policy for EA loans. Any EA payments received after June 30, 2020 will be credited as a direct recovery to the Provision in the period it is received.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a credit to the Provision of $1.4 million during the second quarter of 2020 compared to a charge to the Provision of $2.2 million for the same period in 2019. The decrease in the Provision was driven by a reduction in both net charge-offs and outstanding balances for RCS’s line-of-credit product, as the Company reduced marketing for RCS’s line-of-credit product in response to the COVID-19 pandemic.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 9.21% at June 30, 2020, 12.45% at December 31, 2019 and 13.19% at June 30, 2019. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at June 30, 2020.

The following table presents net charges (credits) to the RCS Provision by product:

Table 3 — RCS Provision by Product

	Three Months Ended Jun. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$(1,454)	$2,213	$(3,667)	(166)%
Hospital receivables	11	11	—	—
Total	$(1,443)	$2,224	$(3,667)	(165)%

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2020	2019

ACLL at beginning of period	$70,431	$57,961

Charge-offs:

Traditional Banking:
Residential real estate	—	(368)
Commercial real estate	(270)	—
Commercial & industrial	(192)	—
Consumer	(238)	(423)
Total Traditional Banking	(700)	(791)
Warehouse lines of credit	—	—
Total Core Banking	(700)	(791)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(19,575)	(13,425)
Other TRS loans	(28)	(264)
Republic Credit Solutions	(2,008)	(2,683)
Total Republic Processing Group	(21,611)	(16,372)
Total charge-offs	(22,311)	(17,163)

Recoveries:

Traditional Banking:
Residential real estate	45	229
Commercial real estate	2	2
Commercial & industrial	41	3
Home equity	12	8
Consumer	119	119
Total Traditional Banking	219	361
Warehouse lines of credit	—	—
Total Core Banking	219	361

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	5
Other TRS loans	1	(6)
Republic Credit Solutions	199	365
Total Republic Processing Group	200	364

Total recoveries	419	725

Net loan charge-offs	(21,892)	(16,438)

Provision - Core Banking	3,553	1,844
Provision - RPG	3,005	2,616
Total Provision	6,558	4,460
ACLL at end of period	$55,097	$45,983

Credit Quality Ratios - Total Company:

ACLL to total loans	1.09%	1.04%
ACLL to nonperforming loans	270	237
Net loan charge-offs to average loans	1.80	1.49

Credit Quality Ratios - Core Banking:

ACLL to total loans	0.92%	0.76%
ACLL to nonperforming loans	230	171
Net loan charge-offs to average loans	0.04	0.04

Noninterest Income

Total Company noninterest income increased $3.6 million, or 24%%, during the second quarter of 2020 compared to the same period in 2019. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $1.7 million for the second quarter of 2020 compared to the same period in 2019. Service charges on deposit accounts decreased $1.1 million and interchange income decreased $444,000 from the second quarter of 2019 to the same period in 2020. Both decreases largely reflect a change in client savings and spending patterns during the pandemic-driven economic restrictions. In general, during the second quarter of 2020, client spending decreased meaningfully from the second quarter of 2019, while client deposit balances increased, thus producing less overdraft activity and less interchange revenue for the Bank. Client spending patterns did return to more normalized levels in June 2020, however, management is uncertain at this time if this pattern will continue given the on-going spread of COVID-19 nationally.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended June 30, 2020 and 2019 were $893,000 and $2.2 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended June 30, 2020 and 2019 were $0 and $566,000, with the Bank suspending its daily overdraft charges during the second quarter of 2020 to cushion the economic blow of the COVID-19 pandemic on its clients. The Bank expects to reinstitute the daily overdraft fee charge in the third quarter of 2020, with this expectation subject to changing pandemic-related circumstances.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $6.0 million, or 248%, during the second quarter of 2020 compared to the same period in 2019. Falling mortgage rates during 2020 drove strong growth in the Company’s consumer refinance activity, particularly within the Company’s relatively new Consumer Direct channel. Overall, the Company originated $219 million of secondary market mortgage loans during the second quarter of 2020 compared to $82 million for the second quarter of 2019.

In addition to the strong mortgage banking origination volume during the second quarter of 2020, the Company’s gain recognized as a percent of total originations increased to 3.98% during the second quarter of 2020 from 2.71% during the same period in 2019. The stronger gain percentages resulted from favorable market conditions on pricing during the quarter. If and when consumer refinance volume begins to slow down in the future, management believes market conditions for pricing will become more competitive and return to a range of 2.0%-3.0%, which is more in-line with historical averages for gains-as-a-percentage-of-loans-sold.

Tax Refund Solutions segment

TRS’s noninterest income decreased $86,000 during the second quarter of 2020 compared to the same period in 2019 resulting from a $716,000, or 20%, decrease in net RT revenue partially offset by a $568,000 increase in prepaid card program fees as a result of the Company’s May 1, 2020 acquisition of $250 million in prepaid card balances. RTs processed decreased 8% and revenue per RT decreased 1% from 2019 to 2020. As with the lag in payments from the U.S. Treasury related to EAs, management believes the COVID-19 pandemic also negatively impacted 2020 RT volume, particularly within the second quarter of 2020.

Republic Credit Solutions segment

RCS’s noninterest income decreased $499,000, or 49%, during the second quarter of 2020 compared to the same period in 2019. As illustrated in Table 5 below, RCS program fees decreased $467,000 resulting primarily from a decline in outstanding line-of-credit balances as the Company reduced marketing for its installment loan product and its line-of-credit product in response to the COVID-19 pandemic.

The following table presents RCS program fees by product:

Table 5 — RCS Program Fees by Product

	Three Months Ended Jun. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$529	$1,121	$(592)	(53)%
Hospital receivables	(10)	58	(68)	(117)
Installment loans*	1	(192)	193	NM
Total	$520	$987	$(467)	(47)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $1.4 million, or 3%, during the second quarter of 2020 compared to the same period in 2019. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Driven by pandemic-related influences primarily on Marketing, Interchange, and Travel & Entertainment expenses, Traditional Banking noninterest expense decreased $1.1 million, or 3%, for the second quarter of 2020 compared to the same period in 2019.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased, $1.3 million or 99%, during the second quarter of 2020 compared to the same period in 2019 primarily due to higher mortgage commissions recorded during 2020.

Income Tax Expense

The Total Company effective income tax rate was 19% for the second quarter of 2020 compared to 15% for the same period in 2019. The following drove the lower rate in 2019:

●	In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses was approximately $815,000 as of 6/30/2019. This benefit was recorded in the second quarter of 2019, with 100% of this benefit attributed to the Traditional Bank.

●	The Company received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Traditional Bank.

OVERVIEW (Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019)

Total Company net income for the first six months of 2020 was $42.5 million, a $5.0 million, or 11%, decrease from the same period in 2019. Diluted EPS decreased to $2.04 for the six months ended June 30, 2020 compared to $2.28 for the same period in 2019. Net income was down from the first six months of 2019, as it was significantly impacted by the increase in the Company’s estimated ACL in response to the potential impact of the COVID-19 pandemic.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $10.7 million, or 52%, for the first six months of 2020 compared to the same period in 2019.

●	Net interest income decreased $3.6 million, or 4%, for the first six months of 2020 compared to the same period in 2019.

●	Driven by COVID-19 related concerns in combination with the new allowance methodology as required by the adoption of ASC 326, Provision increased $7.1 million to $8.7 million for the first six months of 2020 compared to $1.6 million for the same period in 2019.

●	Total noninterest income decreased $1.4 million, or 9%, for the first six months of 2020 compared to the same period in 2019.

●	Total noninterest expense increased $21,000 for the first six months of 2020 compared to same period in 2019.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.51% at June 30, 2020 compared to 0.65% at December 31, 2019.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.20% at June 30, 2020 compared to 0.36% at December 31, 2019.

●	At June 30, 2020, the Traditional Bank had accommodated clients through COVID-19 loan modifications for $793 million, or 20%, of the Traditional Bank’s loan portfolio.

Warehouse Lending segment

●	Net income increased $2.6 million, or 71%, for the first six months of 2020 compared to the same period in 2019.

●	Net interest income increased $3.5 million, or 51%, for the first six months of 2020 compared to the same period in 2019.

●	The Warehouse Provision was a net charge of $781,000 for the first six months of 2020 compared to a net charge of $642,000 for the same period in 2019.

●	Total committed Warehouse lines remained at $1.2 billion from December 31, 2019 to June 30, 2020.

●	Average line usage was 63% during the first six months of 2020 compared to 48% during the same period in 2019.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $9.2 million, or 234%, during the first six months of 2020 compared to the same period in 2019.

●	Overall, Republic’s originations of secondary market loans totaled $344 million during the first six months of 2020 compared to $123 million during the same period in 2019, with the Company’s gain recognized as a percent of total originations increasing to 3.93% during the first six months of 2020 from 2.83% during the same period in 2019.

Tax Refund Solutions segment

●	Net income decreased $5.3 million, or 37%, for the first six months of 2020 compared to the same period in 2019.

●	Net interest income increased $458,000 for the first six months of 2020 compared to the same period in 2019.

●	Total EA originations were $388 million during the first six months of 2020 compared to $389 million for the first six months of 2019.

●	Overall, TRS recorded a net charge to the Provision of $19.6 million during the first six months of 2020 compared to a net charge to the Provision of $13.8 million for the same period in 2019.

●	Noninterest income decreased $1.3 million, or 6%, for the first six months of 2020 compared to the same period in 2019.

●	Net RT revenue decreased $2.0 million, or 10%, for the first six months of 2020 compared to the same period in 2019.

●	Noninterest expense was $10.4 million for the first six months of 2020 compared to $10.0 million for the same period in 2019.

Republic Credit Solutions segment

●	Net income increased $2.5 million, or 31%, for the first six months of 2020 compared to the same period in 2019.

●	Net interest income decreased $2.1 million, or 14%, for the first six months of 2020 compared to the same period in 2019.

●	Overall, RCS recorded a net charge to the Provision of $263,000 during the first six months of 2020 compared to a net charge of $5.6 million for the same period in 2019.

●	Noninterest income increased $258,000, or 10%, from the first six months of 2019 to the first six months of 2020.

●	Noninterest expense was $1.8 million for the first six months of 2020 compared to $1.4 million for the same period in 2019.

●	Total nonperforming loans to total loans for the RCS segment was 0.36% at June 30, 2020 compared to 0.10% at December 31, 2019.

●	Delinquent loans to total loans for the RCS segment was 5.97% at June 30, 2020 compared to 7.25% at December 31, 2019.

RESULTS OF OPERATIONS (Six months Ended June 30, 2020 Compared to Six months Ended June 30, 2019)

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

Total Company net interest income decreased 1% during the first six months of 2020 compared to the same period in 2019. Total Company net interest margin decreased to 4.55% during the first six months of 2020 compared to 4.88% for the same period in 2019.

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2018 but began trending lower again during 2019 as the FOMC reduced the FFTR by 75 basis points during the year. The FOMC further lowered the FFTR 100 basis points during the first quarter of 2020 following market reactions to the COVID-19 pandemic. Consistent with decreases in market rates in the previous 12 month, the Total Company’s net interest spread and net interest margin compressed 20 basis points and 33 basis points, respectively, from the first six months of 2019 to the same period in 2020. The Company’s net interest spread, the difference between the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed primarily because the Company’s interest-bearing liabilities had less room to reprice downward than its interest-earning assets. The Company’s net interest margin compressed 13 basis points more than its net interest spread due to the reduction in benefit the Bank sees from noninterest-bearing funding in a falling rate environment. Management believes the Company’s net interest margin, as well as the net interest margin of its various operating segments will likely continue to decline in the near term as its earning asset yields continue to reprice lower.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $3.6 million, or 4%, for the first six months of 2020 compared to the same period in 2019. Traditional Banking’s net interest margin was 3.52% for the first six months of 2020, a decrease of 29 basis points from the same period in 2019.

The decrease in the Traditional Bank’s net interest income and net interest margin during the first six months of 2020 was primarily attributable to the following factors:

●	The Traditional Bank’s net interest spread, the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed 24 basis points primarily because the Core Bank’s liabilities had less room to reprice downward than its interest-earning asset counterparts.

●	The Traditional Bank’s net interest margin compressed 29 basis points, or five basis points more than its net interest spread, due to the decreased value from the Traditional Bank’s noninterest-bearing funding sources. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 14 basis points during the first six months of 2020 compared to 19 basis points during the first six months of 2019, with the differential of five basis points representing the decreased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The decrease in this value was driven by a 38 basis-point decline in the yield on the Traditional Banking segment’s interest-earning assets from period to period.

●	Partially offsetting the decline in net interest income driven by the decrease in the Traditional Bank’s net interest spread and net interest margin, net interest income increased partially due to a rise in YTD 2020 average loans, which increased $95 million, or 3%, over the same period in 2019. The Traditional Bank originated $526 million in PPP loans during the second quarter of 2020 following the passage of the CARES Act on March 27, 2020. This PPP portfolio contributed $193 million in average Traditional Bank loans for the first six months of 2020 but was partially offset by a $98 million decrease in non-PPP portfolios, including the impact of the sale of $128 million of the Traditional Bank’s loans in November 2019 as part of the Company’s branch divestiture.

Warehouse Lending segment

Net interest income increased $3.5 million, or 51%, for the first six months of 2020 compared to the same period in 2019.

Falling mortgage rates during 2020 drove a surge in consumer refinance volume for Warehouse clients resulting in a 39% increase in average Warehouse loans for the first six months of 2020 over the same period in 2019. Overall usage rates on Warehouse lines of credit were 63% for the first six months of 2020 compared to 48% for the first six months of 2019.

Tax Refund Solutions segment

TRS’s net interest income increased $458,000 for the first six months of 2020 compared to the same period in 2019. TRS’s EA product earned $19.5 million in interest income during the first six months of 2020, a $416,000 increase resulting primarily from modifications to the product’s pricing tiers. EA pricing includes a direct fee to the taxpayer, with the annual percentage rate to the taxpayer for his or her portion of the total fee being less than 36% for all offering tiers.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income decreased $2.1 million, or 14%, from the first six months of 2019 to the first six months of 2020. The decrease was driven primarily by a decrease in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income decreased to $10.7 million during the first six months of 2020 compared to $12.8 million during the same period in 2019 and accounted for 79% and 80% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in outstanding line-of-credit balances, as the Company reduced marketing for the product in response to the COVID-19 pandemic.

Future loan fee income from RCS’s higher-yielding line-of-credit product will likely continue to be negatively impacted by the on-going COVID-19 pandemic. As of June 30, 2020 the current on-balance-sheet Board-approved risk limit was $40 million for the Company. As of June 30, 2020, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $20 million.

Table 6 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$253,548	$724	0.57%	$293,587	$3,477	2.37%
Investment securities, including FHLB stock (1)	562,751	5,828	2.07	538,923	7,781	2.89
TRS Easy Advance loans (2)	78,673	19,468	49.49	68,667	19,052	55.49
Other RPG loans (3) (6)	129,281	14,455	22.36	119,632	16,930	28.30
Outstanding Warehouse lines of credit (4) (6)	724,977	14,339	3.96	521,643	13,314	5.10
All other Traditional Bank loans (5) (6)	3,747,449	83,436	4.45	3,631,312	87,743	4.83

Total interest-earning assets	5,496,679	138,250	5.03	5,173,764	148,297	5.73

Allowance for credit loss	(62,157)			(54,588)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	156,068			132,931
Premises and equipment, net	44,680			44,051
Bank owned life insurance	66,866			65,283
Other assets (1)	158,547			117,168
Total assets	$5,860,683			$5,478,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,196,681	$841	0.14%	$1,129,824	$3,104	0.55%
Money market accounts	744,745	1,490	0.40	750,434	3,803	1.01
Time deposits	421,257	4,345	2.06	399,252	3,889	1.95
Reciprocal money market and time deposits	248,887	1,053	0.85	194,971	1,274	1.31
Brokered deposits	256,590	2,220	1.73	134,707	1,581	2.35

Total interest-bearing deposits	2,868,160	9,949	0.69	2,609,188	13,651	1.05

Securities sold under agreements to repurchase and other short-term borrowings	192,755	136	0.14	225,864	751	0.67
Federal Reserve Paycheck Protection Program Liquidity Facility	61,384	105	0.34	—	—	—
Federal Home Loan Bank advances	317,307	2,470	1.56	611,695	6,792	2.22
Subordinated note	41,240	647	3.14	41,240	858	4.16

Total interest-bearing liabilities	3,480,846	13,307	0.76	3,487,987	22,052	1.26

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,473,314			1,178,198
Other liabilities	118,459			94,586
Stockholders’ equity	788,064			717,838
Total liabilities and stock-holders’ equity	$5,860,683			$5,478,609

Net interest income		$124,943			$126,245

Net interest spread			4.27%			4.47%

Net interest margin			4.55%			4.88%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $12.0 million and $14.2 million for the six months ended June 30, 2020 and 2019.
(4)	Interest income includes loan fees of $1.4 million and $1.3 million for the six months ended June 30, 2020 and 2019.
(5)	Interest income includes loan fees of $3.3 million and $2.4 million for the six months ended June 30, 2020 and 2019.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 7 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2020
	Compared to
	Six Months Ended June 30, 2019
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(2,753)	$(419)	$(2,334)
Investment securities, including FHLB stock	(1,953)	331	(2,284)
TRS Easy Advance loans*	416	(1,927)	2,343
Other RPG loans	(2,475)	1,286	(3,761)
Outstanding Warehouse lines of credit	1,025	4,449	(3,424)
All other Traditional Bank loans	(4,307)	2,742	(7,049)
Net change in interest income	(10,047)	6,462	(16,509)

Interest expense:

Transaction accounts	(2,263)	174	(2,437)
Money market accounts	(2,313)	(29)	(2,284)
Time deposits	456	220	236
Reciprocal money market and time deposits	(221)	298	(519)
Brokered deposits	639	1,139	(500)
Securities sold under agreements to repurchase and other short-term borrowings	(615)	(96)	(519)
Federal Reserve Paycheck Protection Program Liquidity Facility	105	105	—
Federal Home Loan Bank advances	(4,322)	(2,666)	(1,656)
Subordinated note	(211)	—	(211)
Net change in interest expense	(8,745)	(855)	(7,890)

Net change in net interest income	$(1,302)	$7,317	$(8,619)
*	Volume for Easy Advances is based on total loans originated during the period presented.

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

Total Company Provision was $29.3 million for the first six months of 2020 compared to $21.7 million for the same period in 2019.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2020 was $8.7 million, compared to $1.6 million for the first six months of 2019. An analysis of the Provision for the first six months of 2020 compared to the same period in 2019 follows:

●	Related to the Bank’s pass-rated and non-rated loans, the Bank recorded net charges of $8.9 million and $1.2 million to the Provision for the first six months of 2020 and 2019. For the first six months of 2020, the Traditional Bank recorded $10.9 million of additional Provision due to the expected economic impact of the COVID-19 pandemic, with the pandemic expected to increase the Traditional Bank’s losses in the near-term to loss levels consistent with unemployment levels above 8%. Offsetting the increase in the Provision due to the impact of the COVID-19 pandemic was a reduction in the Provision of $2.0 million driven by a $170 million decrease in Traditional Bank non-PPP spot balances from December 31, 2019 to June 30, 2020.

●	The Bank recorded a net reduction to the Provision of $467,000 for the first six months of 2020 compared to a net charge to the Provision of $442,000 during the same period in 2019 related to loans rated Substandard, Special Mention, or PCD. The net reduction during the first six months of 2020 was driven by a $470,000 recovery recorded upon the payoff of a large CRE relationship that had been partially charged-off in a prior period. The charge during the first six months of 2019 includes a $1.2 million Provision for one C&I relationship that defaulted during the period.

●	Related to the Bank’s corporate bonds held within its investment securities portfolio, the Bank recorded $222,000 of Provision during the first six months of 2020, driven by higher PD and LGD assumptions stemming from COVID-19 economic concerns. The Company began provisioning for credit loss for its investment securities in 2020 as part of its adoption of ASC 326; therefore, no similar Provision was recognized during the first six months of 2019.

As a percentage of total loans, the Traditional Banking ACLL was 1.10% at June 30, 2020 compared to 0.78% at December 31, 2019 and 0.87% at June 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at June 30, 2020.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $781,000 for the first six months of 2020 compared to a net charge of $642,000 for the same period in 2019. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $312 million during the first six months of 2020 compared to an increase of $257 million during the first six months of 2019.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% at June 30, 2020, December 31, 2019 and June 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at June 30, 2020.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $19.6 million during the first six months of 2020 compared to a net charge of $13.8 million for the same period in 2019. Substantially all TRS Provision in both periods was related to its EA product.

TRS’s Provision for EA loan losses was $19.5 million, or 5.04% of its $388 million in EAs originated during the first six months of 2020, compared to a Provision of $13.4 million, or 3.45% of its $389 million of EAs originated during the first six months of 2019. The higher net charges to the Provision during the first six months of 2020 resulted from EA repayment rates from the U.S. Treasury that significantly lagged those during the same period in 2019. Management believes the significant decline in repayment rates from the U.S. Treasury during 2020, particularly during the second quarter, was directly related to the impact of the current COVID-19 pandemic and the resulting delay in tax return processing by the IRS for certain types of tax returns that require further taxpayer communication and verification. While EA loss rates for 2020 could still finish more in-line with those from the prior year, management is uncertain if or when this turnaround could occur. As a result, the Company completely charged-off all remaining unpaid EAs as of June 30, 2020, in-line with its customary June 30th charge-off policy for EA loans. Any EA payments received after June 30, 2020 will be credited as a direct recovery to the Provision in the period it is received.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 8 below, RCS recorded a charge to the Provision of $263,000 during the first six months of 2020 compared to a charge to the Provision of $5.6 million for the same period in 2019. The decrease in the Provision was driven by a reduction in both net charge-offs and outstanding balances for RCS’s line-of-credit product, as the Company reduced marketing for RCS’s line-of-credit product in response to the COVID-19 pandemic.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 9.21% at June 30, 2020, 12.45% at December 31, 2019 and 13.19% at June 30, 2019. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at June 30, 2020.

The following table presents net charges to the RCS Provision by product:

Table 8 — RCS Provision by Product

	Six Months Ended Jun. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$253	$5,573	$(5,320)	(95)%
Hospital receivables	10	34	(24)	(71)
Total	$263	$5,607	$(5,344)	(95)%

Table 9 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019

ACLL at beginning of period	$43,351	$44,675

Adoption of ASC 326	6,734	—

Charge-offs:

Traditional Banking:
Residential real estate	(27)	(457)
Commercial real estate	(270)	—
Commercial & industrial	(192)	—
Home equity	—	(13)
Consumer	(733)	(933)
Total Traditional Banking	(1,222)	(1,403)
Warehouse lines of credit	—	—
Total Core Banking	(1,222)	(1,403)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(19,575)	(13,425)
Commercial & industrial	(72)	(281)
Republic Credit Solutions	(4,717)	(6,507)
Total Republic Processing Group	(24,364)	(20,213)
Total charge-offs	(25,586)	(21,616)

Recoveries:

Traditional Banking:
Residential real estate	86	267
Commercial real estate	473	4
Commercial & industrial	44	5
Home equity	87	38
Consumer	323	295
Total Traditional Banking	1,013	609
Warehouse lines of credit	—	—
Total Core Banking	1,013	609

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	42	5
Commercial & industrial	1	—
Republic Credit Solutions	470	619
Total Republic Processing Group	513	624
Total recoveries	1,526	1,233

Net loan charge-offs	(24,060)	(20,383)

Provision - Core Banking	9,228	2,258
Provision - RPG	19,844	19,433
Total Provision	29,072	21,691
ACLL at end of period	$55,097	$45,983

Credit Quality Ratios - Total Company:

ACLL to total loans	1.09%	1.04%
ACLL to nonperforming loans	270	237
Net loan charge-offs to average loans	1.03	0.94

Credit Quality Ratios - Core Banking:

ACLL to total loans	0.92%	0.76%
ACLL to nonperforming loans	230	171
Net loan charge-offs to average loans	0.01	0.04

Noninterest Income

Total Company noninterest income increased $6.8 million, or 16%, during the first six months of 2020 compared to the same period in 2019. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $1.4 million, or 9%, for the first six months of 2020 compared to the same period in 2019. Service charges on deposit accounts decreased $1.3 million and interchange income decreased $577,000 from the first six months of 2019 to the same period in 2020. Both decreases largely reflect a change in client savings and spending patterns during the pandemic-driven economic restrictions. In general, during the second quarter of 2020, client spending decreased meaningfully from the second quarter of 2019, while client deposit balances increased, thus producing less overdraft activity and less interchange revenue for the Bank. Client spending patterns did return to more normalized levels in June 2020, however, management is uncertain at this time if this pattern will continue given the on-going spread of COVID-19 nationally.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2020 and 2019 were $2.7 million and $4.2 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2020 and 2019 were $417,000 and $1.1 million, with the Bank suspending its daily overdraft charges during the second quarter of 2020 to cushion the economic blow of the COVID-19 pandemic on its clients. The Bank expects to reinstitute the daily overdraft fee charge in the third quarter of 2020, with this expectation subject to changing pandemic-related circumstances.

The Bank recognized a $353,000 net gain on sale of one of its former banking centers during the first six months of 2020. The now-sold property is located in Tampa, Florida.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $9.2 million, or 234%, during the first six months of 2020 compared to the same period in 2019. Falling mortgage rates during 2020 drove strong growth in the Company’s consumer refinance activity, particularly within the Company’s relatively new Consumer Direct channel. Overall, the Company originated $344 million of secondary market mortgage loans during the first six months of 2020 compared to $123 million for the first six months of 2019.

In addition to the strong mortgage banking origination volume during the first six months of 2020, the Company’s gain recognized as a percent of total originations increased to 3.93% during the first six months of 2020 from 2.83% during the same period in 2019. The stronger gain percentages resulted from favorable market conditions on pricing during the first six months of 2020. If and when consumer refinance volume begins to slow down in the future, management believes market conditions for pricing will become more competitive and return to a range of 2.0%-3.0%, which is more in-line with historical averages for gains-as-a-percentage-of-loans-sold.

Tax Refund Solutions segment

TRS’s noninterest income decreased $1.3 million during the first six months of 2020 compared to the same period in 2019 resulting from a $2.0 million, or 10%, decrease in net RT revenue. RTs processed decreased 8% and revenue per RT decreased 1% from 2019 to 2020.

Republic Credit Solutions segment

RCS’s noninterest income increased $258,000, or 10%, during the first six months of 2020 compared to the same period in 2019. As illustrated in Table 10 below, RCS program fees increased $917,000 resulting primarily from $1.4 million in fees from RCS’s new installment loan product launched in December 2019 partially offset by a $599,000 reduction in fees for RCS’s line-of-credit product. The Company reduced marketing for RCS’s installment loan product during 2020 in response to the COVID-19 pandemic.

The following table presents RCS program fees by product:

Table 10 — RCS Program Fees by Product

	Six Months Ended Jun. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$1,448	$2,047	$(599)	(29)%
Hospital receivables	8	93	(85)	(91)
Installment loans*	1,376	(225)	1,601	NM
Total	$2,832	$1,915	$917	48%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $2.9 million, or 3%, during the first six months of 2020 compared to the same period in 2019. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $21,000 for the first six months of 2020 compared to the same period in 2019. The following primarily drove the change in noninterest expense:

●	Salaries and employee benefits expense increased $1.3 million, or 3%, driven primarily by annual merit increases.

●	Data Processing expense increased $748,000, or 19%, driven by the Company’s increased investment in Software-as-a-Service applications since June 30, 2019.

●	Offsetting the above were decreases in Marketing and Development, Interchange, and Travel and Entertainment expenses, with each of these expenses driven downward as a direct result of pandemic-related influences.

●	FDIC Insurance expense decreased $338,000, as the Bank used the remainder of its small-bank credits against its first quarter 2020 insurance premium.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased $2.0 million, or 75%, during the first six months of 2020 compared to the same period in 2019 primarily due to higher mortgage commissions recorded during 2020.

Income Tax Expense

The Total Company effective income tax rate was 20% for the first six months of 2020 compared to 18% for the same period in 2019. The following drove the lower rate in 2019:

●	As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of March 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $350,000 due to the enactment of HB354, with the majority of this benefit attributed to the Traditional Bank.

●	In April 2019, Kentucky enacted HB458, which allows for combined filing for Republic Bancorp and the Bank. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a combined return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance on the deferred tax asset for these losses was approximately $815,000 as of 6/30/19. This benefit was recorded in the second quarter of 2019, with 100% of this benefit attributed to the Traditional Bank.

●	The Company received $388,000 in income tax benefit during the second quarter of 2019 associated with equity compensation. Substantially all of this benefit was attributed to the Traditional Bank.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2020 AND DECEMBER 31, 2019

Table 11 — Loan Portfolio Composition

(in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$885,325	$949,568	$(64,243)	(7)%
Nonowner occupied	254,700	258,803	(4,103)	(2)
Commercial real estate	1,322,290	1,303,000	19,290	1
Construction & land development	157,254	159,702	(2,448)	(2)
Commercial & industrial*	904,727	477,236	427,491	90
Lease financing receivables	11,864	14,040	(2,176)	(15)
Home equity	265,266	293,186	(27,920)	(10)
Consumer:
Credit cards	14,265	17,836	(3,571)	(20)
Overdrafts	488	1,522	(1,034)	(68)
Automobile loans	41,059	52,923	(11,864)	(22)
Other consumer	78,585	68,115	10,470	15
Total Traditional Banking	3,935,823	3,595,931	339,892	9
Warehouse lines of credit**	1,029,779	717,458	312,321	44
Total Core Banking	4,965,602	4,313,389	652,213	15

Republic Processing Group**:
Tax Refund Solutions:
Easy Advances	—	—	—	NM
Other TRS loans	289	14,365	(14,076)	(98)
Republic Credit Solutions	99,201	105,397	(6,196)	(6)
Total Republic Processing Group	99,490	119,762	(20,272)	(17)

Total loans***	5,065,092	4,433,151	631,941	14
Allowance for credit losses	(55,097)	(43,351)	(11,746)	27

Total loans, net	$5,009,995	$4,389,800	$620,195	14%

*Includes $511 million of PPP loans at June 30, 2020.

**Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

***Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $632 million, or 14%, during the first six months of 2020 to $5.1 billion at June 30, 2020. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $340 million, or 9%, from December 31, 2019 to June 30, 2020. The following primarily drove the change in loan balances during the first six months of 2020:

●	Within the C&I category, the origination of $526 million in PPP loans during the second quarter of 2020 was partially offset by the payoff of approximately $84 million in C&I balances during the first six months of 2020. Included within C&I payoffs was $26 million in dealer floor plan loans, as the Company began strategically winding down this business line during 2019.

●	The owner-occupied residential real estate and home equity categories decreased $64 million and $28 million. These decreases largely reflect a sharp drop in long-term market interest rates during the first six months of 2020 that drove an increase in refinance volume for residential mortgages, with much of the refinance activity going into fixed rate products sold on the secondary market.

Regarding the Company’s PPP loans, these loans have a stated maturity of two years, an annualized fixed coupon rate of 1.0% to the client, are 100% guaranteed by the SBA, and 100% forgivable to the client if certain program metrics are met. The Bank earns an origination fee of 1%, 3%, or 5% based on the size of the loan.

Republic carried $15 million in unaccreted PPP loan fees as of June 30, 2020, which it expects to accrete into income over the life of the loan. While no guarantee can be made as to the overall life of these loans, management believes the loans are likely to remain on the Company’s balance sheet less than one year, as it expects the substantial majority of its clients to request forgiveness for their loans at the earliest possible time, presuming these clients achieve the required program metrics.

Warehouse Lending segment

Outstanding Warehouse period end balances increased $312 million from December 31, 2019 to June 30, 2020. A sharp decline in long-term fixed mortgage rates during the first six months of 2020 drove the increase in Warehouse balances. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 59% during 2019.

Tax Refund Solutions segment

Outstanding TRS loans decreased $14 million from December 31, 2019 to June 30, 2020 primarily reflecting a $14 million reduction in other TRS loans. Other TRS loans at December 31, 2019 were primarily commercial loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by the end of the first quarter of the following year.

Republic Credit Solutions segment

Outstanding RCS loans decreased $6 million from December 31, 2019 to June 30, 2020 primarily reflecting a $10 million decrease in outstanding balances for RCS’s line-of-credit product partially offset by a $4 million increase in hospital receivables. As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Allowance for Credit Losses

At June 30, 2020, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

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

The Company’s ACLL increased $12 million from $43 million at December 31, 2019 to $55 million at June 30, 2020. As a percent of total loans, the total Company’s ACLL increased to 1.09% at June 30, 2020 compared to 0.98% at December 31, 2019. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased $15 million to $43 million at June 30, 2020, driven partially by the Company’s January 1, 2020 CECL adoption entry of approximately $7 million and partially by approximately $11 million of reserves for the expected impact of the COVID-19 pandemic. The pandemic is projected to increase the Traditional Bank’s losses in the near-term to loss levels consistent with unemployment levels above 8%. Offsetting the increase in the ACLL due to the pandemic was a reduction in the ACLL of approximately $2 million driven by a $170 million decrease in non-PPP Traditional Bank spot balances from January 1, 2020 to June 30, 2020.  The Traditional Bank ACLL to total Traditional Bank loans increased 32 basis points to 1.10% when comparing June 30, 2020 to December 31, 2019.

Following the Company’s $51,000 ASC 326 adoption entry on January 1, 2020 establishing an ACLS for its debt securities, the Company increased its ACLS $222,000 during the first six months of 2020 to $273,000 based on higher PD and LGD expectations on its corporate bond portfolios. These higher PD and LGD expectations generally reflect economic concerns from the COVID-19 pandemic.

Following the Company’s ASC 326 adoption entry on January 1, 2020 for an ACLC on its off-balance sheet credit exposures of $456,000, the Company increased its ACLC $180,000 during the first six months of 2020 to $636,000 at June 30, 2020. The higher ACLC at June 30, 2020 reflects higher assumed loss rates on these exposures as they convert to outstanding balances over their expected lives. The ACLC is recorded on the liability side of the balance sheet, with any provision for loss recorded within other noninterest expense.

Warehouse Lending segment

The Warehouse ACLL increased to approximately $2.6 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing June 30, 2020 to December 31, 2019. As of June 30, 2020, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first six months of 2020. Warehouse lines are generally short-term, sound quality facilities secured by marketable collateral; therefore, the Company made no adjustment to the Warehouse ACLL upon adoption of CECL.  Additionally, the Company made no ACLL adjustment for Warehouse lines for COVID-19 concerns at June 30, 2020, as its Warehouse clients are experiencing relatively high demand for refinance transactions as borrowers take advantage of the low interest rate environment.

Republic Credit Solutions segment

The RCS ACLL decreased $4 million to $9 million at June 30, 2020 from $13 million at December 31, 2019. The decrease in ACLL was driven by a $10 million decrease in outstanding balances for RCS’s line-of-credit product partially offset by a higher estimated loss rate on this product to account for COVID-19 economic concerns. As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic.

RCS maintained an ACLL for two distinct credit products offered at June 30, 2020, including its line-of-credit product and its healthcare-receivables product. At June 30, 2020, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables product to as high as 49% for its line-of-credit product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI/PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCI/PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased $3 million during the first six months of 2020 resulting primarily from the transfer of one $2 million CRE classified loan to OREO.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 12 — Classified and Special Mention Loans

(in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	30,804	33,297	(2,493)	(7)
PCI/PCD* - Substandard	1,998	1,289	709	55
Total Classified Loans	32,802	34,586	(1,784)	(5)

Special Mention	20,803	21,754	(951)	(4)
PCI/PCD* - Special Mention	956	797	159	20
Total Special Mention Loans	21,759	22,551	(792)	(4)

Total Classified and Special Mention Loans	$54,561	$57,137	$(2,576)	(5)%
*

The Bank’s PCI loans at December 31, 2019 were reclassified to PCD loans on January 1, 2020 in connection with the Company’s adoption of ASC 326. See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements” for additional discussion regarding the Company’s adoption of ASC 326.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $5 million and $10 million at June 30, 2020 and December 31, 2019.

Nonperforming loans to total loans decreased to 0.40% at June 30, 2020 from 0.53% at December 31, 2019, as the total balance of nonperforming loans decreased by $3 million, or 13%, while total loans increased $632 million, or 14%, during the first six months of 2020. The ultimate impact to the Company’s nonperforming loans related to the COVID-19 pandemic is currently unknown due to COVID-19-related loan accommodations the Bank made to businesses and consumers, including deferrals and forbearances. During the second quarter of 2020, the Bank entered into accommodations for loans totaling $793 million. These accommodations generally lasted for a term of three months.

Management expects a significant amount of these borrower accommodations to expire during the third quarter of 2020, at which time management expects the majority of these clients to continue repayment of their loans. When evaluating further borrower accommodations for borrowers needing additional relief, the Bank considers prudent accommodation options based on the borrower’s credit risk; applicable federal and state laws and regulations, including COVID-related accommodations provided by the CARES Act and states and localities; and the Bank’s ability to ease cash flow pressures on the affected borrowers while improving the Bank’s likelihood of collection on its loans. If enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s nonperforming loans would substantially increase and negatively impact the Company’s overall operating performance.

Table 13 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	June 30, 2020	December 31, 2019

Loans on nonaccrual status*	$19,884	$23,332
Loans past due 90-days-or-more and still on accrual**	535	157
Total nonperforming loans	20,419	23,489
Other real estate owned	2,194	113
Total nonperforming assets	$22,613	$23,602

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.40%	0.53%
Nonperforming assets to total loans (including OREO)	0.45	0.53
Nonperforming assets to total assets	0.35	0.42

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.40%	0.54%
Nonperforming assets to total loans (including OREO)	0.44	0.54
Nonperforming assets to total assets	0.36	0.43
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 14 — Nonperforming Loan Composition

	June 30, 2020		December 31, 2019
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$14,106	1.59%	$12,220	1.29%
Nonowner occupied	952	0.37	623	0.24
Commercial real estate	881	0.07	6,865	0.53
Construction & land development	—	—	143	0.09
Commercial & industrial	1,563	0.17	1,424	0.30
Lease financing receivables	—	—	—	—
Home equity	2,209	0.83	1,865	0.64
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	152	0.37	179	0.34
Other consumer	21	0.03	13	0.02
Total Traditional Banking	19,884	0.51	23,332	0.65
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,884	0.40	23,332	0.54

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	182	62.98	53	0.37
Republic Credit Solutions	353	0.36	104	0.10
Total Republic Processing Group	535	0.54	157	0.13

Total nonperforming loans	$20,419	0.40%	$23,489	0.53%

Table 15 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	150	$5,482	25	$4,717	4	$3,907	179	$14,106
Nonowner occupied	2	78	1	334	1	540	4	952
Commercial real estate	2	44	3	837	—	—	5	881
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	3	809	1	754	4	1,563
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	29	906	6	1,303	—	—	35	2,209
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	13	152	—	—	—	—	13	152
Other consumer	8	21	—	—	—	—	8	21
Total Traditional Banking	204	6,683	38	8,000	6	5,201	248	19,884
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	204	6,683	38	8,000	6	5,201	248	19,884

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	182	—	—	—	—	NM	182
Republic Credit Solutions	NM	353	—	—	—	—	NM	353
Total Republic Processing Group	NM	535	—	—	—	—	NM	535

Total	204	$7,218	38	$8,000	6	$5,201	248	$20,419

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	137	$5,005	24	$4,525	3	$2,690	164	$12,220
Nonowner occupied	3	84	—	—	1	539	4	623
Commercial real estate	2	45	2	609	4	6,211	8	6,865
Construction & land development	—	—	1	143	—	—	1	143
Commercial & industrial	—	—	2	397	1	1,027	3	1,424
Lease financing receivables	—	—	—	—	—	—	—	—
Home equity	23	795	5	1,070	—	—	28	1,865
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	13	179	—	—	—	—	13	179
Other consumer	7	13	—	—	—	—	7	13
Total Traditional Banking	185	6,121	34	6,744	9	10,467	228	23,332
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	185	6,121	34	6,744	9	10,467	228	23,332

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	53	—	—	—	—	NM	53
Republic Credit Solutions	NM	104	—	—	—	—	NM	104
Total Republic Processing Group	NM	157	—	—	—	—	NM	157

Total	185	$6,278	34	$6,744	9	$10,467	228	$23,489

Table 16 — Rollforward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Nonperforming loans at the beginning of the period	$20,853	$15,560	$23,489	$16,138
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	3,069	6,575	4,658	7,680
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,981)	(2,119)	(7,898)	(3,478)
Principal balance paydowns of loans nonperforming at both period ends	(561)	(578)	(208)	(956)
Net change in principal balance of other loans nonperforming at both period ends*	39	(34)	378	20

Nonperforming loans at the end of the period	$20,419	$19,404	$20,419	$19,404
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 17 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Loans charged off	$(273)	$(285)	$(2)	$(298)
Loans transferred to OREO	(2,109)	(980)	(2,109)	(1,036)
Loans refinanced at other institutions	(490)	(830)	(2,445)	(2,060)
Loans returned to accrual status	(109)	(24)	(3,342)	(84)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,981)	$(2,119)	$(7,898)	$(3,478)

Based on the Bank’s review at June 30, 2020, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.28% at June 30, 2020, from 0.47% at December 31, 2019, primarily due to a $7 million, or 32%, decrease in delinquent loans and a $632 million, or 14%, increase in total loans during the first six months of 2020. The ultimate impact to the Company’s delinquent loans related to the COVID-19 pandemic is currently unknown due to COVID-19-related loan accommodations the Bank made to businesses and consumers, including deferrals and forbearances. During the second quarter of 2020, the Bank entered into accommodations for loans totaling $793 million. These accommodations generally lasted for a term of three months.

Management expects a significant amount of these borrower accommodations to expire during the third quarter of 2020, at which time management expects the majority of these clients to continue repayment of their loans. When evaluating further borrower accommodations for borrowers needing additional relief, the Bank considers prudent accommodation options based on the borrower’s credit risk; applicable federal and state laws and regulations, including COVID-related accommodations provided by the CARES Act and states and localities; and the Bank’s ability to ease cash flow pressures on the affected borrowers while improving the Bank’s likelihood of collection on its loans. If enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s delinquent loans would substantially increase and negatively impact the Company’s overall operating performance.

Core Bank delinquent loans to total Core Bank loans decreased to 0.16% at June 30, 2020 from 0.30% at December 31, 2019. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2020 and December 31, 2019 were on nonaccrual status.

Table 18 — Delinquent Loan Composition*

	June 30, 2020		December 31, 2019
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,214	0.48%	$4,434	0.47%
Nonowner occupied	539	0.21	539	0.21
Commercial real estate	543	0.04	3,300	0.25
Construction & land development	—	—	—	—
Commercial & industrial	1,362	0.15	1,355	0.28
Lease financing receivables	—	—	—	—
Home equity	1,053	0.40	2,918	1.00
Consumer:
Credit cards	7	0.05	155	0.87
Overdrafts	94	19.26	283	18.59
Automobile loans	27	0.07	49	0.09
Other consumer	22	0.03	9	0.01
Total Traditional Banking	7,861	0.20	13,042	0.36
Warehouse lines of credit	—	—	—	—
Total Core Banking	7,861	0.16	13,042	0.30

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	259	89.62	119	0.83
Republic Credit Solutions	5,926	5.97	7,643	7.25
Total Republic Processing Group	6,185	6.22	7,762	6.48

Total delinquent loans	$14,046	0.28%	$20,804	0.47%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 19 — Rollforward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Delinquent loans at the beginning of the period	$42,627	$34,187	$20,804	$15,962
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,823	8,685	3,080	8,519
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(29,901)	(22,991)	(7,513)	(4,661)
Principal balance paydowns of loans delinquent at both period ends	(1,394)	(84)	(2,189)	(293)
Net change in principal balance of other loans delinquent at both period ends*	(109)	(471)	(136)	(201)
Delinquent loans at the end of period	$14,046	$19,326	$14,046	$19,326
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 20 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Loans charged off	$(2)	$(306)	$(2)	$(316)
Easy Advances paid-off or charged-off	(23,467)	(19,099)	—	—
Loans transferred to OREO	(2,109)	(1,062)	(2,109)	(1,119)
Loans refinanced at other institutions	(1,270)	(746)	(3,012)	(1,309)
Loans paid current	(3,053)	(1,778)	(2,390)	(1,917)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(29,901)	$(22,991)	$(7,513)	$(4,661)

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

Table 21 — Collateral-Dependent Loans and Troubled Debt Restructurings

(in thousands)	June 30, 2020	December 31, 2019

Cashflow-dependent TDRs	$12,575	$14,348
Collateral-dependent TDRs	13,904	16,433
Total TDRs	26,479	30,781
Collateral dependent loans (which are not TDRs)	18,237	19,569
Total recorded investment in TDRs and collateral-dependent loans	$44,716	$50,350

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

COVID-19 Loan Accommodations

The ultimate impact to the Company’s nonperforming and delinquent loans related to the COVID-19 pandemic is currently unknown due to COVID-19-related loan accommodations the Bank made to businesses and consumers, including deferrals and forbearances. These accommodations generally lasted for a term of three months.  During the second quarter of 2020, the Bank entered into COVID-19 loan accommodations for loans totaling $793 million.

Management expects a significant amount of these borrower accommodations to expire during the third quarter of 2020, at which time management expects the majority of these clients to continue repayment of their loans. When evaluating further borrower accommodations for borrowers needing additional relief, the Bank considers prudent accommodation options based on the borrower’s credit risk; applicable federal and state laws and regulations, including COVID-related accommodations provided by the CARES Act and states and localities; and the Bank’s ability to ease cash flow pressures on the affected borrowers while improving the Bank’s likelihood of collection on its loans. If enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s nonperforming and delinquent loans would substantially increase and negatively impact the Company’s overall operating performance. The following table presents the balances of loans in COVID-19 accommodations, the balance of PPP loans, and the remainder of the Traditional Bank’s loan portfolio by loan class as of June 30, 2020:

Table 22 — COVID-19 Accommodations, PPP Loans, and Other Traditional Bank Loans

	COVID-19			Total
June 30, 2020 (dollars in thousands)	Accommodations	PPP Loans	Other Loans	Traditional Banking

Traditional Banking:
Residential real estate:
Owner occupied	$51,570	$—	$833,755	$885,325
Nonowner occupied	58,754	—	195,946	254,700
Commercial real estate	491,314	—	830,976	1,322,290
Commercial & industrial	141,720	511,065	251,942	904,727
Construction & land development	28,927	—	128,327	157,254
Lease financing receivables	2,443	—	9,421	11,864
Home equity	13,776	—	251,490	265,266
Consumer	4,678	—	129,719	134,397
Total Traditional Banking	$793,182	$511,065	$2,631,576	$3,935,823
Percent of Total Traditional Banking	20%	13%	67%	100%

As of June 30, 2020, 80% of the Traditional Banking segment’s loans under COVID-19 accommodations were either within the CRE or C&I categories. Table 23 below presents CRE and C&I COVID-19 accommodations by industry as of June 30, 2020:

Table 23 — Traditional Bank Commercial Real Estate and Commercial & Industrial Loans under COVID-19 Accommodations by Industry

June 30, 2020 (dollars in thousands)	Total CRE & C&I	% Concentration

Industry:
Lessors of Nonresidential Buildings (except Miniwarehouses)	$184,087	29%
Hotels (except Casino Hotels) and Motels	66,969	11
Lessors of Residential Buildings and Dwellings	55,835	9
Limited-Service Restaurants	45,155	7
Full-Service Restaurants	38,947	6
Offices of Physicians (except Mental Health Specialists)	37,957	6
Fitness and Recreational Sports Centers	29,199	5
Offices of Dentists	14,122	2
Religious Organizations	11,909	2
Sports Teams and Clubs	11,644	2
Car Washes	9,951	2
General Freight Trucking, Long-Distance, Truckload	6,606	1
Golf Courses and Country Clubs	6,570	1
Public Relations Agencies	5,757	1
General Freight Trucking, Local	5,189	1
All other industries	103,137	15
Total CRE and C&I	$633,034	100%

Deposits

Table 24 — Deposit Composition

(in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change

Core Bank:
Demand	$1,124,321	$922,972	$201,349	22%
Money market accounts	748,832	793,950	(45,118)	(6)
Savings	207,729	175,588	32,141	18
Individual retirement accounts (1)	51,715	51,548	167	0
Time deposits, $250 and over (1)	111,725	104,412	7,313	7
Other certificates of deposit (1)	258,884	248,161	10,723	4
Reciprocal money market and time deposits (1)	290,441	189,774	100,667	53
Brokered deposits (1)	400,000	200,072	199,928	100
Total Core Bank interest-bearing deposits	3,193,647	2,686,477	507,170	19
Total Core Bank noninterest-bearing deposits	1,431,866	981,164	450,702	46
Total Core Bank deposits	4,625,513	3,667,641	957,872	26

Republic Processing Group:
Money market accounts	3,038	66,152	(63,114)	(95)
Total RPG interest-bearing deposits	3,038	66,152	(63,114)	(95)

Brokered prepaid card deposits	256,703	9,128	247,575	2,712
Other noninterest-bearing deposits	132,831	43,087	89,744	208
Total RPG noninterest-bearing deposits	389,534	52,215	337,319	646
Total RPG deposits	392,572	118,367	274,205	232

Total deposits	$5,018,085	$3,786,008	$1,232,077	33%
(1)	Includes time deposits.

Total Company deposits increased $1.2 billion, or 33%, from December 31, 2019 to $5.0 billion at June 30, 2020.

Total Company noninterest-bearing deposits increased $788 million, or 76%, with the following primarily driving growth:

●	The Traditional Bank originated $526 million in PPP loans during the second quarter of 2020, with a substantial portion of the funds loaned retained in the Bank’s deposit accounts at June 30, 2020.

●	Management believes much of the remaining growth in noninterest-bearing deposits at the Traditional Bank was a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

●	RPG noninterest-bearing deposits increased $337 million during the first six months of 2020, with growth driven by the Company’s May 1, 2020 acquisition of approximately $250 million of prepaid card balances from another financial institution.

Total Company interest-bearing deposits increased approximately $444 million for the first six months of 2020, with the following primarily driving growth:

●	The Traditional Bank acquired $200 million of additional brokered deposits during the first six months of 2020 for additional liquidity during the COVID-19 pandemic.

●	Similar to growth in noninterest-bearing deposits, management believes much of the remaining growth in interest-bearing deposits at the Traditional Bank was a flight to safety brought about by the COVID-19 pandemic.

●	Offsetting the positive drivers above was a $60 million decline in MemoryBank’s online money market accounts, as the Bank significantly lowered its pricing during the period due to the overall decrease in market interest rates.

●	In addition to the decline in MemoryBank balances, the Bank also had a $37 million deposit outflow from one money-market client. At this time, management does not anticipate this large deposit will be replaced by this particular client in the foreseeable future.

●	RPG interest-bearing deposits decreased $63 million due to the exit of short-term seasonal funding used by the TRS segment during the first half of 2020.

Federal Reserve Paycheck Protection Program Lending Facility

The Bank began participating in the Federal Reserve’s PPPLF on April 24, 2020, with $169 million of borrowings outstanding through this program as of June 30, 2020. Under the PPPLF program, the Bank can fully fund its PPP loans on a dollar-for-dollar basis at a borrowing rate of 0.35%, with the Bank’s PPP loans serving as collateral for its PPPLF borrowings. PPPLF borrowings mature as the underlying PPP loans mature, generally within two to five years. Through June 30, 2020, the Bank chose not to fully fund its PPP loans through the PPPLF since a significant portion of the Bank’s PPP loan clients retained their PPP funds within their deposit accounts at the Bank. Management is currently uncertain of the Bank’s level of PPPLF usage for the remainder of the year.

Federal Home Loan Bank Advances

As the overall increase in deposits outpaced the overall increase in interest-earning assets for the first six months of 2020, FHLB advances declined by $613 million from December 31, 2019 to June 30, 2020. The Bank held no overnight advances at June 30, 2020, compared to $200 million in overnight advances at a rate of 1.63% at December 31, 2019. The usage of overnight FHLB advances is expected to continue to fluctuate based on the overall usage rates for the Bank’s warehouse lines of credit, which are also tied to short-term repricing indices, as well as current favorable deposit gathering trends.

The Bank currently borrows from the FHLB substantially on an overnight or short-term basis due to its current interest rate risk position. The overall use and types of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. Because of the Bank’s current interest rate position, management expects the Company will continue to predominately borrow on an overnight or short-term basis from the FHLB. If a meaningful amount of the Bank’s loan originations in the future have repricing terms longer than five years, management could elect to borrow additional longer-term funds from the FHLB to mitigate its risk of future increases in market interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 110% at June 30, 2020 and 126% at December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had cash and cash equivalents on-hand of $560 million and $385 million. The Bank also had available borrowing capacity of $814 million and $259 million from the FHLB at June 30, 2020 and December 31, 2019. In addition, the Bank’s liquidity resources included unencumbered debt securities of $283 million and $304 million as of June

30, 2020 and December 31, 2019 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2020 and December 31, 2019, these pledged investment securities had a fair value of $260 million and $230 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2020, the Bank had approximately $1.4 billion in deposits from 226 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $631 million, or 13%, of the Company’s total deposit balances at June 30, 2020. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached and, periodically during each quarter, has fallen short of its Board-approved minimum internal policy limits for liquidity management. Most recently, the Bank has experienced a significant increase in its outstanding Warehouse line-of-credit balances. Because management deems this increase in Warehouse balances to not be long-term in nature and the Bank is asset sensitive for its interest rate risk position, it has elected to utilize overnight borrowings from the FHLB in order to fund these outstanding balances. While the Bank was in compliance with all Board-approved liquidity policies as of June 30, 2020, it was not always within policy parameters for each day of the quarter. The Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future and will also likely utilize much of its FHLB borrowing capacity or short-term brokered deposits to fund the current spike in Warehouse balances.

In addition to its typical operations which impacts liquidity, the COVID-19 pandemic could create both substantially positive and negative impacts to the Bank’s liquidity over the short-term and long-term. The overall impact to Bank’s liquidity over the long-term will likely depend heavily on the length and breadth of the economy’s shut-down.

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

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Capital

Total stockholders’ equity increased from $764 million at December 31, 2019 to $796 million at June 30, 2020. The increase in stockholders’ equity was primarily attributable to net income earned during 2019 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2020, RB&T could, without prior approval, declare dividends of approximately $155 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.45% at June 30, 2020 compared to 13.16% at December 31, 2019. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on July 1, 2020 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 25 — Capital Ratios (1)

	As of June 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$864,422	17.37%	$825,987	17.01%
Republic Bank & Trust Company	754,493	15.18	723,248	14.91

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$777,068	15.62%	$742,636	15.29%
Republic Bank & Trust Company	707,139	14.22	679,897	14.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$817,068	16.42%	$782,636	16.11%
Republic Bank & Trust Company	707,139	14.22	679,897	14.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$817,068	14.89%	$782,636	13.93%
Republic Bank & Trust Company	707,139	11.90	679,897	12.11

(1)	The Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 12 basis points lower than those presented in the table above as of June 30, 2020.

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

As of June 30, 2020, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2020 and ending June 30, 2021 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 26 — Bank Interest Rate Sensitivity

	Change in Rates
	(100)	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at June 30, 2020	(0.1)%	(4.9)%	(8.0)%	(9.5)%	(7.8)%
% Change from base net interest income at December 31, 2019	(4.3)%	0.9%	1.6%	1.9%	2.5%

The Bank’s dynamic simulation model run for June 2020 projected a decrease in the Bank’s net interest income plus secondary market loan fees for all down-rate and Up-rate scenarios, while the projections as of December 2019 reflected a decrease in the Down-100 scenario and an increase in all Up-rate scenarios. As compared to December 2019, the deterioration in the Up-rate scenarios for June 2020 was generally due to the impact of an expected reduction in secondary market loan fees in a rising rate environment. The improvement in the Down-100 scenario primarily related to the number of loans that have reached or are expected to reach their interest rate floors, and therefore not subject to further rate reductions.

The Company’s interest rate risk projections generally assume parallel shifts in the yield curve across all points on the yield curve. A flattening or inverting of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease or invert, would likely have a further negative impact on the Company’s net interest income and net interest margin. Under any interest rate scenario, however, if the Core Bank is unable to reasonably maintain its deposit balances and the cost of those deposits at acceptable levels, it will likely have a negative impact to the Core Bank’s net interest income and net interest margin.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019)” and RESULTS OF OPERATIONS (Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019).”

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

The COVID-19 pandemic and the public’s response to this pandemic present unique risks to the Company’s operations and the markets it serves. The Company’s operations and the markets it serves have been and will continue to be significantly impacted by the COVID-19 pandemic and the public’s response to this pandemic. The following are relevant to the Company and its operations:

●	Adverse Economic Conditions – COVID-19 has led to a curtailment or suspension of social and economic activity in many areas of the U.S., including areas where the Bank operates. The length and breadth of these negative economic conditions is currently unknown. These conditions are expected to continue to have a significant negative impact on the Bank’s ability and willingness to offer its traditional loan products. Instead of the Bank’s traditional products, government-backed financial products, such as the SBA’s PPP, have been and may continue to be a strong focus of the Bank’s operations in the near term. Government-backed products may be substantially less profitable than the Bank’s traditional products. Additionally, these economic conditions may lead to the impairment of the Company’s intangible assets, including its goodwill and MSRs.

●	Loan and Credit Losses – COVID-19 has led to economic restrictions on businesses deemed non-essential by various jurisdictions, with many businesses ceasing or substantially reducing operations. Employees for many businesses have been and may continue to be furloughed or laid off. The Bank’s credit delinquencies and losses may rise steeply due to these events. Specifically, concentrations of credit in certain markets and in certain industries currently are and may continue to be more susceptible to delinquency and loss.

o	Geographic Concentrations – COVID-19 has impacted certain areas of the U.S. harder than others. The Company’s market footprint is primarily in Kentucky, Florida, Ohio, Tennessee, and Indiana. These areas may be more susceptible to economic hardship in the near term.

o	Industry Concentrations – The Bank lends to clients in industries that have been deemed “non-essential” or that have had their business models upended by the pandemic. Further economic damage to these clients may leave them unable to repay their debt with the Bank.

o	Warehouse Lending – Through its Warehouse Lending segment, the Bank maintains a significant concentration of loans in the form of short-term, revolving credit facilities to mortgage bankers across the U.S. The Bank’s Warehouse Lending clients may face increased stress on their liquidity and overall financial condition due to their mortgage-servicing obligations. Such increased stress may lead to default on their underlying credit facility with the Bank.

o	Borrower Accommodations – In response to the pandemic, the Bank had suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions. The Bank has also granted fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business, and personal loan clients. Future governmental actions may require these and other types of customer relief. Also, if enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s delinquent and nonperforming loans would substantially increase and negatively impact the Company’s overall operating performance.

●	Reliance on Forecasted Information – The Company’s model for estimating credit losses relies on forecasted economic projections. Such projections could be materially inaccurate, with different projections leading to a material adverse impact on the Company’s financial position and results of operations.

●	Capital and Liquidity – A prolonged period of economic stress leading to increased borrower defaults and corresponding servicing obligations could substantially weaken the Company’s capital and liquidity. As a result, the Company may lose access to capital markets and may need to suspend paying dividends.

●	Interconnectedness of Financial Institutions – The Company depends on other financial institutions. Negative events or publicity for other financial institutions may flow to the Bank due the interconnectedness of the financial industry.

●	Governmental Restrictions on Operations – Certain loan collection efforts, such as loan foreclosures, have been and may continue to be prohibited by legal or regulatory bodies.

●	Real Estate Market and Real Estate Lending – The COVID-19 pandemic may lead to a drop in real estate values and reduced demand for commercial and residential real estate.

●	Ability of Key Personnel to Perform Their Duties – Key Company personnel may be personally and directly impacted by COVID-19 and may be unable to perform their duties.

●	Cybersecurity – The Company and its third-party service providers have been and may continue to be subject to a heightened risk of cyber attacks due to the number of employees working remotely.

●	Consumer Behavior – Consumers may behave differently in the aftermath of the pandemic, placing less value on face-to-face interaction. The Bank is a community bank that places high value on personal connection.

●	Reliance on Third Parties – The Company’s third-party service providers may be unable to meet their service level commitments to the Company.

●	Negative Interest Rates – There has been speculation regarding the COVID-19 conditions leading to negative interest rates in the U.S. The Bank has not traditionally modeled the impact of negative interest rates and this condition would be substantially negative to the Company’s financial performance.

●	Stock Price Fluctuations – The Company has and could continue to experience higher than historical volatility in its stock price as a direct result of COVID-19 driven economic conditions.

●	Business Interruption Insurance – Business interruption insurance may fail to cover material COVID-19 related costs of the Company.

●	Increased Litigation Risk – The Bank may experience an increase in litigation stemming from the COVID-19 pandemic.

●	Company Reputation – The Company and the Bank’s reputation could be negatively impacted by the public’s perception of how the Company and Bank have operated during the pandemic.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2020 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—
May 1 - May 31	—	—	—
June 1 - June 30	—	—	—
Total	—	$—	—	87,423

The Company repurchased no shares during the second quarter of 2020. In connection with employee stock awards, there were 272 shares withheld upon vesting of stock grants to cover withholding taxes and 1,432 shares withheld upon exercise of stock options to cover withholding taxes and the exercise price. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2020, the Company had 87,423 shares that could be repurchased under its current share repurchase programs.

During the second quarter of 2020, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Master Office Lease between Republic Bank & Trust Company and Makbe LLC, dated August 1, 2020, relating to property at 601 West Market Street

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File formatted in iXBRL and contained in Exhibit 101.
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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 7, 2020	/s/ Steven E. Trager
By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: August 7, 2020	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer