Form 10-Q
period 2020-09-30
REPUBLIC BANCORP INC /KY/
filed 2020-11-06
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2020, was 18,716,165 and 2,199,507.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments
COVID-19	Coronavirus Disease of 2019
CRE	Commercial Real Estate
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PCI	Purchased Credit Impaired
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
PPPLF	The FRB's Paycheck Protection Program Liquidity Facility
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
R&D	Research and Development
RB&T / the Bank	Republic Bank & Trust Company
RBCT	Republic Bancorp Capital Trust
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
SVP	Senior Vice President
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TPS	Trust Preferred Securities
TRS	Tax Refund Solutions segment
TRUP	TPS Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	September 30,	December 31,
	2020	2019
ASSETS

Cash and cash equivalents	$342,028	$385,303
Available-for-sale debt securities, at fair value (amortized cost of $537,465 in 2020 and $467,122 in 2019, allowance for credit losses of $52 in 2020 and $0 in 2019)	550,218	471,355
Held-to-maturity debt securities (fair value of $55,163 in 2020 and $63,156 in 2019, allowance for credit losses of $295 in 2020 and $0 in 2019)	54,268	62,531
Equity securities with readily determinable fair value	3,070	3,188
Mortgage loans held for sale, at fair value	44,860	19,224
Consumer loans held for sale, at fair value	449	598
Consumer loans held for sale, at the lower of cost or fair value	11,443	11,646
Loans (loans carried at fair value of $588 in 2020 and $998 in 2019)	4,994,374	4,433,151
Allowance for credit losses	(59,891)	(43,351)
Loans, net	4,934,483	4,389,800
Federal Home Loan Bank stock, at cost	19,634	30,831
Premises and equipment, net	40,946	46,196
Right-of-use assets	43,643	35,206
Goodwill	16,300	16,300
Other real estate owned	2,056	113
Bank owned life insurance	67,617	66,433
Other assets and accrued interest receivable	109,431	81,595

TOTAL ASSETS	$6,240,446	$5,620,319

LIABILITIES

Deposits:
Noninterest-bearing	$1,876,418	$1,033,379
Interest-bearing	3,115,911	2,752,629
Total deposits	4,992,329	3,786,008

Securities sold under agreements to repurchase and other short-term borrowings	126,172	167,617
Operating lease liabilities	44,710	36,530
Federal Home Loan Bank advances	132,500	750,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	93,133	74,680

Total liabilities	5,430,084	4,856,075

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,900	4,907
Additional paid in capital	143,183	142,068
Retained earnings	652,724	614,171
Accumulated other comprehensive income	9,555	3,098

Total stockholders’ equity	810,362	764,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,240,446	$5,620,319

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Loans, including fees	$53,582	$62,896	$185,280	$199,935
Taxable investment securities	2,266	3,221	7,761	10,096
Federal Home Loan Bank stock and other	190	1,942	1,247	6,325
Total interest income	56,038	68,059	194,288	216,356

INTEREST EXPENSE:
Deposits	2,876	8,042	12,825	21,693
Securities sold under agreements to repurchase and other short-term borrowings	22	298	158	1,049
Federal Reserve Payment Protection Plan Liquidity Facility	48	—	153	—
Federal Home Loan Bank advances	658	3,839	3,128	10,631
Subordinated note	182	394	829	1,252
Total interest expense	3,786	12,573	17,093	34,625

NET INTEREST INCOME	52,252	55,486	177,195	181,731
Provision for expected credit loss expense	1,500	3,153	30,794	24,844
NET INTEREST INCOME AFTER PROVISION	50,752	52,333	146,401	156,887

NONINTEREST INCOME:
Service charges on deposit accounts	3,017	3,749	8,604	10,650
Net refund transfer fees	1,152	317	19,888	21,046
Mortgage banking income	10,775	3,064	23,968	7,019
Interchange fee income	2,911	3,031	8,271	9,045
Program fees	1,487	1,317	5,249	3,428
Increase in cash surrender value of bank owned life insurance	400	394	1,184	1,154
Net gains (losses) on other real estate owned	(14)	267	(10)	487
Net loss on branch divestiture	—	(119)	—	(119)
Other	869	791	2,763	2,643
Total noninterest income	20,597	12,811	69,917	55,353

NONINTEREST EXPENSE:
Salaries and employee benefits	26,667	24,822	79,613	75,184
Occupancy and equipment, net	6,780	6,571	20,341	19,627
Communication and transportation	1,147	1,017	3,789	3,249
Marketing and development	919	1,420	2,770	3,800
FDIC insurance expense	345	—	644	743
Bank franchise tax expense	974	935	4,394	4,366
Data processing	3,340	2,344	8,632	6,657
Interchange related expense	1,056	1,138	3,305	3,755
Supplies	326	292	1,317	1,358
Other real estate owned and other repossession expense	6	130	45	324
Legal and professional fees	1,248	1,026	3,510	2,756
Other	2,715	2,716	8,957	9,529
Total noninterest expense	45,523	42,411	137,317	131,348

INCOME BEFORE INCOME TAX EXPENSE	25,826	22,733	79,001	80,892
INCOME TAX EXPENSE	5,437	4,325	16,111	14,961
NET INCOME	$20,389	$18,408	$62,890	$65,931

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.98	$0.88	$3.02	$3.17
Class B Common Stock	0.89	0.80	2.75	2.88

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.98	$0.88	$3.02	$3.15
Class B Common Stock	0.89	0.80	2.74	2.87

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$20,389	$18,408	$62,890	$65,931

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	(1)	(3)	(173)	(218)
Reclassification amount for net derivative losses (gains) realized in income	103	(2)	211	(34)
Change in unrealized gain on AFS debt securities	(258)	86	8,618	5,759
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	61	(24)	(46)	(58)
Total other comprehensive income (loss) before income tax	(95)	57	8,610	5,449
Tax effect	24	(163)	(2,153)	(1,296)
Total other comprehensive income (loss), net of tax	(71)	(106)	6,457	4,153

COMPREHENSIVE INCOME	$20,318	$18,302	$69,347	$70,084

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2020

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, July 1, 2020	18,708	2,200	$4,898	$142,813	$638,282	$9,626	$795,619

Net income	—	—	—	—	20,389	—	20,389
Net change in accumulated other comprehensive income	—	—	—	—	—	(71)	(71)
Dividends declared on Common Stock:
Class A Shares ($0.286 per share)	—	—	—	—	(5,375)	—	(5,375)
Class B Shares ($0.260 per share)	—	—	—	—	(572)	—	(572)
Stock options exercised, net of shares withheld	1	—	1	(6)	—	—	(5)
Net change in notes receivable on Class A Common Stock	—	—	—	(201)	—	—	(201)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	72	—	—	72
Designated key employees	—	—	—	141	—	—	141
Employee stock purchase plan - Class A Common Stock	6	—	1	169	—	—	170
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	—	—	—	69	—	—	69
Stock options	—	—	—	126	—	—	126

Balance, September 30, 2020	18,715	2,200	$4,900	$143,183	$652,724	$9,555	$810,362

	Three Months Ended September 30, 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, July 1, 2019	18,740	2,208	$4,907	$141,525	$581,734	$3,262	$731,428

Net income	—	—	—	—	18,408	—	18,408
Net change in accumulated other comprehensive income	—	—	—	—	—	(106)	(106)
Dividends declared on Common Stock:
Class A Shares ($0.264 per share)	—	—	—	—	(4,961)	—	(4,961)
Class B Shares ($0.240 per share)	—	—	—	—	(530)	—	(530)
Stock options exercised, net of shares withheld	3	—	1	(73)	—	—	(72)
Repurchase of Class A Common Stock	(4)	—	(1)	(28)	(172)	—	(201)
Net change in notes receivable on Class A Common Stock	—	—	—	(46)	—	—	(46)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	49	—	—	49
Designated key employees	—	—	—	76	—	—	76
Employee stock purchase plan - Class A Common Stock	3	—	—	137	—	—	137
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	2	—	1	184	—	—	185
Stock options	—	—	—	80	—	—	80

Balance, September 30, 2019	18,744	2,208	$4,908	$141,904	$594,479	$3,156	$744,447

	Nine Months Ended September 30, 2020
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2020	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	62,890	—	62,890
Net change in accumulated other comprehensive income	—	—	—	—	—	6,457	6,457
Dividends declared on Common Stock:
Class A Shares ($0.858 per share)	—	—	—	—	(16,080)	—	(16,080)
Class B Shares ($0.780 per share)	—	—	—	—	(1,716)	—	(1,716)
Stock options exercised, net of shares withheld	20	—	9	242	—	—	251
Conversion of Class B to Class A Common Shares	6	(6)	—	—	—	—	—
Repurchase of Class A Common Stock	(86)	—	(20)	(582)	(2,250)	—	(2,852)
Net change in notes receivable on Class A Common Stock	—	—	—	(87)	—	—	(87)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	222	—	—	222
Designated key employees	—	—	—	418	—	—	418
Employee stock purchase plan - Class A Common Stock	15	—	3	458	—	—	461
Stock-based awards - Class A Common Stock:
Performance stock units	18	—	—	(200)	—	—	(200)
Restricted stock	1	—	1	316	—	—	317
Stock options	—	—	—	328	—	—	328

Balance, September 30, 2020	18,715	2,200	$4,900	$143,183	$652,724	$9,555	$810,362

	Nine Months Ended September 30, 2019
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2019	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	65,931	—	65,931
Net change in accumulated other comprehensive income	—	—	—	—	—	4,153	4,153
Dividends declared on Common Stock:
Class A Shares ($0.792 per share)	—	—	—	—	(14,826)	—	(14,826)
Class B Shares ($0.720 per share)	—	—	—	—	(1,591)	—	(1,591)
Stock options exercised, net of shares withheld	37	—	9	(183)	—	—	(174)
Repurchase of Class A Common Stock	(12)	—	(2)	(404)	(174)	—	(580)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(238)	—	—	(238)
Deferred compensation - Class A Common Stock:
Directors	5	—	—	155	—	—	155
Designated key employees	—	—	—	302	—	—	302
Employee stock purchase plan - Class A Common Stock	8	—	—	372	—	—	372
Stock-based awards - Class A Common Stock:
Performance stock units	23	—	—	(57)	—	—	(57)
Restricted stock	3	—	1	659	—	—	660
Stock options	—	—	—	280	—	—	280

Balance, September 30, 2019	18,744	2,208	$4,908	$141,904	$594,479	$3,156	$744,447

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$62,890	$65,931
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on investment securities	1,154	(95)
Net accretion on loans and amortization of core deposit intangible and operating lease components	(3,261)	(2,622)
Unrealized (gains) losses on equity securities with readily determinable fair value	118	(561)
Depreciation of premises and equipment	7,420	6,989
Amortization of mortgage servicing rights	2,701	1,275
Impairment of mortgage servicing rights	500	—
Provision for on-balance sheet exposures	30,794	24,844
Provision for off-balance sheet exposures	467	—
Net gain on sale of mortgage loans held for sale	(25,030)	(6,452)
Origination of mortgage loans held for sale	(547,556)	(247,071)
Proceeds from sale of mortgage loans held for sale	546,950	229,755
Net gain on sale of consumer loans held for sale	(3,751)	(3,869)
Origination of consumer loans held for sale	(391,688)	(534,268)
Proceeds from sale of consumer loans held for sale	395,791	532,471
Net gain realized on sale of other real estate owned	(43)	(487)
Writedowns of other real estate owned	53	—
Impairment of premises held for sale	—	198
Deferred compensation expense - Class A Common Stock	640	457
Stock-based awards expense- Class A Common Stock	445	883
Net gain on sale of bank premises and equipment	(353)	—
Increase in cash surrender value of bank owned life insurance	(1,184)	(1,154)
Net change in other assets and liabilities:
Accrued interest receivable	810	269
Accrued interest payable	(2,074)	1,278
Other assets	(13,126)	(6,011)
Other liabilities	(623)	(1,836)
Net cash provided by operating activities	62,044	59,924

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(278,878)	(350,036)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	207,397	259,569
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	7,952	1,897
Net change in outstanding warehouse lines of credit	(311,217)	(504,893)
Net change in other loans	(268,053)	(163,133)
Proceeds from redemption of Federal Home Loan Bank stock	20,197	2,102
Purchase of Federal Home Loan Bank stock	(9,000)	(2,277)
Proceeds from sales of other real estate owned	156	1,892
Proceeds from sale of bank premises and equipment	894	—
Net purchases of premises and equipment	(2,711)	(9,102)
Net cash used in investing activities	(633,263)	(763,981)

FINANCING ACTIVITIES:
Net change in deposits	1,206,321	420,991
Net change in securities sold under agreements to repurchase and other short-term borrowings	(41,445)	(15,041)
Payments of Federal Home Loan Bank advances	(1,067,500)	(590,000)
Proceeds from Federal Home Loan Bank advances	450,000	950,000
Repurchase of Class A Common Stock	(2,852)	(580)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	461	372
Net proceeds from Class A Common Stock options exercised and PSUs awarded	251	(174)
Cash dividends paid	(17,292)	(15,913)
Net cash provided by financing activities	527,944	749,655

NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,275)	45,598
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	385,303	351,474
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$342,028	$397,072

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$19,167	$33,348
Income taxes	16,204	11,506

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$2,109	$1,414
Transfers from loans held for investment to held for sale	—	130,770
Unfunded commitments in low-income-housing investments	10,000	—
Right-of-use assets recorded	14,144	41,726
Allowance for credit losses recorded upon adoption of ASC 326	7,241	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –SEPTEMBER 30, 2020 and 2019 AND DECEMBER 31, 2019 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2019.

As of September 30, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

The Company’s financial condition at September 30, 2020 and results of operation for the three and nine months ended September 30, 2020 were impacted by the COVID-19 pandemic and the public’s response to it.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

●	Footnote 2 “Investment Securities”
●	Footnote 4 “Loans and Allowance for Credit Losses”
●	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2020, Republic had 42 full-service banking centers and two LPOs with locations as follows:

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

Other sources of Traditional Banking income include service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, and increases in the cash surrender value of BOLI.

Traditional Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, data processing, interchange related expenses, marketing and development expenses, FDIC insurance expense, franchise tax expense, and various other general and administrative costs. Traditional Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies, and actions of regulatory agencies.

Warehouse Lending segment — The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the U.S. through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Reverse mortgage loans typically remain on the line longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2020 and 2019:

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

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Provision on EAs are estimated when advances are made, with Provision for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

●	RCS installment loan products – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the U.S. using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $588,000 of balances remained held for investment under this program as of September 30, 2020.

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

The following table illustrates the impact of ASC 326 adoption:

	Allowance for Credit Losses as of January 1, 2020
	As Reported		Impact
	Under	Pre-ASC 326	of ASC 326
(in thousands)	ASC 326	Adoption	Adoption

Assets:
Allowance for credit losses on debt securities:
AFS debt securities - Corporate bonds	$—	$—	$—
HTM debt securities - Corporate bond	51	—	51
Allowance for credit losses on debt securities	$51	$—	$51

Allowance for credit losses on loans:
Traditional Banking:
Residential real estate:
Owner occupied	$8,928	$4,729	$4,199
Nonowner occupied	1,885	1,737	148
Commercial real estate	10,759	10,486	273
Construction & land development	3,599	2,152	1,447
Commercial & industrial	1,564	2,882	(1,318)
Lease financing receivables	147	147	—
Aircraft	176	176	—
Home equity	4,373	2,721	1,652
Consumer:
Credit cards	1,053	1,020	33
Overdrafts	1,169	1,169	—
Automobile loans	605	612	(7)
Other consumer	681	374	307
Total Traditional Banking	34,939	28,205	6,734
Warehouse lines of credit	1,794	1,794	—
Total Core Banking	36,733	29,999	6,734

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—
Other TRS loans	234	234	—
Republic Credit Solutions	13,118	13,118	—
Total Republic Processing Group	13,352	13,352	—

Allowance for credit losses on loans	$50,085	$43,351	$6,734

Liabilities:
Allowance for credit losses on OBS credit exposures	$456	$—	$456

The following ASUs were also adopted by the Company during the nine months ended September 30, 2020:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2017-04	Intangibles - Goodwill and Other (Topic 350)

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

Accounting Standards Update

The following ASU was issued prior to September 30, 2020 and is considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

ASU. No.	Topic	Nature of Update	Date Adoption Required	Permitted Adoption Methods	Expected Financial Statement Impact
2020-08	Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	This ASU clarifies that an entity should re-evaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period.	January 1, 2021	Prospectively	Immaterial

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

Accrued interest on AFS debt securities totaled $1 million at September 30, 2020 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $114,000 at September 30, 2020 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

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

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $11 million at September 30, 2020 and was reported as a component of other assets on the Company’s balance sheet.

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

Interest accrued but not received for all classes of loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, typically a minimum of six consecutive months of performance. Consumer and credit card loans are not placed on nonaccrual status but are reviewed periodically and charged-off when the loan is deemed uncollectible, generally no more than 120 days.

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

Allowance for Credit Losses on Loans — The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the ACLL when management believes the lack of collectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACLL is measured on a collective or pooled basis when similar risk characteristics exist. The first table of Footnote 4 illustrates the Company’s loan portfolio by ACLL risk pool. This pooling method is primarily based on the pool’s collateral type or the pool’s purpose and generally follows the Bank’s loan segmentation for regulatory reporting. For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. This loss rate is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in property values or other relevant factors. A one-year forecast adjustment to the historical loss rate is based on a forecast of the U.S. national unemployment rate, which has shown a relatively strong historical correlation to the Bank’s loan losses. For the CRE loan pool, a one-year forecast of CRE vacancy rates within the Company’s footprint was introduced into the Company’s CECL model during the third quarter of 2020 due to pandemic-driven changes in culture, including increased and prolonged work-from-home practices. This additional CRE-specific forecast factor drove a $2 million increase in the Company’s ACLL. Subsequent to one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages.

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

Performing loans receiving a COVID-19 accommodation are not classified as TDRs.

●	For additional discussion regarding loans accommodated due to COVID-19, see Footnote 4 “Loans and Allowance for Credit Losses” in this section of the filing.

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
September 30, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$235,216	$1,897	$(47)	$—	$237,066
Private label mortgage backed security	1,765	1,239	—	—	3,004
Mortgage backed securities - residential	234,025	8,646	(1)	—	242,670
Collateralized mortgage obligations	52,841	938	(19)	—	53,760
Corporate bonds	10,000	—	(30)	(52)	9,918
Trust preferred security	3,618	182	—	—	3,800
Total available-for-sale debt securities	$537,465	$12,902	$(97)	$(52)	$550,218

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$134,765	$59	$(184)	NA	$134,640
Private label mortgage backed security	2,210	1,285	—	NA	3,495
Mortgage backed securities - residential	253,288	2,916	(357)	NA	255,847
Collateralized mortgage obligations	63,284	258	(171)	NA	63,371
Corporate bonds	10,000	2	—	NA	10,002
Trust preferred security	3,575	425	—	NA	4,000
Total available-for-sale debt securities	$467,122	$4,945	$(712)	NA	$471,355

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
September 30, 2020 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$100	$5	$—	$105	$—
Collateralized mortgage obligations	14,118	183	—	14,301	—
Corporate bonds	39,989	403	—	40,392	(295)
Obligations of state and political subdivisions	356	9	—	365	—
Total held-to-maturity debt securities	$54,563	$600	$—	$55,163	$(295)

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2019 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$104	$6	$—	$110	NA
Collateralized mortgage obligations	16,970	94	(21)	17,043	NA
Corporate bonds	44,995	544	—	45,539	NA
Obligations of state and political subdivisions	462	2	—	464	NA
Total held-to-maturity debt securities	$62,531	$646	$(21)	$63,156	NA

Sales of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2020 and 2019, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2020 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
September 30, 2020 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$9,941	$10,040	$110	$112
Due from one year to five years	235,275	236,944	35,281	35,660
Due from five years to ten years	—	—	4,954	4,985
Due beyond ten years	3,618	3,800	—	—
Private label mortgage backed security	1,765	3,004	—	—
Mortgage backed securities - residential	234,025	242,670	100	105
Collateralized mortgage obligations	52,841	53,760	14,118	14,301
Total debt securities	$537,465	$550,218	$54,563	$55,163

Unrealized-Loss Analysis on Debt Securities

The following table summarizes AFS debt securities in an unrealized loss position for which an ACLS had not been recorded at September 30, 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$39,951	$(47)	$—	$—	$39,951	$(47)
Mortgage backed securities - residential	447	(1)	—	—	447	$(1)
Collateralized mortgage obligations	8,282	(19)	—	—	8,282	(19)
Total available-for-sale debt securities	$48,680	$(67)	$—	$—	$48,680	$(67)

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

At September 30, 2020, the Bank’s security portfolio consisted of 175 securities, 15 of which were in an unrealized loss position.

At December 31, 2019, the Bank’s security portfolio consisted of 173 securities, 34 of which were in an unrealized loss position.

At September 30, 2020 and December 31, 2019, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At September 30, 2020, with the exception of the $3.0 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. At September 30, 2020 and December 31, 2019, there were gross unrealized losses of $20,000 and $528,000 related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate TRUP at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage Backed Security

The Bank owns one private label mortgage backed security with a total carrying value of $3.0 million as of September 30, 2020. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 10 “Fair Value” in this section of the filing.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for the three and nine months ended September 30, 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended September 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$126	$—	$(74)	$—	$—	$52
Held-to-Maturity Securities:
Corporate Bonds	147	—	148	—	—	295

Total	$273	$—	$74	$—	$—	$347

The Company decreased the ACLS on its AFS bond during the three months ended September 30, 2020 due to an increase in the bond’s fair value during the period. The Company increased the ACLS on its HTM corporate bonds during the three months ended September 30, 2020 due to increasing PD and LGD estimates for these bonds resulting from economic concerns from the COVID-19 pandemic.

	ACLS Rollforward
	Nine Months Ended September 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$52	$—	$—	$52
Held-to-Maturity Securities:
Corporate Bonds	—	51	244	—	—	295

Total	$—	$51	$296	$—	$—	$347

The Company increased the ACLS on its AFS and HTM corporate bonds during the nine months ended September 30, 2020 based on increasing PD and LGD estimates on these bonds resulting from economic concerns from the COVID-19 pandemic.

There were no HTM debt securities on nonaccrual or past due over 89 days as of September 30, 2020. All of the Company’s HTM corporate bonds were rated investment grade as of September 30, 2020.

There were no HTM debt securities considered collateral dependent as of September 30, 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2020	December 31, 2019

Carrying amount	$229,683	$229,700
Fair value	229,762	229,706

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$536	$—	$536
Community Reinvestment Act mutual fund	2,500	34	—	2,534
Total equity securities with readily determinable fair values	$2,500	$570	$—	$3,070

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,500	—	(26)	2,474
Total equity securities with readily determinable fair values	$2,500	$714	$(26)	$3,188

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$50	$50	$—	$95	$95
Community Reinvestment Act mutual fund	—	4	4	—	19	19
Total equity securities with readily determinable fair value	$—	$54	$54	$—	$114	$114

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(178)	$(178)	$—	$472	$472
Community Reinvestment Act mutual fund	—	60	60	—	89	89
Total equity securities with readily determinable fair value	$—	$(118)	$(118)	$—	$561	$561

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$164	$—	$598	$—
Origination of consumer loans held for sale	1,559	—	49,300	—
Proceeds from the sale of consumer loans held for sale	(1,321)	—	(50,872)	—
Net gain on sale of consumer loans held for sale	47	—	1,423	—
Balance, end of period	$449	$—	$449	$—

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$12,801	$37,609	$11,646	$12,838
Origination of consumer loans held for sale	107,518	187,856	342,388	534,268
Proceeds from the sale of consumer loans held for sale	(109,669)	(208,211)	(344,919)	(532,471)
Net gain on sale of consumer loans held for sale	793	1,250	2,328	3,869
Balance, end of period	$11,443	$18,504	$11,443	$18,504

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2020	December 31, 2019

Traditional Banking:
Residential real estate:
Owner occupied	$885,011	$949,568
Nonowner occupied	256,319	258,803
Commercial real estate	1,308,867	1,303,000
Construction & land development	142,465	159,702
Commercial & industrial	337,925	468,209
Paycheck Protection Program	514,550	—
Lease financing receivables	11,204	14,040
Aircraft	87,555	58,941
Home equity	252,839	293,186
Consumer:
Credit cards	14,373	17,836
Overdrafts	705	1,522
Automobile loans	35,683	52,923
Other consumer	9,008	18,201
Total Traditional Banking	3,856,504	3,595,931
Warehouse lines of credit*	1,028,675	717,458
Total Core Banking	4,885,179	4,313,389

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	233	14,365
Republic Credit Solutions	108,962	105,397
Total Republic Processing Group	109,195	119,762

Total loans**	4,994,374	4,433,151
Allowance for credit losses	(59,891)	(43,351)

Total loans, net	$4,934,483	$4,389,800

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	September 30, 2020	December 31, 2019

Contractually receivable	$5,006,351	$4,432,351
Unearned income	(805)	(1,139)
Unamortized premiums	249	366
Unaccreted discounts	(1,040)	(2,534)
PPP net unamortized deferred origination fees and costs	(13,386)	—
Other net unamortized deferred origination fees and costs	3,005	4,107
Carrying value of loans	$4,994,374	$4,433,151

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of September 30, 2020, the Bank had a recorded investment in PPP loans of $515 million, which includes $528 million of originated balances less $13 million of unaccreted net deferred origination fees. To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks. As of September 30, 2020, the Bank had no outstanding borrowings from the FRB under the PPPLF.

Credit Quality Indicators

The Company’s loan segments as of September 30, 2020 remain unchanged from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The following tables include loans by segment and risk category. Risk categories, which are based on the Bank’s internal analyses, are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, for non-revolving loans originated after 2016, loans are also classified by origination year. Loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of September 30, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$167,130	$151,524	$93,344	$75,143	$369,495	$—	$—	$856,636
Special Mention	—	—	44	1,619	9,310	—	—	10,973
Substandard	394	1,405	813	673	14,117	—	—	17,402
Doubtful	—	—	—	—	—	—	—	—
Total	$167,524	$152,929	$94,201	$77,435	$392,922	$—	$—	$885,011

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$41,458	$68,635	$50,298	$48,808	$46,364	$—	$—	$255,563
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	756	—	—	756
Doubtful	—	—	—	—	—	—	—	—
Total	$41,458	$68,635	$50,298	$48,808	$47,120	$—	$—	$256,319

Commercial real estate:
Risk Rating
Pass or not rated	$200,958	$305,221	$194,215	$197,348	$358,958	$—	$34,162	$1,290,862
Special Mention	—	1,988	120	1,250	2,830	—	—	6,188
Substandard	2,964	423	—	1,197	4,413	—	2,820	11,817
Doubtful	—	—	—	—	—	—	—	—
Total	$203,922	$307,632	$194,335	$199,795	$366,201	$—	$36,982	$1,308,867

Construction and land development:
Risk Rating
Pass or not rated	$50,950	$44,658	$18,195	$5,563	$20,508	$—	$—	$139,874
Special Mention	—	2,409	—	—	—	—	—	2,409
Substandard	134	48	—	—	—	—	—	182
Doubtful	—	—	—	—	—	—	—	—
Total	$51,084	$47,115	$18,195	$5,563	$20,508	$—	$—	$142,465

Commercial and industrial:
Risk Rating
Pass or not rated	$101,782	$106,292	$40,773	$36,229	$50,249	$—	$—	$335,325
Special Mention	627	—	—	—	20	—	—	647
Substandard	1,477	476	—	—	—	—	—	1,953
Doubtful	—	—	—	—	—	—	—	—
Total	$103,886	$106,768	$40,773	$36,229	$50,269	$—	$—	$337,925

Paycheck Protection Program:
Risk Rating
Pass or not rated	$514,550	$—	$—	$—	$—	$—	$—	$514,550
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$514,550	$—	$—	$—	$—	$—	$—	$514,550

Lease financing receivables:
Risk Rating
Pass or not rated	$876	$4,541	$1,949	$3,088	$750	$—	$—	$11,204
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$876	$4,541	$1,949	$3,088	$750	$—	$—	$11,204

Aircraft:
Risk Rating
Pass or not rated	$31,658	$36,155	$18,316	$1,426	$—	$—	$—	$87,555
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$31,658	$36,155	$18,316	$1,426	$—	$—	$—	$87,555

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$249,791	$—	$249,791
Special Mention	—	—	—	—	—	126	—	126
Substandard	—	—	—	—	—	2,922	—	2,922
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$252,839	$—	$252,839

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of September 30, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$363	$14,893	$10,425	$8,489	$10,555	$14,512	$—	$59,237
Special Mention	—	—	—	—	7	—	—	7
Substandard	—	35	53	191	246	—	—	525
Doubtful	—	—	—	—	—	—	—	—
Total	$363	$14,928	$10,478	$8,680	$10,808	$14,512	$—	$59,769

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$1,028,675	$—	$1,028,675
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$1,028,675	$—	$1,028,675

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$93	$—	$93
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	140	—	140
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$233	$—	$233

RCS:
Risk Rating
Pass or not rated	$22,138	$7,159	$3,050	$1,454	$1,546	$73,302	$—	$108,649
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	313	—	313
Doubtful	—	—	—	—	—	—	—	—
Total	$22,138	$7,159	$3,050	$1,454	$1,546	$73,615	$—	$108,962

Grand Total:
Risk Rating
Pass or not rated	$1,131,863	$739,078	$430,565	$377,548	$858,425	$1,366,373	$34,162	$4,938,014
Special Mention	627	4,397	164	2,869	12,167	126	—	20,350
Substandard	4,969	2,387	866	2,061	19,532	3,375	2,820	36,010
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,137,459	$745,862	$431,595	$382,478	$890,124	$1,369,874	$36,982	$4,994,374

December 31, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$12,153	$14,441	$—	$140	$1,281	$28,015
Nonowner occupied	—	487	1,285	—	—	—	1,772
Commercial real estate	1,286,623	4,623	11,123	—	631	—	1,303,000
Construction & land development	157,165	2,339	198	—	—	—	159,702
Commercial & industrial	464,067	2,152	1,968	—	22	—	468,209
Lease financing receivables	14,040	—	—	—	—	—	14,040
Aircraft	9,027	—	—	—	—	—	9,027
Home equity	—	—	3,276	—	4	6	3,286
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	247	—	—	—	247
Other consumer	—	—	351	—	—	2	353
Total Traditional Banking	1,930,922	21,754	32,889	—	797	1,289	1,987,651
Warehouse lines of credit	717,458	—	—	—	—	—	717,458
Total Core Banking	2,648,380	21,754	32,889	—	797	1,289	2,705,109

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	53	—	—	—	53
Republic Credit Solutions	—	—	355	—	—	—	355
Total Republic Processing Group	—	—	408	—	—	—	408

Total rated loans	$2,648,380	$21,754	$33,297	$—	$797	$1,289	$2,705,517

*The above table excludes all non-classified residential real estate, home equity and consumer loans.

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended September 30,
	2020					2019
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,303	$330	$(13)	$21	$9,641	$5,213	$(314)	$(17)	$121	$5,003
Nonowner occupied	2,274	96	—	7	2,377	1,775	40	—	5	1,820
Commercial real estate	16,300	4,663	—	—	20,963	10,566	1,390	(1,407)	—	10,549
Construction & land development	4,940	(341)	—	—	4,599	2,910	(93)	—	—	2,817
Commercial & industrial	2,405	654	(255)	80	2,884	4,221	155	—	1	4,377
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	125	(8)	—	—	117	181	(25)	—	—	156
Aircraft	208	11	—	—	219	125	22	—	—	147
Home equity	5,124	(7)	(14)	21	5,124	3,124	(102)	—	23	3,045
Consumer:
Credit cards	928	36	(29)	7	942	1,028	54	(77)	18	1,023
Overdrafts	488	324	(157)	50	705	894	491	(363)	53	1,075
Automobile loans	473	(67)	—	—	406	708	(32)	(23)	—	653
Other consumer	609	92	(41)	20	680	424	(31)	(84)	79	388
Total Traditional Banking	43,177	5,783	(509)	206	48,657	31,169	1,555	(1,971)	300	31,053
Warehouse lines of credit	2,575	(3)	—	—	2,572	1,814	620	—	—	2,434
Total Core Banking	45,752	5,780	(509)	206	51,229	32,983	2,175	(1,971)	300	33,487

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	(4,294)	—	4,294	—	—	(2,098)	—	2,098	—
Other TRS loans	211	(48)	(22)	—	141	232	90	(90)	2	234
Republic Credit Solutions	9,134	(12)	(684)	83	8,521	12,768	2,986	(2,799)	256	13,211
Total Republic Processing Group	9,345	(4,354)	(706)	4,377	8,662	13,000	978	(2,889)	2,356	13,445

Total	$55,097	$1,426	$(1,215)	$4,583	$59,891	$45,983	$3,153	$(4,860)	$2,656	$46,932

	ACLL Rollforward
	Nine Months Ended September 30,
	2020						2019
	Beginning	ASC 326		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$4,729	$4,199	$648	$(40)	$105	$9,641	$6,035	$(1,011)	$(401)	$380	$5,003
Nonowner occupied	1,737	148	481	—	11	2,377	1,662	218	(73)	13	1,820
Commercial real estate	10,486	273	10,002	(270)	472	20,963	10,030	1,922	(1,407)	4	10,549
Construction & land development	2,152	1,447	1,000	—	—	4,599	2,555	262	—	—	2,817
Commercial & industrial	2,882	(1,318)	1,643	(447)	124	2,884	2,873	1,498	—	6	4,377
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	147	—	(30)	—	—	117	158	(2)	—	—	156
Aircraft	176	—	43	—	—	219	91	56	—	—	147
Home equity	2,721	1,652	657	(14)	108	5,124	3,477	(480)	(13)	61	3,045
Consumer:
Credit cards	1,020	33	74	(206)	21	942	1,140	133	(303)	53	1,023
Overdrafts	1,169	—	13	(660)	183	705	1,102	760	(956)	169	1,075
Automobile loans	612	(7)	(220)	(8)	29	406	724	(55)	(23)	7	653
Other consumer	374	307	(81)	(86)	166	680	500	(130)	(198)	216	388
Total Traditional Banking	28,205	6,734	14,230	(1,731)	1,219	48,657	30,347	3,171	(3,374)	909	31,053
Warehouse lines of credit	1,794	—	778	—	—	2,572	1,172	1,262	—	—	2,434
Total Core Banking	29,999	6,734	15,008	(1,731)	1,219	51,229	31,519	4,433	(3,374)	909	33,487

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	15,239	(19,575)	4,336	—	—	11,322	(13,425)	2,103	—
Other TRS loans	234	—	—	(94)	1	141	107	496	(371)	2	234
Republic Credit Solutions	13,118	—	251	(5,401)	553	8,521	13,049	8,593	(9,306)	875	13,211
Total Republic Processing Group	13,352	—	15,490	(25,070)	4,890	8,662	13,156	20,411	(23,102)	2,980	13,445

Total	$43,351	$6,734	$30,498	$(26,801)	$6,109	$59,891	$44,675	$24,844	$(26,476)	$3,889	$46,932

The cumulative loss rate used as the basis for the estimate of ACLL at September 30, 2020 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2019, adjusted for current and forecasted conditions that consider the economic impact of the COVID-19 pandemic and the public’s response to it.

The Company’s primary forecasting tool throughout 2020 has been the U.S. national employment rate. At March 31, 2020 and June 30, 2020, the Company forecasted national unemployment in the one-year horizon above 8%, which was either at or above the levels of unemployment experienced within the Company’s historical periods or considered within its current-conditions qualitative factors. These forecasted unemployment levels from March and June of 2020 led the Company to increase its ACLL through June 30, 2020. In contrast, the U.S. unemployment rate fell from 11.1% in June 2020 to 7.9% in September 2020 and was forecasted to stay at this lower range between 5% and 8% in the one-year horizon. As losses consistent with unemployment above 8% have yet to materialize since they were first forecasted back in March 2020, the Company believes its loan losses in the current environment are lagging historical correlations by as much as one year due to economic relief granted by the Company and the U.S. government thus far. As such, the Company did not relieve any forecast-based ACLL previously established prior to the third quarter of 2020 but reclassified this ACLL from a forecast-based ACLL to a current-conditions based ACLL, as the Company still expects its loan losses to rise to levels consistent with a U.S. unemployment rate above 8%. After this expected rise, the Company assumes that its loan losses will immediately revert back to long-term historical averages.

Along with its forecasted unemployment considerations, the Company made the following pandemic-related considerations within its ACLL during 2020:

●	The Company accommodated deferral and forbearance requests for approximately 20% of its Traditional Bank loan portfolio due to COVID-19 hardship and increased its ACLL for the higher risk of loss on this accommodated portfolio.
●	The Company increased its ACLL for the higher risk of loss for industries more directly impacted by the pandemic, such as the hospitality industry.
●	For its CRE loan pool, the Company used forecasted vacancy rates on CRE within its market footprint. Vacancy rates as of September 2020 were forecasted to increase in the one-year horizon partially due to a rise in “work-from-home” culture.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

(dollars in thousands)	September 30, 2020	December 31, 2019

Loans on nonaccrual status*	$20,910	$23,332
Loans past due 90-days-or-more and still on accrual**	175	157
Total nonperforming loans	21,085	23,489
Other real estate owned	2,056	113
Total nonperforming assets	$23,141	$23,602

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.42%	0.53%
Nonperforming assets to total loans (including OREO)	0.46	0.53
Nonperforming assets to total assets	0.37	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.43%	0.54%
Nonperforming assets to total loans (including OREO)	0.47	0.54
Nonperforming assets to total assets	0.39	0.43
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

Traditional Banking:
Residential real estate:
Owner occupied	$14,682	$12,220	$—	$—
Nonowner occupied	116	623	—	—
Commercial real estate	3,206	6,865	—	—
Construction & land development	—	143	—	—
Commercial & industrial	522	1,424	—	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	2,210	1,865	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	161	179	—	—
Other consumer	13	13	—	—
Total Traditional Banking	20,910	23,332	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,910	23,332	—	—

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	140	53
Republic Credit Solutions	—	—	35	104
Total Republic Processing Group	—	—	175	157

Total	$20,910	$23,332	$175	$157

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Nine Months Ended
	As of September 30, 2020			September 30, 2020	September 30, 2020

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,670	$12,012	$14,682	$252	$649
Nonowner occupied	—	116	116	2	6
Commercial real estate	328	2,878	3,206	17	854
Construction & land development	—	—	—	7	7
Commercial & industrial	—	522	522	7	16
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	147	2,063	2,210	29	81
Consumer	94	80	174	3	9
Total	$3,239	$17,671	$20,910	$317	$1,622

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$621	$497	$2,376	$3,494	$881,517	$885,011
Nonowner occupied	—	—	—	—	256,319	256,319
Commercial real estate	2,739	—	2,878	5,617	1,303,250	1,308,867
Construction & land development	—	—	—	—	142,465	142,465
Commercial & industrial	—	—	488	488	337,437	337,925
Paycheck Protection Program	—	—	—	—	514,550	514,550
Lease financing receivables	—	—	—	—	11,204	11,204
Aircraft	—	—	—	—	87,555	87,555
Home equity	270	—	826	1,096	251,743	252,839
Consumer:
Credit cards	62	63	—	125	14,248	14,373
Overdrafts	141	—	—	141	564	705
Automobile loans	68	—	26	94	35,589	35,683
Other consumer	8	6	—	14	8,994	9,008
Total Traditional Banking	3,909	566	6,594	11,069	3,845,435	3,856,504
Warehouse lines of credit	—	—	—	—	1,028,675	1,028,675
Total Core Banking	3,909	566	6,594	11,069	4,874,110	4,885,179

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	140	140	93	233
Republic Credit Solutions	4,459	1,350	35	5,844	103,118	108,962
Total Republic Processing Group	4,459	1,350	175	5,984	103,211	109,195

Total	$8,368	$1,916	$6,769	$17,053	$4,977,321	$4,994,374
Delinquency ratio***	0.17%	0.04%	0.14%	0.34%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2019	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,460	$1,153	$1,821	$4,434	$945,134	$949,568
Nonowner occupied	—	—	539	539	258,264	258,803
Commercial real estate	155	—	3,145	3,300	1,299,700	1,303,000
Construction & land development	—	—	—	—	159,702	159,702
Commercial & industrial	200	128	1,027	1,355	466,854	468,209
Lease financing receivables	—	—	—	—	14,040	14,040
Aircraft	—	—	—	—	58,941	58,941
Home equity	1,810	166	942	2,918	290,268	293,186
Consumer:
Credit cards	80	75	—	155	17,681	17,836
Overdrafts	278	4	1	283	1,239	1,522
Automobile loans	16	15	18	49	52,874	52,923
Other consumer	2	6	1	9	18,192	18,201
Total Traditional Banking	4,001	1,547	7,494	13,042	3,582,889	3,595,931
Warehouse lines of credit	—	—	—	—	717,458	717,458
Total Core Banking	4,001	1,547	7,494	13,042	4,300,347	4,313,389

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	35	31	53	119	14,246	14,365
Republic Credit Solutions	6,054	1,485	104	7,643	97,754	105,397
Total Republic Processing Group	6,089	1,516	157	7,762	112,000	119,762

Total	$10,090	$3,063	$7,651	$20,804	$4,412,347	$4,433,151
Delinquency ratio***	0.23%	0.07%	0.17%	0.47%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2020:

	Secured	Secured
September 30, 2020	by Real	by Personal
(dollars in thousands)	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$17,628	$—
Nonowner occupied	756	—
Commercial real estate	10,884	—
Construction & land development	134	—
Commercial & industrial	—	1,906
Paycheck Protection Program	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	2,945	—
Consumer	—	532
Total Traditional Banking	$32,347	$2,438

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

The following table presents the balance in the ACLL and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2019:

	Allowance for Credit Losses on Loans				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2019	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	Allowance to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	Allowance	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$1,207	$3,337	$185	$4,729	$25,384	$922,764	$1,420	$—	$949,568	0.50%
Nonowner occupied	—	1,737	—	1,737	1,448	257,355	—	—	258,803	0.67
Commercial real estate	426	10,054	6	10,486	15,144	1,287,225	631	—	1,303,000	0.80
Construction & land development	—	2,152	—	2,152	198	159,504	—	—	159,702	1.35
Commercial & industrial	22	2,860	—	2,882	1,989	466,198	—	22	468,209	0.62
Lease financing receivables	—	147	—	147	—	14,040	—	—	14,040	1.05
Aircraft	—	176	—	176	—	58,941	—	—	58,941	0.30
Home equity	174	2,547	—	2,721	3,276	289,900	10	—	293,186	0.93
Consumer:
Credit cards	—	1,020	—	1,020	—	17,836	—	—	17,836	5.72
Overdrafts	—	1,169	—	1,169	—	1,522	—	—	1,522	76.81
Automobile loans	43	569	—	612	247	52,676	—	—	52,923	1.16
Other consumer	333	41	—	374	350	17,848	2	1	18,201	2.05
Total Traditional Banking	2,205	25,809	191	28,205	48,036	3,545,809	2,063	23	3,595,931	0.78
Warehouse lines of credit	—	1,794	—	1,794	—	717,458	—	—	717,458	0.25
Total Core Banking	2,205	27,603	191	29,999	48,036	4,263,267	2,063	23	4,313,389	0.70

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	234	—	234	—	14,365	—	—	14,365	1.63
Republic Credit Solutions	116	13,002	—	13,118	251	105,146	—	—	105,397	12.45
Total Republic Processing Group	116	13,236	—	13,352	251	119,511	—	—	119,762	11.15
Total	$2,321	$40,839	$191	$43,351	$48,287	$4,382,778	$2,063	$23	$4,433,151	0.98%

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019 and for the three and nine months ended September 30, 2019. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

	As of			Three Months Ended			Nine Months Ended
	December 31, 2019			September 30, 2019			September 30, 2019
						Cash Basis			Cash Basis
	Unpaid			Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income	Recorded	Income	Income
(in thousands)	Balance	Investment	ACLL	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Impaired loans with no allocated ACLL:
Residential real estate:
Owner occupied	$14,768	$13,893	$—	$13,244	$60	$—	$11,952	$169	$—
Nonowner occupied	1,515	1,448	—	1,226	28	—	1,651	72	—
Commercial real estate	15,028	12,547	—	7,078	98	—	5,529	221	—
Construction & land development	198	198	—	30	—	—	15	—	—
Commercial & industrial	3,308	1,792	—	614	2	—	616	3	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—	—
Home equity	3,107	3,023	—	2,127	17	—	1,603	46	—
Consumer	206	160	—	59	1	—	45	3	—
Impaired loans with allocated ACLL:
Residential real estate:
Owner occupied	12,954	12,911	1,392	12,795	136	—	14,547	401	—
Nonowner occupied	—	—	—	216	—	—	122	—	—
Commercial real estate	3,228	3,228	432	3,484	38	—	3,921	116	—
Construction & land development	—	—	—	29	1	—	47	2	—
Commercial & industrial	197	197	22	3,773	3	—	2,108	7	—
Lease financing receivables	—	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—	—
Home equity	263	263	174	448	2	—	494	6	—
Consumer	701	690	492	472	4	—	508	13	—
Total impaired loans	$55,473	$50,350	$2,512	$45,595	$390	$—	$43,158	$1,059	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2020 and December 31, 2019, $6 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	65	$5,231	125	$12,151	190	$17,382
Commercial real estate	2	271	5	5,859	7	6,130
Construction & land development	—	—	1	47	1	47
Commercial & industrial	—	—	2	21	2	21
Consumer	1	15	2,087	573	2,088	588
Total troubled debt restructurings	68	$5,517	2,220	$18,651	2,288	$24,168

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	53	$4,402	141	$15,368	194	$19,770
Commercial real estate	4	4,040	9	4,885	13	8,925
Construction & land development	—	—	1	54	1	54
Commercial & industrial	4	1,424	3	22	7	1,446
Consumer	—	—	1,613	586	1,613	586
Total troubled debt restructurings	61	$9,866	1,767	$20,915	1,828	$30,781

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2020 and December 31, 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$841	—	$—	1	$841
Rate reduction	110	11,253	3	259	113	11,512
Principal deferral	9	869	2	166	11	1,035
Legal modification	57	3,387	8	607	65	3,994
Total residential TDRs	177	16,350	13	1,032	190	17,382

Commercial related and construction/land development loans:
Interest only payments	1	502	—	—	1	502
Rate reduction	2	1,055	1	45	3	1,100
Principal deferral	4	1,631	2	2,965	6	4,596
Legal modification	—	—	—	—	—	—
Total commercial TDRs	7	3,188	3	3,010	10	6,198

Consumer loans:
Principal deferral	2,086	565	—	—	2,086	565
Legal modification	2	23	—	—	2	23
Total consumer TDRs	2,088	588	—	—	2,088	588

Total troubled debt restructurings	2,272	$20,126	16	$4,042	2,288	$24,168

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$904	—	$—	1	$904
Rate reduction	118	13,847	5	352	123	14,199
Principal deferral	8	845	2	179	10	1,024
Legal modification	54	3,200	6	443	60	3,643
Total residential TDRs	181	18,796	13	974	194	19,770

Commercial related and construction/land development loans:
Interest only payments	3	1,568	—	—	3	1,568
Rate reduction	3	1,207	1	45	4	1,252
Principal deferral	11	5,981	1	597	12	6,578
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	17	8,756	4	1,669	21	10,425

Consumer loans:
Principal deferral	1,612	577	—	—	1,612	577
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,613	586	—	—	1,613	586

Total troubled debt restructurings	1,811	$28,138	17	$2,643	1,828	$30,781

As of September 30, 2020 and December 31, 2019, 83% and 91% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $2 million and $2 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of September 30, 2020 and December 31, 2019. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at September 30, 2020 or December 31, 2019.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2020 and 2019 that were modified during the three months ended September 30, 2020 and 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	2	$54	1	$4	3	$58
Legal modification	4	152	1	20	5	172
Total residential TDRs	6	206	2	24	8	230

Consumer loans:
Principal deferral	221	29	—	—	221	29
Legal modification	1	15	—	—	1	15
Total consumer TDRs	222	44	—	—	222	44

Total troubled debt restructurings	228	$250	2	$24	230	$274

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	—	$—	—	$—	—	$—
Legal modification	5	$677	4	$315	9	$992
Total residential TDRs	5	677	4	315	9	992

Consumer loans:
Legal modification	1	10	1	2	2	12
Total consumer TDRs	1	10	1	2	2	12

Total troubled debt restructurings	6	$687	5	$317	11	$1,004

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2020 and 2019, 91% and 68% of the Bank’s TDR balances that occurred during the third quarters of 2020 and 2019 were performing according to their modified terms. The Bank provided approximately $29,000 and $980,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during the third quarters of 2020 and 2019.

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2020 and 2019.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2020 and 2019 that were modified during the nine months ended September 30, 2020 and 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	2	$54	1	$4	3	$58
Legal modification	11	429	2	128	13	$557
Total residential TDRs	13	483	3	132	16	615

Commercial related and construction/land development loans:
Principal deferral	1	21	—	—	1	21
Total commercial TDRs	1	21	—	—	1	21

Consumer loans:
Principal deferral	1,492	183	—	—	1,492	183
Legal modification	1	15	—	—	1	15
Total consumer TDRs	1,493	198	—	—	1,493	198

Total troubled debt restructurings	1,507	$702	3	$132	1,510	$834

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	1	$371	—	$—	1	$371
Principal deferral	1	4	—	—	1	4
Legal modification	24	2,055	9	701	33	2,756
Total residential TDRs	26	2,430	9	701	35	3,131
Commercial related and construction/land development loans:
Interest only payments	1	553	—	—	1	553
Principal deferral	2	25	—	—	2	25
Legal modification	—	—	2	2,572	2	2,572
Total commercial TDRs	3	578	2	2,572	5	3,150

Consumer loans:
Principal deferral	1	10	1	2	2	12
Legal modification	—	—	—	—	—	—
Total consumer TDRs	1	10	1	2	2	12

Total troubled debt restructurings	30	$3,018	12	$3,275	42	$6,293

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2020 and 2019, 84% and 48% of the Bank’s TDR balances that occurred during the first nine months of 2020 and 2019 were performing according to their modified terms. The Bank provided approximately $121,000 and $1.5 million in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first nine months of 2020 and 2019.

There was no significant change between the pre and post modification loan balances for the nine months ending September 30, 2020 and 2019.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of September 30, 2020 and 2019 and for which there was a payment default during the three and/or nine months ended September 30, 2020 and 2019.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	3	$163	1	$46	5	$269	4	$249
Commercial real estate	2	2,964	—	—	2	2,964	1	553
Commercial & industrial	—	—	—	—	—	—	2	2,572
Home equity	1	20	2	143	2	33	3	147
Consumer	—	—	—	—	—	—	—	—

Total	6	$3,147	3	$189	9	$3,266	10	$3,521

COVID-19 Loan Accommodations

The CARES Act provided several forms of economic relief designed to defray the impact of COVID-19. In April 2020, through its own independent relief efforts and CARES Act provisions, the Company began offering loan accommodations through deferrals and forbearances. These accommodations were generally under three-month terms for commercial clients, with residential and consumer accommodations in line with prevailing regulatory and legal parameters. Loans that received an accommodation were generally not considered troubled debt restructurings by the Company if such loans were not greater than 30 days past due as of December 31, 2019.

The following table presents loan balances under COVID-19 accommodations as of June 30, 2020 and a rollforward of accommodated balances through September 30, 2020. Borrowers needing additional accommodation typically receive an additional three-month deferral or forbearance period, but may receive other forms of accommodation based on facts and circumstances.

	Jun. 30, 2020	Three Months Ended Sep. 30, 2020			Sep. 30, 2020 COVID-19 Accommodations

	COVID-19	Additional	(Payments) Draws Made		Out of Accommodation		Still under Accommodation
(in thousands)	Accm.*	Accm.	Net (Pay)/Draw	(Payoffs)	Current	Past Due**	Single Accm.	Multiple Accm.

Traditional Banking:
Residential real estate:
Owner occupied	$51,570	$6,780	$(525)	$(3,751)	$45,761	$51	$1,804	$6,458
Nonowner occupied	58,754	—	(667)	(536)	57,551	—	—	—
Commercial real estate	491,314	3,567	(5,840)	(15,939)	467,447	2,739	457	2,459
Commercial & industrial	141,720	—	(7,438)	(3,842)	118,784	12	—	11,644
Construction & land development	28,927	—	486	(9,214)	20,199	—	—	—
Lease financing receivables	2,443	—	409	—	2,852	—	—	—
Aircraft	3,215	—	—	(171)	3,044	—	—	—
Home equity	13,776	627	(173)	(2,835)	11,173	—	187	35
Consumer	1,463	58	(134)	(58)	1,239	—	41	49
Total Traditional Banking	$793,182	$11,032	$(13,882)	$(36,346)	$728,050	$2,802	$2,489	$20,645

*Accm.= Accommodation(s)

**Loans 30-days-or-more past due on their contractual payments following exit from their accommodation period.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2020	December 31, 2019

Residential real estate	$2,056	$113

Total other real estate owned	$2,056	$113

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction:

(in thousands)	September 30, 2020	December 31, 2019

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$2,851	$2,201

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2020 and 2019. During the first quarter of each year, the Company bases its estimated Provision for EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th, and each quarter thereafter, any credits to the Provision for EAs matches the recovery of previously charged-off accounts.

Information regarding EAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019

Easy Advances originated	$—	$—	$387,762	$388,970
Net (credit) charge to the Provision for Easy Advances	(4,294)	(2,098)	15,239	11,322
Provision to total Easy Advances originated	NA	NA	3.93%	2.91%
Easy Advances net charge-offs (recoveries)	$(4,294)	$(2,098)	$15,239	$11,322
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	3.93%	2.91%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	September 30, 2020	December 31, 2019

Core Bank:
Demand	$1,148,683	$922,972
Money market accounts	723,798	793,950
Savings	220,106	175,588
Individual retirement accounts (1)	50,348	51,548
Time deposits, $250 and over (1)	99,972	104,412
Other certificates of deposit (1)	231,586	248,161
Reciprocal money market and time deposits (1)	291,077	189,774
Brokered deposits (1)	345,533	200,072
Total Core Bank interest-bearing deposits	3,111,103	2,686,477
Total Core Bank noninterest-bearing deposits	1,496,111	981,164
Total Core Bank deposits	4,607,214	3,667,641

Republic Processing Group:
Money market accounts	4,808	66,152
Total RPG interest-bearing deposits	4,808	66,152

Brokered prepaid card deposits	237,514	9,128
Other noninterest-bearing deposits	142,793	43,087
Total RPG noninterest-bearing deposits	380,307	52,215
Total RPG deposits	385,115	118,367

Total deposits	$4,992,329	$3,786,008
(1)	Includes time deposits.

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

At September 30, 2020 and December 31, 2019, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	September 30, 2020	December 31, 2019

Outstanding balance at end of period	$126,172	$167,617
Weighted average interest rate at end of period	0.04%	0.32%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$15,116	$70,015
Mortgage backed securities - residential	105,228	134,265
Collateralized mortgage obligations	39,340	17,030
Total securities pledged	$159,684	$221,310

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019

Average outstanding balance during the period	$213,010	$246,889	$199,556	$232,949
Average interest rate during the period	0.04%	0.48%	0.11%	0.60%
Maximum outstanding at any month end during the period	$195,229	$219,812	$195,229	$226,002

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

At September 30, 2020, the Company was under 49 separate and distinct operating lease contracts to lease the land and/or buildings for 38 of its offices, with 15 such operating leases contracted with a related party of the Company. As of September 30, 2020, payments on 26 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company executed four new operating leases during 2020 with a total right-of-use asset value of approximately $14 million. The largest of these four leases was a related-party lease for the Company’s Corporate Center location, which had a right-of-use asset value of approximately $12 million upon lease commencement.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Operating lease expense:
Related Party:
Variable lease expense	$1,235	$1,164	$3,706	$3,478
Fixed lease expense	23	10	69	28
Third Party:
Variable lease expense	180	210	541	644
Fixed lease expense	371	392	1,109	1,137
Short-term lease expense	3	14	7	40
Total operating lease expense	$1,812	$1,790	$5,432	$5,327

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,817	$1,795	$5,448	5,372
Short-term lease payments not included in the measurement of lease liabilities	3	14	7	40

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Weighted average remaining term in years	8.58	8.02
Weighted average discount rate	3.12%	3.46%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of September 30, 2020:

Year (in thousands)	Related Party	Third Party	Total

2020	$1,159	$650	$1,809
2021	4,638	2,442	7,080
2022	4,639	2,120	6,759
2023	4,639	1,600	6,239
2024	4,512	1,173	5,685
Thereafter	20,144	3,376	23,520
Total undiscounted cash flows	$39,731	$11,361	$51,092
Discount applied to cash flows	(5,034)	(1,348)	(6,382)
Total discounted cash flows reported as operating lease liabilities	$34,697	$10,013	$44,710

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	September 30, 2020	December 31, 2019

Overnight advances	$25,000	$200,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	10,000	10,000
Fixed interest rate advances	97,500	540,000
Total FHLB advances	$132,500	$750,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2020 and December 31, 2019, Republic had available borrowing capacity of $692 million and $259 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of September 30, 2020 and December 31, 2019.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2020 (Overnight)	$25,000	0.17%
2020 (Term)	37,500	1.37
2021	30,000	1.93
2022	20,000	2.12
2023	20,000	2.56
2024	—	—
Thereafter	—	—
Total	$132,500	1.56%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019

Average outstanding balance during the period	$272	$357,685	$29,106	$340,502
Average interest rate during the period	0.17%	2.34%	0.92%	2.45%
Maximum outstanding at any month end during the period	$25,000	$785,000	$250,000	$785,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2020	December 31, 2019

First lien, single family residential real estate	$1,034,137	$1,099,941
Home equity lines of credit	237,389	274,990

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

The future potential financial impact of the COVID-19 pandemic is still unknown at this time; however, this pandemic and the public’s response to it could cause the Company to experience a material adverse impact on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, MSRs, deferred tax assets, or counterparty risk derivatives.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2020	December 31, 2019

Unused warehouse lines of credit	$310,125	$436,541
Unused home equity lines of credit	358,380	363,195
Unused loan commitments - other	751,502	757,657
Standby letters of credit	11,515	11,252
FHLB letter of credit	643	2,485
Total commitments	$1,432,165	$1,571,130

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

The following tables present a rollforward of the ACLC for the three and nine months ended September 30, 2020:

	ACLC Rollforward
	Three Months Ended September 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$58	$—	$(6)	$—	$—	$52
Unused home equity lines of credit	124	—	22	—	—	146
Unused loan commitments - other	454	—	271	—	—	725

Total	$636	$—	$287	$—	$—	$923

The Company increased its ACLC during the three months ended September 30, 2020 based on higher estimated usage rates on its unused lines and higher loss expectations on that usage. Current and forecasted economic concerns driven by the COVID-19 pandemic drove the Company’s higher loss expectations.

	ACLC Rollforward
	Nine Months Ended September 30, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$—	$55	$(3)	$—	$—	$52
Unused home equity lines of credit	—	89	57	—	—	146
Unused loan commitments - other	—	312	413	—	—	725

Total	$—	$456	$467	$—	$—	$923

The Company increased its ACLC during the nine months ended September 30, 2020 based on higher estimated usage rates on its unused lines and higher loss expectations on that usage. Current and forecasted economic concerns driven by the COVID-19 pandemic drove the Company’s higher loss expectations.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at September 30, 2020. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Consumer loans held for investment, at fair value: The Bank held an immaterial amount of consumer loans at fair value through a consumer loan program the Company is currently unwinding. The fair value of these loans was based on the discounted cash flows of the underlying loans, Level 3 inputs. Further disclosure of these loans is considered immaterial and thus omitted.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of September 30, 2020 is presented net of any applicable ACL.

	Fair Value Measurements at
	September 30, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$237,066	$—	$237,066
Private label mortgage backed security	—	—	3,004	3,004
Mortgage backed securities - residential	—	242,670	—	242,670
Collateralized mortgage obligations	—	53,760	—	53,760
Corporate bonds	—	9,918	—	9,918
Trust preferred security	—	—	3,800	3,800
Total available-for-sale debt securities	$—	$543,414	$6,804	$550,218

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$536	$—	$536
Community Reinvestment Act mutual fund	2,534	—	—	2,534
Total equity securities with readily determinable fair value	$2,534	$536	$—	$3,070

Mortgage loans held for sale	$—	$44,860	$—	$44,860
Consumer loans held for sale	—	—	449	449
Consumer loans held for investment	—	—	588	588
Rate lock loan commitments	—	6,630	—	6,630
Interest rate swap agreements	—	14,494	—	14,494

Financial liabilities:
Mandatory forward contracts	$—	$603	$—	$603
Interest rate swap agreements	—	14,560	—	14,560

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$134,640	$—	$134,640
Private label mortgage backed security	—	—	3,495	3,495
Mortgage backed securities - residential	—	255,847	—	255,847
Collateralized mortgage obligations	—	63,371	—	63,371
Corporate bonds	—	10,002	—	10,002
Trust preferred security	—	—	4,000	4,000
Total available-for-sale debt securities	$—	$463,860	$7,495	$471,355

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,474	—	—	2,474
Total equity securities with readily determinable fair value	$2,474	$714	$—	$3,188

Mortgage loans held for sale	$—	$19,224	$—	$19,224
Consumer loans held for sale		—	598	598
Consumer loans held for investment	—	—	998	998
Rate lock loan commitments	—	789	—	789
Interest rate swap agreements	—	5,062	—	5,062

Financial liabilities:
Mandatory forward contracts	$—	$131	$—	$131
Interest rate swap agreements	—	5,166	—	5,166

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2020 and 2019.

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$3,023	$3,615	$3,495	$3,712
Total gains or losses included in earnings:
Net change in unrealized gain	60	(24)	(46)	(58)
Recovery of actual losses previously recorded	—	38	—	113
Principal paydowns	(79)	(34)	(445)	(172)
Balance, end of period	$3,004	$3,595	$3,004	$3,595

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage backed security follows:

	Fair	Valuation
September 30, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,004	Discounted cash flow	(1) Constant prepayment rate	1.2% - 4.5%

			(2) Probability of default	1.8% - 7.2%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,495	Discounted cash flow	(1) Constant prepayment rate	2.3% - 5.0%

			(2) Probability of default	1.8% - 6.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$3,500	$4,000	$4,000	$4,075
Total gains or losses included in earnings:
Discount accretion	21	10	43	31
Net change in unrealized gain	279	(10)	(243)	(106)
Balance, end of period	$3,800	$4,000	$3,800	$4,000

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2020 and December 31, 2019.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	September 30, 2020	December 31, 2019

Aggregate fair value	$44,860	$19,224
Contractual balance	42,944	18,690
Unrealized gain	1,916	534

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2020 and 2019 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Interest income	$300	$212	$932	$484
Change in fair value	126	155	1,382	201
Total included in earnings	$426	$367	$2,314	$685

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2020 and December 31, 2019.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$449	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$598	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	September 30, 2020	December 31, 2019

Aggregate fair value	$449	$598
Contractual balance	446	593
Unrealized gain	3	5

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Interest income	$42	$—	$1,563	$—
Change in fair value	2	—	(2)	—
Total included in earnings	$44	$—	$1,561	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,614	$3,614
Commercial real estate	—	—	81	81
Commercial & industrial	—	—	100	100
Home equity	—	—	405	405
Total collateral-dependent loans*	$—	$—	$4,200	$4,200

Other real estate owned:
Commercial real estate	$—	$—	$2,056	$2,056
Total other real estate owned	$—	$—	$2,056	$2,056

Mortgage servicing rights	$—	$4,062	$—	$4,062

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,598	$3,598
Nonowner occupied	—	—	14	14
Commercial real estate	—	—	3,276	3,276
Commercial & industrial	—	—	1,562	1,562
Home equity	—	—	470	470
Total impaired loans*	$—	$—	$8,920	$8,920
*	The difference between the carrying value and the fair value of collateral-dependent/impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,614	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (10%)

Collateral-dependent loans - commercial real estate	$81	Sales comparison approach	Adjustments determined for differences between comparable sales	7% (7%)

Collateral-dependent loans - commercial & industrial	$100	Sales comparison approach	Adjustments determined for differences between comparable sales	54% (54%)

Collateral-dependent loans - home equity	$405	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-6% (5%)

Other real estate owned - commercial real estate	$2,056	Sales comparison approach	Adjustments determined for differences between comparable sales	24% (24%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,598	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (12%)

Impaired loans - residential real estate nonowner occupied	$14	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Impaired loans - commercial real estate	$3,276	Sales comparison approach	Adjustments determined for differences between comparable sales	1% - 10% (4%)

Impaired loans - commercial & industrial	$1,562	Income approach	Adjustments for differences between net operating income expectations	3% - 50% (37%)

Impaired loans - home equity	$470	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

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

Collateral-dependent/impaired loans are as follows:

(in thousands)	September 30, 2020	December 31, 2019

Carrying amount of loans measured at fair value	$3,452	$7,729
Estimated selling costs considered in carrying amount	796	1,193
Valuation allowance	(48)	(2)
Total fair value	$4,200	$8,920

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Provision on collateral-dependent, impaired loans	$430	$1,419	$(71)	$1,442

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		September 30, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$342,028	$342,028	$—	$—	$342,028
Available-for-sale debt securities	550,218	—	543,414	6,804	550,218
Held-to-maturity debt securities	54,268	—	55,163	—	55,163
Equity securities with readily determinable fair values	3,070	2,534	536	—	3,070
Mortgage loans held for sale, at fair value	44,860	—	44,860	—	44,860
Consumer loans held for sale, at fair value	449	—	—	449	449
Consumer loans held for sale, at the lower of cost or fair value	11,443	—	—	11,443	11,443
Loans, net	4,934,483	—	—	4,904,668	4,904,668
Federal Home Loan Bank stock	19,634	—	—	—	NA
Accrued interest receivable	12,101	—	12,101	—	12,101
Rate lock loan commitments	6,630	—	6,630	—	6,630
Interest rate swap agreements	14,494	—	14,494	—	14,494

Liabilities:
Noninterest-bearing deposits	$1,876,418	—	$1,876,418	—	$1,876,418
Transaction deposits	2,317,965	—	2,317,965	—	2,317,965
Time deposits	797,946	—	805,988	—	805,988
Securities sold under agreements to repurchase and other short-term borrowings	126,172	—	126,172	—	126,172
Federal Home Loan Bank advances	132,500	—	134,478	—	134,478
Subordinated note	41,240	—	30,832	—	30,832
Accrued interest payable	728	—	728	—	728
Mandatory forward contracts	603	—	603	—	603
Interest rate swap agreements	14,560	—	14,560	—	14,560

		Fair Value Measurements at
		December 31, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$385,303	$385,303	$—	$—	$385,303
Available-for-sale debt securities	471,355	—	463,860	7,495	471,355
Held-to-maturity debt securities	62,531	—	63,156	—	63,156
Equity securities with readily determinable fair values	3,188	2,474	714	—	3,188
Mortgage loans held for sale, at fair value	19,224	—	19,224	—	19,224
Consumer loans held for sale, at fair value	598	—	—	598	598
Consumer loans held for sale, at the lower of cost or fair value	11,646	—	—	11,646	11,646
Loans, net	4,389,800	—	—	4,381,396	4,381,396
Federal Home Loan Bank stock	30,831	—	—	—	NA
Accrued interest receivable	12,937	—	12,937	—	12,937
Rate lock loan commitments	789	—	789	—	789
Interest rate swap agreements	5,062	—	5,062	—	5,062

Liabilities:
Noninterest-bearing deposits	$1,033,379	—	$1,033,379	—	$1,033,379
Transaction deposits	2,018,687	—	2,018,687	—	2,018,687
Time deposits	733,942	—	737,733	—	737,733
Securities sold under agreements to repurchase and other short-term borrowings	167,617	—	167,617	—	167,617
Federal Home Loan Bank advances	750,000	—	749,667	—	749,667
Subordinated note	41,240	—	32,587	—	32,587
Accrued interest payable	2,802	—	2,802	—	2,802
Mandatory forward contracts	131	—	131	—	131
Interest rate swap agreements	5,166	—	5,166	—	5,166

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$40,028	$13,883	$19,224	$8,971
Origination of mortgage loans held for sale	203,615	124,375	547,556	247,071
Proceeds from the sale of mortgage loans held for sale	(210,309)	(108,493)	(546,950)	(229,755)
Net gain on sale of mortgage loans held for sale	11,526	2,974	25,030	6,452
Balance, end of period	$44,860	$32,739	$44,860	$32,739

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Net gain realized on sale of mortgage loans held for sale	$9,151	$2,170	$18,279	$4,941
Net change in fair value recognized on loans held for sale	126	155	1,382	201
Net change in fair value recognized on rate lock loan commitments	2,194	(29)	5,841	837
Net change in fair value recognized on forward contracts	55	678	(472)	473
Net gain recognized	11,526	2,974	25,030	6,452

Loan servicing income	757	632	2,139	1,842
Amortization of mortgage servicing rights	(1,108)	(542)	(2,701)	(1,275)
Change in mortgage servicing rights valuation allowance	(400)	—	(500)	—
Net servicing income recognized	(751)	90	(1,062)	567
Total Mortgage Banking income	$10,775	$3,064	$23,968	$7,019

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$6,711	$5,158	$5,888	$4,919
Additions	1,471	867	3,987	1,839
Amortized to expense	(1,108)	(542)	(2,701)	(1,275)
Change in valuation allowance	(400)	—	(500)	—
Balance, end of period	$6,674	$5,483	$6,674	$5,483

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Beginning valuation allowance	$100	$—	$—	$—
Charge during the period	400	—	500	—
Ending valuation allowance	$500	$—	$500	$—

Other information relating to mortgage servicing rights follows:

(in thousands)	September 30, 2020	December 31, 2019

Fair value of mortgage servicing rights portfolio	$7,522	$9,068
Monthly weighted average prepayment rate of unpaid principal balance*	308%	202%
Discount rate	10.00%	10.00%
Weighted average foreclosure rate	0.44%	0.14%
Weighted average life in years	4.40	5.76
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2020		December 31, 2019
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$42,944	$44,860	$18,690	$19,224

Included in other assets:
Rate lock loan commitments	$160,480	$6,630	$32,776	$789

Included in other liabilities:
Mandatory forward contracts	$171,935	$603	$44,919	$131

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

The following table reflects information about swaps designated as cash flow hedges:

					September 30, 2020		December 31, 2019
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$(18)	$(13)	$(46)	$(34)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	(48)	(36)	(58)	(43)
Total	$20,000				$(66)	$(49)	$(104)	$(77)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Interest rate swap on money market deposits	$52	$(2)	$107	$(18)
Interest rate swap on FHLB advance	51	—	104	(16)
Total interest (benefit) expense on swap transactions	$103	$(2)	$211	$(34)

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Gains (losses) recognized in OCI on derivative (effective portion)	$(1)	$(3)	$(173)	$(218)

Gains (losses) reclassified from OCI on derivative (effective portion)	(103)	2	(211)	34

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

The estimated net amount of the existing losses reported in AOCI at September 30, 2020 expected to be reclassified into earnings within the next 12 months is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		September 30, 2020		December 31, 2019
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$139,722	$14,494	$95,411	$5,062
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	—	—	6,640	(55)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$139,722	$14,494	$102,051	$5,007

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	139,722	(14,494)	102,051	(5,007)
Total		$279,444	$—	$204,102	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $15.1 million and $7.5 million at September 30, 2020 and December 31, 2019.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net income	$20,389	$18,408	$62,890	$65,931
Dividends declared on Common Stock:
Class A Shares	(5,375)	(4,961)	(16,080)	(14,826)
Class B Shares	(572)	(530)	(1,716)	(1,591)
Undistributed net income for basic earnings per share	14,442	12,917	45,094	49,514
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(7)	(27)	(24)	(93)
Undistributed net income for diluted earnings per share	$14,435	$12,890	$45,070	$49,421

Weighted average shares outstanding:
Class A Shares	18,826	18,828	18,830	18,803
Class B Shares	2,200	2,208	2,201	2,211
Effect of dilutive securities on Class A Shares outstanding	20	101	37	118
Weighted average shares outstanding including dilutive securities	21,046	21,137	21,068	21,132

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.29	$0.26	$0.86	$0.79
Undistributed earnings per share*	0.69	0.62	2.16	2.38
Total basic earnings per share - Class A Common Stock	$0.98	$0.88	$3.02	$3.17

Class B Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.78	$0.72
Undistributed earnings per share*	0.63	0.56	1.97	2.16
Total basic earnings per share - Class B Common Stock	$0.89	$0.80	$2.75	$2.88

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.29	$0.26	$0.86	$0.79
Undistributed earnings per share*	0.69	0.62	2.16	2.36
Total diluted earnings per share - Class A Common Stock	$0.98	$0.88	$3.02	$3.15

Class B Common Stock:
Per share dividends distributed	$0.26	$0.24	$0.78	$0.72
Undistributed earnings per share*	0.63	0.56	1.96	2.15
Total diluted earnings per share - Class B Common Stock	$0.89	$0.80	$2.74	$2.87

*To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Antidilutive stock options	431,000	158,000	244,000	160,000
Average antidilutive stock options	367,000	157,000	193,000	156,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Available-for-Sale Debt Securities:
Change in unrealized gain on AFS debt securities	$(258)	$86	$8,618	$5,759
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	61	(24)	(46)	(58)
Net unrealized (losses) gains	(197)	62	8,572	5,701
Tax effect	49	(172)	(2,144)	(1,358)
Net of tax	(148)	(110)	6,428	4,343

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(1)	(3)	(173)	(218)
Reclassification amount for net derivative losses (gains) realized in income	103	(2)	211	(34)
Net unrealized (losses) gains	102	(5)	38	(252)
Tax effect	(25)	9	(9)	62
Net of tax	77	4	29	(190)

Total other comprehensive (loss) income components, net of tax	$(71)	$(106)	$6,457	$4,153

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended		Nine Months Ended
	in the Consolidated	September 30,		September 30,
(in thousands)	Statements of Income	2020	2019	2020	2019

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	$(52)	$2	$(107)	$18
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	(51)	—	(104)	16
Total derivative gains (losses) on cash flow hedges	Total interest benefit (expense)	(103)	2	(211)	34
Tax effect	Income tax (benefit) expense	26	(1)	53	(9)
Net of tax	Net income	$(77)	$1	$(158)	$25

The following is a summary of the AOCI balances, net of tax:

		2020
(in thousands)	December 31, 2019	Change	September 30, 2020

Unrealized gain on AFS debt securities	$2,211	$6,464	$8,675
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	964	(35)	929
Unrealized gain (loss) on cash flow hedges	(77)	28	(49)
Total unrealized gain	$3,098	$6,457	$9,555

		2019
(in thousands)	December 31, 2018	Change	September 30, 2019

Unrealized gain (loss) on AFS debt securities	$(2,165)	$4,390	$2,225
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(45)	1,033
Unrealized gain (loss) on cash flow hedges	90	(192)	(102)
Total unrealized gain (loss)	$(997)	$4,153	$3,156

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment:

	Three Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$38,753	$7,345	$300	$46,398	$878	$4,976	$5,854	$52,252

Noninterest income:
Service charges on deposit accounts	3,000	18	—	3,018	(1)	—	(1)	3,017
Net refund transfer fees	—	—	—	—	1,152	—	1,152	1,152
Mortgage banking income(1)	—	—	10,775	10,775	—	—	—	10,775
Interchange fee income	2,873	—	—	2,873	38	—	38	2,911
Program fees(1)	—	—	—	—	643	844	1,487	1,487
Increase in cash surrender value of BOLI(1)	400	—	—	400	—	—	—	400
Net gains (losses) on OREO	(14)	—	—	(14)	—	—	—	(14)
Other	879	(39)	21	861	8	—	8	869
Total noninterest income	7,138	(21)	10,796	17,913	1,840	844	2,684	20,597

Total net revenue	$45,891	$7,324	$11,096	$64,311	$2,718	$5,820	$8,538	$72,849

Net-revenue concentration(2)	63%	10%	15%	88%	4%	8%	12%	100%

	Three Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$42,879	$4,329	$212	$47,420	$295	$7,771	$8,066	$55,486

Noninterest income:
Service charges on deposit accounts	3,738	11	—	3,749	—	—	—	3,749
Net refund transfer fees	—	—	—	—	317	—	317	317
Mortgage banking income(1)	—	—	3,064	3,064	—	—	—	3,064
Interchange fee income	3,008	—	—	3,008	23	—	23	3,031
Program fees(1)	—	—	—	—	122	1,195	1,317	1,317
Increase in cash surrender value of BOLI(1)	394	—	—	394	—	—	—	394
Net gains (losses) on OREO	267	—	—	267	—	—	—	267
Net loss on branch divestiture(1)	(119)	—	—	(119)	—	—	—	(119)
Other	814	(90)	66	790	1	—	1	791
Total noninterest income	8,102	(79)	3,130	11,153	463	1,195	1,658	12,811

Total net revenue	$50,981	$4,250	$3,342	$58,573	$758	$8,966	$9,724	$68,297

Net-revenue concentration(2)	75%	6%	5%	86%	1%	13%	14%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$118,409	$17,715	$932	$137,056	$22,484	$17,655	$40,139	$177,195

Noninterest income:
Service charges on deposit accounts	8,576	46	—	8,622	(18)	—	(18)	8,604
Net refund transfer fees	—	—	—	—	19,888	—	19,888	19,888
Mortgage banking income(1)	—	—	23,968	23,968	—	—	—	23,968
Interchange fee income	8,090	—	—	8,090	181	—	181	8,271
Program fees(1)	—	—	—	—	1,573	3,676	5,249	5,249
Increase in cash surrender value of BOLI(1)	1,184	—	—	1,184	—	—	—	1,184
Net gains (losses) on OREO	(10)	—	—	(10)	—	—	—	(10)
Other	2,659	(39)	53	2,673	90	—	90	2,763
Total noninterest income	20,499	7	24,021	44,527	21,714	3,676	25,390	69,917

Total net revenue	$138,908	$17,722	$24,953	$181,583	$44,198	$21,331	$65,529	$247,112

Net-revenue concentration(2)	56%	7%	10%	73%	18%	9%	27%	100%

	Nine Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$126,103	$11,181	$484	$137,768	$21,443	$22,520	$43,963	$181,731

Noninterest income:
Service charges on deposit accounts	10,616	34	—	10,650	—	—	—	10,650
Net refund transfer fees	—	—	—	—	21,046	—	21,046	21,046
Mortgage banking income(1)	—	—	7,019	7,019	—	—	—	7,019
Interchange fee income	8,802	—	—	8,802	243	—	243	9,045
Program fees(1)	—	—	—	—	318	3,110	3,428	3,428
Increase in cash surrender value of BOLI(1)	1,154	—	—	1,154	—	—	—	1,154
Net gains (losses) on OREO	487	—	—	487	—	—	—	487
Net loss on branch divestiture(1)	(119)	—	—	(119)	—	—	—	(119)
Other	1,911	(90)	162	1,983	1	659	660	2,643
Total noninterest income	22,851	(56)	7,181	29,976	21,608	3,769	25,377	55,353

Total net revenue	$148,954	$11,125	$7,665	$167,744	$43,051	$26,289	$69,340	$237,084

Net-revenue concentration(2)	63%	5%	3%	71%	18%	11%	29%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

The following represents information for significant revenue streams subject to ASC 606:

Service charges on deposit accounts – The Company earns revenue for account-based and event-driven services on its retail and commercial deposit accounts. Contracts for these services are generally in the form of deposit agreements, which disclose fees for deposit services. Revenue for event-driven services is recognized in close proximity or simultaneously with service performance. Revenue for certain account-based services may be recognized at a point in time or over the period the service is rendered, typically no longer than a month. Examples of account-based and event-driven service charges on deposits include per item fees, paper-statement fees, check-cashing fees, and analysis fees.

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

As of September 30, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

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

Segment information follows:

	Three Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$38,753	$7,345	$300	$46,398	$878	$4,976	$5,854	$52,252

Provision for expected credit loss expense	5,857	(3)	—	5,854	(4,342)	(12)	(4,354)	1,500

Net refund transfer fees	—	—	—	—	1,152	—	1,152	1,152
Mortgage banking income	—	—	10,775	10,775	—	—	—	10,775
Program fees	—	—	—	—	643	844	1,487	1,487
Other noninterest income	7,138	(21)	21	7,138	45	—	45	7,183
Total noninterest income	7,138	(21)	10,796	17,913	1,840	844	2,684	20,597

Total noninterest expense	36,415	1,875	2,832	41,122	3,226	1,175	4,401	45,523

Income before income tax expense	3,619	5,452	8,264	17,335	3,834	4,657	8,491	25,826
Income tax expense	558	1,226	1,736	3,520	843	1,074	1,917	5,437
Net income	$3,061	$4,226	$6,528	$13,815	$2,991	$3,583	$6,574	$20,389

Period-end assets	$4,769,848	$1,026,790	$61,809	$5,858,447	$269,337	$112,662	$381,999	$6,240,446

Net interest margin	3.22%	3.41%	NM	3.25%	NM	NM	NM	3.59%

Net-revenue concentration*	63%	10%	15%	88%	4%	8%	12%	100%

	Three Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$42,879	$4,329	$212	$47,420	$295	$7,771	$8,066	$55,486

Provision for expected credit loss expense	1,555	620	—	2,175	(2,008)	2,986	978	3,153

Net refund transfer fees	—	—	—	—	317	—	317	317
Mortgage banking income	—	—	3,064	3,064	—	—	—	3,064
Program fees	—	—	—	—	122	1,195	1,317	1,317
Net loss on branch divestiture	(119)	—	—	(119)	—	—	—	(119)
Other noninterest income	8,221	(79)	66	8,208	24	—	24	8,232
Total noninterest income	8,102	(79)	3,130	11,153	463	1,195	1,658	12,811

Total noninterest expense	35,882	886	1,637	38,405	3,047	959	4,006	42,411

Income (loss) before income tax expense	13,544	2,744	1,705	17,993	(281)	5,021	4,740	22,733
Income tax expense (benefit)	2,244	617	358	3,219	(67)	1,173	1,106	4,325
Net income (loss)	$11,300	$2,127	$1,347	$14,774	$(214)	$3,848	$3,634	$18,408

Period-end assets	$4,960,737	$973,716	$40,209	$5,974,662	$24,296	$104,689	$128,985	$6,103,647

Net interest margin	3.76%	2.30%	NM	3.56%	NM	NM	NM	4.07%

Net-revenue concentration*	75%	6%	5%	86%	1%	13%	14%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$118,409	$17,715	$932	$137,056	$22,484	$17,655	$40,139	$177,195

Provision for expected credit loss expense	14,526	778	—	15,304	15,239	251	15,490	30,794

Net refund transfer fees	—	—	—	—	19,888	—	19,888	19,888
Mortgage banking income	—	—	23,968	23,968	—	—	—	23,968
Program fees	—	—	—	—	1,573	3,676	5,249	5,249
Other noninterest income	20,499	7	53	20,559	253	—	253	20,812
Total noninterest income	20,499	7	24,021	44,527	21,714	3,676	25,390	69,917

Total noninterest expense	109,750	3,489	7,517	120,756	13,589	2,972	16,561	137,317

Income before income tax expense	14,632	13,455	17,436	45,523	15,370	18,108	33,478	79,001
Income tax expense	1,747	3,027	3,662	8,436	3,487	4,188	7,675	16,111
Net income	$12,885	$10,428	$13,774	$37,087	$11,883	$13,920	$25,803	$62,890

Period-end assets	$4,769,848	$1,026,790	$61,809	$5,858,447	$269,337	$112,662	$381,999	$6,240,446

Net interest margin	3.41%	3.07%	NM	3.37%	NM	NM	NM	4.21%

Net-revenue concentration*	56%	7%	10%	73%	18%	9%	27%	100%

	Nine Months Ended September 30, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$126,103	$11,181	$484	$137,768	$21,443	$22,520	$43,963	$181,731

Provision for expected credit loss expense	3,171	1,262	—	4,433	11,818	8,593	20,411	24,844

Net refund transfer fees	—	—	—	—	21,046	—	21,046	21,046
Mortgage banking income	—	—	7,019	7,019	—	—	—	7,019
Program fees	—	—	—	—	318	3,110	3,428	3,428
Net loss on branch divestiture	(119)	—	—	(119)	—	—	—	(119)
Other noninterest income	22,970	(56)	162	23,076	244	659	903	23,979
Total noninterest income	22,851	(56)	7,181	29,976	21,608	3,769	25,377	55,353

Total noninterest expense	109,196	2,436	4,311	115,943	13,010	2,395	15,405	131,348

Income before income tax expense	36,587	7,427	3,354	47,368	18,223	15,301	33,524	80,892
Income tax expense	4,753	1,671	704	7,128	4,251	3,582	7,833	14,961
Net income	$31,834	$5,756	$2,650	$40,240	$13,972	$11,719	$25,691	$65,931

Period-end assets	$4,960,737	$973,716	$40,209	$5,974,662	$24,296	$104,689	$128,985	$6,103,647

Net interest margin	3.75%	2.49%	NM	3.63%	NM	NM	NM	4.60%

Net-revenue concentration*	63%	5%	3%	71%	18%	11%	29%	100%

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

Accounting Standards Update

For disclosure regarding the impact to the Company’s financial statements of ASUs, see Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

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

ACLL and Provision — At September 30, 2020, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly, and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

When measuring an ACL, CECL primarily differs from the probable-incurred method by: a) incorporating a lower “expected” threshold for loss recognition versus a higher “probable” threshold; b) requiring life-of-loan considerations; and c) requiring reasonable and supportable forecasts. The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. For its CRE loan pool, the Company also uses one-year forecasts of vacancy rates for CRE in the Company’s market footprint.

Management’s evaluation of the appropriateness of the ACLL is often the most critical accounting estimate for a financial institution, as the ACLL requires significant reliance on the use of estimates and significant judgment as to the reliance on historical loss rates, consideration of quantitative and qualitative economic factors, and the reliance on a reasonable and supportable forecast.

Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in property values or other relevant factors. One-year forecast adjustments to the historical loss rate are based on the U.S. national unemployment rate and vacancy rates for CRE in the Company’s market footprint. Subsequent to the one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages.

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

The Company typically performs its impairment test annually as of September 30. Under its qualitative analysis, management concluded there was insufficient evidence of impairment of the Company’s $16 million of goodwill at September 30, 2020.

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2020, Republic had 42 full-service banking centers and two LPOs with locations as follows:

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

As of September 30, 2020 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its Consumer Direct channel, the Bank originates single family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner occupied property.

Consumer Direct Lending — Through its Consumer Direct channel, formerly named its Internet Lending channel, the Bank accepts online loan applications for its RB&T branded products through its website at www.republicbank.com. Historically, the majority of loans originated through its Consumer Direct channel have been within the Bank’s traditional markets of Kentucky, Florida, Indiana, and Tennessee. Other states where loans are marketed include Alabama, Arizona, California, Colorado, Connecticut, Georgia, Illinois, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Utah, Virginia, Washington, and Wisconsin, as well as the District of Columbia.

Commercial Lending — The Bank conducts commercial lending activities primarily through Corporate Banking, Commercial Banking, Business Banking, and Retail Banking channels.

In general, commercial lending credit approvals and processing are prepared and underwritten through the Bank’s Commercial Credit Administration Department. Clients are generally located within the Bank’s market footprint or in areas near by the market footprint.

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

Aircraft Lending — In October 2017, the Bank created an Aircraft Lending division. The initial loan size offered was up to $500,000. In 2019, the Bank increased the opportunity to finance up to $1.0 million and in mid-2020 the Bank raised its opportunity to finance, once again, up to $2.0 million. Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades. Loans range between $55,000 and $2,000,000 in size and have terms up to 20 years. The aircraft loan program is open to all states, except for Alaska and Hawaii.

The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of credit worthiness for approval.

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank — MemoryBank, a national branchless banking platform, is a separately branded division of the Bank, which, from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly liquid interest-bearing bank accounts. MemoryBank products are offered through its website, www.mymemorybank.com.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2020 and 2019:

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

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid three weeks after the taxpayer’s tax return is submitted to the applicable taxing authority. Provision on EAs are estimated when advances are made, with Provision for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

●	RCS installment loan products – From the first quarter of 2016 through the first quarter of 2018, the Bank piloted a consumer installment loan product across the U.S. using a third-party service provider. As part of the program, the Bank sold 100% of the balances generated through the program back to its third-party service provider approximately 21 days after origination. During the second quarter of 2018, the Bank and its third-party service provider suspended the origination of new loans and the sale of unsold loans through this program. Since program suspension in 2018, the Bank has carried all unsold loans under this program as “held for investment” on its balance sheet and has continued to wind down those balances. Additionally, loans under this program are carried at fair value under a fair value option on the Bank’s balance sheet with the portfolio marked to market monthly. Approximately $588,000 of balances remained held for investment under this program as of September 30, 2020.

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

OVERVIEW (Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019)

Total Company net income for the third quarter of 2020 was $20.4 million, a $2.0 million, or 11%, increase from the same period in 2019. Diluted EPS increased to $0.98 for the three months ended September 30, 2020 compared to $0.88 for the same period in 2019.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $8.2 million, or 73%, for the third quarter of 2020 compared to the same period in 2019.

●	Driven by continued net interest margin compression, net interest income decreased $4.1 million, or 10%, for the third quarter of 2020 compared to the same period in 2019.

●	Driven primarily by COVID-19 related concerns, Provision increased $4.3 million to $5.9 million for the third quarter of 2020 compared to $1.6 million for the same period in 2019.

●	Driven primarily by a change in client savings and spending patterns during the pandemic, total noninterest income decreased $964,000, or 12%, for the third quarter of 2020 compared to the same period in 2019.

●	Driven primarily by additional investments in technology, total noninterest expense increased $533,000, or 1%, for the third quarter of 2020 compared to same period in 2019.

Warehouse Lending segment

●	Net income increased $2.1 million, or 99%, for the third quarter of 2020 compared to the same period in 2019.

●	Net interest income increased $3.0 million, or 70%, for the third quarter of 2020 compared to the same period in 2019.

●	The Warehouse Provision was a net credit of $3,000 for the third quarter of 2020 compared to a net charge of $620,000 for the same period in 2019.

●	Average committed Warehouse lines were $1.3 billion during the third quarter of 2020 compared to $1.1 billion during the third quarter of 2019.

●	Average line usage was 68% during both the third quarter of 2020 and 2019.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $7.7 million, or 252%, during the third quarter of 2020 compared to the same period in 2019.

●	Overall, Republic’s originations of secondary market loans totaled $204 million during the third quarter of 2020 compared to $124 million during the same period in 2019, with the Company’s cash gain recognized as a percent of total sales increasing approximately 250 basis points from period to period.

Tax Refund Solutions segment

●	Net income increased $3.2 million for the third quarter of 2020 compared to the same period in 2019.

●	Net interest income increased $583,000 for the third quarter of 2020 compared to the same period in 2019.

●	Overall, TRS recorded a net credit to the Provision of $4.3 million during the third quarter of 2020 compared to a net credit of $2.0 million for the same period in 2019.

●	Noninterest income increased $1.4 million, or 297%, for the third quarter of 2020 compared to the same period in 2019.

●	Net RT revenue increased $835,000 for the third quarter of 2020 compared to the same period in 2019.

●	Noninterest expense was $3.2 million for the third quarter of 2020 compared to $3.0 million for the same period in 2019.

Republic Credit Solutions segment

●	Net income decreased $265,000, or 7%, for the third quarter of 2020 compared to the same period in 2019.

●	Net interest income decreased $2.8 million, or 36%, for the third quarter of 2020 compared to the same period in 2019.

●	Overall, RCS recorded a net credit to the Provision of $12,000 during the third quarter of 2020 compared to a net charge of $3.0 million for the same period in 2019.

●	Noninterest income decreased $351,000, or 29%, from the third quarter of 2019 to the third quarter of 2020.

●	Noninterest expense was $1.2 million for the third quarter of 2020 compared to $959,000 for the same period in 2019.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019)

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

Total Company net interest income decreased 6% during the third quarter of 2020 compared to the same period in 2019. Total Company net interest margin decreased to 3.59% during the third quarter of 2020 compared to 4.07% for the same period in 2019.

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2018 but began trending lower again during 2019 as the FOMC reduced the FFTR by 75 basis points during the year. The FOMC further lowered the FFTR 100 basis points during the first quarter of 2020 following market reactions to the COVID-19 pandemic. Consistent with decreases in market rates in the previous 12 months, the Total Company’s net interest spread and net interest margin both compressed 27 basis points and 48 basis points, respectively, from the third quarter of 2019 to the same period in 2020. The Company’s net interest spread, the difference between the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed primarily because the Company’s interest-bearing liabilities had less room to reprice downward than its interest-earning assets. The Company’s net interest margin compressed 21 basis points more than its net interest spread due to the reduction in benefit the Bank receives from its noninterest-bearing funding in a falling rate environment. Management believes the Company’s net interest margin, as well as the net interest margin of its various operating segments will likely continue to decline in the near term as its earning asset yields continue to reprice lower.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $4.1 million, or 10%, for the third quarter of 2020 compared to the same period in 2019. Traditional Banking’s net interest margin was 3.22% for the third quarter of 2020, a decrease of 54 basis points from the same period in 2019.

The decrease in the Traditional Bank’s net interest income and net interest margin during the third quarter of 2020 was primarily attributable to the following factors:

●	The Traditional Bank’s net interest spread, the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed 54 basis points primarily because the Core Bank’s liabilities had less room to reprice downward than its interest earning asset counterparts. The Traditional Bank’s net interest margin also compressed 54 basis points primarily due to an 80 basis point decrease in its loan yield. This margin compression was partially offset due to robust growth of $781 million in the Traditional Bank’s average noninterest-bearing deposits, which the Bank was able to utilize to reduce interest-bearing liabilities and their associated costs.

●	Partially offsetting the decline in net interest income driven by the decrease in the Traditional Bank’s net interest spread and net interest margin, net interest income increased partially due to a rise in third quarter 2020 average loans of $196 million, or 5%, over the third quarter of 2019. The Traditional Bank originated $528 million in PPP loans during the second quarter of 2020 following the passage of the CARES Act on March 27, 2020. The PPP portfolio contributed $513 million in average Traditional Bank loans, net of unearned fees, for the third quarter of 2020. The rise in averages from the PPP Loans was partially offset by a $317 million decrease in non-PPP portfolios, including the impact of the sale of $128 million of the Traditional Bank’s loans in November 2019 as part of the Company’s branch divestiture.

Warehouse Lending segment

Warehouse net interest income increased $3.0 million, or 70%, for the third quarter of 2020 compared to the same period in 2019.

Falling mortgage rates during 2020 drove a surge in consumer refinance volume for Warehouse clients resulting in a 14% increase in average Warehouse loans for the third quarter of 2020 over the same period in 2019. Overall usage rates on Warehouse lines of credit were 68% for both the third quarter of 2020 and 2019. In addition, the Warehouse net interest margin increased to 3.41% for the third quarter of 2020 compared to 2.30% for the third quarter of 2019, as many of the Bank’s Warehouse clients reached contractual interest rate floors on their lines-of-credit during the second quarter of 2020 preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline.

Republic Credit Solutions segment

RCS’s net interest income decreased $2.8 million, or 36%, from the third quarter of 2019 to the third quarter of 2020. The decrease was driven primarily by a decline in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product, recorded as interest income on loans, decreased to $4.0 million during the third quarter of 2020 compared to $6.5 million during the same period in 2019 and accounted for 76% and 77% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in outstanding line-of-credit balances, as the Company reduced marketing for the product in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

Future loan fee income from RCS’s higher-yielding line-of-credit product will likely continue to be negatively impacted by the on-going COVID-19 pandemic. As of September 30, 2020 the current on-balance-sheet Board-approved risk limit was $40 million for the Company. As of September 30, 2020, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $18 million.

Table 1 — Total Company Average Balance Sheets and Interest Rates

$53,33
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$313,281	$94	0.12%	$302,156	$1,666	2.21%
Investment securities, including FHLB stock (1)	600,943	2,362	1.57	547,281	3,497	2.56
Other RPG loans (2) (6)	114,224	5,268	18.45	126,619	8,417	26.59
Outstanding Warehouse lines of credit (3) (6)	860,420	7,966	3.70	752,089	8,834	4.70
Paycheck Protection Program loans (4) (6)	513,201	3,497	2.73	—	—	—
All other Core Bank loans (5) (6)	3,419,261	36,851	4.31	3,727,431	45,645	4.90

Total interest-earning assets	5,821,330	56,038	3.85	5,455,576	68,059	4.99

Allowance for credit loss	(55,423)			(47,379)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	95,570			63,655
Premises and equipment, net	42,167			45,960
Bank owned life insurance	67,447			65,878
Other assets (1)	180,952			127,946
Total assets	$6,152,043			$5,711,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,366,830	$178	0.05%	$1,160,529	$1,549	0.53%
Money market accounts	734,203	235	0.13	790,852	2,071	1.05
Time deposits	409,088	2,025	1.98	426,453	2,217	2.08
Reciprocal money market and time deposits	292,948	378	0.52	214,321	768	1.43
Brokered deposits	135,994	60	0.18	241,477	1,437	2.38

Total interest-bearing deposits	2,939,063	2,876	0.39	2,833,632	8,042	1.14

Securities sold under agreements to repurchase and other short-term borrowings	213,010	22	0.04	246,889	298	0.48
Federal Reserve Paycheck Protection Program Liquidity Facility	53,338	48	0.36	—	—	—
Federal Home Loan Bank advances	126,250	658	2.08	690,457	3,839	2.22
Subordinated note	41,240	182	1.77	41,240	394	3.82

Total interest-bearing liabilities	3,372,901	3,786	0.45	3,812,218	12,573	1.32

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,846,552			1,065,904
Other liabilities	121,239			91,338
Stockholders’ equity	811,351			742,176
Total liabilities and stockholders’ equity	$6,152,043			$5,711,636

Net interest income		$52,252			$55,486

Net interest spread			3.40%			3.67%

Net interest margin			3.59%			4.07%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income includes loan fees of $4.0 million and $6.5 million for the three months ended September 30, 2020 and 2019.
(3)	Interest income includes loan fees of $942,000 and $853,000 for the three months ended September 30, 2020 and 2019.
(4)	Interest income includes loan fees of $2.1 million for the three months ended September 30, 2020.
(5)	Interest income includes loan fees of $680,000 and $1.6 million for the three months ended September 30, 2020 and 2019.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2020
	Compared to
	Three Months Ended September 30, 2019
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(1,572)	$59	$(1,631)
Investment securities, including FHLB stock	(1,135)	316	(1,451)
Other RPG loans	(3,149)	(763)	(2,386)
Outstanding Warehouse lines of credit	(868)	1,164	(2,032)
Paycheck Protection Program loans	3,497	3,497	—
All other Core Bank loans	(8,794)	(3,589)	(5,205)
Net change in interest income	(12,021)	684	(12,705)

Interest expense:

Transaction accounts	(1,371)	234	(1,605)
Money market accounts	(1,836)	(138)	(1,698)
Time deposits	(192)	(88)	(104)
Reciprocal money market and time deposits	(390)	216	(606)
Brokered deposits	(1,377)	(441)	(936)
Securities sold under agreements to repurchase and other short-term borrowings	(276)	(36)	(240)
Federal Reserve Paycheck Protection Program Liquidity Facility	48	48	—
Federal Home Loan Bank advances	(3,181)	(2,954)	(227)
Subordinated note	(212)	—	(212)
Net change in interest expense	(8,787)	(3,159)	(5,628)

Net change in net interest income	$(3,234)	$3,843	$(7,077)

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

Total Company Provision was $1.5 million for the third quarter of 2020 compared to $3.2 million for the same period in 2019.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2020 was $5.9 million, compared to $1.6 million for the third quarter of 2019. An analysis of the Provision for the third quarter of 2020 compared to the same period in 2019 follows:

●	Related to the Bank’s pass-rated and non-rated loans, the Bank recorded net charges of $5.6 million and $4,000 to the Provision for the third quarters of 2020 and 2019. For the third quarter of 2020, the Traditional Bank recorded $6.8 million of additional Provision due to further analysis of the expected economic impact of the COVID-19 pandemic along with rising vacancy rates on CRE within the Traditional Bank’s market footprint. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic was a reduction in Provision of $1.2 million driven by a $83 million decrease in non-PPP Traditional Bank period-end balances during the third quarter of 2020.

●	The Bank recorded net charges to the Provision of $204,000 and $1.6 million for the third quarters of 2020 and 2019 related to loans rated Substandard, Special Mention, and PCD loans. The charge during the third quarter of 2019 included a $1.4 million Provision for one commercial-related loan that defaulted during the quarter.

As a percentage of total loans, the Traditional Banking ACLL was 1.26% at September 30, 2020 compared to 0.78% at December 31, 2019 and 0.86% at September 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at September 30, 2020.

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

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $3,000 for the third quarter of 2020 compared to a net charge of $620,000 for the same period in 2019. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $1 million during the third quarter of 2020 compared to an increase of $248 million during the third quarter of 2019.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% at September 30, 2020, December 31, 2019 and September 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2020.

Tax Refund Solutions segment

The TRS Provision incurred a positive change from a net credit of $2.0 million during the third quarter of 2019 to a net credit of $4.3 million during the third quarter of 2020. These credits to the Provision primarily reflected recoveries on EA loans charged off during the first six months of the year. While TRS experienced a higher rate of EAs charged-off during the first six months of 2020 than the comparable six months in 2019, it also experienced a higher rate of EA recoveries during the third quarter of 2020 than the comparable quarter of 2019. Management believes the higher rate of EAs charged-off through the first six months of 2020 and recovered during the third quarter of 2020 was related to the impact of the current COVID-19 pandemic and the resulting delay in tax return processing by the IRS for certain types of tax returns that require further taxpayer communication and verification.

With the third quarter EA paydowns, the percent of unpaid EAs to total EAs originated was 3.93% at September 30, 2020. This compares to 2.91% at September 30, 2019, a difference of 102 basis points. By comparison, the unpaid EA percentage was 5.05% at June 30, 2020, compared to 3.45% at June 30, 2019, representing a difference of 160 basis points. With all unpaid EAs having been charged off as of June 30, 2020, any EA payments received during the fourth quarter of 2020 will continue to represent recovery credits directly to income.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a credit to the Provision of $12,000 during the third quarter of 2020 compared to a charge to the Provision of $3.0 million for the same period in 2019. The decrease in the Provision was driven by a reduction in both net charge-offs and outstanding balances for RCS’s line-of-credit product, as the Company reduced marketing for RCS’s line-of-credit product in response to the COVID-19 pandemic.  RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 7.82% at September 30, 2020, 12.45% at December 31, 2019 and 13.32% at September 30, 2019. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2020.

The following table presents net charges (credits) to the RCS Provision by product:

Table 3 — RCS Provision by Product

	Three Months Ended Sep. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$(40)	$2,981	$(3,021)	(101)%
Hospital receivables	28	5	23	460
Total	$(12)	$2,986	$(2,998)	(100)%

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2020	2019

ACLL at beginning of period	$55,097	$45,983

Charge-offs:

Traditional Banking:
Residential real estate	(13)	(17)
Commercial real estate	—	(1,407)
Commercial & industrial	(255)	—
Home equity	(14)	—
Consumer	(227)	(547)
Total Traditional Banking	(509)	(1,971)
Warehouse lines of credit	—	—
Total Core Banking	(509)	(1,971)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	(22)	(90)
Republic Credit Solutions	(684)	(2,799)
Total Republic Processing Group	(706)	(2,889)
Total charge-offs	(1,215)	(4,860)

Recoveries:

Traditional Banking:
Residential real estate	28	126
Commercial real estate	—	—
Commercial & industrial	80	1
Home equity	21	23
Consumer	77	150
Total Traditional Banking	206	300
Warehouse lines of credit	—	—
Total Core Banking	206	300

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	4,294	2,098
Other TRS loans	—	2
Republic Credit Solutions	83	256
Total Republic Processing Group	4,377	2,356

Total recoveries	4,583	2,656

Net loan recoveries (charge-offs)	3,368	(2,204)

Provision - Core Banking	5,780	2,175
Provision - RPG	(4,354)	978
Total Provision	1,426	3,153
ACLL at end of period	$59,891	$46,932

Credit Quality Ratios - Total Company:

ACLL to total loans	1.20%	1.01%
ACLL to nonperforming loans	284	226
Net loan charge-offs (recoveries) to average loans	(0.27)	0.19

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.05%	0.73%
ACLL to nonperforming loans	245	163
Net loan charge-offs to average loans	0.03	0.15

Noninterest Income

Total Company noninterest income increased $7.8 million, or 61%, during the third quarter of 2020 compared to the same period in 2019. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $964,000 for the third quarter of 2020 compared to the same period in 2019. Service charges on deposit accounts decreased $738,000 and interchange income decreased $135,000 from the third quarter of 2019 to the same period in 2020. Both decreases largely reflect a change in client savings and spending patterns during the pandemic-driven economic restrictions. In general, during the third quarter of 2020, client spending decreased meaningfully from the third quarter of 2019, while client deposit balances increased, thus producing less overdraft activity and less interchange revenue for the Bank. Client spending patterns did appear to increase between the second and third quarters of 2020, however, management is uncertain at this time if this pattern will continue in the near term.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended September 30, 2020 and 2019 were $1.3 million and $2.3 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended September 30, 2020 and 2019 were $99,000 and $612,000. The Bank suspended its daily overdraft charges during the first quarter of 2020 to cushion the economic blow of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $7.7 million, or 252%, during the third quarter of 2020 compared to the same period in 2019. Falling mortgage rates during 2020 drove strong growth in the Company’s consumer refinance activity, particularly within the Company’s relatively new Consumer Direct channel. Overall, the Company originated $204 million of secondary market mortgage loans during the third quarter of 2020 compared to $124 million for the third quarter of 2019.

In addition to the strong mortgage banking origination volume during the third quarter of 2020, the Company’s cash gain recognized as a percent of total sales increased by approximately 250 basis points from period to period. The stronger gain percentages resulted from favorable market conditions on pricing during the quarter. If and when consumer refinance volume begins to slow down in the future, management believes market conditions for pricing will become more competitive and return to a range of 2.0%-3.0%, which is more in-line with historical averages for gains-as-a-percentage-of-loans-sold.

Tax Refund Solutions segment

TRS’s noninterest income increased $1.4 million during the third quarter of 2020 compared to the same period in 2019 resulting from an $835,000 increase in net RT revenue and a $521,000 increase in prepaid card program fees as a result of the Company’s May 1, 2020 acquisition of $250 million in prepaid card balances. Management believes the RTs processed for the third quarter of 2020 increased over the third quarter of 2019 due to delays in 2020 associated with the COVID-19 pandemic.

Republic Credit Solutions segment

RCS’s noninterest income decreased $351,000, or 29%, during the third quarter of 2020 compared to the same period in 2019. As illustrated in Table 5 below, RCS program fees decreased $351,000 resulting primarily from a decline in outstanding line-of-credit balances as the Company reduced marketing for its installment loan product and its line-of-credit product in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

The following table presents RCS program fees by product:

Table 5 — RCS Program Fees by Product

	Three Months Ended Sep. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$752	$1,172	$(420)	(36)%
Hospital receivables	45	79	(34)	(43)
Installment loans*	47	(56)	103	NM
Total	$844	$1,195	$(351)	(29)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $3.1 million, or 7%, during the third quarter of 2020 compared to the same period in 2019. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Driven by the Company’s increased investment in technology since September 30, 2019, Traditional Banking noninterest expense increased $533,000, or 1%, for the third quarter of 2020 compared to the same period in 2019. A substantial portion of the technological increase was driven by the Company’s investment in loan systems used to facilitate processing for its PPP clients.

Warehouse Lending segment

Noninterest expense at the Warehouse segment increased $989,000 during the third quarter of 2020 compared to the same period in 2019, primarily due to higher incentive compensation expense recorded during 2020.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased $1.2 million or 73%, during the third quarter of 2020 compared to the same period in 2019, primarily due to higher mortgage commissions recorded during 2020.

OVERVIEW (Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019)

Total Company net income for the first nine months of 2020 was $62.9 million, a $3.0 million, or 5%, decrease from the same period in 2019. Diluted EPS decreased to $3.02 for the nine months ended September 30, 2020 compared to $3.15 for the same period in 2019. Net income was down from the first nine months of 2019, as it was significantly impacted by the increase in the Company’s estimated ACL in response to the potential impact of the COVID-19 pandemic.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $18.9 million, or 60%, for the first nine months of 2020 compared to the same period in 2019.

●	Driven primarily by net interest margin compression, net interest income decreased $7.7 million, or 6%, for the first nine months of 2020 compared to the same period in 2019.

●	Driven by COVID-19 related concerns in combination with the new allowance methodology as required by the adoption of ASC 326, Provision increased $11.4 million to $14.5 million for the first nine months of 2020 compared to $3.2 million for the same period in 2019.

●	Driven primarily by a change in client savings and spending patterns during the pandemic, noninterest income decreased $2.4 million, or 10%, for the first nine months of 2020 compared to the same period in 2019.

●	Total noninterest expense increased $554,000 for the first nine months of 2020 compared to same period in 2019.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.54% at September 30, 2020 compared to 0.65% at December 31, 2019.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.29% at September 30, 2020 compared to 0.36% at December 31, 2019.

●	At September 30, 2020, $754 million, or 20%, of the Traditional Bank’s loan portfolio had been granted COVID-19 loan accommodations earlier in 2020, with $21 million of those previously accommodated balances requiring additional accommodation after the expiration of the initial accommodation period.

Warehouse Lending segment

●	Net income increased $4.7 million, or 81%, for the first nine months of 2020 compared to the same period in 2019.

●	Net interest income increased $6.5 million, or 58%, for the first nine months of 2020 compared to the same period in 2019.

●	The Warehouse Provision was a net charge of $778,000 for the first nine months of 2020 compared to a net charge of $1.3 million for the same period in 2019.

●	Average committed Warehouse lines increased to $1.2 billion during the first nine months of 2020 from $1.1 billion during the same period in 2019.

●	Average line usage was 65% during the first nine months of 2020 compared to 55% during the same period in 2019.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $16.9 million, or 241%, during the first nine months of 2020 compared to the same period in 2019.

●	Overall, Republic’s originations of secondary market loans totaled $548 million during the first nine months of 2020 compared to $247 million during the same period in 2019, with the Company’s cash gain recognized as a percent of total sales increasing approximately 130 basis points from period to period.

Tax Refund Solutions segment

●	Net income decreased $2.1 million, or 15%, for the first nine months of 2020 compared to the same period in 2019.

●	Net interest income increased $1.0 million for the first nine months of 2020 compared to the same period in 2019.

●	Total EA originations were $388 million during the first nine months of 2020 compared to $389 million for the first nine months of 2019.

●	Overall, TRS recorded a net charge to the Provision of $15.2 million during the first nine months of 2020 compared to a net charge to the Provision of $11.8 million for the same period in 2019.

●	Noninterest income increased $106,000 for the first nine months of 2020 compared to the same period in 2019.

●	Net RT revenue decreased $1.2 million, or 6%, for the first nine months of 2020 compared to the same period in 2019.

●	Noninterest expense was $13.6 million for the first nine months of 2020 compared to $13.0 million for the same period in 2019.

Republic Credit Solutions segment

●	Net income increased $2.2 million, or 19%, for the first nine months of 2020 compared to the same period in 2019.

●	Net interest income decreased $4.9 million, or 22%, for the first nine months of 2020 compared to the same period in 2019.

●	Overall, RCS recorded a net charge to the Provision of $251,000 during the first nine months of 2020 compared to a net charge of $8.6 million for the same period in 2019.

●	Noninterest income decreased $93,000, or 2%, from the first nine months of 2019 to the first nine months of 2020.

●	Noninterest expense was $3.0 million for the first nine months of 2020 compared to $2.4 million for the same period in 2019.

●	Total nonperforming loans to total loans for the RCS segment was 0.03% at September 30, 2020 compared to 0.10% at December 31, 2019.

●	Delinquent loans to total loans for the RCS segment was 5.36% at September 30, 2020 compared to 7.25% at December 31, 2019.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019)

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

Total Company net interest income decreased 2% during the first nine months of 2020 compared to the same period in 2019. Total Company net interest margin decreased to 4.21% during the first nine months of 2020 compared to 4.60% for the same period in 2019.

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2018 but began trending lower again during 2019 as the FOMC reduced the FFTR by 75 basis points during the year. The FOMC further lowered the FFTR 100 basis points during the first quarter of 2020 following market reactions to the COVID-19 pandemic. Consistent with decreases in market rates in the previous 12 months, the Total Company’s net interest spread and net interest margin compressed 24 basis points and 39 basis points, respectively, from the first nine months of 2019 to the same period in 2020. The Company’s net interest spread, the difference between the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed primarily because the Company’s interest-bearing liabilities had less room to reprice downward than its interest-earning assets. The Company’s net interest margin compressed 15 basis points more than its net interest spread due to the reduction in benefit the Bank sees from noninterest-bearing funding in a falling rate environment. Management believes the Company’s net interest margin, as well as the net interest margin of its various operating segments will likely continue to decline in the near term as its earning asset yields continue to reprice lower.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $7.7 million, or 6%, for the first nine months of 2020 compared to the same period in 2019. Traditional Banking’s net interest margin was 3.41% for the first nine months of 2020, a decrease of 34 basis points from the same period in 2019.

The decrease in the Traditional Bank’s net interest income and net interest margin during the first nine months of 2020 was primarily attributable to the following factors:

●	The Traditional Bank’s net interest spread, the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed 29 basis points primarily because the Core Bank’s liabilities had less room to reprice downward than its interest-earning asset counterparts.

●	The Traditional Bank’s net interest margin compressed 34 basis points, or five basis points more than its net interest spread, due to the decreased value from the Traditional Bank’s noninterest-bearing funding sources. The difference between the Traditional Banking segment’s net interest margin and net interest spread was 14 basis points during the first nine months of 2020 compared to 19 basis points during the first nine months of 2019, with the differential of five basis points representing the decreased value to the net interest margin of noninterest-bearing deposits and stockholders’ equity. The decrease in this value was driven by a 52 basis-point decline in the yield on the Traditional Banking segment’s interest-earning assets from period to period.

●	Partially offsetting the decline in net interest income driven by the decrease in the Traditional Bank’s net interest spread and net interest margin, net interest income increased partially due to a rise in YTD 2020 average loans, which increased $129 million, or 4%, over the same period in 2019. The Traditional Bank originated $528 million in PPP loans during the second and third quarters of 2020 following the passage of the CARES Act on March 27, 2020. This PPP portfolio contributed $301 million in average Traditional Bank loans for the first nine months of 2020. The increase in Traditional Bank loans from the PPP program was partially offset by a $172 million decrease in non-PPP portfolios, which included the impact of the sale of $128 million of the Traditional Bank’s loans in November 2019 as part of the Company’s branch divestiture.

Warehouse Lending segment

Net interest income increased $6.5 million, or 58%, for the first nine months of 2020 compared to the same period in 2019.

Falling mortgage rates during 2020 drove a surge in consumer refinance volume for Warehouse clients resulting in a 29% increase in average Warehouse loans for the first nine months of 2020 over the same period in 2019. Overall usage rates on Warehouse lines of credit were 65% for the first nine months of 2020 compared to 55% for the first nine months of 2019. In addition, the Warehouse net interest margin increased to 3.07% for the first nine months of 2020 compared to 2.49% for the first nine months of 2019, as many of the Bank’s Warehouse client reached contractual interest rate floors on their lines-of-credit during the second quarter of 2020 preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline.

Tax Refund Solutions segment

TRS’s net interest income increased $1.0 million for the first nine months of 2020 compared to the same period in 2019. TRS’s EA product earned $19.6 million in interest income during the first nine months of 2020, a $504,000 increase resulting primarily from modifications to the product’s pricing tiers. EA pricing includes a direct fee to the taxpayer, with the annual percentage rate to the taxpayer for his or her portion of the total fee being less than 36% for all offering tiers.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income decreased $4.9 million, or 22%, from the first nine months of 2019 to the first nine months of 2020. The decrease was driven primarily by a decline in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product, recorded as interest income on loans, decreased to $14.7 million during the first nine months of 2020 compared to $19.3 million during the same period in 2019 and accounted for 78% and 79% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in outstanding line-of-credit balances, as the Company reduced marketing for the product in response to the COVID-19 pandemic.

Future loan fee income from RCS’s higher-yielding line-of-credit product will likely continue to be negatively impacted by the on-going COVID-19 pandemic. As of September 30, 2020 the current on-balance-sheet Board-approved risk limit was $40 million for the Company. As of September 30, 2020, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $18 million.

Table 6 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$273,604	$818	0.40%	$296,474	$5,143	2.31%
Investment securities, including FHLB stock (1)	575,575	8,190	1.90	541,739	11,278	2.78
TRS Easy Advance loans (2)	52,004	19,602	50.26	45,406	19,098	56.08
Other RPG loans (3) (7)	124,479	19,587	20.98	122,106	25,301	27.63
Outstanding Warehouse lines of credit(4) (7)	770,454	22,305	3.86	599,302	22,148	4.93
Paycheck Protection Program loans (5) (7)	300,733	6,149	2.73	—	—	—
All other Core Bank loans (6) (7)	3,508,837	117,637	4.47	3,663,704	133,388	4.85

Total interest-earning assets	5,605,686	194,288	4.62	5,268,731	216,356	5.48

Allowance for credit loss	(59,896)			(52,159)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	135,755			109,585
Premises and equipment, net	43,836			44,694
Bank owned life insurance	67,061			65,484
Other assets (1)	166,071			120,781
Total assets	$5,958,513			$5,557,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,253,811	$1,019	0.11%	$1,140,171	$4,652	0.54%
Money market accounts	741,205	1,725	0.31	764,055	5,873	1.02
Time deposits	417,171	6,370	2.04	408,419	6,108	1.99
Reciprocal money market and time deposits	263,681	1,432	0.72	201,492	2,042	1.35
Brokered deposits	216,098	2,279	1.41	170,688	3,018	2.36

Total interest-bearing deposits	2,891,966	12,825	0.59	2,684,825	21,693	1.08

Securities sold under agreements to repurchase and other short-term borrowings	199,556	158	0.11	232,949	1,049	0.60
Federal Reserve Paycheck Protection Program Liquidity Facility	58,683	153	0.35	—	—	—
Federal Home Loan Bank advances	253,157	3,128	1.65	638,237	10,631	2.22
Subordinated note	41,240	829	2.68	41,240	1,252	4.05

Total interest-bearing liabilities	3,444,602	17,093	0.66	3,597,251	34,625	1.28

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,598,635			1,140,355
Other liabilities	119,393			93,491
Stockholders’ equity	795,883			726,019
Total liabilities and stock-holders’ equity	$5,958,513			$5,557,116

Net interest income		$177,195			$181,731

Net interest spread			3.96%			4.20%

Net interest margin			4.21%			4.60%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances is composed entirely of loan fees.
(3)	Interest income includes loan fees of $16.0 million and $20.7 million for the nine months ended September 30, 2020 and 2019.
(4)	Interest income includes loan fees of $2.4 million and $2.2 million for the nine months ended September 30, 2020 and 2019.
(5)	Interest income includes loan fees of $3.7 million for the nine months ended September 30, 2020.
(6)	Interest income includes loan fees of $2.4 million and $4.0 million for the nine months ended September 30, 2020 and 2019.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 7 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2020
	Compared to
	Nine Months Ended September 30, 2019
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(4,325)	$(369)	$(3,956)
Investment securities, including FHLB stock	(3,088)	668	(3,756)
TRS Easy Advance loans*	504	(1,934)	2,438
Other RPG loans	(5,714)	483	(6,197)
Outstanding Warehouse lines of credit	157	5,546	(5,389)
Paycheck Protection Program loans	6,149	6,149	—
All other Core Bank loans	(15,751)	(5,483)	(10,268)
Net change in interest income	(22,068)	5,060	(27,128)

Interest expense:

Transaction accounts	(3,633)	422	(4,055)
Money market accounts	(4,148)	(170)	(3,978)
Time deposits	262	132	130
Reciprocal money market and time deposits	(610)	513	(1,123)
Brokered deposits	(739)	674	(1,413)
Securities sold under agreements to repurchase and other short-term borrowings	(891)	(131)	(760)
Federal Reserve Paycheck Protection Program Liquidity Facility	153	153	—
Federal Home Loan Bank advances	(7,503)	(5,255)	(2,248)
Subordinated note	(423)	—	(423)
Net change in interest expense	(17,532)	(3,662)	(13,870)

Net change in net interest income	$(4,536)	$8,722	$(13,258)
*	Volume for Easy Advances is based on total loans originated during the period presented.

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

Total Company Provision was $30.8 million for the first nine months of 2020 compared to $24.8 million for the same period in 2019.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2020 was $14.5 million, compared to $3.2 million for the first nine months of 2019. An analysis of the Provision for the first nine months of 2020 compared to the same period in 2019 follows:

●	Related to the Bank’s pass-rated and non-rated loans, the Bank recorded net charges of $14.5 million and $1.2 million to the Provision for the first nine months of 2020 and 2019. For the first nine months of 2020, the Traditional Bank recorded $17.7 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. The Company’s analysis included the following:

o	the pandemic’s impact on national unemployment;
o	an analysis of loans to industries more directly harmed by the pandemic, such as the hospitality industry;
o	the number and amount in loans receiving pandemic related accommodations from the Bank; and,
o	a forecasted rise in vacancy rates for CRE within the Traditional Bank’s market footprint.

Offsetting the increase in the Provision due to the impact of the COVID-19 pandemic was a reduction in the Provision of $3.2 million driven by a $254 million decrease in Traditional Bank non-PPP period-end balances from December 31, 2019 to September 30, 2020.

●	The Bank recorded a net reduction to the Provision of $263,000 for the first nine months of 2020 compared to a net charge to the Provision of $2.0 million during the same period in 2019 related to loans rated Substandard, Special Mention, or PCD. The net reduction during the first nine months of 2020 was driven by a $470,000 recovery recorded upon the payoff of a large CRE relationship that had been partially charged-off in a prior period. The charge during the first nine months of 2019 includes $2.6 million of Provision for two commercial relationships that defaulted during the period.

●	Related to the Bank’s corporate bonds held within its investment securities portfolio, the Bank recorded $296,000 of Provision during the first nine months of 2020, driven by higher PD and LGD assumptions stemming from COVID-19 economic concerns. The Company began provisioning for credit loss for its investment securities in 2020 as part of its adoption of ASC 326; therefore, no similar Provision was recognized during the first nine months of 2019.

As a percentage of total loans, the Traditional Banking ACLL was 1.26% at September 30, 2020 compared to 0.78% at December 31, 2019 and 0.86% at September 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses at September 30, 2020.

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

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $778,000 for the first nine months of 2020 compared to a net charge of $1.3 million for the same period in 2019. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $311 million during the first nine months of 2020 compared to an increase of $505 million during the first nine months of 2019.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% at September 30, 2020, December 31, 2019 and September 30, 2019. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at September 30, 2020.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $15.2 million during the first nine months of 2020 compared to a net charge of $11.8 million for the same period in 2019. Substantially all TRS Provision in both periods was related to its EA product.

TRS’s Provision for EA loan losses was $15.2 million, or 3.93% of its $388 million in EAs originated during the first nine months of 2020, compared to a Provision of $11.2 million, or 2.91% of its $389 million of EAs originated during the first nine months of 2019. The higher net charges to the Provision during the first nine months of 2020 resulted from EA repayment rates from the U.S. Treasury that significantly lagged those during the same period in 2019. Management believes the significant decline in repayment rates from the U.S. Treasury during 2020, particularly during the second quarter, was directly related to the impact of the current COVID-19 pandemic and the resulting delay in tax return processing by the IRS for certain types of tax returns that require further taxpayer communication and verification. With the third quarter EA paydowns, the percent of unpaid EAs to total EAs originated was 3.93% at September 30, 2020. This compares to 2.91% at September 30, 2019, a difference of 102 basis points. By comparison, the unpaid EA percentage was 5.05% at June 30, 2020, compared to 3.45% at June 30, 2019, representing a difference of 160 basis points. With all unpaid EAs having been charged off as of June 30, 2020, any EA payments received during the fourth quarter of 2020 will continue to represent recovery credits directly to income.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 8 below, RCS recorded a charge to the Provision of $251,000 during the first nine months of 2020 compared to a charge to the Provision of $8.6 million for the same period in 2019. The decrease in the Provision was driven by a reduction in both net charge-offs and outstanding balances for RCS’s line-of-credit product, as the Company reduced marketing for RCS’s line-of-credit product in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 7.82% at September 30, 2020, 12.45% at December 31, 2019 and 13.32% at September 30, 2019. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at September 30, 2020.

The following table presents net charges to the RCS Provision by product:

Table 8 — RCS Provision by Product

	Nine Months Ended Sep. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$214	$8,554	$(8,340)	(97)%
Hospital receivables	37	39	(2)	(5)
Total	$251	$8,593	$(8,342)	(97)%

Table 9 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019

ACLL at beginning of period	$43,351	$44,675

Adoption of ASC326	6,734	—

Charge-offs:

Traditional Banking:
Residential real estate	(40)	(474)
Commercial real estate	(270)	(1,407)
Commercial & industrial	(447)	—
Home equity	(14)	(13)
Consumer	(960)	(1,480)
Total Traditional Banking	(1,731)	(3,374)
Warehouse lines of credit	—	—
Total Core Banking	(1,731)	(3,374)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(19,575)	(13,425)
Commercial & industrial	(94)	(371)
Republic Credit Solutions	(5,401)	(9,306)
Total Republic Processing Group	(25,070)	(23,102)
Total charge-offs	(26,801)	(26,476)

Recoveries:

Traditional Banking:
Residential real estate	116	393
Commercial real estate	472	4
Commercial & industrial	124	6
Home equity	108	61
Consumer	399	445
Total Traditional Banking	1,219	909
Warehouse lines of credit	—	—
Total Core Banking	1,219	909

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	4,336	2,103
Commercial & industrial	1	2
Republic Credit Solutions	553	875
Total Republic Processing Group	4,890	2,980
Total recoveries	6,109	3,889

Net loan charge-offs	(20,692)	(22,587)

Provision - Core Banking	15,008	4,433
Provision - RPG	15,490	20,411
Total Provision	30,498	24,844
ACLL at end of period	$59,891	$46,932

Credit Quality Ratios - Total Company:

ACLL to total loans	1.20%	1.01%
ACLL to nonperforming loans	284	226
Net loan charge-offs to average loans	0.58	0.68

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.05%	0.73%
ACLL to nonperforming loans	245	163
Net loan charge-offs to average loans	0.01	0.08

Noninterest Income

Total Company noninterest income increased $14.6 million, or 26%, during the first nine months of 2020 compared to the same period in 2019. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $2.4 million, or 10%, for the first nine months of 2020 compared to the same period in 2019. Service charges on deposit accounts decreased $2.0 million and interchange income decreased $712,000 from the first nine months of 2019 to the same period in 2020. Both decreases largely reflect a change in client savings and spending patterns during the pandemic-driven economic restrictions. In general, during the second quarter of 2020, client spending decreased meaningfully from the same periods in 2019, while client deposit balances increased, thus producing less overdraft activity and less interchange revenue for the Bank. Client spending patterns did begin returning to more normalized levels during the third quarter of 2020, however, management is uncertain at this time if this pattern will continue given the on-going spread of COVID-19 nationally.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2020 and 2019 were $4.1 million and $6.5 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2020 and 2019 were $517,000 and $1.7 million. The Bank suspended its daily overdraft charges during the first quarter of 2020 to cushion the economic blow of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

The Bank recognized a $353,000 net gain on sale of one of its former banking centers during the first nine months of 2020. The now-sold property is located in Tampa, Florida.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $16.9 million, or 241%, during the first nine months of 2020 compared to the same period in 2019. Falling mortgage rates during 2020 drove strong growth in the Company’s consumer refinance activity, particularly within the Company’s relatively new Consumer Direct channel. Overall, the Company originated $548 million of secondary market mortgage loans during the first nine months of 2020 compared to $247 million for the first nine months of 2019.

In addition to the strong mortgage banking origination volume during the first nine months of 2020, the Company’s gain recognized as a percent of total sales increased by approximately 130 basis points from period to period. The stronger gain percentages resulted from favorable market conditions on pricing during the first nine months of 2020. If and when consumer refinance volume begins to slow down in the future, management believes market conditions for pricing will become more competitive and return to a range of 2.0%-3.0%, which is more in-line with historical averages for gains-as-a-percentage-of-loans-sold.

Tax Refund Solutions segment

TRS’s noninterest income increased $106,000 during the first nine months of 2020 compared to the same period in 2019. This increase reflected a $1.3 million increase in prepaid card program fees as a result of the Company’s May 1, 2020 acquisition of $250 million in prepaid card balances offset by a $1.2 million decrease in net RT fees. RTs processed decreased 8% from 2019 to 2020 partially due to delays in RT processing.

Republic Credit Solutions segment

RCS’s noninterest income decreased $93,000, or 2%, during the first nine months of 2020 compared to the same period in 2019 with a $566,000 increase in program fees offset by a $659,000 decrease in other income resulting from a one-time gain recorded on discontinuation of RCS’s credit card product during 2019. As illustrated in Table 10 below, RCS program fees increased primarily from $1.4 million in fees from RCS’s new installment loan product launched in December 2019 partially offset by a $1.0 million reduction in fees for RCS’s line-of-credit product. The Company reduced marketing for RCS’s installment loan and line-of-credit products during 2020 in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

The following table presents RCS program fees by product:

Table 10 — RCS Program Fees by Product

	Nine Months Ended Sep. 30,
(in thousands)	2020	2019	$ Change	% Change
Product:
Line of credit	$2,199	$3,219	$(1,020)	(32)%
Hospital receivables	53	172	(119)	(69)
Installment loans*	1,424	(281)	1,705	NM
Total	$3,676	$3,110	$566	18%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $6.0 million, or 5%, during the first nine months of 2020 compared to the same period in 2019. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $554,000 for the first nine months of 2020 compared to the same period in 2019. The following primarily drove the change in noninterest expense:

●	Salaries and employee benefits expense increased $1.6 million, or 3%, driven primarily by annual merit increases.

●	Data Processing expense increased $1.7 million, or 28%, driven by the Company’s increased investment in technology since September 30, 2019, with a substantial part of this investment related to systems to facilitate processing for PPP clients.

●	Offsetting the above were decreases in Marketing and Development, Interchange, and Travel and Entertainment expenses, with each of these expenses driven downward as a direct result of pandemic-related influences.

Warehouse Lending segment

Noninterest expense at the Warehouse segment increased $1.1 million during the first nine months of 2020 compared to the same period in 2019, primarily due to higher incentive compensation expense recorded during 2020.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased $3.2 million, or 74%, during the first nine months of 2020 compared to the same period in 2019, primarily due to higher mortgage commissions recorded during 2020.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

Table 11 — Loan Portfolio Composition

(in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$885,011	$949,568	$(64,557)	(7)%
Nonowner occupied	256,319	258,803	(2,484)	(1)
Commercial real estate	1,308,867	1,303,000	5,867	0
Construction & land development	142,465	159,702	(17,237)	(11)
Commercial & industrial	337,925	468,209	(130,284)	(28)
Paycheck Protection Program	514,550	—	514,550	NA
Lease financing receivables	11,204	14,040	(2,836)	(20)
Aircraft	87,555	58,941	28,614	49
Home equity	252,839	293,186	(40,347)	(14)
Consumer:
Credit cards	14,373	17,836	(3,463)	(19)
Overdrafts	705	1,522	(817)	(54)
Automobile loans	35,683	52,923	(17,240)	(33)
Other consumer	9,008	18,201	(9,193)	(51)
Total Traditional Banking	3,856,504	3,595,931	260,573	7
Warehouse lines of credit*	1,028,675	717,458	311,217	43
Total Core Banking	4,885,179	4,313,389	571,790	13

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	NA
Other TRS loans	233	14,365	(14,132)	(98)
Republic Credit Solutions	108,962	105,397	3,565	3
Total Republic Processing Group	109,195	119,762	(10,567)	(9)

Total loans**	4,994,374	4,433,151	561,223	13
Allowance for credit losses	(59,891)	(43,351)	(16,540)	38

Total loans, net	$4,934,483	$4,389,800	$544,683	12%

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $561 million, or 13%, during the first nine months of 2020 to $5.0 billion at September 30, 2020. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $261 million, or 7%, from December 31, 2019 to September 30, 2020. The following primarily drove the change in loan balances during the first nine months of 2020:

●	The Bank originated $528 million of PPP loans during 2020, which are reported in Table 11 above net of $13 million in unamortized origination fees.

●	The C&I category decreased $130 million during the first nine months of 2020. The Company’s strategic wind down of its auto dealer floor plan program drove approximately $33 million of this decrease. The remaining decrease reflected paydowns and payoffs of C&I loans during the period. C&I loan production to offset these paydowns has been negatively impacted by pandemic driven credit conditions.

●	The owner-occupied residential real estate and home equity categories decreased $65 million and $29 million. These decreases largely reflect a sharp drop in long-term market interest rates during the first nine months of 2020 that drove an increase in refinance volume for residential mortgages, with much of the refinance activity going into fixed rate products sold on the secondary market.

Regarding the Company’s PPP loans, these loans have a stated maturity of two years, an annualized fixed coupon rate of 1.0% to the client, are 100% guaranteed by the SBA, and 100% forgivable to the client if certain program metrics are met. The Bank earns an origination fee of 1%, 3%, or 5% based on the size of the loan.

Republic carried approximately $13 million in unaccreted PPP loan fees as of September 30, 2020, which it expects to accrete into income over the life of the loans. While no guarantee can be made as to the overall life of these loans, management believes the loans are likely to remain on the Company’s balance sheet less than one year, as it expects the substantial majority of its clients to request forgiveness for their loans at the earliest possible time, presuming these clients achieve the required program metrics.

Warehouse Lending segment

Outstanding Warehouse period end balances increased $311 million from December 31, 2019 to September 30, 2020. A sharp decline in long-term fixed mortgage rates during the first nine months of 2020 drove the increase in Warehouse balances. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 59% during 2019.

Tax Refund Solutions segment

Outstanding TRS loans decreased $14 million from December 31, 2019 to September 30, 2020 primarily reflecting a $14 million reduction in other TRS loans. Other TRS loans at December 31, 2019 were primarily commercial loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by the end of the first quarter of the following year.

Republic Credit Solutions segment

Outstanding RCS loans increased $4 million from December 31, 2019 to September 30, 2020 primarily reflecting a $11 million decrease in outstanding balances for RCS’s line-of-credit product partially offset by a $15 million increase in hospital receivables. As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Allowance for Credit Losses

At September 30, 2020, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

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

The Company’s ACLL increased $17 million from $43 million at December 31, 2019 to $60 million at September 30, 2020. As a percent of total loans, the total Company’s ACLL increased to 1.20% at September 30, 2020 compared to 0.98% at December 31, 2019. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased $20 million to $49 million at September 30, 2020, driven partially by the Company’s January 1, 2020 CECL adoption entry of approximately $7 million and partially by approximately $18 million of reserves for the expected impact of the COVID-19 pandemic, which primarily included the following considerations:

o	the pandemic’s impact on national unemployment;
o	an analysis of loans to industries more directly harmed by the pandemic, such as the hospitality industry;
o	the number and amount in loans receiving pandemic related accommodations from the Bank; and,
o	a forecasted rise in vacancy rates for CRE within the Traditional Bank’s market footprint.

Offsetting the increase in the ACLL due to the pandemic was a reduction in the ACLL of approximately $3 million driven by a $254 million decrease in non-PPP Traditional Bank period-end balances from January 1, 2020 to September 30, 2020.  The Traditional Bank ACLL to total Traditional Bank loans increased 48 basis points to 1.26% when comparing September 30, 2020 to December 31, 2019.

Following the Company’s $51,000 ASC 326 adoption entry on January 1, 2020 establishing an ACLS for its debt securities, the Company increased its ACLS $296,000 during the first nine months of 2020 to $347,000 based on higher PD and LGD expectations on its corporate bond portfolios. These higher PD and LGD expectations generally reflect economic concerns from the COVID-19 pandemic.

Following the Company’s ASC 326 adoption entry on January 1, 2020 for an ACLC on its off-balance sheet credit exposures of $456,000, the Company increased its ACLC $467,000 during the first nine months of 2020 to $923,000 at September 30, 2020. The higher ACLC at September 30, 2020 reflects higher assumed usage rates on outstanding lines and higher assumed loss rates on credit converted balances over their expected lives. The ACLC is recorded on the liability side of the balance sheet, with any provision for loss recorded within other noninterest expense.

Warehouse Lending segment

The Warehouse ACLL increased to approximately $2.6 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing September 30, 2020 to December 31, 2019. As of September 30, 2020, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first nine months of 2020. Warehouse lines are generally short-term, sound quality facilities secured by marketable collateral; therefore, the Company made no adjustment to the Warehouse ACLL upon adoption of CECL.  Additionally, the Company made no ACLL adjustment for Warehouse lines for COVID-19 concerns at September 30, 2020, as its Warehouse clients are experiencing relatively high demand for refinance transactions as borrowers take advantage of the low interest rate environment.

Republic Credit Solutions segment

The RCS ACLL decreased $4 million to $9 million at September 30, 2020 from $13 million at December 31, 2019. The decrease in ACLL was driven by a $11 million decrease in outstanding balances for RCS’s line-of-credit product partially offset by a higher estimated loss rate on this product to account for COVID-19 economic concerns. As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic.

RCS maintained an ACLL for two distinct credit products offered at September 30, 2020, including its line-of-credit product and its healthcare-receivables product. At September 30, 2020, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables product to as high as 49% for its line-of-credit product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Asset Quality

COVID-19 Loan Accommodations

The CARES Act provided several forms of economic relief designed to defray the impact of COVID-19. In April 2020, through its own independent relief efforts and CARES Act provisions, the Company began offering loan accommodations through deferrals and forbearances. These accommodations were generally under three-month terms for commercial clients, with residential and consumer accommodations in line with prevailing regulatory and legal parameters. Loans that received an accommodation were generally not considered troubled debt restructurings by the Company if such loans were not greater than 30 days past due as of December 31, 2019.

The following table presents loan balances under COVID-19 accommodations as of June 30, 2020 and a rollforward of accommodated balances through September 30, 2020. Borrowers needing additional accommodation typically receive an additional three-month deferral or forbearance period, but may receive other forms of accommodation based on facts and circumstances.

Table 12 — Rollforward of COVID-19 Loan Accommodations

	Jun. 30, 2020	Three Months Ended Sep. 30, 2020			Sep. 30, 2020 COVID-19 Accommodations

	COVID-19	Additional	(Payments) Draws Made		Out of Accommodation		Still under Accommodation
(in thousands)	Accm.*	Accm.	Net (Pay)/Draw	(Payoffs)	Current	Past Due**	Single Accm.	Multiple Accm.

Traditional Banking:
Residential real estate:
Owner occupied	$51,570	$6,780	$(525)	$(3,751)	$45,761	$51	$1,804	$6,458
Nonowner occupied	58,754	—	(667)	(536)	57,551	—	—	—
Commercial real estate	491,314	3,567	(5,840)	(15,939)	467,447	2,739	457	2,459
Commercial & industrial	141,720	—	(7,438)	(3,842)	118,784	12	—	11,644
Construction & land development	28,927	—	486	(9,214)	20,199	—	—	—
Lease financing receivables	2,443	—	409	—	2,852	—	—	—
Aircraft	3,215	—	—	(171)	3,044	—	—	—
Home equity	13,776	627	(173)	(2,835)	11,173	—	187	35
Consumer	1,463	58	(134)	(58)	1,239	—	41	49
Total Traditional Banking	$793,182	$11,032	$(13,882)	$(36,346)	$728,050	$2,802	$2,489	$20,645

*Accm.= Accommodation(s)

**Loans 30-days-or-more past due on their contractual payments following exit from their accommodation period.

While less than 1% of accommodated balances out of their accommodation period were contractually past due as of September 30, 2020, the ultimate impact of the above accommodated loan balances on the Company’s Classified, Special Mention, nonperforming, and delinquent loans is currently uncertain. When evaluating its borrowers for further accommodation, the Bank considers prudent options based on the borrower’s credit risk; applicable federal and state laws and regulations, including COVID-related accommodations provided by the CARES Act and states and localities; and the Bank’s ability to ease cash flow pressures on the affected borrowers while improving the Bank’s likelihood of collection on its loans. If enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s Classified, Special Mention, nonperforming, and delinquent loans would substantially increase and negatively impact the Company’s overall operating performance.

As of September 30, 2020, 80% of the Traditional Banking segment’s loans granted COVID-19 accommodations during 2020 were either within the CRE or C&I categories. Table 13 below presents by industry CRE and C&I loans that received COVID-19 accommodations during 2020, with balances as of September 30, 2020:

Table 13 — Traditional Bank Commercial Real Estate and Commercial & Industrial Loans Granted COVID-19 Accommodations by Industry

September 30, 2020 (dollars in thousands)	Total CRE & C&I	% Concentration

Industry:
Lessors of Nonresidential Buildings (except Miniwarehouses)	$176,510	29%
Hotels (except Casino Hotels) and Motels	66,102	11
Lessors of Residential Buildings and Dwellings	53,601	9
Limited-Service Restaurants	42,207	7
Full-Service Restaurants	38,058	6
Offices of Physicians (except Mental Health Specialists)	37,945	6
Fitness and Recreational Sports Centers	28,797	5
Offices of Dentists	13,428	2
Sports Teams and Clubs	11,644	2
Religious Organizations	11,473	2
Car Washes	9,878	2
Golf Courses and Country Clubs	6,498	1
General Freight Trucking, Long-Distance, Truckload	6,116	1
Public Relations Agencies	5,715	1
Child Day Care Services	4,557	1
All other industries	91,013	15
Total CRE and C&I	$603,542	100%

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI/PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCI/PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $1 million during the first nine months of 2020. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s Classified and Special Mention loans is currently uncertain.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 14 — Classified and Special Mention Loans

(in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	34,066	33,297	769	2
PCI/PCD* - Substandard	1,944	1,289	655	51
Total Classified Loans	36,010	34,586	1,424	4

Special Mention	19,432	21,754	(2,322)	(11)
PCI/PCD* - Special Mention	918	797	121	15
Total Special Mention Loans	20,350	22,551	(2,201)	(10)

Total Classified and Special Mention Loans	$56,360	$57,137	$(777)	(1)%
*

The Bank’s PCI loans at December 31, 2019 were reclassified to PCD loans on January 1, 2020 in connection with the Company’s adoption of ASC 326. See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements” for additional discussion regarding the Company’s adoption of ASC 326.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $6 million and $10 million at September 30, 2020 and December 31, 2019.

Nonperforming loans to total loans decreased to 0.42% at September 30, 2020 from 0.53% at December 31, 2019, as the total balance of nonperforming loans decreased by $2 million, or 10%, while total loans increased $561 million, or 13%, during the first nine months of 2020. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s nonperforming loans is currently uncertain.

Table 15 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	September 30, 2020	December 31, 2019

Loans on nonaccrual status*	$20,910	$23,332
Loans past due 90-days-or-more and still on accrual**	175	157
Total nonperforming loans	21,085	23,489
Other real estate owned	2,056	113
Total nonperforming assets	$23,141	$23,602

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.42%	0.53%
Nonperforming assets to total loans (including OREO)	0.46	0.53
Nonperforming assets to total assets	0.37	0.42

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.43%	0.54%
Nonperforming assets to total loans (including OREO)	0.47	0.54
Nonperforming assets to total assets	0.39	0.43
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 16 — Nonperforming Loan Composition

	September 30, 2020		December 31, 2019
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$14,682	1.66%	$12,220	1.29%
Nonowner occupied	116	0.05	623	0.24
Commercial real estate	3,206	0.24	6,865	0.53
Construction & land development	—	—	143	0.09
Commercial & industrial	522	0.15	1,424	0.30
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	2,210	0.87	1,865	0.64
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	161	0.45	179	0.34
Other consumer	13	0.14	13	0.07
Total Traditional Banking	20,910	0.54	23,332	0.65
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,910	0.43	23,332	0.54

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	140	60.09	53	0.37
Republic Credit Solutions	35	0.03	104	0.10
Total Republic Processing Group	175	0.16	157	0.13

Total nonperforming loans	$21,085	0.42%	$23,489	0.53%

Table 17 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	145	$5,314	29	$5,554	4	$3,814	178	$14,682
Nonowner occupied	3	116	—	—	—	—	3	116
Commercial real estate	2	45	3	819	1	2,342	6	3,206
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	57	1	465	—	—	3	522
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	27	919	6	1,291	—	—	33	2,210
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	14	161	—	—	—	—	14	161
Other consumer	7	13	—	—	—	—	7	13
Total Traditional Banking	200	6,625	39	8,129	5	6,156	244	20,910
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	200	6,625	39	8,129	5	6,156	244	20,910

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	140	—	—	—	—	NM	140
Republic Credit Solutions	NM	35	—	—	—	—	NM	35
Total Republic Processing Group	NM	175	—	—	—	—	NM	175

Total	200	$6,800	39	$8,129	5	$6,156	244	$21,085

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	137	$5,005	24	$4,525	3	$2,690	164	$12,220
Nonowner occupied	3	84	—	—	1	539	4	623
Commercial real estate	2	45	2	609	4	6,211	8	6,865
Construction & land development	—	—	1	143	—	—	1	143
Commercial & industrial	—	—	2	397	1	1,027	3	1,424
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	23	795	5	1,070	—	—	28	1,865
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	13	179	—	—	—	—	13	179
Other consumer	7	13	—	—	—	—	7	13
Total Traditional Banking	185	6,121	34	6,744	9	10,467	228	23,332
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	185	6,121	34	6,744	9	10,467	228	23,332

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	53	—	—	—	—	NM	53
Republic Credit Solutions	NM	104	—	—	—	—	NM	104
Total Republic Processing Group	NM	157	—	—	—	—	NM	157

Total	185	$6,278	34	$6,744	9	$10,467	228	$23,489

Table 18 — Rollforward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Nonperforming loans at the beginning of the period	$20,419	$19,403	$23,489	$16,138
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	3,721	4,441	8,169	9,955
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,251)	(864)	(5,932)	(4,257)
Principal balance paydowns of loans nonperforming at both period ends	(360)	(2,240)	(4,660)	(1,117)
Net change in principal balance of other loans nonperforming at both period ends*	(444)	9	19	30

Nonperforming loans at the end of the period	$21,085	$20,749	$21,085	$20,749
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 19 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Loans charged off	$—	$(70)	$(2)	$(427)
Loans transferred to OREO	—	(18)	(2,109)	(1,230)
Loans refinanced at other institutions	(1,917)	(594)	(2,870)	(2,515)
Loans returned to accrual status	(334)	(182)	(951)	(85)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,251)	$(864)	$(5,932)	$(4,257)

Based on the Bank’s review at September 30, 2020, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.35% at September 30, 2020, from 0.47% at December 31, 2019, primarily due to a $4 million, or 18%, decrease in delinquent loans and a $561 million, or 13%, increase in total loans during the first nine months of 2020.

Core Bank delinquent loans to total Core Bank loans decreased to 0.23% at September 30, 2020 from 0.30% at December 31, 2019. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2020 and December 31, 2019 were on nonaccrual status. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s delinquent loans is currently uncertain.

Table 20 — Delinquent Loan Composition*

	September 30, 2020		December 31, 2019
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$3,494	0.39%	$4,434	0.47%
Nonowner occupied	—	—	539	0.21
Commercial real estate	5,617	0.43	3,300	0.25
Construction & land development	—	—	—	—
Commercial & industrial	488	0.14	1,355	0.29
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,096	0.43	2,918	1.00
Consumer:
Credit cards	125	0.87	155	0.87
Overdrafts	141	20.00	283	18.59
Automobile loans	94	0.26	49	0.09
Other consumer	14	0.16	9	0.05
Total Traditional Banking	11,069	0.29	13,042	0.36
Warehouse lines of credit	—	—	—	—
Total Core Banking	11,069	0.23	13,042	0.30

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	140	60.09	119	0.83
Republic Credit Solutions	5,844	5.36	7,643	7.25
Total Republic Processing Group	5,984	5.48	7,762	6.48

Total delinquent loans	$17,053	0.34%	$20,804	0.47%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 21 — Rollforward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Delinquent loans at the beginning of the period	$14,046	$19,326	$20,804	$15,962
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	6,093	5,608	7,817	10,120
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(2,205)	(2,674)	(8,488)	(5,292)
Principal balance paydowns of loans delinquent at both period ends	(788)	(1,930)	(2,977)	(251)
Net change in principal balance of other loans delinquent at both period ends*	(93)	42	(103)	(167)
Delinquent loans at the end of period	$17,053	$20,372	$17,053	$20,372
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 22 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Loans charged off	$—	$(89)	$(3)	$(429)
Loans transferred to OREO	—	(18)	(2,109)	(1,258)
Loans refinanced at other institutions	(1,189)	(865)	(3,856)	(1,803)
Loans paid current	(1,016)	(1,702)	(2,520)	(1,802)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(2,205)	$(2,674)	$(8,488)	$(5,292)

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

Table 23 — Collateral-Dependent Loans and Troubled Debt Restructurings

(in thousands)	September 30, 2020	December 31, 2019

Cashflow-dependent TDRs	$11,873	$14,348
Collateral-dependent TDRs	12,295	16,433
Total TDRs	24,168	30,781
Collateral dependent loans (which are not TDRs)	22,490	19,569
Total recorded investment in TDRs and collateral-dependent loans	$46,658	$50,350

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 24 — Deposit Composition

(in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change

Core Bank:
Demand	$1,148,683	$922,972	$225,711	24%
Money market accounts	723,798	793,950	(70,152)	(9)
Savings	220,106	175,588	44,518	25
Individual retirement accounts (1)	50,348	51,548	(1,200)	(2)
Time deposits, $250 and over (1)	99,972	104,412	(4,440)	(4)
Other certificates of deposit (1)	231,586	248,161	(16,575)	(7)
Reciprocal money market and time deposits (1)	291,077	189,774	101,303	53
Brokered deposits (1)	345,533	200,072	145,461	73
Total Core Bank interest-bearing deposits	3,111,103	2,686,477	424,626	16
Total Core Bank noninterest-bearing deposits	1,496,111	981,164	514,947	52
Total Core Bank deposits	4,607,214	3,667,641	939,573	26

Republic Processing Group:
Money market accounts	4,808	66,152	(61,344)	(93)
Total RPG interest-bearing deposits	4,808	66,152	(61,344)	(93)

Brokered prepaid card deposits	237,514	9,128	228,386	2,502
Other noninterest-bearing deposits	142,793	43,087	99,706	231
Total RPG noninterest-bearing deposits	380,307	52,215	328,092	628
Total RPG deposits	385,115	118,367	266,748	225

Total deposits	$4,992,329	$3,786,008	$1,206,321	32%
(1)	Includes time deposits.

Total Company deposits increased $1.2 billion, or 32%, from December 31, 2019 to $5.0 billion at September 30, 2020.

Total Company noninterest-bearing deposits increased $843 million, or 82%, with the following primarily driving growth:

●	Management believes much of the growth in noninterest-bearing deposits at the Traditional Bank was a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

●	RPG noninterest-bearing deposits increased $328 million during the first nine months of 2020, with growth driven by the Company’s May 1, 2020 assumption of approximately $250 million of prepaid card balances from another financial institution. The prepaid card deposit balances acquired in May 2020, have ranged from a low of $238 million to a high of $266 million since their assumption, with an average of $253 million since May 1, 2020.

Total Company interest-bearing deposits increased approximately $363 million for the first nine months of 2020, with the following primarily driving growth:

●	The Traditional Bank had acquired $225 million of additional overnight brokered deposits as of September 30, 2020 as a result of their favorable costs compared to overnight borrowings from the FHLB. The weighted average cost of these deposits at September 30, 2020 was 0.09% compared to 0.17% for an overnight borrowing from the FHLB.

●	Similar to growth in noninterest-bearing deposits, management believes much of the remaining growth in interest-bearing deposits at the Traditional Bank was a flight to safety brought about by the COVID-19 pandemic.

●	Offsetting the positive drivers above was a $60 million decline in MemoryBank’s online money market accounts to rate-sensitive clients, as the Bank significantly lowered its pricing during the period due to correspond with the overall decline in market interest rates.

●	In addition to the decline in MemoryBank balances, the Bank also had a $37 million deposit outflow from one money-market client. At this time, management does not anticipate this large deposit will be replaced by this particular client in the foreseeable future.

●	RPG interest-bearing deposits decreased $63 million due to the exit of short-term seasonal funding used by the TRS segment during the first quarter of 2020.

Federal Reserve Paycheck Protection Program Lending Facility

Under the PPPLF program, the Bank can fully fund its PPP loans on a dollar-for-dollar basis at a borrowing rate of 0.35%, with the Bank’s PPP loans serving as collateral for its PPPLF borrowings. PPPLF borrowings mature as the underlying PPP loans mature, generally within two to five years. The Bank began participating in the Federal Reserve’s PPPLF on April 24, 2020, with $169 million of funds initially borrowed. The Bank paid these borrowings down to $0 during the third quarter of 2020 due to its excess liquidity position and its ability to borrow funds from the FHLB at a lower cost, if needed.

Federal Home Loan Bank Advances

As the overall increase in deposits outpaced the overall increase in interest-earning assets for the first nine months of 2020, FHLB advances declined by $618 million from December 31, 2019 to September 30, 2020. The Bank held $25 million in overnight advances at a rate of 0.17% at September 30, 2020, compared to $200 million in overnight advances at a rate of 1.63% at December 31, 2019. The usage of overnight FHLB advances is expected to continue to fluctuate based on the overall usage rates for the Bank’s warehouse lines of credit, which are also tied to short-term repricing indices, as well as current favorable deposit gathering trends.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 107% at September 30, 2020 and 126% at December 31, 2019. At September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents on-hand of $342 million and $385 million. The Bank also had available borrowing capacity of $692 million and $259 million from the FHLB at September 30, 2020 and December 31, 2019. In addition, the Bank’s liquidity resources included unencumbered debt securities of $375 million and $304 million as of September 30, 2020 and December 31, 2019 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2020 and December 31, 2019, these pledged investment securities had a fair value of $230 million and $230 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2020, the Bank had approximately $1.5 billion in deposits from 222 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $663 million, or 13%, of the Company’s total deposit balances at September 30, 2020. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Due to its historical success of growing loans and its overall use of non-core funding sources, the Bank has approached and, periodically during each quarter, has fallen short of its Board-approved minimum internal policy limits for liquidity management. Most recently, the Bank has experienced a significant increase in its outstanding Warehouse line-of-credit balances. Because management deems this increase in Warehouse balances to not be long-term in nature and the Bank is asset sensitive for its interest rate risk position, it has elected to utilize overnight sources in order to fund these outstanding balances. While the Bank was in compliance with all Board-approved liquidity policies as of September 30, 2020, it was not always within policy parameters for each day of the quarter. The Bank will likely continue to maintain its liquidity levels near the Bank’s Board-approved minimums for the foreseeable future.

In addition to its typical operations which impacts liquidity, the COVID-19 pandemic could create both substantially positive and negative impacts to the Bank’s liquidity over the short-term and long-term. The overall impact to Bank’s liquidity over the long-term will likely depend heavily on the length and breadth of the COVID-19 effect on the economy.

A near-term positive to the Bank’s liquidity is the apparent flight to safety by its clients and the increase in the Bank’s deposit balances. Management is uncertain as to how long these deposit balances might stay in the Bank, however, a protracted negative impact to the economy could put a financial strain on the Banks’ clients requiring them to drawdown their deposit funds in order to meet their own liquidity demands.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1 “Financial Statements”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Part II Item 1A “Risk Factors”

Capital

Total stockholders’ equity increased from $764 million at December 31, 2019 to $810 million at September 30, 2020. The increase in stockholders’ equity was primarily attributable to net income earned during 2019 reduced by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2020, RB&T could, without prior approval, declare dividends of approximately $169 million.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.36% at September 30, 2020 compared to 13.16% at December 31, 2019. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

Table 25 — Capital Ratios (1)

	As of September 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$883,336	17.98%	$825,987	17.01%
Republic Bank & Trust Company	780,475	15.91	723,248	14.91

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$791,815	16.12%	$742,636	15.29%
Republic Bank & Trust Company	728,954	14.86	679,897	14.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$831,815	16.94%	$782,636	16.11%
Republic Bank & Trust Company	728,954	14.86	679,897	14.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$831,815	13.56%	$782,636	13.93%
Republic Bank & Trust Company	728,954	11.90	679,897	12.11

(1)	The Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 14 basis points lower than those presented in the table above as of September 30, 2020.

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

As of September 30, 2020, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2020 and ending September 30, 2021 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 26 — Bank Interest Rate Sensitivity

	Change in Rates
	(100)	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at September 30, 2020	3.0%	(6.5)%	(11.1)%	(12.3)%	(7.8)%
% Change from base net interest income at December 31, 2019	(4.3)%	0.9%	1.6%	1.9%	2.5%

The Bank’s dynamic simulation model run for September 2020 projected a decrease in the Bank’s net interest income plus secondary market loan fees for all Up-rate scenarios, with an increase in the Down-100 scenario. The projections as of December 2019 reflected a decrease in the Down-100 scenario and an increase in all Up-rate scenarios. As compared to December 2019, the deterioration in the Up-rate scenarios for September 2020 was generally due to the impact of an expected reduction in secondary market loan fees as interest rates rise from their current historic lows. The improvement in the Down-100 scenario is primarily related to the number of loans that have reached or are expected to reach their interest rate floors, and therefore not subject to further rate reductions. Additionally, the improvement in the Down-100 scenario was due to an estimated rise in secondary market loan fees in a falling rate environment.

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

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019)” and RESULTS OF OPERATIONS (Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019).”

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

The COVID-19 pandemic and the public’s response to this pandemic present unique risks to the Company’s operations and the markets it serves. The Company’s operations and the markets it serves have been and will continue to be significantly impacted by the COVID-19 pandemic and the public’s response to this pandemic. The following are relevant to the Company and its operations:

●	Adverse Economic Conditions – COVID-19 has led to a curtailment or suspension of social and economic activity in many areas of the U.S., including areas where the Bank operates. The length and breadth of these negative economic conditions is currently unknown. These conditions are expected to continue to have a significant negative impact on the Bank’s ability and willingness to offer its traditional loan products. Instead of the Bank’s traditional products, government-backed financial products, such as the SBA’s PPP, have been and may continue to be a strong focus of the Bank’s operations in the near term. Government-backed products may be substantially less profitable than the Bank’s traditional products. Additionally, these economic conditions may lead to the impairment of the Company’s intangible assets, including its goodwill and MSRs.

●	Loan and Credit Losses – COVID-19 has led to economic restrictions on businesses deemed non-essential by various jurisdictions, with many businesses ceasing or substantially reducing operations. Employees for many businesses have been and may continue to be furloughed or laid off. The Bank’s credit delinquencies and losses may rise steeply due to these events. Specifically, concentrations of credit in certain markets and in certain industries currently are and may continue to be more susceptible to delinquency and loss.

o	Geographic Concentrations – COVID-19 has impacted certain areas of the U.S. harder than others. The Company’s market footprint is primarily in Kentucky, Florida, Ohio, Tennessee, and Indiana. These areas may be more susceptible to economic hardship in the near term.

o	Industry Concentrations – The Bank lends to clients in industries that have been deemed “non-essential” or that have had their business models upended by the pandemic. Further economic damage to these clients may leave them unable to repay their debt with the Bank.

o	Warehouse Lending – Through its Warehouse Lending segment, the Bank maintains a significant concentration of loans in the form of short-term, revolving credit facilities to mortgage bankers across the U.S. The Bank’s Warehouse Lending clients may face increased stress on their liquidity and overall financial condition due to their mortgage-servicing obligations. Such increased stress may lead to default on their underlying credit facility with the Bank.

o	Borrower Accommodations – In response to the pandemic, the Bank had suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions. The Bank has also granted fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business, and personal loan clients. Future governmental actions may require these and other types of customer relief. Also, if enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s delinquent and nonperforming loans would substantially increase and negatively impact the Company’s overall operating performance.

o	Accrued Interest on Accommodated Loans – If previously accommodated loans become delinquent after exiting their accommodation period, the Bank may place these loans into nonaccrual status sooner than the Bank’s current 80-day delinquency threshold for such action. In lieu of accelerating nonaccrual status for previously accommodated loans that become delinquent, the Bank may create an ACL for interest receivable on these loans. The acceleration of a significant volume of loans into nonaccrual status or a substantial provision for the uncollectability of interest receivable would negatively impact the Company’s overall financial performance.

●	Reliance on Forecasted Information – The Company’s model for estimating credit losses relies on forecasted economic projections. Such projections could be materially inaccurate, with different projections leading to a material adverse impact on the Company’s financial position and results of operations.

●	Capital and Liquidity – A prolonged period of economic stress leading to increased borrower defaults and corresponding servicing obligations could substantially weaken the Company’s capital and liquidity. As a result, the Company may lose access to capital markets and may need to suspend paying dividends.

●	Interconnectedness of Financial Institutions – The Company depends on other financial institutions. Negative events or publicity for other financial institutions may flow to the Bank due the interconnectedness of the financial industry.

●	Governmental Restrictions on Operations – Certain loan collection efforts, such as loan foreclosures, have been and may continue to be prohibited by legal or regulatory bodies.

●	Real Estate Market and Real Estate Lending – The COVID-19 pandemic may lead to a drop in real estate values and reduced demand for commercial and residential real estate.

●	Ability of Key Personnel to Perform Their Duties – Key Company personnel may be personally and directly impacted by COVID-19 and may be unable to perform their duties.

●	Cybersecurity – The Company and its third-party service providers have been and may continue to be subject to a heightened risk of cyber attacks due to the number of employees working remotely.

●	Consumer Behavior – Consumers may behave differently in the aftermath of the pandemic, placing less value on face-to-face interaction. The Bank is a community bank that places high value on personal connection.

●	Reliance on Third Parties – The Company’s third-party service providers may be unable to meet their service level commitments to the Company.

●	Negative Interest Rates – There has been speculation regarding the COVID-19 conditions leading to negative interest rates in the U.S. The Bank has not traditionally modeled the impact of negative interest rates and this condition would be substantially negative to the Company’s financial performance.

●	Stock Price Fluctuations – The Company has and could continue to experience higher than historical volatility in its stock price as a direct result of COVID-19 driven economic conditions.

●	Business Interruption Insurance – Business interruption insurance may fail to cover material COVID-19 related costs of the Company.

●	Increased Litigation Risk – The Bank may experience an increase in litigation stemming from the COVID-19 pandemic.

●	Company Reputation – The Company and the Bank’s reputation could be negatively impacted by the public’s perception of how the Company and Bank have operated during the pandemic.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2020 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	—	$—	—	87,423

The Company repurchased no shares during the third quarter of 2020. In connection with employee stock awards, there were 2,708 shares withheld upon exercise of stock options to cover withholding taxes and the exercise price. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2020, the Company had 87,423 shares that could be repurchased under its current share repurchase programs.

During the third quarter of 2020, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1

Master Office Lease between Republic Bank & Trust Company and Makbe LLC, dated August 1, 2020, relating to property at 601 West Market Street (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2020 (Commission File Number 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Nine months Ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 6, 2020	/s/ Steven E. Trager
By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: November 6, 2020	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer