Form 10-K
period 2020-12-31
REPUBLIC BANCORP INC /KY/
filed 2021-02-26
CIK 921557

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ◻ Yes ⌧ No

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes ⌧ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $321,802,869 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 19, 2021 was 18,665,370 and 2,198,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2021 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-K. You may find it helpful to refer to this page as you read this report.

Term	Definition	Term	Definition	Term	Definition

ACH	Automated Clearing House	EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OFAC	Office of Foreign Assets Control
ACL	Allowance for Credit Losses	Economic Aid Act	The Economic Aid to Hard Hit Small Business, Not for Profits and Venues Act	OREO	Other Real Estate Owned
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	EFTA	Electronic Fund Transfers Act	Patriot Act	U.S. Patriot Act
ACLL	Allowance for Credit Losses on Loans	EITC	Earned Income Tax Credit	PCD	Purchased Credit Deteriorated
ACLS	Allowance for Credit Losses on Securities	ESPP	Employee Stock Purchase Plan	PCI	Purchased Credit Impaired
AFS	Available for Sale	EVP	Executive Vice President	PCI-1	PCI - Group 1
Allowance	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	PCI-Sub	PCI - Substandard
AML	Anti-Money Laundering	FCRA	Fair Credit Reporting Act	PD	Probability of Default
AOCI	Accumulated Other Comprehensive Income	FDIA	Federal Deposit Insurance Act	PPP	Paycheck Protection Program
ARM	Adjustable Rate Mortgage	FDICIA	Federal Deposit Insurance Corporation Improvement Act	Prime	The Wall Street Journal Prime Interest Rate
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	Provision	Provision for Expected Credit Loss Expense
ASU	Accounting Standards Update	FHA	Federal Housing Administration	PSU	Performance Stock Unit
ATM	Automated Teller Machine	FHC	Financial Holding Company	R&D	Research and Development
ATR	Ability to Repay	FHLB	Federal Home Loan Bank	RB&T / the Bank	Republic Bank & Trust Company
Basic EPS	Basic earnings per Class A Common Share	FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac	RBCT	Republic Bancorp Capital Trust
BHC	Bank Holding Company	FICO	Fair Isaac Corporation	RCS	Republic Credit Solutions
BHCA	Bank Holding Company Act	FNMA	Federal National Mortgage Association or Fannie Mae	Republic / the Company	Republic Bancorp, Inc.
BOLI	Bank Owned Life Insurance	FOMC	Federal Open Market Committee	RESPA	Real Estate Settlement Procedures Act
BPO	Brokered Price Opinion	FRA	Federal Reserve Act	ROA	Return on Average Assets
BSA	Bank Secrecy Act	FRB	Federal Reserve Bank	ROE	Return on Average Equity
C&D	Construction and Development	FTE	Full Time Equivalent	RPG	Republic Processing Group
C&I	Commercial and Industrial	FTP	Funds Transfer Pricing	RPS	Republic Payment Solutions
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009	GAAP	Generally Accepted Accounting Principles in the United States	RT	Refund Transfer
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	GLBA	Gramm-Leach-Bliley Act	S&P	Standard and Poor's
CCAD	Commercial Credit Administration Department	HEAL	Home Equity Amortizing Loan	SAB	SEC Staff Accounting Bulletin
CDI	Core Deposit Intangible	HELOC	Home Equity Line of Credit	SAC	Special Asset Committee
CEO	Chief Executive Officer	HMDA	Home Mortgage Disclosure Act	SBA	Small Business Administration
CFO	Chief Financial Officer	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CFPB	Consumer Financial Protection Bureau	IRS	Internal Revenue Service	SERP	Supplemental Executive Retirement Plan
CFTC	Commodity Futures Trading Commission	ITM	Interactive Teller Machine	SSUAR	Securities Sold Under Agreements to Repurchase
CMO	Collateralized Mortgage Obligation	KDFI	Kentucky Department of Financial Institutions	SVP	Senior Vice President
CMT	Constant Maturity Treasury Index	LGD	Loss Given Default	TCJA	2017 Tax Cuts and Jobs Act
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LIBOR	London Interbank Offered Rate	TDR	Troubled Debt Restructuring
COVID-19	Coronavirus Disease of 2019	LPO	Loan Production Office	The Captive	Republic Insurance Services, Inc.
CRA	Community Reinvestment Act	LTV	Loan to Value	TILA	Truth in Lending Act
CRE	Commercial Real Estate	MBS	Mortgage Backed Securities	TPS	Trust Preferred Securities
DIF	Deposit Insurance Fund	MPP	Mortgage Purchase Program	TRS	Tax Refund Solutions
Diluted EPS	Diluted earnings per Class A Common Share	MSRs	Mortgage Servicing Rights	TRUP	TPS Investment
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	NA	Not Applicable	USDA	U.S. Department of Agriculture
DTA	Deferred Tax Assets	NASDAQ	NASDAQ Global Select Market®	VA	U.S. Department of Veterans Affairs
DTL	Deferred Tax Liabilities	NM	Not Meaningful	Warehouse	Warehouse Lending
EA	Easy Advance	OCI	Other Comprehensive Income

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID-19 pandemic on Company’s operations and credit losses;
●	the ability of borrowers who received COVID-19 loan accommodations to resume repaying their loans upon maturity of such accommodations;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions; the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations as well as the overall steepness of the U.S. Treasury yield curve;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	inflation;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;

●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

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

As of December 31, 2020, Republic had 42 full-service banking centers with locations as follows:

●	Kentucky — 28
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 3
●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Metropolitan Tampa, Florida — 7
●	Metropolitan Cincinnati, Ohio — 2
●	Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2020, Republic had total assets of $6.2 billion, total deposits of $4.7 billion, and total stockholders’ equity of $823 million. Based on total assets as of December 31, 2020, Republic ranked as the largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

(I)  Traditional Banking segment

As of December 31, 2020 and through the date of this filing, generally all Traditional Banking products and services, except for a selection of deposit products offered through the Bank’s separately branded national branchless banking platform, MemoryBank, were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its online Consumer Direct channel, the Bank originates single-family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner-occupied, residential real estate properties. For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through the Consumer Direct channel are generally secured by owner occupied collateral located outside of the Bank’s market footprint.

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

Single-family, first-lien residential real estate loans with fixed-rate periods of 15, 20, and 30 years are primarily sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained. Loans sold into the secondary market, along with their corresponding MSRs, are included as a component of the Company’s Mortgage Banking segment, as discussed elsewhere in this filing. The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat net interest margin compression. Any such loans retained on the Company’s balance sheet would be reported as a component of the Traditional Banking segment.

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

In general, commercial lending credit approvals and processing are prepared and underwritten through the Bank’s CCAD. Clients are generally located within the Bank’s market footprint or in areas nearby the market footprint.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a focus on C&I lending, and owner-occupied and nonowner-occupied CRE lending. The targeted C&I credit size for client relationships is typically between $1 million to $10 million, with higher targets, $10 million to $20 million for large Corporate Banking borrowers of higher credit quality.

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

The Bank is an SBA Preferred Lending Partner, which allows the Bank to underwrite and approve its own SBA loans in an expedited manner. An experienced veteran lender oversees the Bank’s SBA Department. The Bank makes loans to borrowers generally up to $1.5 million under the SBA “7A Program,” as well as utilize the “504 Program” for owner-occupied CRE opportunities. The Bank’s goal is to expand its SBA platform over time and support the opportunities that arise within its markets. The Bank’s lenders utilize all appropriate programs of the SBA to reduce credit risk exposure. During 2020, the Bank provided pandemic-related assistance to over 3,700 borrowers through $528 million in SBA PPP loans.

The Economic Aid Act was enacted in December 2020 in further response to the COVID-19 pandemic. Among other things, the Economic Aid Act provides relief to borrowers to access additional credit through the SBA's PPP program. The Bank began actively participating in the new program during the first quarter of 2021.

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

Aircraft Lending — In October 2017, the Bank created an Aircraft Lending division. The initial loan size offered was up to $500,000. In 2019, the Bank increased the opportunity to finance up to $1.0 million and in mid-2020 the Bank raised its opportunity to finance, once again, up to $2.0 million. In 2020, the Bank’s aircraft portfolio surpassed $100 million. Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades. Loans range between $55,000 and $2,000,000 in size and have terms up to 20 years. The aircraft loan program is open to all states, except for Alaska and Hawaii.

The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of credit worthiness for approval.

See additional discussion regarding Lending Activities under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

The Bank’s other Traditional Banking activities generally consist of the following:

MemoryBank — MemoryBank, a national branchless banking platform, is a separately branded division of the Bank, which, from a marketing perspective, focuses on technologically savvy clients that prefer to carry larger balances in highly liquid interest-bearing bank accounts. MemoryBank products are offered through its website, www.mymemorybank.com. MemoryBank was not actively marketed during 2020.

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

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority. Provision on EAs is estimated when advances are made, with Provision for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

See additional discussion regarding the EA product under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

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

See additional discussion regarding the TRS segment under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 25 “Segment Information”

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

●	RCS installment loan products – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans, and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

See additional discussion regarding the RCS segment under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 25 “Segment Information”

Employees and Human Capital Resources

As of December 31, 2020, Republic had 1,094 FTE employees. Altogether, Republic had 1,083 full-time and 21 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that it has had and continues to have good employee relations.

Employee retention helps the Company operate efficiently and effectively. Management promotes its core values through prioritizing concern for employees’ well-being, supporting employees’ career goals, offering competitive wages, and providing valuable fringe benefits. In addition, Bank employees may become stockholders of the Company through participation in its Employee Stock Purchase Plan and its 401(k) retirement plan, which offers a Company stock investment option.

The Company actively encourages and supports the growth and development of its employees. Management generally seeks to fill positions by promotion and transfer from within the organization, whenever practical. Career development is advanced through ongoing mentoring and development programs, as well as internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to the financial services industry and in compliance with the Internal Revenue Code.

The safety, health and wellness of Republic’s employees is considered a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of its employees, the Company was able to transition, over a short period of time, the substantial majority of its non-customer-facing employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer-facing activities at banking and operational centers. All employees have been asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, the Company promotes the health and wellness of its employees by encouraging work-life balance, offering flexible work schedules, and striving to keep the employee portion of health care premiums competitive with local competition. Additionally, Republic strives to clearly and frequently communicate expectations that all employee conduct must adhere to the highest ethical standards encompassed by its corporate values, including through town hall meetings and senior leadership messages.

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

The primary factors in competing for bank products are convenient locations, ATMs, ITMs, flexible hours, deposit interest rates, services, internet banking, mobile banking, range of lending services offered, and lending fees. Additionally, the COVID-19 pandemic has created additional competitive demands, such as providing remote-only service. The Bank believes that an emphasis on highly personalized service tailored to individual client needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Bank’s ability to compete successfully in its market footprint.

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

Affiliate Transaction Restrictions — Transactions between the Bank and its affiliates, and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the bank or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors, and principal stockholders and each of their related interests. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

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

Consumer Laws and Regulations —The Bank is subject to a number of federal and state consumer protection laws, including, but not limited to, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Military Lending Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, and these laws’ respective state-law counterparts, among many others. As discussed in more detail below, the Bank also complies with fair lending and privacy laws. Banks as well as nonbanks are subject to any rule, regulation or guideline created by the CFPB. The CFPB is an independent “watchdog” within the Federal Reserve System that regulates any person who offers or provides personal, family or household financial products or services. Congress established the CFPB to create one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act including those listed above.

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

Community Reinvestment Act and the Fair Lending Laws – Banks have a responsibility under the CRA and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the FDIC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. Failure by the Bank to fully comply with these laws could result in material penalties being assessed against the Bank. The Bank received a “Satisfactory” CRA Performance Evaluation in January 2020, its most recent evaluation. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

Privacy and Data Security – The FRB, FDIC, and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. If the Bank fails to properly safeguard customer information or is the subject of a successful cyber-attack, it could result in material fines and/or liabilities that would materially affect the Company’s results of operations.

In addition, various U.S. regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations and regulations. The Company has adopted a customer information security program that has been approved by the Company’s Board of Directors.

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures. In addition to the GLBA, the Company and the Bank are also subject to state privacy laws.

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

As of December 31, 2020* and 2019, the Company’s capital ratios were as follows:

	2020		2019
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$896,053	18.52%	$825,987	17.01%
Republic Bank & Trust Company	796,114	16.46	723,248	14.91

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$803,682	16.61%	$742,636	15.29%
Republic Bank & Trust Company	743,743	15.38	679,897	14.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$843,682	17.43%	$782,636	16.11%
Republic Bank & Trust Company	743,743	15.38	679,897	14.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$843,682	13.70%	$782,636	13.93%
Republic Bank & Trust Company	743,743	12.11	679,897	12.11

* The Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 15 basis points lower than those presented in the table above as of December 31, 2020.

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

Other Regulation and Legislative Initiatives

Any change in the laws and regulations affecting the Bank’s operations is not predictable and could affect the Bank’s operations and profitability. The U.S. Congress and state legislative bodies also continually consider proposals for altering the structure, regulation, and competitive relationships of financial institutions. It cannot be predicted whether, or in what form, any of these potential proposals or regulatory initiatives will be adopted, the impact the proposals will have on the financial institutions industry or the extent to which the business or financial condition and operations of the Company and its subsidiaries may be affected.

Statistical Disclosures

The statistical disclosures required by Part I Item 1 “Business” are located under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in Republic’s common stock is subject to risks inherent in its business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all the other information included in this filing. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition, and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however, many are described in the other sections of this Annual Report on Form 10-K.

COVID-19 AND THE PUBLIC RESPONSE

The COVID-19 pandemic and the public’s response to this pandemic present unique risks to the Company’s operations and the markets it serves. The Company’s operations and the markets it serves have been and will continue to be significantly impacted by the COVID-19 pandemic and the public’s response to this pandemic. The following are relevant to the Company and its operations:

●	Adverse Economic Conditions – COVID-19 has led to a curtailment or suspension of social and economic activity in many areas of the U.S., including areas where the Bank operates. The length and breadth of these negative economic conditions is currently unknown. These conditions are expected to continue to have a significant negative impact on the Bank’s ability and willingness to offer its traditional loan products. Instead of the Bank’s traditional products, government-backed financial products, such as the SBA’s PPP, have been and may continue to be a strong focus of the Bank’s operations in the near term. Government-backed products may be substantially less profitable than the Bank’s traditional products. Additionally, these economic conditions may lead to the impairment of the Company’s intangible assets, including its goodwill and MSRs.

●	Loan and Credit Losses – COVID-19 has led to economic restrictions on businesses deemed non-essential by various jurisdictions, with many businesses ceasing or substantially reducing operations. Employees for many businesses have been and may continue to be furloughed or laid off. The Bank’s credit delinquencies and losses may rise steeply due to these events. Specifically, concentrations of credit in certain markets and in certain industries currently are and may continue to be more susceptible to delinquency and loss.

o	Geographic Concentrations – COVID-19 has impacted certain areas of the U.S. harder than others. The Company’s market footprint is primarily in Kentucky, Florida, Ohio, Tennessee, and Indiana. These areas may be more susceptible to economic hardship in the near term.

o	Industry Concentrations – The Bank lends to clients in industries that have been deemed “non-essential” or that have had their business models upended by the pandemic. Further economic damage to these clients may leave them unable to repay their debt with the Bank.

o	Warehouse Lending – Through its Warehouse Lending segment, the Bank maintains a significant concentration of loans in the form of short-term, revolving credit facilities to mortgage bankers across the U.S. The Bank’s Warehouse Lending clients may face increased stress on their liquidity and overall financial condition due to their mortgage-servicing obligations. Such increased stress may lead to default on their underlying credit facility with the Bank.

o	Borrower Accommodations – In immediate response to the pandemic, and in some instances, governmental requirements, the Bank temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions. The Bank also temporarily granted fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business, and personal loan clients. The Bank has resumed some collection activity as permitted by federal and state law, agency guidance, and other requirements. Future governmental actions may extend borrower protections such as eviction moratoriums and borrower-relief programs. Also, if enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s delinquent and nonperforming loans would substantially increase and negatively impact the Company’s overall operating performance.

o	Accrued Interest on Accommodated Loans – If previously accommodated loans become delinquent after exiting their accommodation period, the Bank may place these loans into nonaccrual status sooner than the Bank’s current 80-day delinquency threshold for such action. In lieu of accelerating nonaccrual status for previously accommodated loans that become delinquent, the Bank may create an ACL for interest receivable on these loans. The acceleration of a significant volume of loans into nonaccrual status or a substantial provision for the uncollectability of interest receivable would negatively impact the Company’s overall financial performance.

●	Reliance on Forecasted Information – The Company’s model for estimating credit losses relies on forecasted economic projections. Such projections could be materially inaccurate, with different projections leading to a material adverse impact on the Company’s financial position and results of operations.

●	Capital and Liquidity – A prolonged period of economic stress leading to increased borrower defaults and corresponding servicing obligations could substantially weaken the Company’s capital and liquidity. As a result, the Company may lose access to capital markets and may need to suspend paying dividends.

●	Interconnectedness of Financial Institutions – The Company depends on other financial institutions. Negative events or publicity for other financial institutions may flow to the Bank due the interconnectedness of the financial industry.

●	Governmental Restrictions on Operations – Certain loan collection efforts, such as loan foreclosures and evictions, have been and may continue to be prohibited by legal or regulatory bodies.

●	Real Estate Market and Real Estate Lending – The COVID-19 pandemic may lead to a drop in real estate values and reduced demand for commercial and residential real estate.

●	Ability of Key Personnel to Perform Their Duties – Key Company personnel may be personally and directly impacted by COVID-19 and may be unable to perform their duties.

●	Cybersecurity – The Company and its third-party service providers have been and may continue to be subject to a heightened risk of cyber-attacks due to the number of employees working remotely.

●	Consumer Behavior – Consumers may behave differently in the aftermath of the pandemic, placing less value on face-to-face interaction. The Bank is a community bank that places high value on personal connection.

●	Reliance on Third Parties – The Company’s third-party service providers may be unable to meet their service level commitments to the Company.

●	Negative Interest Rates – There has been speculation regarding the COVID-19 conditions leading to negative interest rates in the U.S. The Bank has not traditionally modeled the impact of negative interest rates and this condition would be substantially negative to the Company’s financial performance.

●	Stock Price Fluctuations – The Company has and could continue to experience higher than historical volatility in its stock price as a direct result of COVID-19 driven economic conditions.

●	Business Interruption Insurance – Business interruption insurance may fail to cover material COVID-19 related costs of the Company.

●	Increased Litigation Risk – The Bank may experience an increase in litigation stemming from the COVID-19 pandemic.

●	Company Reputation – The Company and the Bank’s reputation could be negatively impacted by the public’s perception of how the Company and Bank have operated during the pandemic.

ACCOUNTING POLICIES/ESTIMATES, ACCOUNTING STANDARDS, AND INTERNAL CONTROL

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different from amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies are described in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates.” The Company’s management must exercise judgment in selecting and applying many accounting policies and methods to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy that might be reasonable under the circumstances yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates.

The Bank may experience goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2020 as of September 30, 2020. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which could materially, adversely affect its results of operations.

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

TRADITIONAL BANK LENDING AND THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

The ACLL could be insufficient to cover the Bank’s actual loan losses. The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the ACLL, among other things, the Bank reviews its loss and delinquency experience, economic conditions, etc. If its assumptions are incorrect, the ACLL may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to its ACLL. In addition, regulatory agencies periodically review the ACLL and may require the Bank to increase its Provision or recognize further loan charge-offs. A material increase in the ACLL or loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations.

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

The Bank’s financial condition and earnings could be negatively impacted to the extent the Bank relies on borrower information that is false, misleading, or inaccurate. The Bank relies on the accuracy and completeness of information provided by vendors, clients, and other parties in deciding whether to extend credit and/or enter transactions with other parties. If the Bank relies on incomplete and/or inaccurate information, the Bank may incur additional charge-offs that adversely affect its operating results and financial condition.

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

BANK OWNED LIFE INSURANCE

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. At December 31, 2020, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

WAREHOUSE LENDING

The Warehouse Lending business is subject to numerous risks that may result in losses. Risks associated with warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, including but not limited to bankruptcy, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third-party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

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

Outstanding Warehouse lines of credit and their corresponding earnings could decline due to several factors, such as intense industry competition, overall mortgage demand and the interest rate environment. The Bank may experience decreased earnings on its Warehouse lines of credit due primarily to strong industry competition, a decrease in overall mortgage demand and an unfavorable interest rate environment. Such decreased earnings may materially impact the Company’s results of operations.

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

RPG’s products represent a significant business risk and management believes the Company could be subject to legislative, regulatory, and public pressure to exit or otherwise modify these product lines, which may have a material adverse effect on the Company’s operations.

Various states and consumer groups have, from time to time, questioned the fairness of the products offered by RPG. In addition, the 2020 election cycle led to a shift in political power within the executive and legislative branches of the federal government. Initiatives of President Biden and the new Congress, along with actions of the states, governmental agencies, and consumer groups, could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Company’s operations. If the Company can no longer offer or must substantially alter its RPG products, it will have a material adverse effect on its profits.

TAX REFUND SOLUTIONS

The TRS segment represents a significant operational risk, and if the Bank were unable to properly service this business, it could materially impact earnings. To process its business, the Bank must implement and test new systems, as well as train new employees. The Bank relies heavily on communications and information systems to operate the TRS segment. Any failure, sustained interruption, or breach in security, including the cyber security, of these systems could result in failures or disruptions in client relationship management and other systems. Significant operational problems could also cause a material portion of the Bank’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing the Bank’s revenue without a corresponding decrease in expenses.

The Bank’s EA and RT products represent a significant third-party management risk, and if RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. TRS and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T’s third-party service providers or failure of RB&T to properly monitor the compliance of its third- party service providers with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings. Such penalties could also include the discontinuance of any or all third-party program manager products and services.

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

EAs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its EAs, it would materially, negatively impact earnings. There is credit risk associated with an EA because the funds are disbursed to the taxpayer customer prior to RB&T receiving the taxpayer customer’s refund as claimed on the return. Because there is no recourse to the taxpayer customer if the EA is not paid off by the taxpayer customer’s tax refund, RB&T must collect all its payments related to EAs through the refund process. Losses will generally occur on EAs when RB&T does not receive payment due to several reasons, such as IRS revenue protection strategies, including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to RB&T during its underwriting process. While RB&T’s underwriting during the EA approval process takes these factors into consideration based on prior years’ payment patterns, if the IRS significantly alters its revenue protection strategies, if refund payment patterns for a given tax season meaningfully change, if the federal government fails to timely deliver refunds, or if RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those projected. The provision for loan losses is a significant determining factor of the RPG operations’ overall net earnings.

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

Due diligence measures implemented by the federal and state governments, which delay the timing of individual tax refund payments or possibly deny those individual payments outright, could present an increased credit risk to the Company. To protect against fraudulent tax returns, the federal government and many state governments have enacted laws and procedures that provide for additional due diligence by the applicable governmental authority prior to issuing an income tax refund. This additional due diligence has generally driven longer periods between the filing of a tax return and the receipt of the corresponding refund. The federal government, specifically as a result of the Protecting Americans from Tax Hikes Act of 2015, mandates that taxpayers filing tax returns with certain characteristics will not receive their corresponding refunds before February 15 each year. These funding delays will negatively impact the Company’s ability to make mid-season modifications to its EA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all EAs will have been issued prior to February 15. In addition, these enhanced due diligence measures implemented by the federal and state governments could prevent the taxpayer’s refund from being issued altogether. These governmental changes by themselves, or in combination with management’s changes to EA product parameters, could have a material negative impact on the performance of the EA product and therefore on the Company’s financial condition and results of operations if the loss rate on the EA product increases materially.

Economic impact (stimulus) payments by governmental agencies may have a significant, negative impact on demand for TRS’s EA product. During the COVID-19 pandemic, governmental agencies have provided, and may continue to provide further, economic support to certain consumers through stimulus payments and other benefits. Additionally, some federal stimulus payments were provided in January 2021 coinciding with the start of TRS’s 2021 EA product offering. These stimulus payments, along with a higher national consumer savings rate since the onset of the pandemic, may lead to lower demand for TRS’s EA product offerings because the majority of TRS’s client base includes beneficiaries of such stimulus payments. A significant decline in demand for TRS’s products would have a material negative impact on the Company’s financial condition and results of operations.

EA and RT products are substantially offered through retail tax preparation locations. Usage of retail tax preparation services may be negatively impacted by COVID-19 related health concerns and/or state or local governmental lockdowns. TRS’s EA and RT product offerings are substantially facilitated through third-party brick and mortar service providers. Usage of these brick and mortar service providers may be negatively impacted by COVID-19 related health concerns and state or local governmental lockdowns driving a decrease in TRS related EA and RT volume. A significant decrease in demand for TRS’s EA and RT products would have a material negative impact on the Company’s financial condition and results of operations.

A significant decline in the amount of EITC consumers receive could lead to a significant decline in usage of TRS’s EA and RT tax products. Historically, a substantial number of clients utilizing TRS’s EA and RT products are consumers that are eligible for the EITC when filing their income tax returns.  Economic restrictions driven by the COVID-19 pandemic have substantially increased unemployment across the U.S. and many taxpayers did not have tax withheld from their unemployment benefits. These conditions may lead to a decrease in the amount of total EITC they receive. A decrease in the EITC amount could decrease demand for TRS’s RT and EA products. A decrease in the demand for the RT and EA products could have a material negative impact on the Company’s financial condition and results of operations.

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

RCS revenues and earnings are highly concentrated in its line-of-credit product. While the Company expanded its RCS product offerings in 2020, for the year ended December 31, 2020, RCS’s revenues and earnings were concentrated in one line-of-credit product. The discontinuation of this line-of-credit product, or a substantial change in the terms under which the product is offered, would have a material adverse effect on the Company’s financial condition and results of operations.

The Bank’s RCS products represent a significant third-party management risk, and if RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. RCS and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T’s third-party service providers or failure of RB&T to properly monitor the compliance of its third- party service providers with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.

RCS loans represent a significant compliance and regulatory risk, and if the Company fails to comply with all statutory and regulatory requirements it could have a material negative impact on the Company’s earnings. Federal and state laws and regulations govern numerous matters relating to the offering of RCS loans. Changes in the federal or state legislative or regulatory framework governing and failure to comply with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on the Company’s earnings.

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

While the Company expects LIBOR to continue to be available in substantially its current form until at least the end of 2021 or shortly before that, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if a sufficient number of institutions decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to several factors, including those discussed below. The market price of the Company’s common stock has fluctuated significantly in the past and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of the Company’s common stock to fluctuate include:

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

In addition, the stock market, in general, has historically experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of the Company’s common stock, notwithstanding its actual or anticipated operating results, cash flows and financial condition. The Company expects that the market price of its common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, operating performance, and investor perceptions of the outlook for the Company specifically and the banking industry in general. There can be no assurance about the level of the market price of the Company’s common stock in the future or that you will be able to resell your shares at times or at prices you find attractive.

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman/CEO and Vice Chairman hold substantial voting authority over the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers and acquisitions, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-

insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority stockholders may not vote their shares in accordance with minority stockholder interests.

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

The Company and the Bank are heavily regulated at both the federal and state levels and are subject to various routine and non-routine examinations by federal and state regulators. This regulatory oversight is primarily intended to protect depositors, the Deposit Insurance Fund, and the banking system, not the stockholders of the Company. Changes in policies, regulations and statutes, or the interpretation thereof, could significantly impact the product offerings of Republic causing the Company to terminate or modify its product offerings in a manner that could materially adversely affect the earnings of the Company.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. Various federal and state regulatory agencies possess cease and desist powers, and other authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations. The FRB possesses similar powers with respect to bank holding companies. These, and other restrictions, can limit in varying degrees, the way Republic conducts its business.

Government responses to economic conditions, including but not limited to those caused by the COVID-19 pandemic, may adversely affect the Company’s operations, financial condition, and earnings. Enacted financial reform legislation has changed and will continue to change the bank regulatory framework. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect Company operations by restricting business activities, including the Company’s ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase the Company’s costs of doing business and may have a significant adverse effect on the Company’s lending activities, financial performance, and operating flexibility. In addition, these risks could affect the performance and value of the Company’s loan and investment securities portfolios, which also would negatively affect financial performance.

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

The Company may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated because of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s operations could be impacted if its third-party service providers experience difficulty. The Company depends on several relationships with third-party service providers, including core systems processing and web hosting. These providers are well-established vendors that provide these services to a significant number of financial institutions. If these third-party service providers experience difficulty or terminate their services and the Company is unable to replace them with other providers, its operations could be interrupted, which would adversely impact its business.

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

The Company’s information systems may experience an interruption that could adversely impact the Company’s business, financial condition, and results of operations. The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in client relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the impact of the failure or interruption of information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures or interruptions of the Company’s information systems could damage the Company’s reputation, result in a loss of client business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

New lines of business or new products and services may subject the Company to additional risks. From time to time, the Company may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the

Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition. All service offerings, including current offerings and those that may be provided in the future, may become riskier due to changes in economic, competitive and market conditions beyond the Company’s control.

Negative public opinion could damage the Company’s reputation and adversely affect earnings. Reputational risk is the risk to Company operations from negative public opinion. Negative public opinion can result from the actual or perceived way the Company conducts its business activities, including product offerings, sales practices, practices used in origination and servicing operations, the management of actual or potential conflicts of interest and ethical issues, and the Company’s protection of confidential client information. Negative public opinion can adversely affect the Company’s ability to keep and attract clients and can expose the Company to litigation.

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

Successful Company acquisitions present many risks that could adversely affect the Company’s financial condition and results of operations. An institution that the Company acquires may have unknown asset quality issues or unknown or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution, to make the transaction economically advantageous. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its clients and the clients of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in the loss of key clients and employees and prevent the Company from achieving expected synergies and cost savings. Acquisitions and failed acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring the Company to recognize further charges. The Company may finance acquisitions with borrowed funds, thereby increasing the Company’s leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2020, Republic had 28 banking centers located in Kentucky, seven banking centers in Florida, three banking centers in Indiana, two banking centers in Tennessee, and two banking centers in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	15,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
1720 West Broadway, Suite 103, Louisville	3,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	6,000	L (2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
10577 State Road 54, New Port Richey	3,000	L
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd., Seminole	3,000	O
6906 E. Fowler Avenue, Temple Terrace	2,000	L
1300 North West Shore Blvd. Suite 150, Tampa	3,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
2034 Richard Jones Road, Nashville	3,000	L

Tennessee Loan Production Office:
8 Cadillac Drive, Brentwood	4,000	L (3)

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L
9110 West Chester Towne Center Dr., West Chester	3,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	64,000	L(1)

Closed Banking Centers Currently Marketed for Sale:
9100 Hudson Avenue, Hudson, FL	4,000	O
(1)	Locations are leased from partnerships in which the Company’s Chairman and Chief Executive Officer, Steven E. Trager, its Vice Chairman and President, A. Scott Trager, or family members of Steven E. Trager and A. Scott Trager, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 6 “Right-of-Use Assets and Operating Leases Liabilities.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)	Location was closed in January 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

At February 19, 2021, the Company’s Class A Common Stock was held by 804 shareholders of record and the Class B Common Stock was held by 98 shareholders of record. Republic’s Class A Common Stock is traded on the NASDAQ under the symbol “RBCAA.” There is no established public trading market for the Company’s Class B Common Stock.

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

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2020, the trustee held 255,102 shares of Class A Common Stock and 2,405 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2020 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	29,000	37.31	29,000
Total	29,000	$37.31	29,000	58,423

During 2020, the Company repurchased 114,437 shares. In addition, in connection with employee stock awards, there were 272 shares withheld upon vesting of stock grants to cover withholding taxes and 16,643 shares withheld upon exercise of stock options to satisfy the withholding taxes and exercise price. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2020, the Company had 58,423 shares which could be repurchased under its current share repurchase programs. On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares.

During 2020, there were approximately 7,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the S&P 500 Index. The graph covers the period beginning December 31, 2015 and ending December 31, 2020. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2015. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2016	2017	2018	2019	2020

Republic Class A
Common Stock (RBCAA)	$100.00	$153.94	$151.56	$157.88	$195.31	$155.91
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
SNL Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

Republic Bancorp Class A Common Stock
S&P 500 Index
SNL Bank NASDAQ Index
$250
$200
$150
$100
$50
$-
Dec. 31, 2015
Dec. 31, 2016
Dec. 31, 2017
Dec. 31, 2018
Dec. 31, 2019
Dec. 31, 2020

Item 6. Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2016 through 2020. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands)	2020	2019	2018	2017	2016

Balance Sheet Data:

Cash and cash equivalents	$485,587	$385,303	$351,474	$299,351	$289,309
Investment securities	580,270	537,074	543,771	591,458	534,139
Loans held for sale	51,643	31,468	21,809	16,989	15,170
Gross loans	4,813,103	4,433,151	4,148,227	4,014,034	3,810,778
Allowance for credit losses	(61,067)	(43,351)	(44,675)	(42,769)	(32,920)
Right-of-use assets	43,345	35,206	—	—	—
Goodwill	16,300	16,300	16,300	16,300	16,300
Bank owned life insurance	68,018	66,433	64,883	63,356	61,794
Total assets	6,168,325	5,620,319	5,240,404	5,085,362	4,816,309
Noninterest-bearing deposits	1,890,416	1,033,379	1,003,969	1,022,042	971,952
Interest-bearing deposits	2,842,765	2,752,629	2,452,176	2,411,116	2,188,740
Total deposits	4,733,181	3,786,008	3,456,145	3,433,158	3,160,692
Securities sold under agreements to repurchase and other short-term borrowings	211,026	167,617	182,990	204,021	173,473
Operating lease liabilities	44,340	36,530	—	—	—
Federal Home Loan Bank advances	235,000	750,000	810,000	737,500	802,500
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	5,345,002	4,856,075	4,550,470	4,452,938	4,211,903
Total stockholders’ equity	823,323	764,244	689,934	632,424	604,406

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$283,151	$260,131	$255,708	$188,427	$130,889
Investment securities, including FHLB stock	584,300	564,631	542,258	574,027	572,599
Gross loans, including loans held for sale	4,796,841	4,470,347	4,094,918	3,831,406	3,568,383
Allowance for credit losses	(60,008)	(50,624)	(47,774)	(39,202)	(29,880)
Total assets	6,011,865	5,577,643	5,130,628	4,826,208	4,485,829
Noninterest-bearing deposits	1,672,442	1,120,608	1,147,432	1,073,181	894,049
Interest-bearing deposits	2,913,486	2,755,946	2,445,385	2,267,663	2,058,592
Total interest-bearing liabilities	3,415,231	3,629,682	3,268,860	3,091,970	2,964,981
Total stockholders’ equity	802,726	734,281	666,979	628,329	597,463

Income Statement Data - Total Company:

Total interest income	$252,258	$280,883	$256,181	$218,778	$173,992
Total interest expense	19,943	44,757	30,123	20,258	17,938
Net interest income	232,315	236,126	226,058	198,520	156,054
Provision for expected credit loss expense	31,278	25,758	31,368	27,704	14,493
Total noninterest income	87,053	75,008	63,425	58,414	57,509
Total noninterest expense	185,457	172,183	163,852	150,844	130,107
Income before income tax expense	102,633	113,193	94,263	78,386	68,963
Income tax expense	19,387	21,494	16,411	32,754	23,060
Net income	83,246	91,699	77,852	45,632	45,903

Income Statement Data - Core Bank (1):

Total interest income	$203,717	$223,914	$203,764	$179,986	$156,252
Total interest expense	17,017	39,340	27,238	19,284	17,831
Net interest income	186,700	184,574	176,526	160,702	138,421
Provision for expected credit loss expense	16,870	3,066	3,568	3,773	3,945
Total noninterest income	59,378	48,219	35,380	32,410	33,350
Total noninterest expense	164,208	153,051	144,162	132,794	116,190
Income before income tax expense	65,000	76,676	64,176	56,545	51,636
Income tax expense	10,852	13,223	9,986	23,097	16,777
Net income	54,148	63,453	54,190	33,448	34,859

(continued)

Item 6. Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2020	2019	2018	2017	2016

Per Share Data:

Basic weighted average shares outstanding	21,039	21,023	20,960	20,921	20,942
Diluted weighted average shares outstanding	21,069	21,135	21,065	21,007	20,954
Period-end shares outstanding:
Class A Common Stock	18,697	18,737	18,675	18,607	18,615
Class B Common Stock	2,199	2,206	2,213	2,243	2,245
Basic earnings per share:
Class A Common Stock	$4.00	$4.41	$3.76	$2.21	$2.22
Class B Common Stock	3.64	4.01	3.41	2.01	2.02
Diluted earnings per share:
Class A Common Stock	$3.99	$4.39	$3.74	$2.20	$2.22
Class B Common Stock	3.63	3.99	3.40	2.00	2.01
Cash dividends declared per share:
Class A Common Stock	$1.144	$1.056	$0.968	$0.869	$0.825
Class B Common Stock	1.040	0.960	0.880	0.790	0.750

Market value per share at December 31,	$36.07	$46.80	$38.72	$38.02	$39.54
Book value per share at December 31, (2)	39.40	36.49	33.03	30.33	28.97
Tangible book value per share at December 31, (2)	38.27	35.41	31.98	29.27	27.89

Performance Ratios:

Return on average assets	1.38%	1.64%	1.52%	0.95%	1.02%
Return on average equity	10.37	12.49	11.67	7.26	7.68
Efficiency ratio (3)	58	57	57	59	61
Yield on average interest-earning assets	4.45	5.30	5.24	4.76	4.07
Cost of average interest-bearing liabilities	0.58	1.23	0.92	0.66	0.60
Cost of average deposits (4)	0.33	0.75	0.47	0.29	0.21
Net interest spread	3.87	4.07	4.32	4.10	3.47
Net interest margin - Total Company	4.10	4.46	4.62	4.32	3.65
Net interest margin - Core Bank	3.39	3.61	3.70	3.55	3.30

Capital Ratios - Total Company:

Average stockholders’ equity to average total assets	13.35%	13.16%	13.00%	13.02%	13.32%
Total risk-based capital	18.52	17.01	16.80	16.04	16.37
Common equity tier 1 capital	16.61	15.29	14.92	14.15	14.59
Tier 1 risk-based capital	17.43	16.11	15.81	15.06	15.55
Tier 1 leverage capital	13.70	13.93	14.11	13.21	13.54
Dividend payout ratio	29	24	26	39	37
Dividend yield	3.17	2.26	2.50	2.29	2.09

Other Information:

Period-end FTEs (5) - Total Company	1,094	1,080	1,051	997	938
Period-end FTEs - Core Bank	997	997	968	915	869
Number of banking centers	42	41	45	45	44

(continued)

Item 6. Selected Financial Data. (continued)

	As of and for the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Credit Quality Data and Ratios:

Credit Quality Asset Balances:

Nonperforming Assets - Total Company:
Loans on nonaccrual status	$23,548	$23,332	$15,993	$14,118	$15,892
Loans past due 90-days-or-more and still on accrual	47	157	145	956	167
Total nonperforming loans	23,595	23,489	16,138	15,074	16,059
Other real estate owned	2,499	113	160	115	1,391
Total nonperforming assets	$26,094	$23,602	$16,298	$15,189	$17,450

Nonperforming Assets - Core Bank (1):
Loans on nonaccrual status	$23,548	$23,332	$15,993	$14,118	$15,892
Loans past due 90-days-or-more and still on accrual	5	—	13	19	85
Total nonperforming loans	23,553	23,332	16,006	14,137	15,977
Other real estate owned	2,499	113	160	115	1,391
Total nonperforming assets	$26,052	$23,445	$16,166	$14,252	$17,368

Delinquent loans:
Delinquent loans - Core Bank	$9,713	$13,042	$8,875	$8,460	$6,821
Delinquent loans - RPG (6)	10,234	7,762	7,087	5,641	2,137
Total delinquent loans - Total Company	$19,947	$20,804	$15,962	$14,101	$8,958

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.49%	0.53%	0.39%	0.38%	0.42%
Nonperforming assets to total loans (including OREO)	0.54	0.53	0.39	0.38	0.46
Nonperforming assets to total assets	0.42	0.42	0.31	0.30	0.36
ACLL to total loans	1.27	0.98	1.08	1.07	0.86
ACLL to nonperforming loans	259	185	277	284	205
Delinquent loans to total loans (7)	0.41	0.47	0.38	0.35	0.24
Net loan charge-offs to average loans	0.42	0.61	0.72	0.47	0.25

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.50%	0.54%	0.40%	0.36%	0.42%
Nonperforming assets to total loans (including OREO)	0.56	0.54	0.40	0.36	0.46
Nonperforming assets to total assets	0.45	0.43	0.32	0.28	0.36
ACLL to total loans	1.11	0.70	0.78	0.77	0.74
ACLL to nonperforming loans	221	129	197	213	175
Delinquent loans to total loans	0.21	0.30	0.22	0.21	0.18
Net charge-offs to average loans	0.03	0.11	0.06	0.04	0.05

Item 6. Selected Financial Data. (continued)

(1)	“Core Bank” or “Core Banking” operations consist of the Traditional Banking, Warehouse Lending and Mortgage Banking segments.

See Footnote 25 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments that constitute the Company’s Core Banking operations.

(2)	The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity in accordance with applicable regulatory requirements, a non-GAAP measure. The Company provides the tangible book value per share, another non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

Years Ended December 31, (dollars in thousands)	2020	2019	2018	2017	2016
Total stockholders' equity - GAAP (a)	$823,323	$764,244	$689,934	$632,424	$604,406
Less: Goodwill	16,300	16,300	16,300	16,300	16,300
Less: Mortgage servicing rights	7,095	5,888	4,919	5,044	5,180
Less: Core deposit intangible	189	469	654	858	1,070
Tangible stockholders' equity - Non-GAAP (c)	$799,739	$741,587	$668,061	$610,222	$581,856

Total assets - GAAP (b)	$6,168,325	$5,620,319	$5,240,404	$5,085,362	$4,816,309
Less: Goodwill	16,300	16,300	16,300	16,300	16,300
Less: Mortgage servicing rights	7,095	5,888	4,919	5,044	5,180
Less: Core deposit intangible	189	469	654	858	1,070
Tangible assets - Non-GAAP (d)	$6,144,741	$5,597,662	$5,218,531	$5,063,160	$4,793,759

Total stockholders' equity to total assets - GAAP (a/b)	13.35%	13.60%	13.17%	12.44%	12.55%
Tangible stockholders' equity to tangible assets - Non-GAAP (c/d)	13.02%	13.25%	12.80%	12.05%	12.14%

Number of shares outstanding (e)	20,896	20,943	20,888	20,850	20,860

Book value per share - GAAP (a/e)	$39.40	$36.49	$33.03	$30.33	$28.97
Tangible book value per share - Non-GAAP (c/e)	38.27	35.41	31.98	29.27	27.89

(3)	The efficiency ratio, a non-GAAP measure with no GAAP comparable, equals total noninterest expense divided by the sum of net interest income and noninterest income. The ratio excludes net gains (losses) on sales, calls and impairment of investment securities, if applicable, and the Company’s net gain from its November 2019 branch divestiture.

Years Ended December 31, (dollars in thousands)	2020	2019	2018	2017	2016
Net interest income - GAAP	$232,315	$236,126	$226,058	$198,520	$156,054
Noninterest income - GAAP	87,053	75,008	63,425	58,414	57,509
Less: Net gain on branch divestiture	—	7,829	—	—	—
Less: Net gain (loss) on sales, calls, and impairment of debt and equity securities	49	78	(122)	(136)	—
Total adjusted income - Non-GAAP (a)	$319,319	$303,227	$289,605	$257,070	$213,563

Noninterest expense - GAAP (b)	$185,457	$172,183	$163,852	$150,844	$130,107

Efficiency Ratio - Non-GAAP (b/a)	58%	57%	57%	59%	61%

(4)	The cost of average deposits ratio equals total interest expense on deposits divided by total average interest-bearing deposits plus total average noninterest-bearing deposits.

(5)	FTEs – Full-time-equivalent employees.

(6)	RPG operations consist of the TRS and RCS segments.

(7)	The delinquent loans to total loans ratio equals loans 30-days-or-more past due divided by total loans. Depending on loan class, loan delinquency is determined by the number of days or the number of payments past due.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID-19 pandemic on the Company’s operations and credit losses;
●	the ability of borrowers who received COVID-19 loan accommodations to resume repaying their loans upon maturity of such accommodations;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations as well as the overall steepness of the U.S. Treasury yield curve;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;

●	inflation;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

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

Republic believes its critical accounting policies and estimates relate to the following:

ACLL and Provision — At December 31, 2020, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly, and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

Effective January 1, 2020, the Company adopted ASC 326 Financial Instruments – Credit Losses, which replaced the pre-January 1, 2020 “probable-incurred” method for calculating the Company’s ACL with the CECL method. CECL is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. CECL also applies to certain off-balance sheet credit exposures.

When measuring an ACL, CECL primarily differs from the probable-incurred method by: a) incorporating a lower “expected” threshold for loss recognition versus a higher “probable” threshold; b) requiring life-of-loan considerations; and c) requiring reasonable and supportable forecasts. The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable, supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. For its CRE loan pool, the Company also uses one-year forecasts of vacancy rates for CRE in the Company’s market footprint.

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

Prospectively, the impact of utilizing the CECL approach to calculate the ACLL will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the ACLL, and therefore, greater volatility to the Company’s reported earnings.

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 1 “Summary of Significant Accounting Policies” and Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data.”

Management’s Evaluation of the ACLL

Management evaluates the ACLL for its Core Banking operations separately from its non-traditional RPG operations. Core Banking operations consist of the Company’s Traditional Banking, Warehouse, and Mortgage Banking segments. RPG operations consist of the Company’s TRS and RCS segments.

In prior periods under the probable-incurred standard, management conducted two annual calculations to evaluate the reasonableness of its Core Bank ACLL:

●	an absorption rate, which considered annual net loan losses for the year just ended as a percent of the beginning-of-the-year ACLL; and
●	an exhaustion rate, which calculated how many years of charge-offs the beginning-of-year ACLL could withstand based on gross charge-offs for the year just ended.

Management considered these historic absorption and exhaustion formulas less meaningful at December 31, 2020 because of its January 1, 2020 CECL adoption and because Core Bank loan losses were substantially restrained during 2020 by pandemic-related financial relief provided to borrowers.

See additional detail regarding pandemic-related financial relief provided to the Bank’s loan clients under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data.”

Management evaluated the reasonableness of its Core Bank ACLL as of December 31, 2020 by evaluating modified absorption and exhaustion rates that account for CECL life-of-loan considerations and the economic hardship and uncertainty brought about by the COVID-19 pandemic. The modified absorption rate considered total Core Bank net loan losses from 2008 to 2013 as a percent of the end-of-year Core Bank ACLL. The modified exhaustion rate considered how many years of gross Core Bank loan charge-offs the end-of-year Core Bank ACLL could withstand based on average annual net Core Bank loan losses from 2008 to 2013. The years

2008 to 2013 represent a six-year period during which the U.S. unemployment rate rose above 8% and the Core Bank incurred a historically high period of loan losses. Management believes Core Bank losses from 2008 to 2013 are more representative of current economic conditions than more recent years just prior to the onset of the COVID-19 pandemic. At December 31, 2020, four years represented the weighted average term of the Core Bank loan portfolio, with this term adjusted to approximately six years after exclusion of the Bank’s PPP portfolio, which is short-term and government guaranteed, and the Bank’s Warehouse portfolio, which is also generally short-term. The Core Bank’s modified absorption rate was 84% and its modified exhaustion rate was 6.1 years at December 31, 2020. Management considers these rates reasonable under current economic conditions. The table below reflects the Core Bank’s modified and standard exhaustion and absorption rates for each of the last three years:

Years Ended December 31,	2020		2019		2018

Core Bank:

Modified Exhaustion Rate (end of year ACLL / median annual charge-offs from 2008 to 2013)	6.07	Yrs.	3.50	Yrs.	3.67	Yrs.

Standard Exhaustion Rate (beginning of year ACLL / charge-offs for year)	13.27	Yrs.	5.52	Yrs.	8.36	Yrs.

Modified Absorption Rate (total net charge-offs from 2008 to 2013 / end of year ACLL)	84%		146%		139%

Standard Absorption Rate (net charge-offs for the year / beginning of year ACLL)	4%		15%		7%

Based on management’s evaluation, a Core Bank ACLL of $52 million, or 1.11% of total Core Bank loans, was an adequate estimate of expected losses within the loan portfolio as of December 31, 2020 and resulted in Core Banking Provision for its loans of $16.7 million during 2020. This compares to an ACLL of $30 million as of December 31, 2019 and a loan Provision of $3.1 million for 2019 under the probable incurred accounting standard. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank ACLL and the resulting effect on the income statement could be material.

The RPG ACLL at December 31, 2020 primarily relates to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% of the balances within three days of loan origination, and retains a 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

At December 31, 2020, management evaluated the ACLL on its only active RCS product that has incurred meaningful losses since inception, its line-of-credit product. Due to the general short-term nature of this product, management utilized its traditional absorption and exhaustion calculations using 2020 charge-offs and net losses with the beginning-of-the-year ACLL. The absorption and exhaustion rates were 43% and 2.1 years, respectively, and considered reasonable.

RPG maintained an ACLL for loan products offered through its RCS segment at December 31, 2020, including its line-of-credit product and its healthcare-receivables products. At December 31, 2020, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolio to as high as 48.96% for its line-of-credit portfolio. A lower reserve percentage was provided for RCS’s healthcare receivables at December 31, 2020, as such receivables have recourse back to the Company’s third-party service providers in the transactions. Based on management’s calculation, an ACLL of $9.0 million, or 6.7%, of total RPG loans was an adequate estimate of expected losses within the RPG portfolio as of December 31, 2020.

RPG’s TRS segment offered its EA tax-credit product during the first two months of 2020, 2019, and 2018. An ACLL for losses on EAs is estimated during the limited, short-term period the product is offered. EAs are generally repaid within 35 days of origination. Provisions for EA losses are estimated when advances are made, with all estimated provisions made in the first quarter of each year. No ACLL for EAs existed as of December 31, 2020 and 2019, as all EAs originated during the first two months of each year had either been paid off or charged-off by June 30th of each year.

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

See additional discussion regarding the EA product under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

RPG recorded a net charge of $14.4 million, $22.7 million, and $27.8 million to the Provision during 2020, 2019, and 2018, with the Provision for each year primarily due to net losses on EAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on EAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG ACLL and the resulting effect on the income statement could be material.

2019 Branch Divestiture

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

OVERVIEW

Total Company net income was $83.2 million and Diluted EPS was $3.99 for 2020, compared to net income of $91.7 million and Diluted EPS of $4.39 for 2019. Unusual or infrequently occurring items impacting Fiscal 2020 and/or Fiscal 2019 included the following:

●	Fiscal 2020 included $2.1 million in early termination penalties upon the Company’s early pay-off of $60 million in FHLB advances.

●	Fiscal 2019 included non-recurring after-tax benefits from the Company’s November 2019 branch divestiture, including a $6.3 million after-tax gain and a $711,000 after-tax credit to the Provision related to divested loans.

Table 1 below presents Republic’s financial performance for the years ended December 31, 2020, 2019, and 2018:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2020	2019	2018	2020/2019	2019/2018

Income before income tax expense	$102,633	$113,193	$94,263	(9)%	20%
Net income	83,246	91,699	77,852	(9)	18
Diluted EPS of Class A Common Stock	3.99	4.39	3.74	(9)	17
ROA	1.38%	1.64%	1.52%	(16)	8
ROE	10.37	12.49	11.67	(17)	7

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by reportable segment for the year ended December 31, 2020 consisted of the following:

Traditional Banking segment

●	Traditional Banking net income decreased $30.8 million or 61%. Fiscal 2019 included the after-tax benefits from the Company’s November 2019 branch divestiture, including a $6.3 million after-tax gain and a $711,000 credit to the Provision related to divested loans.

●	Driven primarily by net interest margin compression partially offset by PPP loan fees, net interest income decreased $8.7 million, or 5%, to $159.4 million during 2020. The Traditional Banking net interest margin decreased to 3.42% from 2019 to 2020.

●	Driven by COVID-19 related concerns in combination with the new allowance methodology as required by the adoption of ASC 326, the Traditional Banking Provision was $16.3 million for 2020 compared to $2.4 million for 2019. The Provision for 2019 benefited from a pre-tax credit of $900,000 associated with loans divested in the Company’s branch divestiture.

●	Noninterest income decreased $11.1 million, or 29% during 2020. Fiscal 2019 included a $7.8 million pre-tax net gain on the Company’s branch divestiture.

●	Noninterest expense increased $5.4 million, or 4% during 2020. Fiscal 2020 included $2.1 million in non-recurring FHLB early termination penalties.

●	Gross Traditional Bank loans increased by $120 million, or 3% from December 31, 2019 to December 31, 2020, with growth largely driven by PPP loans.

●	Traditional Bank period-end deposits grew $642 million, or 18%, from December 31, 2019 to December 31, 2020.

●	Total nonperforming Traditional Bank loans to total Traditional Bank loans was 0.63% at December 31, 2020 compared to 0.65% at December 31, 2019.

●	Delinquent Traditional Bank loans to total Traditional Bank loans was 0.26% at December 31, 2020 compared to 0.36% at December 31, 2019.

●	As of December 31, 2020, $712 million of the Traditional Bank’s loan portfolio had been granted a COVID-19 hardship accommodation earlier in 2020, with $14 million remaining under an accommodation at December 31, 2020.

Warehouse Lending segment

●	Warehouse net income increased $7.1 million, or 77%, during 2020.

●	Warehouse net interest income increased $10.2 million and its net interest margin rose to 3.19%, a 78 basis point increase from 2019 to 2020.

●	The Warehouse Provision was a net charge of $613,000 for 2020 compared to net charge of $622,000 for 2019.

●	Average committed Warehouse lines increased to $1.2 billion during 2020 from $1.1 billion during 2019.

●	Average line usage was 66% during 2020 and 59% during 2019.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $22.3 million, or 235%, during 2020.

●	Overall, Republic’s originations of secondary market loans totaled $783 million during 2020 compared to $356 million during the same period in 2019, with the Company’s cash gain recognized as a percent of total loans sold increasing by approximately 150 basis points from 2019 to 2020.

Tax Refund Solutions segment

●	TRS net income decreased $520,000, or 4%, during 2020.

●	TRS net interest income increased $1.3 million, or 6%, during 2020.

●	Total EA originations were $388 million for 2020 compared to $389 million for 2019.

●	The TRS Provision was $13.2 million for 2020, compared to $11.2 million for 2019.

●	Noninterest income was $22.8 million for 2020 compared to $21.9 million for 2019.

●	Net RT revenue decreased $861,000, or 4%, during 2020.

●	Noninterest expense was $17.5 million for 2020 compared to $16.5 million for 2019.

Republic Credit Solutions segment

●	RCS net income increased $1.4 million, or 9%, during 2020.

●	RCS net interest income decreased $7.3 million, or 24%, during 2020.

●	The RCS Provision was $1.2 million for 2020 compared to $11.4 million for 2019.

●	Noninterest income remained at $4.9 million from 2019 to 2020.

●	Noninterest expense increased $1.1 million, or 44%, during 2020.

●	Total nonperforming RCS loans to total RCS loans was 0.04% at December 31, 2020 compared to 0.10% at December 31, 2019.

●	Delinquent RCS loans to total RCS loans was 9.23% at December 31, 2020 compared to 7.25% at December 31, 2019.

RESULTS OF OPERATIONS

This section provides a comparative discussion of Republic’s Results of Operations for the two-year period ended December 31, 2020, unless otherwise specified. Refer to Results of Operations on pages 55-68 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for a discussion of the 2019 versus 2018 results.

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

A large amount of the Company’s financial instruments track closely with or are primarily indexed to either the FFTR, Prime, or LIBOR. These market rates trended higher from December 2015 through December 2019 but moved lower again during 2020 as the FOMC reduced the FFTR by 75 basis points during the year. The FOMC has provided on-going guidance that additional changes to the FFTR will be data dependent, depending upon market conditions.

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

Total Company net interest income decreased $3.8 million, or 2%, during 2020 compared to the same period in 2019. Total Company net interest margin decreased to 4.10% during 2020 compared to 4.46% in 2019.

The most significant components affecting the total Company’s net interest income and net interest margin by reportable segment follow:

Traditional Banking segment

The Traditional Banking segment’s net interest income decreased $8.7 million, or 5%, during 2020 compared to 2019. The Traditional Banking net interest margin decreased to 3.42% for 2020 compared to 3.76% for 2019.

The following factors primarily impacted the Traditional Bank’s net interest income and net interest margin during 2020:

●	The Traditional Bank’s net interest spread, the weighted average rate earned on its interest-earning assets less the weighted average cost paid on its interest-bearing liabilities, compressed 30 basis points and its net interest margin compressed 33 basis points primarily because the Core Bank’s liabilities had less room to reprice downward than its interest-earning asset counterparts.

●	Because the Bank is already paying zero interest on its noninterest-bearing funding sources, such as noninterest-bearing deposits and common stockholders’ equity, it had no ability to reprice any of these funding sources downward to offset the negative impact of the decline in yield on its interest-earning assets, which these noninterest-bearing sources fund.

●	Also negatively impacting net interest income from Traditional Banking was a decline in loan balances, excluding PPP loans. The decrease in Traditional Bank loans included the negative impact of the sale of $128 million of the Traditional Bank’s loans in November 2019 as part of the Company’s branch divestiture.

●	Partially offsetting the decline in net interest income driven by items noted above, interest income increased by approximately $12.2 million from the origination of $528 million of PPP loans during the year, as well as, the SBA’s forgiveness and early payoff of $127 million of these loans. The PPP portfolio contributed $342 million in average Traditional Bank loans for 2020. As part of the SBA’s forgiveness and early payoff, all unearned fees associated with these loans are credited to interest income upon their payoff. Approximately $2.8 million of PPP fee income recognized in interest income during 2020 was from the forgiveness and early payoff of the loans. As of December 31, 2020, approximately $8.6 million of PPP fees remained unearned on the Company’s balance sheet to be earned and recognized over the remaining life of these loans.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Bank Interest Rate Sensitivity at December 31, 2020 and 2019” under “Financial Condition.”

Warehouse Lending segment

Net interest income increased $10.2 million, or 64%, for 2020 compared to 2019. Average outstanding Warehouse balances grew from $654 million during 2019 to $813 million during 2020, as falling mortgage rates during 2020 drove a surge in consumer refinance volume for Warehouse clients. Overall, committed Warehouse lines-of-credit grew from $1.1 billion to $1.2 billion and usage rates on those lines were 59% and 66%, respectively, during the same periods. In addition, the Warehouse net interest margin increased to 3.19% for 2020 compared to 2.42% for 2019, as many of the Bank’s Warehouse client reached contractual interest rate floors on their lines-of-credit during the second quarter of 2020 preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline.

Warehouse Lending net interest income is greatly influenced by the overall mortgage market and the competitive environment. The Mortgage Bankers Association’s economic forecast released in January 2021 projected mortgage originations to decrease 24% across the United States from 2020 to 2021. If this economic forecast turns out to be substantially accurate, management believes that usage rates among the Bank’s Warehouse Lending clients may also decrease. This predicted decrease in mortgage volume would likely increase the competitive environment and may negatively impact the Bank’s ability to maintain its existing Warehouse Lending clients and to attract new mortgage companies to its warehouse platform, thus making it difficult to increase net interest income overall within the Warehouse Lending segment.

Tax Refund Solutions segment

TRS’s net interest income increased $1.3 million for 2020 compared to 2019. TRS’s EA product earned $19.7 million in interest income during 2020, a $557,000 increase resulting primarily from modifications to the product’s pricing tiers. EA pricing includes a direct fee to the taxpayer, with the annual percentage rate to the taxpayer for his or her portion of the total fee being less than 36% for all offering tiers.

See additional discussion regarding the EA product under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

Republic Credit Solutions segment

RCS’s net interest income decreased $7.3 million, or 24%, from 2019 to 2020. The decrease was driven primarily by a decline in fee income from RCS’s line-of-credit product. Loan fees on RCS’s line-of-credit product recorded as interest income decreased to $18.5 million during 2020 compared to $25.6 million during 2019 and accounted for 78% and 79% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in outstanding line-of-credit balances, as the Company reduced marketing for the product in response to the COVID-19 pandemic.

Future long-term growth in interest income from RCS’s line-of-credit product is restricted by a current on-balance-sheet Board-approved risk limit of $40 million for the Company. As of December 31, 2020, the total outstanding on-balance-sheet amount, including loans held for sale, related to this product was $19 million.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2020			2019			2018
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$283,151	$911	0.32%	$260,131	$5,781	2.22%	$255,708	$4,752	1.86%
Investment securities, including FHLB stock (1)	584,300	10,303	1.76	564,631	15,038	2.66	542,258	13,808	2.55
TRS Easy Advance loans (2)	38,843	19,671	50.64	33,931	19,114	56.33	31,112	17,832	57.32
RCS line-of-credit producti (2)	20,217	18,522	91.62	28,110	25,591	91.04	29,622	26,267	88.67
Other RPG loans (3) (7)	105,569	6,101	5.78	92,721	7,478	8.07	62,301	5,980	9.60
Outstanding Warehouse lines of credit (4) (7)	812,862	31,199	3.84	653,865	30,815	4.71	496,380	25,526	5.14
Paycheck Protection Program loans (5) (7)	341,704	12,178	3.56	—	—	—	—	—	—
All other Core Bank loans (6) (7)	3,477,646	153,373	4.41	3,661,720	177,066	4.84	3,475,503	162,016	4.66

Total interest-earning assets	5,664,292	252,258	4.45	5,295,109	280,883	5.30	4,892,884	256,181	5.24

Allowance for credit losses	(60,008)			(50,624)			(47,774)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	125,904			99,580			109,798
Premises and equipment, net	42,991			45,276			46,300
Bank owned life insurance	67,264			65,682			64,132
Other assets (1)	171,422			122,620			65,288
Total assets	$6,011,865			$5,577,643			$5,130,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,291,980	$1,201	0.09%	$1,141,084	$5,626	0.49%	$1,120,633	$4,341	0.39%
Money market accounts	739,524	1,930	0.26	772,854	7,477	0.97	639,560	4,026	0.63
Time deposits	400,704	7,868	1.96	409,301	8,254	2.02	348,670	5,699	1.63
Reciprocal money market and time deposits	274,725	1,776	0.65	207,126	2,739	1.32	301,291	2,289	0.76
Brokered deposits	206,553	2,314	1.12	225,581	5,039	2.23	35,231	662	1.88

Total interest-bearing deposits	2,913,486	15,089	0.52	2,755,946	29,135	1.06	2,445,385	17,017	0.70

SSUARs	204,797	177	0.09	236,883	1,211	0.51	225,145	1,125	0.50
Federal Reserve PPP Liquidity Facility	43,932	153	0.35	—	—	—	—	—	—
Federal Home Loan Bank advances	211,776	3,524	1.66	595,613	12,791	2.15	557,090	10,473	1.88
Subordinated note	41,240	1,000	2.42	41,240	1,620	3.93	41,240	1,508	3.66

Total interest-bearing liabilities	3,415,231	19,943	0.58	3,629,682	44,757	1.23	3,268,860	30,123	0.92

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,672,442			1,120,608			1,147,432
Other liabilities	121,466			93,072			47,357
Stockholders’ equity	802,726			734,281			666,979
Total liabilities and stockholders’ equity	$6,011,865			$5,577,643			$5,130,628

Net interest income		$232,315			$236,126			$226,058

Net interest spread			3.87%			4.07%			4.32%

Net interest margin			4.10%			4.46%			4.62%
(1)	For the purpose of this calculation, the fair market value adjustment on investment securities resulting from ASC Topic 320, Investments — Debt and Equity Securities, is included as a component of other assets.
(2)	Interest income for Easy Advances and the RCS line-of-credit product is composed entirely of loan fees.
(3)	Interest income includes loan fees of $1.4 million, $1.4 million and $900,000 for 2020, 2019, and 2018.
(4)	Interest income includes loan fees of $3.4 million, $2.9 million and $3.0 million for 2020, 2019, and 2018.
(5)	Interest income includes loan fees of $8.6 million for 2020.
(6)	Interest income includes loan fees of $3.4 million, $5.4 million and $5.7 million for 2020, 2019, and 2018.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Compared to			Compared to
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(4,870)	$471	$(5,341)	$1,029	$84	$945
Investment securities, including FHLB stock	(4,735)	507	(5,242)	1,230	582	648
TRS Easy Advance loans*	557	(1,936)	2,493	1,282	(1,817)	3,099
RCS line-of-credit product	(7,069)	(7,231)	162	(676)	(1,365)	689
Other RPG loans	(1,377)	939	(2,316)	1,498	2,569	(1,071)
Outstanding Warehouse lines of credit	384	6,704	(6,320)	5,289	7,563	(2,274)
Paycheck Protection Program loans	12,178	12,178	—	—	—	—
All other Core Bank loans	(23,693)	(8,616)	(15,077)	15,050	8,872	6,178
Net change in interest income	(28,625)	3,016	(31,641)	24,702	16,488	8,214

Interest expense:

Transaction accounts	(4,425)	659	(5,084)	1,285	80	1,205
Money market accounts	(5,547)	(309)	(5,238)	3,451	965	2,486
Time deposits	(386)	(172)	(214)	2,555	1,088	1,467
Reciprocal money market and time deposits	(963)	716	(1,679)	450	(872)	1,322
Brokered deposits	(2,725)	(394)	(2,331)	4,377	4,229	148
SSUARs	(1,034)	(144)	(890)	86	60	26
Federal Reserve PPP Liquidity Facility	153	153	—	—	—	—
Federal Home Loan Bank advances	(9,267)	(6,868)	(2,399)	2,318	758	1,560
Subordinated note	(620)	—	(620)	112	—	112
Net change in interest expense	(24,814)	(6,359)	(18,455)	14,634	6,308	8,326

Net change in net interest income	$(3,811)	$9,375	$(13,186)	$10,068	$10,180	$(112)

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

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data.”

The Company recorded a Provision of $31.3 million during 2020, compared to $25.8 million in 2019. The most significant components comprising the Company’s Provision by reportable segment follow:

Traditional Banking segment

The Traditional Banking Provision during 2020 was $16.3 million compared to $2.4 million in 2019. An analysis of the Provision for 2020 compared to 2019 follows:

●	Related to the Bank’s pass-rated and non-rated loans, the Bank recorded net charges of $15.2 million and $562,000 to the Provision for 2020 and 2019. For 2020, the Traditional Bank recorded approximately $19.6 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. The Company’s analysis included the following:

o	the pandemic’s impact on national unemployment;
o	an analysis of the Bank’s loans to industries more directly harmed by the pandemic, such as the hospitality industry;
o	the number and amount in loans receiving pandemic related accommodations from the Bank; and,
o	a forecasted rise in vacancy rates for CRE within the Traditional Bank’s market footprint.

Offsetting the increase in the Provision due to the impact of the COVID-19 pandemic was a reduction in the Provision of approximately $4.4 million driven by a $274 million decrease in Traditional Bank non-PPP period-end balances during 2020.

The Provision in 2019 included the impact of a $900,000 credit upon the final settlement of the Company’s branch divestiture.

●	The Bank recorded net charges to the Provision of $916,000 and $2.2 million for 2020 and 2019 related to loans rated Substandard, Special Mention, or PCD. The charge during 2020 was driven by approximately $68 million of loans downgraded to Special Mention during 2020 partially offset by a $470,000 recovery recorded upon the payoff of a large CRE relationship that had been partially charged-off in a prior period. Downgrades to Special Mention during 2020 were primarily driven by economic concerns resulting from the COVID-19 pandemic. The charge during 2019 includes $2.8 million of Provision for two commercial relationships that defaulted during the period.

●	Related to the Bank’s corporate bonds held within its investment securities portfolio, the Bank recorded $127,000 of Provision during 2020, driven by higher PD and LGD assumptions stemming from COVID-19 economic concerns. The Company began provisioning for credit loss for its investment securities in 2020 as part of its adoption of ASC 326; therefore, no similar Provision was recognized during 2019.

As a percentage of total loans, the Traditional Banking ACLL was 1.34% from December 31, 2020 compared to 0.78% at December 31, 2019. The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses at December 31, 2020.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, nonperforming, impaired, and TDR loans.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1A “Risk Factors”

●	Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 13 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Warehouse Lending segment

The Warehouse Provision was a net charge of $613,000 for 2020 compared to a net charge of $622,000 for 2019. Provision expense for both 2020 and 2019 reflects the changes in general reserves for fluctuations in outstanding balances during the periods. Outstanding Warehouse balances increased $246 million during 2020 and $249 million during 2019.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% at December 31, 2020 and 2019. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses at December 31, 2020.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $13.2 million during 2020 compared to a net charge of $11.2 million in 2019.

The higher net charges to the Provision during 2020 resulted from EA repayment rates from the U.S. Treasury that significantly lagged those during the same period in 2019. Management believes the significant decline in repayment rates from the U.S. Treasury during 2020, particularly during the second quarter, was directly related to the impact of the COVID-19 pandemic.

TRS originated $388 million of EAs during 2020 compared to $389 million in 2019. The Company’s net loss on EAs to total EA originations for 2020 increased 62 basis points from 2019 to 3.36%. Each 0.10% in estimated loan loss reserves for EAs during 2020 equates to approximately $388,000 in Provision expense, while each 0.10% during 2019 equated to approximately $389,000.

As of December 31, 2020 and 2019, all unpaid EAs originated during each year had been charged-off.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Credit Solutions segment

RCS recorded a Provision of $1.2 million during 2020, a decrease of $10.2 million compared to same period in 2019. The decrease in the Provision was driven by a reduction in both net charge-offs and outstanding balances for RCS’s line-of-credit product, as the Company reduced marketing for RCS’s line-of-credit product in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 7.94% and 12.45% at December 31, 2020 and 2019. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses at December 31, 2020.

The following table presents RCS Provision by product:

Table 4 — RCS Provision by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2020	2019	2018	2020/2019	2019/2018
Product:
Line of credit	$1,178	$11,388	$14,100	(90)%	(19)%
Credit card	—	—	2,728	—	(100)
Hospital receivables	41	55	53	(25)	4
Total	$1,219	$11,443	$16,881	(89)	(32)

Noninterest Income

Table 5 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2020	2019	2018	2020/2019	2019/2018

Service charges on deposit accounts	$11,615	$14,197	$14,273	(18)%	(1)%
Net refund transfer fees	20,297	21,158	20,029	(4)	6
Mortgage banking income	31,847	9,499	4,825	235	97
Interchange fee income	11,188	11,859	11,159	(6)	6
Program fees	7,095	4,712	6,225	51	(24)
Increase in cash surrender value of bank owned life insurance	1,585	1,550	1,527	2	2
Net gains (losses) on other real estate owned	(40)	540	729	(107)	(26)
Net gain on branch divestiture	—	7,829	—	(100)	NM
Other	3,466	3,664	4,658	(5)	(21)
Total noninterest income	$87,053	$75,008	$63,425	16	18

NM - Not meaningful

Total Company noninterest income increased $12.0 million, or 16%, for 2020 compared to 2019. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking noninterest income decreased $11.1 million, or 29%, for 2020 compared to 2019. The most significant categories affecting the change in noninterest income for 2019 follow:

●	Traditional Bank noninterest income for 2019 includes a pre-tax $7.8 million net gain resulting from the final settlement of the Company’s branch divestiture during November 2020.

●	Service charges on deposit accounts decreased $2.6 million and interchange income decreased $622,000 from 2019 to 2020. Both decreases largely reflect a change in client savings and spending patterns during the pandemic-driven economic restrictions. In general, in the second quarter of 2020, client spending decreased meaningfully from the same period in 2019, while client deposit balances increased, thus producing less overdraft activity and less interchange revenue for the Bank.

Client spending patterns did begin returning to more normalized levels during the third quarter of 2020, however, management is uncertain at this time if this pattern will continue given the on-going spread of COVID-19 nationally.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $22.3 million, or 235%, during 2020 compared to 2019. Falling mortgage rates during 2020 drove strong growth in the Company’s consumer refinance activity, particularly within the Company’s relatively new Consumer Direct channel. Overall, the Company originated $783 million of secondary market mortgage loans during 2020 compared to $356 million for 2019.

In addition to the strong mortgage banking origination volume during 2020, the Company’s profit margin, measured as cash gains recognized as a percent of total loans sold, increased by approximately 150 basis points from 2.3% in 2019 to 3.8% in 2020. The stronger profit margin resulted from favorable market conditions on pricing during 2020. If, and when, consumer refinance volume begins to slow down in the future, management believes market conditions for pricing will become more competitive and return to a range of 2.0%-3.0%, which is more in-line with historical profit margins.

Mortgage banking income is greatly influenced by the overall mortgage market and the competitive environment. The Mortgage Bankers Association’s economic forecast released in January 2021 projected mortgage originations to decrease 24% across the United States from 2020 to 2021. If this economic forecast turns out to be substantially accurate, management believes that its mortgage banking income may also decrease. This predicted decrease in mortgage volume would likely increase the competitive environment and may negatively impact the Bank’s ability to maintain its existing origination volume and its existing profit margin on its loans sold.

Tax Refund Solutions segment

Within the TRS segment, noninterest income increased $918,000, or 4%, during 2020 compared to 2019. This increase reflected a $1.6 million increase in prepaid card program fees as a result of the Company’s May 1, 2020 acquisition of approximately $250 million in prepaid card balances offset by a $861,000 decrease in net RT fees. RTs processed decreased 8% from 2019 to 2020.

Republic Credit Solutions segment

Within the RCS segment, noninterest income remained at $4.9 million, with a $627,000 increase in program fees offset by a $659,000 decrease in other income resulting from a one-time gain recorded on discontinuation of RCS’s credit card product during 2019. RCS program fees increased primarily from $1.7 million in fees from RCS’s new installment loan product launched in December 2019 partially offset by a $1.3 million reduction in fees for RCS’s line-of-credit product. The Company reduced marketing for RCS’s installment loan and line-of-credit products during the first quarter of 2020 in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2020	2019	2018	2020/2019	2019/2018
Product:
Line of credit	$3,119	$4,392	$4,486	(29)%	(2)%
Credit card	—	—	1,703	—	(100)
Hospital receivables	102	232	144	(56)	61
Installment loans*	1,681	(349)	(403)	(582)	(13)
Total	$4,902	$4,275	$5,930	15	(28)

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Table 7 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2020	2019	2018	2020/2019	2019/2018

Salaries and employee benefits	$106,166	$99,181	$91,189	7%	9%
Occupancy and equipment, net	27,498	26,124	25,365	5	3
Communication and transportation	4,942	4,447	4,785	11	(7)
Marketing and development	4,031	5,023	4,432	(20)	13
FDIC insurance expense	1,010	743	1,494	36	(50)
Bank franchise tax expense	5,369	5,293	4,951	1	7
Data processing	12,066	9,189	9,613	31	(4)
Interchange related expense	4,303	4,870	4,480	(12)	9
Supplies	1,717	1,693	1,444	1	17
Other real estate owned and other repossession expense	46	326	94	(86)	247
Legal and professional fees	4,244	3,357	3,459	26	(3)
FHLB advances early termination penalties	2,108	—	—	NM	NM
Other	11,957	11,937	12,546	—	(5)
Total noninterest expense	$185,457	$172,183	$163,852	8	5

Total Company noninterest expense increased $13.3 million, or 8%, during 2020 compared to 2019. The most significant components comprising the change in noninterest expense by reportable segment follow:

Traditional Banking segment

For 2020 compared to 2019, Traditional Banking noninterest expense increased $5.4 million, or 4%. The following were the most significant categories affecting the change in noninterest expense:

●Salaries and employee benefits expense increased $2.5 million, or 3%, driven primarily by annual merit increases.

●	Data Processing expense increased $2.5 million, or 31%, driven by the Company’s increased investment in technology in 2020, with a substantial part of this investment related to systems to facilitate processing for PPP clients.

●	Occupancy and Equipment costs increased $1.2 million, or 5%, over 2019 costs driven primarily by two new banking centers and an increase in the Core Bank’s fleet of Interactive Teller Machines.

●	The Traditional Bank incurred $2.1 million in early termination penalties upon payoff of $60 million of FHLB term advances during the fourth quarter of 2020. These advances had a weighted average cost of 2.21%.

●	Offsetting the above were decreases in Marketing and Development, Interchange, and Travel and Entertainment expenses, with each of these expenses driven downward as a direct result of pandemic-related influences.

Republic Credit Solutions segment

RCS noninterest expense increased $1.1 million, or 44%, during 2020 compared to 2019. The fluctuation resulted from a $700,000 contingent legal reserve reversed during the fourth quarter of 2019 due to a positive settlement of the matter.

Income Tax Expense

The Company’s effective tax rate was approximately 19% in 2020 and 2019.

See additional detail regarding the Company’s Income Tax Expense under Footnote 19 “Income Taxes” of Part II Item 8 “Financial Statements and Supplemental Data.”

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $486 million in cash and cash equivalents at December 31, 2020 compared to $385 million at December 31, 2019. During 2019 and 2020, the Bank maintained a relatively high cash balance on its balance sheet for liquidity purposes.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This yield decreased from 1.55% at January 1, 2020 to 0.10% at December 31, 2020. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $3 million and $3 million at December 31, 2020 and 2019.

Investment Securities

Table 8 — Investment Securities Portfolio

December 31, (in thousands)	2020	2019	2018	2017	2016

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$246,909	$134,640	$216,873	$307,592	$294,544
Private label mortgage backed security	2,957	3,495	3,712	4,449	4,777
Mortgage backed securities - residential	211,202	255,847	169,209	106,374	73,004
Collateralized mortgage obligations	48,952	63,371	72,811	87,163	87,654
Corporate bonds	10,043	10,002	9,058	15,125	15,158
Trust preferred security	3,800	4,000	4,075	3,600	3,200
Total available-for-sale debt securities	523,863	471,355	475,738	524,303	478,337

Held-to-maturity debt securities (carrying value):
U.S. Treasury securities and U.S. Government agencies	—	—	—	—	506
Mortgage backed securities - residential	99	104	132	151	158
Collateralized mortgage obligations	13,061	16,970	19,544	23,437	27,142
Corporate bonds	39,808	44,995	45,088	40,175	25,058
Obligations of state and political subdivisions	356	462	463	464	—
Total held-to-maturity debt securities	53,324	62,531	65,227	64,227	52,864

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	560	714	410	473	483
Community Reinvestment Act mutual fund	2,523	2,474	2,396	2,455	2,455
Total equity securities with a readily determinable fair value	3,083	3,188	2,806	2,928	2,938

Total investment securities	$580,270	$537,074	$543,771	$591,458	$534,139

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

During 2020, the Bank purchased $299 million in investment debt securities, allocated among $54 million in MBSs and $245 million in U.S. government agencies. The mortgage-backed securities that were purchased had an expected weighted-average yield of approximately 2.02% and a weighted average expected life at purchase of 4.0 years. The U.S. Government agencies purchased had an expected weighted average yield of approximately 0.68% and a weighted average life of 3.5 years.

From 2013 to 2019, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 10%

and 10% of the Bank’s investment portfolio as of December 31, 2020 and 2019. During 2019, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of December 31, 2020, this bond had generally recovered its lost value and reflected an unrealized gain of $43,000.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. For the past several years, the Bank has continued to utilize a general strategy within the investment portfolio of purchasing securities with shorter-term durations. The Bank has used this general strategy for liquidity purposes and as an interest rate risk management tool in what has been a long period of historically low interest rates. Management believes the Bank will likely continue with this general strategy into the foreseeable future as market interest rates are expected to continue to rise in 2021.

Table 9 — Mortgage Backed Securities

December 31, (in thousands)	2020	2019	2018	2017	2016

Private label mortgage backed security	$2,957	$3,495	$3,712	$4,449	$4,777
Mortgage backed securities - residential	211,306	255,957	169,349	106,535	73,174
Collateralized mortgage obligations	62,189	80,414	92,487	110,819	114,922
Total fair value of mortgage backed securities	$276,452	$339,866	$265,548	$221,803	$192,873

Table 10 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2020 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$14,943	$15,118	1.73%	0.72
Due from one year to five years	230,261	231,791	0.77	3.02
Total U.S. Treasury securities and U.S. Government agencies	245,204	246,909	0.82	2.88
Corporate bonds:
Due from one year to five years	10,000	10,043	2.88	2.29
Total Corporate bonds	10,000	10,043	2.88	2.29
Trust preferred security, due beyond ten years	3,631	3,800	5.48	16.43
Private label mortgage backed security	1,707	2,957	7.96	12.59
Total mortgage backed securities - residential	203,786	211,202	2.13	12.07
Total collateralized mortgage obligations	48,190	48,952	1.39	19.83
Total available-for-sale debt securities	$512,518	$523,863	1.50	8.25

Table 11 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2020 (dollars in thousands)	Value	Value	Yield	Years

Corporate bonds:
Due from one year to five years	$35,031	$35,455	1.83%	2.42
Due from five years to ten years	4,955	5,030	1.17	5.10
Total corporate bonds	39,986	40,485	1.75	2.75
Obligations of state and political subdivisions:
Due from one year or less	110	111	1.88	0.58
Due from one year to five years	246	253	1.85	2.09
Total obligations of state and political subdivisions	356	364	1.81	1.62
Total mortgage backed securities - residential	99	104	3.76	14.06
Total collateralized mortgage obligations	13,061	13,237	0.87	18.89
Total held-to-maturity debt securities	$53,502	$54,190	1.54	6.71

Loan Portfolio

Table 12 — Loan Portfolio Composition

December 31, (in thousands)	2020	2019	2018	2017	2016

Traditional Banking:
Residential real estate:
Owner occupied	$879,800	$949,568	$1,001,832	$1,038,357	$1,149,176
Nonowner occupied	264,780	258,803	242,846	205,081	156,605
Commercial real estate	1,349,085	1,303,000	1,248,940	1,207,293	1,060,496
Construction & land development	98,674	159,702	175,178	150,065	119,650
Commercial & industrial	325,596	465,674	424,514	341,692	259,026
Paycheck Protection Program	392,319	—	—	—	—
Lease financing receivables	10,130	14,040	15,031	16,580	13,614
Aircraft	101,375	70,443	36,586	3,725	1,514
Home equity	240,640	293,186	332,548	347,655	341,285
Consumer:
Credit cards	14,196	17,836	19,095	16,078	13,414
Overdrafts	587	1,522	1,102	974	803
Automobile loans	30,300	52,923	63,475	65,650	52,579
Other consumer	8,167	9,234	15,897	16,776	18,230
Total Traditional Banking	3,715,649	3,595,931	3,577,044	3,409,926	3,186,392
Warehouse lines of credit*	962,796	717,458	468,695	525,572	585,439
Total Core Banking	4,678,445	4,313,389	4,045,739	3,935,498	3,771,831

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—
Other TRS loans	23,765	14,365	13,744	11,648	6,695
Republic Credit Solutions	110,893	105,397	88,744	66,888	32,252
Total Republic Processing Group	134,658	119,762	102,488	78,536	38,947

Total loans**	4,813,103	4,433,151	4,148,227	4,014,034	3,810,778
Allowance for credit losses	(61,067)	(43,351)	(44,675)	(42,769)	(32,920)

Total loans, net	$4,752,036	$4,389,800	$4,103,552	$3,971,265	$3,777,858

*     Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**  Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $380 million, or 9%, during 2020 to $4.8 billion at December 31, 2020. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking loans increased $120 million, or 3%, during 2020. The following primarily drove the change in loan balances during 2020:

●	The Bank originated $528 million of PPP loans during 2020. Approximately $401 million of these loans remained outstanding at December 31, 2020. These loans are reported in Table 11 above, net of $9 million in unaccreted origination fees.

●	Aircraft loans grew $31 million during 2020. In mid-2020 the Bank increased its financing threshold for aircraft-secured loans to $2.0 million

●	The C&I category decreased $140 million during 2020. The Company’s strategic wind down of its auto dealer floor plan program drove approximately $30 million of this decrease. The remaining decrease reflected paydowns and payoffs of C&I loans during the period. C&I loan production to offset these paydowns has been negatively impacted by pandemic driven credit conditions.

●	The C&D category decreased $61 million, driven by paydowns and payoffs of C&D loans during the period. C&D loan production to offset these payoffs and paydowns was negatively impacted by pandemic driven conditions.

●	The owner-occupied residential real estate and home equity categories decreased $70 million and $53 million. These decreases largely reflect a sharp drop in long-term market interest rates during 2020 that drove an increase in refinance volume for residential mortgages, with much of the refinance activity going into fixed rate products sold on the secondary market.

Regarding the Company’s PPP loans, these loans have a stated maturity of two years, an annualized fixed coupon rate of 1.0% to the client, are 100% guaranteed by the SBA, and 100% forgivable to the client if certain program metrics are met. The Bank earns an origination fee of 1%, 3%, or 5% based on the size of the loan.

Republic carried approximately $9 million in unaccreted PPP loan fees as of December 31, 2020, which it expects to accrete into income over the remaining life of the loans. While no guarantee can be made as to the overall life of these loans, management believes the loans are likely to remain on the Company’s balance sheet less than one year, as it expects the substantial majority of its clients to request forgiveness for their loans from the SBA as soon as possible, presuming these clients achieve the required program metrics.

The Economic Aid Act was enacted in December 2020 in further response to the COVID-19 pandemic. Among other things, the Economic Aid Act provides relief to borrowers to access additional credit through the SBA's PPP program. The Bank began actively participating in the new program during the first quarter of 2021 and had funded approximately $100 million in additional PPP loans through February 19, 2021.

Warehouse Lending segment

Outstanding Warehouse loans increased $245 million from December 31, 2019 to December 31, 2020. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. As was the case in 2020, the growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business in 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

Republic Credit Solutions segment

Outstanding RCS loans increased $5 million from December 31, 2019 to December 31, 2020 primarily reflecting a $16 million increase in hospital receivables partially offset by a $10 million decrease in outstanding balances for RCS’s line-of-credit product. As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2020.

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1A “Risk Factors”

●	Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 13 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 13 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2020 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate	$562,769	$28,163	$15,413	$519,193
Commercial real estate	519,063	23,188	82,210	413,665
Construction & land development	28,664	8,204	1,064	19,396
Commercial & industrial	161,709	20,657	102,170	38,882
Paycheck Protection Program	392,319	—	392,319	—
Lease financing receivables	10,130	1,184	8,946	—
Aircraft	101,375	—	—	101,375
Warehouse lines of credit	—	—	—	—
Home equity	921	863	—	58
Consumer	108,516	77,234	27,618	3,664
Total fixed rate loans	$1,885,466	$159,493	$629,740	$1,096,233

Variable rate loan maturities:

Residential real estate	$581,811	$1,855	$15,644	$564,312
Commercial real estate	830,022	45,509	153,159	631,354
Construction & land development	70,010	11,442	21,096	37,472
Commercial & industrial	187,652	49,383	87,761	50,508
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Warehouse lines of credit	962,796	962,796	—	—
Home equity	239,719	19,491	44,841	175,387
Consumer	55,627	14,196	—	41,431
Total variable rate loans	$2,927,637	$1,104,672	$322,501	$1,500,464

Total:

Residential real estate	$1,144,580	$30,018	$31,057	$1,083,505
Commercial real estate	1,349,085	68,697	235,369	1,045,019
Construction & land development	98,674	19,646	22,160	56,868
Commercial & industrial	349,361	70,040	189,931	89,390
Paycheck Protection Program	392,319	—	392,319	—
Lease financing receivables	10,130	1,184	8,946	—
Aircraft	101,375	—	—	101,375
Warehouse lines of credit	962,796	962,796	—	—
Home equity	240,640	20,354	44,841	175,445
Consumer	164,143	91,430	27,618	45,095
Total loans	$4,813,103	$1,264,165	$952,241	$2,596,697

Loans at maturity interval to overall total loans	100%	26%	20%	54%

Allowance for Credit Losses

At December 31, 2020, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

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

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 1 “Summary of Significant Accounting Policies” and Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data.”

The Company’s ACLL increased $18 million from $43 million at December 31, 2019 to $61 million at December 31, 2020. As a percent of total loans, the total Company’s ACLL increased to 1.27% at December 31, 2020 compared to 0.98% at December 31, 2019. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased $21 million to $50 million at December 31, 2020, driven partially by the Company’s January 1, 2020 CECL adoption entry of approximately $7 million and partially by approximately $20 million of reserves for the expected impact of the COVID-19 pandemic, which primarily included the following considerations:

o	the pandemic’s impact on national unemployment;
o	an analysis of loans to industries more directly harmed by the pandemic, such as the hospitality industry;
o	the number and amount in loans receiving pandemic related accommodations from the Bank; and,
o	a forecasted rise in vacancy rates for CRE within the Traditional Bank’s market footprint.

Offsetting the increase in the ACLL due to the pandemic was a reduction in the ACLL of approximately $5 million driven by a $274 million decrease in non-PPP Traditional Bank period-end balances from January 1, 2020 to December 31, 2020.  The Traditional Bank ACLL to total Traditional Bank loans increased 56 basis points to 1.34% when comparing December 31, 2020 to December 31, 2019.

Following the Company’s $51,000 ASC 326 adoption entry on January 1, 2020 establishing an ACLS for its debt securities, the Company increased its ACLS $127,000 during 2020 to $178,000 based on higher PD and LGD expectations on its corporate bond portfolios. These higher PD and LGD expectations generally reflect economic concerns from the COVID-19 pandemic.

Following the Company’s ASC 326 adoption entry on January 1, 2020 for an ACLC on its off-balance sheet credit exposures of $456,000, the Company increased its ACLC $533,000 during 2020 to $989,000 at December 31, 2020. The higher ACLC at December 31, 2020 reflects higher assumed usage rates on outstanding lines and higher assumed loss rates on credit converted balances over their expected lives. The ACLC is recorded on the liability side of the balance sheet, with any provision for loss recorded within other noninterest expense.

Warehouse Lending segment

The Warehouse ACLL increased to approximately $2.4 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing December 31, 2020 to December 31, 2019. As of December 31, 2020, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for 2020. Warehouse lines are generally short-term, sound quality facilities secured by marketable collateral; therefore, the Company made no adjustment to the Warehouse ACLL upon adoption of CECL.  Additionally, the Company made no ACLL adjustment for Warehouse lines for COVID-19 concerns at December 31, 2020, as its Warehouse clients are experiencing relatively high demand for refinance transactions as borrowers take advantage of the low interest rate environment.

Republic Credit Solutions segment

The RCS ACLL decreased $4 million to $9 million at December 31, 2020 from $13 million at December 31, 2019. The decrease in ACLL was driven by a $10 million decrease in outstanding balances for RCS’s line-of-credit product partially offset by a higher estimated loss rate on this product to account for COVID-19 economic concerns. As previously mentioned, the decrease in balances for RCS’s line-of-credit product was the direct result of a reduction in marketing for the product in response to the COVID-19 pandemic.

RCS maintained an ACLL for two distinct credit products offered at December 31, 2020, including its line-of-credit product and its healthcare-receivables product. At December 31, 2020, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables product to as high as 49% for its line-of-credit product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 14 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2020	2019	2018	2017	2016

ACLL at beginning of period	$43,351	$44,675	$42,769	$32,920	$27,491

Adoption of ASC 326	6,734	—	—	—	—

Charge-offs:

Traditional Banking:
Residential real estate	(169)	(683)	(1,187)	(330)	(416)
Commercial real estate	(795)	(1,407)	(7)	—	(514)
Construction & land development	—	—	—	—	(44)
Commercial & industrial	(310)	(1,505)	(200)	(189)	(330)
Home equity	(14)	(64)	(115)	(222)	(351)
Consumer	(1,481)	(2,054)	(2,099)	(2,042)	(1,727)
Total Traditional Banking	(2,769)	(5,713)	(3,608)	(2,783)	(3,382)
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	(2,769)	(5,713)	(3,608)	(2,783)	(3,382)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(19,575)	(13,425)	(12,478)	(8,121)	(3,474)
Other TRS loans	(234)	(692)	(74)	—	—
Republic Credit Solutions	(6,163)	(12,566)	(17,692)	(10,659)	(5,000)
Total Republic Processing Group	(25,972)	(26,683)	(30,244)	(18,780)	(8,474)
Total charge-offs	(28,741)	(32,396)	(33,852)	(21,563)	(11,856)

Recoveries:

Traditional Banking:
Residential real estate	182	414	285	272	429
Commercial real estate	472	4	131	139	152
Construction & land development	—	—	30	6	78
Commercial & industrial	122	9	51	34	127
Home equity	115	72	311	182	151
Consumer	508	628	604	596	636
Total Traditional Banking	1,399	1,127	1,412	1,229	1,573
Warehouse lines of credit	—	—	—	—	—
Total Core Banking	1,399	1,127	1,412	1,229	1,573

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	6,542	2,782	1,718	1,332	426
Other TRS loans	2	213	10	241	301
Republic Credit Solutions	629	1,192	1,250	906	492
Total Republic Processing Group	7,173	4,187	2,978	2,479	1,219

Total recoveries	8,572	5,314	4,390	3,708	2,792

Net loan recoveries (charge-offs)	(20,169)	(27,082)	(29,462)	(17,855)	(9,064)

Provision - Core Banking	16,743	3,066	3,568	3,773	3,945
Provision - RPG	14,408	22,692	27,800	23,931	10,548
Total Provision	31,151	25,758	31,368	27,704	14,493
ACLL at end of period	$61,067	$43,351	$44,675	$42,769	$32,920

Credit Quality Ratios - Total Company:

ACLL to total loans	1.27%	0.98%	1.08%	1.07%	0.86%
ACLL to nonperforming loans	259	185	277	284	205
Net loan charge-offs (recoveries) to average loans	0.42	0.61	0.72	0.47	0.25

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.11%	0.70%	0.78%	0.77%	0.74%
ACLL to nonperforming loans	221	129	197	213	175
Net loan charge-offs to average loans	0.03	0.11	0.06	0.04	0.05

The following table sets forth management’s allocation of the ACLL by loan class. The ACLL allocation is based on management’s assessment of economic conditions, historical loss experience, loan volume, past due and nonaccrual loans, and various other qualitative factors. Additionally, management began including life-of-loan and forecast considerations into its ACLL allocation upon adoption of the CECL method on January 1, 2020. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future ACLL allocation.

Table 15 — Management’s Allocation of the Allowance for Credit Losses on Loans

	2020		2019		2018		2017		2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31, (in thousands)	ACLL	Loans*	ACLL	Loans*	ACLL	Loans*	ACLL	Loans*	ACLL	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$9,715	19%	$4,729	22%	$6,035	26%	$6,474	25%	$7,531	31%
Nonowner occupied	2,466	6	1,737	6	1,662	6	1,396	5	1,139	4
Commercial real estate	23,606	28	10,486	29	10,030	30	9,043	30	8,078	28
Construction & land development	3,274	2	2,152	4	2,555	4	2,364	4	1,850	3
Commercial & industrial	2,797	7	2,882	11	2,873	10	2,198	9	1,511	7
Paycheck Protection Program	—	8	—	—	—	—	—	—	—	—
Lease financing receivables	106	—	147	—	158	—	174	—	136	—
Aircraft	253	2	176	1	91	—	9	—	4	—
Home equity	4,990	5	2,721	7	3,477	8	3,754	9	3,757	9
Consumer:
Credit cards	929	—	1,020	—	1,140	—	607	—	490	—
Overdrafts	587	—	1,169	—	1,102	—	974	—	675	—
Automobile loans	399	1	612	1	724	2	687	2	526	1
Other consumer	577	—	374	1	500	1	1,153	1	767	1
Total Traditional Banking	49,699	78	28,205	82	30,347	87	28,833	85	26,464	84
Warehouse lines of credit	2,407	20	1,794	16	1,172	11	1,314	13	1,464	15
Total Core Banking	52,106	98	29,999	98	31,519	98	30,147	98	27,928	99

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	158	—	234	—	107	—	12	—	25	—
Republic Credit Solutions	8,803	2	13,118	2	13,049	2	12,610	2	4,967	1
Total Republic Processing Group	8,961	2	13,352	2	13,156	2	12,622	2	4,992	1
Total	$61,067	100	$43,351	100	$44,675	100	$42,769	100	$32,920	100

*See Table 12 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses at December 31, 2020.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

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

The following table presents loan balances under COVID-19 accommodations as of June 30, 2020 and a rollforward of accommodated balances through December 31, 2020. Borrowers needing additional accommodation typically receive an additional three-month deferral or forbearance period, but may receive other forms of accommodation based on facts and circumstances.

Table 16 — Rollforward of COVID-19 Loan Accommodations

	Jun. 30, 2020	Six Months Ended Dec. 31, 2020			Dec. 31, 2020 COVID-19 Accommodations

	COVID-19	Additional	(Payments) Draws Made		Out of Accommodation		Still under Accommodation
(in thousands)	Accm.*	Accm.	Net (Pay)/Draw	(Payoffs)	Current	Past Due**	Single Accm.	Multiple Accm.

Traditional Banking:
Residential real estate:
Owner occupied	$51,570	$9,147	$(959)	$(7,148)	$47,471	$89	$2,358	$2,692
Nonowner occupied	58,754	—	(1,391)	(4,543)	52,820	—	—	—
Commercial real estate	491,314	5,196	(12,504)	(27,871)	447,145	4,079	2,859	2,052
Commercial & industrial	141,720	—	(13,947)	(13,672)	114,089	12	—	—
Construction & land development	28,927	—	491	(9,214)	16,246	—	3,958	—
Lease financing receivables	2,443	—	(289)	—	2,154	—	—	—
Aircraft	3,215	—	—	(171)	3,044	—	—	—
Home equity	13,776	671	(553)	(3,392)	10,330	—	150	22
Consumer	1,463	58	(246)	(1,203)	—	38	34	—
Total Traditional Banking	$793,182	$15,072	$(29,398)	$(67,214)	$693,299	$4,218	$9,359	$4,766

*Accm.= Accommodation(s)

**Loans 30-days-or-more past due on their contractual payments following exit from their accommodation period.

While less than 1% of accommodated balances out of their accommodation period were contractually past due as of December 31, 2020, the ultimate impact of the above accommodated loan balances on the Company’s Classified, Special Mention, nonperforming, and delinquent loans is currently uncertain. When evaluating its borrowers for further accommodation, the Bank considers prudent options based on the borrower’s credit risk; applicable federal and state laws and regulations, including COVID-related accommodations provided by the CARES Act and states and localities; and the Bank’s ability to ease cash flow pressures on the affected borrowers while improving the Bank’s likelihood of collection on its loans. If enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s Classified, Special Mention, nonperforming, and delinquent loans would substantially increase and negatively impact the Company’s overall operating performance.

As of December 31, 2020, approximately 80% of the Traditional Banking segment’s loans granted COVID-19 accommodations during 2020 were either within the CRE or C&I categories. Table 17 below presents by industry CRE and C&I loans that received COVID-19 accommodations during 2020, with balances as of December 31, 2020:

Table 17 — Traditional Bank Commercial Real Estate and Commercial & Industrial Loans Granted COVID-19 Accommodations by Industry

December 31, 2020 (dollars in thousands)	Total CRE & C&I	% Concentration

Industry:
Lessors of Nonresidential Buildings (except Miniwarehouses)	$167,142	29%
Hotels (except Casino Hotels) and Motels	66,254	12
Lessors of Residential Buildings and Dwellings	50,960	9
Full-Service Restaurants	36,867	6
Offices of Physicians (except Mental Health Specialists)	36,558	6
Limited-Service Restaurants	34,663	6
Fitness and Recreational Sports Centers	28,281	5
Offices of Dentists	13,809	2
Sports Teams and Clubs	11,644	2
Car Washes	11,458	2
Religious Organizations	11,084	2
Golf Courses and Country Clubs	6,421	1
Public Relations Agencies	5,672	1
General Freight Trucking, Long-Distance, Truckload	5,614	1
Child Day Care Services	4,486	1
All other industries	79,323	15
Total CRE and C&I	$570,236	100%

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI/PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCI/PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $65 million during 2020. This increase was driven by $51 million of CRE loans and $21 million of C&I loans primarily associated with hospitality and leisure industries that were downgraded during the fourth quarter of 2020 due to pandemic-related economic concerns. In January 2021, the Bank downgraded an additional $15 million of CRE loans and $5 million of C&I loans to Special Mention, with these January 2021 downgrades primarily associated with hospitality and leisure industries.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special Mention loans.

Table 18 — Classified and Special Mention Loans

December 31, (in thousands)	2020	2019	2018	2017	2016

Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard	30,193	33,297	19,860	21,202	21,412
PCI/PCD* - Substandard	1,887	1,289	1,559	1,771	2,366
Total Classified Loans	32,080	34,586	21,419	22,973	23,778

Special Mention	89,206	21,754	21,205	23,813	30,702
PCI/PCD* - Special Mention	895	797	1,121	1,833	7,908
Total Special Mention Loans	90,101	22,551	22,326	25,646	38,610

Total Classified and Special Mention Loans	$122,181	$57,137	$43,745	$48,619	$62,388
*

The Bank’s PCI loans at December 31, 2019 were reclassified to PCD loans on January 1, 2020 in connection with the Company’s adoption of ASC 326. See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements” for additional discussion regarding the Company’s adoption of ASC 326.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category included TDRs totaling approximately $7 million and $10 million at December 31, 2020 and 2019.

Nonperforming loans to total loans decreased to 0.49% at December 31, 2020 from 0.53% at December 31, 2019, as the total balance of nonperforming loans increased by $106,000, while total loans increased $380 million, or 9%, during 2020. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s nonperforming loans is currently uncertain.

Table 19 — Nonperforming Loans and Nonperforming Assets Summary

December 31, (in thousands)	2020	2019	2018	2017	2016

Loans on nonaccrual status*	$23,548	$23,332	$15,993	$14,118	$15,892
Loans past due 90-days-or-more and still on accrual**	47	157	145	956	167
Total nonperforming loans	23,595	23,489	16,138	15,074	16,059
Other real estate owned	2,499	113	160	115	1,391
Total nonperforming assets	$26,094	$23,602	$16,298	$15,189	$17,450

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.49%	0.53%	0.39%	0.38%	0.42%
Nonperforming assets to total loans (including OREO)	0.54	0.53	0.39	0.38	0.46
Nonperforming assets to total assets	0.42	0.42	0.31	0.30	0.36

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.50%	0.54%	0.40%	0.36%	0.42%
Nonperforming assets to total loans (including OREO)	0.56	0.54	0.40	0.36	0.46
Nonperforming assets to total assets	0.45	0.43	0.32	0.28	0.36

*Loans on nonaccrual status include impaired loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

** Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Table 20 — Nonperforming Loan Composition

	2020		2019		2018		2017		2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
Years Ended December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$14,328	1.63%	$12,220	1.29%	$11,182	1.12%	$9,230	0.89%	$10,955	0.96%
Nonowner occupied	81	0.03	623	0.24	669	0.28	257	0.13	852	0.54
Commercial real estate	6,762	0.50	6,865	0.53	2,318	0.19	3,247	0.27	2,725	0.26
Construction & land development	—	—	143	0.09	—	—	67	0.04	77	0.06
Commercial & industrial	55	0.02	1,424	0.30	630	0.15	—	—	154	0.06
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—	—	—
Home equity	2,141	0.89	1,865	0.64	1,095	0.33	1,217	0.35	1,069	0.31
Consumer:
Credit cards	5	0.04	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—	—
Automobile loans	170	0.56	179	0.34	75	0.12	68	0.10	—	—
Other consumer	11	0.13	13	0.02	37	0.08	51	0.25	145	0.73
Total Traditional Banking	23,553	0.63	23,332	0.65	16,006	0.45	14,137	0.41	15,977	0.50
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	23,553	0.50	23,332	0.54	16,006	0.40	14,137	0.36	15,977	0.42

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	—	53	0.37	4	0.03	—	—	—	—
Republic Credit Solutions	42	0.04	104	0.10	128	0.14	937	1.40	82	0.25
Total Republic Processing Group	42	0.03	157	0.13	132	0.13	937	1.19	82	0.21

Total nonperforming loans	$23,595	0.49	$23,489	0.53	$16,138	0.39	$15,074	0.38	$16,059	0.42

Table 21 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,110	27	$4,966	5	$4,252	178	$14,328
Nonowner occupied	3	81	—	—	—	—	3	81
Commercial real estate	2	45	3	925	3	5,792	8	6,762
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	55	—	—	—	—	2	55
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	26	867	6	1,274	—	—	32	2,141
Consumer:
Credit cards	NM	5	—	—	—	—	NM	5
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	14	170	—	—	—	—	14	170
Other consumer	7	11	—	—	—	—	7	11
Total Traditional Banking	200	6,344	36	7,165	8	10,044	244	23,553
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	200	6,344	36	7,165	8	10,044	244	23,553

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	—	—	—	—	—	NM	—
Republic Credit Solutions	NM	42	—	—	—	—	NM	42
Total Republic Processing Group	NM	42	—	—	—	—	NM	42

Total	200	$6,386	36	$7,165	8	$10,044	244	$23,595

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2019		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	137	$5,005	24	$4,525	3	$2,690	164	$12,220
Nonowner occupied	3	84	—	—	1	539	4	623
Commercial real estate	2	45	2	609	4	6,211	8	6,865
Construction & land development	—	—	1	143	—	—	1	143
Commercial & industrial	—	—	2	397	1	1,027	3	1,424
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	23	795	5	1,070	—	—	28	1,865
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	13	179	—	—	—	—	13	179
Other consumer	7	13	—	—	—	—	7	13
Total Traditional Banking	185	6,121	34	6,744	9	10,467	228	23,332
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	185	6,121	34	6,744	9	10,467	228	23,332

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	53	—	—	—	—	NM	53
Republic Credit Solutions	NM	104	—	—	—	—	NM	104
Total Republic Processing Group	NM	157	—	—	—	—	NM	157

Total	185	$6,278	34	$6,744	9	$10,467	228	$23,489

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $1.3 million, $1.5 million and $852,000 in 2020, 2019, and 2018.

Based on the Bank’s review as of December 31, 2020, management believes that its reserves are adequate to absorb expected losses on all nonperforming credits.

Table 22 — Rollforward of Nonperforming Loan

Years Ended December 31, (in thousands)	2020	2019	2018	2017	2016

Nonperforming loans at the beginning of the period	$23,489	$16,138	$15,074	$16,059	$21,936
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	8,993	13,806	8,129	7,204	3,784
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(7,959)	(4,242)	(5,079)	(8,196)	(8,086)
Principal balance paydowns of loans nonperforming at both period ends	(817)	(2,225)	(1,175)	(782)	(1,742)
Net change in principal balance of other loans nonperforming at both period ends*	(111)	12	(811)	789	167

Nonperforming loans at the end of the period	$23,595	$23,489	$16,138	$15,074	$16,059

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 23 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2020	2019	2018	2017	2016

Loans charged off	$(1,142)	$(339)	$(46)	$(287)	$(329)
Loans transferred to OREO	(2,254)	(1,174)	(569)	(574)	(2,986)
Loans refinanced at other institutions	(4,420)	(2,610)	(4,043)	(3,841)	(4,771)
Loans returned to accrual status	(143)	(119)	(421)	(3,494)	—

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(7,959)	$(4,242)	$(5,079)	$(8,196)	$(8,086)

Delinquent Loans

Delinquent loans to total loans decreased to 0.41% at December 31, 2020, from 0.47% at December 31, 2019, primarily due to an $857,000, or 4%, decrease in delinquent loans and a $380 million, or 9%, increase in total loans during 2020.

Core Bank delinquent loans to total Core Bank loans decreased to 0.21% at December 31, 2020 from 0.30% at December 31, 2019. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of December 31, 2020 and December 31, 2019 were on nonaccrual status. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s delinquent loans is currently uncertain.

Table 24 — Delinquent Loan Composition*

	2020		2019		2018		2017		2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$3,260	0.37%	$4,434	0.47%	$5,525	0.61%	$4,782	0.46%	$4,554	0.40%
Nonowner occupied	—	—	539	0.21	1,008	0.42	146	0.07	46	0.03
Commercial real estate	5,457	0.40	3,300	0.25	1,099	0.09	1,727	0.14	425	0.04
Construction & land development	—	—	—	—	—	—	67	0.04	—	—
Commercial & industrial	12	0.00	1,355	0.28	25	0.01	15	0.00	342	0.13
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—	—	—
Home equity	702	0.29	2,918	1.00	784	0.24	1,221	0.35	970	0.28
Consumer:
Credit cards	73	0.51	155	0.87	129	0.68	74	0.46	18	0.13
Overdrafts	147	25.04	283	18.59	230	20.87	233	23.92	161	20.05
Automobile loans	56	0.18	49	0.09	28	0.04	60	0.09	—	—
Other consumer	6	0.07	9	0.01	47	0.10	135	0.66	305	1.54
Total Traditional Banking	9,713	0.26	13,042	0.36	8,875	0.25	8,460	0.25	6,821	0.21
Warehouse lines of credit	—	—	—	—	—	—	—	—	—	—
Total Core Banking	9,713	0.21	13,042	0.30	8,875	0.22	8,460	0.21	6,821	0.18

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	—	119	0.83	10	0.07	—	—	—	—
Republic Credit Solutions	10,234	9.23	7,643	7.25	7,077	7.97	5,641	8.43	2,137	6.63
Total Republic Processing Group	10,234	7.60	7,762	6.48	7,087	6.91	5,641	7.18	2,137	5.49

Total delinquent loans	$19,947	0.41	$20,804	0.47	$15,962	0.38	$14,101	0.35	$8,958	0.24

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 25 — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2020	2019	2018	2017	2016

Delinquent loans at the beginning of the period	$20,804	$15,962	$14,101	$8,958	$11,731
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	6,681	9,947	7,092	7,015	5,399
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(8,617)	(6,747)	(6,332)	(5,181)	(10,205)
Principal balance paydowns of loans delinquent at both period ends	(146)	(120)	(334)	(170)	(94)
Net change in principal balance of other loans delinquent at both period ends*	1,225	1,762	1,435	3,479	2,127
Delinquent loans at the end of period	$19,947	$20,804	$15,962	$14,101	$8,958

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 26 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2020	2019	2018	2017	2016

Loans charged off	$(115)	$(453)	$(50)	$(114)	$(150)
Loans transferred to OREO	(2,254)	(1,370)	(502)	(526)	(2,805)
Loans refinanced at other institutions	(4,052)	(1,988)	(3,523)	(2,529)	(3,926)
Loans paid current	(2,196)	(2,936)	(2,257)	(2,012)	(3,324)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(8,617)	$(6,747)	$(6,332)	$(5,181)	$(10,205)

Impaired Loans and Troubled Debt Restructurings

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

Table 27 — Collateral Dependent Loan Composition

December 31, (in thousands)	2020	2019	2018	2017	2016

Cashflow-dependent TDRs	$10,938	$14,348	$19,043	$21,840	$27,924
Collateral-dependent TDRs	9,840	16,433	13,820	12,797	13,662
Total TDRs	20,778	30,781	32,863	34,637	41,586
Collateral dependent loans (which are not TDRs)	20,806	19,569	8,572	10,979	11,098
Total recorded investment in TDRs and collateral-dependent loans	$41,584	$50,350	$41,435	$45,616	$52,684

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned

Table 28 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2020	2019	2018	2017	2016

OREO at beginning of period	$113	$160	$115	$1,391	$1,220
Transfer from loans to OREO	2,750	1,527	662	841	4,778
Proceeds from sale*	(324)	(2,114)	(1,346)	(2,793)	(4,851)
Net gain on sale	65	540	729	831	514
Writedowns	(105)	—	—	(155)	(270)
OREO at end of period	$2,499	$113	$160	$115	$1,391

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

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses. The Company carried $68 million and $66 million of BOLI on its consolidated balance sheet at December 31, 2020 and 2019.

Table 30 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2020	2019	2018	2017	2016

BOLI at beginning of period	$66,433	$64,883	$63,356	$61,794	$52,817
BOLI acquired	—	—	—	—	7,461
Increase in cash surrender value	1,585	1,550	1,527	1,562	1,516
BOLI at end of period	$68,018	$66,433	$64,883	$63,356	$61,794

Deposits

Table 30— Deposit Composition

December 31, (in thousands)	2020	2019	2018	2017	2016

Core Bank:
Demand	$1,217,263	$922,972	$937,402	$944,812	$872,709
Money market accounts	712,824	793,950	717,954	546,998	541,622
Savings	236,335	175,588	187,868	182,800	164,410
Individual retirement accounts (1)	47,889	51,548	53,524	47,982	42,642
Time deposits, $250 and over (1)	83,448	104,412	84,104	77,891	37,200
Other certificates of deposit (1)	199,214	248,161	239,324	189,661	140,894
Reciprocal money market and time deposits (1)	314,109	189,774	217,153	346,613	221,113
Brokered deposits (1)	25,010	200,072	9,394	72,718	168,150
Total Core Bank interest-bearing deposits	2,836,092	2,686,477	2,446,723	2,409,475	2,188,740
Total Core Bank noninterest-bearing deposits	1,503,662	981,164	971,422	988,537	943,329
Total Core Bank deposits	4,339,754	3,667,641	3,418,145	3,398,012	3,132,069

Republic Processing Group:
Money market accounts	6,673	66,152	5,453	1,641	—
Total RPG interest-bearing deposits	6,673	66,152	5,453	1,641	—

Brokered prepaid card deposits	257,856	9,128	4,350	1,509	145
Other noninterest-bearing deposits	128,898	43,087	28,197	31,996	28,478
Total RPG noninterest-bearing deposits	386,754	52,215	32,547	33,505	28,623
Total RPG deposits	393,427	118,367	38,000	35,146	28,623

Total deposits	$4,733,181	$3,786,008	$3,456,145	$3,433,158	$3,160,692
(1)	Includes time deposits.

Total Company deposits increased $947 million, or 25%, from December 31, 2019 to $4.7 billion at December 31, 2020.

Total Company noninterest-bearing deposits increased $857 million, or 83%, with the following primarily driving growth:

●	Management believes much of the growth in noninterest-bearing deposits at the Traditional Bank was a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

●	RPG noninterest-bearing deposits increased $335 million during 2020, with growth driven by the Company’s May 1, 2020 assumption of approximately $250 million of prepaid card balances from another financial institution. The prepaid card deposit balances acquired in May 2020 and associated deposits, have ranged from a low of $220 million to a high of $325 million since their assumption, with an average of $272 million since May 1, 2020.

Total Company interest-bearing deposits increased approximately $90 million for 2020, with the following primarily driving growth:

●	Similar to growth in noninterest-bearing deposits, management believes much of the remaining growth in interest-bearing deposits at the Traditional Bank was a flight to safety brought about by the COVID-19 pandemic.

●	Offsetting the positive drivers above was a $73 million decline in MemoryBank’s online money market accounts to rate-sensitive clients, as the Bank significantly lowered its pricing during the period due to correspond with the overall decline in market interest rates.

●	In addition to the decline in MemoryBank balances, the Bank also had a $37 million deposit outflow from one money-market client. At this time, management does not anticipate this large deposit will be replaced by this particular client in the foreseeable future.

●	RPG interest-bearing deposits decreased $59 million due to the exit of short-term seasonal funding used by the TRS segment during the first quarter of 2020.

Table 31 — Average Deposits

	2020		2019		2018		2017		2016
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,291,980	0.09%	$1,141,084	0.49%	$1,120,633	0.39%	$1,095,276	0.22%	$962,473	0.10%
Money market accounts	739,524	0.26	772,854	0.97	639,560	0.63	554,336	0.29	546,360	0.20
Time deposits	400,704	1.96	409,301	2.02	348,670	1.63	266,332	1.19	221,634	1.00
Brokered and reciprocal money market	281,684	0.39	215,913	1.49	289,441	0.78	314,788	0.68	289,612	0.43
Brokered and reciprocal certificates of deposit	199,594	1.50	216,794	2.11	47,081	1.50	36,931	1.25	38,513	1.45
Total average interest-bearing deposits	2,913,486	0.52	2,755,946	1.06	2,445,385	0.70	2,267,663	0.43	2,058,592	0.29
Total average noninterest-bearing deposits	1,672,442	—	1,120,608	—	1,147,432	—	1,073,181	—	894,049	—
Total average deposits	$4,585,928	0.33	$3,876,554	0.75	$3,592,817	0.47	$3,340,844	0.29	$2,952,641	0.21

Table 32 — Maturities of Time Deposits Greater than $100,000 at December 31, 2020

		Weighted
		Average
Maturity (dollars in thousands)	Principal	Rate

Three months or less	$47,399	1.64%
Over three months through six months	22,259	1.50
Over six months through 12 months	55,024	0.69
Over 12 months	63,044	2.24
Total	$187,726	1.55

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

SSUARs totaled $211 million and $168 million at December 31, 2020 and 2019. The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Table 33 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2020	2019	2018	2017	2016

Outstanding balance at end of period	$211,026	$167,617	$182,990	$204,021	$173,473
Weighted average interest rate at period end	0.04%	0.32%	0.83%	0.31%	0.05%
Average outstanding balance during the period	$204,797	$236,883	$225,145	$219,515	$280,296
Average interest rate during the period	0.09%	0.51%	0.50%	0.23%	0.02%
Maximum outstanding at any month end	$295,698	$276,927	$260,147	$293,944	$367,373

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

Federal Home Loan Bank Advances

As the overall increase in deposits outpaced the overall increase in interest-earning assets for 2020, FHLB term advances declined by $540 million from December 31, 2019 to December 31, 2020. As of December 31, 2020, the Bank held one term advance of $10 million at a rate of 1.89%. This advance matured in January 2021. This compares to term advances outstanding as of December 31, 2019 of $550 million with a weighted average remaining life of 0.47 years and a weighted average rate of 1.87%. During the fourth quarter of 2020, the Bank chose to pay-off $60 million of these term advances prior to their maturity incurring an early-termination fee of $2.1million. The Bank made this decision due to its excess liquidity driven by the substantial deposit growth it achieved during 2020 combined with the near-term outlook for low interest rates. The Bank believes it will substantially “earn back” the early termination penalty through lower interest expense to the Bank over the next two years if short-term interest rates remain at December 31, 2020 levels.

The Bank held $225 million in overnight advances at a rate of 0.16% at December 31, 2020, compared to $200 million in overnight advances at a rate of 1.63% at December 31, 2019. The usage of overnight FHLB advances is expected to continue to fluctuate based on the overall usage rates for the Bank’s warehouse lines of credit, which are also tied to short-term repricing indices, as well as current favorable deposit gathering trends.

Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Table 34 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2020	2019	2018	2017	2016

Outstanding balance at end of period	$235,000	$750,000	$810,000	$737,500	$802,500
Weighted average interest rate at period end	0.23%	1.73%	2.26%	1.61%	1.35%
Average outstanding balance during the period	$211,776	$595,613	$557,090	$563,552	$583,591
Average interest rate during the period	1.66%	2.15%	1.88%	1.57%	1.87%
Maximum outstanding at any month end	$590,000	$1,170,000	$967,500	$1,002,500	$987,500

Interest Rate Swaps

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the 3-month LIBOR or the overall changes in cash flows on certain money market deposit accounts tied to 1-month LIBOR. The counterparty for both swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. Both swaps terminated in December 2020.

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

Liquidity

The Bank had a loan to deposit ratio (excluding brokered deposits) of 108% at December 31, 2020 and 126% at December 31, 2019. At December 31, 2020 and December 31, 2019, the Company had cash and cash equivalents on-hand of $486 million and $385 million. The Bank also had available borrowing capacity of $683 million and $259 million from the FHLB at December 31, 2020 and December 31, 2019. In addition, the Bank’s liquidity resources included unencumbered debt securities of $274 million and $304 million as of December 31, 2020 and December 31, 2019 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2020 and December 31, 2019, these pledged investment securities had a fair value of $304 million and $230 million. Republic’s banking centers and its websites, www.republicbank.com and www.mymemorybank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2020, the Bank had approximately $1.6 billion in deposits from 231 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $759 million, or 16%, of the Company’s total deposit balances at December 31, 2020. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

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

See additional detail regarding the impact of COVID-19 under:

●	Part I Item 1A “Risk Factors”

●	Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 2 “Investment Securities”
o	Footnote 4 “Loans and Allowance for Credit Losses”
o	Footnote 13 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Capital

Table 35 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

As of and for the Years Ended December 31, (dollars in thousands, except per share data)	2020	2019	2018	2017	2016

Stockholders’ equity	$823,323	$764,244	$689,934	$632,424	$604,406
Book value per share at December 31,	39.40	36.49	33.03	30.33	28.97
Tangible book value per share at December 31,*	38.27	35.41	31.98	29.27	27.89
Dividends declared per share - Class A Common Stock	1.144	1.056	0.968	0.869	0.825
Dividends declared per share - Class B Common Stock	1.040	0.960	0.880	0.790	0.750
Average stockholders’ equity to average total assets	13.35%	13.16%	13.00%	13.02%	13.32%
Total risk-based capital	18.52	17.01	16.80	16.04	16.37
Common equity tier 1 capital	16.61	15.29	14.92	14.15	14.59
Tier 1 risk-based capital	17.43	16.11	15.81	15.06	15.55
Tier 1 leverage capital	13.70	13.93	14.11	13.21	13.54
Dividend payout ratio	29	24	26	39	37
Dividend yield	3.17	2.26	2.50	2.29	2.09

*See Footnote 2 of Part II, Item 6 “Selected Financial Data” for additional detail.

Total stockholders’ equity increased from $764 million at December 31, 2019 to $823 million at December 31, 2020. The increase in stockholders’ equity was primarily attributable to net income earned during 2020 reduced by cash dividends declared and common stock repurchases.

On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2020, the Bank could, without prior approval, declare dividends of approximately $183 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.35% at December 31, 2020 compared to 13.16% at December 31, 2019. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2021 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 36 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2020 (in thousands)	one year	three years	five years	years	Total

Unused warehouse lines of credit	$456,004	$—	$—	$—	$456,004
Unused home equity lines of credit	22,254	37,645	57,808	235,615	353,322
Unused loan commitments - other	680,689	47,424	8,997	38,018	775,128
Standby letters of credit	10,236	609	104	—	10,949
FHLB letter of credit	643	—	—	—	643
Total off balance sheet items	$1,169,826	$85,678	$66,909	$273,633	$1,596,046

A portion of the unused commitments above are expected to expire or may not be fully used; therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $11 million and $11 million at December 31, 2020 and 2019. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2020, the Bank had a $643,000 letter of credit from the FHLB issued on behalf of a Bank client. This letter of credit was used as credit enhancements for client bond offerings and reduced the Bank’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follow:

Table 37 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2020 (in thousands)	one year	three years	five years	years	Total

Deposits without a stated maturity*	$4,334,784	$—	$—	$—	$4,334,784
Time deposits (including brokered CDs)*	272,418	110,971	15,219	60	398,668
Federal Home Loan Bank advances*	235,070	—	—	—	235,070
Subordinated note*	—	—	—	41,240	41,240
Securities sold under agreements to repurchase*	211,026	—	—	—	211,026
Lease commitments	7,060	13,691	11,244	18,507	50,502
Other commitments**	13,948	9,089	1,229	1,403	25,669
Total contractual obligations	$5,074,306	$133,751	$27,692	$61,210	$5,296,959

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

As of December 31, 2020, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning January 1, 2021 and ending December 31, 2021 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 38 — Bank Interest Rate Sensitivity at December 31, 2020 and 2019

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income at December 31, 2020	0.4%	(4.5)%	(7.0)%	(5.7)%	(4.2)%
% Change from base net interest income at December 31, 2019	(4.3)%	0.9%	1.6%	1.9%	2.5%

The Bank’s dynamic simulation model run for December 2020 projected a decrease in the Bank’s net interest income plus secondary market loan fees for all Up-rate scenarios. The projections as of December 2019 reflected a decrease in the Down-100 scenario and an increase in all Up-rate scenarios. As compared to December 2019, the deterioration in the Up-rate scenarios for December 2020 was generally due to the impact of an expected reduction in secondary market loan fees as interest rates rise from their current historic lows. The improvement in the Down-100 scenario is primarily related to the number of loans that have reached or are expected to reach their interest rate floors, and therefore not subject to further rate reductions. Additionally, the improvement in the Down-100 scenario was due to an estimated rise in secondary market loan fees in a falling rate environment.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2020, the Company’s internal control was effective in achieving the objectives stated above. Crowe LLP has provided its report on the audited 2020 and 2019 consolidated financial statements and on the effectiveness of the Company’s internal control in their report dated February 26, 2021.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

February 26, 2021

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

of Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326).  The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.  The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Current Expected Credit Loss Adoption and Qualitative Component

The Company adopted ASC 326, Financial Instruments – Credit Losses as of January 1, 2020, using the modified retrospective method as described in Note 1 and referred to in the change in accounting principle explanatory paragraph above.  In doing so, the Company recorded a decrease to retained earnings of $4.3 million for the cumulative effect of adopting ASC 326, as noted in the Consolidated Statements of Changes in Shareholders’ Equity.  As of December 31, 2020, the allowance for credit losses on loans was $61.1 million.  The Company has disclosed the impact of adoption in Note 1 to the Consolidated Financial Statements and the allowance for credit losses on loans as of December 31, 2020 is disclosed in Note 4.  ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical loss rates, qualitative factors and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses on loans, as well as the credit quality and underwriting standards of the loan portfolio.

Management employs a process and methodology to estimate the allowance for credit losses on loans  (“ACLL”) that evaluates both quantitative and qualitative metrics. The methodology for evaluating quantitative loss rates consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics.  These loans are referred to as pooled loans and the methodology to estimate the ACLL is discussed below. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

For pooled loans, the Company utilizes a “static-pool” method to estimate credit losses over the expected life of the loan. The “static-pool” methodology analyzes historical closed pools of similar loans over their expected lives to attain a historical loss rate.  This historical loss rate when applied to the loan pool is referred to as the general component of the ACLL. The general component is then adjusted for the qualitative component, which is comprised of reasonable and supportable forecasts and qualitative factors.  , Reasonable and supportable forecasts, which include one-year forecast adjustments,  are based on a forecast of the U.S. national unemployment rate and vacancy rates for CRE in the Company’s footprint. Subsequent to the one-year forecast, loss rates are assumed to immediately revert back to the historical loss rate. Qualitative factors are also applied to the general component for differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in property values or other relevant credit metrics. Management’s determination of the qualitative component comprising reasonable and supportable forecasts and qualitative factors relies on a qualitative assessment of risks to determine the impact on the ACLL.

We identified management’s implementation and quarterly application of the allowance for credit losses on loans, specifically the qualitative component, as a critical audit matter due to the degree of judgment applied to these adjustments.  This critical audit matter requires the performance of audit procedures to evaluate the implementation and subsequent application of ASC 326 for loans and involved especially subjective auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel. Management’s analysis of the reasonable and supportable forecasts and qualitative factors to determine the qualitative component of the allowance for credit losses on loans requires a high degree of subjectivity and judgment and requires the Company to make significant estimates of the risks present for each portfolio segment.  Changes in these assumptions could have a material effect on the Company’s financial results.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of controls over the adoption of and evaluation of the qualitative component of the ACLL on loans, including controls addressing:

●	The selection and application of new accounting policies, specifically the qualitative component.
●	Data inputs, judgments and calculations used to determine the forecasts and qualitative factors.
●	Management’s review of the forecasts and qualitative factors.
●	Management’s review of the qualitative component and the reasonableness of the ACLL on loans.

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing and ongoing assessment of the estimate of the qualitative component included:

●	We evaluated the appropriateness of the Company’s accounting policies, assumptions and elections involved in adoption of ASC 326 for loans, specifically the qualitative component.
●	We tested the accuracy of inputs and mathematical accuracy of the qualitative component of the allowance for credit losses on loans calculation.
●	Evaluation of the reasonableness and completeness and accuracy of management’s judgments related to forecasted unemployment and commercial vacancy rates for commercial real estate in the Company’s footprint. Our evaluation considered the weight of evidence from internal and external sources
●	Evaluation of the reasonableness of management’s judgments and conclusions related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.

We have served as the Company’s auditor since 1996. Louisville, Kentucky
February 26, 2021

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2020	2019
ASSETS

Cash and cash equivalents	$485,587	$385,303
Available-for-sale debt securities, at fair value (amortized cost of $512,518 in 2020 and $467,122 in 2019, allowance for credit losses of $0 in 2020 and $0 in 2019)	523,863	471,355
Held-to-maturity debt securities (fair value of $54,190 in 2020 and $63,156 in 2019, allowance for credit losses of $178 in 2020 and $0 in 2019)	53,324	62,531
Equity securities with readily determinable fair value	3,083	3,188
Mortgage loans held for sale, at fair value	46,867	19,224
Consumer loans held for sale, at fair value	3,298	598
Consumer loans held for sale, at the lower of cost or fair value	1,478	11,646
Loans (loans carried at fair value of $497 in 2020 and $998 in 2019)	4,813,103	4,433,151
Allowance for credit losses	(61,067)	(43,351)
Loans, net	4,752,036	4,389,800
Federal Home Loan Bank stock, at cost	17,397	30,831
Premises and equipment, net	39,512	46,196
Right-of-use assets	43,345	35,206
Goodwill	16,300	16,300
Other real estate owned	2,499	113
Bank owned life insurance	68,018	66,433
Other assets and accrued interest receivable	111,718	81,595

TOTAL ASSETS	$6,168,325	$5,620,319

LIABILITIES

Deposits:
Noninterest-bearing	$1,890,416	$1,033,379
Interest-bearing	2,842,765	2,752,629
Total deposits	4,733,181	3,786,008

Securities sold under agreements to repurchase and other short-term borrowings	211,026	167,617
Operating lease liabilities	44,340	36,530
Federal Home Loan Bank advances	235,000	750,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	80,215	74,680

Total liabilities	5,345,002	4,856,075

Commitments and contingent liabilities (Footnote 13)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,696,607 shares (2020) and 18,736,445 shares (2019) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,199,455 shares (2020) and 2,206,412 shares (2019) issued and outstanding	4,899	4,907
Additional paid in capital	143,637	142,068
Retained earnings	666,278	614,171
Accumulated other comprehensive income	8,509	3,098

Total stockholders’ equity	823,323	764,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,168,325	$5,620,319

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2020	2019	2018
INTEREST INCOME:
Loans, including fees	$241,044	$260,064	$237,621
Taxable investment securities	9,798	13,546	11,830
Federal Home Loan Bank stock and other	1,416	7,273	6,730
Total interest income	252,258	280,883	256,181

INTEREST EXPENSE:
Deposits	15,089	29,135	17,017
Securities sold under agreements to repurchase and other short-term borrowings	177	1,211	1,125
Federal Reserve Payment Protection Plan Liquidity Facility	153	—	—
Federal Home Loan Bank advances	3,524	12,791	10,473
Subordinated note	1,000	1,620	1,508
Total interest expense	19,943	44,757	30,123

NET INTEREST INCOME	232,315	236,126	226,058
Provision for expected credit loss expense	31,278	25,758	31,368
NET INTEREST INCOME AFTER PROVISION	201,037	210,368	194,690

NONINTEREST INCOME:
Service charges on deposit accounts	11,615	14,197	14,273
Net refund transfer fees	20,297	21,158	20,029
Mortgage banking income	31,847	9,499	4,825
Interchange fee income	11,188	11,859	11,159
Program fees	7,095	4,712	6,225
Increase in cash surrender value of bank owned life insurance	1,585	1,550	1,527
Net gains (losses) on other real estate owned	(40)	540	729
Net gain on branch divestiture	—	7,829	—
Other	3,466	3,664	4,658
Total noninterest income	87,053	75,008	63,425

NONINTEREST EXPENSE:
Salaries and employee benefits	106,166	99,181	91,189
Occupancy and equipment, net	27,498	26,124	25,365
Communication and transportation	4,942	4,447	4,785
Marketing and development	4,031	5,023	4,432
FDIC insurance expense	1,010	743	1,494
Bank franchise tax expense	5,369	5,293	4,951
Data processing	12,066	9,189	9,613
Interchange related expense	4,303	4,870	4,480
Supplies	1,717	1,693	1,444
Other real estate owned and other repossession expense	46	326	94
Legal and professional fees	4,244	3,357	3,459
FHLB advances early termination penalties	2,108	—	—
Other	11,957	11,937	12,546
Total noninterest expense	185,457	172,183	163,852

INCOME BEFORE INCOME TAX EXPENSE	102,633	113,193	94,263
INCOME TAX EXPENSE	19,387	21,494	16,411
NET INCOME	$83,246	$91,699	$77,852

BASIC EARNINGS PER SHARE:
Class A Common Stock	$4.00	$4.41	$3.76
Class B Common Stock	3.64	4.01	3.41

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$3.99	$4.39	$3.74
Class B Common Stock	3.63	3.99	3.40

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2020	2019	2018

Net income	$83,246	$91,699	$77,852

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	(177)	(199)	178
Reclassification amount for net derivative losses (gains) realized in income	281	(20)	28
Change in unrealized gain on AFS debt securities	7,147	5,689	(1,548)
Adjustment for accounting standard update	—	—	(428)
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	(35)	(79)	(20)
Total other comprehensive income (loss) before income tax	7,216	5,391	(1,790)
Tax effect	(1,805)	(1,296)	377
Total other comprehensive income (loss), net of tax	5,411	4,095	(1,413)

COMPREHENSIVE INCOME	$88,657	$95,794	$76,439

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2019, and 2018

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2018	18,607	2,243	$4,902	$139,406	$487,700	$416	$632,424

Adjustment for adoption of ASU 2016-01	—	—	—	—	(35)	(338)	(373)
Net income	—	—	—	—	77,852	—	77,852
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,075)	(1,075)
Dividends declared on Common Stock:
Class A Shares ($0.968 per share)	—	—	—	—	(18,076)	—	(18,076)
Class B Shares ($0.88 per share)	—	—	—	—	(1,955)	—	(1,955)
Stock options exercised, net of shares withheld	3	—	—	83	—	—	83
Conversion of Class B to Class A Common Shares	30	(30)	—	—	—	—	—
Repurchase of Class A Common Stock	(14)	—	(5)	(349)	(473)	—	(827)
Net change in notes receivable on Class A Common Stock	—	—	—	5	—	—	5
Deferred compensation - Class A Common Stock:
Directors	5	—	1	214	—	—	215
Designated key employees	—	—	—	430	—	—	430
Employee stock purchase plan - Class A Common Stock	6	—	2	228	—	—	230
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	106	—	—	106
Restricted stock, net of shares tendered back	38	—	—	630	—	—	630
Stock options	—	—	—	265	—	—	265

Balance, December 31, 2018	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	91,699	—	91,699
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	4,095	4,095
Dividends declared on Common Stock:
Class A Shares ($1.056 per share)	—	—	—	—	(19,771)	—	(19,771)
Class B Shares ($0.96 per share)	—	—	—	—	(2,121)	—	(2,121)
Stock options exercised, net of shares withheld	44	—	11	(202)	—	—	(191)
Conversion of Class B to Class A Common Shares	7	(7)	—	—	—	—	—
Repurchase of Class A Common Stock	(32)	—	(6)	(637)	(775)	—	(1,418)
Net change in notes receivable on Class A Common Stock	—	—	—	(222)	—	—	(222)
Deferred compensation - Class A Common Stock:
Directors	6	—	—	213	—	—	213
Designated key employees	—	—	—	371	—	—	371
Employee stock purchase plan - Class A Common Stock	11	—	2	492	—	—	494
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	23	—	—	(57)	—	—	(57)
Restricted stock, net of shares tendered back	3	—	—	728	—	—	728
Stock options	—	—	—	364	—	—	364

Balance, December 31, 2019	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	83,246	—	83,246
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	5,411	5,411
Dividends declared on Common Stock:
Class A Shares ($1.144 per share)	—	—	—	—	(21,433)	—	(21,433)
Class B Shares ($1.04 per share)	—	—	—	—	(2,288)	—	(2,288)
Stock options exercised, net of shares withheld	25	—	13	197	—	—	210
Conversion of Class B to Class A Common Shares	7	(7)	—	—	—	—	—
Repurchase of Class A Common Stock	(115)	—	(26)	(782)	(3,127)	—	(3,935)
Net change in notes receivable on Class A Common Stock	—	—	—	(35)	—	—	(35)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	352	—	—	352
Designated key employees	—	—	—	566	—	—	566
Employee stock purchase plan - Class A Common Stock	20	—	4	623	—	—	627
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	18	—	—	(200)	—	—	(200)
Restricted stock, net of shares tendered back	1	—	1	385	—	—	386
Stock options	—	—	—	463	—	—	463

Balance, December 31, 2020	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$83,246	$91,699	$77,852
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on investment securities	1,572	(120)	97
Net accretion on loans and amortization of core deposit intangible and operating lease components	(13,084)	(3,655)	(3,540)
Unrealized (gains) losses on equity securities with readily determinable fair value	105	(382)	122
Depreciation of premises and equipment	9,725	9,230	9,347
Amortization of mortgage servicing rights	3,756	1,823	1,432
Impairment of mortgage servicing rights	500	—	—
Provision for on-balance sheet exposures	31,278	25,758	31,368
Provision for off-balance sheet exposures	533	—	—
Net gain on sale of mortgage loans held for sale	(33,179)	(8,816)	(3,839)
Origination of mortgage loans held for sale	(782,939)	(356,097)	(176,916)
Proceeds from sale of mortgage loans held for sale	788,475	354,660	177,545
Net gain on sale of consumer loans held for sale	(4,980)	(5,102)	(5,930)
Origination of consumer loans held for sale	(518,873)	(710,640)	(778,476)
Proceeds from sale of consumer loans held for sale	531,321	716,336	781,951
Net gain realized on sale of other real estate owned	(65)	(540)	(729)
Writedowns of other real estate owned	105	—	—
Impairment of premises held for sale	—	256	482
Deferred compensation expense - Class A Common Stock	918	584	645
Stock-based awards and ESPP expense- Class A Common Stock	953	1,035	1,001
Net gain on branch divestiture	—	(7,829)	—
Net gain on sale of bank premises and equipment	(353)	(339)	14
Increase in cash surrender value of bank owned life insurance	(1,585)	(1,550)	(1,527)
FHLB advances early termination penalties	2,108	—	—
Net change in other assets and liabilities:
Accrued interest receivable	(14)	1,031	(1,860)
Accrued interest payable	(2,460)	1,718	(16)
Other assets	(17,759)	(8,677)	2,822
Other liabilities	(10,870)	(3,138)	7,368
Net cash provided by operating activities	68,434	97,245	119,213

INVESTING ACTIVITIES:
Net cash provided from branch divestiture	—	6,071	—
Purchases of available-for-sale debt securities	(298,878)	(445,681)	(173,875)
Purchases of held-to-maturity debt securities	—	—	(4,934)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	251,930	455,823	220,798
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	9,009	2,667	3,911
Net change in outstanding warehouse lines of credit	(245,338)	(248,763)	56,877
Net change in other loans	(142,811)	(188,708)	(216,600)
Proceeds from redemption of Federal Home Loan Bank stock	22,434	3,513	—
Purchase of Federal Home Loan Bank stock	(9,000)	(2,277)	—
Proceeds from sales of other real estate owned	324	2,063	1,346
Proceeds from sale of bank premises and equipment	894	909	764
Net purchases of premises and equipment	(3,582)	(12,883)	(9,822)
Net cash used in investing activities	(415,018)	(427,266)	(121,535)

FINANCING ACTIVITIES:
Net change in deposits	947,173	461,715	22,987
Net change in securities sold under agreements to repurchase and other short-term borrowings	43,409	(15,373)	(21,031)
Payments of Federal Home Loan Bank advances	(1,105,000)	(820,000)	(457,500)
Proceeds from Federal Home Loan Bank advances	590,000	760,000	530,000
FHLB advances early termination penalties	(2,108)	—	—
Repurchase of Class A Common Stock	(3,935)	(1,418)	(827)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	533	494	230
Net proceeds from option exercises and equity awards vested - Class A Common Stock	—	(191)	83
Cash dividends paid	(23,204)	(21,377)	(19,497)
Net cash provided by financing activities	446,868	363,850	54,445

NET CHANGE IN CASH AND CASH EQUIVALENTS	100,284	33,829	52,123
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	385,303	351,474	299,351
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485,587	$385,303	$351,474

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$22,403	$43,039	$30,139
Income taxes	24,926	17,383	11,119

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$2,750	$1,527	$662
Transfers from loans held for sale to held for investment	—	—	2,237
Loans provided for sales of other real estate owned	—	51	—
Transfers from loans held for investment to held for sale	—	131,881	1,392
Unfunded commitments in low-income-housing investments	10,000	18,800	14,029
Right-of-use assets recorded	14,144	41,726	—
Allowance for credit losses recorded upon adoption of ASC 326	7,241	—	—

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. MemoryBank®, the Company’s national branchless banking platform, is part of the Traditional Banking segment.

The Company’s financial condition at December 31, 2020 and results of operations for 2020 were impacted by the COVID-19 pandemic and the public’s response to it.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

●	Footnote 2 “Investment Securities”
●	Footnote 4 “Loans and Allowance for Credit Losses”
●	Footnote 13 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2020, Republic had 42 full-service banking centers with locations as follows:

●	Kentucky — 28
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 3
●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1

●	New Albany — 1
●	Metropolitan Tampa, Florida — 7
●	Metropolitan Cincinnati, Ohio — 2
●	Metropolitan Nashville, Tennessee — 2

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

The Company reports fees paid for the EA product as interest income on loans. EAs are generally repaid within 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considers an EA delinquent if it remains unpaid 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority. Provision on EAs is estimated when advances are made, with Provision for all expected EA losses made in the first quarter of each year. Unpaid EAs are charged off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

●	RCS installment loan product – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans, and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Use of Estimates — To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates affect the amounts reported in the financial statements and the disclosures provided. Actual amounts could differ from these estimates. The resulting change in estimates could be material to the financial statements.

Concentration of Credit Risk — With limited exception, the Company’s Traditional Banking business activity is with clients located in Kentucky, Indiana, Florida, and Tennessee. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

The Bank’s warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2020, 36% of collateral securing warehouse lines were located in California.

Earnings Concentration — For 2020, 2019, and 2018, approximately 23%, 25% and 27% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 14%, 14% and 14%, while the RCS segment accounting for 9%, 11% and 13% of total Company net revenues.

For 2020, 2019, and 2018, approximately 8%, 5% and 5% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Debt Securities — Debt securities are classified as AFS when they might be sold before maturity. AFS debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Debt securities are classified as HTM and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

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

Equity Securities — Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without a readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

Accrued interest on AFS debt securities totaled $1 million at December 31, 2020 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $110,000 at December 31, 2020 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

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

Loans Held for Sale - In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans. Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Mortgage Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment.

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

Mortgage loans held for sale are generally sold with the MSRs retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded as a component of Mortgage Banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into Mortgage Banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

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

See Footnote 16 “Mortgage Banking Activities” in this section of the filing for management’s determination of MSR impairment.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $2.9 million, $2.5 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018. Late fees and ancillary fees related to loan servicing are considered nominal.

Consumer Loans Held for Sale, at Fair Value — In December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intent to sell generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Consumer Loans Held for Sale, at Lower of Cost or Fair Value — RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $11 million at December 31, 2020 and was reported as a component of other assets on the Company’s balance sheet.

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

See Footnote 4 “Loans and Allowance for Credit Losses” in this section of the filing for additional discussion regarding the Company’s ACLL.

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

Appraisals for both collateral-dependent loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g. residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

Right of Use Assets and Operating Lease Liabilities — For its long-term operating leases, the Company records on its balance sheet operating lease liabilities equal to the present value of the required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

Regarding lease terms, the Company’s assumes the remaining lease term includes the fixed noncancelable term, plus all periods for which failure to renew the lease imposes a penalty on the Company, plus all periods for which the Company is reasonably certain to exercise a lease renewal option, plus all periods for which the Company is reasonably certain not to exercise a lease termination option. In determining whether it is reasonably certain to exercise a lease renewal or termination option, the Company considers its overall strategic plan and all economic and environmental circumstances connected to the leased property.

To discount its operating lease payments and guarantees, the Company employs the interest rate curve published by the FHLB of Cincinnati for the FHLB’s collateralized term borrowings; matching expected lease term to borrowing term.

The Company does not place short-term leases on its balance sheet. Short-term leases have a lease term of 12 months or less and do not include a purchase option that the Company is reasonably certain to exercise.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million at December 31, 2020 and 2019 was not impaired and is properly recorded in the consolidated financial.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures — The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The likelihood that funding will occur is based on the historical usage rate of such commitments.

For a listing of off-balance sheet credit exposures the Company generally considers for an ACLC, see Footnote 13 “Off Balance Sheet Risks, Commitments And Contingent Liabilities” in this section of the filing.

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

Retirement Plans — 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

Restrictions on Cash and Cash Equivalents — Republic is required by the FRB to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet included no required reserve balances at December 31, 2020 and 2019.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $3 million and $3 million as of December 31, 2020 and 2019.

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

Revenue from Contracts with Customers - The Company’s services that fall within the scope of ASC 606, Revenue from Contracts with Customers, are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to its client. The Company expenses as-incurred incremental costs of obtaining a contract when the amortization period of those costs would be less than one year.

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

The Company adopted ASC 326 primarily using the modified retrospective method for its financial instruments and off-balance sheet credit exposures. Results for periods beginning after December 31, 2019 are presented under CECL while prior-period amounts are presented under previously applicable GAAP.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which OTTI had been recognized prior to January 1, 2020. As a result, the amortized cost basis remained the same before and after the effective date of CECL. The effective interest rate on these debt securities was not changed. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.

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

The Company elected the fair value option for its RCS installment loan product in 2016. This product continues to be accounted for at fair value under CECL.

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

The following table illustrates the impact of ASC 326 adoption:

	Allowance for Credit Losses as of January 1, 2020
	As Reported		Impact
	Under	Pre-ASC 326	of ASC 326
(in thousands)	ASC 326	Adoption	Adoption

Assets:
Allowance for credit losses on debt securities:
AFS debt securities - Corporate bonds	$—	$—	$—
HTM debt securities - Corporate bond	51	—	51
Allowance for credit losses on debt securities	$51	$—	$51

Allowance for credit losses on loans:
Traditional Banking:
Residential real estate:
Owner occupied	$8,928	$4,729	$4,199
Nonowner occupied	1,885	1,737	148
Commercial real estate	10,759	10,486	273
Construction & land development	3,599	2,152	1,447
Commercial & industrial	1,564	2,882	(1,318)
Lease financing receivables	147	147	—
Aircraft	176	176	—
Home equity	4,373	2,721	1,652
Consumer:
Credit cards	1,053	1,020	33
Overdrafts	1,169	1,169	—
Automobile loans	605	612	(7)
Other consumer	681	374	307
Total Traditional Banking	34,939	28,205	6,734
Warehouse lines of credit	1,794	1,794	—
Total Core Banking	36,733	29,999	6,734

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—
Other TRS loans	234	234	—
Republic Credit Solutions	13,118	13,118	—
Total Republic Processing Group	13,352	13,352	—

Allowance for credit losses on loans	$50,085	$43,351	$6,734

Liabilities:
Allowance for credit losses on OBS credit exposures	$456	$—	$456

The following ASUs were also adopted by the Company during the year ended December 31, 2020:

				Method of	Financial
ASU. No.	Topic	Nature of Update	Date Adopted	Adoption	Statement Impact
2017-04	Intangibles - Goodwill and Other (Topic 350)

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

Accounting Standards Updates

The following ASUs were issued prior to December 31, 2020 and are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company financial statements, it will not be included below.

			Date Adoption	Adoption	Expected
ASU. No.	Topic	Nature of Update	Required	Method	Financial Impact
2020-09	Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762

This ASU amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. These SEC changes are intended to both improve the quality of disclosure and increase the likelihood that issuers will conduct debt offerings on a registered basis.

			January 4, 2021	Prospectively	Immaterial

2020-10	Codification Improvements

This ASU affects a wide variety of Topics in the Codification.

More specifically, this ASU, among other things, contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). Those amendments are not expected to change current practice.

			January 1, 2021	Prospectively	Immaterial

2020-11	Financial Services-Insurance (Topic 944): Effective Date and Early Application

This ASU allows the delayed adoption date of ASU No. 2018-12 and allows insurance companies to restate only one previous period, rather than two, if they choose to early adopt improvements to the accounting for long duration contracts.

			January 1, 2021	Prospectively	Immaterial

2021-01	Reference Rate Reform (Topic 848): Scope

This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.

			January 7, 2021	Prospectively, with some retrospective elections available	Immaterial

2.	INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$245,204	$1,730	$(25)	$—	$246,909
Private label mortgage backed security	1,707	1,250	—	—	2,957
Mortgage backed securities - residential	203,786	7,419	(3)	—	211,202
Collateralized mortgage obligations	48,190	772	(10)	—	48,952
Corporate bonds	10,000	43	—	—	10,043
Trust preferred security	3,631	169	—	—	3,800
Total available-for-sale debt securities	$512,518	$11,383	$(38)	$—	$523,863

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$134,765	$59	$(184)	NA	$134,640
Private label mortgage backed security	2,210	1,285	—	NA	3,495
Mortgage backed securities - residential	253,288	2,916	(357)	NA	255,847
Collateralized mortgage obligations	63,284	258	(171)	NA	63,371
Corporate bonds	10,000	2	—	NA	10,002
Trust preferred security	3,575	425	—	NA	4,000
Total available-for-sale debt securities	$467,122	$4,945	$(712)	NA	$471,355

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2020 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$99	$5	$—	$104	$—
Collateralized mortgage obligations	13,061	176	—	13,237	—
Corporate bonds	39,986	499	—	40,485	(178)
Obligations of state and political subdivisions	356	8	—	364	—
Total held-to-maturity debt securities	$53,502	$688	$—	$54,190	$(178)

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2019 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage backed securities - residential	$104	$6	$—	$110	NA
Collateralized mortgage obligations	16,970	94	(21)	17,043	NA
Corporate bonds	44,995	544	—	45,539	NA
Obligations of state and political subdivisions	462	2	—	464	NA
Total held-to-maturity debt securities	$62,531	$646	$(21)	$63,156	NA

Sales of Available-for-Sale Debt Securities

During 2020, 2019, and 2018 there were no sales of AFS debt securities.

Debt Securities by Contractual Maturity

The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2020. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or early termination penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
December 31, 2020 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$14,943	$15,118	$110	$111
Due from one year to five years	240,261	241,834	35,277	35,708
Due from five years to ten years	—	—	4,955	5,030
Due beyond ten years	3,631	3,800	—	—
Private label mortgage backed security	1,707	2,957	—	—
Mortgage backed securities - residential	203,786	211,202	99	104
Collateralized mortgage obligations	48,190	48,952	13,061	13,237
Total debt securities	$512,518	$523,863	$53,502	$54,190

Unrealized-Loss Analysis on Debt Securities

The following table summarizes AFS debt securities in an unrealized loss position for which an ACLS had not been recorded at December 31, 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$59,971	$(25)	$—	$—	$59,971	$(25)
Mortgage backed securities - residential	1,068	(3)	—	—	1,068	(3)
Collateralized mortgage obligations	2,788	(10)	—	—	2,788	(10)
Total available-for-sale debt securities	$63,827	$(38)	$—	$—	$63,827	$(38)

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

At December 31, 2020, the Bank’s portfolio consisted of 173 securities, 19 of which were in an unrealized loss position.

At December 31, 2019, the Bank’s portfolio consisted of 173 securities, 34 of which were in an unrealized loss position.

At December 31, 2020 and 2019, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage Backed Securities and Collateralized Mortgage Obligations

At December 31, 2020, with the exception of the $3.0 million private label mortgage backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. At December 31, 2020 and 2019, there were gross unrealized losses of $13,000 and $528,000 related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During the fourth quarter of 2015, the Parent Company purchased a $3 million floating rate trust preferred security at a price of 68% of its $5 million par value. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage Backed Security

The Bank owns one private label mortgage backed security with a total carrying value of $3.0 million as of December 31, 2020. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage backed security in this section of the filing under Footnote 15 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$1,462	$1,613	$1,765
Recovery of losses previously recorded	—	(151)	(152)
Balance, end of period	$1,462	$1,462	$1,613

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $1.7 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage backed security.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Year Ended December 31, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	—	51	127	—	—	178

Total	$—	$51	$127	$—	$—	$178

The Company increased the ACLS on its HTM corporate bonds during 2020 based on increasing PD and LGD estimates on these bonds resulting from economic concerns from the COVID-19 pandemic.

There were no HTM debt securities on nonaccrual or past due over 89 days as of December 31, 2020. All of the Company’s HTM corporate bonds were rated investment grade as of December 31, 2020.

There were no HTM debt securities considered collateral dependent as of December 31, 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2020	2019

Carrying amount	$303,535	$229,700
Fair value	303,611	229,706

Equity Securities

The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,500	23	—	2,523
Total equity securities with readily determinable fair values	$2,500	$583	$—	$3,083

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,500	—	(26)	2,474
Total equity securities with readily determinable fair values	$2,500	$714	$(26)	$3,188

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Year Ended December 31, 2020			Year Ended December 31, 2019
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(154)	$(154)	$—	$304	$304
Community Reinvestment Act mutual fund	—	49	49	—	78	78
Total equity securities with readily determinable fair value	$—	$(105)	$(105)	$—	$382	$382

3.	LOANS HELD FOR SALE

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

Activity for consumer loans held for sale and carried at fair value was as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$598	$—	$—
Origination of consumer loans held for sale	58,833	598	—
Proceeds from the sale of consumer loans held for sale	(57,814)	—	—
Net gain on sale of consumer loans held for sale	1,681	—	—
Balance, end of period	$3,298	$598	$—

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$11,646	$12,838	$8,551
Origination of consumer loans held for sale	460,040	709,768	761,491
Loans transferred to held for investment	—	—	1,392
Proceeds from the sale of consumer loans held for sale	(473,507)	(716,062)	(764,929)
Net gain on sale of consumer loans held for sale	3,299	5,102	6,333
Balance, end of period	$1,478	$11,646	$12,838

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2020	2019

Traditional Banking:
Residential real estate:
Owner occupied	$879,800	$949,568
Nonowner occupied	264,780	258,803
Commercial real estate	1,349,085	1,303,000
Construction & land development	98,674	159,702
Commercial & industrial	325,596	465,674
Paycheck Protection Program	392,319	—
Lease financing receivables	10,130	14,040
Aircraft	101,375	70,443
Home equity	240,640	293,186
Consumer:
Credit cards	14,196	17,836
Overdrafts	587	1,522
Automobile loans	30,300	52,923
Other consumer	8,167	9,234
Total Traditional Banking	3,715,649	3,595,931
Warehouse lines of credit*	962,796	717,458
Total Core Banking	4,678,445	4,313,389

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	23,765	14,365
Republic Credit Solutions	110,893	105,397
Total Republic Processing Group	134,658	119,762

Total loans**	4,813,103	4,433,151
Allowance for credit losses	(61,067)	(43,351)

Total loans, net	$4,752,036	$4,389,800

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans at December 31, 2020 and 2019:

December 31, (in thousands)	2020	2019

Contractually receivable	$4,821,062	$4,432,351
Unearned income	(708)	(1,139)
Unamortized premiums	216	366
Unaccreted discounts	(988)	(2,534)
PPP net unamortized deferred origination fees and costs	(8,564)	—
Other net unamortized deferred origination fees and costs	2,085	4,107
Carrying value of loans	$4,813,103	$4,433,151

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of December 31, 2020, the Bank had a recorded investment in PPP loans of $392 million, which includes $401 million of originated balances less $9 million of unaccreted net deferred origination fees. To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks. As of December 31, 2020, the Bank had no outstanding borrowings from the FRB under the PPPLF.

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

●	For new and renewed C&I, CRE and C&D loans, the Bank’s CCAD assigns the credit quality grade to the loan.

●	Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CCAD.

●	A senior officer meets at least monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are designed to give loan officers an opportunity to identify existing loans that should be downgraded.

●	Monthly, members of senior management along with managers of Commercial Lending, CCAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee meeting. The SAC reviews C&I and CRE loans graded Special Mention or worse or loans potentially subject to downgrade into these classifications and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and potentially classified residential real estate and home equity loans. SAC also reviews the actions taken by management regarding credit-quality grades, foreclosure mitigation, loan extensions, deferrals or forbearance, troubled debt restructurings, and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the ACLL analysis.

●	During 2020, members of senior management performed periodic reviews, no less than monthly, of loans whose borrowers were negatively impacted by the COVID-19 pandemic. These reviews included borrowers in industries particularly harmed by pandemic-driven restrictions, such as the hospitality industry.

●	All new and renewed warehouse lines of credit are approved by the Executive Loan Committee. The CCAD assigns the initial credit quality grade to warehouse facilities. Monthly, members of senior management review warehouse lending activity including data associated with the underlying collateral to the warehouse facilities, i.e., the mortgage loans associated with the balances drawn. Key performance indicators monitored include average days outstanding for each draw, average FICO credit report score for the underlying collateral, average LTV for the underlying collateral and other factors deemed relevant.

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

Risk Grade 4 — Satisfactory/Monitored (Pass): Loans in this category are considered to be acceptable credit quality, but contain greater credit risk than Satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties.  These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance.  The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.  All revolving lines of credit will be placed in this category if a borrowing base is to be implemented as a condition of approval for the loan.  Lastly, a start-up business venture will receive this rating due to the lack of any historical financial data.

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

Purchased with Credit Deterioration Loans — Group 1: To the extent that a PCD, formerly PCI, loan’s performance does not reflect an increased risk of loss of contractual principal beyond the ACLL established as part of its initial day-one evaluation, such loan would be classified in the PCD-1 category, whose credit risk is considered by management equivalent to a non-PCD “Special Mention” loan within the Bank’s credit rating matrix.

Purchased with Credit Deterioration Loans — Substandard: If during the Bank’s periodic evaluations of its PCD, formerly PCI, loan portfolio, management deems a PCD-1 loan to have an increased risk of loss of contractual principal beyond the ACLL established as part of its initial day-one evaluation, such loan would be classified PCD-Sub within the Bank’s credit risk matrix. Management deems the risk of default and overall credit risk of a PCD-Sub loan to be greater than a PCD-1 loan and more analogous to a non-PCD “Substandard” loan within the Bank’s credit rating matrix.

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

Amid the COVID-19 pandemic the Bank has granted loan deferral and forbearance relief to many retail mortgage loans. As loans under such relief will generally not reflect slow pay, retail mortgage clients requesting loan deferral and forbearance relief beyond six consecutive months may be scrutinized and adversely classified. Mortgage loans adversely classified following prolonged deferral or forbearance relief will be monitored for at least six consecutive months before qualifying to exit adverse classification.

Purchased loans are accounted for as any other Bank-originated loan, potentially becoming nonaccrual, as well as being risk rated under the Bank’s standard practices and procedures. In addition, these loans are considered in the determination of the ACLL once day-one fair values are final.

Management separately monitors PCD, formerly PCI, loans and no less than quarterly reviews them against the factors and assumptions used in determining day-one fair values. In addition to its quarterly evaluation, a PCD loan is typically reviewed when it is modified or extended, or when information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

If a troubled debt restructuring is performed on a PCD loan, the loan is transferred out of the PCD population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. PCD loans for which the Bank simply chooses to extend the maturity date are generally not considered TDRs and remain in the PCD population.

The following tables include loans by segment and risk category. As of December 31, 2020, for non-revolving loans originated after 2017, loans are also classified by origination year. Loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$268,313	$132,018	$82,754	$67,430	$301,366	$—	$—	$851,881
Special Mention	—	364	42	1,610	8,730	—	—	10,746
Substandard	394	1,423	1,331	614	13,411	—	—	17,173
Doubtful	—	—	—	—	—	—	—	—
Total	$268,707	$133,805	$84,127	$69,654	$323,507	$—	$—	$879,800

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$73,291	$63,102	$43,610	$45,759	$38,316	$—	$621	$264,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	81	—	—	81
Doubtful	—	—	—	—	—	—	—	—
Total	$73,291	$63,102	$43,610	$45,759	$38,397	$—	$621	$264,780

Commercial real estate:
Risk Rating
Pass or not rated	$315,550	$258,251	$166,542	$171,207	$315,336	$—	$55,949	$1,282,835
Special Mention	3,397	30,969	236	11,355	9,659	—	—	55,616
Substandard	2,596	349	—	987	3,899	—	2,803	10,634
Doubtful	—	—	—	—	—	—	—	—
Total	$321,543	$289,569	$166,778	$183,549	$328,894	$—	$58,752	$1,349,085

Construction and land development:
Risk Rating
Pass or not rated	$53,972	$31,756	$7,840	$701	$1,964	$—	$—	$96,233
Special Mention	—	2,397	—	—	—	—	—	2,397
Substandard	—	44	—	—	—	—	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$53,972	$34,197	$7,840	$701	$1,964	$—	$—	$98,674

Commercial and industrial:
Risk Rating
Pass or not rated	$105,985	$84,575	$33,391	$32,303	$46,697	$—	$1,040	$303,991
Special Mention	18,195	800	—	—	2,215	—	—	21,210
Substandard	383	12	—	—	—	—	—	395
Doubtful	—	—	—	—	—	—	—	—
Total	$124,563	$85,387	$33,391	$32,303	$48,912	$—	$1,040	$325,596

Paycheck Protection Program:
Risk Rating
Pass or not rated	$392,319	$—	$—	$—	$—	$—	$—	$392,319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$392,319	$—	$—	$—	$—	$—	$—	$392,319

Lease financing receivables:
Risk Rating
Pass or not rated	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130

Aircraft:
Risk Rating
Pass or not rated	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$237,633	$—	$237,633
Special Mention	—	—	—	—	—	127	—	127
Substandard	—	—	—	—	—	2,880	—	2,880
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$240,640	$—	$240,640

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$425	$13,636	$8,563	$7,125	$8,648	$14,321	$—	$52,718
Special Mention	—	—	—	—	5	—	—	5
Substandard	—	32	49	229	212	5	—	527
Doubtful	—	—	—	—	—	—	—	—
Total	$425	$13,668	$8,612	$7,354	$8,865	$14,326	$—	$53,250

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$962,796	$—	$962,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$962,796	$—	$962,796

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$23,765	$—	$23,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$23,765	$—	$23,765

RCS:
Risk Rating
Pass or not rated	$27,683	$5,704	$2,485	$1,232	$19,095	$54,348	$—	$110,547
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	346	—	346
Doubtful	—	—	—	—	—	—	—	—
Total	$27,683	$5,704	$2,485	$1,232	$19,095	$54,694	$—	$110,893

Grand Total:
Risk Rating
Pass or not rated	$1,294,478	$623,234	$360,803	$329,823	$732,111	$1,292,863	$57,610	$4,690,922
Special Mention	21,592	34,530	278	12,965	20,609	127	—	90,101
Substandard	3,373	1,860	1,380	1,830	17,603	3,231	2,803	32,080
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,319,443	$659,624	$362,461	$344,618	$770,323	$1,296,221	$60,413	$4,813,103

December 31, 2019		Special		Doubtful /	PCI Loans -	PCI Loans -	Total Rated
(in thousands)	Pass	Mention	Substandard	Loss	Group 1	Substandard	Loans*

Traditional Banking:
Residential real estate:
Owner occupied	$—	$12,153	$14,441	$—	$140	$1,281	$28,015
Nonowner occupied	—	487	1,285	—	—	—	1,772
Commercial real estate	1,286,623	4,623	11,123	—	631	—	1,303,000
Construction & land development	157,165	2,339	198	—	—	—	159,702
Commercial & industrial	461,532	2,152	1,968	—	22	—	465,674
Lease financing receivables	14,040	—	—	—	—	—	14,040
Aircraft	11,562	—	—	—	—	—	11,562
Home equity	—	—	3,276	—	4	6	3,286
Consumer:
Credit cards	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Automobile loans	—	—	247	—	—	—	247
Other consumer	—	—	351	—	—	2	353
Total Traditional Banking	1,930,922	21,754	32,889	—	797	1,289	1,987,651
Warehouse lines of credit	717,458	—	—	—	—	—	717,458
Total Core Banking	2,648,380	21,754	32,889	—	797	1,289	2,705,109

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—
Other TRS loans	—	—	53	—	—	—	53
Republic Credit Solutions	—	—	355	—	—	—	355
Total Republic Processing Group	—	—	408	—	—	—	408

Total rated loans	$2,648,380	$21,754	$33,297	$—	$797	$1,289	$2,705,517

* The above table excludes all non-classified residential real estate, home equity and consumer loans.

Loans Downgraded Subsequent to December 31, 2020

The Bank downgraded an additional $15 million in CRE loans and an additional $5 million in C&I loans from Pass to Special Mention subsequent to December 31, 2020.

Subprime Lending

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $52 million and $52 million at December 31, 2020 and 2019. Approximately $27 million and $23 million of the outstanding Traditional Bank subprime loan portfolio at December 31, 2020 and 2019 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates a short-term line-of-credit product. The Bank has traditionally sold 90% of the balances maintained through this product within three days of loan origination and retained a 10% interest. This product is unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for this portfolio totaled $18 million and $28 million at December 31, 2020 and 2019.

Allowance for Credit Losses

The following tables present the activity in the ACLL by portfolio class for the years ended December 31, 2020, 2019, and 2018:

	ACLL Rollforward
	Years Ended December 31,
	2020						2019
	Beginning	ASC 326		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$4,729	$4,199	$785	$(169)	$171	$9,715	$6,035	$(1,087)	$(610)	$391	$4,729
Nonowner occupied	1,737	148	570	—	11	2,466	1,662	125	(73)	23	1,737
Commercial real estate	10,486	273	13,170	(795)	472	23,606	10,030	1,859	(1,407)	4	10,486
Construction & land development	2,152	1,447	(325)	—	—	3,274	2,555	(403)	—	—	2,152
Commercial & industrial	2,882	(1,318)	1,421	(310)	122	2,797	2,873	1,505	(1,505)	9	2,882
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	147	—	(41)	—	—	106	158	(11)	—	—	147
Aircraft	176	—	77	—	—	253	91	85	—	—	176
Home equity	2,721	1,652	516	(14)	115	4,990	3,477	(764)	(64)	72	2,721
Consumer:
Credit cards	1,020	33	111	(295)	60	929	1,140	226	(402)	56	1,020
Overdrafts	1,169	—	79	(886)	225	587	1,102	1,155	(1,310)	222	1,169
Automobile loans	612	(7)	(176)	(60)	30	399	724	(42)	(79)	9	612
Other consumer	374	307	(57)	(240)	193	577	500	(204)	(263)	341	374
Total Traditional Banking	28,205	6,734	16,130	(2,769)	1,399	49,699	30,347	2,444	(5,713)	1,127	28,205
Warehouse lines of credit	1,794	—	613	—	—	2,407	1,172	622	—	—	1,794
Total Core Banking	29,999	6,734	16,743	(2,769)	1,399	52,106	31,519	3,066	(5,713)	1,127	29,999

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	13,033	(19,575)	6,542	—	—	10,643	(13,425)	2,782	—
Other TRS loans	234	—	156	(234)	2	158	107	606	(692)	213	234
Republic Credit Solutions	13,118	—	1,219	(6,163)	629	8,803	13,049	11,443	(12,566)	1,192	13,118
Total Republic Processing Group	13,352	—	14,408	(25,972)	7,173	8,961	13,156	22,692	(26,683)	4,187	13,352

Total	$43,351	$6,734	$31,151	$(28,741)	$8,572	$61,067	$44,675	$25,758	$(32,396)	$5,314	$43,351

	ACLL Rollforward
	Year Ended December 31, 2018
	Beginning	Provision	Charge-		Ending
(in thousands)	Balance	for Credit Loss	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,474	$170	$(855)	$246	$6,035
Nonowner occupied	1,396	559	(332)	39	1,662
Commercial real estate	9,043	863	(7)	131	10,030
Construction & land development	2,364	161	—	30	2,555
Commercial & industrial	2,198	824	(200)	51	2,873
Lease financing receivables	174	(16)	—	—	158
Aircraft	37	54	—	—	91
Home equity	3,754	(473)	(115)	311	3,477
Consumer:
Credit cards	607	906	(416)	43	1,140
Overdrafts	974	1,082	(1,215)	261	1,102
Automobile loans	687	57	(24)	4	724
Other consumer	1,125	(477)	(444)	296	500
Total Traditional Banking	28,833	3,710	(3,608)	1,412	30,347
Warehouse lines of credit	1,314	(142)	—	—	1,172
Total Core Banking	30,147	3,568	(3,608)	1,412	31,519

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	10,760	(12,478)	1,718	—
Other TRS loans	12	159	(74)	10	107
Republic Credit Solutions	12,610	16,881	(17,692)	1,250	13,049
Total Republic Processing Group	12,622	27,800	(30,244)	2,978	13,156

Total	$42,769	$31,368	$(33,852)	$4,390	$44,675

The cumulative loss rate used as the basis for the estimate of ACLL at December 31, 2020 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2020, adjusted for current and forecasted conditions that consider the economic impact of the COVID-19 pandemic and the public’s response to it.

The Company’s primary forecasting tool throughout 2020 was the U.S. national employment rate. At March 31, 2020 and June 30, 2020, the Company forecasted national unemployment in the one-year horizon above 8%, which was either at or above the levels of unemployment experienced within the Company’s historical analysis periods or considered within its current-conditions qualitative factors. These forecasted unemployment levels from March and June of 2020 led the Company to increase its ACLL through June 30, 2020. In contrast, the U.S. unemployment rate fell from 11.1% in June 2020 to 6.7% in December 2020 and was forecasted to fall below 5% in the one-year horizon. As losses consistent with unemployment above 8% have yet to materialize since they were first forecasted back in March 2020, the Company believes its loan losses in the current environment are lagging historical correlations by as much as one year due to economic relief granted by the Company and the U.S. government thus far. As such, the Company did not relieve any forecast-based ACLL previously established during 2020 but reclassified this ACLL from a forecast-based ACLL to a current-conditions based ACLL, as the Company still expects its loan losses to rise to levels consistent with a U.S. unemployment rate above 8%. After this expected rise, the Company assumes that its loan losses will immediately revert back to long-term historical averages.

Along with its forecasted unemployment considerations, the Company made the following pandemic-related considerations within its ACLL during 2020:

●	The Company accommodated deferral and forbearance requests for approximately 20% of its Traditional Bank loan portfolio due to COVID-19 hardship and increased its ACLL for the higher risk of loss on this accommodated portfolio.
●	The Company increased its ACLL for the higher risk of loss for industries more directly impacted by the pandemic, such as the hospitality industry.
●	For its CRE loan pool, the Company used forecasted vacancy rates on CRE within its market footprint. Vacancy rates as of December 2020 were forecasted to increase in the one-year horizon partially due to a rise in “work-from-home” culture.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2020	2019

Loans on nonaccrual status*	$23,548	$23,332
Loans past due 90-days-or-more and still on accrual**	47	157
Total nonperforming loans	23,595	23,489
Other real estate owned	2,499	113
Total nonperforming assets	$26,094	$23,602

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.49%	0.53%
Nonperforming assets to total loans (including OREO)	0.54	0.53
Nonperforming assets to total assets	0.42	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.50%	0.54%
Nonperforming assets to total loans (including OREO)	0.56	0.54
Nonperforming assets to total assets	0.45	0.43

*Loans on nonaccrual status include collateral-dependent loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2020	2019	2020	2019

Traditional Banking:
Residential real estate:
Owner occupied	$14,328	$12,220	$—	$—
Nonowner occupied	81	623	—	—
Commercial real estate	6,762	6,865	—	—
Construction & land development	—	143	—	—
Commercial & industrial	55	1,424	—	—
Paycheck Protection Program		—	—
Lease financing receivables	—	—	—	—
Aircraft		—	—
Home equity	2,141	1,865	—	—
Consumer:
Credit cards	—	—	5	—
Overdrafts	—	—	—	—
Automobile loans	170	179	—	—
Other consumer	11	13	—	—
Total Traditional Banking	23,548	23,332	5	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	23,548	23,332	5	—

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	53
Republic Credit Solutions	—	—	42	104
Total Republic Processing Group	—	—	42	157

Total	$23,548	$23,332	$47	$157

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Year Ended
	As of December 31, 2020			December 31, 2020

	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,995	$12,333	$14,328	$824
Nonowner occupied	8	73	81	11
Commercial real estate	576	6,186	6,762	857
Construction & land development	—	—	—	—
Commercial & industrial	—	55	55	17
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	91	2,050	2,141	94
Consumer	69	112	181	13
Total	$2,739	$20,809	$23,548	$1,816

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,038	$668	$1,554	$3,260	$876,540	$879,800
Nonowner occupied	—	—	—	—	264,780	264,780
Commercial real estate	—	348	5,109	5,457	1,343,628	1,349,085
Construction & land development	—	—	—	—	98,674	98,674
Commercial & industrial	—	—	12	12	325,584	325,596
Paycheck Protection Program	—	—	—	—	392,319	392,319
Lease financing receivables	—	—	—	—	10,130	10,130
Aircraft	—	—	—	—	101,375	101,375
Home equity	93	14	595	702	239,938	240,640
Consumer:
Credit cards	33	35	5	73	14,123	14,196
Overdrafts	140	5	2	147	440	587
Automobile loans	42	—	14	56	30,244	30,300
Other consumer	6	—	—	6	8,161	8,167
Total Traditional Banking	1,352	1,070	7,291	9,713	3,705,936	3,715,649
Warehouse lines of credit	—	—	—	—	962,796	962,796
Total Core Banking	1,352	1,070	7,291	9,713	4,668,732	4,678,445

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	23,765	23,765
Republic Credit Solutions	6,572	3,620	42	10,234	100,659	110,893
Total Republic Processing Group	6,572	3,620	42	10,234	124,424	134,658

Total	$7,924	$4,690	$7,333	$19,947	$4,793,156	$4,813,103
Delinquency ratio***	0.16%	0.10%	0.15%	0.41%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2019	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,460	$1,153	$1,821	$4,434	$945,134	$949,568
Nonowner occupied	—	—	539	539	258,264	258,803
Commercial real estate	155	—	3,145	3,300	1,299,700	1,303,000
Construction & land development	—	—	—	—	159,702	159,702
Commercial & industrial	200	128	1,027	1,355	464,319	465,674
Lease financing receivables	—	—	—	—	14,040	14,040
Aircraft	—	—	—	—	70,443	70,443
Home equity	1,810	166	942	2,918	290,268	293,186
Consumer:
Credit cards	80	75	—	155	17,681	17,836
Overdrafts	278	4	1	283	1,239	1,522
Automobile loans	16	15	18	49	52,874	52,923
Other consumer	2	6	1	9	9,225	9,234
Total Traditional Banking	4,001	1,547	7,494	13,042	3,582,889	3,595,931
Warehouse lines of credit	—	—	—	—	717,458	717,458
Total Core Banking	4,001	1,547	7,494	13,042	4,300,347	4,313,389

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	35	31	53	119	14,246	14,365
Republic Credit Solutions	6,054	1,485	104	7,643	97,754	105,397
Total Republic Processing Group	6,089	1,516	157	7,762	112,000	119,762

Total	$10,090	$3,063	$7,651	$20,804	$4,412,347	$4,433,151
Delinquency ratio***	0.23%	0.07%	0.17%	0.47%

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020:

	Secured	Secured
December 31, 2020	by Real	by Personal
(dollars in thousands)	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$17,212	$—
Nonowner occupied	81	—
Commercial real estate	10,205	—
Construction & land development	—	—
Commercial & industrial	—	12
Paycheck Protection Program	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	2,899	—
Consumer	—	237
Total Traditional Banking	$30,397	$249

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

Impaired Loans

Information regarding the Bank’s impaired loans follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Loans with no allocated ACLL	$—	$33,061	$19,555
Loans with allocated ACLL	—	17,289	21,880
Total recorded investment in impaired loans	$—	$50,350	$41,435

Amount of ACLL allocated	$—	$2,512	$3,764
Average of individually impaired loans during the year	—	45,400	45,620
Interest income recognized during impairment	2,739	1,342	1,245
Cash basis interest income recognized	—	—	—

The following tables present the balance in the ACLL and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2019:

	Allowance for Credit Losses on Loans				Loans
	Individually		PCI with		Individually		PCI with	PCI without
December 31, 2019	Evaluated	Collectively	Post-Acquisition	Total	Evaluated	Collectively	Post-Acquisition	Post-Acquisition	Total	ACLL to
(dollars in thousands)	Excluding PCI	Evaluated	Impairment	ACLL	Excluding PCI	Evaluated	Impairment	Impairment	Loans	Total Loans

Traditional Banking:
Residential real estate:
Owner occupied	$1,207	$3,337	$185	$4,729	$25,384	$922,764	$1,420	$—	$949,568	0.50%
Nonowner occupied	—	1,737	—	1,737	1,448	257,355	—	—	258,803	0.67
Commercial real estate	426	10,054	6	10,486	15,144	1,287,225	631	—	1,303,000	0.80
Construction & land development	—	2,152	—	2,152	198	159,504	—	—	159,702	1.35
Commercial & industrial	22	2,860	—	2,882	1,989	463,663	—	22	465,674	0.62
Lease financing receivables	—	147	—	147	—	14,040	—	—	14,040	1.05
Aircraft	—	176	—	176	—	70,443	—	—	70,443	0.25
Home equity	174	2,547	—	2,721	3,276	289,900	10	—	293,186	0.93
Consumer:
Credit cards	—	1,020	—	1,020	—	17,836	—	—	17,836	5.72
Overdrafts	—	1,169	—	1,169	—	1,522	—	—	1,522	76.81
Automobile loans	43	569	—	612	247	52,676	—	—	52,923	1.16
Other consumer	333	41	—	374	350	8,881	2	1	9,234	4.05
Total Traditional Banking	2,205	25,809	191	28,205	48,036	3,545,809	2,063	23	3,595,931	0.78
Warehouse lines of credit	—	1,794	—	1,794	—	717,458	—	—	717,458	0.25
Total Core Banking	2,205	27,603	191	29,999	48,036	4,263,267	2,063	23	4,313,389	0.70

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—	—
Other TRS loans	—	234	—	234	—	14,365	—	—	14,365	1.63
Republic Credit Solutions	116	13,002	—	13,118	251	105,146	—	—	105,397	12.45
Total Republic Processing Group	116	13,236	—	13,352	251	119,511	—	—	119,762	11.15
Total	$2,321	$40,839	$191	$43,351	$48,287	$4,382,778	$2,063	$23	$4,433,151	0.98%

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2019, and 2018. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

	As of			Year Ended
	December 31, 2019			December 31, 2019
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	ACLL	Investment	Recognized	Recognized

Impaired loans with no allocated ACLL:
Residential real estate:
Owner occupied	$14,768	$13,893	$—	$12,655	$191	$—
Nonowner occupied	1,515	1,448	—	1,425	57	—
Commercial real estate	15,028	12,547	—	7,514	298	—
Construction & land development	198	198	—	65	2	—
Commercial & industrial	3,308	1,792	—	913	35	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	3,107	3,023	—	2,140	75	—
Consumer	206	160	—	76	4	—
Impaired loans with allocated ACLL:
Residential real estate:
Owner occupied	12,954	12,911	1,392	13,824	502	—
Nonowner occupied	—	—	—	108	—	—
Commercial real estate	3,228	3,228	432	3,624	151	—
Construction & land development	—	—	—	30	—	—
Commercial & industrial	197	197	22	2,054	3	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	263	263	174	417	8	—
Consumer	701	690	492	555	16	—
Total impaired loans	$55,473	$50,350	$2,512	$45,400	$1,342	$—

	As of			Year Ended
	December 31, 2018			December 31, 2018
						Cash Basis
	Unpaid			Average	Interest	Interest
	Principal	Recorded	Allocated	Recorded	Income	Income
(in thousands)	Balance	Investment	ACLL	Investment	Recognized	Recognized

Impaired loans with no allocated ACLL:
Residential real estate:
Owner occupied	$12,058	$11,085	$—	$11,202	$198	$—
Non owner occupied	2,729	2,350	—	2,561	87	—
Commercial real estate	5,688	4,607	—	5,040	151	—
Construction & land development	—	—	—	119	—	—
Commercial & industrial	712	604	—	755	3	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	919	876	—	682	17	—
Consumer	33	33	—	49	2	—
Impaired loans with allocated ACLL:
Residential real estate:
Owner occupied	16,215	15,802	2,433	17,754	528	—
Non owner occupied	78	56	4	136	—	—
Commercial real estate	4,416	4,416	303	5,495	206	—
Construction & land development	65	65	4	113	3	—
Commercial & industrial	416	416	130	158	19	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	572	571	360	925	9	—
Consumer	554	554	530	631	22	—
Total impaired loans	$44,455	$41,435	$3,764	$45,620	$1,245	$—

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2020 and 2019, $7 million and $10 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	61	$4,189	123	$11,041	184	$15,230
Commercial real estate	2	2,509	5	2,395	7	4,904
Construction & land development	—	—	1	44	1	44
Commercial & industrial	—	—	1	1	1	1
Consumer	1	14	2,194	585	2,195	599
Total troubled debt restructurings	64	$6,712	2,324	$14,066	2,388	$20,778

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	53	$4,402	141	$15,368	194	$19,770
Commercial real estate	4	4,040	9	4,885	13	8,925
Construction & land development	—	—	1	54	1	54
Commercial & industrial	4	1,424	3	22	7	1,446
Consumer	—	—	1,613	586	1,613	586
Total troubled debt restructurings	61	$9,866	1,767	$20,915	1,828	$30,781

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2020 and 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$826	—	$—	1	$826
Rate reduction	101	9,526	6	370	107	9,896
Principal deferral	9	858	2	166	11	1,024
Legal modification	58	3,068	7	416	65	3,484
Total residential TDRs	169	14,278	15	952	184	15,230

Commercial related and construction/land development loans:
Interest only payments	1	488	—	—	1	488
Rate reduction	2	1,046	1	45	3	1,091
Principal deferral	4	906	1	2,464	5	3,370
Total commercial TDRs	7	2,440	2	2,509	9	4,949

Consumer loans:
Principal deferral	2,193	578	—	—	2,193	578
Legal modification	2	21	—	—	2	21
Total consumer TDRs	2,195	599	—	—	2,195	599

Total troubled debt restructurings	2,371	$17,317	17	$3,461	2,388	$20,778

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$904	—	$—	1	$904
Rate reduction	118	13,847	5	352	123	14,199
Principal deferral	8	845	2	179	10	1,024
Legal modification	54	3,200	6	443	60	3,643
Total residential TDRs	181	18,796	13	974	194	19,770

Commercial related and construction/land development loans:
Interest only payments	3	1,568	—	—	3	1,568
Rate reduction	3	1,207	1	45	4	1,252
Principal deferral	11	5,981	1	597	12	6,578
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	17	8,756	4	1,669	21	10,425

Consumer loans:
Principal deferral	1,612	577	—	—	1,612	577
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,613	586	—	—	1,613	586

Total troubled debt restructurings	1,811	$28,138	17	$2,643	1,828	$30,781

As of December 31, 2020 and 2019, 83% and 91% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $1 million and $2 million of specific reserve allocations to clients whose loan terms have been modified in

TDRs as of December 31, 2020 and 2019. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships at December 31, 2020 and 2019.

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2020, 2019, and 2018 that were modified during the years ended December 31, 2020, 2019, and 2018 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	2	$53	1	$3	3	$56
Legal modification	15	701	3	131	18	$832
Total residential TDRs	17	754	4	134	21	888

Commercial related and construction/land development loans:
Principal deferral	2	133	—	—	2	133
Total commercial TDRs	2	133	—	—	2	133

Consumer loans:
Principal deferral	486	71	—	—	486	71
Legal modification	1	14	—	—	1	14
Total consumer TDRs	487	85	—	—	487	85

Total troubled debt restructurings	506	$972	4	$134	510	$1,106

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	1	$365	—	$—	1	$365
Principal deferral	—	—	—	—	—	—
Legal modification	26	1,958	5	417	31	2,375
Total residential TDRs	27	2,323	5	417	32	2,740
Commercial related and construction/land development loans:
Interest only payments	2	1,423	—	—	2	1,423
Principal deferral	4	3,199	—	—	4	3,199
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	6	4,622	2	1,027	8	5,649

Consumer loans:
Principal deferral	1,279	201	—	—	1,279	201
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,280	210	—	—	1,280	210

Total troubled debt restructurings	1,313	$7,155	7	$1,444	1,320	$8,599

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

As of December 31, 2020, 2019, and 2018, 88%, 83% and 42% of the Bank’s TDR balances that occurred during the years ended December 31, 2020, 2019, and 2018 were performing according to their modified terms. The Bank provided approximately $48,000, $220,000 and $472,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during 2020, 2019 and 2018.

There was no significant change between the pre and post modification loan balances at December 31, 2020, 2019, and 2018.

The following tables present loans by class modified as troubled debt restructurings within the previous 12 months of December 31, 2020, 2019, and 2018 and for which there was a payment default during 2020, 2019, and 2018:

	Years Ended December 31,
	2020		2019		2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	5	$218	4	$248	6	$2,920
Commercial real estate	—	—	1	541	1	28
Commercial & industrial	—	—	2	1,027	—	—
Home equity	2	32	—	—	—	—
Consumer	—	—	1,279	201	—	—

Total	7	$250	1,286	$2,017	7	$2,948

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

During 2020 the Company accommodated $808 million, or approximately 20% of its Traditional Bank loan portfolio due to pandemic-driven hardship. At December 31, 2020, $14 million, or 2% of those previously accommodated balances remained under an accommodation.

Foreclosures

The following table presents the carrying amount of foreclosed properties held at December 31, 2020 and 2019 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2020	2019

Residential real estate	$496	$113
Commercial real estate	2,003	—

Total other real estate owned	$2,499	$113

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2020 and 2019:

December 31, (in thousands)	2020	2019

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$981	$2,201

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2020, 2019 and 2018. During the first quarter of each year, the Company bases its estimated Provision for EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th, and each quarter thereafter, any credits to the Provision for EAs matches the recovery of previously charged-off accounts.

Information regarding EAs follows:

	Years Ended
	December 31,
(dollars in thousands)	2020	2019	2018

Easy Advances originated	$387,762	$388,970	$430,210
Net charge to the Provision for Easy Advances	13,033	10,643	10,760
Provision to total Easy Advances originated	3.36%	2.74%	2.50%
Easy Advances net charge-offs	$13,033	$10,643	$10,760
Easy Advances net charge-offs to total Easy Advances originated	3.36%	2.74%	2.50%

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2020	2019

Land	$4,303	$4,693
Buildings and improvements	33,225	33,780
Furniture, fixtures and equipment	51,467	48,782
Leasehold improvements	21,921	20,649
Construction in progress	—	2,232
Total premises and equipment	110,916	110,136
Less: Accumulated depreciation and amortization	71,404	63,940
Premises and equipment, net	$39,512	$46,196

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Depreciation expense	$9,725	$9,230	$9,347

6.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Since its adoption of ASU 2016-02 on January 1, 2019, the Company has recorded as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company has recorded right-of-use assets for the underlying leased property.

As of December 31, 2020, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 37 of its offices, with 14 such operating leases contracted with a related party of the Company. As of December 31, 2020, payments on 25 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company executed three new third-party and one new related-party operating lease during 2020 with a total right-of-use asset value of approximately $14 million for all four leases. The largest of these four leases was a related-party lease for the Company’s Corporate Center location, which had a right-of-use asset value of approximately $12 million upon lease commencement. Additionally, the Company renewed a related-party lease on one of its Louisville, Kentucky banking centers during the fourth quarter of 2020. This renewed lease commenced in January 2021 with a right-of-use asset value of $392,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for years ended December 31, 2020 and 2019:

Years Ended December 31, (in thousands)	2020	2019

Operating lease expense:
Related Party:
Variable lease expense	$4,885	$4,690
Fixed lease expense	91	37
Third Party:
Variable lease expense	786	883
Fixed lease expense	1,617	1,505
Short-term lease expense	—	62
Total operating lease expense	$7,379	$7,177

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,254	$7,175
Short-term lease payments not included in the measurement of lease liabilities	—	62

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of December 31, 2020 and 2019:

December 31, (dollars in thousands)	2020	2019

Weighted average remaining term in years	8.37	8.02
Weighted average discount rate	3.10%	3.46%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2020:

Year (in thousands)	Related Party	Third Party	Total

2021	$4,638	$2,422	$7,060
2022	4,639	2,418	7,057
2023	4,639	1,995	6,634
2024	4,512	1,463	5,975
2025	4,344	925	5,269
Thereafter	15,800	2,707	18,507
Total undiscounted cash flows	$38,572	$11,930	$50,502
Discount applied to cash flows	(4,781)	(1,381)	(6,162)
Total discounted cash flows reported as operating lease liabilities	$33,791	$10,549	$44,340

7.	GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Beginning of period	$16,300	$16,300	$16,300
Acquired goodwill	—	—	—
Impairment	—	—	—
End of period	$16,300	$16,300	$16,300

The goodwill balance relates entirely to the Company’s Traditional Banking segment and Core Banking operations.

The Company adopted ASU 2017-04 on January 1, 2020, which simplified goodwill impairment testing by eliminating Step 2 from the goodwill impairment test. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2020 and 2019, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

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

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements (“swaps”) during 2013 as part of its interest rate risk management strategy. Both of these interest rate swaps matured in December 2020.

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2020 and 2019:

					December 31, 2020		December 31, 2019
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swap on money market deposits	$10,000	2.17%	1M LIBOR	12/2013 - 12/2020	$—	$—	$(46)	$(34)
Interest rate swap on FHLB advance	10,000	2.33%	3M LIBOR	12/2013 - 12/2020	—	—	(58)	(43)
Total	$20,000				$—	$—	$(104)	$(77)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2020, 2019, and 2018:

Years Ended December 31, (in thousands)	2020	2019	2018

Interest rate swap on money market deposits	$138	$(10)	$18
Interest rate swap on FHLB advance	143	(10)	10
Total interest (benefit) expense on swap transactions	$281	$(20)	$28

The following table presents the net gains (losses) recorded in accumulated OCI and the consolidated statements of income relating to the swaps for the years ended December 31, 2020, 2019, and 2018:

Years Ended December 31, (in thousands)	2020	2019	2018

Gains (losses) recognized in OCI on derivative (effective portion)	$(177)	$(199)	$178

Gains (losses) reclassified from OCI on derivative (effective portion)	(281)	20	(28)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2020 and 2019 is included in the following table:

		2020		2019
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$138,277	$12,545	$95,411	$5,062
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	—	—	6,640	(55)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$138,277	$12,545	$102,051	$5,007

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	138,277	(12,545)	102,051	(5,007)
Total		$276,554	$—	$204,102	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $13.3 million and $7.5 million at December 31, 2020 and 2019.

9.	DEPOSITS

The composition of the deposit portfolio follows:

December 31, (in thousands)	2020	2019

Core Bank:
Demand	$1,217,263	$922,972
Money market accounts	712,824	793,950
Savings	236,335	175,588
Individual retirement accounts (1)	47,889	51,548
Time deposits, $250 and over (1)	83,448	104,412
Other certificates of deposit (1)	199,214	248,161
Reciprocal money market and time deposits (1)	314,109	189,774
Brokered deposits (1)	25,010	200,072
Total Core Bank interest-bearing deposits	2,836,092	2,686,477
Total Core Bank noninterest-bearing deposits	1,503,662	981,164
Total Core Bank deposits	4,339,754	3,667,641

Republic Processing Group:
Money market accounts	6,673	66,152
Total RPG interest-bearing deposits	6,673	66,152

Brokered prepaid card deposits	257,856	9,128
Other noninterest-bearing deposits	128,898	43,087
Total RPG noninterest-bearing deposits	386,754	52,215
Total RPG deposits	393,427	118,367

Total deposits	$4,733,181	$3,786,008
(1)	Includes time deposits.

Time deposits at or above the FDIC insured limit of $250,000 are presented in the table below:

December 31, (in thousands)	2020	2019

Time deposits of $250 or more	$83,448	$104,412

At December 31, 2020, the scheduled maturities and weighted average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Years (dollars in thousands)	Principal	Rate

2021	$272,154	1.17%
2022	48,837	1.70
2023	62,134	2.62
2024	11,390	2.19
2025	3,829	0.59
Thereafter	60	0.48
Total	$398,404	1.49

10.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

At December 31, 2020 and 2019, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2020	2019

Outstanding balance at end of period	$211,026	$167,617
Weighted average interest rate at end of period	0.04%	0.32%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$60,059	$70,015
Mortgage backed securities - residential	140,554	134,265
Collateralized mortgage obligations	29,656	17,030
Total securities pledged	$230,269	$221,310

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2020, 2019 and 2018 follows:

Years Ended December 31, (dollars in thousands)	2020	2019	2018

Average outstanding balance during the period	$204,797	$236,883	$225,145
Average interest rate during the period	0.09%	0.51%	0.50%
Maximum outstanding at any month end during the period	$295,698	$276,927	$260,147

11.	FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2020 and 2019, FHLB advances were as follows:

December 31, (in thousands)	2020	2019

Overnight advances	$225,000	$200,000
Variable interest rate advance indexed to 3-Month LIBOR plus 0.14%	—	10,000
Fixed interest rate advances	10,000	540,000
Total FHLB advances	$235,000	$750,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. The Company incurred $2.1 million early termination penalties on the payoff of $60 million in FHLB advances during 2020, with no similar penalty incurred in 2019 or 2018.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2020 and 2019, Republic had available borrowing capacity of $683 million and $259 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of December 31, 2020 and 2019.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2021 (Overnight)	$225,000	0.16%
2021 (Term)	10,000	1.89
2022	—	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total	$235,000	0.23%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2020	2019

Outstanding balance at end of period	$225,000	$200,000
Weighted average interest rate at end of period	0.16%	1.63%

Years Ended December 31, (dollars in thousands)	2020	2019	2018

Average outstanding balance during the period	$25,546	$270,992	$202,830
Average interest rate during the period	0.81%	2.43%	1.98%
Maximum outstanding at any month end during the period	$250,000	$785,000	$560,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2020	2019

First lien, single family residential real estate	$1,048,236	$1,099,941
Home equity lines of credit	208,944	274,990

12.	SUBORDINATED NOTE

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR + 1.42% thereafter. The subordinated note matures on December 31, 2035 and is now redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on January 1, 2021, and carried the note at a cost of 3-month LIBOR + 1.42%, or 1.66%, at December 31, 2020.

13.	OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2020	2019

Unused warehouse lines of credit	$456,004	$436,541
Unused home equity lines of credit	353,322	363,195
Unused loan commitments - other	775,128	757,657
Standby letters of credit	10,949	11,252
FHLB letter of credit	643	2,485
Total commitments	$1,596,046	$1,571,130

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

The following tables present a rollforward of the ACLC for year ended December 31, 2020:

	ACLC Rollforward
	Year Ended December 31, 2020
	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$—	$55	$24	$—	$—	$79
Unused home equity lines of credit	—	89	84	—	—	173
Unused loan commitments - other	—	312	425	—	—	737

Total	$—	$456	$533	$—	$—	$989

The Company increased its ACLC during 2020 based on higher estimated usage rates on its unused lines and higher loss expectations on that usage. Current and forecasted economic concerns driven by the COVID-19 pandemic drove the Company’s higher loss expectations.

14.	STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2020, the Bank could, without prior approval, declare dividends of approximately $183 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2020

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$896,053	18.52%	$387,163	8.00%	NA	NA
Republic Bank & Trust Company	796,114	16.46	386,842	8.00	$483,553	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	803,682	16.61	217,779	4.50	NA	NA
Republic Bank & Trust Company	743,743	15.38	217,599	4.50	314,309	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	843,682	17.43	290,372	6.00	NA	NA
Republic Bank & Trust Company	743,743	15.38	290,132	6.00	386,842	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	843,682	13.70	246,385	4.00	NA	NA
Republic Bank & Trust Company	743,743	12.11	245,723	4.00	307,154	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$825,987	17.01%	$388,526	8.00%	NA	NA
Republic Bank & Trust Company	723,248	14.91	388,143	8.00	$485,179	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	742,636	15.29	218,546	4.50	NA	NA
Republic Bank & Trust Company	679,897	14.01	218,331	4.50	315,366	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	782,636	16.11	291,394	6.00	NA	NA
Republic Bank & Trust Company	679,897	14.01	291,107	6.00	388,143	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	782,636	13.93	224,799	4.00	NA	NA
Republic Bank & Trust Company	679,897	12.11	224,515	4.00	280,644	5.00

15.	FAIR VALUE

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value at December 31, 2020. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$246,909	$—	$246,909
Private label mortgage backed security	—	—	2,957	2,957
Mortgage backed securities - residential	—	211,202	—	211,202
Collateralized mortgage obligations	—	48,952	—	48,952
Corporate bonds	—	10,043	—	10,043
Trust preferred security	—	—	3,800	3,800
Total available-for-sale debt securities	$—	$517,106	$6,757	$523,863

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,523	—	—	2,523
Total equity securities with readily determinable fair value	$2,523	$560	$—	$3,083

Mortgage loans held for sale	$—	$46,867	$—	$46,867
Consumer loans held for sale	—	—	3,298	3,298
Consumer loans held for investment	—	—	497	497
Rate lock loan commitments	—	4,540	—	4,540
Interest rate swap agreements	—	12,545	—	12,545

Financial liabilities:
Mandatory forward contracts	$—	$976	$—	$976
Interest rate swap agreements	—	12,545	—	12,545

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$134,640	$—	$134,640
Private label mortgage backed security	—	—	3,495	3,495
Mortgage backed securities - residential	—	255,847	—	255,847
Collateralized mortgage obligations	—	63,371	—	63,371
Corporate bonds	—	10,002	—	10,002
Trust preferred security	—	—	4,000	4,000
Total available-for-sale debt securities	$—	$463,860	$7,495	$471,355

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$714	$—	$714
Community Reinvestment Act mutual fund	2,474	—	—	2,474
Total equity securities with readily determinable fair value	$2,474	$714	$—	$3,188

Mortgage loans held for sale	$—	$19,224	$—	$19,224
Consumer loans held for sale		—	598	598
Consumer loans held for investment	—	—	998	998
Rate lock loan commitments	—	789	—	789
Interest rate swap agreements	—	5,062	—	5,062

Financial liabilities:
Mandatory forward contracts	$—	$131	$—	$131
Interest rate swap agreements	—	5,166	—	5,166

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2020 and 2019.

The following table presents a reconciliation of the Bank’s Private Label Mortgage Backed Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2020, 2019, and 2018:

Private Label Mortgage Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$3,495	$3,712	$4,449
Total gains or losses included in earnings:
Net change in unrealized gain	(35)	(79)	(20)
Recovery of actual losses previously recorded	—	151	152
Principal paydowns	(503)	(289)	(869)
Balance, end of period	$2,957	$3,495	$3,712

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

The following tables present quantitative information about recurring Level 3 fair value measurements at December 31, 2020 and 2019:

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$2,957	Discounted cash flow	(1) Constant prepayment rate	4.5% - 18.0%

			(2) Probability of default	1.8% - 9.0%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage backed security	$3,495	Discounted cash flow	(1) Constant prepayment rate	2.3% - 5.0%

			(2) Probability of default	1.8% - 6.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2020, 2019, and 2018:

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$4,000	$4,075	$3,600
Total gains or losses included in earnings:
Discount accretion	56	42	40
Net change in unrealized gain	(256)	(117)	435
Balance, end of period	$3,800	$4,000	$4,075

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2020	2019

Aggregate fair value	$46,867	$19,224
Contractual balance	44,781	18,690
Unrealized gain	2,086	534

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2020, 2019, and 2018 are presented in the following table:

Years Ended December 31, (in thousands)	2020	2019	2018

Interest income	$1,362	$697	$402
Change in fair value	1,552	239	203
Total included in earnings	$2,914	$936	$605

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2020 and 2019.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,298	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2019 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$598	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

December 31, (in thousands)	2020	2019

Aggregate fair value	$3,298	$598
Contractual balance	3,284	593
Unrealized gain	14	5

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2020	2019	2018

Interest income	$1,808	$13	$—
Change in fair value	9	5	—
Total included in earnings	$1,817	$18	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,860	$3,860
Commercial real estate	—	—	4,107	4,107
Home equity	—	—	395	395
Total collateral-dependent loans*	$—	$—	$8,362	$8,362

Other real estate owned:
Commercial real estate	$—	$—	$2,003	$2,003
Total other real estate owned	$—	$—	$2,003	$2,003

Mortgage servicing rights	$—	$3,233	$—	$3,233

	Fair Value Measurements at
	December 31, 2019 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$—	$—	$3,598	$3,598
Nonowner occupied	—	—	14	14
Commercial real estate	—	—	3,276	3,276
Commercial & industrial	—	—	1,562	1,562
Home equity	—	—	470	470
Total impaired loans*	$—	$—	$8,920	$8,920

* The difference between the carrying value and the fair value of collateral dependent or impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020 and 2019:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,860	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (8%)

Collateral-dependent loans - commercial real estate	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	7% - 31% (26%)

Collateral-dependent loans - home equity	$395	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-6% (5%)

Other real estate owned - commercial real estate	$2,003	Sales comparison approach	Adjustments determined for differences between comparable sales	26% (26%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2019 (dollars in thousands)	Value	Technique	Inputs	Average)

Impaired loans - residential real estate owner occupied	$3,598	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 58% (12%)

Impaired loans - residential real estate nonowner occupied	$14	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Impaired loans - commercial real estate	$3,276	Sales comparison approach	Adjustments determined for differences between comparable sales	1% - 10% (4%)

Impaired loans - commercial & industrial	$1,562	Income approach	Adjustments for differences between net operating income expectations	3% - 50% (37%)

Impaired loans - home equity	$470	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

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

Collateral-dependent/impaired loans are as follows:

December 31, (in thousands)	2020	2019

Carrying amount of loans measured at fair value	$7,110	$7,729
Estimated selling costs considered in carrying amount	1,252	1,193
Valuation allowance	—	(2)
Total fair value	$8,362	$8,920

Years Ended December 31, (in thousands)	2020	2019	2018

Provision on collateral-dependent, impaired loans	$559	$3,039	$1,629

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2020	2019	2018

Other real estate owned carried at fair value	$2,003	$—	$—
Other real estate owned carried at cost	496	113	160
Total carrying value of other real estate owned	$2,499	$113	$160
Other real estate owned write-downs during the years ended	$105	$—	$—

The carrying amounts and estimated exit price fair values of financial instruments, at December 31, 2020 and 2019 follow:

		Fair Value Measurements at
		December 31, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$485,587	$485,587	$—	$—	$485,587
Available-for-sale debt securities	523,863	—	517,106	6,757	523,863
Held-to-maturity debt securities	53,324	—	54,190	—	54,190
Equity securities with readily determinable fair values	3,083	2,523	560	—	3,083
Mortgage loans held for sale, at fair value	46,867	—	46,867	—	46,867
Consumer loans held for sale, at fair value	3,298	—	—	3,298	3,298
Consumer loans held for sale, at the lower of cost or fair value	1,478	—	—	1,478	1,478
Loans, net	4,752,036	—	—	4,749,831	4,749,831
Federal Home Loan Bank stock	17,397	—	—	—	NA
Accrued interest receivable	12,925	—	12,925	—	12,925
Mortgage servicing rights	7,095	—	8,318	—	8,318
Rate lock loan commitments	4,540	—	4,540	—	4,540
Interest rate swap agreements	12,545	—	12,545	—	12,545

Liabilities:
Noninterest-bearing deposits	$1,890,416	—	$1,890,416	—	$1,890,416
Transaction deposits	2,444,361	—	2,444,361	—	2,444,361
Time deposits	398,404	—	404,773	—	404,773
Securities sold under agreements to repurchase and other short-term borrowings	211,026	—	211,026	—	211,026
Federal Home Loan Bank advances	235,000	—	235,009	—	235,009
Subordinated note	41,240	—	31,071	—	31,071
Accrued interest payable	342	—	342	—	342
Mandatory forward contracts	976	—	976	—	976
Interest rate swap agreements	12,545	—	12,545	—	12,545

NA - Not applicable

		Fair Value Measurements at
		December 31, 2019:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$385,303	$385,303	$—	$—	$385,303
Available-for-sale debt securities	471,355	—	463,860	7,495	471,355
Held-to-maturity debt securities	62,531	—	63,156	—	63,156
Equity securities with readily determinable fair values	3,188	2,474	714	—	3,188
Mortgage loans held for sale, at fair value	19,224	—	19,224	—	19,224
Consumer loans held for sale, at fair value	598	—	—	598	598
Consumer loans held for sale, at the lower of cost or fair value	11,646	—	—	11,646	11,646
Loans, net	4,389,800	—	—	4,381,396	4,381,396
Federal Home Loan Bank stock	30,831	—	—	—	NA
Accrued interest receivable	12,937	—	12,937	—	12,937
Mortgage servicing rights	5,888	—	9,068	—	9,068
Rate lock loan commitments	789	—	789	—	789
Interest rate swap agreements	5,062	—	5,062	—	5,062

Liabilities:
Noninterest-bearing deposits	$1,033,379	—	$1,033,379	—	$1,033,379
Transaction deposits	2,018,687	—	2,018,687	—	2,018,687
Time deposits	733,942	—	737,733	—	737,733
Securities sold under agreements to repurchase and other short-term borrowings	167,617	—	167,617	—	167,617
Federal Home Loan Bank advances	750,000	—	749,667	—	749,667
Subordinated note	41,240	—	32,587	—	32,587
Accrued interest payable	2,802	—	2,802	—	2,802
Mandatory forward contracts	131	—	131	—	131
Interest rate swap agreements	5,166	—	5,166	—	5,166

NA - Not applicable

16.	MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$19,224	$8,971	$5,761
Origination of mortgage loans held for sale	782,939	356,097	176,916
Proceeds from the sale of mortgage loans held for sale	(788,475)	(354,660)	(177,545)
Net gain on sale of mortgage loans held for sale	33,179	8,816	3,839
Balance, end of period	$46,867	$19,224	$8,971

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others, primarily the FHLMC, totaling $1.3 billion and $1.1 billion at December 31, 2020 and 2019. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $20 million and $11 million at December 31, 2020 and 2019.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2020	2019	2018

Net gain realized on sale of mortgage loans held for sale	$28,721	$8,013	$3,843
Net change in fair value recognized on loans held for sale	1,552	239	203
Net change in fair value recognized on rate lock loan commitments	3,751	433	46
Net change in fair value recognized on forward contracts	(845)	131	(253)
Net gain recognized	33,179	8,816	3,839

Loan servicing income	2,924	2,506	2,418
Amortization of mortgage servicing rights	(3,756)	(1,823)	(1,432)
Change in mortgage servicing rights valuation allowance	(500)	—	—
Net servicing income recognized	(1,332)	683	986
Total Mortgage Banking income	$31,847	$9,499	$4,825

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$5,888	$4,919	$5,044
Additions	5,463	2,792	1,307
Amortized to expense	(3,756)	(1,823)	(1,432)
Change in valuation allowance	(500)	—	—
Balance, end of period	$7,095	$5,888	$4,919

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Beginning valuation allowance	$—	$—	$—
Charge during the period	500	—	—
Ending valuation allowance	$500	$—	$—

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2020	2019

Fair value of mortgage servicing rights portfolio	$8,318	$9,068
Monthly weighted average prepayment rate of unpaid principal balance*	308%	202%
Discount rate	10.00%	10.00%
Weighted average foreclosure rate	0.44%	0.14%
Weighted average life in years	4.85	5.76

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2021	$1,486
2022	1,474
2023	1,386
2024	1,003
2025	656
2026	448
2027	642
Total	$7,095

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2020		2019
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$44,781	$46,867	$18,690	$19,224

Included in other assets:
Rate lock loan commitments	$105,395	$4,540	$32,776	$789

Included in other liabilities:
Mandatory forward contracts	$136,236	$976	$44,919	$131

17.	STOCK PLANS AND STOCK BASED COMPENSATION

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2020	2019	2018

Risk-free interest rate	0.44%	1.85%	3.00%
Expected dividend yield	3.53%	2.25%	2.01%
Expected stock price volatility	23.71%	20.11%	18.59%
Expected life of options (in years)	5	5	5
Estimated fair value per share	$4.06	$7.12	$8.09

The following table summarizes stock option activity from January 1, 2019 through December 31, 2020:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, January 1, 2019	433,200	$33.50
Granted	5,500	47.02
Exercised	(100,600)	24.50
Forfeited or expired	(26,650)	36.00
Outstanding, December 31, 2019	311,450	$36.43	2.73	$3,449,454

Outstanding, January 1, 2020	311,450	$36.43
Granted	285,995	32.37
Exercised	(64,850)	24.44
Forfeited or expired	(26,650)	35.95
Outstanding, December 31, 2020	505,945	$35.70	3.48	$1,925,343

Unvested	427,245	$37.75	4.06	$1,022,143
Exercisable (vested) at December 31, 2020	78,700	$24.59	0.34	$903,200

Information related to the stock options during each year follows:

Years Ended December 31,	2020	2019	2018

Intrinsic value of options exercised	$634	$2,249	$79
Cash received from options exercised, net of shares redeemed	210	(191)	83

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2020	2019

Outstanding loans	$390	$355

Restricted Stock Awards

Restricted stock awards generally vest within six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock activity from January 1, 2019 through December 31, 2020:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2019	51,110	$39.06
Granted	2,336	49.34
Forfeited	—	—
Earned and issued	(12,336)	46.63
Outstanding, December 31, 2019	41,110	$37.37

Outstanding, January 1, 2020	41,110	$37.37
Granted	1,218	34.02
Forfeited	—	—
Earned and issued	(2,828)	30.77
Outstanding, December 31, 2020	39,500	$38.56

Unvested	39,500	$38.56

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally five to six years.

Performance Stock Units

The Company first granted PSUs under the 2015 Plan in January 2016. Half of these PSUs were awarded in the first quarter of 2019 after the Company’s Compensation Committee determined that the Company had achieved an ROA of greater than 1.25% for fiscal year 2018. The remaining PSUs were awarded during the first quarter of 2020 after the Company’s Compensation Committee determined that the Company had achieved an ROA of greater than 1.25% for fiscal year 2019.

The following table summarizes PSU activity from January 1, 2019 through December 31, 2020:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2019	46,000	$23.08
Granted	—	—
Forfeited	—	—
Earned and issued	(23,000)	23.08
Outstanding, December 31, 2019	23,000	$23.08

Outstanding, January 1, 2020	23,000	$23.08
Granted	—	—
Forfeited	—	—
Earned and issued	(23,000)	23.08
Outstanding, December 31, 2020	—	$—

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2020, 2019, and 2018 as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Stock option expense	$463	$364	$265
Restricted stock award expense	396	728	630
Performance stock unit expense	—	(57)	106
Total expense	$859	$1,035	$1,001

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year (in thousands)	Options	Stock Awards	Total

2021	$538	$277	$815
2022	501	253	754
2023	376	135	511
2024	97	40	137
2025	15	—	15
2026 and beyond	—	—	—
Total	$1,527	$705	$2,232

Deferred Compensation

On April 19, 2019, the shareholders of Republic approved an amendment and restatement of the Non-Employee Director and Key Employee Deferred Compensation Plan (the “Plan”). Prior to the Plan’s 2019 amendment and restatement, only directors participated in the plan, with the 2019 amendment and restatement initiating key-employee participation. The Plan provides non-employee directors and designated key employees the ability to defer compensation and have those deferred amounts paid later in the form of Company Class A Common shares based on the shares that could have been acquired as the deferrals were made. The Company maintains a bookkeeping account for each director or key-employee participant, and at the end of each fiscal quarter, deferred compensation is converted to “stock units” equal to the amount of compensation deferred during the quarter divided by the quarter-end fair market value of the Company’s Class A Common stock. Stock units for each participant’s account are also credited with an amount equal to the cash dividends that would have been paid on the number of stock units in the account if the stock units were deemed to be outstanding shares of stock. Any dividends credited are converted into additional stock units at the end of the fiscal quarter in which the dividends were paid.

DIRECTORS

Members of the Board of Directors may defer board and committee fees from two to five years, with each director participant retaining a nonforfeitable interest in his or her deferred compensation account.

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2019	66,144	$25.45
Deferred fees and dividend equivalents converted to stock units	6,397	46.76
Stock units converted to Class A Common Shares	(5,178)	23.18
Outstanding, December 31, 2019	67,363	$27.65

Outstanding, January 1, 2020	67,363	$27.65
Deferred fees and dividend equivalents converted to stock units	13,930	32.20
Stock units converted to Class A Common Shares	(4,967)	44.58
Outstanding, December 31, 2020	76,326	$27.38

Vested	76,326	$27.38

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Director deferred compensation expense	$352	$213	$214

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key-employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2019	9,260	$43.09
Deferred base salaries and dividend equivalents converted to stock units	7,059	45.84
Matching stock units credited	7,059	45.84
Matching stock units forfeited	—	—
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2019	23,378	$41.75

Outstanding, January 1, 2020	23,378	$41.75
Deferred base salaries and dividend equivalents converted to stock units	12,754	32.17
Matching stock units credited	12,754	32.17
Matching stock units forfeited	—	—
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2020	48,886	$37.37

Vested	32,595	$37.37
Unvested	16,291	$37.37

The following presents key-employee deferred compensation expense for the period presented:

Years Ended December 31, (in thousands)	2020	2019	2018

Key-employee - base salary	$408	$319	$215
Key-employee - employer match	158	49	215
Total	$566	$368	$430

Employee Stock Purchase Plan

On April 19, 2019, the shareholders of Republic approved the ESPP. Under the ESPP, participating employees may purchase shares of the Company Class A Common Stock through payroll withholdings at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. Participating employees were able purchase the Company’s Class A Common Stock through the ESPP at:

●	90% of its fair market value on the last day of the three-month offering periods ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019; and
●	85% of fair market value on the last day of the three-month offering periods ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020.

The following presents expense under the ESPP for the period presented:

Years Ended December 31, (in thousands)	2020	2019	2018

ESPP expense	$94	$49	$23

18.	BENEFIT PLANS

401(k) Plan

Republic maintains a 401(k) plan for eligible employees. All eligible employees are automatically enrolled at 6% of their eligible compensation within 30 days of their date of hire unless the eligible employee elects to enroll sooner. Participants in the plan have the option to contribute from 1% to 75% of their annual eligible compensation, up to the maximum allowed by the IRS. The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Employer matching contributions	$3,205	$3,185	$2,890
Discretionary employer bonus matching contributions	117	207	392

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a SERP. The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million and $2 million at December 31, 2020 and 2019. Expense under the SERP was $34,000, $97,000 and $102,000 for the years ended December 31, 2020, 2019, and 2018.

19.	INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Current expense:
Federal	$25,762	$18,906	$10,638
State	2,450	1,751	1,532

Deferred expense:
SAB 118 related discrete items	—	—	(2,762)
Federal	(7,249)	1,880	6,815
State	(1,576)	(1,043)	188
Total	$19,387	$21,494	$16,411

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	2020	2019	2018

Federal corporate tax rate	21.00%	21.00%	21.00%
Effect of:
SAB 118 related discrete items*	—	—	(2.93)
State taxes, net of federal benefit	1.43	1.43	1.44
General business tax credits	(2.01)	(1.14)	(1.44)
Nontaxable income	(0.75)	(0.85)	(0.99)
Reversal of valuation allowance/establishment of net operating loss DTA	(0.04)	(0.74)	—
Tax benefit of vesting employee benefits	(0.15)	(0.42)	(0.20)
Deferred tax asset due to KY HB354	(0.97)	(0.20)	—
Other, net	0.38	(0.09)	0.53
Effective tax rate	18.89	18.99	17.41

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

The following items provided $2.8 million in federal income tax benefits during 2018 and primarily drove the Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

●	During the third quarter of 2018 the Company completed a cost-segregation study and assigned revised tax lives to select fixed assets resulting from a detailed engineering-based analysis. The more detailed classification of fixed assets allowed the Company a large one-time recognition of additional depreciation expense for its 2017 federal tax return at a 35% income tax rate, as opposed to the TCJA rate of 21% it previously expected to receive for these deductions in the future. The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. Tax benefits related to the cost-segregation study were primarily attributed to the Company’s Traditional Banking segment.

•	The Company adopted an automatic tax-accounting-method change related to loan origination costs during the third quarter of 2018, as it was preparing its 2017 federal tax return. This tax-accounting-method change related to the immediate recognition of loan origination costs for income tax purposes, as opposed to the amortization of those costs over the life of the loan. The change in tax-accounting-method resulted in a further impact from the

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

The following items provided $2.8 million in federal income tax benefits during 2019 and drove the Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

•	As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. As of December 31, 2019, the Company recorded a deferred tax asset, net of the federal benefit, of $224,000 due to the enactment of HB354, with the majority of this benefit attributed to the Company’s Traditional Banking segment.

•	In April 2019, Kentucky enacted HB458, which allows for sharing of certain tax attributes between Republic Bancorp and the Bank, including net operating losses. Republic Bancorp had previously filed a separate company income tax return for Kentucky and generated net operating losses, for which it had maintained a valuation allowance against the related deferred tax asset. HB458 also allows for certain net operating losses to be utilized on a combined return. Republic Bancorp expects to file a consolidated return beginning in 2021 and to utilize these previously generated net operating losses. The tax benefit to reverse the valuation allowance and record the deferred tax asset for these losses is approximately $840,000 and is fully attributed to the Company’s Traditional Banking segment.

•	The Company recognized $480,000 in income tax benefits associated with equity compensation during 2019. Substantially all of this benefit was attributed to the Company’s Traditional Banking segment.

•	The Company recognized $1.3 million in income tax benefits for low-income-housing investments and R&D credits during 2019. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were attributed to the Traditional Banking, TRS, and RCS segments.

The following items provided $3.1 million in federal income tax benefits during 2020 and drove the Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

•	As a financial institution doing business in Kentucky, the Bank is subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, however, Kentucky enacted HB354, which will transition the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. The current Kentucky corporate income tax rate is 5%. In 2020, the Company recorded an additional deferred tax asset, net of the federal benefit, of $1 million due to the enactment of HB354, with the majority of this benefit attributed to the Company’s Traditional Banking segment.

•	The Company recognized $2.1 million in income tax benefits for low-income-housing investments and R&D credits during 2020. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were attributed to the Traditional Banking, TRS, and RCS segments.

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2020	2019

Deferred tax assets:
Allowance for credit losses	$14,999	$9,672
Operating lease liabilities	10,911	8,186
Accrued expenses	5,062	3,332
Net operating loss carryforward(1)	2,577	2,705
Acquisition fair value adjustments	181	443
Other-than-temporary impairment	448	397
Paycheck Protection Program Fees	2,159	—
Fair value of cash flow hedges	—	26
Other	1,655	1,495
Total deferred tax assets	37,992	26,256

Deferred tax liabilities:
Right of use assets - operating leases	(10,667)	(7,889)
Depreciation and amortization	(3,612)	(4,018)
Federal Home Loan Bank dividends	(1,161)	(2,667)
Deferred loan costs	(2,235)	(2,068)
Lease Financing Receivables	(2,154)	(2,245)
Mortgage servicing rights	(1,746)	(1,319)
Unrealized investment securities gains	(2,836)	(1,058)
Bargain purchase gain	(659)	(648)
Total deferred tax liabilities	(25,070)	(21,912)

Less: Valuation allowance	—	—
Net deferred tax asset	$12,922	$4,344
(1)	The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $7.3 million (federal) and $4.5 million (state). These carryforwards begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under IRC Section 382 to $722,000 annually for federal and $634,000 annually for state. The Company also has a Kentucky net operating loss carryforward of $22.4 million, which the Company expects to begin utilizing in 2021 due to the passage of Kentucky HB354 and HB458. The Company expects to file a consolidated Kentucky income tax return beginning in 2021 and to utilize these previously generated net operating losses. The Company previously maintained a valuation allowance as it did not anticipate generating taxable income in Kentucky to utilize this carryforward prior to expiration. Finally, the Company has state AMT credit carryforwards of $15,000 with no expiration date.

Unrecognized Tax Benefits

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$1,707	$1,327	$912
Additions based on tax related to the current period	455	364	306
Additions for tax positions of prior periods	24	55	339
Reductions for tax positions of prior periods	(72)	—	(34)
Reductions due to the statute of limitations	(82)	(39)	(196)
Settlements	(91)	—	—
Balance, end of period	$1,941	$1,707	$1,327

Of the 2020 total, $1.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2020, 2019, and 2018 and accrued on the balance sheets as of December 31, 2020, 2019, and 2018 are presented below:

Years Ended December 31, (in thousands)	2020	2019	2018

Interest and penalties recorded in the income statement as a component of income tax expense	$57	$173	$42
Interest and penalties accrued on balance sheet	510	514	341

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

The following table summarizes information related to the Company’s qualified low-income housing investments and commitments:

December 31, (in thousands)		2020		2019
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment	Investment	Commitment
Low income housing tax credit investments - Gross	Proportional amortization	$18,909	$27,891	$11,912	$24,888
Life-to-date amortization		(2,701)	NA	(1,218)	NA
Low income housing tax credit investments - Net		$16,208	$27,891	$10,694	$24,888

20.	EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2020	2019	2018

Net income	$83,246	$91,699	$77,852
Dividends declared on Common Stock:
Class A Shares	(21,433)	(19,771)	(18,076)
Class B Shares	(2,288)	(2,121)	(1,955)
Undistributed net income for basic earnings per share	59,525	69,807	57,821
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(35)	(118)	(102)
Undistributed net income for diluted earnings per share	$59,490	$69,689	$57,719

Weighted average shares outstanding:
Class A Shares	18,838	18,813	18,736
Class B Shares	2,201	2,210	2,224
Effect of dilutive securities on Class A Shares outstanding	30	112	105
Weighted average shares outstanding including dilutive securities	21,069	21,135	21,065

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.14	$1.06	$0.97
Undistributed earnings per share*	2.86	3.35	2.79
Total basic earnings per share - Class A Common Stock	$4.00	$4.41	$3.76

Class B Common Stock:
Per share dividends distributed	$1.04	$0.96	$0.88
Undistributed earnings per share*	2.60	3.05	2.53
Total basic earnings per share - Class B Common Stock	$3.64	$4.01	$3.41

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.14	$1.06	$0.97
Undistributed earnings per share*	2.85	3.33	2.77
Total diluted earnings per share - Class A Common Stock	$3.99	$4.39	$3.74

Class B Common Stock:
Per share dividends distributed	$1.04	$0.96	$0.88
Undistributed earnings per share*	2.59	3.03	2.52
Total diluted earnings per share - Class B Common Stock	$3.63	$3.99	$3.40

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

As of and for the Years Ended December 31,	2020	2019	2018

Antidilutive stock options	338,995	154,750	165,000
Average antidilutive stock options	282,489	151,260	47,712

21.	TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Chairman/Chief Executive Officer and Vice Chair are partners. Rent expense and obligations under these leases are presented in Footnote 6 in this section of the filing.

Loans made to executive officers and directors of Republic and their related interests during 2020 were as follows:

(in thousands)

Beginning balance	$43,398
Effect of changes in composition of related parties	(26,147)
New loans	11,402
Repayments	(12,933)
Ending balance	$15,720

Deposits from executive officers, directors, and their affiliates totaled $124 million and $97 million at December 31, 2020 and 2019.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chairman, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million and $2 million as of December 31, 2020 and 2019.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2020 and 2019, the unreimbursed portion was $440,000 and $540,000, and the net death benefit under the policies was approximately $5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

22.	OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2020	2019	2018

Available-for-Sale Debt Securities:
Change in unrealized gain on AFS debt securities	$7,147	$5,689	$(1,548)
Adjustment for accounting standard update	—	—	(428)
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	(35)	(79)	(20)
Net unrealized (losses) gains	7,112	5,610	(1,996)
Tax effect	(1,778)	(1,348)	420
Net of tax	5,334	4,262	(1,576)

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	(177)	(199)	178
Reclassification amount for net derivative losses (gains) realized in income	281	(20)	28
Net unrealized (losses) gains	104	(219)	206
Tax effect	(27)	52	(43)
Net of tax	77	(167)	163

Total other comprehensive (loss) income components, net of tax	$5,411	$4,095	$(1,413)

Amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2020, 2019, and 2018:

		Amounts Reclassified From
	Affected Line Items	Accumulated Other
	in the Consolidated	Comprehensive Income (Loss)
Years Ended December 31, (in thousands)	Statements of Income	2020	2019	2018

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest benefit (expense) on deposits	(138)	10	(18)
Interest rate swap on FHLB advance	Interest benefit (expense) on FHLB advances	(143)	10	(10)
Total derivative gains (losses) on cash flow hedges	Total interest benefit (expense)	(281)	20	(28)
Tax effect	Income tax (benefit) expense	70	(5)	6
Net of tax	Net income (loss)	(211)	15	(22)

The following is a summary of the accumulated OCI balances, net of tax:

		2020
(in thousands)	December 31, 2019	Change	December 31, 2020

Unrealized gain on AFS debt securities	$2,211	$5,360	$7,571
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	964	(26)	938
Unrealized gain (loss) on cash flow hedges	(77)	77	—
Total unrealized gain	$3,098	$5,411	$8,509

		2019
(in thousands)	December 31, 2018	Change	December 31, 2019

Unrealized gain (loss) on AFS debt securities	$(2,165)	$4,376	$2,211
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	1,078	(114)	964
Unrealized gain (loss) on cash flow hedges	90	(167)	(77)
Total unrealized gain (loss)	$(997)	$4,095	$3,098

23.	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2020	2019

Assets:

Cash and cash equivalents	$100,524	$101,003
Security available for sale	3,800	4,000
Investment in bank subsidiary	761,929	699,906
Investment in non-bank subsidiaries	3,518	3,631
Other assets	3,203	4,749

Total assets	$872,974	$813,289

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	8,411	7,805
Stockholders’ equity	823,323	764,244

Total liabilities and stockholders’ equity	$872,974	$813,289

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2020	2019	2018

Income and expenses:

Dividends from subsidiary	$25,980	$24,249	$22,385
Interest income	182	250	231
Other income	57	54	45
Less: Interest expense	1,000	1,620	1,508
Less: Other expenses	691	511	469

Income before income tax benefit	24,528	22,422	20,684
Income tax benefit	344	1,213	348

Income before equity in undistributed net income of subsidiaries	24,872	23,635	21,032
Equity in undistributed net income of subsidiaries	58,374	68,064	56,820

Net income	$83,246	$91,699	$77,852

Comprehensive income	$88,657	$95,794	$76,439

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2020	2019	2018

Operating activities:

Net income	$83,246	$91,699	$77,852
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(56)	(42)	(40)
Equity in undistributed net income of subsidiaries	(58,374)	(68,064)	(56,820)
Director deferred compensation - Parent Company	181	139	117
Change in other assets	1,609	(25)	605
Change in other liabilities	54	842	(976)
Net cash provided by operating activities	26,660	24,549	20,738

Investing activities:

Investment in subsidiary bank	(533)	(494)	(230)
Net cash used in investing activities	(533)	(494)	(230)

Financing activities:

Common Stock repurchases	(3,935)	(1,418)	(827)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	533	494	230
Net proceeds from Common Stock options exercised	—	(191)	83
Cash dividends paid	(23,204)	(21,377)	(19,497)
Net cash used in financing activities	(26,606)	(22,492)	(20,011)

Net change in cash and cash equivalents	(479)	1,563	497

Cash and cash equivalents at beginning of period	101,003	99,440	98,943

Cash and cash equivalents at end of period	$100,524	$101,003	$99,440

24. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$159,381	$25,957	$1,362	$186,700	$22,972	$22,643	$45,615	$232,315

Noninterest income:
Service charges on deposit accounts	11,571	63	—	11,634	(19)	—	(19)	11,615
Net refund transfer fees	—	—	—	—	20,297	—	20,297	20,297
Mortgage banking income(1)	—	—	31,847	31,847	—	—	—	31,847
Interchange fee income	10,978	—	—	10,978	210	—	210	11,188
Program fees(1)	—	—	—	—	2,193	4,902	7,095	7,095
Increase in cash surrender value of BOLI(1)	1,585	—	—	1,585	—	—	—	1,585
Net gains (losses) on OREO	(40)	—	—	(40)	—	—	—	(40)
Other	3,310	(39)	103	3,374	92	—	92	3,466
Total noninterest income	27,404	24	31,950	59,378	22,773	4,902	27,675	87,053

Total net revenue	$186,785	$25,981	$33,312	$246,078	$45,745	$27,545	$73,290	$319,368

Net-revenue concentration(2)	59%	8%	10%	77%	14%	9%	23%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Years Ended December 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$168,076	$15,801	$697	$184,574	$21,626	$29,926	$51,552	$236,126

Noninterest income:
Service charges on deposit accounts	14,153	44	—	14,197	—	—	—	14,197
Net refund transfer fees	—	—	—	—	21,158	—	21,158	21,158
Mortgage banking income(1)	—	—	9,499	9,499	—	—	—	9,499
Interchange fee income	11,600	—	—	11,600	259	—	259	11,859
Program fees(1)	—	—	—	—	437	4,275	4,712	4,712
Increase in cash surrender value of BOLI(1)	1,550	—	—	1,550	—	—	—	1,550
Net gains (losses) on OREO	540	—	—	540	—	—	—	540
Net gain on branch divestiture(1)	7,829	—	—	7,829	—	—	—	7,829
Other	2,881	(90)	213	3,004	1	659	660	3,664
Total noninterest income	38,553	(46)	9,712	48,219	21,855	4,934	26,789	75,008

Total net revenue	$206,629	$15,755	$10,409	$232,793	$43,481	$34,860	$78,341	$311,134

Net-revenue concentration(2)	67%	5%	3%	75%	14%	11%	25%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Year Ended December 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$160,398	$15,726	$402	$176,526	$19,203	$30,329	$49,532	$226,058

Noninterest income:
Service charges on deposit accounts	14,233	40	—	14,273	—	—	—	14,273
Net refund transfer fees	—	—	—	—	20,029	—	20,029	20,029
Mortgage banking income(1)	—	—	4,825	4,825	—	—	—	4,825
Interchange fee income	10,868	—	—	10,868	226	65	291	11,159
Program fees(1)	—	—	—	—	295	5,930	6,225	6,225
Increase in cash surrender value of BOLI(1)	1,527	—	—	1,527	—	—	—	1,527
Net gains (losses) on OREO	729	—	—	729	—	—	—	729
Other	2,608	—	550	3,158	1,003	497	1,500	4,658
Total noninterest income	29,965	40	5,375	35,380	21,553	6,492	28,045	63,425

Total net revenue	$190,363	$15,766	$5,777	$211,906	$40,756	$36,821	$77,577	$289,483

Net-revenue concentration(2)	66%	5%	2%	73%	14%	13%	27%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

25.	SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of December 31, 2020, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations. The Company’s national branchless banking platform, MemoryBank, is considered part of the Traditional Banking segment.

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

Segment information for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Year Ended December 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$159,381	$25,957	$1,362	$186,700	$22,972	$22,643	$45,615	$232,315

Provision for expected credit loss expense	16,257	613	—	16,870	13,189	1,219	14,408	31,278

Net refund transfer fees	—	—	—	—	20,297	—	20,297	20,297
Mortgage banking income	—	—	31,847	31,847	—	—	—	31,847
Program fees	—	—	—	—	2,193	4,902	7,095	7,095
Other noninterest income	27,404	24	103	27,531	283	—	283	27,814
Total noninterest income	27,404	24	31,950	59,378	22,773	4,902	27,675	87,053

Total noninterest expense	149,061	4,387	10,760	164,208	17,514	3,735	21,249	185,457

Income before income tax expense	21,467	20,981	22,552	65,000	15,042	22,591	37,633	102,633
Income tax expense	1,395	4,721	4,736	10,852	3,323	5,212	8,535	19,387
Net income	$20,072	$16,260	$17,816	$54,148	$11,719	$17,379	$29,098	$83,246

Period-end assets	$4,750,460	$962,692	$62,400	$5,775,552	$285,612	$107,161	$392,773	$6,168,325

Net interest margin	3.42%	3.19%	NM	3.39%	NM	NM	NM	4.10%

Net-revenue concentration*	59%	8%	10%	77%	14%	9%	23%	100%

	Year Ended December 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$168,076	$15,801	$697	$184,574	$21,626	$29,926	$51,552	$236,126

Provision for expected credit loss expense	2,444	622	—	3,066	11,249	11,443	22,692	25,758

Net refund transfer fees	—	—	—	—	21,158	—	21,158	21,158
Mortgage banking income	—	—	9,499	9,499	—	—	—	9,499
Program fees	—	—	—	—	437	4,275	4,712	4,712
Net gain on branch divestiture	7,829	—	—	7,829	—	—	—	7,829
Other noninterest income	30,724	(46)	213	30,891	260	659	919	31,810
Total noninterest income	38,553	(46)	9,712	48,219	21,855	4,934	26,789	75,008

Total noninterest expense	143,671	3,268	6,112	153,051	16,539	2,593	19,132	172,183

Income before income tax expense	60,514	11,865	4,297	76,676	15,693	20,824	36,517	113,193
Income tax expense	9,651	2,670	902	13,223	3,454	4,817	8,271	21,494
Net income	$50,863	$9,195	$3,395	$63,453	$12,239	$16,007	$28,246	$91,699

Period-end assets	$4,684,116	$717,994	$26,469	$5,428,579	$86,849	$104,891	$191,740	$5,620,319

Net interest margin	3.76%	2.42%	NM	3.61%	NM	NM	NM	4.46%

Net-revenue concentration*	67%	5%	3%	75%	14%	11%	25%	100%

	Year Ended December 31, 2018
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$160,398	$15,726	$402	$176,526	$19,203	$30,329	$49,532	$226,058

Provision for expected credit loss expense	3,710	(142)	—	3,568	10,919	16,881	27,800	31,368

Net refund transfer fees	—	—	—	—	20,029	—	20,029	20,029
Mortgage banking income	—	—	4,825	4,825	—	—	—	4,825
Program fees	—	—	—	—	295	5,930	6,225	6,225
Other noninterest income	29,965	40	550	30,555	1,229	562	1,791	32,346
Total noninterest income	29,965	40	5,375	35,380	21,553	6,492	28,045	63,425

Total noninterest expense	136,439	3,367	4,356	144,162	14,686	5,004	19,690	163,852

Income before income tax expense	50,214	12,541	1,421	64,176	15,151	14,936	30,087	94,263
Income tax expense	6,819	2,869	298	9,986	3,033	3,392	6,425	16,411
Net income	$43,395	$9,672	$1,123	$54,190	$12,118	$11,544	$23,662	$77,852

Period-end assets	$4,647,037	$470,126	$14,246	$5,131,409	$20,288	$88,707	$108,995	$5,240,404

Net interest margin	3.76%	3.18%	NM	3.70%	NM	NM	NM	4.62%

Net-revenue concentration*	66%	5%	2%	73%	14%	13%	27%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM - Not Meaningful

26.	BRANCH DIVESTITURE

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

The Company operated its divested branches for 10.5 and 12 months, respectively during 2019 and 2018.

27.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2020 and 2019.

	2020
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (1)

Interest income	$57,970	$56,038	$57,091	$81,159
Interest expense	2,850	3,786	4,886	8,421
Net interest income	55,120	52,252	52,205	72,738
Provision for loan and lease losses (2)	484	1,500	6,534	22,760
Net interest income after provision	54,636	50,752	45,671	49,978
Noninterest income	17,136	20,597	18,751	30,569
Noninterest expense (4)	48,140	45,523	44,825	46,969
Income before income taxes	23,632	25,826	19,597	33,578
Income tax expense (5)	3,276	5,437	3,793	6,881
Net income	$20,356	$20,389	$15,804	$26,697

Basic earnings per share:
Class A Common Stock	$0.98	$0.98	$0.77	$1.29
Class B Common Stock	0.89	0.89	0.69	1.17

Diluted earnings per share:
Class A Common Stock	$0.98	$0.98	$0.76	$1.28
Class B Common Stock	0.89	0.89	0.69	1.16

Dividends declared per common share:
Class A Common Stock	$0.286	$0.286	$0.286	$0.286
Class B Common Stock	0.260	0.260	0.260	0.260

	2019
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$64,527	$68,059	$65,664	$82,633
Interest expense	10,132	12,573	11,718	10,334
Net interest income	54,395	55,486	53,946	72,299
Provision for loan and lease losses(2)	914	3,153	4,460	17,231
Net interest income after provision	53,481	52,333	49,486	55,068
Noninterest income (3)	19,655	12,811	15,125	27,417
Noninterest expense (4)	40,835	42,411	43,428	45,509
Income before income taxes	32,301	22,733	21,183	36,976
Income tax expense (5)	6,533	4,325	3,176	7,460
Net income	$25,768	$18,408	$18,007	$29,516

Basic earnings per share:
Class A Common Stock	$1.23	$0.88	$0.86	$1.42
Class B Common Stock	1.13	0.80	0.79	1.29

Diluted earnings per share:
Class A Common Stock	$1.23	$0.88	$0.86	$1.41
Class B Common Stock	1.12	0.80	0.78	1.28

Dividends declared per common share:
Class A Common Stock	$0.264	$0.264	$0.264	$0.264
Class B Common Stock	0.240	0.240	0.240	0.240
(1)	The first quarters of 2020 and 2019 were significantly impacted by the TRS segment of RPG.

(2)	Provision expense:

The relatively higher levels of Provision expense during the first quarters of 2020 and 2019 were driven by the TRS segment’s EA product. Provision expense for EAs during the first quarters of 2020 and 2019 was $15.2 million and $13.4 million.

Provision expense during 2020 was negatively impacted by economic conditions created by the COVID-19 pandemic.

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

During the fourth quarters of 2020 and 2019, the Company reversed $600,000 and $1.2 million of incentive compensation accruals based on revised payout estimates.

The fourth quarter of 2020 included $2.1 million of non-recurring FHLB advance early termination penalties.

(5)	See Footnote 19 in this section of the filing for more information on the Company’s income taxes for 2020 and 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “DELINQUENT SECTION 16(a) REPORTS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2020 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 22, 2021, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager	60	Chairman and CEO
A. Scott Trager	68	Vice Chairman and President
Kevin Sipes	49	EVP, CFO and Chief Accounting Officer
Andrew Trager-Kusman	34	Director of Republic and SVP of Republic Bank & Trust Company
Logan Pichel	56	President, Republic Bank
William R. Nelson	57	President, Republic Processing Group
Pedro Bryant	59	EVP, Republic Bank & Trust Company
Steven E. DeWeese	52	EVP, Republic Bank & Trust Company
Juan Montano	51	EVP, Republic Bank & Trust Company
Anthony T. Powell	53	EVP, Republic Bank & Trust Company
John Rippy	60	EVP, Republic Bank & Trust Company
Margaret Wendler	66	EVP, Republic Bank & Trust Company

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

Logan Pichel, who has over 25 years in the banking industry, joined the Company in June 2020 as the Bank’s President. Prior to joining Republic, he served from 2005 to 2020 at Regions Bank, most recently as their Executive Vice President, Head of Corporate Development and Financial Planning & Analysis and Mergers and Acquisitions.

William R. Nelson has served as President of Republic Processing Group since 2007. He previously served as Director of Relationship Management of HSBC, Taxpayer Financial Services, in 2004 and was promoted to Group Director — Independent Program in 2006 through 2007. He previously served as Director of Sales, Marketing and Customer Service with the Bank from 1999 through 2004.

Pedro Bryant, who has almost 40 years in the banking industry, joined the Company in July 2020 as the Bank’s Managing Director of Community Lending. Prior to joining Republic, he served from 2002 to 2020 as President and CEO of Metro Bank, a Louisville-based community development bank.

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

Margaret S Wendler joined the Company in 1996. She has served the Company in human resources since 2005. Most recently, in 2019 she was named Chief Human Resources Officer. In 2021, she was also named EVP.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2020. Republic’s security holders approved each of the three equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders at December 31, 2020.

	(a) (1)		(b)	(c)
				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities to be Issued		Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding		of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights		and Rights	Column (a))

2005 Stock Incentive Plan	500		$23.50	—
2015 Stock Incentive Plan	505,445	(2)	$36.20	2,329,345
2018 Employee Stock Purchase Plan (3)	—		$—	214,296
(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)	Includes 125,210 shares of Class A Common Stock subject to issuance in accordance with the Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered. Republic’s security holders previously approved this plan. These shares are to be issued from shares available for issuance under the 2015 Stock Incentive Plan; the weighted-average exercise price in Column (b) does not take these awards into account. For further information, see Footnote 17 “Stock Plans and Stock Based Compensation” of Part II Item 8 “Financial Statements and Supplementary Data.”

(3)	The 2018 Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. No offering period may exceed 27 months in length. As of the close of business on December 31, 2020, there were no shares of Class A Common Stock subject to purchase during open offering periods.

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2020 and 2019

Consolidated statements of income and comprehensive income — years ended December 31, 2020, 2019, and 2018

Consolidated statements of stockholders’ equity — years ended December 31, 2020, 2019, and 2018

Consolidated statements of cash flows — years ended December 31, 2020, 2019, and 2018

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

Item 16. Form 10K Summary.

Not applicable.

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed October 13, 2016 (Commission File Number: 0-24649))

3(ii)	Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed March 15, 2017 (Commission File Number: 0-24649))

3(iii)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed November 18, 2020 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K for the year ended December 31, 1997 (Commission File Number: 33-77324))

4.3	Description of Securities (Incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-K for the year ended December 31, 2019 (Commission File Number: 0-24649))

10.01*

Amended and Restated Officer Compensation Continuation Agreement dated as of January 12, 1995, with Steven E. Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.02*

Amended and Restated Officer Compensation Continuation Agreement dated January 12, 1995, with A. Scott Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.03*

Amended and Restated Officer Compensation Continuation Agreement dated as of June 15, 2001, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.04*

Agreement of Employment dated April 24, 2020, between Republic Bank & Trust Company and Logan Pichel (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 5, 2020 (Commission File Number: 0-24649))

10.05*

Change in Control Severance Agreement dated January 27, 2021 between Republic Bank & Trust Company and William Nelson (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.06*

Form of Executive Officer Change in Control Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.07

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

10.08

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

No.	Description

10.09

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

10.11

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

10.14

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

10.18

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.19

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.20

Assignment of Lease relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.31 of Registrant’s Form 10-K for the year ended December 31, 2016 (Commission File Number: 0-24649))

No.	Description

10.21

Assignment of Lease relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.32 of Registrant’s Form 10-K for the year ended December 31, 2016 (Commission File Number: 0-24649))

10.22

Master Office Lease between Republic Bank & Trust Company and Makbe LLC, dated August 1, 2020, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2020 (Commission File Number: 0-24649))

10.23

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.24

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.25

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.26

Seventh Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.27

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.28

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.29

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.30

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.31	Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by

No.	Description

reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.32

Eighth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.35

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.36

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 31, 2018, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K filed March 9, 2018 (Commission File Number: 0-24649))

10.37

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.39

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2019 (Commission File Number: 0-24649))

10.40

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.41

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.42

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

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

10.45

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.46

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.47

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

10.52

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

10.55

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 20 2017, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2017 (Commission File Number: 0-24649))

10.56	Master Office Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated October 1 2020, relating to 200 South Seventh Street, Louisville, KY.

10.57*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.58*	2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.59*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10- K for the year ended December 31, 2008 (Commission File Number: 0-24649))

10.60*	2005 Stock Incentive Plan Amendment, as amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.61*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.62*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))
10.63*

Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.64*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016 (Commission File Number: 0-24649))

10.65*	Restricted Stock Award Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 19, 2012 (Commission File Number: 0-24649))

10.66*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.67*	Form of Performance Stock Unit Award (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.68*	Form of Option Award Agreement (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.69*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

No.	Description

10.70*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.71*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014 (Commission File Number: 0-24649))

10.72*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333- 120857))

10.73*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.74*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.75*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.76*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as adopted November 18 2004 and then amended and restated as on March 16, 2005, March 19, 2008, and again on January 24, 2018 (Incorporated by reference to Annex A of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.77*

Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2020 (Commission File Number: 0-24649))

10.78*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.79*

Consulting Agreement dated as of July 16, 2019, between David P. Feaster and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.70 of Registrant’s Form 10-K for the year ended December 31, 2019 (Commission File Number: 0-24649))

10.80

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.81*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.82**

Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.87 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

No.	Description

10.83**

Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.88 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.84**

Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC (Incorporated by reference to Exhibit 10.89 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.85**

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

101

The following financial statements from the Company’s annual report on Form 10-K were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

REPUBLIC BANCORP, INC.

February 26, 2021	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	February 26, 2021
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chairman, President and Director	February 26, 2021
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	February 26, 2021
Kevin Sipes	Chief Accounting Officer

/s/ Andrew Trager-Kusman	Director	February 26, 2021
Andrew Trager-Kusman

/s/ Ronald F. Barnes	Director	February 26, 2021
Ronald F. Barnes

/s/ Campbell P. Brown	Director	February 26, 2021
Campbell P. Brown

/s/ Laura M. Douglas	Director	February 26, 2021
Laura M. Douglas

/s/ David P. Feaster	Director	February 26, 2021
David P. Feaster

/s/ Craig A. Greenberg	Director	February 26, 2021
Craig Greenberg

/s/ Heather V. Howell	Director	February 26, 2021
Heather V. Howell

/s/ Ernest W. Marshall, Jr.	Director	February 26, 2021
Ernest W. Marshall, Jr.

/s/ W. Patrick Mulloy, II	Director	February 26, 2021
W. Patrick Mulloy, II

SIGNATURES (continued)

/s/ W. Kenneth Oyler, III	Director	February 26, 2021
W. Kenneth Oyler, III

/s/ Michael T. Rust	Director	February 26, 2021
Michael T. Rust

/s/ Susan Stout Tamme	Director	February 26, 2021
Susan Stout Tamme

/s/ Mark A. Vogt	Director	February 26, 2021
Mark A. Vogt