Form 10-Q
period 2021-03-31
REPUBLIC BANCORP INC /KY/
filed 2021-05-06
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2021, was 18,593,543 and 2,197,634.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments
COVID-19	Coronavirus Disease of 2019
CRE	Commercial Real Estate
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
Economic Aid Act	The Economic Aid to Hard Hit Small Business, Not for Profits and Venues Act
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
LTV	Loan to Value
MBS	Mortgage-backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PCI	Purchased Credit Impaired
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
PPPLF	The FRB's Paycheck Protection Program Liquidity Facility
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
QF	Qualitative Factor
R&D	Research and Development
RB&T / the Bank	Republic Bank & Trust Company
RBCT	Republic Bancorp Capital Trust
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
SVP	Senior Vice President
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TPS	Trust Preferred Securities
TRS	Tax Refund Solutions segment
TRUP	TPS Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	March 31,	December 31,
	2021	2020
ASSETS

Cash and cash equivalents	$984,857	$485,587
Available-for-sale debt securities, at fair value (amortized cost of $468,144 in 2021 and $512,518 in 2020, allowance for credit losses of $0 in 2021 and $0 in 2020)	477,475	523,863
Held-to-maturity debt securities (fair value of $52,909 in 2021 and $54,190 in 2020, allowance for credit losses of $103 in 2021 and $178 in 2020)	52,147	53,324
Equity securities with readily determinable fair value	2,821	3,083
Mortgage loans held for sale, at fair value	63,636	46,867
Consumer loans held for sale, at fair value	3,970	3,298
Consumer loans held for sale, at the lower of cost or fair value	11,701	1,478
Loans (loans carried at fair value of $417 in 2021 and $497 in 2020)	4,666,593	4,813,103
Allowance for credit losses	(75,336)	(61,067)
Loans, net	4,591,257	4,752,036
Federal Home Loan Bank stock, at cost	13,153	17,397
Premises and equipment, net	38,324	39,512
Right-of-use assets	41,911	43,345
Goodwill	16,300	16,300
Other real estate owned	2,015	2,499
Bank owned life insurance	68,408	68,018
Other assets and accrued interest receivable	108,565	111,718

TOTAL ASSETS	$6,476,540	$6,168,325

LIABILITIES

Deposits:
Noninterest-bearing	$2,276,348	$1,890,416
Interest-bearing	2,995,144	2,842,765
Total deposits	5,271,492	4,733,181

Securities sold under agreements to repurchase and other short-term borrowings	175,580	211,026
Operating lease liabilities	42,854	44,340
Federal Home Loan Bank advances	25,000	235,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	82,665	80,215

Total liabilities	5,638,831	5,345,002

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,884	4,899
Additional paid in capital	143,563	143,637
Retained earnings	682,264	666,278
Accumulated other comprehensive income	6,998	8,509

Total stockholders’ equity	837,709	823,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,476,540	$6,168,325

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME:
Loans, including fees	$67,386	$77,513
Taxable investment securities	1,952	2,783
Federal Home Loan Bank stock and other	219	863
Total interest income	69,557	81,159

INTEREST EXPENSE:
Deposits	1,565	6,302
Securities sold under agreements to repurchase and other short-term borrowings	9	119
Federal Home Loan Bank advances	31	1,648
Subordinated note	172	352
Total interest expense	1,777	8,421

NET INTEREST INCOME	67,780	72,738
Provision for expected credit loss expense	15,262	22,760
NET INTEREST INCOME AFTER PROVISION	52,518	49,978

NONINTEREST INCOME:
Service charges on deposit accounts	2,873	3,136
Net refund transfer fees	12,721	15,823
Mortgage banking income	7,193	4,795
Interchange fee income	3,027	2,552
Program fees	2,225	2,624
Increase in cash surrender value of bank owned life insurance	390	389
Net gains (losses) on other real estate owned	(11)	3
Other	619	1,247
Total noninterest income	29,037	30,569

NONINTEREST EXPENSE:
Salaries and employee benefits	29,337	26,622
Technology, equipment, and communication	7,043	6,870
Occupancy	3,559	3,217
Marketing and development	773	833
FDIC insurance expense	446	—
Bank franchise tax expense	328	2,506
Interchange related expense	1,144	1,076
Other real estate owned and other repossession expense	(34)	18
Legal and professional fees	1,214	1,237
Other	4,001	4,590
Total noninterest expense	47,811	46,969

INCOME BEFORE INCOME TAX EXPENSE	33,744	33,578
INCOME TAX EXPENSE	7,691	6,881
NET INCOME	$26,053	$26,697

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.26	$1.29
Class B Common Stock	1.14	1.17

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.25	$1.28
Class B Common Stock	1.14	1.16

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$26,053	$26,697

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	—	(161)
Reclassification amount for net derivative losses realized in income	—	29
Change in unrealized gains and losses on AFS debt securities	(2,029)	7,777
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	15	1
Total other comprehensive income (loss) before income tax	(2,014)	7,646
Tax effect	503	(1,913)
Total other comprehensive income (loss), net of tax	(1,511)	5,733

COMPREHENSIVE INCOME	$24,542	$32,430

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2021
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2021	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	26,053	—	26,053
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,511)	(1,511)
Dividends declared on Common Stock:
Class A Shares ($0.308 per share)	—	—	—	—	(5,743)	—	(5,743)
Class B Shares ($0.280 per share)	—	—	—	—	(616)	—	(616)
Stock options exercised, net of shares withheld	15	—	8	(92)	—	—	(84)
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(107)	—	(24)	(736)	(3,708)	—	(4,468)
Net change in notes receivable on Class A Common Stock	—	—	—	94	—	—	94
Deferred compensation - Class A Common Stock:
Directors	4	—	—	114	—	—	114
Designated key employees	—	—	—	136	—	—	136
Employee stock purchase plan - Class A Common Stock	4	—	1	154	—	—	155
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	32	—	—	32
Restricted stock	14	—	—	110	—	—	110
Stock options	—	—	—	114	—	—	114

Balance, March 31, 2021	18,628	2,198	$4,884	$143,563	$682,264	$6,998	$837,709

	Three Months Ended March 31, 2020
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2020	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	26,697	—	26,697
Net change in accumulated other comprehensive income	—	—	—	—	—	5,733	5,733
Dividends declared on Common Stock:
Class A Shares ($0.286 per share)	—	—	—	—	(5,358)	—	(5,358)
Class B Shares ($0.260 per share)	—	—	—	—	(572)	—	(572)
Stock options exercised, net of shares withheld	2	—	1	(43)	—	—	(42)
Repurchase of Class A Common Stock	6	(6)	—	—	—	—	—
Conversion of Class B to Class A Common Shares	(86)	—	(20)	(582)	(2,250)	—	(2,852)
Net change in notes receivable on Class A Common Stock	—	—	—	30	—	—	30
Deferred compensation - Class A Common Stock:
Directors	4	—	—	79	—	—	79
Designated key employees	—	—	—	143	—	—	143
Employee stock purchase plan - Class A Common Stock	5	—	1	154	—	—	155
Stock-based awards - Class A Common Stock:
Performance stock units	18	—	—	(200)	—	—	(200)
Restricted stock	1	—	1	187	—	—	188
Stock options	—	—	—	92	—	—	92

Balance, March 31, 2020	18,687	2,200	$4,890	$141,928	$628,397	$8,831	$784,046

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$26,053	$26,697
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on investment securities	321	330
Net accretion on loans and amortization of core deposit intangible and operating lease components	(6,846)	(799)
Unrealized losses on equity securities with readily determinable fair value	262	381
Depreciation of premises and equipment	2,247	2,549
Amortization of mortgage servicing rights	997	585
Impairment of mortgage servicing rights	(400)	100
Provision for on-balance sheet exposures	15,262	22,760
Provision for off-balance sheet exposures	26	102
Net gain on sale of mortgage loans held for sale	(6,997)	(4,805)
Origination of mortgage loans held for sale	(213,587)	(125,273)
Proceeds from sale of mortgage loans held for sale	203,815	109,918
Net gain on sale of consumer loans held for sale	(1,304)	(2,337)
Origination of consumer loans held for sale	(117,274)	(195,121)
Proceeds from sale of consumer loans held for sale	107,683	194,182
Net gain realized on sale of other real estate owned	(41)	(3)
Writedowns of other real estate owned	53	—
Deferred compensation expense - Class A Common Stock	250	222
Stock-based awards and ESPP expense - Class A Common Stock	288	280
Net gain on sale of bank premises and equipment	—	(353)
Increase in cash surrender value of bank owned life insurance	(390)	(389)
Net change in other assets and liabilities:
Accrued interest receivable	1,745	900
Accrued interest payable	(65)	635
Other assets	(4,786)	(7,381)
Other liabilities	7,949	4,998
Net cash provided by operating activities	15,261	28,178

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(35,020)	(138,894)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	79,077	73,716
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	1,247	690
Net change in outstanding warehouse lines of credit	96,952	(132,996)
Net change in other loans	55,502	50,510
Proceeds from redemption of Federal Home Loan Bank stock	4,244	931
Purchase of Federal Home Loan Bank stock	—	(9,000)
Proceeds from sales of other real estate owned	536	31
Proceeds from sale of bank premises and equipment	—	894
Net purchases of premises and equipment	(1,059)	(1,109)
Net cash provided by (used in) investing activities	201,479	(155,227)

FINANCING ACTIVITIES:
Net change in deposits	538,311	285,449
Net change in securities sold under agreements to repurchase and other short-term borrowings	(35,446)	(41,537)
Payments of Federal Home Loan Bank advances	(235,000)	(602,500)
Proceeds from Federal Home Loan Bank advances	25,000	425,000
Repurchase of Class A Common Stock	(4,468)	(2,852)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	132	155
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(93)	(242)
Cash dividends paid	(5,906)	(5,464)
Net cash provided by financing activities	282,530	58,009

NET CHANGE IN CASH AND CASH EQUIVALENTS	499,270	(69,040)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,587	385,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$984,857	$316,263

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$1,842	$7,786
Income taxes	441	465

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$64	$—
Right-of-use assets recorded	—	626
Allowance for credit losses recorded upon adoption of ASC 326	—	7,241

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –MARCH 31, 2021 and 2020 AND DECEMBER 31, 2020 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

The Company’s financial condition as of March 31, 2021 and results of operation for the three months ended March 31, 2021 and 2020 were impacted by the COVID-19 pandemic and the public’s response to it.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

●	Footnote 4 “Loans and Allowance for Credit Losses”
●	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2021, Republic had 42 full-service banking centers with locations as follows:

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

Traditional Banking operating expenses consist primarily of: salaries and employee benefits; technology, equipment, and communication; occupancy; interchange related expense; marketing and development; FDIC insurance expense, and various other general and administrative costs. Traditional Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies, and actions of regulatory agencies.

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS segment occurs in the first half of the year. The TRS segment traditionally operates at a loss during the second half of the year, during which time the segment incurs costs preparing for the next year’s tax season.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2021 and 2020:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple funds disbursement methods, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. During 2020, EAs were generally repaid within 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent if it remained unpaid 21 days in 2020 and 35 days in 2021 after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the EAs product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA product offering and therefore on the Company’s financial condition and results of operations.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represents the substantial majority of RCS activity. Elastic Marketing, LLC and Elevate Decision Sciences, LLC, are third-party service providers for the product and are both subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

The Bank sells participation interests in this product. These participation interests are a 90% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying LOC I account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

o	In January 2021, RCS began originating balances through its LOC II. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

The Bank sells participation interests in this product. These participation interests are a 95% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 5% participation interest in each advance, it maintains 100% ownership of the underlying LOC II account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

●	RCS installment loan product – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the

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

The following ASUs were adopted by the Company during the three months ended March 31, 2021:

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

			January 7, 2021	Prospectively	Immaterial

Accounting Standards Update

There were no ASUs issued prior to March 31, 2021, which were not yet effective, considered relevant to the Company’s financial statements.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$204,995	$1,200	$(816)	$—	$205,379
Private label mortgage-backed security	1,598	1,265	—	—	2,863
Mortgage-backed securities - residential	203,623	6,725	(84)	—	210,264
Collateralized mortgage obligations	44,284	948	(21)	—	45,211
Corporate bonds	10,000	108	—	—	10,108
Trust preferred security	3,644	6	—	—	3,650
Total available-for-sale debt securities	$468,144	$10,252	$(921)	$—	$477,475

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$245,204	$1,730	$(25)	$—	$246,909
Private label mortgage-backed security	1,707	1,250	—	—	2,957
Mortgage-backed securities - residential	203,786	7,419	(3)	—	211,202
Collateralized mortgage obligations	48,190	772	(10)	—	48,952
Corporate bonds	10,000	43	—	—	10,043
Trust preferred security	3,631	169	—	—	3,800
Total available-for-sale debt securities	$512,518	$11,383	$(38)	$—	$523,863

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
March 31, 2021 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$87	$5	$—	$92	$—
Collateralized mortgage obligations	11,823	210	—	12,033	—
Corporate bonds	39,984	440	(3)	40,421	(103)
Obligations of state and political subdivisions	356	7	—	363	—
Total held-to-maturity debt securities	$52,250	$662	$(3)	$52,909	$(103)

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2020 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$99	$5	$—	$104	$—
Collateralized mortgage obligations	13,061	176	—	13,237	—
Corporate bonds	39,986	499	—	40,485	(178)
Obligations of state and political subdivisions	356	8	—	364	—
Total held-to-maturity debt securities	$53,502	$688	$—	$54,190	$(178)

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2021 and 2020, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2021 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
March 31, 2021 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$14,960	$15,081	$110	$111
Due from one year to five years	200,035	200,406	40,230	40,673
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,644	3,650	—	—
Private label mortgage-backed security	1,598	2,863	—	—
Mortgage-backed securities - residential	203,623	210,264	87	92
Collateralized mortgage obligations	44,284	45,211	11,823	12,033
Total debt securities	$468,144	$477,475	$52,250	$52,909

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of March 31, 2021 and December 31, 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$118,988	$(816)	$—	$—	$118,988	$(816)
Mortgage-backed securities - residential	26,044	(84)	—	—	26,044	(84)
Collateralized mortgage obligations	721	(21)	—	—	721	(21)
Total available-for-sale debt securities	$145,753	$(921)	$—	$—	$145,753	$(921)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$59,971	$(25)	$—	$—	$59,971	$(25)
Mortgage-backed securities - residential	1,068	(3)	—	—	1,068	(3)
Collateralized mortgage obligations	2,788	(10)	—	—	2,788	(10)
Total available-for-sale debt securities	$63,827	$(38)	$—	$—	$63,827	$(38)

As of March 31, 2021, the Bank’s security portfolio consisted of 171 securities, 27 of which were in an unrealized loss position.

As of December 31, 2020, the Bank’s security portfolio consisted of 173 securities, 19 of which were in an unrealized loss position.

As of March 31, 2021 and December 31, 2020, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of March 31, 2021, with the exception of the $2.9 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of March 31, 2021 and December 31, 2020, there were gross unrealized losses of $105,000 and $13,000 related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate TRUP at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.9 million as of March 31, 2021. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Rollforward of the Allowance for Credit Losses on Debt Securities

The table below presents a rollforward for the three months ended March 31, 2021 and 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended March 31,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$126	$—	$—	$126
Held-to-Maturity Securities:
Corporate Bonds	178	(75)	—	—	103	—	51	120	—	—	171

Total	$178	$(75)	$—	$—	$103	$—	$51	$246	$—	$—	$297

The Company decreased the ACLS on its HTM corporate bonds during the three months ended March 31, 2021 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

There were no HTM debt securities on nonaccrual or past due over 89 days as of March 31, 2021 and December 31, 2020. All of the Company’s HTM corporate bonds were rated investment grade as of March 31, 2021 and December 31, 2020.

There were no HTM debt securities considered collateral dependent as of March 31, 2021 and December 31, 2020.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $1 million and $1 million as of March 31, 2021 and December 31, 2020. Accrued interest receivable on HTM debt securities totaled $104,000 and $110,000 as of March 31, 2021 and December 31, 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2021	December 31, 2020

Carrying amount	$272,430	$303,535
Fair value	272,519	303,611

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$338	$—	$338
Community Reinvestment Act mutual fund	2,500	—	(17)	2,483
Total equity securities with readily determinable fair values	$2,500	$338	$(17)	$2,821

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,500	23	—	2,523
Total equity securities with readily determinable fair values	$2,500	$583	$—	$3,083

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(222)	$(222)	$—	$(420)	$(420)
Community Reinvestment Act mutual fund	—	(40)	(40)	—	39	39
Total equity securities with readily determinable fair value	$—	$(262)	$(262)	$—	$(381)	$(381)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Balance, beginning of period	$3,298	$598
Origination of consumer loans held for sale	19,090	47,186
Proceeds from the sale of consumer loans held for sale	(18,930)	(45,728)
Net gain on sale of consumer loans held for sale	512	1,375
Balance, end of period	$3,970	$3,431

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% to 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Balance, beginning of period	$1,478	$11,646
Origination of consumer loans held for sale	98,184	147,935
Proceeds from the sale of consumer loans held for sale	(88,753)	(148,454)
Net gain on sale of consumer loans held for sale	792	962
Balance, end of period	$11,701	$12,089

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2021	December 31, 2020

Traditional Banking:
Residential real estate:
Owner occupied	$851,869	$879,800
Nonowner occupied	271,829	264,780
Commercial real estate	1,344,394	1,349,085
Construction & land development	102,113	98,674
Commercial & industrial	312,537	325,596
Paycheck Protection Program	383,311	392,319
Lease financing receivables	9,930	10,130
Aircraft	106,081	101,375
Home equity	226,280	240,640
Consumer:
Credit cards	14,200	14,196
Overdrafts	474	587
Automobile loans	25,624	30,300
Other consumer	7,325	8,167
Total Traditional Banking	3,655,967	3,715,649
Warehouse lines of credit*	865,844	962,796
Total Core Banking	4,521,811	4,678,445

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	30,703	—
Other TRS loans	5,770	23,765
Republic Credit Solutions	108,309	110,893
Total Republic Processing Group	144,782	134,658

Total loans**	4,666,593	4,813,103
Allowance for credit losses	(75,336)	(61,067)

Total loans, net	$4,591,257	$4,752,036

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2021	December 31, 2020

Contractually receivable	$4,677,502	$4,821,062
Unearned income	(684)	(708)
Unamortized premiums	169	216
Unaccreted discounts	(803)	(988)
PPP net unamortized deferred origination fees and costs	(11,059)	(8,564)
Other net unamortized deferred origination fees and costs	1,468	2,085
Carrying value of loans	$4,666,593	$4,813,103

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of March 31, 2021, net PPP loans of $383 million remained on the Core Bank’s balance sheet, including $218 million in loan balances originated during 2020, $176 million in loan balances originated during the first quarter of 2021, and $11 million of unaccreted PPP lender fees reported as a credit offset to these originated balances. Unaccreted PPP lender fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks. As of March 31, 2021, the Bank had no outstanding borrowings from the FRB under the PPPLF.

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of March 31, 2021 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of March 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$108,534	$260,948	$120,205	$74,681	$261,537	$—	$—	$825,905
Special Mention	—	—	360	40	9,813	—	—	10,213
Substandard	—	386	1,487	615	13,263	—	—	15,751
Doubtful	—	—	—	—	—	—	—	—
Total	$108,534	$261,334	$122,052	$75,336	$284,613	$—	$—	$851,869

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$21,323	$77,611	$58,090	$39,417	$74,623	$—	$617	$271,681
Special Mention	—	—	—	—	42	—	—	42
Substandard	—	—	—	—	106	—	—	106
Doubtful	—	—	—	—	—	—	—	—
Total	$21,323	$77,611	$58,090	$39,417	$74,771	$—	$617	$271,829

Commercial real estate:
Risk Rating
Pass or not rated	$106,492	$293,953	$219,168	$141,907	$433,866	$—	$63,586	$1,258,972
Special Mention	11,370	3,385	30,304	9,153	21,651	—	—	75,863
Substandard	312	2,592	349	—	4,029	—	2,277	9,559
Doubtful	—	—	—	—	—	—	—	—
Total	$118,174	$299,930	$249,821	$151,060	$459,546	$—	$65,863	$1,344,394

Construction and land development:
Risk Rating
Pass or not rated	$15,421	$48,914	$25,299	$7,735	$2,111	$—	$—	$99,480
Special Mention	—	208	2,384	—	—	—	—	2,592
Substandard	—	—	41	—	—	—	—	41
Doubtful	—	—	—	—	—	—	—	—
Total	$15,421	$49,122	$27,724	$7,735	$2,111	$—	$—	$102,113

Commercial and industrial:
Risk Rating
Pass or not rated	$27,257	$83,148	$78,484	$30,028	$67,856	$—	$1,006	$287,779
Special Mention	16,368	5,184	800	61	2,305	—	—	24,718
Substandard	—	40	—	—	—	—	—	40
Doubtful	—	—	—	—	—	—	—	—
Total	$43,625	$88,372	$79,284	$30,089	$70,161	$—	$1,006	$312,537

Paycheck Protection Program:
Risk Rating
Pass or not rated	$167,552	$215,759	$—	$—	$—	$—	$—	$383,311
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$167,552	$215,759	$—	$—	$—	$—	$—	$383,311

Lease financing receivables:
Risk Rating
Pass or not rated	$893	$958	$3,008	$2,037	$3,034	$—	$—	$9,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$893	$958	$3,008	$2,037	$3,034	$—	$—	$9,930

Aircraft:
Risk Rating
Pass or not rated	$11,188	$52,990	$28,447	$11,608	$1,848	$—	$—	$106,081
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$11,188	$52,990	$28,447	$11,608	$1,848	$—	$—	$106,081

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$223,561	$—	$223,561
Special Mention	—	—	—	—	—	126	—	126
Substandard	—	—	—	—	—	2,593	—	2,593
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$226,280	$—	$226,280

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of March 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$312	$1,196	$12,379	$7,426	$11,524	$14,317	$—	$47,154
Special Mention	—	—	—	—	5	—	—	5
Substandard	—	—	30	45	389	—	—	464
Doubtful	—	—	—	—	—	—	—	—
Total	$312	$1,196	$12,409	$7,471	$11,918	$14,317	$—	$47,623

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$865,844	$—	$865,844
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$865,844	$—	$865,844

TRS:
Risk Rating
Pass or not rated	$30,703	$—	$—	$—	$—	$5,770	$—	$36,473
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$30,703	$—	$—	$—	$—	$5,770	$—	$36,473

RCS:
Risk Rating
Pass or not rated	$7,880	$22,063	$4,484	$2,060	$17,851	$53,150	$—	$107,488
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	821	—	821
Doubtful	—	—	—	—	—	—	—	—
Total	$7,880	$22,063	$4,484	$2,060	$17,851	$53,971	$—	$108,309

Grand Total:
Risk Rating
Pass or not rated	$497,555	$1,057,540	$549,564	$316,899	$874,250	$1,162,642	$65,209	$4,523,659
Special Mention	27,738	8,777	33,848	9,254	33,816	126	—	113,559
Substandard	312	3,018	1,907	660	17,787	3,414	2,277	29,375
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$525,605	$1,069,335	$585,319	$326,813	$925,853	$1,166,182	$67,486	$4,666,593

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$268,313	$132,018	$82,754	$67,430	$301,366	$—	$—	$851,881
Special Mention	—	364	42	1,610	8,730	—	—	10,746
Substandard	394	1,423	1,331	614	13,411	—	—	17,173
Doubtful	—	—	—	—	—	—	—	—
Total	$268,707	$133,805	$84,127	$69,654	$323,507	$—	$—	$879,800

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$73,291	$63,102	$43,610	$45,759	$38,316	$—	$621	$264,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	81	—	—	81
Doubtful	—	—	—	—	—	—	—	—
Total	$73,291	$63,102	$43,610	$45,759	$38,397	$—	$621	$264,780

Commercial real estate:
Risk Rating
Pass or not rated	$315,550	$258,251	$166,542	$171,207	$315,336	$—	$55,949	$1,282,835
Special Mention	3,397	30,969	236	11,355	9,659	—	—	55,616
Substandard	2,596	349	—	987	3,899	—	2,803	10,634
Doubtful	—	—	—	—	—	—	—	—
Total	$321,543	$289,569	$166,778	$183,549	$328,894	$—	$58,752	$1,349,085

Construction and land development:
Risk Rating
Pass or not rated	$53,972	$31,756	$7,840	$701	$1,964	$—	$—	$96,233
Special Mention	—	2,397	—	—	—	—	—	2,397
Substandard	—	44	—	—	—	—	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$53,972	$34,197	$7,840	$701	$1,964	$—	$—	$98,674

Commercial and industrial:
Risk Rating
Pass or not rated	$105,985	$84,575	$33,391	$32,303	$46,697	$—	$1,040	$303,991
Special Mention	18,195	800	—	—	2,215	—	—	21,210
Substandard	383	12	—	—	—	—	—	395
Doubtful	—	—	—	—	—	—	—	—
Total	$124,563	$85,387	$33,391	$32,303	$48,912	$—	$1,040	$325,596

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$392,319	$—	$—	$—	$—	$—	$—	$392,319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$392,319	$—	$—	$—	$—	$—	$—	$392,319

Lease financing receivables:
Risk Rating
Pass or not rated	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130

Aircraft:
Risk Rating
Pass or not rated	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$237,633	$—	$237,633
Special Mention	—	—	—	—	—	127	—	127
Substandard	—	—	—	—	—	2,880	—	2,880
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$240,640	$—	$240,640
Consumer:
Risk Rating
Pass or not rated	$425	$13,636	$8,563	$7,125	$8,648	$14,321	$—	$52,718
Special Mention	—	—	—	—	5	—	—	5
Substandard	—	32	49	229	212	5	—	527
Doubtful	—	—	—	—	—	—	—	—
Total	$425	$13,668	$8,612	$7,354	$8,865	$14,326	$—	$53,250

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$962,796	$—	$962,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$962,796	$—	$962,796

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$23,765	$—	$23,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$23,765	$—	$23,765

RCS:
Risk Rating
Pass or not rated	$27,683	$5,704	$2,485	$1,232	$19,095	$54,348	$—	$110,547
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	346	—	346
Doubtful	—	—	—	—	—	—	—	—
Total	$27,683	$5,704	$2,485	$1,232	$19,095	$54,694	$—	$110,893

Grand Total:
Risk Rating
Pass or not rated	$1,294,478	$623,234	$360,803	$329,823	$732,111	$1,292,863	$57,610	$4,690,922
Special Mention	21,592	34,530	278	12,965	20,609	127	—	90,101
Substandard	3,373	1,860	1,380	1,830	17,603	3,231	2,803	32,080
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,319,443	$659,624	$362,461	$344,618	$770,323	$1,296,221	$60,413	$4,813,103

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended March 31,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,715	$(253)	$—	$27	$9,489	$4,729	$4,199	$447	$(27)	$39	$9,387
Nonowner occupied	2,466	66	—	—	2,532	1,737	148	278	—	2	2,165
Commercial real estate	23,606	555	(428)	68	23,801	10,486	273	2,151	—	471	13,381
Construction & land development	3,274	319	—	—	3,593	2,152	1,447	937	—	—	4,536
Commercial & industrial	2,797	(86)	—	7	2,718	2,882	(1,318)	974	—	3	2,541
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	106	(2)	—	—	104	147	—	(14)	—	—	133
Aircraft	253	12	—	—	265	176	—	24	—	—	200
Home equity	4,990	(382)	—	7	4,615	2,721	1,652	842	—	75	5,290
Consumer:
Credit cards	929	44	(57)	14	930	1,020	33	22	(106)	9	978
Overdrafts	587	(73)	(138)	97	473	1,169	—	(122)	(344)	55	758
Automobile loans	399	(78)	—	13	334	612	(7)	(79)	(8)	28	546
Other consumer	577	(52)	(14)	22	533	374	307	(117)	(37)	112	639
Total Traditional Banking	49,699	70	(637)	255	49,387	28,205	6,734	5,343	(522)	794	40,554
Warehouse lines of credit	2,407	(242)	—	—	2,165	1,794	—	332	—	—	2,126
Total Core Banking	52,106	(172)	(637)	255	51,552	29,999	6,734	5,675	(522)	794	42,680

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	16,019	—	—	16,019	—	—	15,228	—	42	15,270
Other TRS loans	158	(135)	(22)	9	10	234	—	(95)	(44)	—	95
Republic Credit Solutions	8,803	(375)	(766)	93	7,755	13,118	—	1,706	(2,709)	271	12,386
Total Republic Processing Group	8,961	15,509	(788)	102	23,784	13,352	—	16,839	(2,753)	313	27,751

Total	$61,067	$15,337	$(1,425)	$357	$75,336	$43,351	$6,734	$22,514	$(3,275)	$1,107	$70,431

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of March 31, 2021 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2020, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE vacancy within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	March 31, 2021	December 31, 2020

Loans on nonaccrual status*	$22,004	$23,548
Loans past due 90-days-or-more and still on accrual**	517	47
Total nonperforming loans	22,521	23,595
Other real estate owned	2,015	2,499
Total nonperforming assets	$24,536	$26,094

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.48%	0.49%
Nonperforming assets to total loans (including OREO)	0.53	0.54
Nonperforming assets to total assets	0.38	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.49%	0.50%
Nonperforming assets to total loans (including OREO)	0.53	0.56
Nonperforming assets to total assets	0.42	0.45
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

Traditional Banking:
Residential real estate:
Owner occupied	$13,194	$14,328	$—	$—
Nonowner occupied	106	81	—	—
Commercial real estate	6,669	6,762	—	—
Construction & land development	—	—	—	—
Commercial & industrial	40	55	—	—
Paycheck Protection Program	—		—	—
Lease financing receivables	—	—	—	—
Aircraft	—		—	—
Home equity	1,855	2,141	—	—
Consumer:
Credit cards	—	—	—	5
Overdrafts	—	—	—	—
Automobile loans	132	170	—	—
Other consumer	8	11	—	—
Total Traditional Banking	22,004	23,548	—	5
Warehouse lines of credit	—	—	—	—
Total Core Banking	22,004	23,548	—	5

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	517	42
Total Republic Processing Group	—	—	517	42

Total	$22,004	$23,548	$517	$47

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended
	As of March 31, 2021			March 31, 2021
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,940	$11,254	$13,194	$191
Nonowner occupied	36	70	106	2
Commercial real estate	555	6,114	6,669	29
Construction & land development	—	—	—	—
Commercial & industrial	—	40	40	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,855	1,855	17
Consumer	68	72	140	2
Total	$2,599	$19,405	$22,004	$241

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended
	As of December 31, 2020			March 31, 2020
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,995	$12,333	$14,328	$191
Nonowner occupied	8	73	81	2
Commercial real estate	576	6,186	6,762	727
Construction & land development	—	—	—	—
Commercial & industrial	—	55	55	11
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	91	2,050	2,141	28
Consumer	69	112	181	3
	$2,739	$20,809	$23,548	$962

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,054	$234	$1,238	$2,526	$849,343	$851,869
Nonowner occupied	—	—	—	—	271,829	271,829
Commercial real estate	—	—	5,402	5,402	1,338,992	1,344,394
Construction & land development	—	—	—	—	102,113	102,113
Commercial & industrial	—	—	—	—	312,537	312,537
Paycheck Protection Program	—	—	—	—	383,311	383,311
Lease financing receivables	—	—	—	—	9,930	9,930
Aircraft	—	—	—	—	106,081	106,081
Home equity	—	39	445	484	225,796	226,280
Consumer:
Credit cards	14	13	—	27	14,173	14,200
Overdrafts	86	7	1	94	380	474
Automobile loans	—	—	25	25	25,599	25,624
Other consumer	—	2	—	2	7,323	7,325
Total Traditional Banking	1,154	295	7,111	8,560	3,647,407	3,655,967
Warehouse lines of credit	—	—	—	—	865,844	865,844
Total Core Banking	1,154	295	7,111	8,560	4,513,251	4,521,811

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	30,703	30,703
Other TRS loans	104	—	—	104	5,666	5,770
Republic Credit Solutions	4,211	1,594	517	6,322	101,987	108,309
Total Republic Processing Group	4,315	1,594	517	6,426	138,356	144,782

Total	$5,469	$1,889	$7,628	$14,986	$4,651,607	$4,666,593
Delinquency ratio***	0.12%	0.04%	0.16%	0.32%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,038	$668	$1,554	$3,260	$876,540	$879,800
Nonowner occupied	—	—	—	—	264,780	264,780
Commercial real estate	—	348	5,109	5,457	1,343,628	1,349,085
Construction & land development	—	—	—	—	98,674	98,674
Commercial & industrial	—	—	12	12	325,584	325,596
Paycheck Protection Program	—	—	—		392,319	392,319
Lease financing receivables	—	—	—	—	10,130	10,130
Aircraft	—	—	—	—	101,375	101,375
Home equity	93	14	595	702	239,938	240,640
Consumer:
Credit cards	33	35	5	73	14,123	14,196
Overdrafts	140	5	2	147	440	587
Automobile loans	42	—	14	56	30,244	30,300
Other consumer	6	—	—	6	8,161	8,167
Total Traditional Banking	1,352	1,070	7,291	9,713	3,705,936	3,715,649
Warehouse lines of credit	—	—	—	—	962,796	962,796
Total Core Banking	1,352	1,070	7,291	9,713	4,668,732	4,678,445

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	23,765	23,765
Republic Credit Solutions	6,572	3,620	42	10,234	100,659	110,893
Total Republic Processing Group	6,572	3,620	42	10,234	124,424	134,658

Total	$7,924	$4,690	$7,333	$19,947	$4,793,156	$4,813,103
Delinquency ratio***	0.16%	0.10%	0.15%	0.41%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2021		December 31, 2020
	Secured	Secured	Real
	by Real	by Personal	Estate	Personal
(dollars in thousands)	Estate	Property	Collateral	Property

Traditional Banking:
Residential real estate:
Owner occupied	$17,338	$—	$17,212	$—
Nonowner occupied	106	—	81	—
Commercial real estate	9,866	—	10,205	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	12
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	2,719	—	2,899	—
Consumer	—	193	—	237
Total Traditional Banking	$30,029	$193	$30,397	$249

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of March 31, 2021 and December 31, 2020, $7 million and $7 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	65	$4,755	117	$10,499	182	$15,254
Commercial real estate	1	2,464	4	1,914	5	4,378
Construction & land development	—	—	1	41	1	41
Commercial & industrial	—	—	1	1	1	1
Consumer	2	26	2,347	575	2,349	601
Total troubled debt restructurings	68	$7,245	2,470	$13,030	2,538	$20,275

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	61	$4,189	123	$11,041	184	$15,230
Commercial real estate	2	2,509	5	2,395	7	4,904
Construction & land development	—	—	1	44	1	44
Commercial & industrial	—	—	1	1	1	1
Consumer	1	14	2,194	585	2,195	599
Total troubled debt restructurings	64	$6,712	2,324	$14,066	2,388	$20,778

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of March 31, 2021 and December 31, 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$796	—	$—	1	$796
Rate reduction	97	8,957	4	310	101	9,267
Principal deferral	9	993	2	165	11	1,158
Legal modification	59	3,400	10	633	69	4,033
Total residential TDRs	166	14,146	16	1,108	182	15,254

Commercial related and construction/land development loans:
Interest only payments	1	475	—	—	1	475
Rate reduction	2	1,014	—	—	2	1,014
Principal deferral	3	467	1	2,464	4	2,931
Total commercial TDRs	6	1,956	1	2,464	7	4,420

Consumer loans:
Principal deferral	2,345	566	—	—	2,345	566
Legal modification	3	23	1	12	4	35
Total consumer TDRs	2,348	589	1	12	2,349	601

Total troubled debt restructurings	2,520	$16,691	18	$3,584	2,538	$20,275

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$826	—	$—	1	$826
Rate reduction	101	9,526	6	370	107	9,896
Principal deferral	9	858	2	166	11	1,024
Legal modification	58	3,068	7	416	65	3,484
Total residential TDRs	169	14,278	15	952	184	15,230

Commercial related and construction/land development loans:
Interest only payments	1	488	—	—	1	488
Rate reduction	2	1,046	1	45	3	1,091
Principal deferral	4	906	1	2,464	5	3,370
Total commercial TDRs	7	2,440	2	2,509	9	4,949

Consumer loans:
Principal deferral	2,193	578	—	—	2,193	578
Legal modification	2	21	—	—	2	21
Total consumer TDRs	2,195	599	—	—	2,195	599

Total troubled debt restructurings	2,371	$17,317	17	$3,461	2,388	$20,778

As of March 31, 2021 and December 31, 2020, 82% and 83% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $1 million and $1 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of March 31, 2021 and December 31, 2020. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of March 31, 2021 or December 31, 2020.

A summary of the categories of TDR loan modifications by respective performance as of March 31, 2021 and 2020 that were modified during the three months ended March 31, 2021 and 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$163	—	$—	1	$163
Legal modification	4	98	2	174	6	272
Total residential TDRs	5	261	2	174	7	435

Consumer loans:
Principal deferral	385	42	—	—	385	42
Legal modification	1	3	1	12	2	15
Total consumer TDRs	386	45	1	12	387	57

Total troubled debt restructurings	391	$306	3	$186	394	$492

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	4	$128	—	$—	4	$128
Total residential TDRs	4	128	—	—	4	128
Commercial related and construction/land development loans:
Principal deferral	1	24	—	—	1	24
Total commercial TDRs	1	24	—	—	1	24

Consumer loans:
Legal modification	2,111	310	—	—	2,111	310
Total consumer TDRs	2,111	310	—	—	2,111	310

Total troubled debt restructurings	2,116	$462	—	$—	2,116	$462

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of March 31, 2021 and 2020, 62% and 100% of the Bank’s TDR balances that occurred during the first quarter of 2021 and 2020 were performing according to their modified terms. The Bank provided approximately $29,000 and $93,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first quarter of 2021 and 2020.

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2021 and 2020.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of March 31, 2021 and 2020 and for which there was a payment default during the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021		2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	3	$285	2	$111
Home equity	1	20	1	13
Consumer	1	12	1	10

Total	5	$317	4	$134

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

As of March 31, 2021, $33 million, or 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodations.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2021	December 31, 2020

Residential real estate	$64	$496
Commercial real estate	1,951	2,003

Total other real estate owned	$2,015	$2,499

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction:

(in thousands)	March 31, 2021	December 31, 2020

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$726	$981

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2021 and 2020. During the first quarter of each year, the Company bases its estimated Provision for EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th, and each quarter thereafter, any credits to the Provision for EAs matches the recovery of previously charged-off accounts.

Information regarding EAs follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020

Easy Advances originated	$250,045	$387,762
Net charge to the Provision for Easy Advances	16,019	15,228
Provision to total Easy Advances originated	6.41%	3.93%
Easy Advances net (recoveries) charge-offs	$—	$(42)
Easy Advances net charge-offs to total Easy Advances originated	—%	(0.01)%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2021	December 31, 2020

Core Bank:
Demand	$1,312,103	$1,217,263
Money market accounts	742,823	712,824
Savings	273,117	236,335
Individual retirement accounts (1)	47,113	47,889
Time deposits, $250 and over (1)	77,014	83,448
Other certificates of deposit (1)	182,333	199,214
Reciprocal money market and time deposits (1)	317,173	314,109
Brokered deposits (1)	40,504	25,010
Total Core Bank interest-bearing deposits	2,992,180	2,836,092
Total Core Bank noninterest-bearing deposits	1,588,647	1,503,662
Total Core Bank deposits	4,580,827	4,339,754

Republic Processing Group:
Money market accounts	2,964	6,673
Total RPG interest-bearing deposits	2,964	6,673

Brokered prepaid card deposits	504,224	257,856
Other noninterest-bearing deposits	183,477	128,898
Total RPG noninterest-bearing deposits	687,701	386,754
Total RPG deposits	690,665	393,427

Total deposits	$5,271,492	$4,733,181
(1)	Includes time deposits.

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

As of March 31, 2021 and December 31, 2020, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2021	December 31, 2020

Outstanding balance at end of period	$175,580	$211,026
Weighted average interest rate at end of period	0.02%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$44,744	$60,059
Mortgage-backed securities - residential	131,835	140,554
Collateralized mortgage obligations	27,210	29,656
Total securities pledged	$203,789	$230,269

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020

Average outstanding balance during the period	$192,669	$208,969
Average interest rate during the period	0.02%	0.23%
Maximum outstanding at any month end during the period	$200,704	$143,801

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of March 31, 2021, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 36 of its offices, with 14 such operating leases contracted with a related party of the Company. As of March 31, 2021, payments on 24 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company executed no new operating leases during 2021. The Company renewed a related-party lease on one of its Louisville, Kentucky banking centers during the fourth quarter of 2020 that commenced in January 2021 with a right-of-use asset value of $392,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Operating lease expense:
Related Party:
Variable lease expense	$1,220	$1,182
Fixed lease expense	34	10
Third Party:
Variable lease expense	197	180
Fixed lease expense	341	368
Short-term lease expense	—	13
Total operating lease expense	$1,792	$1,753

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,798	$1,838
Short-term lease payments not included in the measurement of lease liabilities	—	13

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020

Weighted average remaining term in years	8.18	8.37
Weighted average discount rate	3.10%	3.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of March 31, 2021:

Year (in thousands)	Related Party	Third Party	Total

2021	$3,479	$1,867	$5,346
2022	4,639	2,418	7,057
2023	4,639	1,995	6,634
2024	4,512	1,463	5,975
2025	4,344	925	5,269
Thereafter	15,800	2,707	18,507
Total undiscounted cash flows	$37,413	$11,375	$48,788
Discount applied to cash flows	(4,536)	(1,398)	(5,934)
Total discounted cash flows reported as operating lease liabilities	$32,877	$9,977	$42,854

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	March 31, 2021	December 31, 2020

Overnight advances	$25,000	$225,000
Fixed interest rate advances	—	10,000
Total FHLB advances	$25,000	$235,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of March 31, 2021 and December 31, 2020, Republic had available borrowing capacity of $871 million and $683 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of March 31, 2021 and December 31, 2020.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

Weighted
Average
Year (dollars in thousands)	Principal	Rate

2021 (Overnight)	$25,000	0.14%
2021 (Term)	—	—
2022	—	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total	$25,000	0.14%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020

Average outstanding balance during the period	$40,278	$45,165
Average interest rate during the period	0.17%	1.56%
Maximum outstanding at any month end during the period	$25,000	$250,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2021	December 31, 2020

First lien, single family residential real estate	$1,026,521	$1,048,236
Home equity lines of credit	198,613	208,944

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

While vaccines for the virus began rolling out during the first quarter of 2021, the future potential financial impact of the COVID-19 pandemic is still unknown at this time. This pandemic and the public’s response to it could cause the Company to experience a material adverse impact on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, MSRs, deferred tax assets, or counterparty risk derivatives.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2021	December 31, 2020

Unused warehouse lines of credit	$562,956	$456,004
Unused home equity lines of credit	355,477	353,322
Unused loan commitments - other	780,048	775,128
Standby letters of credit	12,805	10,949
FHLB letter of credit	643	643
Total commitments	$1,711,929	$1,596,046

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

The following table presents a rollforward of the ACLC for the three months ended March 31, 2021 and 2020:

	ACLC Rollforward
	Three Months Ended
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$37	$—	$—	$116	$—	$55	$—	$—	$—	$55
Unused home equity lines of credit	173	21	—	—	194	—	89	23	—	—	112
Unused loan commitments - other	737	(32)	—	—	705	—	312	79	—	—	391

Total	$989	$26	$—	$—	$1,015	$—	$456	$102	$—	$—	$558

The Company increased its ACLC during the three months ended March 31, 2021 based on an increase in its overall unused commitments.

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available-for-sale debt securities: Except for the Bank’s private label mortgage-backed security and its TRUP investment, the fair value of AFS debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Bank’s private label mortgage-backed security remains illiquid, and as such, the Bank classifies this security as a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (present value model) approach in determining the fair value of this security.

See in this section of the filing under Footnote 2 “Investment Securities” for additional discussion regarding the Bank’s private label mortgage-backed security.

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of March 31, 2021. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of March 31, 2021 is presented net of any applicable ACL.

	Fair Value Measurements at
	March 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$205,379	$—	$205,379
Private label mortgage-backed security	—	—	2,863	2,863
Mortgage-backed securities - residential	—	210,264	—	210,264
Collateralized mortgage obligations	—	45,211	—	45,211
Corporate bonds	—	10,108	—	10,108
Trust preferred security	—	—	3,650	3,650
Total available-for-sale debt securities	$—	$470,962	$6,513	$477,475

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$338	$—	$338
Community Reinvestment Act mutual fund	2,483	—	—	2,483
Total equity securities with readily determinable fair value	$2,483	$338	$—	$2,821

Mortgage loans held for sale	$—	$63,636	$—	$63,636
Consumer loans held for sale	—	—	3,970	3,970
Consumer loans held for investment	—	—	417	417
Rate lock loan commitments	—	1,903	—	1,903
Mandatory forward contracts	—	1,624	—	1,624
Interest rate swap agreements	—	6,713	—	6,713

Financial liabilities:
Interest rate swap agreements	$—	$6,713	$—	$6,713

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$246,909	$—	$246,909
Private label mortgage-backed security	—	—	2,957	2,957
Mortgage-backed securities - residential	—	211,202	—	211,202
Collateralized mortgage obligations	—	48,952	—	48,952
Corporate bonds	—	10,043	—	10,043
Trust preferred security	—	—	3,800	3,800
Total available-for-sale debt securities	$—	$517,106	$6,757	$523,863

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,523	—	—	2,523
Total equity securities with readily determinable fair value	$2,523	$560	$—	$3,083

Mortgage loans held for sale	$—	$46,867	$—	$46,867
Consumer loans held for sale		—	3,298	3,298
Consumer loans held for investment	—	—	497	497
Rate lock loan commitments	—	4,540	—	4,540
Interest rate swap agreements	—	12,545	—	12,545

Financial liabilities:
Mandatory forward contracts	$—	$976	$—	$976
Interest rate swap agreements	—	12,545	—	12,545

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months ended March 31, 2021 and 2020.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Balance, beginning of period	$2,957	$3,495
Total gains or losses included in earnings:
Net change in unrealized gain	15	1
Principal paydowns	(109)	(247)
Balance, end of period	$2,863	$3,249

The fair value of the Bank’s single private label mortgage-backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average FICO score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage-backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
March 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,863	Discounted cash flow	(1) Constant prepayment rate	4.5% - 15.0%

			(2) Probability of default	1.8% - 9.0%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,957	Discounted cash flow	(1) Constant prepayment rate	4.5% - 18.0%

			(2) Probability of default	1.8% - 9.0%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Balance, beginning of period	$3,800	$4,000
Total gains or losses included in earnings:
Discount accretion	13	11
Net change in unrealized gain	(163)	89
Balance, end of period	$3,650	$4,100

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2021 and December 31, 2020.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2021	December 31, 2020

Aggregate fair value	$63,636	$46,867
Contractual balance	62,561	44,781
Unrealized gain	1,075	2,086

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2021 and 2020 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Interest income	$409	$214
Change in fair value	(1,011)	642
Total included in earnings	$(602)	$856

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2021 and December 31, 2020.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,970	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,298	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	March 31, 2021	December 31, 2020

Aggregate fair value	$3,970	$3,298
Contractual balance	3,940	3,284
Unrealized gain	30	14

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Interest income	$571	$1,476
Change in fair value	16	18
Total included in earnings	$587	$1,494

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,054	$3,054
Commercial real estate	—	—	3,999	3,999
Home equity	—	—	388	388
Total collateral-dependent loans*	$—	$—	$7,441	$7,441

Other real estate owned:
Commercial real estate	$—	$—	$1,951	$1,951
Total other real estate owned	$—	$—	$1,951	$1,951

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,860	$3,860
Commercial real estate	—	—	4,107	4,107
Home equity	—	—	395	395
Total collateral-dependent loans*	$—	$—	$8,362	$8,362

Other real estate owned:
Residential real estate	$—	$—	$2,003	$2,003
Total other real estate owned	$—	$—	$2,003	$2,003

Mortgage servicing rights	$—	$3,233	$—	$3,233
*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,054	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (8%)

Collateral-dependent loans - commercial real estate	$3,999	Sales comparison approach	Adjustments determined for differences between comparable sales	15% - 31% (27%)

Collateral-dependent loans - home equity	$388	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-6% (5%)

Other real estate owned - commercial real estate	$1,951	Sales comparison approach	Adjustments determined for differences between comparable sales	28% (28%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,860	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (8%)

Collateral-dependent loans - commercial real estate	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	7% - 31% (26%)

Collateral-dependent loans - home equity	$395	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-6% (5%)

Other real estate owned - commercial real estate	$2,003	Sales comparison approach	Adjustments determined for differences between comparable sales	26% (26%)

Collateral Dependent Loans

Collateral-dependent loans are generally measured for loss using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals or BPOs on the loans subject to the initial review and then to evaluate the need for an update to this value on an as-necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the valuation amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal or BPO is not available at the time of a loan’s loss review, the Bank may apply a discount to the existing value of an old valuation to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The review generally results in a partial charge-off of the loan if fair value, less selling costs, are below the loan’s carrying value. Collateral-dependent loans are valued within Level 3 of the fair value hierarchy.

Collateral-dependent loans are as follows:

(in thousands)	March 31, 2021	December 31, 2020

Carrying amount of loans measured at fair value	$6,315	$7,110
Estimated selling costs considered in carrying amount	1,126	1,252
Valuation allowance	—	—
Total fair value	$7,441	$8,362

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Provision on collateral-dependent	$—	$16

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		March 31, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$984,857	$984,857	$—	$—	$984,857
Available-for-sale debt securities	477,475	—	470,962	6,513	477,475
Held-to-maturity debt securities	52,147	—	52,909	—	52,909
Equity securities with readily determinable fair values	2,821	2,483	338	—	2,821
Mortgage loans held for sale, at fair value	63,636	—	63,636	—	63,636
Consumer loans held for sale, at fair value	3,970	—	—	3,970	3,970
Consumer loans held for sale, at the lower of cost or fair value	11,701	—	—	11,701	11,701
Loans, net	4,591,257	—	—	4,578,953	4,578,953
Federal Home Loan Bank stock	13,153	—	—	—	NA
Accrued interest receivable	11,180	—	11,180	—	11,180
Mortgage servicing rights	7,711	—	10,379	—	10,379
Rate lock loan commitments	1,903	—	1,903	—	1,903
Mandatory forward contracts	1,624	—	1,624	—	1,624
Interest rate swap agreements	6,713	—	6,713	—	6,713

Liabilities:
Noninterest-bearing deposits	$2,276,348	—	$2,276,348	—	$2,276,348
Transaction deposits	2,638,910	—	2,638,910	—	2,638,910
Time deposits	356,234	—	361,577	—	361,577
Securities sold under agreements to repurchase and other short-term borrowings	175,580	—	175,580	—	175,580
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Subordinated note	41,240	—	30,464	—	30,464
Accrued interest payable	277	—	277	—	277
Interest rate swap agreements	6,713	—	6,713	—	6,713

		Fair Value Measurements at
		December 31, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$485,587	$485,587	$—	$—	$485,587
Available-for-sale debt securities	523,863	—	517,106	6,757	523,863
Held-to-maturity debt securities	53,324	—	54,190	—	54,190
Equity securities with readily determinable fair values	3,083	2,523	560	—	3,083
Mortgage loans held for sale, at fair value	46,867	—	46,867	—	46,867
Consumer loans held for sale, at fair value	3,298	—	—	3,298	3,298
Consumer loans held for sale, at the lower of cost or fair value	1,478	—	—	1,478	1,478
Loans, net	4,752,036	—	—	4,749,831	4,749,831
Federal Home Loan Bank stock	17,397	—	—	—	NA
Accrued interest receivable	12,925	—	12,925	—	12,925
Mortgage servicing rights	7,095	—	8,318	—	8,318
Rate lock loan commitments	4,540	—	4,540	—	4,540
Interest rate swap agreements	12,545	—	12,545	—	12,545

Liabilities:
Noninterest-bearing deposits	$1,890,416	—	$1,890,416	—	$1,890,416
Transaction deposits	2,444,361	—	2,444,361	—	2,444,361
Time deposits	398,404	—	404,773	—	404,773
Securities sold under agreements to repurchase and other short-term borrowings	211,026	—	211,026	—	211,026
Federal Home Loan Bank advances	235,000	—	235,009	—	235,009
Subordinated note	41,240	—	31,071	—	31,071
Accrued interest payable	342	—	342	—	342
Mandatory forward contracts	976	—	976	—	976
Interest rate swap agreements	12,545	—	12,545	—	12,545

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Balance, beginning of period	$46,867	$19,224
Origination of mortgage loans held for sale	213,587	125,273
Proceeds from the sale of mortgage loans held for sale	(203,815)	(109,918)
Net gain on sale of mortgage loans held for sale	6,997	4,805
Balance, end of period	$63,636	$39,384

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Net gain realized on sale of mortgage loans held for sale	$8,045	$3,078
Net change in fair value recognized on loans held for sale	(1,011)	642
Net change in fair value recognized on rate lock loan commitments	(2,637)	3,779
Net change in fair value recognized on forward contracts	2,600	(2,694)
Net gain recognized	6,997	4,805

Loan servicing income	793	675
Amortization of mortgage servicing rights	(997)	(585)
Change in mortgage servicing rights valuation allowance	400	(100)
Net servicing income recognized	196	(10)
Total Mortgage Banking income	$7,193	$4,795

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Balance, beginning of period	$7,095	$5,888
Additions	1,213	791
Amortized to expense	(997)	(585)
Change in valuation allowance	400	(100)
Balance, end of period	$7,711	$5,994

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Beginning valuation allowance	$500	$—
Charge during the period	(400)	100
Ending valuation allowance	$100	$100

Other information relating to mortgage servicing rights follows:

(in thousands)	March 31, 2021	December 31, 2020

Fair value of mortgage servicing rights portfolio	$10,379	$8,318
Monthly weighted average prepayment rate of unpaid principal balance*	207%	308%
Discount rate	10.00%	10.00%
Weighted average foreclosure rate	0.39%	0.44%
Weighted average life in years	6.02	4.85
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2021		December 31, 2020
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$62,561	$63,636	$44,781	$46,867

Included in other assets:
Rate lock loan commitments	$74,187	$1,903	$105,395	$4,540
Mandatory forward contracts	134,953	1,624	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$136,236	$976

12. INTEREST RATE SWAPS

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements (“swaps”) during 2013 as part of its interest rate risk management strategy. The Bank designated these swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the 3-month LIBOR or the overall changes in cash flows on certain money market deposit accounts tied to the 1-month LIBOR. Both swaps matured in December 2020.

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Interest rate swap on money market deposits	$—	$12
Interest rate swap on FHLB advance	—	17
Total interest (benefit) expense on swap transactions	$—	$29

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Gains (losses) recognized in OCI on derivative (effective portion)	$—	$(161)

Gains (losses) reclassified from OCI on derivative (effective portion)	—	(29)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2021		December 31, 2020
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$108,250	$6,713	$138,277	$12,545
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	25,657	(277)	—	—
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$133,907	$6,436	$138,277	$12,545

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	133,907	(6,436)	138,277	(12,545)
Total		$267,814	$—	$276,554	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $7.6 million and $13.3 million as of March 31, 2021 and December 31, 2020.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020

Net income	$26,053	$26,697
Dividends declared on Common Stock:
Class A Shares	(5,743)	(5,358)
Class B Shares	(616)	(572)
Undistributed net income for basic earnings per share	19,694	20,767
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(20)	(17)
Undistributed net income for diluted earnings per share	$19,674	$20,750

Weighted average shares outstanding:
Class A Shares	18,798	18,831
Class B Shares	2,199	2,204
Effect of dilutive securities on Class A Shares outstanding	65	59
Weighted average shares outstanding including dilutive securities	21,062	21,094

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.31	$0.29
Undistributed earnings per share*	0.95	1.00
Total basic earnings per share - Class A Common Stock	$1.26	$1.29

Class B Common Stock:
Per share dividends distributed	$0.28	$0.26
Undistributed earnings per share*	0.86	0.91
Total basic earnings per share - Class B Common Stock	$1.14	$1.17

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.31	$0.29
Undistributed earnings per share*	0.94	0.99
Total diluted earnings per share - Class A Common Stock	$1.25	$1.28

Class B Common Stock:
Per share dividends distributed	$0.28	$0.26
Undistributed earnings per share*	0.86	0.90
Total diluted earnings per share - Class B Common Stock	$1.14	$1.16

*To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2021	2020

Antidilutive stock options	154,000	175,000
Average antidilutive stock options	154,000	159,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Available-for-Sale Debt Securities:
Change in unrealized gains and losses on AFS debt securities	$(2,029)	$7,777
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	15	1
Net unrealized (losses) gains	(2,014)	7,778
Tax effect	503	(1,945)
Net of tax	(1,511)	5,833

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	—	(161)
Reclassification amount for net derivative losses realized in income	—	29
Net losses	—	(132)
Tax effect	—	32
Net of tax	—	(100)

Total other comprehensive (loss) income components, net of tax	$(1,511)	$5,733

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended
	in the Consolidated	March 31,
(in thousands)	Statements of Income	2021	2020

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$—	$(12)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	—	(17)
Total derivative losses on cash flow hedges	Total interest expense	—	(29)
Tax effect	Income tax expense	—	7
Net of tax	Net income	$—	$(22)

The following is a summary of the AOCI balances, net of tax:

		2021
(in thousands)	December 31, 2020	Change	March 31, 2021

Unrealized gain (loss) on AFS debt securities	$7,571	$(1,522)	$6,049
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	938	11	949
Total unrealized gain (loss)	$8,509	$(1,511)	$6,998

		2020
(in thousands)	December 31, 2019	Change	March 31, 2020

Unrealized gain on AFS debt securities	$2,211	$5,832	$8,043
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	964	1	965
Unrealized loss on cash flow hedges	(77)	(100)	(177)
Total unrealized gain	$3,098	$5,733	$8,831

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment:

	Three Months Ended March 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$41,102	$6,772	$409	$48,283	$14,676	$4,821	$19,497	$67,780

Noninterest income:
Service charges on deposit accounts	2,865	14	—	2,879	(6)	—	(6)	2,873
Net refund transfer fees	—	—	—	—	12,721	—	12,721	12,721
Mortgage banking income(1)	—	—	7,193	7,193	—	—	—	7,193
Interchange fee income	2,969	—	—	2,969	58	—	58	3,027
Program fees(1)	—	—	—	—	896	1,329	2,225	2,225
Increase in cash surrender value of BOLI(1)	390	—	—	390	—	—	—	390
Net gains (losses) on OREO	(11)	—	—	(11)	—	—	—	(11)
Other	571	—	28	599	20	—	20	619
Total noninterest income	6,784	14	7,221	14,019	13,689	1,329	15,018	29,037

Total net revenue	$47,886	$6,786	$7,630	$62,302	$28,365	$6,150	$34,515	$96,817

Net-revenue concentration(2)	50%	7%	8%	65%	29%	6%	35%	100%

	Three Months Ended March 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income(1)	$40,620	$4,307	$214	$45,141	$20,525	$7,072	$27,597	$72,738

Noninterest income:
Service charges on deposit accounts	3,138	11	—	3,149	(13)	—	(13)	3,136
Net refund transfer fees	—	—	—	—	15,823	—	15,823	15,823
Mortgage banking income(1)	—	—	4,795	4,795	—	—	—	4,795
Interchange fee income	2,493	—	—	2,493	59	—	59	2,552
Program fees(1)	—	—	—	—	312	2,312	2,624	2,624
Increase in cash surrender value of BOLI(1)	389	—	—	389	—	—	—	389
Net gains (losses) on OREO	3	—	—	3	—	—	—	3
Net gain on branch divestiture(1)	—	—	—	—	—	—	—	—
Other	1,212	—	24	1,236	11	—	11	1,247
Total noninterest income	7,235	11	4,819	12,065	16,192	2,312	18,504	30,569

Total net revenue	$47,855	$4,318	$5,033	$57,206	$36,717	$9,384	$46,101	$103,307

Net-revenue concentration(2)	46%	4%	5%	55%	36%	9%	45%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

As of March 31, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Unsecured, consumer loans.

The accounting policies used for Republic’s reportable segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2020 Annual Report on Form 10-K. Republic evaluates segment performance using operating income. The Company allocates goodwill to the Traditional Banking segment. Republic generally allocates income taxes based on income before income tax expense unless reasonable and specific segment allocations can be made. The Company makes transactions among reportable segments at carrying value.

Segment information follows:

	Three Months Ended March 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$41,102	$6,772	$409	$48,283	$14,676	$4,821	$19,497	$67,780

Provision for expected credit loss expense	(5)	(242)	—	(247)	15,884	(375)	15,509	15,262

Net refund transfer fees	—	—	—	—	12,721	—	12,721	12,721
Mortgage banking income	—	—	7,193	7,193	—	—	—	7,193
Program fees	—	—	—	—	896	1,329	2,225	2,225
Other noninterest income	6,784	14	28	6,826	72	—	72	6,898
Total noninterest income	6,784	14	7,221	14,019	13,689	1,329	15,018	29,037

Total noninterest expense	37,328	1,028	3,121	41,477	5,302	1,032	6,334	47,811

Income before income tax expense	10,563	6,000	4,509	21,072	7,179	5,493	12,672	33,744
Income tax expense	2,125	1,434	992	4,551	1,770	1,370	3,140	7,691
Net income	$8,438	$4,566	$3,517	$16,521	$5,409	$4,123	$9,532	$26,053

Period-end assets	$4,789,840	$865,655	$78,760	$5,734,255	$625,690	$116,595	$742,285	$6,476,540

Net interest margin	3.47%	3.43%	NM	3.46%	NM	NM	NM	4.66%

Net-revenue concentration*	50%	7%	8%	65%	29%	6%	35%	100%

	Three Months Ended March 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$40,620	$4,307	$214	$45,141	$20,525	$7,072	$27,597	$72,738

Provision for expected credit loss expense	5,589	332	—	5,921	15,133	1,706	16,839	22,760

Net refund transfer fees	—	—	—	—	15,823	—	15,823	15,823
Mortgage banking income	—	—	4,795	4,795	—	—	—	4,795
Program fees	—	—	—	—	312	2,312	2,624	2,624
Other noninterest income	7,235	11	24	7,270	57	—	57	7,327
Total noninterest income	7,235	11	4,819	12,065	16,192	2,312	18,504	30,569

Total noninterest expense	36,647	803	1,996	39,446	6,629	894	7,523	46,969

Income before income tax expense	5,619	3,183	3,037	11,839	14,955	6,784	21,739	33,578
Income tax expense	460	716	638	1,814	3,497	1,570	5,067	6,881
Net income	$5,159	$2,467	$2,399	$10,025	$11,458	$5,214	$16,672	$26,697

Period-end assets	$4,471,235	$851,405	$53,298	$5,375,938	$240,898	$105,197	$346,095	$5,722,033

Net interest margin	3.80%	2.68%	NM	3.65%	NM	NM	NM	5.57%

Net-revenue concentration*	46%	4%	5%	55%	36%	9%	45%	100%

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID-19 pandemic on the Company’s operations and credit losses;
●	the ability of borrowers who received COVID-19 loan accommodations to resume repaying their loans upon maturity of such accommodations;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations as well as the overall steepness of the U.S. Treasury yield curve;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	inflation;
●	recession;

●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Part II Item 1A “Risk Factors” of the current filing.

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

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Republic believes its critical accounting policies and estimates relate to its ACLL and Provision.

ACLL and Provision — At March 31, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix or term, delinquency level, as well as for changes in environmental conditions, such as changes in property values or other relevant factors. One-year forecast adjustments to the historical loss rate are based on the U.S. national unemployment rate and vacancy rates for CRE in the Company’s market footprint. Subsequent to the one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages.

The impact of utilizing the CECL approach to calculate the ACLL is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the ACLL, and therefore, greater volatility to the Company’s reported earnings.

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 1“Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2021, Republic had 42 full-service banking centers with locations as follows:

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

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its online Consumer Direct channel, the Bank originates single-family, residential real estate loans. In addition, the Bank originates HEALs and HELOCs through its retail banking centers. Such loans are generally collateralized by owner-occupied, residential real estate properties. For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through the Consumer Direct channel are generally secured by owner occupied-collateral located outside of the Bank’s market footprint.

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

(IV)  Tax Refund Solutions segment

Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS segment occurs in the first half of the year. The TRS segment traditionally operates at a loss during the second half of the year, during which time the segment incurs costs preparing for the next year’s tax season.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2021 and 2020:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple funds disbursement methods, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. During 2020, EAs were generally repaid within 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent if it remained unpaid 21 days in 2020 and 35 days in 2021 after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the EAs product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA product offering and therefore on the Company’s financial condition and results of operations.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represents the substantial majority of RCS activity. Elastic Marketing, LLC and Elevate Decision Sciences, LLC, are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

The Bank sells participation interests in this product. These participation interests are a 90% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying LOC I account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

o	In January 2021, RCS began originating balances through its LOC II. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

The Bank sells participation interests in this product. These participation interests are a 95% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 5% participation interest in each advance, it maintains 100% ownership of the underlying LOC II account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

●	RCS installment loan product – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. A third-party service provider subject to the Bank’s oversight and supervision provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

OVERVIEW (Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020)

Total Company net income for the first quarter of 2021 was $26.1 million, a $644,000, or 2%, decrease from the same period in 2020. Diluted EPS decreased to $1.25 for the three months ended March 31, 2021 compared to $1.28 for the same period in 2020. The Company’s TRS segment, which traditionally provides a first quarter lift to net income with its seasonal tax business, drove the year-over-year decline, contributing a $6.0 million decrease in net income as a result of an unusual and delayed tax season.

Net income from Core Banking was $16.5 million for the first quarter of 2021, an increase of $6.5 million, or 65%, over the first quarter of 2020. Primarily driving the rise in net income within Core Banking was a solid increase in net interest income, strong growth in Mortgage Banking income, and a meaningful, positive reduction in the Provision, as the Core Bank made a substantial Provision during the first quarter of 2020 after the onset of the COVID-19 pandemic.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income increased $3.3 million, or 64%, for the first quarter of 2021 compared to the same period in 2020.

●	Net interest income increased $482,000, or 1%, for the first quarter of 2021 compared to the same period in 2020. The increase was driven primarily by $5.6 million in PPP lender fees recognized during the first quarter of 2021.

●	Provision decreased $5.6 million to a credit of $5,000 for the first quarter of 2021 compared to a charge of $5.6 million for the same period in 2020.

●	Noninterest income decreased $451,000, or 6%, for the first quarter of 2021 compared to the same period in 2020.

●	Total noninterest expense increased $681,000, or 2%, for the first quarter of 2021 compared to same period in 2020.

●	Total Traditional Bank loans decreased $60 million, or 2%, during the first quarter of 2021, driven by generally soft non-PPP loan demand.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.60% as of March 31, 2021 compared to 0.63% as of December 31, 2020.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.23% as of March 31, 2021 compared to 0.26% as of December 31, 2020.

●	As of March 31, 2021, $33 million, or 1%, of Traditional Banking loans remained under a COVID-19 hardship accommodation.

●	Total Traditional Bank deposits increased $233 million, or 5%, during the first quarter of 2021.

Warehouse Lending segment

●	Net income increased $2.1 million, or 85%, for the first quarter of 2021 compared to the same period in 2020.

●	Net interest income increased $2.5 million, or 57%, for the first quarter of 2021 compared to the same period in 2020.

●	The Warehouse Provision was a net credit of $242,000 for the first quarter of 2021 compared to a net charge of $332,000 for the same period in 2020.

●	Average committed Warehouse lines increased to $1.5 billion during the first quarter of 2021 from $1.1 billion during the same period in 2020.

●	Average line usage was 54% during the first quarter of 2021 compared to 56% during the same period in 2020.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $2.4 million, or 50%, during the first quarter of 2021 compared to the same period in 2020.

●	Overall, Republic’s originations of secondary market loans totaled $214 million during the first quarter of 2021 compared to $125 million during the same period in 2020, with the Company’s gain-as-a-percent-of-loans-sold increasing from 2.80% to 3.95% from period to period.

Tax Refund Solutions segment

●	Net income decreased $6.0 million for the first quarter of 2021 compared to the same period in 2020.

●	Net interest income decreased $5.8 million for the first quarter of 2021 compared to the same period in 2020.

●	Total EA originations were $250 million during the first quarter of 2021 compared to $388 million for the first quarter of 2020.

●	Overall, TRS recorded a net charge to the Provision of $15.9 million during the first quarter of 2021 compared to a net charge to the Provision of $15.1 million for the same period in 2020.

●	Noninterest income decreased $2.5 million, or 15%, for the first quarter of 2021 compared to the same period in 2020.

●	Net RT revenue decreased $3.1 million, or 20%, for the first quarter of 2021 compared to the same period in 2020.

●	Noninterest expense was $5.3 million for the first quarter of 2021 compared to $6.6 million for the same period in 2020.

Republic Credit Solutions segment

●	Net income decreased $1.1 million, or 21%, for the first quarter of 2021 compared to the same period in 2020.

●	Net interest income decreased $2.3 million, or 32%, for the first quarter of 2021 compared to the same period in 2020.

●	Overall, RCS recorded a net credit to the Provision of $375,000 during the first quarter of 2021 compared to a net charge of $1.7 million for the same period in 2020.

●	Noninterest income decreased $983,000, or 43%, from the first quarter of 2020 to the first quarter of 2021.

●	Noninterest expense was $1.0 million for the first quarter of 2021 compared to $894,000 for the same period in 2020.

●	Total nonperforming loans to total loans for the RCS segment was 0.48% as of March 31, 2021 compared to 0.04% as of December 31, 2020.

●	Delinquent loans to total loans for the RCS segment was 5.84% as of March 31, 2021 compared to 9.23% as of December 31, 2020.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These market rates trended lower since the onset of COVID-19 pandemic, as the FOMC reduced the FFTR to approximately 25 basis points during 2020. The FOMC has provided on-going guidance that it is more likely than not that the FFTR will not be increased in the near term.

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

Total Company net interest income decreased 7% during the first quarter of 2021 compared to the same period in 2020. Total Company net interest margin decreased to 4.66% during the first quarter of 2021 compared to 5.57% for the same period in 2020.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $482,000, or 1%, for the first quarter of 2021 compared to the same period in 2020. Traditional Banking’s net interest margin was 3.47% for the first quarter of 2021, a decrease of 33 basis points from the same period in 2020.

The increase in the Traditional Bank’s net interest income and decrease in net interest margin during the first quarter of 2021 was primarily attributable to the following factors:

●	During the first quarter of 2021, the Traditional Bank recognized $5.6 million of fee income on its PPP portfolio, driven significantly by the forgiveness and payoff of $182 million of PPP loans during the period. As of March 31, 2021, net PPP loans of $383 million remained on the Traditional Bank’s balance sheet, including $218 million in loan balances originated during 2020, $176 million in loan balances originated during the first quarter of 2021, and $11 million of unaccreted PPP lender fees reported as a credit offset to these originated balances. Unaccreted PPP lender fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

●	Offsetting the above, net interest income from Traditional Banking, excluding accreted PPP lender fees, decreased $5.1 million, or 12%, from the first quarter 2020, as the Traditional Bank’s net interest margin declined from 3.80% for the first quarter of 2020 to 3.47% for the first quarter of 2021. The decline in the net interest margin was substantially driven by a 71-basis point decline in the Traditional Bank’s yield on its average interest-earning assets from the first quarter of 2020 to the first quarter of 2021, as the majority of the Traditional Bank’s growth in interest-earning assets during the previous 12 months was in lower-yielding cash and investment securities instead of loans.

Warehouse Lending segment

Net interest income increased $2.5 million, or 57%, for the first quarter of 2021 compared to the same period in 2020.

Average committed Warehouse lines increased to $1.5 billion during the first quarter of 2021 from $1.1 billion during the same period in 2020, while overall usage rates on Warehouse lines of credit were 54% and 56%, respectively for the same periods. In addition, the Warehouse net interest margin increased to 3.43% for the first quarter of 2021 compared to 2.68% for the first quarter of 2020, as many of the Bank’s Warehouse client reached contractual interest rate floors on their lines-of-credit during the second quarter of 2020 preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline.

Tax Refund Solutions segment

TRS’s net interest income decreased $5.8 million for the first quarter of 2021 compared to the same period in 2020. TRS’s EA product earned $12.8 million in interest income during the first quarter of 2021, a $6.5 million decrease resulting primarily from a $138 million decrease in EA originations from period to period. Management believes that economic impact (stimulus) payments, pandemic health risks, and a two-week delay in the start to the 2021 tax season, all, in varying degrees, negatively impacted demand for its EA product during the first quarter of 2021.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income decreased $2.3 million, or 32%, from the first quarter of 2020 to the first quarter of 2021. The decrease was driven primarily by a decline in fee income from RCS’s LOC I product. Loan fees on this product, recorded as interest income on loans, decreased to $3.8 million during the first quarter of 2021 compared to $6.0 million during the same period in 2020 and accounted for 76% and 80% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in outstanding line-of-credit balances following a reduction of marketing for this product during the first quarter of 2020. In addition, while marketing for the product was reinstated during the third quarter of 2020, management believes that economic impact (stimulus) payments during the first quarter of 2021 further reduced demand for its line-of-credit products during the current period.

Future loan fee income from RCS’s LOC I product will likely continue to be negatively impacted by the on-going COVID-19 pandemic.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$510,433	$154	0.12%	$207,335	$637	1.23%
Investment securities, including FHLB stock (1)	563,985	2,017	1.43	519,726	3,009	2.32
TRS Easy Advance loans (2)	89,732	12,789	57.01	135,307	19,261	56.94
RCS LOC I product (2)	16,284	3,770	92.61	26,603	6,050	90.97
Other RPG loans (3) (7)	139,729	2,789	7.98	119,190	2,713	9.10
Outstanding Warehouse lines of credit(4) (7)	790,244	7,370	3.73	643,182	7,045	4.38
Paycheck Protection Program loans (5) (7)	288,115	6,698	9.30	—	—	—
All other Core Bank loans (6) (7)	3,421,552	33,970	3.97	3,568,855	42,444	4.76

Total interest-earning assets	5,820,074	69,557	4.78	5,220,198	81,159	6.22

Allowance for credit loss	(66,561)			(53,818)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	249,842			199,511
Premises and equipment, net	39,185			45,628
Bank owned life insurance	68,257			66,654
Other assets (1)	191,497			148,773
Total assets	$6,302,294			$5,626,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,485,015	$82	0.02%	$1,128,781	$682	0.24%
Money market accounts	732,328	103	0.06	761,975	1,242	0.65
Time deposits	314,904	1,105	1.40	418,323	2,156	2.06
Reciprocal money market and time deposits	313,445	255	0.33	207,970	618	1.19
Brokered deposits	63,325	20	0.13	338,283	1,604	1.90

Total interest-bearing deposits	2,909,017	1,565	0.22	2,855,332	6,302	0.88

Securities sold under agreements to repurchase and other short-term borrowings	192,669	9	0.02	208,969	119	0.23
Federal Home Loan Bank advances	43,167	31	0.29	371,319	1,648	1.78
Subordinated note	41,240	172	1.67	41,240	352	3.41

Total interest-bearing liabilities	3,186,093	1,777	0.22	3,476,860	8,421	0.97

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,146,036			1,249,025
Other liabilities	133,953			122,161
Stockholders’ equity	836,212			778,900
Total liabilities and stock-holders’ equity	$6,302,294			$5,626,946

Net interest income		$67,780			$72,738

Net interest spread			4.56%			5.25%

Net interest margin			4.66%			5.57%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income is composed entirely of loan fees.
(3)	Interest income includes loan fees of $1.7 million and $1.4 million for the quarters ended March 31, 2021 and 2020.
(4)	Interest income includes loan fees of $871,000 and $630,000 for the quarters ended March 31, 2021 and 2020.
(5)	Interest income includes loan fees of $5.6 million for the quarter ended March 31, 2021.
(6)	Interest income includes loan fees of $1.1 million and $1.2 million for the quarters ended March 31, 2021 and 2020.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2021
	Compared to
	Three Months Ended March 31, 2020
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(483)	$412	$(895)
Investment securities, including FHLB stock	(992)	239	(1,231)
TRS Easy Advance loans*	(6,472)	(8,923)	2,451
RCS LOC I product	(2,280)	(2,388)	108
Other RPG loans	76	434	(358)
Outstanding Warehouse lines of credit	325	1,466	(1,141)
Paycheck Protection Program loans	6,698	6,698	—
All other Core Bank loans	(8,474)	(1,694)	(6,780)
Net change in interest income	(11,602)	(3,756)	(7,846)

Interest expense:

Transaction accounts	(600)	165	(765)
Money market accounts	(1,139)	(46)	(1,093)
Time deposits	(1,051)	(459)	(592)
Reciprocal money market and time deposits	(363)	220	(583)
Brokered deposits	(1,584)	(737)	(847)
Securities sold under agreements to repurchase and other short-term borrowings	(110)	(8)	(102)
Federal Home Loan Bank advances	(1,617)	(830)	(787)
Subordinated note	(180)	—	(180)
Net change in interest expense	(6,644)	(1,695)	(4,949)

Net change in net interest income	$(4,958)	$(2,061)	$(2,897)
*	Volume for Easy Advances is based on total loans originated during the period presented.

Provision

Total Company Provision was $15.3 million for the first quarter of 2021 compared to $22.8 million for the same period in 2020.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2021 was a credit of $5,000, compared to a charge of $5.6 million for the first quarter of 2020. An analysis of the Provision for the first quarter of 2021 compared to the same period in 2020 follows:

●	For the first quarter of 2021, there was a minimal net credit to the Traditional Bank Provision during the quarter as the Traditional Bank non-PPP loan balances declined by approximately $51 million from December 31, 2020 to March 31, 2021.

●	During the first quarter of 2020, the Traditional Bank recorded $6.3 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic during the first quarter of 2020 was a reduction in Provision of $533,000 consistent with a $59 million decrease in Traditional Bank spot balances from December 31, 2019 to March 31, 2020.

●	Related to loans rated Substandard, Special Mention, or PCD, the Bank recorded a net credit of $450,000 for the first quarter of 2020. The net credit during the first quarter of 2020 was driven by a $470,000 recovery recorded upon the payoff of a large CRE relationship that had been partially charged-off in a prior period.

●	Related to the Bank’s corporate bonds held within its investment securities portfolio, the Bank recorded a net credit to the Provision of $75,000 during the first quarter of 2021 compared to a net charge of $246,000 during the first quarter of 2020. The credit during 2021 and the charge during 2020 were both driven by changes in PD and LGD assumptions from period to period, as the economy improved during 2021 from its pandemic-driven lows during 2020.

As a percentage of total loans, the Traditional Banking ACLL was 1.35% as of March 31, 2021 compared to 1.34% as of December 31, 2020 and 1.15% as of March 31, 2020. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of March 31, 2021.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $242,000 for the first quarter of 2021 compared to a net charge of $332,000 for the same period in 2020. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $97 million during the first quarter of 2021 compared to an increase of $133 million during the first quarter of 2020.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of March 31, 2021, December 31, 2020 and March 31, 2020. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of March 31, 2021.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $15.9 million during the first quarter of 2021 compared to a net charge of $15.1 million for the same period in 2020. Substantially all TRS Provision in both periods was related to its EA product.

TRS’s Provision for EA loan losses was $16.0 million, or 6.4% of its $250 million in EAs originated during the first quarter of 2021, compared to a Provision of $15.2 million, or 3.9% of its $388 million in EAs originated during the first quarter of 2020. The increased Provision for the first quarter of 2021 was due to a significantly lower amount of refund payments received from the U.S. Treasury as a percentage of total EAs originated for the first quarter of 2021 as compared to the first quarter of 2020. While the Company is uncertain how much the COVID-19 pandemic and the U.S. government’s stimulus program may have contributed to the slower refund payments for 2021, management believes it has adequately adjusted its expected loss rate to absorb EA losses based on information known through the date of this release.

EAs are only originated during the first two months of each year, with all uncollected EAs charged off by June 30th of each year. EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans. TRS’s EA loss rate as of June 30, 2020 was 5.04% of total 2020 EA originations and it finished 2020 with an EA loss rate of 3.36% of total EAs originated.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a credit to the Provision of $375,000 during the first quarter of 2021 compared to a charge to the Provision of $1.7 million for the same period in 2020. The decrease in the Provision was driven by a reduction in both net charge-offs and outstanding balances for RCS’s LOC I product, as the Company reduced marketing for this product in response to the COVID-19 pandemic. RCS began incrementally increasing its marketing for its line-of-credit product during the third quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 7.16% as of March 31, 2021, 7.94% as of December 31, 2020 and 12.18% as of March 31, 2020. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of March 31, 2021.

The following table presents net charges to the RCS Provision by product:

Table 3 — RCS Provision by Product

	Three Months Ended Mar. 31,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$(374)	$1,707	$(2,081)	(122)%
Hospital receivables	(1)	(1)	—	—
Total	$(375)	$1,706	$(2,081)	(122)%

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020

ACLL at beginning of period	$61,067	$43,351

Adoption of ASC 326	—	6,734

Charge-offs:

Traditional Banking:
Residential real estate	—	(27)
Commercial real estate	(428)	—
Consumer	(209)	(495)
Total Traditional Banking	(637)	(522)
Warehouse lines of credit	—	—
Total Core Banking	(637)	(522)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Commercial & industrial	(22)	(44)
Republic Credit Solutions	(766)	(2,709)
Total Republic Processing Group	(788)	(2,753)
Total charge-offs	(1,425)	(3,275)

Recoveries:

Traditional Banking:
Residential real estate	27	41
Commercial real estate	68	471
Commercial & industrial	7	3
Home equity	7	75
Consumer	146	204
Total Traditional Banking	255	794
Warehouse lines of credit	—	—
Total Core Banking	255	794

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	42
Commercial & industrial	9	—
Republic Credit Solutions	93	271
Total Republic Processing Group	102	313
Total recoveries	357	1,107

Net loan charge-offs	(1,068)	(2,168)

Provision - Core Banking	(172)	5,675
Provision - RPG	15,509	16,839
Total Provision	15,337	22,514
ACLL at end of period	$75,336	$70,431

Credit Quality Ratios - Total Company:

ACLL to total loans	1.61%	1.56%
ACLL to nonperforming loans	335	338
Net loan charge-offs to average loans	0.09	0.19

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.14%	0.97%
ACLL to nonperforming loans	234	210
Net loan charge-offs to average loans	0.03	(0.03)

Noninterest Income

Total Company noninterest income decreased $1.5 million, or 5%, during the first quarter of 2021 compared to the same period in 2020. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $451,000, or 6%, for the first quarter of 2021 compared to the same period in 2020. Interchange Fee Income increased $476,000 from the first quarter of 2020 to the same period in 2021, while Service Charges on Deposit Accounts decreased $273,000 comparing the same periods. Service Charges on Deposit Accounts remained below normal levels as consumer savings rates rose meaningfully over the last year, resulting in a reduction in the Bank’s overdraft-related fees. Management believes that two rounds of government stimulus payments and a reduction in pandemic-related economic restrictions during the first quarter of 2021 were the significant drivers of the increase in the Traditional Bank’s debit card interchange income.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended March 31, 2021 and 2020 were $1.2 million and $1.9 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended March 31, 2021 and 2020 were $249,000 and $426,000. The Bank suspended its daily overdraft charges during the first quarter of 2020 to soften the economic hardship of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $2.4 million, or 50%, during the first quarter of 2021 compared to the same period in 2020. For the first quarter of 2021, the Core Bank originated $214 million in secondary market loans and achieved an average gain-as-a-percent-of-loans-sold during the period of 3.95%, with comparable originations of $125 million and comparable gains of 2.80% during the first quarter of 2020. Favorable market conditions drove a higher gain percentage for the Core Bank during the last nine months of 2020 and for a portion of the first quarter of 2021, with these favorable conditions normalizing moderately during February 2021 and through the end of the quarter. Management believes these favorable conditions could continue to normalize during the remainder of 2021 potentially bringing the Core Bank’s gain-as-a-percent-of-loans-sold closer to normal historical levels near 2.50%.

Tax Refund Solutions segment

TRS’s noninterest income decreased $2.5 million during the first quarter of 2021 compared to the same period in 2020. This decrease reflected a $3.1 million decrease in net RT fees partially offset by a $584,000 increase in program fees. RTs processed decreased 20% from 2020 to 2021 due to a two-week delay to the start of the current tax season and pandemic-related restrictions that have decreased foot traffic for brick-and-mortar tax preparers. The increase in program fees resulted from the Company’s May 1, 2020 acquisition of $250 million in prepaid card balances.

Republic Credit Solutions segment

RCS’s noninterest income decreased $983,000, or 43%, during the first quarter of 2021 compared to the same period in 2020, with program fees representing the entirety of RCS’s noninterest income. Management believes the reduced fee income was directly related to economic impact (stimulus) payments made during the first quarter of 2021, which reduced demand for its line-of-credit products during the period.

The following table presents RCS program fees by product:

Table 5 — RCS Program Fees by Product

	Three Months Ended Mar. 31,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$768	$919	$(151)	(16)%
Hospital receivables	48	18	30	167
Installment loans*	513	1,375	(862)	NM
Total	$1,329	$2,312	$(983)	(43)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $842,000, or 2%, during the first quarter of 2021 compared to the same period in 2020. The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $681,000 for the first quarter of 2021 compared to the same period in 2020. The following primarily drove the change in noninterest expense:

●	Salaries and benefits expense increased approximately $855,000, or 4%, primarily driven by annual merit increases and increases in contract labor, equity compensation, payroll taxes, and health benefits from period to period.

●	Occupancy expense increased $411,000, or 14%, driven primarily by increases in snow removal and janitorial costs from period to period.

●	FDIC insurance expense increased $279,000. The prior period was unusually low because the Traditional Bank applied credits against its insurance premiums during the first quarter of 2020.

●	Partially offsetting the increases above, Bank Franchise Tax expense decreased $432,000. As previously reported, Kentucky enacted HB354 in March 2019 and as a result, the Bank transitioned from a capital-based bank franchise tax to the Kentucky corporate income tax on January 1, 2021.

●	Additionally, meals, entertainment, mileage, and travel costs decreased $332,000, in total, resulting from pandemic-related restrictions on these activities.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased $1.1 million, or 56%, during the first quarter of 2021 compared to the same period in 2020, primarily due to higher mortgage commissions recorded during 2021.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $985 million in cash and cash equivalents as of March 31, 2021 compared to $486 million as of December 31, 2020. The Company continues to maintain a relatively high cash balance on its balance sheet as deposit balances have continued to grow and loan balances have continued to generally decline.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This yield was 0.10% for the first quarter of 2021. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Table 6 — Loan Portfolio Composition

(in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$851,869	$879,800	$(27,931)	(3)%
Nonowner occupied	271,829	264,780	7,049	3
Commercial real estate	1,344,394	1,349,085	(4,691)	(0)
Construction & land development	102,113	98,674	3,439	3
Commercial & industrial	312,537	325,596	(13,059)	(4)
Paycheck Protection Program	383,311	392,319	(9,008)	(2)
Lease financing receivables	9,930	10,130	(200)	(2)
Aircraft	106,081	101,375	4,706	5
Home equity	226,280	240,640	(14,360)	(6)
Consumer:
Credit cards	14,200	14,196	4	0
Overdrafts	474	587	(113)	(19)
Automobile loans	25,624	30,300	(4,676)	(15)
Other consumer	7,325	8,167	(842)	(10)
Total Traditional Banking	3,655,967	3,715,649	(59,682)	(2)
Warehouse lines of credit*	865,844	962,796	(96,952)	(10)
Total Core Banking	4,521,811	4,678,445	(156,634)	(3)

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	30,703	—	30,703	NA
Other TRS loans	5,770	23,765	(17,995)	(76)
Republic Credit Solutions	108,309	110,893	(2,584)	(2)
Total Republic Processing Group	144,782	134,658	10,124	8

Total loans**	4,666,593	4,813,103	(146,510)	(3)
Allowance for credit losses	(75,336)	(61,067)	(14,269)	23

Total loans, net	$4,591,257	$4,752,036	$(160,779)	(3)%

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $147 million, or 3%, during the first quarter of 2021 to $4.7 billion as of March 31, 2021. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $60 million, or 2%, from December 31, 2020 to March 31, 2021. The following primarily drove the change in loan balances during the first quarter of 2021:

●	The owner-occupied residential real estate and home equity categories decreased $28 million and $14 million. These decreases largely reflect a sharp drop in long-term market interest rates during the previous 12 months that drove an increase in refinance volume for residential mortgages, with much of the refinance activity going into fixed-rate products sold on the secondary market.

●	The C&I category decreased $13 million during the first quarter of 2021, reflecting paydowns and payoffs of C&I loans during the period. C&I loan production to offset these paydowns has been negatively impacted by pandemic driven credit conditions.

●	During the first quarter of 2021, the Core Bank’s PPP portfolio decreased $9 million, reflecting the forgiveness and payoff of $182 million of 2020 PPP originations, the origination of $176 million of PPP loans during the first quarter of 2021, and the net increase in unaccreted PPP loan fees of $3 million.

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of March 31, 2021, net PPP loans of $383 million remained on the Core Bank’s balance sheet, including $218 million in loan balances originated during 2020, $176 million in loan balances originated during the first quarter of 2021, and $11 million of unaccreted PPP lender fees reported as a credit offset to these originated balances. Unaccreted PPP lender fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated. While no guarantee can be made as to the overall remaining life of these loans, management believes the loans are likely to remain on the Company’s balance sheet less than one year, as it expects the substantial majority of its clients to request forgiveness for their loans at the earliest possible time, presuming these clients achieve the required program metrics.

PPP loans have a stated maturity of two to five years, an annualized fixed coupon rate of 1.0% to the client, are 100% guaranteed by the SBA, and 100% forgivable to the client if certain program metrics are met. The Bank earns an origination fee of 1%, 3%, or 5% based on the size of the loan.

Warehouse Lending segment

Outstanding Warehouse period end balances decreased $97 million from December 31, 2020 to March 31, 2021. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

Tax Refund Solutions segment

Outstanding TRS loans increased $13 million from December 31, 2020 to March 31, 2021 primarily reflecting $31 million of unpaid EAs partially offset by a $18 million reduction in other TRS loans. EAs are only made during the first two months of each year, with all unpaid EAs charged off by June 30th of each year. Other TRS loans as of December 31, 2020 were primarily commercial loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by the end of the first quarter of the following year.

Republic Credit Solutions segment

Outstanding RCS loans decreased $3 million from December 31, 2020 to March 31, 2021 primarily reflecting a $2 million decrease in outstanding balances for RCS’s LOC I product. As previously mentioned, the decrease in balances for RCS’s LOC I product during the first quarter of 2021 was attributable to economic impact (stimulus) payments during the period which further reduced demand for its line-of-credit products.

Allowance for Credit Losses

As of March 31, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $14 million from $61 million as of December 31, 2020 to $75 million as of March 31, 2021. As a percent of total loans, the total Company’s ACLL increased to 1.61% as of March 31, 2021 compared to 1.27% as of December 31, 2020. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

●	The Traditional Banking ACLL decreased approximately $312,000 to $49 million as of March 31, 2021 driven primarily by net charge-offs during the first quarter of 2021 and a $51 million decrease in non-PPP loan balances.

●	The Traditional Bank decreased its ACLS $75,000 during the first quarter of 2021 to $103,000 based on improved PD and LGD expectations on its corporate bond portfolios.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $2.2 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing March 31, 2021 to December 31, 2020. As of March 31, 2021, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2021.

Tax Refund Solutions segment

The TRS ACLL increased to $16 million as of March 31, 2021 from $158,000 as of December 31, 2020, driven primarily by estimated losses on TRS’s EA product. Due to the seasonal nature of the EA, estimated reserves are generally made during the first two months of the year when the product is offered, with losses charged against those reserves in the second quarter of each year. Based on the timing of EA reserves versus charge-offs, the ACLL for EAs to total remaining outstanding EAs is relatively substantial at the end of the first quarter, or 52% and 58% as of March 31, 2021 and March 31, 2020. The Company provided an ACLL for expected losses equal to 6.4% of total originations during the first quarter of 2021 as compared to 3.9% during the first quarter of 2020 because a higher percentage of EAs remained outstanding as of March 31, 2021 compared to March 31, 2020.  Management believes it has adequately adjusted its expected loss rate to absorb EA losses based on information known through the date of this filing.

Republic Credit Solutions segment

The RCS ACLL decreased $1 million to $8 million as of March 31, 2021 from $9 million as of December 31, 2020. The decrease in ACLL was driven by a $2 million decrease in outstanding balances for RCS’s LOC I product.

RCS maintained an ACLL for two distinct credit products offered as of March 31, 2021, including its line-of-credit products and its healthcare-receivables products. As of March 31, 2021, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 49% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

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

As of March 31, 2021, $33 million, or 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodation.

The ultimate impact of the above accommodated loan balances on the Company’s Classified, Special Mention, nonperforming, and delinquent loans is currently uncertain. When evaluating its borrowers for further accommodation, the Bank considers prudent options based on the borrower’s credit risk; applicable federal and state laws and regulations, including COVID-related accommodations provided by applicable federal, state, and local laws; and the Bank’s ability to ease cash flow pressures on the affected borrowers while improving the Bank’s likelihood of collection on its loans. If enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s Classified, Special Mention, nonperforming, and delinquent loans would increase and negatively impact the Company’s overall operating performance.

Classified and Special Mention Loans

The Bank applies credit quality indicators, or “ratings,” to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCI/PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCI/PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $21 million during the first quarter of 2021, driven primarily by commercial-purpose loans within the hospitality and leisure industry downgraded to Special Mention during the first quarter of 2021. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s Classified and Special Mention loans is currently uncertain.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 7 — Classified and Special Mention Loans

(in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change

Loss	$—	$—	$—	—
Doubtful	—	—	—	—
Substandard	27,540	30,193	(2,653)	(9)%
PCD - Substandard	1,835	1,887	(52)	(3)
Total Classified Loans	29,375	32,080	(2,705)	(8)

Special Mention	112,685	89,206	23,479	26
PCD - Special Mention	874	895	(21)	(2)
Total Special Mention Loans	113,559	90,101	23,458	26

Total Classified and Special Mention Loans	$142,934	$122,181	$20,753	17

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $7 million and $7 million as of March 31, 2021 and December 31, 2020.

Nonperforming loans to total loans decreased to 0.48% as of March 31, 2021 from 0.49% as of December 31, 2020, as the total balance of nonperforming loans decreased by $1 million, or 5%, while total loans decreased $147 million, or 3%, during the first quarter of 2021. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s nonperforming loans is currently uncertain.

Table 8 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	March 31, 2021	December 31, 2020

Loans on nonaccrual status*	$22,004	$23,548
Loans past due 90-days-or-more and still on accrual**	517	47
Total nonperforming loans	22,521	23,595
Other real estate owned	2,015	2,499
Total nonperforming assets	$24,536	$26,094

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.48%	0.49%
Nonperforming assets to total loans (including OREO)	0.53	0.54
Nonperforming assets to total assets	0.38	0.42

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.49%	0.50%
Nonperforming assets to total loans (including OREO)	0.53	0.56
Nonperforming assets to total assets	0.42	0.45
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 9 — Nonperforming Loan Composition

	March 31, 2021		December 31, 2020
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$13,194	1.55%	$14,328	1.63%
Nonowner occupied	106	0.04	81	0.03
Commercial real estate	6,669	0.50	6,762	0.50
Construction & land development	—	—	—	—
Commercial & industrial	40	0.01	55	0.02
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,855	0.82	2,141	0.89
Consumer:
Credit cards	—	—	5	0.04
Overdrafts	—	—	—	—
Automobile loans	132	0.52	170	0.56
Other consumer	8	0.11	11	0.13
Total Traditional Banking	22,004	0.60	23,553	0.63
Warehouse lines of credit	—	—	—	—
Total Core Banking	22,004	0.49	23,553	0.50

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	517	0.48	42	0.04
Total Republic Processing Group	517	0.36	42	0.03

Total nonperforming loans	$22,521	0.48%	$23,595	0.49%

Table 10 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	147	$4,905	27	$4,648	4	$3,641	178	$13,194
Nonowner occupied	3	106	—	—	—	—	3	106
Commercial real estate	—	—	3	903	3	5,766	6	6,669
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	40	—	—	—	—	1	40
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	739	5	1,116	—	—	33	1,855
Consumer:
Credit cards	—	—	—	—	—	—	NM	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	12	132	—	—	—	—	12	132
Other consumer	9	8	—	—	—	—	9	8
Total Traditional Banking	200	5,930	35	6,667	7	9,407	242	22,004
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	200	5,930	35	6,667	7	9,407	242	22,004

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	NM	—
Republic Credit Solutions	—	—	—	—	NM	517	NM	517
Total Republic Processing Group	NM	—	—	—	—	517	NM	517

Total	200	$5,930	35	$6,667	7	$9,924	242	$22,521

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,110	27	$4,966	5	$4,252	178	$14,328
Nonowner occupied	3	81	—	—	—	—	3	81
Commercial real estate	2	45	3	925	3	5,792	8	6,762
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	55	—	—	—	—	2	55
	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	26	867	6	1,274	—	—	32	2,141
Consumer:
Credit cards	NM	5	—	—	—	—	NM	5
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	14	170	—	—	—	—	14	170
Other consumer	7	11	—	—	—	—	7	11
Total Traditional Banking	200	6,344	36	7,165	8	10,044	244	23,553
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	200	6,344	36	7,165	8	10,044	244	23,553

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	NM	—	—	—	—	—	NM	—
Republic Credit Solutions	NM	42	—	—	—	—	NM	42
Total Republic Processing Group	NM	42	—	—	—	—	NM	42

Total	200	$6,386	36	$7,165	8	$10,044	244	$23,595

Table 11 — Rollforward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Nonperforming loans at the beginning of the period	$23,595	$23,489
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	846	2,629
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,891)	(4,975)
Principal balance paydowns of loans nonperforming at both period ends	(499)	(628)
Net change in principal balance of other loans nonperforming at both period ends*	470	338

Nonperforming loans at the end of the period	$22,521	$20,853
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 12 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Loans charged off	$—	$(43)
Loans transferred to OREO	—	—
Loans refinanced at other institutions	(1,891)	(4,907)
Loans returned to accrual status	—	(25)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,891)	$(4,975)

Based on the Bank’s review as of March 31, 2021, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.32% as of March 31, 2021, from 0.41% as of December 31, 2020, primarily due to a $5 million, or 25%, decrease in delinquent loans and a $147 million, or 3%, decrease in total loans during the first quarter of 2021.

Core Bank delinquent loans to total Core Bank loans decreased to 0.19% as of March 31, 2021 from 0.21% as of December 31, 2020. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2021 and December 31, 2020 were on nonaccrual status. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s delinquent loans is currently uncertain.

Table 13 — Delinquent Loan Composition*

	March 31, 2021		December 31, 2020
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$2,526	0.30%	$3,260	0.37%
Nonowner occupied	—	—	—	—
Commercial real estate	5,402	0.40	5,457	0.40
Construction & land development	—	—	—	—
Commercial & industrial	—	—	12	0.00
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	484	0.21	702	0.29
Consumer:
Credit cards	27	0.19	73	0.51
Overdrafts	94	19.83	147	25.04
Automobile loans	25	0.10	56	0.18
Other consumer	2	0.03	6	0.07
Total Traditional Banking	8,560	0.23	9,713	0.26
Warehouse lines of credit	—	—	—	—
Total Core Banking	8,560	0.19	9,713	0.21

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	104	1.80	—	—
Republic Credit Solutions	6,322	5.84	10,234	9.23
Total Republic Processing Group	6,426	4.44	10,234	7.60

Total delinquent loans	$14,986	0.32%	$19,947	0.41%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due. EAs do not have a contractual due date but during 2021 the Company considered an EA delinquent if it remained unpaid 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority.

Table 14 — Rollforward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Delinquent loans at the beginning of the period	$19,947	$20,804
Loans that became delinquent during the period - Easy Advances*	—	23,467
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	992	3,950
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(2,017)	(4,702)
Principal balance paydowns of loans delinquent at both period ends	(29)	(95)
Net change in principal balance of other loans delinquent at both period ends*	(3,907)	(797)
Delinquent loans at the end of period	$14,986	$42,627
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 15 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2021	2020

Loans charged off	$—	$—
Easy Advances paid-off or charged-off	—	—
Loans transferred to OREO	—	—
Loans refinanced at other institutions	(1,270)	(2,442)
Loans paid current	(747)	(2,260)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(2,017)	$(4,702)

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

Table 16 — Collateral-Dependent Loans and Troubled Debt Restructurings

(in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change

Cashflow-dependent TDRs	$10,754	$10,938	$(184)	(2)%
Collateral-dependent TDRs	9,521	9,840	(319)	(3)
Total TDRs	20,275	20,778	(503)	(2)
Collateral dependent loans (which are not TDRs)	20,701	20,806	(105)	(1)
Total recorded investment in TDRs and collateral-dependent loans	$40,976	$41,584	$(608)	(1)%

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 17 — Deposit Composition

(in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change

Core Bank:
Demand	$1,312,103	$1,217,263	$94,840	8%
Money market accounts	742,823	712,824	29,999	4
Savings	273,117	236,335	36,782	16
Individual retirement accounts (1)	47,113	47,889	(776)	(2)
Time deposits, $250 and over (1)	77,014	83,448	(6,434)	(8)
Other certificates of deposit (1)	182,333	199,214	(16,881)	(8)
Reciprocal money market and time deposits (1)	317,173	314,109	3,064	1
Brokered deposits (1)	40,504	25,010	15,494	62
Total Core Bank interest-bearing deposits	2,992,180	2,836,092	156,088	6
Total Core Bank noninterest-bearing deposits	1,588,647	1,503,662	84,985	6
Total Core Bank deposits	4,580,827	4,339,754	241,073	6

Republic Processing Group:
Money market accounts	2,964	6,673	(3,709)	(56)
Total RPG interest-bearing deposits	2,964	6,673	(3,709)	(56)

Brokered prepaid card deposits	504,224	257,856	246,368	96
Other noninterest-bearing deposits	183,477	128,898	54,579	42
Total RPG noninterest-bearing deposits	687,701	386,754	300,947	78
Total RPG deposits	690,665	393,427	297,238	76

Total deposits	$5,271,492	$4,733,181	$538,311	11%
(1)	Includes time deposits.

Total Company deposits increased $538 million, or 11%, from December 31, 2020 to $5.3 billion as of March 31, 2021.

Total Core Bank deposits increased $241 million, or 6%, with the following primarily driving growth:

●	Management believes its deposit balances continue to be the beneficiary of Federal government stimulus brought about by the COVID-19 pandemic. During the first quarter of 2021, the Federal government issued two rounds of economic stimulus payments. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

●	The Core Bank originated $176 million of PPP loans during the first quarter of 2021, with PPP borrowers generally retaining their loan proceeds within a deposit account at the Bank.

●	Management believes that much of the growth in noninterest-bearing and interest-bearing deposits at the Core Bank has been, and continues to be, a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

Total RPG deposits increased $297 million, or 76%, for the first quarter of 2021, with the following primarily driving growth:

●	RPG noninterest-bearing deposits growth was primarily driven by the following:

●	TRS deposits increased $87 million due to seasonal short-term RT deposits. These deposits are expected to exit the Bank during the next quarter.

●	TRS prepaid card balances within its RPS division increased $246 million, driven by government stimulus funds applied to prepaid card deposit balances. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

Federal Home Loan Bank Advances

FHLB advances declined by $210 million from December 31, 2020 to March 31, 2021, as the Bank continued to maintain sufficient deposit balances to meet its current liquidity needs. The Bank held $25 million in overnight advances at a rate of 0.14% as of March 31, 2021, compared to $225 million in overnight advances at a rate of 0.16% as of December 31, 2020. Given the overall amount of liquidity on the Company’s balance sheet as of March 31, 2021, management does not anticipate that FHLB term or overnight advances will likely be utilized to any material extent over the near term.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Company had a loan to deposit ratio (excluding brokered deposits) of 99% as of March 31, 2021 and 108% as of December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents on-hand of $985 million and $486 million. The Bank also had available borrowing capacity of $871 million and $683 million from the FHLB as of March 31, 2021 and December 31, 2020. In addition, the Bank’s liquidity resources included unencumbered debt securities of $257 million and $274 million as of March 31, 2021 and December 31, 2020 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage-backed securities and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of March 31, 2021 and December 31, 2020, these pledged investment securities had a fair value of $273 million and $304 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of March 31, 2021, the Bank had approximately $1.6 billion in deposits from 239 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $666 million, or 13%, of the Company’s total deposit balances as of March 31, 2021. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

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

Capital

Total stockholders’ equity increased from $823 million as of December 31, 2020 to $838 million as of March 31, 2021. The increase in stockholders’ equity was primarily attributable to net income earned during 2021 reduced primarily by cash dividends declared and Class A common stock repurchased.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of March 31, 2021, RB&T could, without prior approval, declare dividends of approximately $146 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.27% as of March 31, 2021 compared to 13.35% as of December 31, 2020. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. The Company chose not to redeem the subordinated note on April 1, 2021 and is currently carrying the note at a cost of LIBOR plus 1.42%.

Table 18 — Capital Ratios (1)

	As of March 31, 2021		As of December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$924,665	19.15%	$896,053	18.52%
Republic Bank & Trust Company	827,393	17.16	796,114	16.46

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$824,280	17.07%	$803,682	16.61%
Republic Bank & Trust Company	767,079	15.91	743,743	15.38

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$864,280	17.90%	$843,682	17.43%
Republic Bank & Trust Company	767,079	15.91	743,743	15.38

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$864,280	13.73%	$843,682	13.70%
Republic Bank & Trust Company	767,079	12.20	743,743	12.11

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 20 basis points lower than those presented in the table above as of March 31, 2021.

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

As of March 31, 2021, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2021 and ending March 31, 2022 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 19 — Bank Interest Rate Sensitivity

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of March 31, 2021	(1.1)%	(2.0)%	(0.6)%	3.6%	8.4%
% Change from base net interest income as of December 31, 2020	0.4%	(4.5)%	(7.0)%	(5.7)%	(4.2)%

The Bank’s dynamic simulation model run for March 2021 projected a decrease in the Bank’s net interest income plus secondary market loan fees for the “Down-100”, “Up-100” and “Up-200” scenarios, while the “Up-300” and “Up-400” rate scenarios projected increases. The projections as of December 2020 reflected a modest increase in the Down-100 scenario and decreases in all Up-rate scenarios.

As compared to December 2020, the deterioration in the Down-100 rate scenario for March 2021 was generally because the Bank had less ability in March 2021 than December to reprice its liabilities downward.  The improvement in the Up scenarios was due partially to growth in interest-earning assets and partially to a smaller projected falloff in secondary market fees for the March 2021 simulation than previously projected for the December 2020 simulation.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020).”

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider the risk factors discussed in Republic’s 2020 Form 10-K, which could materially affect its business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2021 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—	1,000,000
February 1 - February 28	96,860	41.84	96,860	903,140
March 1 - March 31	9,800	42.77	9,800	893,340
Total	106,660	$41.92	106,660	893,340

The Company repurchased 106,660 shares during the first quarter of 2021. In connection with employee stock awards, there were 28,874 shares withheld upon exercise of stock options to cover withholding taxes and the exercise price. On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares, an increase of 941,577 shares from the buyback program that was previously in place. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2021, the Company had 893,340 remaining shares that could be repurchased under its current share repurchase program.

During the first quarter of 2021, there were approximately 1,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed April 26, 2021 (Commission File Number: 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: May 6, 2021	/s/ Steven E. Trager
By: Steven E. Trager
Chair and Chief Executive Officer

Principal Financial Officer:

Date: May 6, 2021	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer