Form 10-Q
period 2021-06-30
REPUBLIC BANCORP INC /KY/
filed 2021-08-06
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2021, was 18,232,767 and 2,166,093.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments
COVID-19	Coronavirus Disease of 2019
CRE	Commercial Real Estate
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
Economic Aid Act	The Economic Aid to Hard Hit Small Business, Not for Profits and Venues Act
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
PPPLF	The FRB's Paycheck Protection Program Liquidity Facility
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
QF	Qualitative Factor
R&D	Research and Development
RB&T / the Bank	Republic Bank & Trust Company
RBCT	Republic Bancorp Capital Trust
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
SVP	Senior Vice President
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TPS	Trust Preferred Securities
TRS	Tax Refund Solutions segment
TRUP	TPS Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	June 30,	December 31,
	2021	2020
ASSETS

Cash and cash equivalents	$747,007	$485,587
Available-for-sale debt securities, at fair value (amortized cost of $515,401 in 2021 and $512,518 in 2020, allowance for credit losses of $0 in 2021 and $0 in 2020)	524,152	523,863
Held-to-maturity debt securities (fair value of $46,968 in 2021 and $54,190 in 2020, allowance for credit losses of $56 in 2021 and $178 in 2020)	46,274	53,324
Equity securities with readily determinable fair value	2,601	3,083
Mortgage loans held for sale, at fair value	32,401	46,867
Consumer loans held for sale, at fair value	13,020	3,298
Consumer loans held for sale, at the lower of cost or fair value	11,412	1,478
Loans for discontinued operations, at the lower of cost or fair value	23	23,765
Loans (loans carried at fair value of $338 in 2021 and $497 in 2020)	4,554,198	4,789,338
Allowance for credit losses	(60,291)	(61,067)
Loans, net	4,493,907	4,728,271
Federal Home Loan Bank stock, at cost	11,670	17,397
Premises and equipment, net	38,682	39,512
Right-of-use assets	40,698	43,345
Goodwill	16,300	16,300
Other real estate owned	1,898	2,499
Bank owned life insurance	99,008	68,018
Other assets and accrued interest receivable	104,257	111,718

TOTAL ASSETS	$6,183,310	$6,168,325

LIABILITIES

Deposits:
Noninterest-bearing	$2,015,449	$1,871,539
Interest-bearing	2,955,145	2,842,765
Deposits of discontinued operations	46,984	18,877
Total deposits	5,017,578	4,733,181

Securities sold under agreements to repurchase and other short-term borrowings	142,895	211,026
Operating lease liabilities	41,621	44,340
Federal Home Loan Bank advances	25,000	235,000
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	69,886	80,215

Total liabilities	5,338,220	5,345,002

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,841	4,899
Additional paid in capital	142,884	143,637
Retained earnings	690,802	666,278
Accumulated other comprehensive income	6,563	8,509

Total stockholders’ equity	845,090	823,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,183,310	$6,168,325

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME:

Loans, including fees	$49,079	$53,978	$102,024	$110,855
Taxable investment securities	1,858	2,712	3,810	5,495
Federal Home Loan Bank stock and other	347	214	732	2,187
Total interest income	51,284	56,904	106,566	118,537

INTEREST EXPENSE:

Deposits	1,324	3,410	2,889	9,422
Securities sold under agreements to repurchase and other short-term borrowings	143	460	279	1,609
Federal Reserve Payment Protection Plan Liquidity Facility	—	105	—	105
Federal Home Loan Bank advances	10	822	41	2,470
Subordinated note	169	295	341	647
Total interest expense	1,646	5,092	3,550	14,253

NET INTEREST INCOME	49,638	51,812	103,016	104,284

Provision for expected credit loss expense	1,450	2,086	828	9,713

NET INTEREST INCOME AFTER PROVISION	48,188	49,726	102,188	94,571

NONINTEREST INCOME:

Service charges on deposit accounts	3,071	2,451	5,944	5,587
Mortgage banking income	4,182	8,398	11,375	13,193
Interchange fee income	3,368	2,725	6,339	5,219
Program fees	3,549	1,138	5,774	3,762
Increase in cash surrender value of bank owned life insurance	600	395	990	784
Net gains (losses) on other real estate owned	(44)	1	(55)	4
Other	1,035	575	1,635	1,812
Total noninterest income	15,761	15,683	32,002	30,361

NONINTEREST EXPENSE:

Salaries and employee benefits	26,106	25,106	53,522	50,198
Technology, equipment, and communication	7,321	6,804	14,253	13,564
Occupancy	3,250	3,302	6,809	6,518
Marketing and development	1,120	969	1,851	1,710
FDIC insurance expense	418	299	714	299
Bank franchise tax expense	452	911	777	1,693
Interchange related expense	1,288	1,173	2,432	2,249
Other real estate owned and other repossession expense	2	21	(32)	39
Legal and professional fees	448	1,003	1,601	2,097
Other	2,885	3,613	5,472	6,943
Total noninterest expense	43,290	43,201	87,399	85,310

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	20,659	22,208	46,791	39,622
INCOME TAX EXPENSE	4,157	4,453	9,963	7,553
INCOME FROM CONTINUING OPERATIONS	16,502	17,755	36,828	32,069
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations before income taxes	9,902	(2,611)	17,514	13,553
Income tax expense (benefit)	2,482	(660)	4,367	3,121
Income (loss) from discontinued operations, net of tax	7,420	(1,951)	13,147	10,432

NET INCOME	$23,922	$15,804	$49,975	$42,501

BASIC EARNINGS PER SHARE:
Class A Common Stock - continuing operations	$0.80	$0.86	$1.79	$1.54
Class A Common Stock - discontinued operations	0.36	(0.09)	0.63	0.50
Class A Common Stock	$1.16	$0.77	$2.42	$2.04

Class B Common Stock - continuing operations	$0.73	$0.78	$1.62	$1.40
Class B Common Stock - discontinued operations	0.32	(0.09)	0.58	0.46
Class B Common Stock	$1.05	$0.69	$2.20	$1.86

DILUTED EARNINGS PER SHARE:
Class A Common Stock - continuing operations	$0.80	$0.86	$1.78	$1.54
Class A Common Stock - discontinued operations	0.36	(0.10)	0.63	0.50
Class A Common Stock	$1.16	$0.76	$2.41	$2.04

Class B Common Stock - continuing operations	$0.73	$0.78	$1.61	$1.40
Class B Common Stock - discontinued operations	0.32	(0.09)	0.58	0.45
Class B Common Stock	$1.05	$0.69	$2.19	$1.85

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$23,922	$15,804	$49,975	$42,501

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	—	(10)	—	(171)
Reclassification amount for net derivative losses realized in income	—	79	—	108
Change in unrealized gains and losses on AFS debt securities	(614)	1,099	(2,643)	8,876
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	34	(108)	49	(107)
Total other comprehensive income (loss) before income tax	(580)	1,060	(2,594)	8,706
Tax effect	145	(265)	648	(2,178)
Total other comprehensive income (loss), net of tax	(435)	795	(1,946)	6,528

COMPREHENSIVE INCOME	$23,487	$16,599	$48,029	$49,029

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2021

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, April 1, 2021	18,628	2,198	$4,884	$143,563	$682,264	$6,998	$837,709

Net income	—	—	—	—	23,922	—	23,922
Net change in accumulated other comprehensive income	—	—	—	—	—	(435)	(435)
Dividends declared on Common Stock:
Class A Shares ($0.308 per share)	—	—	—	—	(5,680)	—	(5,680)
Class B Shares ($0.280 per share)	—	—	—	—	(608)	—	(608)
Stock options exercised, net of shares withheld	12	—	5	(54)	—	—	(49)
Conversion of Class B to Class A Common Shares	32	(32)	—	—	—	—	—
Repurchase of Class A Common Stock	(255)	—	(51)	(1,614)	(9,096)	—	(10,761)
Net change in notes receivable on Class A Common Stock	—	—	—	(44)	—	—	(44)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	95	—	—	95
Designated key employees	—	—	—	167	—	—	167
Employee stock purchase plan - Class A Common Stock	4	—	1	162	—	—	163
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	33	—	—	33
Restricted stock	—	—	2	409	—	—	411
Stock options	—	—	—	167	—	—	167

Balance, June 30, 2021	18,421	2,166	$4,841	$142,884	$690,802	$6,563	$845,090

	Three Months Ended June 30, 2020

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, April 1, 2020	18,687	2,200	$4,890	$141,928	$628,397	$8,831	$784,046

Net income	—	—	—	—	15,804	—	15,804
Net change in accumulated other comprehensive income	—	—	—	—	—	795	795
Dividends declared on Common Stock:
Class A Shares ($0.286 per share)	—	—	—	—	(5,347)	—	(5,347)
Class B Shares ($0.260 per share)	—	—	—	—	(572)	—	(572)
Stock options exercised, net of shares withheld	17	—	7	291	—	—	298
Repurchase of Class A Common Stock	—	—	—	—	—	—	—
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	84	—	—	84
Deferred compensation - Class A Common Stock:
Directors	—	—	—	71	—	—	71
Designated key employees	—	—	—	134	—	—	134
Employee stock purchase plan - Class A Common Stock	4	—	1	135	—	—	136
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	—	—	—	60	—	—	60
Stock options	—	—	—	110	—	—	110

Balance, June 30, 2020	18,708	2,200	$4,898	$142,813	$638,282	$9,626	$795,619

	Six Months Ended June 30, 2021
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2021	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	49,975	—	49,975
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,946)	(1,946)
Dividends declared on Common Stock:
Class A Shares ($0.616 per share)	—	—	—	—	(11,423)	—	(11,423)
Class B Shares ($0.560 per share)	—	—	—	—	(1,224)	—	(1,224)
Stock options exercised, net of shares withheld	28	—	13	(155)	—	—	(142)
Conversion of Class B to Class A Common Shares	33	(33)	—	—	—	—	—
Repurchase of Class A Common Stock	(362)	—	(75)	(2,350)	(12,804)	—	(15,229)
Net change in notes receivable on Class A Common Stock	—	—	—	50	—	—	50
Deferred compensation - Class A Common Stock:
Directors	4	—	—	209	—	—	209
Designated key employees	—	—	—	303	—	—	303
Employee stock purchase plan - Class A Common Stock	7	—	2	316	—	—	318
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	65	—	—	65
Restricted stock	14	—	2	519	—	—	521
Stock options	—	—	—	290	—	—	290

Balance, June 30, 2021	18,421	2,166	$4,841	$142,884	$690,802	$6,563	$845,090

	Six Months Ended June 30, 2020
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2020	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	42,501	—	42,501
Net change in accumulated other comprehensive income	—	—	—	—	—	6,528	6,528
Dividends declared on Common Stock:
Class A Shares ($0.572 per share)	—	—	—	—	(10,705)	—	(10,705)
Class B Shares ($0.520 per share)	—	—	—	—	(1,144)	—	(1,144)
Stock options exercised, net of shares withheld	19	—	8	248	—	—	256
Repurchase of Class A Common Stock	6	(6)	—	—	—	—	—
Conversion of Class B to Class A Common Shares	(86)	—	(20)	(582)	(2,250)	—	(2,852)
Net change in notes receivable on Class A Common Stock	—	—	—	114	—	—	114
Deferred compensation - Class A Common Stock:
Directors	4	—	—	150	—	—	150
Designated key employees	—	—	—	277	—	—	277
Employee stock purchase plan - Class A Common Stock	9	—	2	289	—	—	291
Stock-based awards - Class A Common Stock:
Performance stock units	18	—	—	(200)	—	—	(200)
Restricted stock	1	—	1	247	—	—	248
Stock options	—	—	—	202	—	—	202

Balance, June 30, 2020	18,708	2,200	$4,898	$142,813	$638,282	$9,626	$795,619

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$49,975	$42,501
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	589	732
Net accretion on loans and amortization of core deposit intangible and operating lease components	(10,894)	(2,383)
Unrealized losses on equity securities with readily determinable fair value	482	173
Depreciation of premises and equipment	4,515	5,041
Amortization of mortgage servicing rights	1,735	1,593
Impairment of mortgage servicing rights	(500)	100
Provision for on-balance sheet exposures for continuing operations	828	9,713
Provision for on-balance sheet exposures for discontinued operations	10,111	19,581
Provision for off-balance sheet exposures	(55)	180
Net gain on sale of mortgage loans held for sale	(11,009)	(13,504)
Origination of mortgage loans held for sale	(354,764)	(343,941)
Proceeds from sale of mortgage loans held for sale	380,239	336,641
Net gain on sale of consumer loans held for sale	(4,121)	(3,006)
Origination of consumer loans held for sale	(304,045)	(282,612)
Proceeds from sale of consumer loans held for sale	288,510	284,898
Net gain realized on sale of other real estate owned	(51)	(4)
Writedowns of other real estate owned	105	—
Deferred compensation expense - Class A Common Stock	512	427
Stock-based awards and ESPP expense - Class A Common Stock	923	250
Net gain on sale of bank premises and equipment	(399)	(353)
Increase in cash surrender value of bank owned life insurance	(990)	(784)
Net change in other assets and liabilities:
Accrued interest receivable	2,450	1,765
Accrued interest payable	(131)	(1,685)
Other assets	(1,372)	(4,465)
Other liabilities	(5,036)	(9,486)
Net cash provided by operating activities	47,607	41,372

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(111,664)	(138,894)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	108,201	131,323
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	7,162	6,628
Net change in outstanding warehouse lines of credit	122,641	(312,321)
Net change in other loans from continuing operations	111,754	(356,159)
Net change in loans from discontinued operations	23,719	14,076
Proceeds from redemption of Federal Home Loan Bank stock	5,727	14,202
Purchase of Federal Home Loan Bank stock	—	(9,000)
Proceeds from sales of other real estate owned	611	32
Proceeds from sale of bank premises and equipment	637	894
Purchase of bank owned life insurance	(30,000)	—
Net purchases of premises and equipment	(3,923)	(2,139)
Net cash provided by (used in) investing activities	234,865	(651,358)

FINANCING ACTIVITIES:
Net change in deposits from continuing operations	256,290	1,199,967
Net change in deposits from discontinued operations	28,107	32,110
Net change in securities sold under agreements to repurchase and other short-term borrowings	(68,131)	9,780
Net change in Federal Reserve Payment Protection Plan Lending Facility borrowings	—	169,209
Payments of Federal Home Loan Bank advances	(235,000)	(1,037,500)
Proceeds from Federal Home Loan Bank advances	25,000	425,000
Repurchase of Class A Common Stock	(15,229)	(2,852)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	272	291
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(142)	256
Cash dividends paid	(12,219)	(11,383)
Net cash (used in) provided by financing activities	(21,052)	784,878

NET CHANGE IN CASH AND CASH EQUIVALENTS	261,420	174,892
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,587	385,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$747,007	$560,195

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$3,419	$14,992
Income taxes	13,466	10,008

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$64	$2,109
Transfers from loans held for investment to held for sale	23	23,765
Unfunded commitments in low-income-housing investments	—	10,000
Right-of-use assets recorded	—	2,151
Allowance for credit losses recorded upon adoption of ASC 326	—	7,241

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –JUNE 30, 2021 and 2020 AND DECEMBER 31, 2020 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2020.

As of June 30, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

The Company’s financial condition as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 were impacted by the COVID-19 pandemic and the public’s response to it.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

●	Footnote 4 “Loans and Allowance for Credit Losses”
●	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2021, Republic had 42 full-service banking centers with locations as follows:

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

Mortgage Banking segment — Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single-family, first-lien residential real estate loans that are originated and sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market for loans generated in states within its footprint and generally sells servicing for loans generated in states outside of its footprint. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

Republic Processing Group

Tax Refund Solutions segment — On May 13, 2021, the Bank entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Green Dot to sell substantially all of the assets and operations of the Bank’s Tax Refund Solutions business (the “Sale Transaction”).

As a result of the Purchase Agreement, the results of operations for the Company and its TRS segment are presented within this filing to reflect continuing versus discontinued operations. TRS’s continuing operations include its immaterial RPS division and certain overhead costs previously allocated to TRS that will remain with the Bank. Discontinued operations are those sold to Green Dot.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

Republic Payment Solutions division — RPS is currently managed and operated within the TRS segment’s continuing operations. The RPS division offers general-purpose reloadable prepaid cards as an issuing bank through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment’s continuing operations. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

o	In January 2021, RCS began originating balances through its LOC II. One of RCS’s existing third-party service providers, subject to the Bank’s oversight and supervision, provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the

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

●	RCS installment loan product – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party service provider for the installment loans. This third-party service provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the six months ended June 30, 2021:

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

Accounting Standards Update

There following ASU was issued prior to June 30, 2021 and is not yet effective for the Company’s financial statements.

			Date Adoption	Adoption	Expected
ASU. No.	Topic	Nature of Update	Required	Method	Financial Impact
2021-04

Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) How an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) How an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) How an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange.

			January 1, 2022	Prospectively	Immaterial

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
June 30, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$234,990	$961	$(631)	$—	$235,320
Private label mortgage-backed security	1,525	1,299	—	—	2,824
Mortgage-backed securities - residential	226,336	6,250	(24)	—	232,562
Collateralized mortgage obligations	38,893	751	(7)	—	39,637
Corporate bonds	10,000	109	—	—	10,109
Trust preferred security	3,657	43	—	—	3,700
Total available-for-sale debt securities	$515,401	$9,413	$(662)	$—	$524,152

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$245,204	$1,730	$(25)	$—	$246,909
Private label mortgage-backed security	1,707	1,250	—	—	2,957
Mortgage-backed securities - residential	203,786	7,419	(3)	—	211,202
Collateralized mortgage obligations	48,190	772	(10)	—	48,952
Corporate bonds	10,000	43	—	—	10,043
Trust preferred security	3,631	169	—	—	3,800
Total available-for-sale debt securities	$512,518	$11,383	$(38)	$—	$523,863

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
June 30, 2021 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$86	$5	$—	$91	$—
Collateralized mortgage obligations	10,912	182	—	11,094	—
Corporate bonds	34,976	445	—	35,421	(56)
Obligations of state and political subdivisions	356	6	—	362	—
Total held-to-maturity debt securities	$46,330	$638	$—	$46,968	$(56)

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2020 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$99	$5	$—	$104	$—
Collateralized mortgage obligations	13,061	176	—	13,237	—
Corporate bonds	39,986	499	—	40,485	(178)
Obligations of state and political subdivisions	356	8	—	364	—
Total held-to-maturity debt securities	$53,502	$688	$—	$54,190	$(178)

Sales of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2021 and 2020, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2021 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
June 30, 2021 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$14,980	$15,037	$110	$111
Due from one year to five years	210,010	210,372	35,222	35,672
Due from five years to ten years	20,000	20,020	—	—
Due beyond ten years	3,657	3,700	—	—
Private label mortgage-backed security	1,525	2,824	—	—
Mortgage-backed securities - residential	226,336	232,562	86	91
Collateralized mortgage obligations	38,893	39,637	10,912	11,094
Total debt securities	$515,401	$524,152	$46,330	$46,968

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of June 30, 2021 and December 31, 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$139,184	$(631)	$—	$—	$139,184	$(631)
Mortgage-backed securities - residential	20,727	(24)	—	—	20,727	(24)
Collateralized mortgage obligations	2,178	(7)	—	—	2,178	(7)
Total available-for-sale debt securities	$162,089	$(662)	$—	$—	$162,089	$(662)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$59,971	$(25)	$—	$—	$59,971	$(25)
Mortgage-backed securities - residential	1,068	(3)	—	—	1,068	(3)
Collateralized mortgage obligations	2,788	(10)	—	—	2,788	(10)
Total available-for-sale debt securities	$63,827	$(38)	$—	$—	$63,827	$(38)

As of June 30, 2021, the Bank’s security portfolio consisted of 173 securities, 25 of which were in an unrealized loss position.

As of December 31, 2020, the Bank’s security portfolio consisted of 173 securities, 19 of which were in an unrealized loss position.

As of June 30, 2021 and December 31, 2020, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of June 30, 2021, with the exception of the $2.8 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of June 30, 2021 and December 31, 2020, there were gross unrealized losses of $31,000 and $13,000 related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate TRUP at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.8 million as of June 30, 2021. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for the three and six months ended June 30, 2021 and 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended June 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$126	$—	$—	$—	$126
Held-to-Maturity Securities:
Corporate Bonds	103	(47)	—	—	56	171	(24)	—	—	147

Total	$103	$(47)	$—	$—	$56	$297	$(24)	$—	$—	$273

The Company decreased the ACLS on its HTM corporate bonds during the three months ended June 30, 2021 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

	ACLS Rollforward
	Six Months Ended June 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$126	$—	$—	$126
Held-to-Maturity Securities:
Corporate Bonds	178	(122)	—	—	56	—	51	96	—	—	147

Total	$178	$(122)	$—	$—	$56	$—	$51	$222	$—	$—	$273

The Company decreased the ACLS on its HTM corporate bonds during the six months ended June 30, 2021 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

There were no HTM debt securities on nonaccrual or past due over 89 days as of June 30, 2021 and December 31, 2020. All of the Company’s HTM corporate bonds were rated investment grade as of June 30, 2021 and December 31, 2020.

There were no HTM debt securities considered collateral dependent as of June 30, 2021 and December 31, 2020.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $1 million and $1 million as of June 30, 2021 and December 31, 2020. Accrued interest receivable on HTM debt securities totaled $93,000 and $110,000 as of June 30, 2021 and December 31, 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2021	December 31, 2020

Carrying amount	$290,473	$303,535
Fair value	290,556	303,611

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$116	$—	$116
Community Reinvestment Act mutual fund	2,500	—	(15)	2,485
Total equity securities with readily determinable fair values	$2,500	$116	$(15)	$2,601

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,500	23	—	2,523
Total equity securities with readily determinable fair values	$2,500	$583	$—	$3,083

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(223)	$(223)	$—	$191	$191
Community Reinvestment Act mutual fund	—	2	2	—	16	16
Total equity securities with readily determinable fair value	$—	$(221)	$(221)	$—	$207	$207

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(444)	$(444)	$—	$(229)	$(229)
Community Reinvestment Act mutual fund	—	(38)	(38)	—	56	56
Total equity securities with readily determinable fair value	$—	$(482)	$(482)	$—	$(173)	$(173)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$3,970	$3,431	$3,298	$598
Origination of consumer loans held for sale	49,607	555	68,697	47,741
Proceeds from the sale of consumer loans held for sale	(41,974)	(3,963)	(60,904)	(49,691)
Net gain on sale of consumer loans held for sale	1,417	141	1,929	1,516
Balance, end of period	$13,020	$164	$13,020	$164

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% to 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$11,701	$12,089	$1,478	$11,646
Origination of consumer loans held for sale	137,164	86,936	235,348	234,871
Proceeds from the sale of consumer loans held for sale	(138,852)	(86,796)	(227,606)	(235,207)
Net gain on sale of consumer loans held for sale	1,399	571	2,192	1,490
Balance, end of period	$11,412	$12,800	$11,412	$12,800

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2021	December 31, 2020

Traditional Banking:
Residential real estate:
Owner occupied	$852,947	$879,800
Nonowner occupied	289,290	264,780
Commercial real estate	1,389,003	1,349,085
Construction & land development	95,180	98,674
Commercial & industrial	330,302	325,596
Paycheck Protection Program	250,933	392,319
Lease financing receivables	9,249	10,130
Aircraft	121,112	101,375
Home equity	217,621	240,640
Consumer:
Credit cards	14,754	14,196
Overdrafts	717	587
Automobile loans	21,190	30,300
Other consumer	6,796	8,167
Total Traditional Banking	3,599,094	3,715,649
Warehouse lines of credit*	840,155	962,796
Total Core Banking	4,439,249	4,678,445

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	114,949	110,893
Total Republic Processing Group	114,949	110,893

Total loans**	4,554,198	4,789,338
Allowance for credit losses	(60,291)	(61,067)

Total loans, net	$4,493,907	$4,728,271

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	June 30, 2021	December 31, 2020

Contractually receivable	$4,563,887	$4,797,297
Unearned income	(605)	(708)
Unamortized premiums	157	216
Unaccreted discounts	(751)	(988)
PPP net unamortized deferred origination fees and costs	(9,092)	(8,564)
Other net unamortized deferred origination fees and costs	602	2,085
Carrying value of loans	$4,554,198	$4,789,338

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of June 30, 2021, net PPP loans of $251 million remained on the Bank’s balance sheet, including $53 million in loan balances originated during 2020, $207 million in loan balances originated during 2021, and $9 million of unaccreted PPP lender fees reported as a credit offset to these originated balances. Unaccreted PPP lender fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks. As of June 30, 2021, the Bank had no outstanding borrowings from the FRB under the PPPLF.

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of June 30, 2021 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of June 30, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$158,794	$247,851	$106,615	$64,317	$250,163	$—	$—	$827,740
Special Mention	—	—	356	38	9,191	—	—	9,585
Substandard	259	375	1,467	738	12,783	—	—	15,622
Doubtful	—	—	—	—	—	—	—	—
Total	$159,053	$248,226	$108,438	$65,093	$272,137	$—	$—	$852,947

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$53,047	$74,453	$54,409	$35,378	$68,253	$—	$3,607	$289,147
Special Mention	—	—	—	—	41	—	—	41
Substandard	—	—	—	—	102	—	—	102
Doubtful	—	—	—	—	—	—	—	—
Total	$53,047	$74,453	$54,409	$35,378	$68,396	$—	$3,607	$289,290

Commercial real estate:
Risk Rating
Pass or not rated	$253,854	$281,420	$192,636	$117,084	$383,009	$—	$74,195	$1,302,198
Special Mention	12,243	2,423	30,212	11,659	21,185	—	—	77,722
Substandard	—	2,591	274	—	3,983	—	2,235	9,083
Doubtful	—	—	—	—	—	—	—	—
Total	$266,097	$286,434	$223,122	$128,743	$408,177	$—	$76,430	$1,389,003

Construction and land development:
Risk Rating
Pass or not rated	$38,559	$42,695	$7,282	$2,837	$1,126	$—	$—	$92,499
Special Mention	—	310	2,371	—	—	—	—	2,681
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$38,559	$43,005	$9,653	$2,837	$1,126	$—	$—	$95,180

Commercial and industrial:
Risk Rating
Pass or not rated	$85,744	$64,779	$73,627	$24,849	$55,200	$—	$2,233	$306,432
Special Mention	15,819	4,985	800	52	2,177	—	—	23,833
Substandard	—	37	—	—	—	—	—	37
Doubtful	—	—	—	—	—	—	—	—
Total	$101,563	$69,801	$74,427	$24,901	$57,377	$—	$2,233	$330,302

Paycheck Protection Program:
Risk Rating
Pass or not rated	$198,598	$52,335	$—	$—	$—	$—	$—	$250,933
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$198,598	$52,335	$—	$—	$—	$—	$—	$250,933

Lease financing receivables:
Risk Rating
Pass or not rated	$1,210	$858	$2,828	$1,878	$2,475	$—	$—	$9,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,210	$858	$2,828	$1,878	$2,475	$—	$—	$9,249

Aircraft:
Risk Rating
Pass or not rated	$33,028	$48,802	$26,463	$10,977	$1,842	$—	$—	$121,112
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$33,028	$48,802	$26,463	$10,977	$1,842	$—	$—	$121,112

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$215,580	$—	$215,580
Special Mention	—	—	—	—	—	126	—	126
Substandard	—	—	—	—	—	1,915	—	1,915
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$217,621	$—	$217,621

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of June 30, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$612	$996	$11,259	$6,273	$10,027	$13,870	$—	$43,037
Special Mention	—	—	—	—	2	—	—	2
Substandard	—	—	27	52	339	—	—	418
Doubtful	—	—	—	—	—	—	—	—
Total	$612	$996	$11,286	$6,325	$10,368	$13,870	$—	$43,457

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$840,155	$—	$840,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$840,155	$—	$840,155

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$21,973	$13,817	$3,446	$1,401	$17,648	$55,627	$—	$113,912
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,037	—	1,037
Doubtful	—	—	—	—	—	—	—	—
Total	$21,973	$13,817	$3,446	$1,401	$17,648	$56,664	$—	$114,949

Grand Total:
Risk Rating
Pass or not rated	$845,419	$828,006	$478,565	$264,994	$789,743	$1,125,232	$80,035	$4,411,994
Special Mention	28,062	7,718	33,739	11,749	32,596	126	—	113,990
Substandard	259	3,003	1,768	790	17,207	2,952	2,235	28,214
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$873,740	$838,727	$514,072	$277,533	$839,546	$1,128,310	$82,270	$4,554,198

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$268,313	$132,018	$82,754	$67,430	$301,366	$—	$—	$851,881
Special Mention	—	364	42	1,610	8,730	—	—	10,746
Substandard	394	1,423	1,331	614	13,411	—	—	17,173
Doubtful	—	—	—	—	—	—	—	—
Total	$268,707	$133,805	$84,127	$69,654	$323,507	$—	$—	$879,800

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$73,291	$63,102	$43,610	$45,759	$38,316	$—	$621	$264,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	81	—	—	81
Doubtful	—	—	—	—	—	—	—	—
Total	$73,291	$63,102	$43,610	$45,759	$38,397	$—	$621	$264,780

Commercial real estate:
Risk Rating
Pass or not rated	$315,550	$258,251	$166,542	$171,207	$315,336	$—	$55,949	$1,282,835
Special Mention	3,397	30,969	236	11,355	9,659	—	—	55,616
Substandard	2,596	349	—	987	3,899	—	2,803	10,634
Doubtful	—	—	—	—	—	—	—	—
Total	$321,543	$289,569	$166,778	$183,549	$328,894	$—	$58,752	$1,349,085

Construction and land development:
Risk Rating
Pass or not rated	$53,972	$31,756	$7,840	$701	$1,964	$—	$—	$96,233
Special Mention	—	2,397	—	—	—	—	—	2,397
Substandard	—	44	—	—	—	—	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$53,972	$34,197	$7,840	$701	$1,964	$—	$—	$98,674

Commercial and industrial:
Risk Rating
Pass or not rated	$105,985	$84,575	$33,391	$32,303	$46,697	$—	$1,040	$303,991
Special Mention	18,195	800	—	—	2,215	—	—	21,210
Substandard	383	12	—	—	—	—	—	395
Doubtful	—	—	—	—	—	—	—	—
Total	$124,563	$85,387	$33,391	$32,303	$48,912	$—	$1,040	$325,596

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$392,319	$—	$—	$—	$—	$—	$—	$392,319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$392,319	$—	$—	$—	$—	$—	$—	$392,319

Lease financing receivables:
Risk Rating
Pass or not rated	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130

Aircraft:
Risk Rating
Pass or not rated	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$237,633	$—	$237,633
Special Mention	—	—	—	—	—	127	—	127
Substandard	—	—	—	—	—	2,880	—	2,880
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$240,640	$—	$240,640
Consumer:
Risk Rating
Pass or not rated	$425	$13,636	$8,563	$7,125	$8,648	$14,321	$—	$52,718
Special Mention	—	—	—	—	5	—	—	5
Substandard	—	32	49	229	212	5	—	527
Doubtful	—	—	—	—	—	—	—	—
Total	$425	$13,668	$8,612	$7,354	$8,865	$14,326	$—	$53,250

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$962,796	$—	$962,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$962,796	$—	$962,796

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$27,683	$5,704	$2,485	$1,232	$19,095	$54,348	$—	$110,547
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	346	—	346
Doubtful	—	—	—	—	—	—	—	—
Total	$27,683	$5,704	$2,485	$1,232	$19,095	$54,694	$—	$110,893

Grand Total:
Risk Rating
Pass or not rated	$1,294,478	$623,234	$360,803	$329,823	$732,111	$1,269,098	$57,610	$4,667,157
Special Mention	21,592	34,530	278	12,965	20,609	127	—	90,101
Substandard	3,373	1,860	1,380	1,830	17,603	3,231	2,803	32,080
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,319,443	$659,624	$362,461	$344,618	$770,323	$1,272,456	$60,413	$4,789,338

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended June 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,489	$(530)	$—	$18	$8,977	$9,387	$(127)	$—	$43	$9,303
Nonowner occupied	2,532	18	—	1	2,551	2,165	107	—	2	2,274
Commercial real estate	23,801	(506)	—	12	23,307	13,381	3,187	(270)	2	16,300
Construction & land development	3,593	(294)	—	—	3,299	4,536	404	—	—	4,940
Commercial & industrial	2,718	1,395	—	4	4,117	2,541	15	(192)	41	2,405
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	104	(7)	—	—	97	133	(8)	—	—	125
Aircraft	265	38	—	—	303	200	8	—	—	208
Home equity	4,615	(344)	—	34	4,305	5,290	(178)	—	12	5,124
Consumer:
Credit cards	930	42	(33)	10	949	978	16	(71)	5	928
Overdrafts	473	281	(111)	74	717	758	(189)	(159)	78	488
Automobile loans	334	(66)	—	5	273	546	(74)	—	1	473
Other consumer	533	(57)	(17)	8	467	639	(57)	(8)	35	609
Total Traditional Banking	49,387	(30)	(161)	166	49,362	40,554	3,104	(700)	219	43,177
Warehouse lines of credit	2,165	(65)	—	—	2,100	2,126	449	—	—	2,575
Total Core Banking	51,552	(95)	(161)	166	51,462	42,680	3,553	(700)	219	45,752

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	16,019	(5,793)	(10,256)	30	—	15,270	4,305	(19,575)	—	—
Other TRS loans	10	20	(30)	—	—	95	143	(28)	1	211
Republic Credit Solutions	7,755	1,592	(597)	79	8,829	12,386	(1,443)	(2,008)	199	9,134
Total Republic Processing Group	23,784	(4,181)	(10,883)	109	8,829	27,751	3,005	(21,611)	200	9,345

Total	$75,336	$(4,276)	$(11,044)	$275	$60,291	$70,431	$6,558	$(22,311)	$419	$55,097

	ACLL Rollforward
	Six Months Ended June 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,715	$(783)	$—	$45	$8,977	$4,729	$4,199	$320	$(27)	$82	$9,303
Nonowner occupied	2,466	84	—	1	2,551	1,737	148	385	—	4	2,274
Commercial real estate	23,606	49	(428)	80	23,307	10,486	273	5,338	(270)	473	16,300
Construction & land development	3,274	25	—	—	3,299	2,152	1,447	1,341	—	—	4,940
Commercial & industrial	2,797	1,309	—	11	4,117	2,882	(1,318)	989	(192)	44	2,405
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	106	(9)	—	—	97	147	—	(22)	—	—	125
Aircraft	253	50	—	—	303	176	—	32	—	—	208
Home equity	4,990	(726)	—	41	4,305	2,721	1,652	664	—	87	5,124
Consumer:
Credit cards	929	86	(90)	24	949	1,020	33	38	(177)	14	928
Overdrafts	587	208	(249)	171	717	1,169	—	(311)	(503)	133	488
Automobile loans	399	(144)	—	18	273	612	(7)	(153)	(8)	29	473
Other consumer	577	(109)	(31)	30	467	374	307	(174)	(45)	147	609
Total Traditional Banking	49,699	40	(798)	421	49,362	28,205	6,734	8,447	(1,222)	1,013	43,177
Warehouse lines of credit	2,407	(307)	—	—	2,100	1,794	—	781	—	—	2,575
Total Core Banking	52,106	(267)	(798)	421	51,462	29,999	6,734	9,228	(1,222)	1,013	45,752

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	10,226	(10,256)	30	—	—	—	19,533	(19,575)	42	—
Other TRS loans	158	(115)	(51)	8	—	234	—	48	(72)	1	211
Republic Credit Solutions	8,803	1,217	(1,362)	171	8,829	13,118	—	263	(4,717)	470	9,134
Total Republic Processing Group	8,961	11,328	(11,669)	209	8,829	13,352	—	19,844	(24,364)	513	9,345

Total	$61,067	$11,061	$(12,467)	$630	$60,291	$43,351	$6,734	$29,072	$(25,586)	$1,526	$55,097

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of June 30, 2021 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2020, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	June 30, 2021	December 31, 2020

Loans on nonaccrual status*	$21,621	$23,548
Loans past due 90-days-or-more and still on accrual**	723	47
Total nonperforming loans	22,344	23,595
Other real estate owned	1,898	2,499
Total nonperforming assets	$24,242	$26,094

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.49%	0.49%
Nonperforming assets to total loans (including OREO)	0.53	0.54
Nonperforming assets to total assets	0.39	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.49%	0.50%
Nonperforming assets to total loans (including OREO)	0.53	0.56
Nonperforming assets to total assets	0.42	0.45
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

Traditional Banking:
Residential real estate:
Owner occupied	$13,181	$14,328	$—	$—
Nonowner occupied	102	81	—	—
Commercial real estate	6,548	6,762	—	—
Construction & land development	—	—	—	—
Commercial & industrial	50	55	—	—
Paycheck Protection Program	—		—	—
Lease financing receivables	—	—	—	—
Aircraft	—		—	—
Home equity	1,626	2,141	—	—
Consumer:
Credit cards	—	—	—	5
Overdrafts	—	—	—	—
Automobile loans	108	170	—	—
Other consumer	6	11	—	—
Total Traditional Banking	21,621	23,548	—	5
Warehouse lines of credit	—	—	—	—
Total Core Banking	21,621	23,548	—	5

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	723	42
Total Republic Processing Group	—	—	723	42

Total	$21,621	$23,548	$723	$47

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Six Months Ended
	As of June 30, 2021			June 30, 2021	June 30, 2021

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,008	$11,173	$13,181	$166	$414
Nonowner occupied	34	68	102	2	3
Commercial real estate	536	6,012	6,548	36	51
Construction & land development	—	—	—	—	—
Commercial & industrial	—	50	50	—	1
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	63	1,563	1,626	26	66
Consumer	27	87	114	2	4
Total	$2,668	$18,953	$21,621	$232	$539

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Six Months Ended
	As of December 31, 2020			June 30, 2020	June 30, 2020

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,995	$12,333	$14,328	$169	$380
Nonowner occupied	8	73	81	2	4
Commercial real estate	576	6,186	6,762	13	686
Construction & land development	—	—	—	—	—
Commercial & industrial	—	55	55	3	9
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	91	2,050	2,141	14	14
Consumer	69	112	181	2	2
	$2,739	$20,809	$23,548	$203	$1,095

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,323	$425	$860	$2,608	$850,339	$852,947
Nonowner occupied	—	—	—	—	289,290	289,290
Commercial real estate	1,644	127	5,045	6,816	1,382,187	1,389,003
Construction & land development	—	—	—	—	95,180	95,180
Commercial & industrial	—	12	—	12	330,290	330,302
Paycheck Protection Program	—	—	—	—	250,933	250,933
Lease financing receivables	—	—	—	—	9,249	9,249
Aircraft	—	—	—	—	121,112	121,112
Home equity	37	—	212	249	217,372	217,621
Consumer:
Credit cards	47	17	—	64	14,690	14,754
Overdrafts	143	1	1	145	572	717
Automobile loans	—	—	11	11	21,179	21,190
Other consumer	1	3	—	4	6,792	6,796
Total Traditional Banking	3,195	585	6,129	9,909	3,589,185	3,599,094
Warehouse lines of credit	—	—	—	—	840,155	840,155
Total Core Banking	3,195	585	6,129	9,909	4,429,340	4,439,249

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—
Republic Credit Solutions	6,068	2,018	723	8,809	106,140	114,949
Total Republic Processing Group	6,068	2,018	723	8,809	106,140	114,949

Total	$9,263	$2,603	$6,852	$18,718	$4,535,480	$4,554,198
Delinquency ratio***	0.20%	0.06%	0.15%	0.41%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,038	$668	$1,554	$3,260	$876,540	$879,800
Nonowner occupied	—	—	—	—	264,780	264,780
Commercial real estate	—	348	5,109	5,457	1,343,628	1,349,085
Construction & land development	—	—	—	—	98,674	98,674
Commercial & industrial	—	—	12	12	325,584	325,596
Paycheck Protection Program	—	—	—		392,319	392,319
Lease financing receivables	—	—	—	—	10,130	10,130
Aircraft	—	—	—	—	101,375	101,375
Home equity	93	14	595	702	239,938	240,640
Consumer:
Credit cards	33	35	5	73	14,123	14,196
Overdrafts	140	5	2	147	440	587
Automobile loans	42	—	14	56	30,244	30,300
Other consumer	6	—	—	6	8,161	8,167
Total Traditional Banking	1,352	1,070	7,291	9,713	3,705,936	3,715,649
Warehouse lines of credit	—	—	—	—	962,796	962,796
Total Core Banking	1,352	1,070	7,291	9,713	4,668,732	4,678,445

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—
Republic Credit Solutions	6,572	3,620	42	10,234	100,659	110,893
Total Republic Processing Group	6,572	3,620	42	10,234	100,659	110,893

Total	$7,924	$4,690	$7,333	$19,947	$4,769,391	$4,789,338
Delinquency ratio***	0.17%	0.10%	0.15%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2021		December 31, 2020
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(dollars in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$13,711	$—	$17,212	$—
Nonowner occupied	102	—	81	—
Commercial real estate	9,084	—	10,205	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	12
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,915	—	2,899	—
Consumer	—	162	—	237
Total Traditional Banking	$24,812	$162	$30,397	$249

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of June 30, 2021 and December 31, 2020, $7 million and $7 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	65	$4,517	105	$9,339	170	$13,856
Commercial real estate	1	2,464	3	1,407	4	3,871
Commercial & industrial	1	—	1	1	2	1
Consumer	2	13	2,443	572	2,445	585
Total troubled debt restructurings	69	$6,994	2,552	$11,319	2,621	$18,313

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	61	$4,189	123	$11,041	184	$15,230
Commercial real estate	2	2,509	5	2,395	7	4,904
Construction & land development	—	—	1	44	1	44
Commercial & industrial	—	—	1	1	1	1
Consumer	1	14	2,194	585	2,195	599
Total troubled debt restructurings	64	$6,712	2,324	$14,066	2,388	$20,778

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of June 30, 2021 and December 31, 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$774	—	$—	1	$774
Rate reduction	91	8,391	6	396	97	8,787
Principal deferral	8	819	1	1	9	820
Legal modification	56	3,085	7	390	63	3,475
Total residential TDRs	156	13,069	14	787	170	13,856

Commercial related and construction/land development loans:
Rate reduction	1	947	—	—	1	947
Principal deferral	3	334	2	2,591	5	2,925
Legal modification	—	—	—	—	—	—
Total commercial TDRs	4	1,281	2	2,591	6	3,872

Consumer loans:
Principal deferral	2,441	563	—	—	2,441	563
Legal modification	4	22	—	—	4	22
Total consumer TDRs	2,445	585	—	—	2,445	585

Total troubled debt restructurings	2,605	$14,935	16	$3,378	2,621	$18,313

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$826	—	$—	1	$826
Rate reduction	101	9,526	6	370	107	9,896
Principal deferral	9	858	2	166	11	1,024
Legal modification	58	3,068	7	416	65	3,484
Total residential TDRs	169	14,278	15	952	184	15,230

Commercial related and construction/land development loans:
Interest only payments	1	488	—	—	1	488
Rate reduction	2	1,046	1	45	3	1,091
Principal deferral	4	906	1	2,464	5	3,370
Total commercial TDRs	7	2,440	2	2,509	9	4,949

Consumer loans:
Principal deferral	2,193	578	—	—	2,193	578
Legal modification	2	21	—	—	2	21
Total consumer TDRs	2,195	599	—	—	2,195	599

Total troubled debt restructurings	2,371	$17,317	17	$3,461	2,388	$20,778

As of June 30, 2021 and December 31, 2020, 82% and 83% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $1 million and $1 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of June 30, 2021 and December 31, 2020. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of June 30, 2021 or December 31, 2020.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2021 and 2020 that were modified during the three months ended June 30, 2021 and 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$16	—	$—	1	$16
Legal modification	3	226	1	50	4	276
Total residential TDRs	4	242	1	50	5	292

Consumer loans:
Principal deferral	286	38	—	—	286	38
Legal modification	1	—	—	—	1	—
Total consumer TDRs	287	38	—	—	287	38

Total troubled debt restructurings	291	$280	1	$50	292	$330

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	5	$161	1	$109	6	$270
Total residential TDRs	5	161	1	109	6	270

Commercial related and construction/land development loans:
Legal modification	—	—	1	118	1	$118
Total commercial TDRs	—	—	1	118	1	118

Consumer loans:
Principal deferral	884	141	—	—	884	$141
Total consumer TDRs	884	141	—	—	884	141

Total troubled debt restructurings	889	$302	2	$227	891	$529

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2021 and 2020, 85% and 57% of the Bank’s TDR balances that occurred during the second quarters of 2021 and 2020 were performing according to their modified terms. The Bank provided approximately $18,000 and $0 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the second quarters of 2021 and 2020.

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2021 and 2020.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2021 and 2020 that were modified during the six months ended June 30, 2021 and 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$161	—	$—	1	$161
Legal modification	5	279	3	255	8	534
Total residential TDRs	6	440	3	255	9	695

Consumer loans:
Principal deferral	589	69	—	—	589	69
Legal modification	2	3	—	—	2	3
Total consumer TDRs	591	72	—	—	591	72

Total troubled debt restructurings	597	$512	3	$255	600	$767

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	8	$283	2	$113	10	$396
Total residential TDRs	8	283	2	113	10	396

Commercial related and construction/land development loans:
Principal deferral	1	21	—	—	1	21
Legal modification	—	—	1	118	1	118
Total commercial TDRs	1	21	1	118	2	139

Consumer loans:
Principal deferral	884	141	—	—	884	141
Legal modification	1	9	—	—	1	9
Total consumer TDRs	885	150	—	—	885	150

Total troubled debt restructurings	894	$454	3	$231	897	$685

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2021 and 2020, 67% and 66% of the Bank’s TDR balances that occurred during the first six months of 2021 and 2020 were performing according to their modified terms. The Bank provided approximately $35,000 and $28,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first six months of 2021 and 2020.

There was no significant change between the pre and post modification loan balances for the six months ending June 30, 2021 and 2020.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of June 30, 2021 and 2020 and for which there was a payment default during the three and/or six months ended June 30, 2021 and 2020.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$121	1	$109	6	$293	3	$218
Commercial real estate	1	127	—	—	1	127	—	—
Commercial & industrial	—	—	1	118	—	—	1	118
Home equity	—	—	—	—	—	—	1	13
Consumer	—	—	—	—	—	—	1	9

Total	3	$248	2	$227	7	$420	6	$358

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

As of June 30, 2021, $25 million, or 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodation.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2021	December 31, 2020

Residential real estate	$—	$496
Commercial real estate	1,898	2,003

Total other real estate owned	$1,898	$2,499

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	June 30, 2021	December 31, 2020

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$433	$981

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

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

Information regarding EAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020

Easy Advances originated	$—	$—	$250,045	$387,762
Net (credit) charge to the Provision for Easy Advances	(5,793)	4,305	10,226	19,533
Provision to total Easy Advances originated	NA	NA	4.09%	5.04%
Easy Advances net charge-offs	$10,226	$19,575	$10,226	$19,533
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	4.09%	5.04%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	June 30, 2021	December 31, 2020

Core Bank:
Demand	$1,231,449	$1,217,263
Money market accounts	810,307	712,824
Savings	281,164	236,335
Individual retirement accounts (1)	46,694	47,889
Time deposits, $250 and over (1)	78,702	83,448
Other certificates of deposit (1)	171,995	199,214
Reciprocal money market and time deposits (1)	301,384	314,109
Brokered deposits (1)	30,000	25,010
Total Core Bank interest-bearing deposits	2,951,695	2,836,092
Total Core Bank noninterest-bearing deposits	1,622,279	1,503,662
Total Core Bank deposits	4,573,974	4,339,754

Republic Processing Group:
Money market accounts	3,450	6,673
Total RPG interest-bearing deposits	3,450	6,673

Brokered prepaid card deposits	334,967	257,856
Other noninterest-bearing deposits	58,203	110,021
Total RPG noninterest-bearing deposits	393,170	367,877
Total RPG deposits	396,620	374,550

Deposits of discontinued operations (2)	46,984	18,877

Total deposits	$5,017,578	$4,733,181
(1)	Includes time deposit
(2)	See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

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

As of June 30, 2021 and December 31, 2020, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	June 30, 2021	December 31, 2020

Outstanding balance at end of period	$142,895	$211,026
Weighted average interest rate at end of period	0.02%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$44,741	$60,059
Mortgage backed securities - residential	144,380	140,554
Collateralized mortgage obligations	27,073	29,656
Total securities pledged	$216,194	$230,269

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020

Average outstanding balance during the period	$169,888	$176,541	$181,216	$192,755
Average interest rate during the period	0.02%	0.04%	0.02%	0.14%
Maximum outstanding at any month end during the period	$174,928	$177,397	$200,704	$177,397

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of June 30, 2021, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 36 of its offices, with 14 such operating leases contracted with a related party of the Company. As of June 30, 2021, payments on 24 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company executed no new operating leases during 2021. The Company renewed a related-party lease on one of its Louisville, Kentucky banking centers during the fourth quarter of 2020 that commenced in January 2021 with a right-of-use asset value of $392,000. During the second quarter of 2021, the Company extended one third-party lease for an additional five years, with the extended term beginning during the third quarter of 2021 and valued at approximately $263,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Operating lease expense:
Related Party:
Variable lease expense	$1,218	$1,183	$2,438	$2,371
Fixed lease expense	34	23	68	47
Third Party:
Variable lease expense	197	180	393	361
Fixed lease expense	342	368	684	738
Short-term lease expense	—	—	—	4
Total operating lease expense	$1,791	$1,754	$3,583	$3,521

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,799	$1,793	$3,597	$3,630
Short-term lease payments not included in the measurement of lease liabilities	—	—	—	4

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020

Weighted average remaining term in years	7.96	8.37
Weighted average discount rate	3.08%	3.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of June 30, 2021:

Year (in thousands)	Related Party	Third Party	Total

2021	$2,319	$1,258	$3,577
2022	4,639	2,472	7,111
2023	4,639	2,049	6,688
2024	4,512	1,517	6,029
2025	4,344	979	5,323
Thereafter	15,800	2,729	18,529
Total undiscounted cash flows	$36,253	$11,004	$47,257
Discount applied to cash flows	(4,296)	(1,340)	(5,636)
Total discounted cash flows reported as operating lease liabilities	$31,957	$9,664	$41,621

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	June 30, 2021	December 31, 2020

Overnight advances	$25,000	$225,000
Fixed interest rate advances	—	10,000
Total FHLB advances	$25,000	$235,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of June 30, 2021 and December 31, 2020, Republic had available borrowing capacity of $909 million and $683 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of June 30, 2021 and December 31, 2020.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

Weighted
Average
Year (dollars in thousands)	Principal	Rate

2021 (Overnight)	$25,000	0.15%
2021 (Term)	—	—
2022	—	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total	$25,000	0.15%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020

Average outstanding balance during the period	$25,000	$42,198	$32,597	$43,681
Average interest rate during the period	0.16%	0.22%	0.16%	0.92%
Maximum outstanding at any month end during the period	$25,000	$165,000	$25,000	$250,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2021	December 31, 2020

First lien, single family residential real estate	$1,048,175	$1,048,236
Home equity lines of credit	191,837	208,944

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

While vaccines for the virus began rolling out during 2021, the future potential financial impact of the COVID-19 pandemic is still unknown at this time. This pandemic and the public’s response to it could cause the Company to experience a material adverse impact on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, MSRs, deferred tax assets, or counterparty risk derivatives.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2021	December 31, 2020

Unused warehouse lines of credit	$608,645	$456,004
Unused home equity lines of credit	353,465	353,322
Unused loan commitments - other	759,982	775,128
Standby letters of credit	13,937	10,949
FHLB letter of credit	643	643
Total commitments	$1,736,672	$1,596,046

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

The following tables present a rollforward of the ACLC for the three and six months ended June 30, 2021 and 2020:

	ACLC Rollforward
	Three Months Ended
	2021					2020
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$116	$24	$—	$—	$140	$55	$3	$—	$—	$58
Unused home equity lines of credit	194	19	—	—	213	112	12	—	—	124
Unused loan commitments - other	705	(124)	—	—	581	391	63	—	—	454

Total	$1,015	$(81)	$—	$—	$934	$558	$78	$—	$—	$636

The Company decreased its ACLC during the three months ended June 30, 2021 based on a decrease in the expected loss rate and the expected usage rate for its unused commitments.

	ACLC Rollforward
	Six Months Ended
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$61	$—	$—	$140	$—	$55	$3	$—	$—	$58
Unused home equity lines of credit	173	40	—	—	213	—	89	35	—	—	124
Unused loan commitments - other	737	(156)	—	—	581	—	312	142	—	—	454

Total	$989	$(55)	$—	$—	$934	$—	$456	$180	$—	$—	$636

The Company decreased its ACLC during the six months ended June 30, 2021 based on a decrease in the expected loss rate and the expected usage rate for its unused commitments.

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of June 30, 2021. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of June 30, 2021 is presented net of any applicable ACL.

	Fair Value Measurements at
	June 30, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$235,320	$—	$235,320
Private label mortgage-backed security	—	—	2,824	2,824
Mortgage-backed securities - residential	—	232,562	—	232,562
Collateralized mortgage obligations	—	39,637	—	39,637
Corporate bonds	—	10,109	—	10,109
Trust preferred security	—	—	3,700	3,700
Total available-for-sale debt securities	$—	$517,628	$6,524	$524,152

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$116	$—	$116
Community Reinvestment Act mutual fund	2,485	—	—	2,485
Total equity securities with readily determinable fair value	$2,485	$116	$—	$2,601

Mortgage loans held for sale	$—	$32,401	$—	$32,401
Consumer loans held for sale	—	—	13,020	13,020
Consumer loans held for investment	—	—	338	338
Rate lock loan commitments	—	2,202	—	2,202
Interest rate swap agreements	—	7,658	—	7,658

Financial liabilities:
Mandatory forward contracts	—	231	—	231
Interest rate swap agreements	$—	$7,658	$—	$7,658

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$246,909	$—	$246,909
Private label mortgage-backed security	—	—	2,957	2,957
Mortgage-backed securities - residential	—	211,202	—	211,202
Collateralized mortgage obligations	—	48,952	—	48,952
Corporate bonds	—	10,043	—	10,043
Trust preferred security	—	—	3,800	3,800
Total available-for-sale debt securities	$—	$517,106	$6,757	$523,863

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,523	—	—	2,523
Total equity securities with readily determinable fair value	$2,523	$560	$—	$3,083

Mortgage loans held for sale	$—	$46,867	$—	$46,867
Consumer loans held for sale		—	3,298	3,298
Consumer loans held for investment	—	—	497	497
Rate lock loan commitments	—	4,540	—	4,540
Interest rate swap agreements	—	12,545	—	12,545

Financial liabilities:
Mandatory forward contracts	$—	$976	$—	$976
Interest rate swap agreements	—	12,545	—	12,545

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three and six months ended June 30, 2021 and 2020.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$2,863	$3,249	$2,957	$3,495
Total gains or losses included in earnings:
Net change in unrealized gain	34	(107)	49	(107)
Principal paydowns	(73)	(119)	(182)	(365)
Balance, end of period	$2,824	$3,023	$2,824	$3,023

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
June 30, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,824	Discounted cash flow	(1) Constant prepayment rate	4.5% - 12.0%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,957	Discounted cash flow	(1) Constant prepayment rate	4.5% - 18.0%

			(2) Probability of default	1.8% - 9.0%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$3,650	$4,100	$3,800	$4,000
Total gains or losses included in earnings:
Discount accretion	13	11	26	22
Net change in unrealized gain	37	(611)	(126)	(522)
Balance, end of period	$3,700	$3,500	$3,700	$3,500

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2021 and December 31, 2020.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	June 30, 2021	December 31, 2020

Aggregate fair value	$32,401	$46,867
Contractual balance	31,469	44,781
Unrealized gain	932	2,086

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2021 and 2020 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Interest income	$140	$419	$549	$632
Change in fair value	(143)	614	(1,154)	1,256
Total included in earnings	$(3)	$1,033	$(605)	$1,888

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2021 and December 31, 2020.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$13,020	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,298	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	June 30, 2021	December 31, 2020

Aggregate fair value	$13,020	$3,298
Contractual balance	12,928	3,284
Unrealized gain	92	14

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Interest income	$1,397	$45	$1,968	$1,521
Change in fair value	63	(22)	78	(4)
Total included in earnings	$1,460	$23	$2,046	$1,517

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,008	$3,008
Commercial real estate	—	—	3,972	3,972
Home equity	—	—	321	321
Total collateral-dependent loans*	$—	$—	$7,301	$7,301

Other real estate owned:
Commercial real estate	$—	$—	$1,898	$1,898
Total other real estate owned	$—	$—	$1,898	$1,898

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,860	$3,860
Commercial real estate	—	—	4,107	4,107
Home equity	—	—	395	395
Total collateral-dependent loans*	$—	$—	$8,362	$8,362

Other real estate owned:
Residential real estate	$—	$—	$2,003	$2,003
Total other real estate owned	$—	$—	$2,003	$2,003

Mortgage servicing rights	$—	$3,233	$—	$3,233
*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,008	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (13%)

Collateral-dependent loans - commercial real estate	$3,972	Sales comparison approach	Adjustments determined for differences between comparable sales	15% - 31% (27%)

Collateral-dependent loans - home equity	$321	Sales comparison approach	Adjustments determined for differences between comparable sales	6%-10% (6%)

Other real estate owned - commercial real estate	$1,898	Sales comparison approach	Adjustments determined for differences between comparable sales	30% (30%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,860	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (8%)

Collateral-dependent loans - commercial real estate	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	7% - 31% (26%)

Collateral-dependent loans - home equity	$395	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-6% (5%)

Other real estate owned - commercial real estate	$2,003	Sales comparison approach	Adjustments determined for differences between comparable sales	26% (26%)

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

Collateral-dependent loans are as follows:

(in thousands)	June 30, 2021	December 31, 2020

Carrying amount of loans measured at fair value	$6,210	$7,110
Estimated selling costs considered in carrying amount	1,137	1,252
Valuation allowance	(46)	—
Total fair value	$7,301	$8,362

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Provision on collateral-dependent	$45	$98	$45	$128

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	June 30, 2021	December 31, 2020

Other real estate owned carried at fair value	$1,898	$2,003
Other real estate owned carried at cost	—	496
Total carrying value of other real estate owned	$1,898	$2,499

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Other real estate owned write-downs during the period	$52	$—	$105	$—

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		June 30, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$747,007	$747,007	$—	$—	$747,007
Available-for-sale debt securities	524,152	—	517,628	6,524	524,152
Held-to-maturity debt securities	46,274	—	46,968	—	46,968
Equity securities with readily determinable fair values	2,601	2,485	116	—	2,601
Mortgage loans held for sale, at fair value	32,401	—	32,401	—	32,401
Consumer loans held for sale, at fair value	13,020	—	—	13,020	13,020
Consumer loans held for sale, at the lower of cost or fair value	11,412	—	—	11,412	11,412
Loans for discontinued operations, at the lower of cost or fair value	23	—	—	23	23
Loans, net	4,493,907	—	—	4,490,189	4,490,189
Federal Home Loan Bank stock	11,670	—	—	—	NA
Accrued interest receivable	10,475	—	10,475	—	10,475
Mortgage servicing rights	8,335	—	10,246	—	10,246
Rate lock loan commitments	2,202	—	2,202	—	2,202
Interest rate swap agreements	7,658	—	7,658	—	7,658

Liabilities:
Noninterest-bearing deposits	$2,015,449	—	$2,015,449	—	$2,015,449
Transaction deposits	2,613,520	—	2,613,520	—	2,613,520
Time deposits	341,625	—	345,801	—	345,801
Deposits of discontinued operations	46,984	—	46,984	—	46,984
Securities sold under agreements to repurchase and other short-term borrowings	142,895	—	142,895	—	142,895
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Subordinated note	41,240	—	33,192	—	33,192
Accrued interest payable	211	—	211	—	211
Mandatory forward contracts	231	—	231	—	231
Interest rate swap agreements	7,658	—	7,658	—	7,658

		Fair Value Measurements at
		December 31, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$485,587	$485,587	$—	$—	$485,587
Available-for-sale debt securities	523,863	—	517,106	6,757	523,863
Held-to-maturity debt securities	53,324	—	54,190	—	54,190
Equity securities with readily determinable fair values	3,083	2,523	560	—	3,083
Mortgage loans held for sale, at fair value	46,867	—	46,867	—	46,867
Consumer loans held for sale, at fair value	3,298	—	—	3,298	3,298
Consumer loans held for sale, at the lower of cost or fair value	1,478	—	—	1,478	1,478
Loans for discontinued operations, at the lower of cost or fair value	23,765	—	—	23,765	23,765
Loans, net	4,728,271	—	—	4,726,066	4,726,066
Federal Home Loan Bank stock	17,397	—	—	—	NA
Accrued interest receivable	12,925	—	12,925	—	12,925
Mortgage servicing rights	7,095	—	8,318	—	8,318
Rate lock loan commitments	4,540	—	4,540	—	4,540
Interest rate swap agreements	12,545	—	12,545	—	12,545

Liabilities:
Noninterest-bearing deposits	$1,871,539	—	$1,871,539	—	$1,871,539
Transaction deposits	2,444,361	—	2,444,361	—	2,444,361
Time deposits	398,404	—	404,773	—	404,773
Deposits of discontinued operations	18,877	—	18,877	—	18,877
Securities sold under agreements to repurchase and other short-term borrowings	211,026	—	211,026	—	211,026
Federal Home Loan Bank advances	235,000	—	235,009	—	235,009
Subordinated note	41,240	—	31,071	—	31,071
Accrued interest payable	342	—	342	—	342
Mandatory forward contracts	976	—	976	—	976
Interest rate swap agreements	12,545	—	12,545	—	12,545

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$63,636	$39,384	$46,867	$19,224
Origination of mortgage loans held for sale	141,177	218,668	354,764	343,941
Proceeds from the sale of mortgage loans held for sale	(176,424)	(226,723)	(380,239)	(336,641)
Net gain on sale of mortgage loans held for sale	4,012	8,699	11,009	13,504
Balance, end of period	$32,401	$40,028	$32,401	$40,028

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Net gain realized on sale of mortgage loans held for sale	$5,711	$6,050	$13,756	$9,128
Net change in fair value recognized on loans held for sale	(143)	614	(1,154)	1,256
Net change in fair value recognized on rate lock loan commitments	299	(132)	(2,338)	3,647
Net change in fair value recognized on forward contracts	(1,855)	2,167	745	(527)
Net gain recognized	4,012	8,699	11,009	13,504

Loan servicing income	808	707	1,601	1,382
Amortization of mortgage servicing rights	(738)	(1,008)	(1,735)	(1,593)
Change in mortgage servicing rights valuation allowance	100	—	500	(100)
Net servicing income recognized	170	(301)	366	(311)
Total Mortgage Banking income	$4,182	$8,398	$11,375	$13,193

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$7,711	$5,994	$7,095	$5,888
Additions	1,262	1,725	2,475	2,516
Amortized to expense	(738)	(1,008)	(1,735)	(1,593)
Change in valuation allowance	100	—	500	(100)
Balance, end of period	$8,335	$6,711	$8,335	$6,711

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Beginning valuation allowance	$100	$100	$500	$—
Charge during the period	(100)	—	(500)	100
Ending valuation allowance	$—	$100	$—	$100

Other information relating to mortgage servicing rights follows:

(in thousands)	June 30, 2021	December 31, 2020

Fair value of mortgage servicing rights portfolio	$10,246	$8,318
Monthly weighted average prepayment rate of unpaid principal balance*	227%	308%
Discount rate	10%	10%
Weighted average foreclosure rate	0.30%	0.44%
Weighted average life in years	5.65	4.85
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2021		December 31, 2020
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$31,469	$32,401	$44,781	$46,867

Included in other assets:
Rate lock loan commitments	$85,241	$2,202	$105,395	$4,540

Included in other liabilities:
Mandatory forward contracts	$98,675	$231	$136,236	$976

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

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Interest rate swap on money market deposits	$—	$38	$—	$55
Interest rate swap on FHLB advance	—	41	—	53
Total interest (benefit) expense on swap transactions	$—	$79	$—	$108

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Gains (losses) recognized in OCI on derivative (effective portion)	$—	$(10)	$—	$(171)

Gains (losses) reclassified from OCI on derivative (effective portion)	—	(79)	—	(108)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		June 30, 2021		December 31, 2020
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$110,397	$7,658	$138,277	$12,545
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	16,074	(33)	—	—
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$126,471	$7,625	$138,277	$12,545

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	126,471	(7,625)	138,277	(12,545)
Total		$252,942	$—	$276,554	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $7.9 million and $13.3 million as of June 30, 2021 and December 31, 2020.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020

Income from continuing operations	$16,502	$17,755	$36,828	$32,069
Income (loss) from discontinued operations	7,420	(1,951)	13,147	10,432
Net income available to common shareholders	23,922	15,804	49,975	42,501
Dividends declared on Common Stock:
Class A Shares	(5,680)	(5,347)	(11,423)	(10,705)
Class B Shares	(608)	(572)	(1,224)	(1,144)
Undistributed net income for basic earnings per share	17,634	9,885	37,328	30,652
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(17)	(7)	(40)	(24)
Undistributed net income for diluted earnings per share	$17,617	$9,878	$37,288	$30,628

Weighted average shares outstanding:
Class A Shares	18,712	18,804	18,761	18,821
Class B Shares	2,182	2,200	2,190	2,202
Effect of dilutive securities on Class A Shares outstanding	55	25	65	42
Weighted average shares outstanding including dilutive securities	20,949	21,029	21,016	21,065

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.31	$0.29	$0.62	$0.57
Undistributed earnings per share* from continuing operations	0.49	0.57	1.17	0.97
Total basic earnings per share from continuing operations	0.80	0.86	1.79	1.54
Total basic earnings per share from discontinued operations	0.36	(0.09)	0.63	0.50
Total basic earnings per share - Class A Common Stock	$1.16	$0.77	$2.42	$2.04

Class B Common Stock:
Per share dividends distributed	$0.28	$0.26	$0.56	$0.52
Undistributed earnings per share*	0.45	0.52	1.06	0.88
Total basic earnings per share from continuing operations	0.73	0.78	1.62	1.40
Total basic earnings per share from discontinued operations	0.32	(0.09)	0.58	0.46
Total basic earnings per share - Class B Common Stock	$1.05	$0.69	$2.20	$1.86

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.31	$0.29	$0.62	$0.57
Undistributed earnings per share*	0.49	0.57	1.16	0.97
Total diluted earnings per share from continuing operations	0.80	0.86	1.78	1.54
Total diluted earnings per share from discontinued operations	0.36	(0.10)	0.63	0.50
Total diluted earnings per share - Class A Common Stock	$1.16	$0.76	$2.41	$2.04

Class B Common Stock:
Per share dividends distributed	$0.28	$0.26	$0.56	$0.52
Undistributed earnings per share*	0.45	0.52	1.05	0.88
Total diluted earnings per share from continuing operations	0.73	0.78	1.61	1.40
Total diluted earnings per share from discontinued operations	0.32	(0.09)	0.58	0.45
Total diluted earnings per share - Class B Common Stock	$1.05	$0.69	$2.19	$1.85
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Antidilutive stock options	149,000	427,000	169,000	247,000
Average antidilutive stock options	149,000	365,000	166,000	172,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Available-for-Sale Debt Securities:
Change in unrealized gains and losses on AFS debt securities	$(614)	$1,099	$(2,643)	$8,876
Change in unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	34	(108)	49	(107)
Net unrealized (losses) gains	(580)	991	(2,594)	8,769
Tax effect	145	(248)	648	(2,193)
Net of tax	(435)	743	(1,946)	6,576

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	—	(10)	—	(171)
Reclassification amount for net derivative losses realized in income	—	79	—	108
Net gains (losses)	—	69	—	(63)
Tax effect	—	(17)	—	15
Net of tax	—	52	—	(48)

Total other comprehensive (loss) income components, net of tax	$(435)	$795	$(1,946)	$6,528

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended		Six Months Ended
	in the Consolidated	June 30,		June 30,
(in thousands)	Statements of Income	2021	2020	2021	2020

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$—	$(38)	$—	$(55)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	—	(41)	—	(53)
Total derivative losses on cash flow hedges	Total interest expense	—	(79)	—	(108)
Tax effect	Income tax expense	—	20	—	27
Net of tax	Net income	$—	$(59)	$—	$(81)

The following is a summary of the AOCI balances, net of tax:

		2021
(in thousands)	December 31, 2020	Change	June 30, 2021

Unrealized gain (loss) on AFS debt securities	$7,571	$(1,982)	$5,589
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	938	36	974
Total unrealized gain (loss)	$8,509	$(1,946)	$6,563

		2020
(in thousands)	December 31, 2019	Change	June 30, 2020

Unrealized gain on AFS debt securities	$2,211	$6,657	$8,868
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	964	(81)	883
Unrealized loss on cash flow hedges	(77)	(48)	(125)
Total unrealized gain	$3,098	$6,528	$9,626

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration from continuing operations by reportable segment:

	Three Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$38,278	$6,324	$140	$44,742	$220	$4,676	$4,896	$49,638

Noninterest income:
Service charges on deposit accounts	3,061	14	—	3,075	(4)	—	(4)	3,071
Mortgage banking income (1)	—	—	4,182	4,182	—	—	—	4,182
Interchange fee income	3,367	—	—	3,367	1	—	1	3,368
Program fees (1)	—	—	—	—	715	2,834	3,549	3,549
Increase in cash surrender value of BOLI (1)	600	—	—	600	—	—	—	600
Net gains (losses) on OREO	(44)	—	—	(44)	—	—	—	(44)
Other	986	—	50	1,036	(1)	—	(1)	1,035
Total noninterest income	7,970	14	4,232	12,216	711	2,834	3,545	15,761

Total net revenue	$46,248	$6,338	$4,372	$56,958	$931	$7,510	$8,441	$65,399

Net-revenue concentration from continuing operations (2)	71%	10%	7%	88%	1%	11%	12%	100%

	Three Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$39,035	$6,063	$419	$45,517	$688	$5,607	$6,295	$51,812

Noninterest income:
Service charges on deposit accounts	2,438	17	—	2,455	(4)	—	(4)	2,451
Mortgage banking income (1)	—	—	8,398	8,398	—	—	—	8,398
Interchange fee income	2,724	—	—	2,724	1	—	1	2,725
Program fees (1)	—	—	—	—	618	520	1,138	1,138
Increase in cash surrender value of BOLI (1)	395	—	—	395	—	—	—	395
Net gains (losses) on OREO	1	—	—	1	—	—	—	1
Other	568	—	8	576	(1)	—	(1)	575
Total noninterest income	6,126	17	8,406	14,549	614	520	1,134	15,683

Total net revenue	$45,161	$6,080	$8,825	$60,066	$1,302	$6,127	$7,429	$67,495

Net-revenue concentration from continuing operations (2)	67%	9%	13%	89%	2%	9%	11%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

	Six Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$79,380	$13,096	$549	$93,025	$494	$9,497	$9,991	$103,016

Noninterest income:
Service charges on deposit accounts	5,926	28	—	5,954	(10)	—	(10)	5,944
Net refund transfer fees	—	—	—	—	—	—	—	—
Mortgage banking income (1)	—	—	11,375	11,375	—	—	—	11,375
Interchange fee income	6,336	—	—	6,336	3	—	3	6,339
Program fees (1)	—	—	—	—	1,611	4,163	5,774	5,774
Increase in cash surrender value of BOLI (1)	990	—	—	990	—	—	—	990
Net gains (losses) on OREO	(55)	—	—	(55)	—	—	—	(55)
Other	1,557	—	78	1,635	—	—	—	1,635
Total noninterest income	14,754	28	11,453	26,235	1,604	4,163	5,767	32,002

Total net revenue	$94,134	$13,124	$12,002	$119,260	$2,098	$13,660	$15,758	$135,018

Net-revenue concentration from continuing operations (2)	69%	10%	9%	88%	2%	10%	12%	100%

	Six Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$79,656	$10,370	$632	$90,658	$947	$12,679	$13,626	$104,284

Noninterest income:
Service charges on deposit accounts	5,576	28	—	5,604	(17)	—	(17)	5,587
Net refund transfer fees	—	—	—	—	—	—	—	—
Mortgage banking income (1)	—	—	13,193	13,193	—	—	—	13,193
Interchange fee income	5,217	—	—	5,217	2	—	2	5,219
Program fees (1)	—	—	—	—	930	2,832	3,762	3,762
Increase in cash surrender value of BOLI (1)	784	—	—	784	—	—	—	784
Net gains (losses) on OREO	4	—	—	4	—	—	—	4
Net gain on branch divestiture(1)	—	—	—	—	—	—	—	—
Other	1,780	—	32	1,812	—	—	—	1,812
Total noninterest income	13,361	28	13,225	26,614	915	2,832	3,747	30,361

Total net revenue	$93,017	$10,398	$13,857	$117,272	$1,862	$15,511	$17,373	$134,645

Net-revenue concentration from continuing operations (2)	69%	8%	10%	87%	1%	12%	13%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

The following represents information for significant revenue streams from continuing operations subject to ASC 606:

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

As of June 30, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

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

Loans, investments, and deposits

Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the United States.	Mortgage warehouse lines of credit

Mortgage Banking	Primarily originates, sells and services long-term, single-family, first-lien residential real estate loans primarily to clients in the Bank's market footprint.	Loan sales and servicing

Republic Processing Group:

Tax Refund Solutions:

Continuing Operations

Continuing operations of TRS include its RPS division and certain indirect costs that are expected to remain with the Bank. The RPS division of TRS offers general-purpose reloadable cards primarily to clients outside of the Bank’s market footprint.

Prepaid Cards

Discontinued Operations

The Bank agreed to sell its TRS business to Green Dot in May 2021. The TRS business has traditionally contained the significant majority of revenue and expense generated at the TRS segment. The TRS business to be sold offers tax-related credit products and facilitates the receipt and payment of federal and state tax refunds through Refund Transfer products. TRS products are primarily provided to clients outside of the Bank’s market footprint.

Loans and refund transfers

Republic Credit Solutions

Offers consumer credit products. RCS products are primarily provided to clients outside of the Bank’s market footprint, with a substantial portion of RCS clients considered subprime or near-prime borrowers.

Unsecured, consumer loans

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

Segment information follows:

	Three Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$38,278	$6,324	$140	$44,742	$220	$4,676	$4,896	$49,638

Provision for expected credit loss expense	(77)	(65)	—	(142)	—	1,592	1,592	1,450

Mortgage banking income	—	—	4,182	4,182	—	—	—	4,182
Program fees	—	—	—	—	715	2,834	3,549	3,549
Other noninterest income	7,970	14	50	8,034	(4)	—	(4)	8,030
Total noninterest income	7,970	14	4,232	12,216	711	2,834	3,545	15,761

Total noninterest expense	36,937	1,066	3,006	41,009	1,331	950	2,281	43,290

Income (loss) from continuing operations before income tax expense	9,388	5,337	1,366	16,091	(400)	4,968	4,568	20,659
Income tax expense (benefit)	1,555	1,227	301	3,083	(156)	1,230	1,074	4,157
Income (loss) from continuing operations	7,833	4,110	1,065	13,008	(244)	3,738	3,494	16,502

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	—	9,902	—	9,902	9,902
Income tax expense	—	—	—	—	2,482	—	2,482	2,482
Income from discontinued operations, net of tax	—	—	—	—	7,420	—	7,420	7,420

Net income	$7,833	$4,110	$1,065	$13,008	$7,176	$3,738	$10,914	$23,922

Period-end assets	$4,774,765	$840,083	$46,816	$5,661,664	$389,999	$131,647	$521,646	$6,183,310

Net interest margin from continuing operations	2.97%	3.48%	NM	3.03%	NM	NM	NM	3.27%

Net-revenue concentration from continuing operations*	71%	10%	7%	88%	1%	11%	12%	100%

	Three Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$39,035	$6,063	$419	$45,517	$688	$5,607	$6,295	$51,812

Provision for expected credit loss expense	3,080	449	—	3,529	—	(1,443)	(1,443)	2,086

Mortgage banking income	—	—	8,398	8,398	—	—	—	8,398
Program fees	—	—	—	—	618	520	1,138	1,138
Other noninterest income	6,126	17	8	6,151	(4)	—	(4)	6,147
Total noninterest income	6,126	17	8,406	14,549	614	520	1,134	15,683

Total noninterest expense	36,688	811	2,689	40,188	2,110	903	3,013	43,201

Income (loss) from continuing operations before income tax expense	5,393	4,820	6,136	16,349	(808)	6,667	5,859	22,208
Income tax expense (benefit)	729	1,085	1,288	3,102	(193)	1,544	1,351	4,453
Income (loss) from continuing operations	4,664	3,735	4,848	13,247	(615)	5,123	4,508	17,755

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	—	(2,611)	—	(2,611)	(2,611)
Income tax expense (benefit)	—	—	—	—	(660)	—	(660)	(660)
Income (loss) from discontinued operations, net of tax	—	—	—	—	(1,951)	—	(1,951)	(1,951)

Net income (loss)	$4,664	$3,735	$4,848	$13,247	$(2,566)	$5,123	$2,557	$15,804

Period-end assets	$4,967,759	$1,028,400	$54,518	$6,050,677	$306,583	$103,315	$409,898	$6,460,575

Net interest margin from continuing operations	3.26%	3.01%	NM	3.23%	NM	NM	NM	3.58%

Net-revenue concentration from continuing operations*	67%	9%	13%	89%	2%	9%	11%	100%

*      Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

	Six Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$79,380	$13,096	$549	$93,025	$494	$9,497	$9,991	$103,016

Provision for expected credit loss expense	(82)	(307)	—	(389)	—	1,217	1,217	828

Mortgage banking income	—	—	11,375	11,375	—	—	—	11,375
Program fees	—	—	—	—	1,611	4,163	5,774	5,774
Other noninterest income	14,754	28	78	14,860	(7)	—	(7)	14,853
Total noninterest income	14,754	28	11,453	26,235	1,604	4,163	5,767	32,002

Total noninterest expense	74,265	2,094	6,127	82,486	2,931	1,982	4,913	87,399

Income (loss) from continuing operations before income tax expense	19,951	11,337	5,875	37,163	(833)	10,461	9,628	46,791
Income tax expense (benefit)	3,680	2,661	1,293	7,634	(271)	2,600	2,329	9,963
Income (loss) from continuing operations	16,271	8,676	4,582	29,529	(562)	7,861	7,299	36,828

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	—	17,514	—	17,514	17,514
Income tax expense	—	—	—	—	4,367	—	4,367	4,367
Income from discontinued operations, net of tax	—	—	—	—	13,147	—	13,147	13,147

Net income	$16,271	$8,676	$4,582	$29,529	$12,585	$7,861	$20,446	$49,975

Period-end assets	$4,774,765	$840,083	$46,816	$5,661,664	$389,999	$131,647	$521,646	$6,183,310

Net interest margin from continuing operations	3.21%	3.45%	NM	3.24%	NM	NM	NM	3.42%

Net-revenue concentration from continuing operations*	69%	10%	9%	88%	2%	10%	12%	100%

	Six Months Ended June 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$79,656	$10,370	$632	$90,658	$947	$12,679	$13,626	$104,284

Provision for expected credit loss expense	8,669	781	—	9,450	—	263	263	9,713

Mortgage banking income	—	—	13,193	13,193	—	—	—	13,193
Program fees	—	—	—	—	930	2,832	3,762	3,762
Other noninterest income	13,361	28	32	13,421	(15)	—	(15)	13,406
Total noninterest income	13,361	28	13,225	26,614	915	2,832	3,747	30,361

Total noninterest expense	73,335	1,614	4,685	79,634	3,879	1,797	5,676	85,310

Income (loss) from continuing operations before income tax expense	11,013	8,003	9,172	28,188	(2,017)	13,451	11,434	39,622
Income tax expense (benefit)	1,189	1,801	1,926	4,916	(477)	3,114	2,637	7,553
Income (loss) from continuing operations	9,824	6,202	7,246	23,272	(1,540)	10,337	8,797	32,069

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	—	13,553	—	13,553	13,553
Income tax expense	—	—	—	—	3,121	—	3,121	3,121
Income from discontinued operations, net of tax	—	—	—	—	10,432	—	10,432	10,432

Net income	$9,824	$6,202	$7,246	$23,272	$8,892	$10,337	$19,229	$42,501

Period-end assets	$4,967,759	$1,028,400	$54,518	$6,050,677	$306,583	$103,315	$409,898	$6,460,575

Net interest margin from continuing operations	3.52%	2.86%	NM	3.43%	NM	NM	NM	3.75%

Net-revenue concentration from continuing operations*	69%	8%	10%	87%	1%	12%	13%	100%

*      Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

17. DISCONTINUED OPERATIONS

Agreement to Sell Tax Refund Solutions Business to Green Dot

On May 13, 2021, the Bank entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Green Dot to sell substantially all of the assets and operations of the Bank’s Tax Refund Solutions business (the “Sale Transaction”). Pursuant to the terms of the Purchase Agreement, Green Dot will pay the Bank a purchase price of approximately $165 million in cash. Furthermore, under the terms of the Purchase Agreement, the Bank will provide transition services to Green Dot for the TRS business during the 2022 calendar year.

In a Form 8-K filed on July 23, 2021, the Company disclosed that on July 21, 2021 the Company and Green Dot received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and that the parties expected to complete the Sale Transaction by August 22, 2021, subject to the satisfaction or waiver of the remaining customary conditions set forth in the Purchase Agreement. However, in a Form 8-K filed on August 4, 2021, the Company disclosed that Green Dot recently informed the Company that the Federal Reserve has requested information from Green Dot relating to the proposed Sale Transaction and Green Dot intends to seek the Federal Reserve’s approval of, or non-objection to, as applicable, the Sale Transaction prior to completing the Sale Transaction. As a result, Green Dot does not intend to close the Sale Transaction by August 22, 2021 as previously disclosed. Closing of the Sale Transaction is subject solely to the satisfaction or waiver of the customary conditions set forth in the Purchase Agreement. Receipt of approval or non-objection from the Federal Reserve is not a condition to closing set forth in the Purchase Agreement.

Results of operations for the TRS business sold to Green Dot are presented separately as discontinued operations for all periods because the sale met the relevant criteria as of June 30, 2021.  A summary income statement of discontinued operations for the three and six months ended June 30, 2021 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

INTEREST INCOME:

Loans, including fees	$298	$207	$14,739	$20,843
Funds transfer credit	135	443	262	1,473
Total interest income	433	650	15,001	22,316

INTEREST EXPENSE:

Deposits	—	237	—	527
Funds transfer cost	30	20	196	1,130
Total interest expense	30	257	196	1,657

NET INTEREST INCOME	403	393	14,805	20,659

Provision for expected credit loss expense	(5,773)	4,448	10,111	19,581

NET INTEREST INCOME AFTER PROVISION	6,176	(4,055)	4,694	1,078

NONINTEREST INCOME:

Net refund transfer fees	5,921	2,913	18,642	18,736
Interchange fee income	113	83	169	141
Other	58	72	77	82
Total noninterest income	6,092	3,068	18,888	18,959

NONINTEREST EXPENSE:

Salaries and employee benefits	1,304	1,218	3,225	2,748
Technology, equipment, and communication	63	220	174	330
Occupancy	1	6	1	7
Marketing and development	73	49	115	141
FDIC insurance expense	—	—	150	—
Bank franchise tax expense	2	3	5	1,727
Legal and professional fees	1,018	22	1,079	165
Other	(95)	106	1,319	1,366
Total noninterest expense	2,366	1,624	6,068	6,484

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	9,902	(2,611)	17,514	13,553
INCOME TAX EXPENSE (BENEFIT)	2,482	(660)	4,367	3,121
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$7,420	$(1,951)	$13,147	$10,432

Through its TRS business, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS business occurs during the first half of each year. TRS traditionally operates at a loss in the second half of the year, during which time it incurs costs preparing for the next year’s tax season.

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

Broadly speaking, forward-looking statements include:

●	the potential impact of the COVID-19 pandemic on Company operations;
●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure, or other financial items;
●	descriptions of plans or objectives for future operations, products, or services;
●	forecasts of future economic performance;
●	statements relating to the completion of the Sale Transaction and the potential timing thereof; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID-19 pandemic on the Company’s operations and credit losses;
●	the ability of borrowers who received COVID-19 loan accommodations to resume repaying their loans upon maturity of such accommodations;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations as well as the overall steepness of the U.S. Treasury yield curve;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	inflation;

●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	risks related to the completion of the proposed Sale Transaction and the potential timing thereof;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase Agreement;
●	disruption from the proposed Sale Transaction making it difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Bank’s customers, vendors and others with whom the Bank does business;
●	the risk of litigation and/or regulatory actions related to the proposed Sale Transaction;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Part II Item 1A “Risk Factors” of the current filing.

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

ACLL and Provision — As of June 30, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

When measuring an ACL, CECL primarily differs from the probable-incurred method by: a) incorporating a lower “expected” threshold for loss recognition versus a higher “probable” threshold; b) requiring life-of-loan considerations; and c) requiring reasonable and supportable forecasts. The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable, supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Management’s evaluation of the appropriateness of the ACLL is often the most critical accounting estimate for a financial institution, as the ACLL requires significant reliance on the use of estimates and significant judgment as to the reliance on historical loss rates, consideration of quantitative and qualitative economic factors, and the reliance on a reasonable and supportable forecast.

Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix or term, delinquency level, as well as for changes in environmental conditions, such as changes in property values or other relevant factors. One-year forecast adjustments to the historical loss rate are based on the U.S. national unemployment rate and CRE values. Subsequent to the one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages.

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

BUSINESS SEGMENT COMPOSITION

As of June 30, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2021, Republic had 42 full-service banking centers with locations as follows:

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

See additional detail regarding the Warehouse Lending segment under Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term single-family, first-lien residential real estate loans that are originated and sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market for loans generated in states within its footprint and generally sells servicing for loans generated in states outside of its footprint. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

See additional detail regarding the Mortgage Banking segment under Footnote 11 “Mortgage Banking Activities” and Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(IV)  Tax Refund Solutions segment

Tax Refund Solutions segment — On May 13, 2021, the Bank entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Green Dot to sell substantially all of the assets and operations of the Bank’s Tax Refund Solutions business (the “Sale Transaction”).

As a result of the Purchase Agreement, the results of operations for the Company and its TRS segment are presented within this filing to reflect continuing versus discontinued operations. TRS’s continuing operations include its immaterial RPS division and certain overhead costs previously allocated to TRS that will remain with the Bank. Discontinued operations are those sold to Green Dot.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions division — RPS is currently managed and operated within the TRS segment’s continuing operations. The RPS division offers general-purpose reloadable prepaid cards as an issuing bank through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment’s continuing operations. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

o	In January 2021, RCS began originating balances through its LOC II. One of RCS’s existing third-party service providers, subject to the Bank’s oversight and supervision, provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

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

●	RCS installment loan product – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loans. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to its third-party service provider generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

OVERVIEW (Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020)

Total Company net income for the second quarter of 2021 was $23.9 million, an $8.1 million, or 51%, increase from the same period in 2020. Diluted EPS increased to $1.16 for the three months ended June 30, 2021 compared to $0.76 for the same period in 2020. The increase in net income reflected a $9.4 million increase in net income from discontinued operations, driven by a $10.2 million positive swing in Provision resulting from significantly higher Easy Advance repayments during the second quarter of 2021 compared to the same period in 2020.

Net income from continuing operations was $16.5 million for the second quarter of 2021, a $1.3 million decrease from the same period in 2020. Diluted EPS from continuing operations were $0.80 for the three months ended June 30, 2021 compared to $0.86 for the same period in 2020. The decrease in net income from continuing operations generally reflected a decrease in net interest income partially offset by a positive reduction in Provision.

The following are general highlights by reportable segment. Discontinued operations for the periods discussed relate entirely to the TRS segment.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” of Part I Item 1 “Financial Statements.”

Traditional Banking segment

●	Net income increased $3.2 million, or 68%, for the second quarter of 2021 compared to the same period in 2020.

●	Net interest income decreased $757,000, or 2%, for the second quarter of 2021 compared to the same period in 2020. The Traditional Bank’s net interest margin decreased 29 basis points to 2.97% for the second quarter of 2021.

●	Provision decreased $3.2 million to a net credit of $77,000 for the second quarter of 2021 compared to a net charge of $3.1 million for the same period in 2020.

●	Noninterest income increased $1.8 million, or 30%, for the second quarter of 2021 compared to the same period in 2020.

●	Total noninterest expense increased $249,000, or 1%, for the second quarter of 2021 compared to same period in 2020.

Warehouse Lending segment

●	Net income increased $375,000, or 10%, for the second quarter of 2021 compared to the same period in 2020.

●	Net interest income increased $261,000, or 4%, for the second quarter of 2021 compared to the same period in 2020.

●	The Warehouse Provision was a net credit of $65,000 for the second quarter of 2021 compared to a net charge of $449,000 for the same period in 2020.

●	Average committed Warehouse lines increased to $1.4 billion during the second quarter of 2021 from $1.2 billion during the same period in 2020.

●	Average line usage was 51% during the second quarter of 2021 compared to 68% during the same period in 2020.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $4.2 million, or 50%, during the second quarter of 2021 compared to the same period in 2020.

●	Overall, Republic’s originations of secondary market loans totaled $141 million during the second quarter of 2021 compared to $219 million during the same period in 2020, with the Company’s gain-as-a-percent-of-loans-sold decreasing from 3.98% to 2.84% from period to period.

Tax Refund Solutions segment

Continuing Operations

●	Net loss from continuing operations was $244,000 for the second quarter of 2021 compared to a net loss of $615,000 for the same period in 2020. The higher loss during the second quarter of 2020 primarily reflected general operating losses related to TRS’s prepaid card division, with such losses substantially occurring prior to May 1, 2020. On May 1, 2020, the RPS division added a large depository relationship that significantly improved profitability on a subsequent basis.

Discontinued Operations

●	Net income from discontinued operations increased $9.4 million for the second quarter of 2021 compared to the same period in 2020.

●	Overall, TRS recorded a net credit to the Provision from discontinued operations of $5.8 million during the second quarter of 2021 compared to a net charge to the Provision of $4.4 million for the same period in 2020.

●	Noninterest income from discontinued operations increased $3.0 million, or 99%, for the second quarter of 2021 compared to the same period in 2020.

●	Net RT revenue from discontinued operations increased $3.0 million, or 103%, for the second quarter of 2021 compared to the same period in 2020.

●	Noninterest expense from discontinued operations was $2.4 million for the second quarter of 2021 compared to $1.6 million for the same period in 2020.

Republic Credit Solutions segment

●	Net income decreased $1.4 million, or 27%, for the second quarter of 2021 compared to the same period in 2020.

●	Net interest income decreased $931,000, or 17%, for the second quarter of 2021 compared to the same period in 2020.

●	Overall, RCS recorded a net charge to the Provision of $1.6 million during the second quarter of 2021 compared to a net credit of $1.4 million for the same period in 2020.

●	Noninterest income increased $2.3 million from the second quarter of 2020 to the second quarter of 2021.

●	Noninterest expense was $950,000 for the second quarter of 2021 compared to $903,000 for the same period in 2020.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These market rates trended lower since the first quarter of 2020 and the onset of COVID-19 pandemic, as the FOMC reduced the FFTR to approximately 25 basis points during 2020. The FOMC has provided on-going guidance that it is unlikely the FFTR will be increased in the near term.

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

Total Company net interest income from continuing operations decreased $2.2 million, or 4%, during the second quarter of 2021 compared to the same period in 2020. Total Company net interest margin from continuing operations decreased to 3.27% during the second quarter of 2021 compared to 3.58% for the same period in 2020. Net interest income from discontinued operations was $403,000 during the second quarter of 2021 compared to $393,000 during the second quarter of 2020.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $757,000, or 2%, for the second quarter of 2021 compared to the same period in 2020. Traditional Banking’s net interest margin was 2.97% for the second quarter of 2021, a decrease of 29 basis points from the same period in 2020.

Table 1 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

Due to the short-term nature of the PPP, management believes Traditional Bank net interest income excluding PPP lender fees is a more appropriate measure to analyze the Traditional Bank’s net interest income and net interest margin. The following table reconciles Traditional Bank net interest income and net interest margin to Traditional Bank net interest income and net interest margin excluding PPP lender fees, a non-GAAP measure. Net interest margin excluding PPP lender fees presented below also excludes average PPP loans of $350 million and $387 million for the quarters ended June 30, 2021 and 2020.

	Net Interest Income				Net Interest Margin
	Three Months Ended Jun. 30,				Three Months Ended Jun. 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	Change

Traditional Banking - GAAP	$38,278	$39,035	$(757)	(2)%	2.97%	3.26%	(0.29)%
Less: PPP lender fees	3,676	1,599	2,077	130	0.16	(0.05)	0.21
Traditional Banking ex PPP lender fees - non-GAAP	$34,602	$37,436	$(2,834)	(8)%	2.81	3.31	(0.50)

The decrease in the Traditional Bank’s net interest income and net interest margin during the second quarter of 2021 was primarily attributable to the following factors:

●	Excluding accreted PPP lender fees, net interest income decreased $2.8 million, or 8%, from the second quarter 2020, as the Traditional Bank’s net interest margin, excluding PPP loans and related fees, declined from 3.31% for the second quarter of 2020 to 2.81% for the second quarter of 2021. The decline in the net interest margin was substantially driven by a 56-basis point decline in the Traditional Bank’s yield on its average interest-earning assets from the second quarter of 2020 to the second quarter of 2021, as the majority of the Traditional Bank’s growth in interest-earning assets during the previous 12 months was in lower-yielding cash or cash equivalent investments instead of loans.

●	Partially offsetting the Traditional Bank’s margin compression, the Traditional Bank recognized $3.7 million of fee income on its PPP portfolio during the second quarter of 2021 compared to $1.6 million of similar fees during the same period in 2020. The $2.1 million increase in PPP fee income was driven significantly by the forgiveness, payoff, and paydown of $166 million of PPP loans during the second quarter of 2021. As of June 30, 2021, net PPP loans of $251 million remained on the Core Bank’s balance sheet, including $53 million in loan balances originated during 2020, $207 million in loan balances originated during 2021, and $9 million of unaccreted PPP lender fees reported as a credit offset to these originated balances. Unaccreted PPP lender fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

Warehouse Lending segment

Net interest income from the Warehouse segment increased $261,000, or 4%, from the second quarter of 2020 to the second quarter of 2021 driven by an improved net interest margin. Overall the net interest margin for the Warehouse segment improved from 3.01% during the second quarter of 2020 to 3.48% during the second quarter of 2021, as many of the Bank’s Warehouse clients reached contractual interest rate floors on their lines-of-credit during the second quarter of 2020 preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline.

The improved margin overcame a decrease in average outstanding balances, which declined from $807 million during the second quarter of 2020 to $727 million for the second quarter of 2021, as home-mortgage refinancing dipped from record highs during 2020. Committed Warehouse lines-of-credit grew to $1.4 billion as of June 30, 2021 from $1.2 billion as of June 30, 2020, while average usage rates for Warehouse lines were 51% and 68%, respectively, during the second quarters of 2021 and 2020.

Republic Credit Solutions segment

RCS’s net interest income decreased $931,000, or 17%, from the second quarter of 2020 to the second quarter of 2021. The decrease was driven primarily by a decline in fee income from RCS’s LOC I product. Loan fees on this product, recorded as interest income on loans, decreased to $3.6 million during the second quarter of 2021 compared to $4.6 million during the same period in 2020 and accounted for 74% and 79% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in balances for RCS’s LOC I product following a reduction of marketing for this product during the second and third quarters of 2020. While the marketing for this product was reinstated during the fourth quarter of 2020, management believes the ongoing impact of government stimulus payments continued to reduce demand for this product during the current period.

Future loan fee income from RCS’s LOC I product will likely continue to be negatively impacted by the on-going COVID-19 pandemic.

Table 2 — Total Company Average Balance Sheets and Interest Rates from Continuing Operations

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS (1)

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$938,728	$262	0.11%	$299,760	$87	0.12%
Investment securities, including FHLB stock (2)	562,509	1,912	1.36	605,776	2,819	1.86
Intercompany funds loaned to discontinued operations	49,443	31	0.25	31,584	20	0.25
RCS LOC I product (3) (7)	15,107	3,569	94.50	19,971	4,647	93.07
Other RPG loans (7)	105,685	1,190	4.50	92,488	1,046	4.52
Outstanding Warehouse lines of credit (4) (7)	727,091	6,824	3.75	806,771	7,294	3.62
Paycheck Protection Program loans (5) (7)	349,643	4,582	5.24	386,664	2,652	2.74
All other Core Bank loans (6) (7)	3,331,114	32,914	3.95	3,539,379	38,339	4.33

Total interest-earning assets	6,079,320	51,284	3.37	5,782,393	56,904	3.94

Allowance for credit losses	(59,555)			(55,310)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	112,928			103,390
Premises and equipment, net	39,117			43,733
Bank owned life insurance	97,257			67,079
Other assets (2)	166,355			146,867
Total assets	$6,435,422			$6,088,152

LIABILITIES AND STOCKHOLDERS’ EQUITY (1)

Interest-bearing liabilities:
Transaction accounts	$1,599,721	$93	0.02%	$1,264,581	$159	0.05%
Money market accounts	773,838	93	0.05	727,516	248	0.14
Time deposits	303,468	930	1.23	424,190	2,188	2.06
Reciprocal money market and time deposits	319,509	206	0.26	289,804	435	0.60
Brokered deposits	23,632	2	0.03	121,333	380	1.25

Total interest-bearing deposits	3,020,168	1,324	0.18	2,827,424	3,410	0.48

SSUARs	169,888	8	0.02	176,541	17	0.04
Intercompany funds borrowed from discontinued operations	84,015	135	0.64	140,141	443	1.26
Federal Reserve PPP Liquidity Facility	—	—	—	122,769	105	0.34
Federal Home Loan Bank advances	25,000	10	0.16	263,296	822	1.25
Subordinated note	41,240	169	1.64	41,240	295	2.86

Total interest-bearing liabilities	3,340,311	1,646	0.20	3,571,411	5,092	0.57

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,142,055			1,611,026
Other liabilities	103,751			108,488
Stockholders’ equity	849,305			797,227
Total liabilities and stockholders’ equity	$6,435,422			$6,088,152

Net interest income		$49,638			$51,812

Net interest spread			3.17%			3.37%

Net interest margin			3.27%			3.58%

(1)	The table above excludes average assets, average liabilities, interest income, and interest expense for discontinued operations; however, loans to and borrowings from discontinued operations are included above based on the Company’s funds transfer pricing methodology. Net interest income would be $50.0 million and $52.2 million and net interest margin would be 3.31% and 3.62% for the quarters ended June 30, 2021 and 2020 if continuing and discontinued operations were consolidated above.
(2)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(3)	Interest income is entirely composed of loan fees.
(4)	Interest income includes loan fees of $789,000 and $791,000 for the quarters ended June 30, 2021 and 2020.
(5)	Interest income includes loan fees of $3.7 million and $1.6 million for the quarters ended June 30, 2021 and 2020.
(6)	Interest income includes loan fees of $968,000 and $511,000 for the quarters ended June 30, 2021 and 2020.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 3 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense from continuing operations during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 — Total Company Volume/Rate Variance Analysis from Continuing Operations

	Three Months Ended June 30, 2021
	Compared to
	Three Months Ended June 30, 2020
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$175	$179	$(4)
Investment securities, including FHLB stock	(907)	(190)	(717)
Intercompany funds loaned to discontinued operations	11	11	—
RCS LOC I product	(1,078)	(1,148)	70
Other RPG loans	144	149	(5)
Outstanding Warehouse lines of credit	(470)	(740)	270
Paycheck Protection Program loans	1,930	(276)	2,206
All other Core Bank loans	(5,425)	(2,176)	(3,249)
Net change in interest income	(5,620)	(4,191)	(1,429)

Interest expense:

Transaction accounts	(66)	35	(101)
Money market accounts	(155)	15	(170)
Time deposits	(1,258)	(518)	(740)
Reciprocal money market and time deposits	(229)	41	(270)
Brokered deposits	(379)	(172)	(207)
SSUARs	(9)	(1)	(8)
Intercompany funds borrowed from discontinued operations	(309)	(139)	(170)
Federal Reserve PPP Liquidity Facility	(105)	(105)	—
Federal Home Loan Bank advances	(813)	(414)	(399)
Subordinated note	(123)	—	(123)
Net change in interest expense	(3,446)	(1,258)	(2,188)

Net change in net interest income	$(2,174)	$(2,933)	$759

* The table above does not consider average assets, average liabilities, interest income, and interest expense for discontinued operations.

Provision

Total Company Provision from continuing operations was a net charge of $1.5 million for the second quarter of 2021 compared to a net charge of $2.1 million for the same period in 2020. Provision from discontinued operations was a net credit of $5.8 million for the second quarter of 2021 compared to a net charge of $4.4 million for the same period in 2020.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2021 was a net credit of $77,000 compared to a net charge of $3.1 million for the second quarter of 2020. An analysis of the Provision for the second quarter of 2021 compared to the same period in 2020 follows:

●	For the second quarter of 2021, the Traditional Bank Provision was a net credit, generally based on an improving economic outlook in conjunction with limited charge-offs incurred by the Traditional Bank since making significant life-of-loan reserves during 2020 following the onset of the pandemic. The net credit recorded during the second quarter of 2021 primarily included ACLL releases for the residential real estate, CRE, and HELOC portfolios offset by additional reserves for certain Special Mention loans with continued signs of pandemic-related hardship through June 30, 2021.

●	During the second quarter of 2020, the Traditional Bank recorded $4.6 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic during the second quarter of 2020 was a reduction in Provision of $1.2 million consistent with a $112 million decrease in Traditional Bank loan spot balances during the same quarter.

As a percentage of total loans, the Traditional Banking ACLL was 1.37% as of June 30, 2021 compared to 1.34% as of December 31, 2020 and 1.10% as of June 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2021.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $65,000 for the second quarter of 2021 compared to a net charge of $449,000 for the same period in 2020. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $26 million during the second quarter of 2021 compared to an increase of $179 million during the second quarter of 2020.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2021, December 31, 2020, and June 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2021.

Tax Refund Solutions segment

Discontinued Operations

TRS recorded a net credit to the Provision from discontinued operations of $5.8 million during the second quarter of 2021 compared to a net charge of $4.4 million for the same period in 2020. Substantially all TRS Provision from discontinued operations in both periods was related to its EA product.

The TRS Provision from discontinued operations swung from a net charge of $4.4 million during the second quarter of 2020 to a net credit of $5.8 million during the second quarter of 2021. The credit to the Provision during the second quarter of 2021 resulted from repayment rates on EA loans from the U.S. Treasury that significantly exceeded those during the second quarter of 2020. Management believes the slower repayment rate from the U.S. Treasury during the second quarter of 2020 was directly related to the impact of the COVID-19 pandemic and the resulting delay in tax-return processing by the IRS for certain types of tax returns that require further taxpayer communication and verification.

The Company completely charged-off all remaining unpaid EAs as of June 30, 2021, in-line with its customary June 30th charge-off policy for EA loans. Any EA payments received after June 30th will be credited as a direct recovery to the Provision in the period it is received for the remainder of 2021.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a net charge to the Provision of $1.6 million during the second quarter of 2021 compared to a net credit to the Provision of $1.4 million for the same period in 2020. The negative swing in the Provision was driven by an increase in outstanding balances for RCS’s lines of credit during the second quarter of 2021 compared to a decrease in similar balances during the second quarter of 2020. The Company reduced marketing for its LOC I product during the second and third quarters of 2020, then began incrementally increasing such marketing during the fourth quarter of 2020. The Company began offering its LOC II product during the first quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 7.68% as of June 30, 2021, 7.94% as of December 31, 2020 and 9.21% as of June 30, 2020. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2021.

The following table presents net charges to the RCS Provision from continuing operations by product:

Table 4 — RCS Provision by Product

	Three Months Ended Jun. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$1,581	$(1,454)	$3,035	(209)%
Hospital receivables	11	11	—	—
Total	$1,592	$(1,443)	$3,035	(210)%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2021	2020

ACLL at beginning of period	$75,336	$70,431

Charge-offs:

Traditional Banking:
Commercial real estate	—	(270)
Commercial & industrial	—	(192)
Consumer	(161)	(238)
Total Traditional Banking	(161)	(700)
Warehouse lines of credit	—	—
Total Core Banking	(161)	(700)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(10,256)	(19,575)
Other TRS loans	(30)	(28)
Republic Credit Solutions	(597)	(2,008)
Total Republic Processing Group	(10,883)	(21,611)
Total charge-offs	(11,044)	(22,311)

Recoveries:

Traditional Banking:
Residential real estate	19	45
Commercial real estate	12	2
Commercial & industrial	4	41
Home equity	34	12
Consumer	97	119
Total Traditional Banking	166	219
Warehouse lines of credit	—	—
Total Core Banking	166	219

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	30	—
Other TRS loans	—	1
Republic Credit Solutions	79	199
Total Republic Processing Group	109	200

Total recoveries	275	419

Net loan recoveries (charge-offs)	(10,769)	(21,892)

Provision from continuing operations- Core Banking	(95)	3,553
Provision from continuing operations - RPG	1,592	(1,443)
Provision from discontinued operations - RPG	(5,773)	4,448
Total Provision	(4,276)	6,558
ACLL at end of period	$60,291	$55,097

Credit Quality Ratios - Total Company:

ACLL to total loans	1.32%	1.09%
ACLL to nonperforming loans	270	270
Net loan charge-offs to average loans	0.95	1.80
Net loan charge-offs from continuing operations to average loans	0.05	0.19

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.16%	0.92%
ACLL to nonperforming loans	238	230
Net loan charge-offs to average loans	—	0.04

Noninterest Income

Total Company noninterest income from continuing operations increased $78,000 during the second quarter of 2021 compared to the same period in 2020. Noninterest income from discontinued operations increased $3.0 million, or 99% comparing the same periods.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $1.8 million, or 30%, for the second quarter of 2021 compared to the same period in 2020. Interchange Fee Income increased $643,000 from the second quarter of 2020 to the same period in 2021, while Service Charges on Deposit Accounts increased $623,000 comparing the same periods. Service Charges on Deposit Accounts were below normal levels during the second quarter of 2020, as a pandemic-driven rise in the consumer savings rates drove a reduction in the Bank’s overdraft-related fees. Both Interchange Fee Income and Service Charges on Deposits began to rise towards normal levels during the first quarter of 2021 following the removal of many pandemic-related restrictions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in Service Charges on Deposits Accounts for the three months ended June 30, 2021 and 2020 were $1.3 million and $893,000. The total daily overdraft charges, net of refunds, included in interest income for the three months ended June 30, 2021 and 2020 were $257,000 and $0. The Bank suspended its daily overdraft charges during 2020 to soften the economic hardship of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $4.2 million, or 50%, during the second quarter of 2021 compared to the same period in 2020. For the second quarter of 2021, the Core Bank originated $141 million in secondary market loans and achieved an average gain-as-a-percent-of-loans-sold during the period of 2.84%, with comparable originations of $219 million and comparable gains of 3.98% during the second quarter of 2020. Favorable market conditions drove a higher gain percentage for the Core Bank during the last nine months of 2020 and for a portion of the first quarter of 2021, with these favorable conditions beginning to normalize during February 2021. Management believes these favorable conditions could continue to normalize during the remainder of 2021 potentially bringing the Core Bank’s gain-as-a-percent-of-loans-sold closer to normal historical levels at, or below, 2.50%.

Tax Refund Solutions segment

Discontinued Operations

TRS’s noninterest income from discontinued operations increased $3.0 million during the second quarter of 2021 compared to the same period in 2020. This increase reflected a $3.0 million increase in net RT fees, as delays in the 2021 tax season drove a larger share of RT volume into the second quarter of the year.

Republic Credit Solutions segment

RCS’s noninterest income increased $2.3 million during the second quarter of 2021 compared to the same period in 2020, with program fees representing the entirety of RCS’s noninterest income. Pandemic-driven restrictions negatively impacted RCS program fees during the second quarter of 2020, with those program fees beginning to normalize during 2021 following the removal of restrictions.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

	Three Months Ended Jun. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$1,354	$529	$825	156%
Hospital receivables	63	(10)	73	(730)
Installment loans*	1,417	1	1,416	NM
Total	$2,834	$520	$2,314	445%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense from continuing operations increased $89,000 during the second quarter of 2021 compared to the same period in 2020. Noninterest expense from discontinued operations increased $742,000, or 46%, comparing the same periods.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $249,000, or 1%, for the second quarter of 2021 compared to the same period in 2020. The following primarily drove the change in noninterest expense:

●	Technology, Equipment, and Communication expense increased $628,000, as the Traditional Bank strategically added 30 Interactive Teller Machines over the previous 12 months, bringing its ITM fleet to over 70 ITMs as of June 30, 2021.

●	Partially offsetting the increase above, Bank Franchise Tax expense decreased $474,000. As previously reported, Kentucky enacted HB354 in March 2019 and as a result, the Bank transitioned from a capital-based bank franchise tax to corporate income tax on January 1, 2021 for Kentucky state taxes.

Tax Refund Solutions segment

Discontinued Operations

TRS’s noninterest expense from discontinued operations increased $742,000 during the second quarter of 2021 compared to the same period in 2020. This increase reflected approximately $1.0 million in legal costs associated with the Bank’s sale of its TRS operations.

OVERVIEW (Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020)

Total Company net income for the first six months of 2021 was $50.0 million, a $7.5 million, or 18%, increase from the same period in 2020. Diluted EPS increased to $2.41 for the six months of June 30, 2021 compared to $2.04 for the same period in 2020.

Net income from continuing operations was $36.8 million for the first six months of 2021, a $4.8 million increase from the same period in 2020. Diluted EPS from continuing operations were $1.78 for the six months ended June 30, 2021 compared to $1.54 for the same period in 2020. The increase in net income and net income from continuing operations primarily reflected a positive reduction in Provision partially offset by a decrease in net interest income.

The following are general highlights by reportable segment. Discontinued operations for the periods discussed relate entirely to the TRS segment.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” of Part I Item 1 “Financial Statements.”

Traditional Banking segment

●	Net income increased $6.4 million, or 66%, for the first six months of 2021 compared to the same period in 2020.

●	Net interest income decreased $276,000 for the first six months of 2021 compared to the same period in 2020.

●	Provision decreased $8.8 million to a net credit of $82,000 for the first six months of 2021 compared to a net charge of $8.7 million for the same period in 2020.

●	Noninterest income increased $1.4 million, or 10%, for the first six months of 2021 compared to the same period in 2020.

●	Total noninterest expense increased $930,000, or 1%, for the first six months of 2021 compared to same period in 2020.

●	Total Traditional Bank loans decreased $117 million, or 3%, during the first six months of 2021, driven by a $141 million decrease in PPP loans.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.60% as of June 30, 2021 compared to 0.63% as of December 31, 2020.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.28% as of June 30, 2021 compared to 0.26% as of December 31, 2020.

●	As of June 30, 2021, $25 million, or 1%, of Traditional Banking loans remained under a COVID-19 hardship accommodation.

●	Total Traditional Bank deposits increased $238 million, or 6%, during the first six months of 2021.

Warehouse Lending segment

●	Net income increased $2.5 million, or 40%, for the first six months of 2021 compared to the same period in 2020.

●	Net interest income increased $2.7 million, or 26%, for the first six months of 2021 compared to the same period in 2020.

●	The Warehouse Provision was a net credit of $307,000 for the first six months of 2021 compared to a net charge of $781,000 for the same period in 2020.

●	Average committed Warehouse lines increased to $1.4 billion during the first six months of 2021 from $1.1 billion during the same period in 2020.

●	Average line usage was 52% during the first six months of 2021 compared to 63% during the same period in 2020.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $1.8 million, or 14%, during the first six months of 2021 compared to the same period in 2020.

●	Overall, Republic’s originations of secondary market loans totaled $355 million during the first six months of 2021 compared to $344 million during the same period in 2020, with the Company’s gain-as-a-percent-of-loans-sold decreasing from 3.93% to 3.10% from period to period.

Tax Refund Solutions segment

Continuing Operations

●	Net loss from continuing operations was $562,000 for the first six months of 2021 compared to a net loss of $1.5 million for the same period in 2020. The higher loss during the first six months of 2020 primarily reflected general operating losses related to TRS’s prepaid card division, with such losses substantially occurring prior to May 1, 2020. On May 1, 2020, the RPS division added a large depository relationship that significantly improved profitability on a subsequent basis.

Discontinued Operations

●	Net income from discontinued operations increased $2.7 million for the first six months of 2021 compared to the same period in 2020.

●	Net interest income from discontinued operations decreased $5.9 million for the first six months of 2021 compared to the same period in 2020.

●	Total EA originations were $250 million during the first six months of 2021 compared to $388 million for the first six months of 2020.

●	Overall, TRS recorded a net charge to the Provision from discontinued operations of $10.1 million during the first six months of 2021 compared to a net charge to the Provision of $19.6 million for the same period in 2020.

●	Noninterest income from discontinued operations decreased $71,000 for the first six months of 2021 compared to the same period in 2020.

●	Net RT revenue decreased $94,000 for the first six months of 2021 compared to the same period in 2020.

●	Noninterest expense from discontinued operations was $6.1 million for the first six months of 2021 compared to $6.5 million for the same period in 2020.

Republic Credit Solutions segment

●	Net income decreased $2.5 million, or 24%, for the first six months of 2021 compared to the same period in 2020.

●	Net interest income decreased $3.2 million, or 25%, for the first six months of 2021 compared to the same period in 2020.

●	Overall, RCS recorded a net charge to the Provision of $1.2 million during the first six months of 2021 compared to a net charge of $263,000 for the same period in 2020.

●	Noninterest income increased $1.3 million, or 47%, from the first six months of 2020 to the first six months of 2021.

●	Noninterest expense was $2.0 million for the first six months of 2021 compared to $1.8 million for the same period in 2020.

●	Total nonperforming loans to total loans for the RCS segment was 0.63% as of June 30, 2021 compared to 0.04% as of December 31, 2020.

●	Delinquent loans to total loans for the RCS segment was 7.66% as of June 30, 2021 compared to 9.23% as of December 31, 2020.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These market rates trended lower since the first quarter of 2020 and the onset of COVID-19 pandemic, as the FOMC reduced the FFTR to approximately 25 basis points during 2020. The FOMC has provided on-going guidance that it is unlikely the FFTR will be increased in the near term.

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

Total Company net interest income from continuing operations decreased $1.3 million, or 1%, during the first six months of 2021 compared to the same period in 2020. Total Company net interest margin from continuing operations decreased to 3.42% during the first six months of 2021 compared to 3.75% for the same period in 2020. Net interest income from discontinued operations was $14.8 million during the first six months of 2021 compared to $20.7 million during the same period in 2020.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $276,000 for the first six months of 2021 compared to the same period in 2020. Traditional Banking’s net interest margin was 3.21% for the first six months of 2021, a decrease of 31 basis points from the same period in 2020.

Table 7 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

Due to the short-term nature of the PPP, management believes Traditional Bank net interest income excluding PPP lender fees is a more appropriate measure to analyze the Traditional Bank’s net interest income and net interest margin. The following table reconciles Traditional Bank net interest income and net interest margin to Traditional Bank net interest income and net interest margin excluding PPP lender fees, a non-GAAP measure. Net interest margin excluding PPP lender fees presented below also excludes average PPP loans of $357 million and $193 million for the six months ended June 30, 2021 and 2020.

	Net Interest Income				Net Interest Margin
	Six Months Ended Jun. 30,				Six Months Ended Jun. 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	Change

Traditional Banking - GAAP	$79,380	$79,656	$(276)	(0)%	3.21%	3.52%	(0.31)%
Less: PPP lender fees	9,433	1,599	7,834	490	0.24	(0.03)	0.27
Traditional Banking ex PPP lender fees - non-GAAP	$69,947	$78,057	$(8,110)	(10)%	2.97	3.55	(0.58)

The decrease in the Traditional Bank’s net interest income and net interest margin during the first six months of 2021 was primarily attributable to the following factors:

●	Excluding accreted PPP lender fees, net interest income decreased $8.1 million, or 10%, from the first six months of 2020, as the Traditional Bank’s net interest margin, excluding PPP loans and related fees, declined from 3.55% for the first six months of 2020 to 2.97% for the first six months of 2021. The decline in the net interest margin was substantially driven by a 22-basis point decline in the Traditional Bank’s yield on its average interest-earning assets from the first six months of 2020 to the first six months of 2021, as the majority of the Traditional Bank’s growth in interest-earning assets during the previous 12 months was in lower-yielding cash or cash equivalents instead of loans.

●	Partially offsetting the Traditional Bank’s margin compression, the Traditional Bank recognized $9.4 million of fee income on its PPP portfolio during the first six months of 2021 compared to $1.6 million of similar fees during the same period in 2020. The $7.8 million increase in PPP fee income was driven significantly by the forgiveness, payoff, and paydown of $348 million of PPP loans during the first six months of 2021. As of June 30, 2021, net PPP loans of $251 million remained on the Core Bank’s balance sheet, including $53 million in loan balances originated during 2020, $207 million in loan balances originated during 2021, and $9 million of unaccreted PPP lender fees reported as a credit offset to these originated balances. Unaccreted PPP lender fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

Warehouse Lending segment

Net interest income increased $2.7 million, or 26%, for the first six months of 2021 compared to the same period in 2020.

Average committed Warehouse lines increased to $1.4 billion during the first six months of 2021 from $1.2 billion during the same period in 2020, while overall usage rates on Warehouse lines of credit were 52% and 63%, respectively for the same periods. In addition, the Warehouse net interest margin increased to 3.45% for the first six months of 2021 compared to 2.86% for the first six months of 2020, as many of the Bank’s Warehouse client reached contractual interest rate floors on their lines-of-credit during the first six months of 2020 preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline.

Tax Refund Solutions segment

Discontinued Operations

TRS’s net interest income from discontinued operations decreased $5.9 million for the first six months of 2021 compared to the same period in 2020. TRS’s EA product earned $13.1 million in interest income during the first six months of 2021, a $6.4 million decrease from the first six months of 2020 resulting primarily from a $138 million decrease in EA originations from period to period. Management believes that economic impact (stimulus) payments, pandemic health risks, and a two-week delay in the start to the 2021 tax season, all, in varying degrees, negatively impacted demand for its EA product during the first six months of 2021.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income decreased $3.2 million, or 25%, from the first six months of 2020 to the first six months of 2021. The decrease was driven primarily by a decline in fee income from RCS’s LOC I product. Loan fees on this product, recorded as interest income on loans, decreased to $7.3 million during the first six months of 2021 compared to $10.7 million during the same period in 2020 and accounted for 75% and 79% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in balances for RCS’s LOC I product following a reduction of marketing for this product during the second and third quarters of 2020. While the marketing for this product was reinstated during the fourth quarter of 2020, management believes the ongoing impact of government stimulus payments continued to reduce demand for this product during the current period.

Future loan fee income from RCS’s LOC I product will likely continue to be negatively impacted by the on-going COVID-19 pandemic.

Table 8 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS (1)

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$725,764	$416	0.11%	$253,548	$724	0.57%
Investment securities, including FHLB stock (2)	563,243	3,931	1.40	562,751	5,828	2.07
Intercompany funds loaned to discontinued operations	160,208	195	0.24	154,561	1,130	1.46
RCS LOC I product (3) (7)	15,692	7,338	93.53	23,287	10,697	91.87
Other RPG loans (7)	103,247	2,328	4.51	90,511	2,383	5.27
Outstanding Warehouse lines of credit (4) (7)	758,493	14,194	3.74	724,977	14,339	3.96
Paycheck Protection Program loans (5) (7)	357,163	11,280	6.32	193,332	2,650	2.74
All other Core Bank loans (6) (7)	3,337,969	66,884	4.01	3,554,117	80,786	4.55

Total interest-earning assets	6,021,779	106,566	3.54	5,557,084	118,537	4.27

Allowance for credit loss	(60,235)			(51,357)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	109,641			95,663
Premises and equipment, net	39,151			44,680
Bank owned life insurance	82,837			66,866
Other assets (2)	167,361			132,861
Total assets	$6,360,534			$5,845,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (1)

Interest-bearing liabilities:
Transaction accounts	$1,542,685	$175	0.02%	$1,196,681	$841	0.14%
Money market accounts	753,198	196	0.05	744,745	1,490	0.40
Time deposits	309,155	2,035	1.32	421,257	4,345	2.06
Reciprocal money market and time deposits	316,493	461	0.29	248,887	1,053	0.85
Brokered deposits	43,369	22	0.10	196,414	1,693	1.72

Total interest-bearing deposits	2,964,900	2,889	0.19	2,807,984	9,422	0.67

Securities sold under agreements to repurchase and other short-term borrowings	181,216	17	0.02	192,755	136	0.14
Intercompany funds borrowed from discontinued operations	132,144	262	0.40	184,950	1,473	1.59
Federal Reserve PPP Liquidity Facility	—	—	—	61,384	105	0.34
Federal Home Loan Bank advances	34,033	41	0.24	317,307	2,470	1.56
Subordinated note	41,240	341	1.65	41,240	647	3.14

Total interest-bearing liabilities	3,353,533	3,550	0.21	3,605,620	14,253	0.79

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,054,131			1,348,541
Other liabilities	110,044			103,572
Stockholders’ equity	842,826			788,064
Total liabilities and stock-holders’ equity	$6,360,534			$5,845,797

Net interest income		$103,016			$104,284

Net interest spread			3.33%			3.48%

Net interest margin			3.42%			3.75%

(1)	The table above excludes average assets, average liabilities, interest income, and interest expense for discontinued operations; however, loans to and borrowings from discontinued operations are included above based on the Company’s funds transfer pricing methodology. Net interest income would be $117.8 million and $124.9 million and net interest margin would be 3.97% and 4.55% for the six months ended June 30, 2021 and 2020 if continuing and discontinued operations were consolidated above.
(2)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(3)	Interest income is composed entirely of loan fees.
(4)	Interest income includes loan fees of $1.7 million and $1.4 million for the six months ended June 30, 2021 and 2020.
(5)	Interest income includes loan fees of $9.4 million and $1.6 million for the six months ended June 30, 2021 and 2020.
(6)	Interest income includes loan fees of $1.9 million and $1.7 million for the six months ended June 30, 2021 and 2020.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 9 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 9 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2021
	Compared to
	Six Months Ended June 30, 2020
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(308)	$595	$(903)
Investment securities, including FHLB stock	(1,897)	5	(1,902)
Intercompany funds loaned to discontinued operations	(935)	40	(975)
RCS LOC I product	(3,359)	(5,045)	1,686
Other RPG loans	(55)	312	(367)
Outstanding Warehouse lines of credit	(145)	647	(792)
Paycheck Protection Program loans	8,630	3,399	5,231
All other Core Bank loans	(13,902)	(4,716)	(9,186)
Net change in interest income	(11,971)	(4,763)	(7,208)

Interest expense:

Transaction accounts	(666)	191	(857)
Money market accounts	(1,294)	17	(1,311)
Time deposits	(2,310)	(979)	(1,331)
Reciprocal money market and time deposits	(592)	231	(823)
Brokered deposits	(1,671)	(757)	(914)
Securities sold under agreements to repurchase and other short-term borrowings	(119)	(7)	(112)
Intercompany funds borrowed from discontinued operations	(1,211)	(334)	(877)
Federal Reserve PPP Liquidity Facility	(105)	(105)	—
Federal Home Loan Bank advances	(2,429)	(1,247)	(1,182)
Subordinated note	(306)	—	(306)
Net change in interest expense	(10,703)	(2,990)	(7,713)

Net change in net interest income	$(1,268)	$(1,773)	$505

* The table above does not consider average assets, average liabilities, interest income, and interest expense for discontinued operations.

Provision

Total Company Provision from continuing operations was a net charge of $828,000 for the first six months of 2021 compared to a net charge of $9.7 million for the same period in 2020. Total Company Provision from discontinued operations was a net charge of $10.1 million for the first six months of 2021 compared to a net charge of $19.6 million for the same period in 2020.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2021 was a net credit of $82,000 compared to an $8.7 million net charge for the first six months of 2020. An analysis of the Provision for the first six months of 2021 compared to the same period in 2020 follows:

●	For the first six months of 2021, there was a minimal net credit to the Traditional Bank Provision, generally based on an improving economic outlook in conjunction with limited charge-offs incurred by the Traditional Bank since making significant life-of-loan reserves during 2020 following the onset of the pandemic. The net credit recorded during the first six months of 2021 primarily included ACLL releases for the residential real estate, CRE, and HELOC portfolios offset by additional reserves for certain Special Mention loans with continued signs of pandemic-related hardship through June 30, 2021.

●	During the first six months of 2020, the Traditional Bank recorded $10.9 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic during the first six months of 2020 was a reduction in Provision of $2.0 million consistent with a $170 million decrease in Traditional Bank loan spot balances from December 31, 2019 to June 30, 2020.

As a percentage of total loans, the Traditional Banking ACLL was 1.37% as of June 30, 2021 compared to 1.34% as of December 31, 2020 and 1.10% as of June 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2021.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $307,000 for the first six months of 2021 compared to a net charge of $781,000 for the same period in 2020. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $123 million during the first six months of 2021 compared to an increase of $312 million during the first six months of 2020.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2021, December 31, 2020, and June 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2021.

Tax Refund Solutions segment

Discontinued Operations

TRS recorded a net charge to the Provision from discontinued operations of $10.1 million during the first six months of 2021 compared to a net charge of $19.6 million for the same period in 2020. Substantially all TRS Provision in both periods was related to its EA product.

TRS’s Provision for EA loan losses was $10.2 million, or 4.1% of its $250 million in EAs originated during the first six months of 2021, compared to a Provision of $19.5 million, or 5.0% of its $388 million in EAs originated during the first six months of 2020. The lower Provision during the first six months of 2021 resulted from repayment rates on EA loans from the U.S. Treasury that exceeded those during the first six months of 2020. Management believes the slower repayment rates from the U.S. Treasury during the first six months of 2020 was directly related to the impact of the COVID-19 pandemic and the resulting delay in tax-return processing by the IRS for certain types of tax returns that required further taxpayer communication and verification.

EAs are only originated during the first two months of each year, with all uncollected EAs charged off by June 30th of each year. EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 10 below, RCS recorded a net charge to the Provision of $1.2 million during the first six months of 2021 compared to a net charge to the Provision of $263,000 for the same period in 2020. The increase in the Provision was driven by an increase in outstanding balances for RCS’s lines of credit during the first six months of 2021 compared to a decrease in similar balances during the same period in 2020. The Company reduced marketing for its LOC I product during the second and third quarters of 2020, then began incrementally increasing such marketing during the fourth quarter of 2020. The Company began offering its LOC II product during the first quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 7.68% as of June 30, 2021, 7.94% as of December 31, 2020, and 9.21% as of June 30, 2020. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2021.

The following table presents net charges to the RCS Provision by product:

Table 10 — RCS Provision by Product

	Six Months Ended Jun. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$1,207	$253	$954	377%
Hospital receivables	10	10	—	—
Total	$1,217	$263	$954	363%

Table 11 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2021	2020

ACLL at beginning of period	$61,067	$43,351

Adoption of ASC 326	—	6,734

Charge-offs:

Traditional Banking:
Residential real estate	—	(27)
Commercial real estate	(428)	(270)
Commercial & industrial	—	(192)
Consumer	(370)	(733)
Total Traditional Banking	(798)	(1,222)
Warehouse lines of credit	—	—
Total Core Banking	(798)	(1,222)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(10,256)	(19,575)
Commercial & industrial	(51)	(72)
Republic Credit Solutions	(1,362)	(4,717)
Total Republic Processing Group	(11,669)	(24,364)
Total charge-offs	(12,467)	(25,586)

Recoveries:

Traditional Banking:
Residential real estate	46	86
Commercial real estate	80	473
Commercial & industrial	11	44
Home equity	41	87
Consumer	243	323
Total Traditional Banking	421	1,013
Warehouse lines of credit	—	—
Total Core Banking	421	1,013

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	30	42
Commercial & industrial	8	1
Republic Credit Solutions	171	470
Total Republic Processing Group	209	513
Total recoveries	630	1,526

Net loan charge-offs	(11,837)	(24,060)

Provision from continuing operations- Core Banking	(267)	9,228
Provision from continuing operations - RPG	1,217	263
Provision from discontinued operations - RPG	10,111	19,581
Total Provision	11,061	29,072
ACLL at end of period	$60,291	$55,097

Credit Quality Ratios - Total Company:

ACLL to total loans	1.32%	1.09%
ACLL to nonperforming loans	270	270
Net loan charge-offs to average loans	0.51	1.03
Net loan charge-offs from continuing operations to average loans	0.07	0.20

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.16%	0.92%
ACLL to nonperforming loans	238	230
Net loan charge-offs to average loans	0.02	0.01

Noninterest Income

Total Company noninterest income from continuing operations increased $1.6 million, or 5%, during the first six months of 2021 compared to the same period in 2020. Total Company noninterest income from discontinued operations decreased $71,000 during the first six months of 2021 compared to the same period in 2020.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $1.4 million, or 10%, for the first six months of 2021 compared to the same period in 2020. Interchange Fee Income increased $1.1 million from the first six months of 2020 to the same period in 2021, while Service Charges on Deposit Accounts increased $350,000 comparing the same periods. Service Charges on Deposit Accounts were below normal levels during the first six months of 2020, as a pandemic-driven rise in the consumer savings rate drove a reduction in the Bank’s overdraft-related fees. Both Interchange Fee Income and Service Charges on Deposits began to rise towards normal levels during the first quarter of 2021 following the removal of pandemic-related restrictions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2021 and 2020 were $2.5 million and $2.7 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2021 and 2020 were $506,000 and $417,000. The Bank suspended its daily overdraft charges during the first six months of 2020 to soften the economic hardship of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.8 million, or 14%, during the first six months of 2021 compared to the same period in 2020. For the first six months of 2021, the Core Bank originated $355 million in secondary market loans and achieved an average gain-as-a-percent-of-loans-sold during the period of 3.10%, with comparable originations of $344 million and comparable gains of 3.93% during the first six months of 2020. Favorable market conditions drove a higher gain percentage for the Core Bank during the last nine months of 2020 and for a portion of the first six months of 2021, with these favorable conditions beginning to normalize during February 2021. Management believes these favorable conditions could continue to normalize during the remainder of 2021 potentially bringing the Core Bank’s gain-as-a-percent-of-loans-sold closer to normal historical levels near 2.50%.

Republic Credit Solutions segment

RCS’s noninterest income increased $1.3 million, or 47%, during the first six months of 2021 compared to the same period in 2020, with program fees representing the entirety of RCS’s noninterest income. Pandemic-driven restrictions negatively impacted RCS program fees during the first six months of 2020, with those program fees beginning to normalize during 2021 following the removal of restrictions.

The following table presents RCS program fees by product:

Table 12 — RCS Program Fees by Product

	Six Months Ended Jun. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$2,122	$1,448	$674	47%
Hospital receivables	111	8	103	1,288
Installment loans*	1,930	1,376	554	NM
Total	$4,163	$2,832	$1,331	47%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense from continuing operations increased $2.1 million, or 2%, during the first six months of 2021 compared to the same period in 2020. Total Company noninterest expense from discontinued operations decreased $416,000 during the first six months of 2021 compared to the same period in 2020.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $930,000 for the first six months of 2021 compared to the same period in 2020. The following primarily drove the change in noninterest expense:

●	Salaries and benefits expense increased approximately $1.8 million, or 4%, primarily driven by annual merit increases and increases in contract labor, equity compensation, payroll taxes, and health benefits from period to period.

●	Technology, Equipment, and Communication expense increased $736,000, as the Traditional Bank strategically added 30 Interactive Teller Machines over the previous 12 months, bringing its ITM fleet to over 70 ITMs as of June 30, 2021.

●	Occupancy expense increased $436,000, or 7%, driven primarily by increases in snow removal and pandemic-driven janitorial and cleaning costs from period to period.

●	Partially offsetting the increases above, Bank Franchise Tax expense decreased $906,000. As previously reported, Kentucky enacted HB354 in March 2019 and as a result, the Bank transitioned from a capital-based bank franchise tax to the Kentucky corporate income tax on January 1, 2021.

●	Legal and professional fees decreased $472,000 driven by estimated pandemic-related costs during 2020, including consumer compliance consultations.

●	Supplies, meals, entertainment, mileage, and travel costs decreased $540,000, in total, resulting from continuing pandemic-driven restrictions on these activities.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased $1.4 million, or 31%, during the first six months of 2021 compared to the same period in 2020, primarily due to higher mortgage commissions recorded during 2021.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $747 million in cash and cash equivalents as of June 30, 2021 compared to $486 million as of December 31, 2020. The Company continues to maintain a relatively high cash balance on its balance sheet as deposit balances have continued to grow and loan balances have continued to generally decline.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This yield was a weighted-average 0.11% for the first six months of 2021. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Table 13 — Loan Portfolio Composition

(in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$852,947	$879,800	$(26,853)	(3)%
Nonowner occupied	289,290	264,780	24,510	9
Commercial real estate	1,389,003	1,349,085	39,918	3
Construction & land development	95,180	98,674	(3,494)	(4)
Commercial & industrial	330,302	325,596	4,706	1
Paycheck Protection Program	250,933	392,319	(141,386)	(36)
Lease financing receivables	9,249	10,130	(881)	(9)
Aircraft	121,112	101,375	19,737	19
Home equity	217,621	240,640	(23,019)	(10)
Consumer:
Credit cards	14,754	14,196	558	4
Overdrafts	717	587	130	22
Automobile loans	21,190	30,300	(9,110)	(30)
Other consumer	6,796	8,167	(1,371)	(17)
Total Traditional Banking	3,599,094	3,715,649	(116,555)	(3)
Warehouse lines of credit*	840,155	962,796	(122,641)	(13)
Total Core Banking	4,439,249	4,678,445	(239,196)	(5)

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	NA
Other TRS loans	—	—	—	NA
Republic Credit Solutions	114,949	110,893	4,056	4
Total Republic Processing Group	114,949	110,893	4,056	4

Total loans**	4,554,198	4,789,338	(235,140)	(5)
Allowance for credit losses	(60,291)	(61,067)	776	(1)

Total loans, net	$4,493,907	$4,728,271	$(234,364)	(5)%

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $235 million, or 5%, during the first six months of 2021 to $4.6 billion as of June 30, 2021. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $117 million, or 3%, from December 31, 2020 to June 30, 2021. The following primarily drove the change in loan balances during the first six months of 2021:

●	During the first six months of 2021, the Core Bank’s PPP portfolio decreased $141 million, primarily reflecting the forgiveness and payoff of $348 million of 2020 PPP originations and the origination of $208 million of PPP loans during the first six months of 2021.

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of June 30, 2021, net PPP loans of $251 million remained on the Core Bank’s balance sheet, including $53 million in loan balances originated during 2020, $207 million in loan balances originated during the first six months of 2021, and $9 million of unaccreted PPP lender fees reported as a credit offset to these originated balances. Unaccreted PPP lender fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated. While no guarantee can be made as to the overall remaining life of these loans, management believes the loans are likely to remain on the Company’s balance sheet less than one year, as it expects the substantial majority of its clients to request forgiveness for their loans at the earliest possible time, presuming these clients achieve the required program metrics.

PPP loans have a stated maturity of two to five years, an annualized fixed coupon rate of 1.0% to the client, are 100% guaranteed by the SBA, and 100% forgivable to the client if certain program metrics are met. The Bank earns an origination fee of 1%, 3%, or 5% based on the size of the loan.

●	The owner-occupied residential real estate and home equity categories decreased $27 million and $23 million. These decreases largely reflect a sharp drop in long-term market interest rates during the previous 12 months that drove an increase in refinance volume for residential mortgages, with much of the refinance activity going into fixed-rate products sold on the secondary market.

●	Offsetting the decreases above, the CRE category increased $40 million and the Aircraft category increased $20 million, as lending activity began normalizing following the removal of pandemic-driven restrictions during the first six months of 2021.

Warehouse Lending segment

Outstanding Warehouse period end balances decreased $123 million from December 31, 2020 to June 30, 2021. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

Allowance for Credit Losses

As of June 30, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL decreased $1 million from $61 million as of December 31, 2020 to $60 million as of June 30, 2021. As a percent of total loans, the total Company’s ACLL increased to 1.32% as of June 30, 2021 compared to 1.27% as of December 31, 2020. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

●	The Traditional Banking ACLL decreased approximately $337,000 to $49 million as of June 30, 2021 driven primarily by net charge-offs during the first six months of 2021.

●	The Traditional Bank decreased its ACLS $122,000 during the first six months of 2021 to $56,000 based on improved PD and LGD expectations on its corporate bond portfolios.

●	The Traditional Bank decreased its ACLC $55,000 during the first six months of 2021 to $934,000 based on improving economic outlook.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $2.1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing June 30, 2021 to December 31, 2020. As of June 30, 2021, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first six months of 2021.

Republic Credit Solutions segment

The RCS ACLL remained at $9 million from December 31, 2020 to June 30, 2021.

RCS maintained an ACLL for two distinct credit products offered as of June 30, 2021, including its line-of-credit products and its healthcare-receivables products. As of June 30, 2021, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 49% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

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

As of June 30, 2021, $25 million, or 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodation.

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

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $20 million during the first six months of 2021, driven primarily by commercial-purpose loans within the hospitality and leisure industry downgraded to Special Mention during the first six months of 2021. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s Classified and Special Mention loans is currently uncertain.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 14 — Classified and Special Mention Loans

(in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change

Loss	$—	$—	$—	—
Doubtful	—	—	—	—
Substandard	26,426	30,193	(3,767)	(12)%
PCD - Substandard	1,788	1,887	(99)	(5)
Total Classified Loans	28,214	32,080	(3,866)	(12)

Special Mention	113,137	89,206	23,931	27
PCD - Special Mention	853	895	(42)	(5)
Total Special Mention Loans	113,990	90,101	23,889	27

Total Classified and Special Mention Loans	$142,204	$122,181	$20,023	16

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $7 million and $7 million as of June 30, 2021 and December 31, 2020.

Nonperforming loans to total loans remained at 0.49% from December 31, 2020 to June 30, 2021. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s nonperforming loans is currently uncertain.

Table 15 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	June 30, 2021	December 31, 2020

Loans on nonaccrual status*	$21,621	$23,548
Loans past due 90-days-or-more and still on accrual**	723	47
Total nonperforming loans	22,344	23,595
Other real estate owned	1,898	2,499
Total nonperforming assets	$24,242	$26,094

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.49%	0.49%
Nonperforming assets to total loans (including OREO)	0.53	0.54
Nonperforming assets to total assets	0.39	0.42

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.49%	0.50%
Nonperforming assets to total loans (including OREO)	0.53	0.56
Nonperforming assets to total assets	0.42	0.45
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 16 — Nonperforming Loan Composition

	June 30, 2021		December 31, 2020
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$13,181	1.55%	$14,328	1.63%
Nonowner occupied	102	0.04	81	0.03
Commercial real estate	6,548	0.47	6,762	0.50
Construction & land development	—	—	—	—
Commercial & industrial	50	0.02	55	0.02
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,626	0.75	2,141	0.89
Consumer:
Credit cards	—	—	5	0.04
Overdrafts	—	—	—	—
Automobile loans	108	0.51	170	0.56
Other consumer	6	0.09	11	0.13
Total Traditional Banking	21,621	0.60	23,553	0.63
Warehouse lines of credit	—	—	—	—
Total Core Banking	21,621	0.49	23,553	0.50

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	723	0.63	42	0.04
Total Republic Processing Group	723	0.63	42	0.04

Total nonperforming loans	$22,344	0.49%	$23,595	0.49%

Table 17 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	144	$4,738	28	$4,889	4	$3,554	176	$13,181
Nonowner occupied	3	102	—	—	—	—	3	102
Commercial real estate	—	—	4	809	3	5,739	7	6,548
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	50	—	—	—	—	1	50
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	27	693	4	933	—	—	31	1,626
Consumer:
Credit cards	—	—	—	—	—	—	NM	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	12	108	—	—	—	—	12	108
Other consumer	7	6	—	—	—	—	7	6
Total Traditional Banking	194	5,697	36	6,631	7	9,293	237	21,621
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	194	5,697	36	6,631	7	9,293	237	21,621

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	723	—	—	—	—	NM	723
Total Republic Processing Group	NM	723	—	—	—	—	NM	723

Total	194	$6,420	36	$6,631	7	$9,293	237	$22,344

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,110	27	$4,966	5	$4,252	178	$14,328
Nonowner occupied	3	81	—	—	—	—	3	81
Commercial real estate	2	45	3	925	3	5,792	8	6,762
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	55	—	—	—	—	2	55
	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	26	867	6	1,274	—	—	32	2,141
Consumer:
Credit cards	NM	5	—	—	—	—	NM	5
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	14	170	—	—	—	—	14	170
Other consumer	7	11	—	—	—	—	7	11
Total Traditional Banking	200	6,344	36	7,165	8	10,044	244	23,553
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	200	6,344	36	7,165	8	10,044	244	23,553

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	42	—	—	—	—	NM	42
Total Republic Processing Group	NM	42	—	—	—	—	NM	42

Total	200	$6,386	36	$7,165	8	$10,044	244	$23,595

Table 18 — Rollforward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Nonperforming loans at the beginning of the period	$22,520	$20,853	$23,595	$23,489
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	1,042	3,069	1,772	4,658
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(934)	(2,981)	(2,838)	(7,898)
Principal balance paydowns of loans nonperforming at both period ends	(490)	(561)	(860)	(208)
Net change in principal balance of other loans nonperforming at both period ends*	206	39	675	378

Nonperforming loans at the end of the period	$22,344	$20,419	$22,344	$20,419
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 19 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Loans charged off	$—	$(273)	$—	$(2)
Loans transferred to OREO	—	(2,109)	—	(2,109)
Loans refinanced at other institutions	(752)	(490)	(2,650)	(2,445)
Loans returned to accrual status	(182)	(109)	(188)	(3,342)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(934)	$(2,981)	$(2,838)	$(7,898)

Based on the Bank’s review as of June 30, 2021, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans remained at 0.41% from December 31, 2020 to June 30, 2021. Core Bank delinquent loans to total Core Bank loans increased to 0.22% as of June 30, 2021 from 0.21% as of December 31, 2020. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2021 and December 31, 2020 were on nonaccrual status. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s delinquent loans is currently uncertain.

Table 20 — Delinquent Loan Composition*

	June 30, 2021		December 31, 2020
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$2,608	0.31%	$3,260	0.37%
Nonowner occupied	—	—	—	—
Commercial real estate	6,816	0.49	5,457	0.40
Construction & land development	—	—	—	—
Commercial & industrial	12	0.00	12	0.00
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	249	0.11	702	0.29
Consumer:
Credit cards	64	0.43	73	0.51
Overdrafts	145	20.22	147	25.04
Automobile loans	11	0.05	56	0.18
Other consumer	4	0.06	6	0.07
Total Traditional Banking	9,909	0.28	9,713	0.26
Warehouse lines of credit	—	—	—	—
Total Core Banking	9,909	0.22	9,713	0.21

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	8,809	7.66	10,234	9.23
Total Republic Processing Group	8,809	7.66	10,234	9.23

Total delinquent loans	$18,718	0.41%	$19,947	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 21 — Rollforward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Delinquent loans at the beginning of the period	$14,986	$42,627	$19,947	$20,804
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,717	2,823	3,276	3,080
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(1,425)	(29,901)	(3,016)	(7,513)
Principal balance paydowns of loans delinquent at both period ends	(31)	(1,394)	(54)	(2,189)
Net change in principal balance of other loans delinquent at both period ends*	2,471	(109)	(1,435)	(136)
Delinquent loans at the end of period	$18,718	$14,046	$18,718	$14,046
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 22 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Loans charged off	$(2)	$(2)	$(1)	$(2)
Easy Advances paid-off or charged-off	—	(23,467)	—	—
Loans transferred to OREO	—	(2,109)	—	(2,109)
Loans refinanced at other institutions	(667)	(1,270)	(1,796)	(3,012)
Loans paid current	(756)	(3,053)	(1,219)	(2,390)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(1,425)	$(29,901)	$(3,016)	$(7,513)

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

Table 23 — Collateral-Dependent Loans and Troubled Debt Restructurings

(in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change

Cashflow-dependent TDRs	$8,807	$10,938	$(2,131)	(19)%
Collateral-dependent TDRs	9,506	9,840	(334)	(3)
Total TDRs	18,313	20,778	(2,465)	(12)
Collateral dependent loans (which are not TDRs)	15,468	20,806	(5,338)	(26)
Total recorded investment in TDRs and collateral-dependent loans	$33,781	$41,584	$(7,803)	(19)%

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 24 — Deposit Composition

(in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change

Core Bank:
Demand	$1,231,449	$1,217,263	$14,186	1%
Money market accounts	810,307	712,824	97,483	14
Savings	281,164	236,335	44,829	19
Individual retirement accounts (1)	46,694	47,889	(1,195)	(2)
Time deposits, $250 and over (1)	78,702	83,448	(4,746)	(6)
Other certificates of deposit (1)	171,995	199,214	(27,219)	(14)
Reciprocal money market and time deposits (1)	301,384	314,109	(12,725)	(4)
Brokered deposits (1)	30,000	25,010	4,990	20
Total Core Bank interest-bearing deposits	2,951,695	2,836,092	115,603	4
Total Core Bank noninterest-bearing deposits	1,622,279	1,503,662	118,617	8
Total Core Bank deposits	4,573,974	4,339,754	234,220	5

Republic Processing Group:
Money market accounts	3,450	6,673	(3,223)	(48)
Total RPG interest-bearing deposits	3,450	6,673	(3,223)	(48)

Brokered prepaid card deposits	334,967	257,856	77,111	30
Other noninterest-bearing deposits	58,203	110,021	(51,818)	(47)
Total RPG noninterest-bearing deposits	393,170	367,877	25,293	7
Total RPG deposits	396,620	374,550	22,070	6

Deposits of discontinued operations (2)	46,984	18,877	28,107	149

Total deposits	$5,017,578	$4,733,181	$284,397	6%
(1)	Includes time deposit
(2)	See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

Total Company deposits increased $284 million, or 6%, from December 31, 2020 to $5.0 billion as of June 30, 2021.

Total Core Bank deposits increased $234 million, or 5%, with the following primarily driving growth:

●	Management believes its deposit balances continue to be the beneficiary of Federal government stimulus brought about by the COVID-19 pandemic. During the first six months of 2021, the Federal government issued two rounds of economic stimulus payments. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

●	The Core Bank originated $208 million of PPP loans during the first six months of 2021, with PPP borrowers generally retaining their loan proceeds within a deposit account at the Bank.

●	Management believes that much of the growth in noninterest-bearing and interest-bearing deposits at the Core Bank has been, and continues to be, a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

Total RPG deposits from continuing operations increased $22 million, or 6%, for the first six months of 2021, with the following primarily driving growth:

●	RPG noninterest-bearing deposits growth was primarily driven by the following:

●	RPG prepaid card balances within its RPS division increased $77 million, driven by government stimulus funds applied to prepaid card deposit balances. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

●	RPG other noninterest-bearing deposits decreased $52 million, driven by an outflow of funds associated with the RCS segment’s line-of-credit products.

Federal Home Loan Bank Advances

FHLB advances declined by $210 million from December 31, 2020 to June 30, 2021, as the Bank continued to maintain sufficient deposit balances to meet its current liquidity needs. The Bank held $25 million in overnight advances at a rate of 0.15% as of June 30, 2021, compared to $225 million in overnight advances at a rate of 0.16% as of December 31, 2020. Given the overall amount of liquidity on the Company’s balance sheet as of June 30, 2021, management does not anticipate that FHLB term or overnight advances will likely be utilized to any material extent over the near term.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Company had a loan to deposit ratio (excluding brokered deposits) of 98% as of June 30, 2021 and 108% as of December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents on-hand of $747 million and $486 million. The Bank also had available borrowing capacity of $909 million and $683 million from the FHLB as of June 30, 2021 and December 31, 2020. In addition, the Bank’s liquidity resources included unencumbered debt securities of $280 million and $274 million as of June 30, 2021 and December 31, 2020 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage-backed securities, and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of June 30, 2021 and December 31, 2020, these pledged investment securities had a fair value of $291 million and $304 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of June 30, 2021, the Bank had approximately $1.5 billion in deposits from 242 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $637 million, or 13%, of the Company’s total deposit balances as of June 30, 2021. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $823 million as of December 31, 2020 to $845 million as of June 30, 2021. The increase in stockholders’ equity was primarily attributable to net income earned during 2021 reduced primarily by cash dividends declared and Class A common stock repurchased.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of June 30, 2021, RB&T could, without prior approval, declare dividends of approximately $163 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.25% as of June 30, 2021 compared to 13.35% as of December 31, 2020. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, RBCT, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represents the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. The RBCT TPS are treated as part of Republic’s Tier I Capital.

The subordinated note and related interest expense are included in Republic’s consolidated financial statements. The subordinated note paid a fixed interest rate of 6.015% through September 30, 2015 and adjusted to 3-month LIBOR plus 1.42% on a quarterly basis thereafter. The subordinated note matures on December 31, 2035 and is redeemable at the Company’s option on a quarterly basis. In July 2021, the Company’s board approved the redemption of the RBCT TPS and the repayment of the subordinated note for the end of the third quarter of 2021.

Table 25 — Capital Ratios (1)

	As of June 30, 2021		As of December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$920,201	18.93%	$896,053	18.52%
Republic Bank & Trust Company	833,178	17.15	796,114	16.46

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$868,526	17.04%	$803,682	16.61%
Republic Bank & Trust Company	781,503	16.09	743,743	15.38

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$828,526	17.86%	$843,682	17.43%
Republic Bank & Trust Company	781,503	16.09	743,743	15.38

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$828,526	13.51%	$843,682	13.70%
Republic Bank & Trust Company	781,503	12.17	743,743	12.11

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 15 basis points lower than those presented in the table above as of June 30, 2021.

Asset/Liability Management and Market Risk

Asset/liability management is designed to ensure safety and soundness, maintain liquidity, meet regulatory capital standards, and achieve acceptable net interest income based on the Bank’s risk tolerance. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. The Bank, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be a significant risk to the Bank’s overall earnings and balance sheet.

The interest sensitivity profile of the Bank at any point in time will be impacted by a number of factors. These factors include the mix of interest sensitive assets and liabilities, as well as their relative pricing schedules. It is also influenced by changes in market interest rates, deposit and loan balances, and other factors.

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

As of June 30, 2021, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2021 and ending June 30, 2022 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 26 — Bank Interest Rate Sensitivity (Continuing Operations)

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of June 30, 2021	(1.0)%	(1.7)%	(1.4)%	2.4%	6.5%
% Change from base net interest income as of December 31, 2020	0.4%	(4.5)%	(7.0)%	(5.7)%	(4.2)%

The Bank’s dynamic simulation model run for June 2021 projected a decrease in the Bank’s net interest income plus secondary market loan fees for the “Down-100”, “Up-100” and “Up-200” scenarios, while the “Up-300” and “Up-400” rate scenarios projected increases. The projections as of December 2020 reflected a modest increase in the Down-100 scenario and decreases in all Up-rate scenarios.

As compared to December 2020, the deterioration in the Down-100 rate scenario for June 2021 was generally because the Bank had less ability in June 2021 than December to reprice its liabilities downward.  The improvement in the Up-rate scenarios was due partially to growth in interest-earning assets and partially to a smaller projected falloff in secondary market fees for the June 2021 simulation than previously projected for the December 2020 simulation.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020) and “RESULTS OF OPERATIONS (Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020.”

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2021 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	54,364	$44.85	54,364	838,976
May 1 - May 31	31,096	45.89	31,096	807,880
June 1 - June 30	169,600	46.80	169,600	638,280
Total	255,060	$46.28	255,060	638,280

The Company repurchased 255,060 shares during the second quarter of 2021. In connection with employee stock awards, there were 15,846 shares withheld upon exercise of stock options to cover withholding taxes and the exercise price. On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares, an increase of 941,577 shares from the buyback program that was previously in place. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2021, the Company had 638,280 remaining shares that could be repurchased under its current share repurchase program.

During the second quarter of 2021, there were approximately 32,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

2.1

Asset Purchase Agreement dated as of May 13, 2021, between Republic Bank & Trust Company and Green Dot Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed May 19, 2021 (Commission File Number: 0-24649))

3.1	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed April 26, 2021 (Commission File Number: 0-24649))

10.1	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective May 1, 2021

10.2	Form of Agreement for TRS Transaction Bonus Program (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 19, 2021 (Commission File Number: 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 6, 2021	/s/ Steven E. Trager
By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: August 6, 2021	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer